Form 10-Q
period 2007-06-30
Genpact LTD
filed 2007-09-11
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                        TO

Commission File Number: 333-142875

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	541990	98-0533350
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

Canon’s Court

22 Victoria Street

Hamilton HM

Bermuda

(441) 295-2244
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

     The number of shares of the registrant’s common shares, par value $0.01 per share, outstanding as of September 10, 2007 was 211,719,365, subsequent to the 2007 Reorganization referred to in Note 1 to the financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENPACT GLOBAL HOLDINGS SICAR S.à.r.l.
Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. Dollars, except share and per share data)

	As of December 31, 2006	As of June 30, 2007
Assets
Current assets
Cash and cash equivalents	$35,430	$49,024
Accounts receivable, net	43,854	78,701
Accounts receivable from a significant shareholder, net	97,397	84,254
Inter-corporate deposits with a significant shareholder	1,010	12,786
Deferred income taxes	1,144	1,156
Due from a significant shareholder	10,236	5,460
Prepaid expenses and other current assets	53,829	129,873
Total current assets	242,900	361,254

Property, plant and equipment, net	157,976	167,231
Deferred income taxes	1,549	1,044
Investment in equity affiliate	—	375
Customer-related intangible assets, net	119,680	114,170
Other intangible assets, net	11,908	11,291
Goodwill	493,452	570,777
Other assets	53,827	123,089
Total assets	$1,081,292	$1,349,231

See accompanying notes to the Consolidated Financial Statements.

GENPACT GLOBAL HOLDINGS SICAR S.à.r.l.

Consolidated Balance Sheets

(Unaudited)

(In thousands of U.S. Dollars, except share and per share data)

	As of December 31, 2006	As of June 30, 2007
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$83,000	$97,675
Current portion of long-term debt	19,383	19,418
Current portion of long-term debt from a significant shareholder	1,131	1,937
Current portion of capital lease obligations	64	21
Current portion of capital lease obligations payable to a significant shareholder	1,686	1,742
Accounts payable	9,230	19,064
Income taxes payable	1,617	9,983
Deferred income taxes	1,858	2,222
Due to a significant shareholder	8,928	10,212
Accrued expenses and other current liabilities	136,949	146,343
Total current liabilities	$263,846	$308,617

Long-term debt, less current portion	118,657	108,940
Long-term debt from a significant shareholder, less current portion	3,865	3,873
Capital lease obligations, less current portion	—	231
Capital lease obligations payable to a significant shareholder, less current portion	3,067	2,873
Deferred income taxes	20,481	37,653
Due to a significant shareholder	7,019	8,067
Other liabilities	39,662	$45,366
Total liabilities	$456,597	$515,620

Minority interest	—	4,048

			Pro Forma Stock-holders’ equity as of June 30, 2007
Stockholders’ equity
2% Cumulative Series A convertible preferred stock, 3,077,868 and 3,077,346 authorized, issued and outstanding, and $208,577 and $211,521 aggregate liquidation value as of December 31, 2006 and June 30, 2007, respectively; none pro forma	95,414	95,398
5% Cumulative Series B convertible preferred stock, 3,017,868 and 3,017,346 authorized, issued and outstanding, and $216,502 and $222,938 aggregate liquidation value as of December 31, 2006 and June 30, 2007, respectively; none pro forma	93,554	93,538
Common stock, $31 par value, 394,642 and 384,790 shares authorized, issued and outstanding as of December 31, 2006 and June 30, 2007, respectively; 189,962,335 shares pro forma	12,234	11,928	$1,900
Additional paid-in capital	482,805	507,669	706,633
Retained earnings /(accumulated deficit)	5,978	(18,546)	(18,546)
Accumulated other comprehensive income (loss)	(15,295)	152,907	152,907
Treasury stock, 20,056 and 850 common stock and 59,000 2% Cumulative Series A convertible preferred stock as of December 31, 2006 and June 30, 2007, respectively; 1,276,068 shares pro forma	(49,995)	(13,331)	(13,331)
Total stockholders’ equity	624,695	829,563	$829,563
Commitments and contingencies
Total liabilities, minority interest and stockholders’ equity	$1,081,292	$1,349,231

See accompanying notes to the Consolidated Financial Statements.

GENPACT GLOBAL HOLDINGS SICAR S.à.r.l.
Consolidated Statements of Income
(Unaudited)
(In thousands of U.S. Dollars, except share and per share data)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Net revenues
Net revenues from services - significant shareholder	$109,662	$124,218	$219,311	$244,990
Net revenues from services - others	31,294	75,847	53,542	130,101
Other revenues	—	427	—	1,382
Total net revenues	140,956	200,492	272,853	376,473
Cost of revenue
Services	85,753	128,248	163,739	237,398
Others	—	299	—	1,034
Total cost of revenue	85,753	128,547	163,739	238,432
Gross profit	55,203	71,945	109,114	138,041

Operating expenses:
Selling, general and administrative expenses	37,025	55,565	73,129	104,120
Amortization of acquired intangible assets	10,569	9,437	21,614	18,629
Foreign exchange (gains) losses, net	826	(11,478)	4,521	(13,137)
Other operating income	(625)	(1,160)	(1,753)	(1,723)
Income from operations	7,408	$19,581	11,603	30,152

Other income (expense), net	(2,630)	(3,498)	(3,185)	(7,078)

Income before share of equity in (earnings)/loss of affiliate, minority interest and income taxes	4,778	16,083	8,418	23,074

Equity in (earnings)/loss of affiliate	—	7	—	80

Minority interest	—	2,788	—	3,692

Income taxes expense (benefit)	(2,244)	6,195	(3,672)	10,363
Net Income	$7,022	$7,093	$12,090	$8,939

Net loss per common share - basic and diluted	$(9.11)	$(31.02)	$(15.27)	$(69.93)
Weighted average number of common shares used in computing net loss per common share basic and diluted	394,000	383,980	394,000	380,548

Pro forma earnings per common share -
Basic		$0.04		$0.05
Diluted		$0.04		$0.05
Weighted average number of pro forma common shares used in computing earnings per common share -
Basic		188,693,573		188,072,728
Diluted		197,698,302		197,216,435

See accompanying notes to the Consolidated Financial Statements.

GENPACT GLOBAL HOLDINGS SICAR S.à.r.l.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands of U.S. Dollars, except share and per share data)

	2% Cumulative Series A Convertible Preferred stock		5% Cumulative Series B Convertible Preferred stock		Common stock				Accumulated	Treasury Stock
	Shares (Nos)	Amounts	Shares (Nos)	Amounts	Shares (Nos)	Amounts	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (loss)	Common stock (Nos)	Series A Preferred stock (Nos)	Amounts	Total Stock- holders’ Equity	Comprehensive Income (loss)
Balance as of January 1, 2007	3,077,868	$95,414	3,017,868	$93,554	394,642	$12,234	$482,805	$5,978	$(15,295)	(20,056)	(59,000)	$(49,995)	$624,695
Issuance of Common stock on exercise of options	—	—	—	—	1,967	61	1,164	—	—	—	—	—	1,225
Treasury Stock issued in business combination	—	—	—	—	—	—	8,045	—	—	7,973	—	15,220	23,265
Cancellation of common stock held in treasury	—	—	—	—	(11,233)	(349)	(21,095)	—	—	11,233	—	21,444	—
Repurchase and retirement of Common stock from employees	—	—	—	—	(586)	(18)	(1,692)	—	—	—	—	—	(1,710)
Repurchase and retirement of Cumulative Series A convertible Preferred stock from employees	(522)	(16)	—	—	—	—	(126)	—	—	—	—	—	(142)
Repurchase and retirement of Cumulative Series B convertible Preferred stock from employees	—	—	(522)	(16)	—	—	(126)	—	—	—	—	—	(142)
Stock-based compensation expense	—	—	—	—	—	—	5,231	—	—	—	—	—	5,231
Accrual of dividend on Preferred stock	—	—	—	—	—	—	33,463	(33,463)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	8,939	—	—	—	—	8,939	$8,939
Other comprehensive income:
Unrealized gain on cash flow hedging derivatives, net	—	—	—	—	—	—	—	—	93,678	—	—	—	93,678	93,678
Currency translation adjustments	—	—	—	—	—	—	—	—	74,524	—	—	—	74,524	74,524
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	$177,141

Balance as of June 30, 2007	3,077,346	$95,398	3,017,346	$93,538	384,790	$11,928	$507,669	$(18,546)	$152,907	(850)	(59,000)	$(13,331)	$829,563

See accompanying notes to the Consolidated Financial Statements.

GENPACT GLOBAL HOLDINGS SICAR S.à.r.l.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. Dollars)

	Six months ended
	June 30, 2006	June 30, 2007
Operating activities
Net income	$12,090	$8,939
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	15,159	22,509
Amortization of debt issue costs	2,615	318
Amortization of acquired intangible assets	22,309	19,155
Loss (gain) on sale of property, plant and equipment, net	(75)	40
Provision for doubtful debts	621	1,675
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(5,448)	1,647
Equity in (earnings)/loss of affiliate	—	80
Minority interest	—	3,692
Stock-based compensation expense	2,479	5,231
Deferred taxes	(5,906)	(1,799)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(17,593)	(14,883)
Decrease (increase) in other assets	(12,076)	(462)
(Decrease) increase in accounts payable	(2,486)	3,818
(Decrease) increase in accrued expenses and other current liabilities	(17,955)	(8,514)
(Decrease) increase in income taxes payable	(1,539)	7,741
(Decrease) increase in other liabilities	11,315	3,608
Net cash provided by operating activities	$3,510	$52,795

Investing activities
Purchase of property, plant and equipment	(35,008)	(23,289)
Proceeds from sale of property, plant and equipment	786	1,156
Investment in affiliates	—	(455)
Inter-corporate deposits placed	(78,287)	(73,561)
Return of inter-corporate deposits	112,179	62,313
Payment for business acquisition, net of cash acquired	—	(14,771)
Net cash used in investing activities	$(330)	$(48,607)

Financing activities
Repayment of capital lease obligations	(1,406)	(1,381)
Proceeds from long-term debt	115,072	1,525
Repayment of long-term debt	(122,712)	(10,711)
Short-term borrowings, net	2,434	14,675
Repurchase of Common stock	—	(1,710)
Repurchase of Preferred stock	—	(285)
Deferred IPO cost	—	(1,492)
Proceeds from issuance of Common stock	—	1,225
Payment to Minority Partners	—	(2,104)
Net cash provided by (used in) financing activities	$(6,612)	$(258)

Effect of exchange rate changes	758	9,664
Net (decrease) increase in cash and cash equivalents	(3,432)	3,930
Cash and cash equivalents at the beginning of the period	44,698	35,430
Cash and equivalents at the end of the period	$42,024	$49,024

Supplementary information
Cash paid during the period for interest	5,694	7,318
Cash paid during the period for income taxes	5,363	4,337
Property, plant and equipment acquired under capital lease obligation	1,873	930
Goodwill acquired during the period	—	35,610
Intangibles acquired during the period	—	5,494

See accompanying notes to the Consolidated Financial Statements.

GENPACT GLOBAL HOLDINGS SICAR S.à.r.l.
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands of U.S. Dollars, except share and per share data)

Introductory Note

Genpact Limited was formed on March 29, 2007 to be the new holding company for our business.  It was initially a wholly-owned subsidiary of Genpact Global Holdings SICAR S.à.r.l. (“GGH”).  On July 13, 2007, we effectuated a transaction that resulted in Genpact Limited owning 100% of the stock of GGH, which transaction, together with certain related transactions, is referred to herein as the “2007 Reorganization.”  We use the terms “Genpact,” “Company,” “we” and “us” to refer to both GGH and its subsidiaries prior to July 13, 2007 and Genpact Limited and its subsidiaries after such date.

1.  Organization and description of business

The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services.

On March 29, 2007, Genpact Limited was incorporated in Bermuda as a subsidiary of GGH. On July 13, 2007, the Company effectuated a transaction that resulted in Genpact Limited owning 100% of the capital stock of GGH. This transaction and other related transactions commencing on this date are referred to as the ‘‘2007 Reorganization.’’ This transaction occurred by the shareholders of GGH exchanging their preferred and common shares in GGH for common shares in Genpact Limited. In addition, as part of the 2007 Reorganization, Genpact Global (Lux) S.à.r.l., or GGL, which owned approximately 63% of the outstanding equity of GGH, became a wholly owned subsidiary of Genpact Limited pursuant to a share exchange. GGL had no operations or assets other than its ownership interest in GGH, and had no liabilities other than obligations for accumulated dividends on preferred shares that were eliminated in the 2007 Reorganization and certain tax liabilities, amounting to $2,070 that were paid on July 27, 2007. GE and Genpact Investment Co. (Lux) have indemnified Genpact Limited for such tax liabilities. As part of the 2007 Reorganization, GGH became a Bermuda company and its name changed. In addition, GGL became a Bermuda company, in accordance with the laws of Bermuda and Luxembourg and its name changed to Genpact Global (Bermuda) Limited. The share and per share amounts in the consolidated financial statements do not give effect to the exchange of preferred and common shares of GGH for common shares of Genpact Limited pursuant to the 2007 Reorganization, except for the pro forma shareholders equity in the consolidated balance sheet and the pro forma earnings per share in note 12.

On August 1, 2007, Genpact Limited commenced an initial public offering of its common shares, pursuant to which Genpact Limited and certain of its existing shareholders (referred to as the “Selling Shareholders”) each sold 17,647,059 common shares at a price of $14 per share. The above offering resulted in gross proceeds of $494,118 and net proceeds to Genpact Limited and the Selling Shareholders of approximately $233,470 each after deducting underwriting discounts and commissions. Additionally Genpact Limited incurred offering related expenses of approximately $9,000. On August 14, 2007, the underwriters exercised their option to purchase 5,294,118 additional common shares from Genpact Limited at the initial offering price of $14 per share to cover over-allotments resulting in additional gross proceeds of $74,118 and net proceeds of approximately $70,041 to Genpact Limited, after deducting underwriting discounts and commissions.

2.  Summary of significant accounting policies

a)  Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Consolidated Financial Statements of GGH for the fiscal year ended December 31, 2006 included in our Prospectus filed with the SEC on August 1, 2007.

The un-audited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

On June 30, 2007, GGH was the parent company of Genpact Limited and consequently the accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of GGH and all of its subsidiaries that are more than 50% owned and controlled including Genpact Limited. All material inter-company accounts and transactions within the Company are eliminated in these consolidated financial statements.

On March 1, 2007, the Company acquired E-Transparent B.V. and certain related entities, which are controlling partners in a partnership known as ICE. Accordingly, from the date of acquisition the financial statements of ICE have been reflected in the Company’s financial statements.

b)  Use of estimates

The preparation of unaudited interim consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, intangibles and goodwill; valuation allowance for receivables and deferred tax assets; valuation of derivative instruments; valuation of share-based compensation and assets and obligations related to employee benefits. Management believes that the estimates used in the preparation of the unaudited interim consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates.

c)  Revenue recognition

The Company derives its revenue primarily from business process services, which are provided on both time-and-materials and fixed-price basis. The Company recognizes revenue from services under time-and-materials contracts when persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured. Such revenues are recognized as the services are provided. The Company’s fixed-price contracts include contracts for application maintenance and support services.  Revenues on these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and receivables for the services rendered between the last billing date and the balance sheet date.

Revenue with respect to fixed-price contracts for development of software is recognized on a percentage of completion method. Guidance has been drawn from paragraph 95 of Statement of Position (SOP) 97-2, Software Revenue Recognition, to account for revenue from fixed price arrangements for software development and related services in conformity with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The input (effort expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

The Company has deferred the revenue and the costs attributable to certain process transition activities where such activities do not represent the culmination of a separate earnings process. Such revenue and costs are subsequently recognized ratably over the period in which the related services are performed. Further, the deferred costs are limited to the amount of the deferred revenues.

Revenues are reported net of value-added tax, business tax and applicable discounts and allowances.

Reimbursements of out of pocket expenses received from customers have been included as part of revenues in accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

d)  Cash and cash equivalents

Cash and cash equivalents consist of cash balances and all highly liquid investments purchased with an original maturity of three months or less.

e)  Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for replacements and improvements are capitalized whereas the cost of maintenance and repairs are charged to earnings as incurred. The Company depreciates and amortizes all property, plant and equipment using the straight-line method over the following estimated economic useful lives of the assets:

Years
Buildings	40
Furniture and fixtures	4
Computer equipment and servers	3-4
Plant, machinery and equipment	4
Computer software	4
Leasehold improvements	Lesser of lease period or 6 years
Vehicles	3-4

The cost of software purchased for internal use is accounted for under American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.

f)  Research and development expense

Development costs incurred for software to be sold are expensed as incurred as research and development costs until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Thereafter, all software production costs are deferred and amortized over their useful lives and reported at the lower of unamortized cost and net realizable value.

g)  Business combinations, goodwill and other intangible assets

Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations requires that the purchase method of accounting be used for all business combinations.  SFAS No. 141 specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, all assets and liabilities of the acquired businesses including goodwill are assigned to reporting units.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Intangible assets acquired individually or with a group of other assets or in a business combination, are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	3-10 years
Marketing-related intangible assets	1-5 years
Contract-related intangible assets	1 year

The intangible assets are amortized using a discounted cash flow method in each period which reflects the pattern in which their economic benefits are consumed or otherwise used up.

h)  Impairment of long-lived assets

Long-lived assets, including certain intangible assets, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. The impairment amount to be recognized is measured by the amount by which the carrying value of the assets exceeds its fair value determined using the discounted cash flow approach.

i)  Functional and foreign currency translations

The unaudited interim consolidated financial statements are reported in U.S. Dollars. The functional currency for subsidiaries organized in Europe is the Euro and the functional currencies of subsidiaries organized in China, India, Japan, the Philippines and the U.K. are their respective local currencies. The functional currency of all other legal entities forming part of the Company is the U.S. Dollar. The translation of the functional currencies of the respective subsidiaries into U.S. Dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (losses), net, a separate component of stockholders’ equity.

Monetary assets and liabilities of each subsidiary denominated in currencies other than the subsidiary’s functional currency are translated into the respective functional currency at the rates of exchange prevailing at the balance sheet date. Transactions of each subsidiary in currencies other than the subsidiary’s functional currency are translated into the respective functional currency at the average monthly exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the unaudited interim consolidated statements of income.

j)  Loans held for sale

In 2006, the Company acquired MoneyLine Lending Services, Inc. (now known as Genpact Mortgage Services). Prior to May 31, 2007, one of its activities was to fund mortgage loans, which it then held for sale. Such loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. Market value is equal to the amount of unpaid principal, reduced by market valuation adjustments and increased or reduced by net deferred loan origination fees and costs. It is the Company’s intention to sell loans in the secondary market as soon as practical and it is not expected that loans will be held on the Company’s books for periods in excess of forty five days.

k)  Derivative instruments and hedging activities

In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate and interest rate risk. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies.

The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are then recognized in the consolidated statements of income included in foreign exchange (gains)/losses, net. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow and interest rate hedges are recognized in the consolidated statements of income and are included in foreign exchange (gains)/losses, net and other income (expense), net, respectively.

In respect of derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will prospectively discontinue hedge accounting with respect to that derivative.

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent change in its fair value in the consolidated statement of income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in the consolidated statement of income the gains and losses attributable to such derivative that were accumulated in other comprehensive income.

l)  Income taxes

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in statement of income in the period that includes the enactment date. Deferred tax assets are recognized in full, subject to a valuation allowance that may reduce the amount recognized to that which is more likely than not to be realized. In the case of an entity that benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse after the expiry of the tax holiday.

The current tax liability in relation to the interim consolidated financial statements is provided based on effective tax rate for the entire fiscal year.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Outside of the revised disclosure, there has been no financial statement impact of FIN 48 implementation.

As of January 1, 2007, the Company had unrecognized tax benefit for uncertain tax positions amounting to $ 8,646.  Of that amount, $2,579 relates to periods commencing on or after January 1, 2005, and which would impact the effective tax rate if the underlying issues were favorably resolved. The remaining balance amount of $ 6,067 relates to liabilities for uncertain tax positions taken in periods ending on or prior to the 2004 reorganization.   Interest and penalties recognized in accordance with the guidance provided in FIN 48, if any, are being classified as income tax expense. As of January 1, 2007, the liability for uncertain tax positions included approximately $1,283 of estimated interest and $0 penalties.

For federal, state and foreign tax purposes, the tax filings of the Company’s subsidiaries in the U.S, Hungary, Romania and Mexico remain subject to audit for years 2005 and forward.  Income tax filings of the Company’s subsidiary in India are subject to examination by Indian taxing authorities for Indian tax years 2004-2005 and forward.  Income tax filings of the Company’s subsidiary in China are subject to examination by China taxing authorities for years 2000 and forward. Management believes that the outcome of these examinations, and of other pending litigations in India in respect of prior years, will not have a material impact on the Company’s consolidated financial statements.

There have been no events since the adoption of FIN 48 that have had a material impact on the liability for uncertain tax positions.

m)  Retirement benefits

Contributions to defined contribution plans are charged to unaudited interim consolidated statements of income in the period in which services are rendered by the covered employees. Current services cost for defined benefit plans are accrued in the period to which they relate. In accordance with SFAS No. 87, Employers’ Accounting for Pensions, the liability in respect of defined benefit plans is calculated annually by the Company using the projected amount credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences in accordance with the employee benefit policy of the Company.

As of December 31, 2006, the Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Post Retirement Benefits.

n)  Stock- based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment, (SFAS No. 123(R)), following the prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based awards based on the grant date fair value of those awards. In adopting SFAS No. 123(R), the Company began to recognize compensation expense for stock options net of estimated forfeitures. Under the prospective transition method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption.

Prior to adoption of SFAS No. 123(R), the Company followed the minimum value method of SFAS No. 123, Accounting for Stock Based Compensation, to account for its stock-based awards. Under this method, compensation expense was recorded on the date of grant, if the fair value of the underlying stock on date of grant exceeded the present value of the stock options on the date of grant. As required under the prospective transition method, for the portion of awards outstanding at the date of initial application of SFAS No. 123(R), the Company continues to apply the minimum value method. For awards granted after the adoption of SFAS 123(R), the Company has elected to amortize the compensation cost on a straight-line basis over the vesting period.

o)  Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, inter-corporate deposits, deposits with banks, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents with corporations and banks with high investment grade ratings. Inter-corporate deposits are with GE, a significant shareholder. To reduce its credit risk on accounts receivable, the Company performs ongoing credit evaluation of customers.

p)  Earnings (loss) per share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for options except where the results would be anti-dilutive.

q)  Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

r)  Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines ‘fair value’ as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 provides guidance on the determination of fair value and lays down the fair value hierarchy to classify the source of information used in fair value measurement. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements and will adopt the provisions of SFAS No. 157 for the fiscal year beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of the financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements and will adopt the provisions of SFAS No. 159 for the fiscal year beginning January 1, 2008.

3.  Business acquisitions

On March 1, 2007, the Company acquired E-Transparent B.V. and certain related entities, which are controlling partners in a partnership known as ICE, for cash consideration of $18,488 (including $3,074 for the acquired working capital) and 7,973 shares of common stock of the Company with an estimated fair value of $23,265. Additionally, acquisition related expenses as incurred by the Company amounted to $1,569. Through this acquisition, the Company intends to provide SAP enterprise solution to business enterprises.

The operations of ICE have been consolidated in the financial statements of the Company from March 1, 2007.

The terms of the acquisition agreement also provide for the payment of contingent consideration in 2009 to the former shareholders of ICE of an amount not exceeding $20,552 if certain profitability targets are met.

The Company has followed the consensus reached in EITF 95-8, Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination, and will record the contingent payments as goodwill in the period in which the contingency is resolved.

The purchase price has been preliminarily allocated based on management’s estimates of the fair values of the acquired assets and liabilities as follows:

Tangible fixed assets, net	$545
Current assets and liabilities, net	3,074
Customer related intangible assets	5,494
Goodwill	35,610
Deferred tax liabilities, net	(1,401)
$43,322

The Company is in the process of making a final determination of the carrying value of assets and liabilities, which may result in changes in the carrying value of net assets recorded. Finalization of the purchase price allocation may result in certain adjustment to the above allocation.

During the quarter ended June 30, 2007, the Company entered into an agreement to acquire 100% of the outstanding shares of Axis Risk Consulting Services Private Limited, India, (“Axis”) for a cash consideration of $4,389 and 859 common shares of the Company with an estimated fair value of $2,175. The acquisition-related  estimated expenses as incurred by the Company amounted to $40. Axis is engaged in the business of providing risk consultancy, advisory and risk assurance services.

As of June 30, 2007 and as at the date here of, as the acquisition has not been consummated, pending certain closing conditions including regulatory approvals, the operations of Axis have not been consolidated.

Pro-forma information

The following table reflects unaudited pro forma consolidated results of operations of the Group, as if the acquisition of E-Transparent B.V. and certain related entities had been made at the beginning of the periods presented below:

	Six months ended
	June 30, 2006	June 30, 2007

Revenue as reported	$272,853	$376,473
Pro forma revenue	$289,110	$383,017
Net income as reported	$12,090	$8,939
Pro forma Net income	$14,805	$9,712

Net Loss per equity share as reported
Basic and diluted	$(15.27)	$(69.93)

Pro forma net loss per equity share
Basic and diluted	$(12.57)	$(66.58)

The un-audited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

4.  Accounts receivable, net of bad debt valuation allowance

Accounts receivable were $143,069 and $166,070, and bad debt valuation allowance was $1,818 and $3,115, resulting in a net accounts receivable balance of $141,251 and $162,995, as of December 31, 2006 and June 30, 2007, respectively.

Net accounts receivable from GE were $97,397 and $84,254 as of December 31, 2006 and June 30, 2007, respectively, representing 69% and 52% of the net accounts receivables.

5.  Derivative financial instruments

The Company is exposed to foreign currency fluctuations on foreign currency assets and forecasted cash flows denominated in a foreign currency. The Company has established risk management policies, including the use of derivatives to hedge foreign currency assets and foreign currency forecasted cash flows. The counterparties are banks and the Company considers the risks of non-performance by the counterparties as non-material. The forward foreign exchange contracts mature between one to thirty-six months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts as of (Note a)		Balance sheet exposure asset / (liability) (Note b)
	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007
Foreign exchange forward contracts denominated in:
United States Dollars (sell)	$1,265,059	$1,454,950	$(9,634)	$108,753
Euro (sell)	29,544	42,669	1,513	2,249
Japanese Yen (sell)	24,833	22,568	1,206	2,771
Pound Sterling (sell)	11,760	42,608	(413)	(479)
Net written options United States Dollars (sell)	53,500	—	(1,290)	—
Interest rate swaps (floating-to-fixed)	50,000	40,000	602	582
			$(8,016)	$113,876

a)              Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amount exchanged by counter parties and do not measure the Company’s exposure to credit or market risks.  The amounts exchanged are based on the notional amounts and other provisions of the underlying derivative agreements.

b)             Balance sheet exposure is denominated in United States Dollars and denotes the mark to market impact of the derivative agreements on the reporting date.

In connection with cash flow hedges, the Company has recorded a gain/(loss) of $(5,815) and $87,863 as a component of accumulated and other comprehensive income within stockholders’ equity as at December 31, 2006 and June 30, 2007, respectively.

The following table summarizes the activity in accumulated other comprehensive income within stockholders’ equity related to all derivatives classified as cash flow hedges during full year ended December 31, 2006 and six months ended June 30, 2007:

	As of December 31, 2006	As of June 30, 2007

Opening balance	$(30,148)	$(5,815)
Net gains/(losses) reclassified into net income on completion of hedged transactions	(11,028)	13,049
Changes in fair value of effective portion of outstanding derivatives, net	13,305	106,727
Unrealized gains / (loss) on cash flow hedging derivatives, net	24,333	93,678
Closing balance	$(5,815)	$87,863

As of December 31, 2006 and June 30, 2007 there were no significant gains or losses on derivative transactions or portions thereof that have become ineffective as hedges, or associated with an underlying exposure that did not occur.

In addition, the Company has net written options to sell U.S. Dollars, which are ineligible for hedge accounting under SFAS No. 133. Consequently, the changes in fair value of the net written options aggregating to $(897) and $(1,068) have been recognized in the consolidated statements of income as foreign exchange losses (gains), net for the six months ended June 30, 2006, and 2007, respectively.

Additionally, the Company has interest rate swaps for covering the future variability in interest rates which have not been considered as hedges under SFAS No. 133. Consequently, the changes in fair value of the interest rate swaps aggregating to $2,568 and $(20) have been recognized in the consolidated statements of income under other income (expense), net for the six months ended June 30, 2006, and 2007, respectively.

6.  Property, plant and equipment, net

	As of December 31, 2006	As of June 30, 2007

Property, plant and equipment	$216,695	$258,927
Less: Accumulated depreciation and amortization	(58,719)	(91,696)
Property, plant and equipment, net	$157,976	$167,231

Depreciation expense on property, plant and equipment amounted to $13,121 and $17,981 during six months ended June 30, 2006, and 2007, respectively and $7,365 and $9,402 during three months ended June 30, 2006, and 2007, respectively. The amount of computer software amortization during six months ended June 30, 2006 and 2007 was $2,038 and $4,527 respectively and $733 and $2,512 during three months ended June 30, 2006 and 2007.

7.  Goodwill and intangible assets

The following table presents the changes in goodwill for the full year ended December 31, 2006 and the six months ended June 30, 2007:

	As of December 31, 2006	As of June 30, 2007

Opening balance	$477,106	$493,452
Goodwill relating to acquisition consummated during the period	14,831	35,610
Recovery from GE under the purchase agreement	(6,161)	—
Effect of exchange rate fluctuations	7,676	41,715
Closing balance	$493,452	$570,777

The total amount of goodwill expected to be deductible for tax purposes is $21,375 and $20,668 as of December 31, 2006 and June 30, 2007 respectively.

Information regarding the Company’s other intangible assets acquired either individually or with a group of other assets or in a business combination is as follows:

	As of December 31, 2006			As of June 30, 2007
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related intangible assets	$207,228	$87,548	$119,680	$225,439	$111,269	$114,170
Marketing-related intangible assets	15,909	4,001	11,908	16,629	5,338	11,291
Contract-related intangible assets	493	493	—	541	541	—
	$223,630	$92,042	$131,588	$242,609	$117,148	$125,461

Amortization expense for intangible assets as disclosed under amortization of acquired intangible assets for the six months ended June 30, 2006, and 2007 was $21,614 and $18,629 respectively and for the three months ended June 30, 2006, and 2007 was $10,569 and $9,437 respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum value commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the six months ended June 30, 2006, and 2007 amounting to $695 and $526 respectively and for three months ended June 30, 2006, and 2007 was $340 and $264 respectively, has been reported as a reduction of revenue, in accordance with the guidance in EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As of June 30, 2007 the unamortized value of the intangible asset was $2,683, which would be amortized in future periods and reported as a reduction of revenue.

8.  Short-term borrowings

The Company has the following borrowing facilities:

a)          fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees, short-term loans and forward hedging. As of December 31, 2006 and June 30, 2007, the limits available were $25,330 and $26,753, respectively, and no amounts were outstanding.

b)         fund-based and non-fund-based revolving credit facilities of $145,000 for operational requirements in the form of overdrafts and letters of credit, expiring in 2011. As of December 31, 2006 and June 30, 2007, the fund-based outstanding balances were $83,000 and $97,675 respectively. These facilities bear interest at LIBOR plus a margin. The interest rate on June 30, 2007 was 6.25%. Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on indebtedness of the Company.

9.  Income taxes

During the first quarter of 2007, the Hungary branch of a subsidiary of the Company became subject to a Hungarian minimum corporate tax. The impact on the tax expense in the consolidated financials for the six months and three month ended June 30, 2007 is $6,045 and $3,689 respectively. The Company expects to restructure the affected operations by the end of the third quarter of 2007 in order to eliminate the applicability of this minimum tax in future periods.

Additionally, one of the Company’s India based subsidiary’s corporate tax holiday partially expired on March 31, 2007. In accordance with the provisions of FAS 109 Accounting for Income Taxes, as interpreted by FIN 18, Accounting for Income Taxes in Interim Periods, the impact of the partial expiry of the tax holiday has been taken into account in determining the effective tax rate (ETR) for the entire fiscal year.

10.  Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other plans covering most of its employees.

Defined Benefit Plans

The Company has a defined benefit retirement plan (the “Gratuity Plan’’) covering all of its Indian resident employees which is provided in accordance with Indian Law.

Net Gratuity Plan cost for the three months and the six months ended June 30, 2006 and 2007 includes the following components:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Service cost	$250	$338	$500	$677
Interest cost	66	88	132	176
Amortization of actuarial (gain) / loss	54	69	109	137
Expected return on plan assets	(48)	(73)	(96)	(146)
Net Gratuity Plan cost	$322	$422	$645	$844

Defined contribution plans

During the three months and six months ended June 30, 2006 and 2007, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

India	$1,428	$2,068	$2,857	$3,496
US	210	433	420	643
Hungary	4	5	9	9
China	738	724	1,475	1,461
Mexico	21	23	42	44
Total	$2,401	$3,253	$4,803	$5,653

11.  Stock-based compensation

The Company has issued options under the Genpact Global Holdings 2007 Plan (“2007 Plan”), Genpact Global Holdings 2006 Plan (“2006 Plan”) and the Genpact Global Holdings 2005 Plan (“2005 Plan”) to eligible persons who include employees, directors and certain other persons associated with the Company.

The Company intends to issue new shares to satisfy stock option exercises under its incentive plans. The stock-based compensation cost during the six months ended June 30, 2006, and 2007 amounting to $2,407 and $5,231 respectively and for the three months ended June 30, 2006, and 2007 amounting to $1,215 and $3,296 respectively, related to employees whose personnel expenses are allocated to cost of revenue and selling, general and administrative expenses.

A summary of the options granted during the year ended December 31, 2006 and the six months ended June 30, 2007 is set out below. The share numbers below do not reflect the 2007 Reorganization:

	As of December 31, 2006
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding as at January 1, 2006	63,469	$627	9.1	$—
Granted during the period	25,428	1,304	—	—
Forfeited during the period	(5,053)	788	—	—
Exercised during the period	(642)	623	—	826
Outstanding at the end of the period	83,202	$824	8.5	$90,271
Vested and expected to vest at the end of the
period	69,674	$791	8.5	$77,407
Exercisable at the end of the period	20,004	$626	8.5	$25,674
Weighted average grant date fair value of grants during the period	$811

	As of June 30, 2007
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding as at the beginning of the period	83,202	$825	8.5	$—
Granted during the period	56,452	2,795	—	—
Forfeited during the period	(4,189)	1,153	—	—
Exercised during the period	(1,967)	623	—	4,514
Outstanding at the end of the period	133,498	$1,651	8.9	$169,266
Vested and expected to vest at the end of the period	108,127	$1,512	8.9	$152,063
Exercisable at the end of the period	24,972	$664	8.1	$56,283
Weighted average grant date fair value of grants during the period	$1,329

As part of the 2007 Reorganization, the Company’s existing equity based compensation plans were assigned to Genpact Limited. As a result, all outstanding options issued under existing equity based compensation plans became options to acquire common shares of Genpact Limited.

12.  Net loss per share

The Company calculates net earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Historical basic and diluted net loss per common share does not give effect to the change in capital structure resulting from the 2007 Reorganization and therefore is based on the preferred and common shares of GGH outstanding during the respective periods. (See Note 1 for a discussion of the 2007 Reorganization which was consummated subsequent to June 30, 2007.) Such preferred shares of GGH were entitled to cumulative dividends which were not paid in cash and were accrued and added to accreted value. As a result, there is a net loss per common share in all periods shown. Such preferred shares were also convertible into common shares. The calculation of net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the respective periods. The potentially dilutive shares, consisting of such preferred shares as well as outstanding options on common shares, have not been included in the computation of diluted net loss per share, or in the weighted average shares outstanding, as the result would be anti-dilutive.

	Three months ended		Six months ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Net loss to common stock holders
Net income as reported	$7,022	$7,093	$12,090	$8,939
Less : preferred dividend	3,484	3,677	6,932	7,116
Less : undistributed earnings to preferred stock	2,149	2,088	3,133	2,088
Less : beneficial interest on conversion of preferred stock dividend	4,977	13,241	8,043	26,348
Net loss to common stock holders	$(3,588)	$(11,913)	$(6,018)	$(26,613)
Weighted average number of common shares and equivalent common shares used in
computing net loss per common share — basic and diluted	394,000	383,980	394,000	380,548
Net loss per common share — basic and diluted	$(9.11)	$(31.02)	$(15.27)	$(69.93)

Pro forma net earnings per common share give effect to the 2007 Reorganization as if it occurred on January 1, 2007. In the 2007 Reorganization, the shareholders of GGH exchanged their preferred and common shares of GGH for common shares of Genpact Limited. The following is the reconciliation of the pro forma weighted average number of equity shares used in the computation of pro forma basic and diluted EPS for the three months and six months ended June 30, 2007:

	Three months ended June 30, 2007	Six months ended June 30, 2007

Net income as reported	$7,093	$8,939

Pro forma common shares of Genpact Limited used in computing basic
earnings per common share after exchange of outstanding common and preferred shares of GGH	188,693,573	188,072,728
Pro forma dilutive effect of stock options	9,004,729	9,143,707
Pro forma weighted average number of common share outstanding used in
computing diluted earnings per share	197,698,302	197,216,435
Pro forma earnings per common share —
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

13.  Cost of revenue

Cost of revenue consists of the following:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Personnel expenses	$54,326	$75,212	$103,219	$142,010
Operational expenses	24,869	43,316	48,283	77,730
Depreciation and amortization	6,558	10,019	12,237	18,692
	$85,753	$128,547	$163,739	$238,432

14.  Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Personnel expenses	$25,787	$38,321	$51,650	$72,527
Operational expenses	9,698	15,349	18,557	27,776
Depreciation and amortization	1,540	1,895	2,922	3,817
	$37,025	$55,565	$73,129	$104,120

15.  Other income (expense) net

Other income (expense) net consists of the following:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Interest income on inter-corporate deposits	$104	$267	$595	$354
Interest expense	(5,089)	(4,214)	(7,618)	(8,122)
Gain / (loss) on interest rate swaps	1,456	15	2,567	(20)
Other	899	434	1,271	710
	$(2,630)	$(3,498)	$(3,185)	$(7,078)

16.  Related party transactions

The Company has entered into related party transactions with a significant shareholder, which is GE and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein).

The related party expenses and income can be categorized as follows:

Revenue from services

For the six months ended June 30, 2006, and 2007, the Company recognized net revenues from GE of $219,311 and $244,990, respectively, representing 80% and 65% of the consolidated total net revenue, respectively.

For the three months ended June 30, 2006, and 2007, the Company recognized net revenues from GE of $109,662 and $124,218, respectively, representing 78% and 62% of the consolidated total net revenue, respectively.

Cost of revenue from services

The Company purchases certain services from GE and also procures personnel from them for software development activities. These costs were recorded as consulting charges and included as part of cost of revenues.

For the six months ended June 30, 2006, and 2007, cost of revenue included amounts of $1,971 and $3,295, respectively, and for the three months ended June 30, 2006, and 2007, cost of revenue included amounts of $180 and $1,777, respectively, relating to services procured from GE.

Selling, general and administrative expenses

The Company purchases certain services from GE and also procures personnel from them for managerial support and also shared certain common facilities and resources. These costs were recorded as personnel expenses, and facilities maintenance cost, which was included as part of operational expenses.

For the six months ended June 30, 2006, and 2007, selling general and administration expenses included amounts of $362 and $441 respectively, and for the three months ended June 30, 2006, and 2007, selling general and administration expenses included amounts of $33 and $195 respectively, relating to services procured from GE.

Other operating income

The Company provides some shared services such as facility, recruitment, training and communication, etc. to GE. Recovery for such services has been included as other operating income in the income statement.

For the six months ended June 30, 2006, and 2007, income from these services was $1,753 and $1,723, respectively and for the three months ended June 30, 2006, and 2007, income from these services was $625 and $1,160, respectively.

Interest income

The Company earned interest income on inter-corporate deposits placed with a significant shareholder (GE). For the six months ended June 30, 2006, and 2007, interest income earned on these deposits was $595 and $170 respectively and for three months ended June 30, 2006, and 2007 was $104 and $83 respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the six months ended June 30, 2006, and 2007 interest expenses relating to such related party debt amounted to $280 and $548, respectively and for three months ended June 30, 2006, and 2007 was $189 and $293 respectively.

17.  Commitments and contingencies

Other commitments

The Company’s business process delivery centers in India are 100% Export Oriented units or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India. These units are exempted from customs and central excise duties and levies on imported and indigenous capital goods and stores and spares. The Company has executed legal undertakings to pay custom duty, central excise duty, levies and liquidated damages payable, if any, in respect of imported and indigenous capital goods and stores and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus filed with the SEC on August 1, 2007 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus filed with the SEC on August 1, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in our prospectus filed with the SEC on August 1, 2007 and “Forward Looking Statements.”

Disclosure Regarding Forward-Looking Statements

With the exception of the historical facts, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate and our leadership team’s beliefs and assumptions. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed under the heading “Risk Factors.” These forward looking statements include, but are not limited to, statements relating to:

•                  our ability to retain existing clients and contracts;

•                  our ability to win new clients and engagements;

•                  the expected value of the statements of work under our master service agreements;

•                  our beliefs about future trends in our market;

•                  expected spending on business process services by clients;

•                  our rate of employee attrition;

•                  foreign currency exchange rates;

•                  our effective tax rate; and

•                  competition in our industry.

All forward-looking statements involve risks and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.

Factors that may cause actual results to differ from expected results include, among others:

•                  our limited operating history and our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•                  our relative dependence on GE;

•                  our ability to hire and retain enough qualified employees to support our operations;

•                  our dependence on favorable tax legislation and tax policies that may be amended in an adverse manner to us or be unavailable to us in future;

•                  increases in wages in locations in which we have operations;

•                  restrictions on visas for our employees traveling to North America and Europe;

•                  our ability to retain senior management;

•                  our dependence on revenues derived from clients in the United States;

•                  the selling cycle for our client relationships;

•                  our ability to maintain pricing and asset utilization rates;

•                  fluctuations in exchange rates between U.S. Dollars, Euros, Pounds Sterling, Renminbi, Yen and Indian Rupees;

•                  our ability to attract and retain clients and our ability to develop and maintain client relationships based on attractive terms;

•                  legislation in the United States or elsewhere that adversely affects the performance of business process services offshore;

•                  increasing competition in our industry;

•                  telecommunications or technology disruptions or breaches, or natural or other disasters;

•                  our ability to protect our intellectual property and the intellectual property of others;

•                  regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•                  the international nature of our business;

•                  technological innovation;

•                  unionization of any of our employees;

•                  political or economic instability in countries where we have operations;

•                  worldwide political, economic and business conditions; and

•                  our ability to successfully consummate or integrate strategic acquisitions.

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” beginning on page 29 herein and in our Prospectus filed with the SEC on August 1, 2007. We undertake no obligation to update or revise any forward-looking statements.

Overview

We manage business processes for companies around the world. We began in 1997 as the India-based captive business process services operation for General Electric Capital Corporation, or GE Capital, GE’s financial services business. As the value of offshore outsourcing was demonstrated to the management of General Electric Corporation or GE, it became a widespread practice at GE and our business grew in size and scope. We took on a wide range of complex and critical processes and we became a significant provider to many of GE’s businesses, including Consumer Finance (GE Money), Commercial Finance, Healthcare, Industrial, NBC Universal and GE’s corporate offices.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the ‘‘2004 Reorganization,’’ GE reorganized these operations by placing them all under Genpact Global Holdings, a Luxembourg entity, and subsequently sold an indirect 60% interest in that entity to General Atlantic and Oak Hill. See ‘‘Prospectus Summary—The Company—The 2004 Reorganization’’ in our Prospectus filed with the SEC on August 1, 2007.

Following the 2004 Reorganization, we began operating as an independent company. We separated ourselves operationally from GE and began building the capabilities necessary to be successful as an independent company. We began actively pursuing business from Global Clients as of January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources. As a result our net revenues have increased significantly.

The 2007 Reorganization and IPO

On March 29, 2007, Genpact Limited was incorporated in Bermuda as a subsidiary of Genpact Global Holding SICAR S.à.r.l., or GGH. On July 13, 2007, we effectuated a transaction that resulted in Genpact Limited owning 100% of the capital stock of GGH. This transaction and other related transactions commencing on this date are referred to as the ‘‘2007 Reorganization.’’ This transaction occurred by the shareholders of GGH exchanging their preferred and common shares in GGH for common shares in Genpact Limited. In addition, as part of the 2007 Reorganization, Genpact Global (Lux) S.à.r.l., or GGL, which owned approximately 63% of the outstanding equity of GGH, became a wholly owned subsidiary of Genpact Limited pursuant to a share exchange. GGL had no operations or assets other than its ownership interest in GGH, and had no liabilities other than obligations for accumulated dividends on preferred shares that were eliminated in the 2007 Reorganization and certain tax liabilities of $2.1 million that were paid on July 27, 2007. GE and Genpact Investment Co. (Lux) (referred to as “GICo”) have indemnified us for such tax liabilities. As part of the 2007 Reorganization, GGH became a Bermuda company and changed its name to Genpact Global Holding (Bermuda) Limited and GGL also became a Bermuda company, in accordance with the laws of Bermuda and Luxembourg and its name was changed to Genpact Global (Bermuda) Limited.

As the 2007 reorganization was completed in the third quarter of 2007, the financials presented in this second quarter report on Form 10-Q are of GGH, the predecessor to Genpact Limited.

As part of the 2007 Reorganization, our existing equity-based compensation plans were assigned to Genpact Limited. As a result, all outstanding options issued under our existing equity-based compensation plans became options to acquire common shares of Genpact Limited.

On August 1, 2007, Genpact Limited commenced an initial public offering of its common shares, pursuant to which Genpact Limited and certain of its existing shareholders (referred to as the “Selling Shareholders”) each sold 17.65 million common shares at a price of $14 per share. The above offering resulted in gross proceeds of $494.1 million and net proceeds to Genpact Limited and the Selling Shareholders of approximately $233.5 million each after deducting underwriting discounts and commissions. Additionally Genpact Limited incurred offering-related expenses of approximately $9.0 million. On August 14, 2007, the underwriters exercised their option to purchase 5.29 million additional common shares from Genpact Limited at the initial offering price of $14 per share to cover over-allotments resulting in additional gross proceeds of $74.1 million and net proceeds of approximately $70.0 million to Genpact Limited, after deducting underwriting discounts and commissions.

Critical Accounting Policies

For a description of our critical accounting policies, see our Prospectus filed with the SEC on August 1, 2007.

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the quarter ended and the six months ended June 30, 2006 and 2007.

	Quarter Ended,				Six Months Ended,
	June 30, 2006		June 30, 2007		June 30, 2006		June 30, 2007
	(dollars in millions)
Net revenues — GE	$109.7	77.8%	$124.2	62.0%	$219.3	80.4%	$245.0	65.1%
Net revenues — Global Clients	31.3	22.2	75.8	37.8	53.5	19.6	130.1	34.6
Other revenues	—	—	0.4	0.2	—	—	1.4	0.4
Total net revenues	141.0	100.0	200.5	100.0	272.9	100.0	376.5	100.0
Cost of revenues	85.8	60.8	128.5	64.1	163.7	60.0	238.4	63.3
Gross profit	55.2	39.2	71.9	35.9	109.1	40.0	138.0	36.7
Operating expenses
Selling, general and administrative expenses	37.0	26.3	55.6	27.7	73.1	26.8	104.1	27.7
Amortization of acquired intangibles	10.6	7.5	9.4	4.7	21.6	7.9	18.6	4.9
Foreign exchange (gains) losses, net	0.8	0.6	(11.5)	5.7	4.5	1.7	(13.1)	3.5
Other Operating Income.	(0.6)	0.4	(1.2)	0.6	(1.8)	0.6	(1.7)	0.5
Income from operations	7.4	5.3	19.6	9.8	11.6	4.3	30.2	8.0
Other income/(expense), net.	(2.6)	1.9	(3.5)	1.7	(3.2)	1.2	(7.1)	1.9
Income before income taxes, share of equity in earnings of affiliates and minority interest	4.8	3.4	16.1	8.0	8.4	3.1	23.1	6.1
Equity in (earnings)/loss of affiliate	—	—	—	—	—	—	(0.1)	—
Minority Interest	—	—	2.8	1.4	—	—	3.7	1.0
Income taxes expense (benefit)	(2.2)	1.6	6.2	3.1	(3.7)	1.3	10.4	2.8
Net income	$7.0	5.0%	$7.1	3.5%	$12.1	4.4%	$8.9	2.4%

Fiscal Quarter Ended June 30, 2007 Compared to Fiscal Quarter Ended June 30, 2006

Net Revenues: Our net revenues increased by $59.5 million or 42.2%. This increase resulted from increased net revenues from GE and Global Clients.

Net revenues from GE increased by $14.6 million or 13.3%. This was attributable both to entering into new SOWs and to an increase in the services provided under existing SOWs. While net revenues from GE grew in absolute terms, such net revenues declined as a percentage of our total net revenues from 77.8% in the second quarter of 2006 to 62.0% in the second quarter of 2007, due to growth in revenues from our Global Clients.

Net revenues from Global Clients increased by $44.6 million or 142.4%. This increase resulted from revenues from new Global Clients with which we entered into MSAs in 2006 as well as an increase in revenues from existing Global Clients under existing MSAs. In addition, a portion of the overall increase was attributable to our acquisition of MoneyLine Lending Services, Inc (subsequently renamed Genpact Mortgage Services, Inc.) in August 2006 and our acquisition of E-Transparent B.V. or ICE in March 2007 (approximately $3.3 million and $10.1 million of net revenues, respectively). As a percentage of total net revenues, net revenues from Global Clients increased from 22.2% in the second quarter of 2006 to 37.8% in the second quarter of 2007.

Cost of Revenue: The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Quarter Ended,
	June 30, 2006		June 30, 2007
	(dollars in millions)
Personnel expenses	$54.3	38.5%	$75.2	37.5%
Operational expenses	24.9	17.6	43.3	21.6
Depreciation and amortization	6.6	4.7	10.0	5.0
Cost of revenue	$85.8	60.8%	$128.5	64.1%

Cost of revenue increased by $42.8 million or 49.9%. As a percentage of net revenues, cost of revenue increased from 60.8% to 64.1%. The increase in both absolute amount and as a percentage of net revenues is primarily attributable to the appreciation of the Indian rupee against the U.S. Dollar in this quarter. The impact of exchange fluctuation is offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position as discussed under the heading Foreign exchange (gains)/losses, net.

The largest component of the increase in cost of revenue was personnel expenses which increased by $20.9 million, or 38.4%, primarily as the result of foreign exchange rate fluctuations against the U.S. Dollar. Personnel expenses as a percentage of net revenues decreased from 38.5% in the second quarter of 2006 to 37.5% in the second quarter of 2007 in spite of the foregoing increase attributable to foreign exchange fluctuation This decrease was attributable to more efficient allocation of resources and reduction of personnel hired but awaiting revenue-generating assignments.

Operational expenses increased by $18.4 million. As a percentage of net revenues, operational expenses increased from 17.6% in the second quarter of 2006 to 21.6% in the second quarter of 2007. The increase in both absolute amount and as a percentage of net revenues is primarily attributable to foreign exchange fluctuation, increase in facilities maintenance expenses, travel and living costs and communication expenses as a result of volume growth, the acquisition of E-Transparent B.V. or ICE and Genpact Mortgage Services, and the opening of new delivery centers in the second half of 2006 and the first half of 2007.

Depreciation and amortization expenses increased by $3.5 million as a result of foreign exchange fluctuation and  higher investments in new delivery centers during the second half of 2006 and the first half of 2007.

As a result of the foregoing, our gross profit increased by $16.7 million or 30.3% and our gross margin decreased from 39.2% in the second quarter of 2006 to 35.9% in the second quarter of 2007.

Selling, general and administrative expenses: The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Quarter Ended,
	June 30, 2006		June 30, 2007
	(dollars in millions)
Personnel expenses.	$25.8	18.3%	$38.3	19.1%
Operational expenses	9.7	6.9	15.3	7.7
Depreciation and amortization	1.5	1.1	1.9	0.9
Selling, general and administrative expenses	$37.0	26.3%	$55.6	27.7%

Selling, general and administrative expenses increased by $18.5 million or 50.1%. The increase was primarily due to an increase in personnel expenses, which increased by $12.5 million or 48.6%. These increases reflected the general growth in our business. As a percentage of net revenues, selling, general and administrative expenses increased from 26.3% in the second quarter of 2006 to 27.7% in the second quarter of 2007. This increase is primarily attributable to foreign exchange fluctuation consisting mainly of the appreciation of the Indian rupee against the U.S. Dollar in this quarter. The impact of exchange fluctuation is offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position as discussed under the heading Foreign exchange (gains)/losses, net.  Personnel expenses marginally increased from 18.3% in the second quarter of 2006 to 19.1% in the second quarter of 2007. This was attributable to foreign exchange fluctuation, wage inflation and additional stock option charges off-set in part by increased utilization of overhead costs.

Operational expenses increased by $5.7 million. As a percentage of net revenues, such costs increased from 6.9% in the second quarter of 2006 to 7.7% in the second quarter of 2007. These increases reflected increases in facilities maintenance expenses due to the opening of new centers, legal and professional expenses, travel and living expenses for business development and foreign exchange fluctuation. Depreciation and amortization expenses also increased in absolute amounts, but decreased marginally as a percentage of net revenues. The increase in operational expenses and depreciation and amortization expenses reflected the general growth in our business, including the opening of new delivery centers. Selling, general and administrative expenses also increased because of expansion of operations resulting from the acquisitions of ICE and Genpact Mortgage Services.

Amortization of acquired intangibles: In the second half of 2006 and the first half of 2007, we continued to incur significant non-cash charges consisting of the amortization of acquired intangibles resulting primarily from the 2004 Reorganization referred to as “Formation Accounting”. Although such charges declined by $1.1 million compared to the second quarter of 2006, they remained substantial at $9.4 million or 4.7% of net revenues.

Foreign exchange (gains)/losses, net: We recorded a foreign exchange gain of $11.5 million in the second quarter of 2007, primarily as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position. This gain offsets the increases in our cost of revenue and selling, general and administrative expenses due to foreign exchange fluctuation. A substantial portion of the hedges entered into by the Company were qualifying hedges under SFAS 133.

Other operating income: Other operating income, which consists of payments from GE for the use of our delivery centers and certain support functions for services that they manage and operate with their own employees, declined by $0.5 million in the second quarter of 2007 compared to the second quarter of 2006. This reflected the reduction by GE in the number of its employees using our premises. We do not recognize these payments as net revenues because GE manages and operates the services; however, our costs are still included in cost of revenue and selling, general and administrative expenses.

Income from operations: As a result of the foregoing factors, income from operations increased by $12.2 million to $19.6 million. As a percentage of net revenues, income from operations was 5.3% in the second quarter of 2006 and 9.8% in the second quarter of 2007.

Other income/ (expense), net: Other expense, net increased by $0.9 million from a $2.6 million expense in the second quarter of 2006 to a $3.5 million expense in the second quarter of 2007. This increase was primarily due to a mark-to-market gain in our interest rate swaps in the second quarter of 2006 that we did not have in the second quarter of 2007 offset partially by lower interest expense. The interest expense was lower in spite of an increase in the borrowed funds in the second quarter of 2007 due to a charge taken in the second quarter of 2006 on restructuring of debt.

Income before share of equity in earnings/loss of affiliate, minority interest and income taxes: As a result of the foregoing factors, income before income taxes increased by $11.3 million to $16.1 million in the second quarter of 2007 from $4.8 million in the second quarter of 2006. As a percentage of net revenues, income before income taxes was 3.4% in the second quarter of 2006 and 8.0% in the second quarter of 2007.

Equity in (earnings)/loss of affiliate: This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc.

Minority interest: The minority interest is due to the acquisition of ICE. It represents the apportionment to the minority partners.

Income taxes: Our income tax expense increased from a $2.2 million benefit in the second quarter of 2006 to a $6.2 million expense in the second quarter of 2007. The principal components of this increase were (i) $2.8 million resulting from the partial expiration of our tax holiday in India as of March 31, 2007 and (ii) $3.7 million resulting from the application of a Hungarian statutory minimum tax to the operations of our Hungarian branch. We expect to restructure our operations by the end of the third quarter of 2007 to eliminate the applicability of the Hungarian minimum tax.

Net income: As a result of the foregoing factors, net income increased marginally by $0.1 million from $7.0 million in the second quarter of 2006 to $7.1 million in the second quarter of 2007. As a percentage of net revenues, our net income declined from 5.0% in the second quarter of 2006 to 3.5% in the second quarter of 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenues: Our net revenues increased by $103.6 million or 38.0% from $272.9 million in first half of 2006 to $376.5 million in first half 2007. This increase resulted from increased net revenues from GE and Global Clients.

Net revenues from GE increased by $25.7 million or 11.7% from $219.3 million in first half of 2006 to $245.0 million in first half 2007. This was attributable both to entering into new SOWs and to an increase in the services provided under existing SOWs. While net revenues from GE grew in absolute terms, such net revenues declined as a percentage of our total net revenues from 80.4% in the first half of 2006 to 65.1% in the first half of 2007, due to growth in revenues from our Global Clients.

Net revenues from Global Clients increased by $76.6 million or 143.0% from $53.5 million in first half of 2006 to $130.1 million in first half 2007. This increase resulted from revenues from several new Global Clients with which we entered into MSAs in 2006 as well as an increase in revenues from existing Global Clients under existing MSAs. In addition, a portion of the overall increase was attributable to our acquisition of Genpact Mortgage Services in August, 2006 and our acquisition of ICE in March 2007 (approximately $5.0 million and $13.5 million of net revenues, respectively). As a percentage of total net revenues, net revenues from Global Clients increased from 19.6% in the first half of 2006 to 34.6% in the first half of 2007.

Cost of Revenue: The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Six Months Ended,
	June 30, 2006		June 30, 2007
	(dollars in millions)
Personnel expenses	$103.2	37.8%	$142.0	37.7%
Operational expenses	48.3	17.7	77.7	20.6
Depreciation and amortization	12.2	4.5	18.7	5.0
Cost of revenue	$163.7	60.0%	$238.4	63.3%

Cost of revenue increased by $74.7 million or 45.6%. As a percentage of net revenues, cost of revenue increased from 60.0% to 63.3%. The increase in both absolute amount and as a percentage of net revenues is attributable to the appreciation of the Indian rupee against the U.S. Dollar in this quarter. The impact of exchange fluctuation is offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position as discussed under the heading Foreign exchange (gains)/losses, net.

The largest component of the increase in cost of revenue was personnel expenses which increased by $38.8 million, or 37.6%, primarily as the result of foreign exchange rate fluctuations against the U.S. Dollar. Such increase reflected the general growth of our business including a faster rate of growth in business delivered from Europe and North America where compensation costs are higher. This was largely due to the acquisition of Genpact Mortgage Services in August 2006 and ICE in March 2007, as well as internal growth. Personnel expenses as a percentage of net revenues decreased marginally from 37.8% in the first half of 2006 to 37.7% in the first half of 2007 in spite of foreign exchange fluctuation. This decrease was attributable to more efficient allocation of resources and reduction of personnel hired but awaiting revenue-generating assignments.

Operational expenses increased by $29.4 million. The increase in both absolute amount and as a percentage of net revenues is attributable to foreign exchange fluctuation, increase in facilities maintenance expenses, travel and living costs and communication expenses as a result of volume growth, the acquisition of ICE and Genpact Mortgage Services, and the opening of new delivery centers in the second half of 2006. As a result of the above, operational expenses as a percentage of net revenues, increased from 17.7% in the first half of 2006 to 20.6% in the first half of 2007.

Depreciation and amortization expenses increased by $6.5 million as a result of increased investments in new delivery centers during the second half of 2006 and the first half of 2007.

As a result of the foregoing, our gross profit increased by $28.9 million or 26.5% and our gross margin decreased from 40.0% in the first half of 2006 to 36.7% in the first half of 2007.

Selling, general and administrative expenses: The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Six Months Ended,
	June 30, 2006		June 30, 2007
	(dollars in millions)
Personnel expenses	$51.7	18.9%	$72.5	19.3%
Operational expenses	18.6	6.8	27.8	7.4
Depreciation and amortization	2.9	1.1	3.8	1.0
Selling, general and administrative expenses	$73.1	26.8%	$104.1	27.7%

Selling, general and administrative expenses increased by $31.0 million or 42.4%. The increase was primarily due to an increase in personnel expenses, which increased by $20.9 million or 40.4%. These increases reflected the general growth in our business. As a percentage of net revenues, selling, general and administrative expenses increased from 26.8% in the first half of 2006 to 27.7% in the first half of 2007. This increase is attributable to foreign exchange fluctuation, consisting mainly of the appreciation of the Indian rupee against the U.S. Dollar in the second quarter of 2007. The impact of exchange fluctuation is offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position as discussed under the heading Foreign exchange (gains)/losses, net.  Personnel expenses increased marginally from 18.9% in the first half of 2006 to 19.3% in the first half of 2007. This was attributable to foreign exchange fluctuation, wage inflation and additional stock option charges off-set in part by increased utilization of overhead costs.

Operational expenses increased by $9.2 million. As a percentage of net revenues, such costs increased from 6.8% in the first half of 2006 to 7.4% in the first half of 2007. These increases reflected increases in facilities maintenance expenses due to the opening of new centers including expansion of operations resulting from the acquisition of ICE and Genpact Mortgage Services and increases in travel and living expenses, primarily related to business development. Depreciation and amortization expenses also increased in absolute amount, but marginally decreased as a percentage of net revenues. The increase in operational expenses and depreciation and amortization expenses reflected general growth in our business, including the opening of new delivery centers. Selling, general and administrative expenses also increased because of expansion of operations resulting from the acquisitions of ICE and Genpact Mortgage Services.

Amortization of acquired intangibles: In the second half of 2006 and the first half of 2007, we continued to incur significant non-cash charges consisting of the amortization of acquired intangibles resulting primarily from the 2004 Reorganization. Although such charges declined by $3.2 million compared to the first half of 2006, they remained substantial at $18.4 million or 4.9% of net revenues.

Foreign exchange (gains)/losses, net: We recorded a foreign exchange gain of $13.1 million in the first half of 2007, primarily as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position in the second quarter of 2007. This gain offsets the increases in our cost of revenues and selling, general and administrative expenses due to foreign exchange fluctuation.

Other operating income: Other operating income, which consists of payments from GE for the use of our delivery centers and certain support functions for services that they manage and operate with their own employees, was at $1.7 million in the first half of 2007 compared to $1.8 million in the first half of 2006.

Income from operations: As a result of the foregoing factors, income from operations increased by $18.6 million to $30.2 million. As a percentage of net revenues, income from operations was 4.3% in the first half of 2006 and 8.0% in the first half of 2007.

Other income/ (expense), net: Other expense, net increased by $3.9 million from a $3.2 million expense in the first half of 2006 to a $7.1 million expense in the first half of 2007. This increase was driven by a mark-to-market gain in our interest rate swaps in the first half of 2006 that we did not have in the first half of 2007 and an increase in interest expense.

Income before share of equity in earnings/loss of affiliate, minority interest and income taxes: As a result of the foregoing factors, income before income taxes increased by $14.7 million to $23.1 million in the first half of 2007 from $8.4 million in the first half of 2006. As a percentage of net revenues, income before income taxes was 3.1% in the first half of 2006 and 6.1% in the first half of 2007.

Equity in (earnings)/loss of affiliate: This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc.

Minority interest: The minority interest is due to the acquisition of ICE.

Income taxes: Our income tax expense increased from a $3.7 million benefit in the first half of 2006 to a $10.4 million expense in the first half of 2007. The principal components of this increase were (i) $4.8 million resulting from the partial expiration of our tax holiday in India as of March 31, 2007, the effect of which has been taken into account proportionally in the first quarter 2007 and (ii) $6.0 million resulting from the application of a Hungarian statutory minimum tax to the operations of our Hungarian branch. We expect to restructure our operations by the end of the third quarter of 2007 to eliminate the applicability of the Hungarian minimum tax.

Net income: As a result of the foregoing factors, net income decreased by $3.1 million from $12.1 million in the first half of 2006 to $8.9 million in the first half of 2007. As a percentage of net revenues, our net income declined from 4.4% in the first half of 2006 to 2.4% in the first half of 2007.

Non-GAAP Financial Measures

In addition to disclosing financial results prepared in accordance with Generally Accepted Accounting Principles (GAAP), we also disclose Adjusted Income from Operations and Adjusted Net Income which are non-GAAP measures. The management uses “Adjusted” (non-GAAP) measurements to set performance goals and to measure the performance of the Company, and believes that investors’ understanding of the underlying performance of the company’s operations is enhanced through the disclosure of these metrics. “Adjusted” (non-GAAP) results are not, and should not be viewed as, substitutes for “reported” (GAAP) results.

Adjusted income from operations: The adjusted income from operations increased by $7.8 million or 34.8% from $22.5 million in the second quarter 2006 to $30.3 million in the second quarter 2007. Our adjusted income from operations increased by $10.6 million or 25.7% from $41.3 million in the first half 2006 to $51.8 million in the first half of 2007 as a result of the foregoing factors. Because our adjusted income from operations is a non-GAAP financial measure, reconciliation to income from operations as per GAAP is presented in the table below:

	Quarter Ended,		Six Months Ended,
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(dollars in millions)
Income from operations as per GAAP	$7.4	$19.6	$11.6	$30.2
Add: Amortization of acquired intangible assets resulting from Formation Accounting	10.9	9.3	22.3	18.5
Add: Additional depreciation due to fair value adjustment resulting from Formation Accounting	0.5	0.5	1.0	1.0
Add: Stock based compensation	1.3	3.3	2.5	5.2
Add: Gain / (loss) on interest rate swaps	1.5	0.0	2.6	(0.0)
Add: Other income	0.9	0.4	1.3	0.7
Less: Equity in (earnings)/loss of affiliate	—	(0.0)	—	(0.1)
Less: Minority interest	—	(2.8)	—	(3.7)
Adjusted income from operations	$22.5	$30.3	$41.3	$51.8

Adjusted net income: As a result of the foregoing factors, our adjusted net income increased marginally by $0.2 million from $18.8 million in the second quarter of 2006 to $19.0 million in the second quarter of 2007. As a percentage of net revenues, our adjusted net income declined from 13.3% in the second quarter of 2006 to 9.5% in the second quarter of 2007. Our adjusted net income decreased by $3.9 million from $32.1 million in the six months ended June 30, 2006 to $32.1 million in the six months ended June 30, 2007. As a percentage of net revenues, our adjusted net income declined from 13.2% in the six months ended June 30, 2006 to 8.5% in the six months ended June 30, 2007. Because our adjusted net income is a non-GAAP financial measure, reconciliation to Net Income as per GAAP is presented in the table below:

	Quarter Ended,		Six Months Ended,
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(dollars in millions, except per share data)

Net income as per GAAP	$7.0	$7.1	$12.1	$8.9
Add: Amortization of acquired intangible assets resulting from Formation Accounting	10.9	9.3	22.3	18.5
Add: Additional depreciation due to fair value adjustment resulting from Formation Accounting	0.5	0.5	1.0	1.0
Add: Stock based compensation	1.3	3.3	2.5	5.2
Less: Tax Impact on amortization of acquired intangibles resulting from Formation Accounting	(1.0)	(1.2)	(1.9)	(1.6)
Adjusted net income	$18.8	$19.0	$36.0	$32.1

Diluted adjusted Earnings per share		$0.10		$0.16

Liquidity and Capital Resources

Overview

Information about our financial position as of June 30, 2007 and December 31, 2006 is presented below:

	Year Ended,	Six Months Ended,	%
	December 31, 2006	June 30, 2007	Change
	(dollars in millions)
Cash and cash equivalents	$35.4	$49.0	38.4%
Long-term debt due within one year	19.4	19.4	0.2
Long-term debt other than the current portion	122.5	112.8	7.9
Short-term debt	83.0	97.7	17.7
Stockholders’ equity	$624.7	$829.6	32.8%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

In August 2007, we received $303.5 million in proceeds from our initial public offering, net of underwriters discounts and commission for the issuance of 22.9 million common shares, including shares issued upon exercise of the underwriters over allotment option.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations as well as our growth and expansion. Our working capital needs are primarily to finance our payroll expenses in advance of the receipt of accounts receivable. Our capital requirements include the opening of new delivery centers, as well as acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended,
	June 30, 2006	June 30, 2007
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$3.5	$52.8
Investing activities	(0.3)	(48.6)
Financing activities	(6.6)	(0.3)
Net increase (decrease) in cash and cash equivalents	$(3.4)	$3.9

Cash flow from operating activities. Our net cash provided by operating activities increased by $49.3 million from $3.5 million in the six months ended June 2006 to $ 52.8 million in six months ended June 2007. This primarily reflected the fact that our net income adjusted for amortization and depreciation and other non-cash items grew by $17.6 million and reduction in net working capital by $ 32.7 million primarily due to reduction of loans held for sale by Genpact Mortgage Services of $12.8 million, better management of accounts receivable by $3.7 million and increase in tax payable by $ 9.3 million.

Cash flow from investing activities. Our net cash used in investing activities was $48.6 million in the six month period ended June 2007 compared to $0.3 million in the six month period ended June 2006. This reflected an increase in intercorporate deposits by $11.2 million and payment of $14.8 million for the acquisition of ICE. We invested $23.3 million in purchases of property, plant and equipment in connection with the opening of new delivery centers.

Cash flow from financing activities. Our net cash used in financing activities was $0.3 million in the six month period ended June 2007, compared to $6.6 million in the six month period ended June 2006. Our principal source of cash from financing activities was the increase of $14.7 million of short term debt in the six months ended June 2007 compared to $2.4 million in the six months ended June 2006. Principal uses were the repayment of long-term debt, net repurchase of common and preferred stock, payment to minority partners of ICE and IPO costs.

Financing Arrangements

Total debt excluding capital lease obligations was $231.8 million at June 30, 2007 compared to $226.0 million at December 31, 2006. Approximately $128.4 million of this indebtedness at June 30, 2007 represented long-term debt incurred to finance the 2004 Reorganization and $5.8 million of this indebtedness as of June 30, 2007 represented a financing arrangement entered into with GE to purchase software licenses. The remaining $97.7 million at June 30, 2007 was short-term borrowings. The weighted average rate of interest with respect to outstanding long-term loans was 6.2% for the year ended December 31, 2006 and the six months period ended June 30, 2007.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of June 30, 2007, short-term credit facilities available to the company aggregated $145 million, which are under the same agreement as our long-term debt facility. As of June 30, 2007, a total of $107.2 million was utilized. We paid all of such short term indebtedness with a portion of the net proceeds received upon closing of the Company’s initial public offering.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts (see the Risk Factor entitled “Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” set forth in our Prospectus filed with the SEC on August 1, 2007) and certain operating leases.

Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this Quarterly Report on Form 10-Q from the statements set forth in our Prospectus filed with the SEC on August 1, 2007 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations”, except for $8.65 million towards uncertain tax positions. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimatable or determinable, at present.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 provides guidance on the determination of fair value and lays down the fair value hierarchy to classify the source of information used in fair value measurement. We are currently evaluating the impact of SFAS No. 157 on our financial statements and will adopt the provisions of SFAS No. 157 for the fiscal year beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of the financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We are currently evaluating the impact of SFAS No. 159 on our financial statements and will adopt the provisions SFAS No. 159 for the fiscal year beginning January 1, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk , see “Quantitative and Qualitative Disclosures about Market Risk” in our Prospectus filed with the SEC on August 1, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of Genpact Limited have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings pending against us which are likely to have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Prospectus filed with the SEC on August 1, 2007, the risk factors which materially affect our business, financial condition or results of operations.  You should carefully consider the “Risk Factors” set forth in the Prospectus filed with the SEC on August 1, 2007 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, GGH issued unregistered securities to a limited number of persons, as described below.
None of these transactions involved any underwriters or any public offerings and we believe that each of these transactions was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 3(a)(9) or Section 4(2) of the Securities Act, Regulations D and S promulgated thereunder, Rule 144A of the Securities Act or Rule 701 of the Securities Act pursuant to compensatory benefit plans and contracts related to compensation as provided under Rule 701. The numbers for shares issued by GGH described below do not give effect to the 2007 Reorganization.

Stock Option Plan

During the quarter ended June 30, 2007, GGH issued options to purchase 38,600 shares of its common stock with a weighted average exercise price of $2,918 per share to directors, officers and key employees pursuant to its 2007 Stock Option Plan.    In each case, no consideration was paid to GGH by any recipient of any of the foregoing options for the grant of such options. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Rule 701, which relates to exemptions for offers and sale of securities pursuant to certain compensatory benefit plans.

During the quarter ended June 30, 2007, GGH issued 877 common shares to employees pursuant to the exercise of employee stock options with an exercise price of $623 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1

Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3

Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1

Form of Amended and Restated Shareholders' Agreement by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.2

Master Services Agreement dated December 30, 2004 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.3

Master Services Agreement 1st Amendment dated January 1, 2005 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.4

Second Amendment dated December 16, 2005 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.5

Master Services Agreement Third Amendment dated September 6, 2006 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.6

Master Professional Services Agreement dated November 30, 2004 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wachovia Corporation) (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.7

First Amendment to Master Professional Services Agreement dated August 26, 2006 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wachovia Corporation) (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.8

Agreement dated November 30, 2005 among Genpact Global Holdings SICAR S.à.r.l., Macro*World Research Corporation and Wachovia Corporation (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.9

Amended and Restated Credit Agreement dated June 30, 2006 among Genpact International S.à.r.l., Genpact Global Holdings SICAR S.à.r.l., Bank of America Securities Asia Limited, Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.10

Gecis Global Holdings 2005 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.11

Genpact Global Holdings 2006 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.12

Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.14

Stock Option Agreement dated as of July 26, 2005 between Gecis Global Holdings SICAR S.à.r.l. and Pramod Bhasin (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.15

Employment Agreement dated as of July 26, 2005, with effect from January 1, 2005, by and among Gecis Global Holdings SICAR S.à.r.l., Gecis International S.à.r.l. and Pramod Bhasin (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.16

Employment Agreement dated as of July 26, 2005, with effect from January 1, 2005, by and among Gecis Global Holdings SICAR S.à.r.l., Gecis International S.à.r.l. and VN Tyagarajan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.17

Reorganization Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global (Lux) S.à.r.l., Genpact Global Holdings SICAR S.à.r.l. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.18

Fiduciary Share Exchange Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Sal Oppenheim Jr. & Cie. S.C.A (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.19

Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.20

Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.21

Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2007

GENPACT LIMITED

By:	/s/ Pramod Bhasin
Pramod Bhasin
Chief Executive Officer

/s/ Vivek Gour
Vivek Gour
Chief Financial Officer