Form 10-Q
period 2007-09-30
Genpact LTD
filed 2007-11-14
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of the registrant’s common shares, par value $0.01 per share, outstanding as of November 12, 2007 was 211,785,480.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENPACT LIMITED

Consolidated Balance Sheets

(Unaudited)

(In thousands of U.S. Dollars, except share and per share data)

	As of December 31, 2006	As of September 30, 2007
Assets
Current assets
Cash and cash equivalents	$35,430	$252,828
Accounts receivable, net	43,854	99,321
Accounts receivable from a significant shareholder, net	97,397	95,243
Short term deposits with a significant shareholder	1,010	22,074
Deferred income taxes	1,144	1,157
Due from a significant shareholder	10,236	5,397
Prepaid expenses and other current assets	53,829	144,703
Total current assets	242,900	620,723

Property, plant and equipment, net	157,976	177,973
Deferred income taxes	1,549	452
Investment in equity affiliate	—	323
Customer-related intangible assets, net	119,680	105,283
Other intangible assets, net	11,908	10,738
Goodwill	493,452	573,144
Other assets	53,827	161,842
Total assets	$1,081,292	$1,650,478

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED

Consolidated Balance Sheets

(Unaudited)

(In thousands of U.S. Dollars, except share and per share data)

	As of December 31, 2006	As of September 30, 2007
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$83,000	$500
Current portion of long-term debt	19,383	19,436
Current portion of long-term debt from a significant shareholder	1,131	1,483
Current portion of capital lease obligations	64	45
Current portion of capital lease obligations payable to a significant shareholder	1,686	1,833
Accounts payable	9,230	15,332
Income taxes payable	1,617	14,663
Deferred income taxes	1,858	13,428
Due to a significant shareholder	8,928	10,561
Accrued expenses and other current liabilities	136,949	170,939
Total current liabilities	263,846	248,220

Long-term debt, less current portion	118,657	104,074
Long-term debt from a significant shareholder, less current portion	3,865	3,962
Capital lease obligations, less current portion	—	97
Capital lease obligations payable to a significant shareholder, less current portion	3,067	2,943
Deferred income taxes	20,481	37,634
Due to a significant shareholder	7,019	8,535
Other liabilities	39,662	57,474
Total liabilities	456,597	462,939

Minority interest	—	4,209

Stockholders’ equity
2% Cumulative Series A convertible preferred stock, 3,077,868 and nil authorized, issued and outstanding, and $208,577 and $nil aggregate liquidation value as of December 31, 2006 and September 30, 2007, respectively	95,414	—
5% Cumulative Series B convertible preferred stock, 3,017,868 and nil authorized, issued and outstanding, and $216,502 and $nil aggregate liquidation value as of December 31, 2006 and September 30, 2007, respectively	93,554	—
Preferred stock, $0.01 par value, 250,000,000 authorized, nil issued and outstanding as of September 30, 2007	—	—
Common shares, $0.01 par value, 71,390,738 and 500,000,000 authorized and 71,390,738 and 211,775,892 shares issued and outstanding as of December 31, 2006, and September 30, 2007, respectively (refer to Note 1)	714	2,117
Additional paid-in capital	494,325	994,128
Retained earnings (deficit)	5,978	(4,692)
Accumulated other comprehensive income (loss)	(15,295)	191,777
Treasury stock, 3,628,130 common shares and 59,000 2% Cumulative Series A convertible preferred stock and nil common shares and nil 2% Cumulative Series A convertible preferred stock as of December 31, 2006 and September 30, 2007, respectively (refer to Note 1)	(49,995)	—
Total stockholders’ equity	624,695	1,183,330
Commitments and contingencies
Total liabilities, minority interest and stockholders’ equity	$1,081,292	$1,650,478

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED

Consolidated Statements of Income

(Unaudited)

(In thousands of U.S. Dollars, except share and per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
Net revenues
Net revenues from services - significant shareholder	$111,047	$122,862	$330,358	$367,852
Net revenues from services - others	50,853	91,590	104,395	221,691
Other revenues	486	110	486	1,492
Total net revenues	162,386	214,562	435,239	591,035
Cost of revenue
Services	93,148	132,991	256,887	370,356
Others	363	99	363	1,133
Total cost of revenue	93,511	133,090	257,250	371,489
Gross profit	68,875	81,472	177,989	219,546

Operating expenses:
Selling, general and administrative expenses	40,813	62,849	113,839	167,002
Amortization of acquired intangible assets	10,200	9,358	31,917	27,987
Foreign exchange (gains) losses, net	4,235	(15,476)	8,756	(28,613)
Other operating income	(1,373)	(810)	(3,126)	(2,533)
Income from operations	$15,000	$25,551	$26,603	$55,703

Other income (expense), net	(4,230)	(619)	(7,415)	(7,697)

Income before share of equity in loss of affiliate, minority interest and income taxes	10,770	24,932	19,188	48,006

Equity in loss of affiliate	—	61	—	141

Minority interest	—	2,062	—	5,754

Income taxes expense (benefit)	(2,035)	6,486	(5,707)	16,849
Net Income	$12,805	$16,323	$24,895	$25,262

Net earnings / (loss) per common share -
Basic	$(0.02)	$0.07	$(0.10)	$(0.13)
Diluted	$(0.02)	$0.07	$(0.10)	$(0.13)

Weighted average number of common shares used in computing earnings (loss) per common share -
Basic	71,274,600	186,839,059	71,274,600	108,173,821
Diluted	71,274,600	195,698,132	71,274,600	108,173,821

Pro forma net earnings per common share -
Basic		$0.08		$0.13
Diluted		$0.08		$0.12

Weighted average number of pro forma common shares used in computing net earnings per common share -
Basic		204,071,513		193,458,458
Diluted		212,930,586		202,584,315

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands of U.S. Dollars, except share and per share data)

	2% Cumulative Series A Convertible Preferred stock		5% Cumulative Series B Convertible Preferred stock		Common stock					Treasury Stock
	Shares (Nos)	Amounts Paid-in Capital	Shares (Nos)	Amounts Paid-in Capital	Shares (Nos)	Amounts Paid-in Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Common shares (Nos)	Series A Preferred stock (Nos)	Amounts	Total Stock- holders’ Equity	Comprehen- sive Income (loss)

Balance as of January 1, 2007	3,077,868	$95,414	3,017,868	$93,554	71,390,738	$714	$494,325	$5,978	$(15,295)	(3,628,130)	(59,000)	$(49,995)	$624,695
Issuance of common shares on exercise of options	—	—	—	—	433,645	4	1,597	—	—	—	—	—	1,601
Treasury Stock issued in business combination	—	—	—	—	—	—	8,045	—	—	1,442,315	—	15,220	23,265
Cancellation of shares held in treasury	(59,000)	(1,829)	—	—	(2,185,815)	(22)	(32,924)	—	—	2,185,815	59,000	34,775	—
Repurchase and retirement of common shares from employees	—	—	—	—	(106,007)	(1)	(1,709)	—	—	—	—	—	(1,710)
Repurchase and retirement of Cumulative Series A convertible preferred stock from employees	(522)	(16)	—	—	—	—	(126)	—	—	—	—	—	(142)
Repurchase and retirement of Cumulative Series B convertible preferred stock from employees	—	—	(522)	(16)	—	—	(126)	—	—	—	—	—	(142)
Accrual of dividend on preferred stock	—	—	—	—	—	—	35,932	(35,932)	—	—	—	—	—
Other issuance of common shares	—	—	—	—	547	—	9	—	—	—	—	—	9
Effect of 2007 Reorganization	(3,018,346)	(93,569)	(3,017,346)	(93,538)	119,301,607	1,193	185,914	—	—	—	—	—	—
Issuance of common shares through initial public offering, net	—	—	—	—	22,941,177	229	294,282	—	—	—	—	—	294,511
Stock-based compensation expense	—	—	—	—	—	—	8,909	—	—	—	—	—	8,909
Comprehensive income:	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	25,262	—	—	—	—	25,262	$25,262
Other comprehensive income:
Unrealized gain on cash flow hedging derivatives, net	—	—	—	—	—	—	—	—	125,556	—	—	—	125,556	125,556
Currency translation adjustments	—	—	—	—	—	—	—	—	81,516	—	—	—	81,516	81,516
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	$232,334

Balance as of September 30, 2007	—	$—	—	$—	211,775,892	$2,117	$994,128	$(4,692)	$191,777	—	—	$—	$1,183,330

Genpact’s authorized capital stock at September 30, 2007 consisted of 500 million shares of common stock, par value $0.01 per share, and 250 million shares of preferred stock, par value $0.01 per share. Of the preferred stock, no shares are issued and outstanding.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands of U.S. Dollars)

	Nine months ended
	September 30, 2006	September 30, 2007
Operating activities
Net income	$24,895	$25,262
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	24,273	34,948
Amortization of debt issue costs	3,005	658
Amortization of acquired intangible assets	32,938	28,758
Loss (gain) on sale of property, plant and equipment, net	75	(28)
Provision for doubtful debts	1,905	2,945
Provision for loan held for sale	—	1,551
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(517)	694
Equity in loss of affiliate	—	141
Minority interest	—	5,754
Stock-based compensation expense	3,584	8,909
Deferred taxes	(8,514)	(3,264)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(25,608)	(43,497)
Decrease (increase) in other assets	(16,084)	(9,064)
(Decrease) increase in accounts payable	1,385	(357)
(Decrease) increase in accrued expenses and other current liabilities	(23,879)	8,761
(Decrease) increase in income taxes payable	(2,821)	12,383
(Decrease) increase in other liabilities	11,806	5,672
Net cash provided by operating activities	$26,443	$80,226

Investing activities
Purchase of property, plant and equipment	(60,581)	(42,833)
Proceeds from sale of property, plant and equipment	1,668	2,923
Investment in affiliates	—	(455)
Short term deposits placed	(123,093)	(137,790)
Redemption of short term deposits	157,845	117,321
Payment for business acquisition, net of cash acquired	(9,561)	(14,771)
Net cash used in investing activities	$(33,722)	$(75,605)

Financing activities
Repayment of capital lease obligations	(1,527)	(2,233)
Proceeds from long-term debt	115,072	1,525
Repayment of long-term debt	(138,174)	(16,076)
Short-term borrowings, net	33,434	(82,500)
Repurchase of common shares and preferred shares	—	(1,994)
Direct cost incurred in relation to initial public offering	—	(6,822)
Proceeds from issuance of common shares	—	1,601
Proceeds from issuance of common shares from initial public offering	—	303,512
Payment to minority shareholders	—	(3,436)
Net cash provided by financing activities	$8,805	$193,577

Effect of exchange rate changes	(1,416)	19,200
Net increase in cash and cash equivalents	1,526	198,198
Cash and cash equivalents at the beginning of the period	44,698	35,430
Cash and equivalents at the end of the period	$44,808	$252,828

Supplementary information
Cash paid during the period for interest	12,317	11,169
Cash paid during the period for income taxes	5,739	10,659
Property, plant and equipment acquired under capital lease obligation	2,987	1,806
Goodwill acquired during the period	14,831	35,610
Intangibles acquired during the period	811	5,494

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands of U.S. Dollars, except share and per share data)

1.  Organization and description of business

Genpact Limited (the “Company”) was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holdings SICAR S.à.r.l. (“GGH”) with the intent of making it the new holding Company of our business. On July 13, 2007, the Company effectuated a transaction that resulted in the shareholders of GGH exchanging their common shares in GGH for common shares of the Company, and the shareholders of Genpact Global (Lux) S.à.r.l. (“GGL”) exchanging their preferred and common shares in GGL for common shares of the Company. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH. This transaction and other related transactions commencing on this date are referred to as the “2007 Reorganization.”

Pursuant to the above transaction, the ownership interests of the shareholders of GGH, including the minority shareholders, were exchanged for shares of Genpact Limited irrespective of whether such shareholders owned equity directly in GGH or indirectly through GGL. Such shareholders acquired the same proportionate economic interest in Genpact Limited as they had in GGH immediately prior to the 2007 Reorganization. Accordingly, the interest of the existing shareholders in GGH continued to be same in the Company before and after the 2007 Reorganization.

The above legal reorganization of GGH and GGL into the Company has been accounted for as a transfer of net assets or exchange of equity interests between entities under common control. Accordingly, the assets and liabilities transferred are recorded at their carrying value in a manner similar to the as-if pooling of interest accounting. Since the accounts of these entities were stated at their historical amounts for all periods presented, no adjustments were required for purposes of restating the financial statements on a consolidated basis for the current and the prior periods.

As part of the 2007 Reorganization, GGH became a Bermuda company and its name changed to Genpact Global Holding (Bermuda) Limited. In addition, GGL also became a Bermuda company, in accordance with the laws of Bermuda and Luxembourg and its name changed to Genpact Global (Bermuda) Limited. We use the terms “Genpact”, “Company”, “we” and “us” to refer to both GGH and its subsidiaries prior to July 13, 2007 and Genpact Limited and its subsidiaries after such date.

The effect of the exchange of common shares of the Company in the 2007 Reorganization with the common shares of GGH has been retrospectively applied to stockholders’ equity and per share amounts in the consolidated financial statements. This retrospective application had no material effect on other amounts. The effect of the exchange of preferred shares in the 2007 Reorganization has been applied to stockholders’ equity and per share amounts in the consolidated financial statements from the effective date of the 2007 Reorganization.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (“GE”). On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization”, GE reorganized these operations by placing them all under GGH, and subsequently sold an indirect 60% interest in that entity.

On August 1, 2007, the Company commenced an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders (referred to as the “Selling Shareholders”) each sold 17,647,059 common shares at a price of $14 per share. The offering resulted in gross proceeds of $494,118 and net proceeds to the Company and the Selling Shareholders of approximately $233,470, each after deducting underwriting discounts and commissions. Additionally, the Company incurred offering related expenses of approximately $9,000. On August 14, 2007, the underwriters exercised their option to purchase 5,294,118 additional common shares from the Company at the initial offering price of $14.00 per share to cover over-allotments, resulting in additional gross proceeds of $74,118 and net proceeds of approximately $70,041 to the Company, after deducting underwriting discounts and commissions.

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

2.  Summary of significant accounting policies

a)  Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include certain information and notes disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the annual Consolidated Financial Statements of Genpact for the fiscal year ended December 31, 2006 included in our Prospectus filed with the SEC on August 1, 2007.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of Genpact Limited and all of its subsidiaries that are more than 50% owned and controlled. All material inter-company accounts and transactions within the Company are eliminated in these consolidated financial statements.

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

Revenue with respect to fixed-price contracts for development of software is recognized on a percentage of completion method. Guidance has been drawn from paragraph 95 of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, to account for revenue from fixed price arrangements for software development and related services in conformity with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The input (effort expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

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

The cost of software purchased for internal use is accounted for under AICPA SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.

f)  Research and development expense

Development costs incurred for software to be sold are expensed as incurred as research and development costs until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and amortized over their useful lives and reported at the lower of unamortized cost and net realizable value.

g)  Business combinations, goodwill and other intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations.  SFAS No. 141 specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, all assets and liabilities of the acquired businesses including goodwill are assigned to reporting units.

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

Years
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

i)  Functional and foreign currency translations

The unaudited interim consolidated financial statements are reported in U.S. Dollars. The functional currency for subsidiaries organized in Europe, other than the U.K., is the Euro and the functional currencies of subsidiaries organized in China, India, Japan, the Philippines and the U.K. are their respective local currencies. The functional currency of all other legal entities forming part of the Company is the U.S. Dollar. The translation of the functional currencies of the respective subsidiaries into U.S. Dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (losses), net, a separate component of stockholders’ equity.

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

j)  Loans held for sale

In 2006, the Company acquired MoneyLine Lending Services, Inc. (now known as Genpact Mortgage Services). Prior to May 31, 2007, one of its activities was to fund mortgage loans, which it then held for sale. Such loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. Market value is equal to the amount of unpaid principal, reduced by market valuation adjustments and increased or reduced by net deferred loan origination fees and costs. It is the Company’s intention to sell loans in the secondary market as soon as practical.

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

The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are then recognized in the consolidated statements of income included in foreign exchange (gains) losses, net. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow and interest rate hedges are recognized in the consolidated statements of income and are included in foreign exchange (gains) losses, net and other income (expense), net, respectively.

In respect of derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will prospectively discontinue hedge accounting with respect to that derivative.

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

l)  Income taxes

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. Deferred tax assets are recognized in full, subject to a valuation allowance that may reduce the amount recognized to that which is more likely than not to be realized. In the case of an entity that benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse after the expiry of the tax holiday.

The current tax liability in relation to the interim consolidated financial statements is provided based on effective tax rate for the entire fiscal year.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. There has been no financial statement impact of FIN 48 implementation other than as disclosed herein.

As of January 1, 2007, the Company had unrecognized tax benefit for uncertain tax positions amounting to $8,646. Of that amount, $2,579 relates to periods commencing on or after January 1, 2005, and which would impact the effective tax rate if the underlying issues were favorably resolved. The remaining balance amount of $6,067 relates to liabilities for uncertain tax positions taken in periods ending on or prior to the 2004 Reorganization. Interest and penalties recognized in accordance with the guidance provided in FIN 48, if any, are being classified as income tax expense. As of January 1, 2007, the liability for uncertain tax positions included approximately $1,283 of estimated interest and $nil penalties.

For federal, state and foreign tax purposes, the tax filings of the Company’s subsidiaries in the U.S., Hungary, Romania and Mexico remain subject to audit for years 2005 and forward.  Income tax filings of the Company’s subsidiary in India are subject to examination by Indian taxing authorities for Indian tax years 2004-2005 and forward.  Income tax filings of the Company’s subsidiary in China are subject to examination by Chinese taxing authorities for years 2000 and forward. Management believes that the outcome of these examinations, and of other pending litigations in India in respect of prior years, will not have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2006, the Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Post Retirement Benefits.

n)  Stock based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment, (“SFAS No. 123(R)”), following the prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based awards based on the grant date fair value of those awards. In adopting SFAS No. 123(R), the Company began to recognize compensation expense for stock options net of estimated forfeitures. Under the prospective transition method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption.

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

o)  Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short term deposits, deposits with banks, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents with corporations and banks with high investment grade ratings. short term deposits are with GE, a significant shareholder and with other financial institutions of repute. To reduce its credit risk on accounts receivable, the Company performs ongoing credit evaluation of customers.

p)  Earnings (loss) per share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share is computed using the weighted average number of shares of common share outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for options except where the results would be anti-dilutive.

q)  Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

r)  Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines ‘fair value’ as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 provides guidance on the determination of fair value and lays down the fair value hierarchy to classify the source of information used in fair value measurement. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements and will adopt the provisions of SFAS No. 157 for the fiscal year beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of the financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements and will adopt the provisions of SFAS No. 159 for the fiscal year beginning January 1, 2008.

s)   Reclassification

Certain reclassifications have been made in the financial statements of prior periods to conform to the classification used in the current period. These changes have no impact on previously reported net income or stockholders’ equity of the Company.

3.  Business acquisitions

On March 1, 2007, the Company acquired E-Transparent B.V. and certain related entities, which are controlling partners in a partnership known as ICE, for cash consideration of $18,488 (including $3,074 for the acquired working capital) and 1,442,315 common shares of the Company with an estimated fair value of $23,265. Additionally, acquisition-related expenses as incurred by the Company amounted to $1,569. Through this acquisition, the Company is providing SAP enterprise solutions to business enterprises.

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

During the quarter ended June 30, 2007, the Company entered into an agreement to acquire 100% of the outstanding shares of Axis Risk Consulting Services Private Limited, India (“Axis”) for a cash consideration of $4,389 and 155,393 common shares of the Company with an estimated fair value of $2,175. The acquisition-related estimated expenses as incurred by the Company amounted to $40. Axis is engaged in the business of providing risk consultancy, advisory and risk assurance services.

As of September 30, 2007, the acquisition has not been consummated, pending certain closing conditions including regulatory approvals. Accordingly, the operations of Axis have not been consolidated.

Pro-forma information

The following table reflects unaudited pro forma consolidated results of operations of the Company, as if the acquisition of E-Transparent B.V. and certain related entities had been made at the beginning of the periods presented below:

	Nine months ended
	Actuals as reported		Proforma
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Revenue	$435,239	$591,035	$459,601	$597,579
Net income	$24,895	$25,262	$29,172	$26,035
Net Loss per equity share—Basic and Diluted	$(0.10)	$(0.13)	$(0.08)	$(0.13)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

4.  Accounts receivable, net of bad debt valuation allowance

Accounts receivable were $143,069 and $198,995, and bad debt valuation allowance was $1,818 and $4,431, resulting in a net accounts receivable balance of $141,251 and $194,564, as of December 31, 2006 and September 30, 2007, respectively.

Net accounts receivable from GE were $97,397 and $95,243 as of December 31, 2006 and September 30, 2007, respectively, representing 69% and 49% of the net accounts receivables.

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

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts as		Balance sheet exposure
	of (Note a)		asset / (liability) (Note b)
	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,262,500	$1,530,000	$(9,661)	$150,985
United States Dollars (sell) Mexican Peso (buy)	2,559	31,500	27	371
United States Dollars (sell) Phillipines Peso (buy)	—	1,200	—	25
Euro (sell) United States Dollars (buy)	2,000	7,629	(172)	(58)
Euro (sell) Hugarian Forints (buy)	27,544	34,955	1,686	2,243
Euro (sell) Romanian Len (buy)	—	79,608	—	(3,431)
Japanese Yen (sell) Chinese Renminbi (buy)	24,833	28,240	1,206	910
Pound Sterling (sell) United States Dollar (buy)	11,760	49,719	(415)	(535)
Interest rate swaps (floating to fixed)	50,000	35,000	602	271
Net written options United States Dollar (sell)	53,500	—	(1,289)	—
			$(8,016)	$150,781

a)         Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amount exchanged by counter parties and do not measure the Company’s exposure to credit or market risks.  The amounts exchanged are based on the notional amounts and other provisions of the underlying derivative agreements.

b)        Balance sheet exposure is denominated in U.S. Dollars and denotes the mark to market impact of the derivative agreements on the reporting date.

In connection with cash flow hedges, the Company has recorded a gain/(loss) of $(5,815) and $119,741 as a component of accumulated and other comprehensive income within stockholders’ equity as at December 31, 2006 and September 30, 2007, respectively.

The following table summarizes the activity in accumulated other comprehensive income within stockholders’ equity related to all derivatives classified as cash flow hedges during the full year ended December 31, 2006 and the nine months ended September 30, 2007:

	Year ended December 31,	Nine months ended September 30,
	2006	2007

Opening balance	$(30,148)	$(5,815)
Net gains (losses) reclassified into net income on completion of hedged transactions	(11,028)	20,088
Changes in fair value of effective portion of outstanding derivatives, net	13,305	145,644
Unrealized gains (loss) on cash flow hedging derivatives, net	24,333	125,556
Closing balance	$(5,815)	$119,741

As of December 31, 2006 and September 30, 2007 there were no significant gains or losses on derivative transactions or portions thereof that have become ineffective as hedges, or associated with an underlying exposure that did not occur.

In addition, the Company has net written options to sell U.S. Dollars, which are ineligible for hedge accounting under SFAS No. 133. Consequently, the changes in fair value of the net written options aggregating to $372 and $(1,068) have been recognized in the consolidated statements of income as foreign exchange losses (gains), net for the nine months ended September 30, 2006 and 2007, respectively.

Additionally, the Company has interest rate swaps for covering the future variability in interest rates which have not been considered as hedges under SFAS No. 133. Consequently, the changes in fair value of the interest rate swaps aggregating to $1,444 and $90 have been recognized in the consolidated statements of income under other income (expense), net for the nine months ended September 30, 2006 and 2007, respectively.

6.  Property, plant and equipment, net

Property, plant and equipment consists of the following:

	As of December 31,	As of September 30,
	2006	2007

Property, plant and equipment	$216,695	$284,091
Less: Accumulated depreciation and amortization	(58,719)	(106,118)
Property, plant and equipment, net	$157,976	$177,973

Depreciation expense on property, plant and equipment amounted to $21,002 and $27,505 during the nine months ended September 30, 2006 and 2007, respectively and $7,985 and $9,524 during the three months ended September 30, 2006, and 2007 respectively. The amount of computer software amortization during the nine months ended September 30, 2006 and 2007 was $3,271 and $7,443, respectively and $1,233 and $2,916 during the three months ended September 30, 2006 and 2007, respectively.

7.  Goodwill and intangible assets

The following table presents the changes in goodwill for the full year ended December 31, 2006 and the nine months ended September 30, 2007:

	Year ended December 31,	Nine months ended September 30,
	2006	2007

Opening balance	$477,106	$493,452
Goodwill relating to acquisition consummated during the period	14,831	35,610
Recovery from GE under the purchase agreement	(6,161)	—
Effect of exchange rate fluctuations	7,676	44,082
Closing balance	$493,452	$573,144

The total amount of goodwill expected to be deductible for tax purposes is $21,375 and $20,319 as of December 31, 2006 and September 30, 2007, respectively.

Information regarding the Company’s other intangible assets acquired either individually or with a group of other assets or in a business combination is as follows:

	As of December 31, 2006			As of September 30, 2007
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related intangible assets	$207,228	$87,548	$119,680	$226,895	$121,612	$105,283
Marketing-related intangible assets	15,909	4,001	11,908	16,670	5,932	10,738
Contract-related intangible assets	493	493	—	544	544	—
	$223,630	$92,042	$131,588	$244,109	$128,088	$116,021

Amortization expense for intangible assets as disclosed under amortization of acquired intangible assets for the nine months ended September 30, 2006 and 2007 was $31,917 and $27,987, respectively and for the three months ended September 30, 2006 and 2007 was $10,200 and $9,358, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum value commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the nine months ended September 30, 2006 and 2007 amounting to $1,021 and $771, respectively and for the three months ended September 30, 2006 and 2007, amounting to $326 and $245, respectively, has been reported as a reduction of revenue, in accordance with the guidance in EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As of September 30, 2007 the unamortized value of the intangible asset was $2,444, which would be amortized in future periods and reported as a reduction of revenue.

8.  Short-term borrowings

The Company has the following borrowing facilities:

a)      fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees, short-term loans and forward hedging. As of December 31, 2006 and September 30, 2007, the limits available were $25,330 and $26,895, respectively, and no amounts were outstanding.

b)     fund-based and non-fund-based revolving credit facilities of $145,000 for operational requirements in the form of overdrafts and letters of credit, expiring in 2011. As of December 31, 2006 and September 30, 2007, the fund-based outstanding balances were $83,000 and $500, respectively. These facilities bear interest at LIBOR plus a margin of 0.70% to 0.875% (depending upon leverage). The interest rate on September 30, 2007 was 6.00%. Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on indebtedness of the Company.

9.  Income taxes

During the first quarter of 2007, the Hungary branch of a subsidiary of the Company became subject to Hungarian minimum corporate tax. The impact on the tax expense in the consolidated financial statements for the nine months ended September 30, 2007 and the three months ended September 30, 2007 is $10,096 and $4,051, respectively.

Subsequent to the balance sheet date, the Company has restructured its operations as of October 1, 2007, which will eliminate the applicability of the Hungarian minimum tax effective on that date. As part of this restructuring, a U.S. subsidiary of the Company changed its U.S. tax filing status from a non-taxable entity to a taxable corporation for U.S. tax purposes and thereby eliminated the Hungarian minimum corporate tax for future periods. As a result, the Company is required, in accordance with the provisions of SFAS 109, to recompute certain of its existing deferred tax assets and liabilities at U.S. Federal and state tax rates. The results of this recomputation will be reflected in the fourth quarter and are estimated to produce a one-time deferred tax liability of approximately $22,000 to $29,000, due principally to unrealized gains on certain rupee-dollar hedges. This one-time deferred tax liability in the fourth quarter will be reversed over the remaining 24-30 month terms of the hedges.

Additionally, one of the Company’s India based subsidiary’s corporate tax holiday partially expired on March 31, 2007. In accordance with the provisions of SFAS 109, Accounting for Income Taxes, as interpreted by FIN 18, Accounting for Income Taxes in Interim Periods, the impact of the partial expiry of the tax holiday has been taken into account in determining the effective tax rate for the entire fiscal year.

10.  Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other plans covering most of its employees.

Defined Benefit Plans

The Company has a defined benefit retirement plan (the “Gratuity Plan’’) covering all of its Indian resident employees, which is provided in accordance with Indian Law.

Net Gratuity Plan cost for the three months and the nine months ended September 30, 2006 and 2007 includes the following components:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

Service cost	$250	$343	$750	$1,020
Interest cost	65	90	197	266
Amortization of actuarial (gain) loss	54	70	163	207
Expected return on plan assets	(47)	(74)	(143)	(220)
Net Gratuity Plan cost	$322	$429	$967	$1,273

Defined contribution plans

During the three months and nine months ended September 30, 2006 and 2007, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

India	$1,426	$2,062	$4,283	$5,558
U.S.	210	890	630	1,533
U.K.	266	176	692	639
Hungary	4	4	13	13
China	738	923	2,213	2,384
Mexico	20	20	62	64
Total	$2,664	$4,075	$7,893	$10,191

11.  Stock-based compensation

The Company adopted the 2007 Omnibus Incentive Compensation Plan (“the 2007 Omnibus Plan”), on July 13, 2007.

The Company has issued options under the 2007 Omnibus Incentive Compensation Plan, the Genpact Global Holdings 2007 Plan, the Genpact Global Holdings 2006 Plan and the Genpact Global Holdings 2005 Plan to eligible persons who include employees, directors and certain other persons associated with the Company. As stated in Note 1, as part of the 2007 Reorganization, GGH’s existing equity-based compensation plans were assigned to Genpact Limited. As a result, all outstanding options issued under existing equity-based compensation plans became options to acquire common shares of Genpact Limited. As the fair value of options immediately before and after the 2007 Reorganization continued to be same, there is no accounting effect of the 2007 Reorganization.

The Company has and intends to continue to issue new shares to satisfy stock option exercises under its incentive plans. The stock-based compensation cost during the nine months ended September 30, 2006 and 2007, amounting to $3,476 and $8,909, respectively and for the three months ended September 30, 2006 and 2007, amounting to $1,069 and $3,678, respectively, related to employees whose personnel expenses are allocated to cost of revenue and selling, general and administrative expenses.

A summary of the options granted during the year ended December 31, 2006 and the nine months ended September 30, 2007 is set out below:

	As of December 31, 2006
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding as at January 1, 2006	11,481,675	$3.47	9.1	$—
Granted during the period	4,599,925	7.21	—	—
Forfeited during the period	(913,706)	4.36	—	—
Exercised during the period	(116,138)	3.44	—	826
Outstanding at the end of the period	15,051,756	$4.56	8.5	$90,271
Vested and expected to vest at the end of the period	12,604,027	$4.37	8.5	$77,407
Exercisable at the end of the period	3,599,299	$3.46	8.5	$25,674
Weighted average grant date fair value of grants during the period	$4.48

	As of September 30, 2007
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding as at January 1, 2007	15,051,756	$4.56	8.5	$—
Granted during the period	10,705,174	15.50	—	—
Forfeited during the period	(1,158,199)	7.67	—	—
Exercised during the period	(433,645)	3.69	—	5,749
Outstanding at the end of the period	24,165,086	$9.27	8.7	$185,617
Vested and expected to vest at the end of the period	19,947,197	$8.51	8.7	$168,287
Exercisable at the end of the period	5,208,888	$3.86	7.9	$68,200
Weighted average grant date fair value of grants during the period	$7.97

12.  Net earnings (loss) per share

The Company calculates net earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share. Historical basic and diluted net earnings (loss) per common share give effect to the change in common shares of the Company resulting from the 2007 Reorganization and therefore are based on the retrospective adjustment to the common shares of GGH outstanding until the date of the 2007 Reorganization. The conversion of preferred stock of GGL to common stock of the Company has been given effect after the 2007 Reorganization. (See Note 1 for a discussion of the 2007 Reorganization which was consummated in the quarter ended September 30, 2007). In the 2007 Reorganization, shareholders of GGH exchanged their common shares in GGH for common shares of Genpact Limited, and the shareholders of GGL exchanged their preferred and common shares in GGL for common shares of Genpact Limited. Such preferred shares were entitled to cumulative dividends which were not paid in cash and were accrued and added to accreted value until the date of the 2007 Reorganization. As a result, there is a net loss per common share in all periods shown except for the three months ended September 30, 2007.

The calculation of net earnings (loss) per common share was determined by dividing net earnings (loss) by the weighted average common shares outstanding during the respective periods. Since the preferred stocks were participative in nature, profits of the Company before the 2007 Reorganization continued to be apportioned towards the preferred stockholders in accordance with their entitlement to participate in the undistributed profits. The potentially dilutive shares, consisting of such preferred shares as well as outstanding options on common shares, have been included in the computation of diluted net earnings (loss) per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

Net income (loss) available to common stock holders
Net income as reported	$12,805	$16,323	$24,895	$25,262
Less : preferred dividend	3,520	527	10,452	7,643
Less : undistributed earnings to preferred stock	5,640	1,119	8,773	3,207
Less : beneficial interest on conversion of preferred stock dividend	5,029	1,941	13,072	28,289
Net income (loss) available to common stock holders	$(1,384)	$12,736	$(7,402)	$(13,877)
Weighted average number of common shares used in computing basic earnings (loss) per common share	71,274,600	186,839,059	71,274,600	108,173,821

Dilutive effect of stock options	—	8,859,073	—	—
Weighted average number of common shares used in computing dilutive earnings (loss) per common share	71,274,600	195,698,132	71,274,600	108,173,821
Net earnings (loss) per common share
Basic	$(0.02)	$0.07	$(0.10)	$(0.13)
Diluted	$(0.02)	$0.07	$(0.10)	$(0.13)

Pro forma net earnings per common share give effect to the 2007 Reorganization as if it occurred on January 1, 2007. The following is the reconciliation of the pro forma weighted average number of equity shares used in the computation of pro forma basic and diluted earnings per common share for the three months and nine months ended September 30, 2007:

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Net income as reported	$16,323	$25,262
Pro forma common shares of Genpact Limited used in computing basic earnings per common share after 2007 Reorganization	204,071,513	193,458,458
Pro forma dilutive effect of stock options	8,859,073	9,125,857
Pro forma weighted average number of common share outstanding used in computing diluted earnings per share	212,930,586	202,584,315
Pro forma net earnings per common share —
Basic	$0.08	$0.13
Diluted	$0.08	$0.12

13.  Cost of revenue

Cost of revenue consists of the following:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Personnel expenses	$55,568	$83,038	$158,786	$228,453
Operational expenses	30,795	39,971	79,079	114,349
Depreciation and amortization	7,148	10,081	19,385	28,687
	$93,511	$133,090	$257,250	$371,489

14.  Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Personnel expenses	$27,430	$42,089	$79,081	$111,211
Operational expenses	11,313	18,401	29,870	49,530
Depreciation and amortization	2,070	2,359	4,888	6,261
	$40,813	$62,849	$113,839	$167,002

15.  Other income (expense) net

Other income (expense) net consists of the following:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Interest income on short term deposits	$37	$1,795	$632	$2,149
Interest expense	(3,041)	(2,845)	(10,659)	(10,967)
Gain (loss) on interest rate swaps	(1,519)	(189)	1,048	90
Other	293	620	1,564	1,031
	$(4,230)	$(619)	$(7,415)	$(7,697)

16.  Related party transactions

The Company has entered into related party transactions with a significant shareholder, which is GE and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein). The Company has also entered into related party transactions with its non-consolidating affiliates.

The related party expenses and income can be categorized as follows:

Revenue from services

For the nine months ended September 30, 2006 and 2007, the Company recognized net revenues from GE of $330,358 and $367,852, respectively, representing 76% and 62% of the consolidated total net revenue, respectively.

For the three months ended September 30, 2006 and 2007, the Company recognized net revenues from GE of $111,047 and $122,862, respectively, representing 68% and 57% of the consolidated total net revenue, respectively.

Cost of revenue from services

The Company purchases certain services from GE and also procured personnel from them for software development activities. These costs were recorded as consulting charges and included as part of cost of revenues.

For the nine months ended September 30, 2006 and 2007, cost of revenue included amounts of $2,009 and $4,481, respectively, and for the three months ended September 30, 2006 and 2007, cost of revenue included amounts of $38 and $1,186, respectively, relating to services procured from GE.

Selling, general and administrative expenses

The Company purchases certain services from GE and also procured personnel from them for managerial support and also shared certain common facilities and resources. These costs were recorded as personnel expenses, and facilities maintenance cost, which was included as part of operational expenses.

For the nine months ended September 30, 2006 and 2007, selling, general and administrative expenses included amounts of $369 and $465, respectively, and for the three months ended September 30, 2006 and 2007, selling, general and administrative expenses included amounts of $7 and $24, respectively, relating to services procured from GE.

Selling general and administrative expenses also includes cost credit of $77 and $8 for the nine months and three months ended September 30, 2007, respectively in relation to cost recovery from its non-consolidating affiliates.

Other operating income

The Company provides some shared services such as facility, recruitment, training and communication to GE. Recovery for such services has been included as other operating income in the income statement.

For the nine months ended September 30, 2006 and 2007, income from these services was $3,126 and $2,533, respectively and for the three months ended September 30, 2006 and 2007, income from these services was $1,373 and $810, respectively.

Interest income

The Company earned interest income on short term deposits placed with a significant shareholder (GE). For the nine months ended September 30, 2006 and 2007, interest income earned on these deposits was $632 and $577, respectively and for three months ended September 30, 2006 and 2007 was $37 and $407, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the nine months ended September 30, 2006 and 2007 interest expenses relating to such related party debt amounted to $295 and $641, respectively and for three months ended September 30, 2006 and 2007 was $109 and $93, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus filed with the SEC on August 1, 2007 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus filed with the SEC on August 1, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward looking statements as a result of various factors, including but not limited to those listed below and under “Risk Factors” in our prospectus filed with the SEC on August 1, 2007.

Disclosure Regarding Forward-Looking Statements

With the exception of the historical facts, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate and our leadership team’s beliefs and assumptions. Such statements include, in particular, statements about our plans, strategies and prospects under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed under the heading “Risk Factors” in our prospectus field with SEC on August 1, 2007. These forward looking statements include, but are not limited to, statements relating to:

•             our ability to retain existing clients and contracts;

•             our ability to win new clients and engagements;

•             the expected value of the statements of work under our master service agreements;

•             our beliefs about future trends in our market;

•             expected spending on business process services by clients;

•             foreign currency exchange rates;

•             our rate of employee attrition;

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

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Prospectus filed with the SEC on August 1, 2007. We undertake no obligation to update or revise any forward-looking statements.

Overview

We manage business processes for companies around the world. We began in 1997 as the India-based captive business process services operation for General Electric Capital Corporation, (“GE Capital”), GE’s financial services business. As the value of offshore outsourcing was demonstrated to the management of General Electric Corporation or GE, it became a widespread practice at GE and our business grew in size and scope. We took on a wide range of complex and critical processes and we became a significant provider to many of GE’s businesses, including Consumer Finance (GE Money), Commercial Finance, Healthcare, Industrial, NBC Universal and GE’s corporate offices.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the ‘‘2004 Reorganization,’’ GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., a Luxembourg entity (“GGH”), and subsequently sold an indirect 60% interest in that entity to General Atlantic and Oak Hill. See ‘‘Prospectus Summary—The Company—The 2004 Reorganization’’ in our Prospectus filed with the SEC on August 1, 2007.

Following the 2004 Reorganization, we began operating as an independent company. We separated ourselves operationally from GE and began building the capabilities necessary to be successful as an independent company. We began actively pursuing business from as of January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources. As a result our net revenues have increased significantly.

The 2007 Reorganization and IPO

On March 29, 2007, Genpact Limited was incorporated in Bermuda as a subsidiary of GGH. On July 13, 2007, we effectuated a transaction that resulted in Genpact Limited owning 100% of the capital stock of GGH. This transaction and other related transactions commencing on this date are referred to as the ‘‘2007 Reorganization.’’ This transaction occurred by the shareholders of GGH and Genpact Global (Lux) S.à.r.l. (“GGL”) exchanging their common and preferred shares, respectively, for common shares in Genpact Limited. In addition, as part of the 2007 Reorganization, GGL, which owned approximately 63% of the outstanding equity of GGH, became a wholly owned subsidiary of Genpact Limited pursuant to a share exchange. GGL had no operations or assets other than its ownership interest in GGH, and had no liabilities other than obligations for accumulated dividends on preferred shares that were eliminated in the 2007 Reorganization and certain tax liabilities of $2.1 million that were paid on July 27, 2007. GE and Genpact Investment Co. (Lux) (referred to as “GICo”) have indemnified us for such tax liabilities. As part of the 2007 Reorganization, GGH became a Bermuda company and changed its name to Genpact Global Holding (Bermuda) Limited and GGL also became a Bermuda company, in accordance with the laws of Bermuda and Luxembourg and its name was changed to Genpact Global (Bermuda) Limited.

The effects of the exchange of shares in the 2007 Reorganization have been retrospectively applied to stockholders’ equity and per share amounts in the consolidated financial statements. This retrospective application had no material effect on other amounts.

The accompanying financial statements reflect the 2007 Reorganization as a change in reporting entity (Genpact Limited) at historical cost for purposes of the rules and regulations of the Securities and Exchange Commission (“SEC”) that govern financial statements.

As part of the 2007 Reorganization, our existing equity-based compensation plans were assigned to Genpact Limited. As a result, all outstanding options issued under our existing equity-based compensation plans became options to acquire common shares of Genpact Limited.

On August 1, 2007, Genpact Limited commenced an initial public offering of its common shares, pursuant to which Genpact Limited and certain of its existing shareholders (referred to as the “Selling Shareholders”) each sold 17.65 million common shares at a price of $14 per share. The offering resulted in gross proceeds of $494.1 million and net proceeds to Genpact Limited and the Selling Shareholders of approximately $233.5 million each after deducting underwriting discounts and commissions. Additionally Genpact Limited incurred offering-related expenses of approximately $9.0 million. On August 14, 2007, the underwriters exercised their option to purchase 5.29 million additional common shares from Genpact Limited at the initial offering price of $14 per share to cover over-allotments resulting in additional gross proceeds of $74.1 million and net proceeds of approximately $70.0 million to Genpact Limited, after deducting underwriting discounts and commissions.

Critical Accounting Policies

For a description of our critical accounting policies, see Note 2-“Summary of significant accounting policies” under Item 1-“Financial Statements” and our Prospectus filed with the SEC on August 1, 2007.

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the quarter and the nine months ended September 30, 2006 and 2007.

	Quarter Ended,				Nine Months Ended,
	September 30, 2006		September 30, 2007		September 30, 2006		September 30, 2007
	(dollars in millions)
Net revenues — GE	$111.0	68.4%	$122.9	57.3%	$330.4	75.9%	$367.9	62.2%
Net revenues — Global Clients	50.9	31.3	91.6	42.7	104.4	24.0	221.7	37.5
Other revenues	0.5	0.3	0.1	0.1	0.5	0.1	1.5	0.3
Total net revenues	162.4	100.0	214.6	100.0	435.2	100.0	591.0	100.0
Cost of revenues	93.5	57.6	133.1	62.0	257.2	59.1	371.5	62.9
Gross profit	68.9	42.4	81.5	38.0	178.0	40.9	219.5	37.1
Operating expenses
Selling, general and administrative expenses	40.8	25.1	62.9	29.3	113.8	26.2	167.0	28.3
Amortization of acquired intangibles	10.2	6.3	9.4	4.4	31.9	7.3	28.0	4.7
Foreign exchange (gains) losses, net	4.2	2.6	(15.5)	7.2	8.8	2.0	(28.6)	4.8
Other Operating Income.	(1.4)	0.8	(0.8)	0.4	(3.1)	0.7	(2.5)	0.4
Income from operations	15.0	9.2	25.5	11.9	26.6	6.1	55.7	9.4
Other income/(expense), net.	(4.2)	2.6	(0.6)	0.3	(7.4)	1.7	(7.7)	1.3
Income before income taxes, share of equity in earnings of affiliates and minority interest	10.8	6.6	24.9	11.6	19.2	4.4	48.0	8.1
Equity in loss of affiliate	—	—	0.1	0.0	—	—	0.1	0.0
Minority Interest	—	—	2.1	1.0	—	—	5.8	1.0
Income taxes expense (benefit)	(2.0)	1.3	6.5	3.0	(5.7)	1.3	16.8	2.9
Net income	$12.8	7.9%	$16.3	7.6%	$24.9	5.7%	$25.3	4.3%

Fiscal Quarter Ended September 30, 2007 Compared to Fiscal Quarter Ended September 30, 2006

Net Revenues: Our net revenues increased by $52.2 million or 32.1%. This increase resulted from increased net revenues from GE and clients other than GE (“Global Clients”).

Net revenues from GE increased by $11.8 million or 10.6%. This was attributable both to entering into new statements of work (“SOW”) and to an increase in the services provided under existing SOWs. While net revenues from GE grew in absolute terms, such net revenues declined as a percentage of our total net revenues from 68.4% in the third quarter of 2006 to 57.3% in the third quarter of 2007, due to faster rate of growth in revenues from our Global Clients.

Net revenues from Global Clients increased by $40.7 million or 80.1%. This increase resulted from revenues from new Global Clients with whom we entered into a master service agreement (“MSA”) in 2006 as well as an increase in revenues from existing Global Clients under existing MSAs. In addition, a portion of the overall increase was attributable to our acquisition of E-Transparent B.V. (“ICE”) in March 2007 (approximately $9.8 million of net revenues). As a percentage of total net revenues, net revenues from Global Clients increased from 31.3% in the third quarter of 2006 to 42.7% in the third quarter of 2007.

Cost of Revenue: The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Quarter Ended,
	September 30, 2006		September 30, 2007
	(dollars in millions)
Personnel expenses	$55.6	34.2%	$83.0	38.7%
Operational expenses	30.8	19.0	40.0	18.6
Depreciation and amortization	7.1	4.4	10.1	4.7
Cost of revenue	$93.5	57.6%	$133.1	62.0%

Cost of revenue increased by $39.6 million or 42.3%. As a percentage of net revenues, cost of revenue increased from 57.6% to 62.0%. The increase in both absolute amount and as a percentage of net revenues is primarily attributable to the appreciation of the Indian rupee against the U.S. Dollar in this quarter. The impact of exchange fluctuation is offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position as discussed below under the heading “Foreign exchange (gains)/losses, net”.

The largest component of the increase in cost of revenue was personnel expenses which increased by $27.5 million, or 49.4%, primarily as a result of foreign exchange rate fluctuations against the U.S. Dollar. Such increase reflected the general growth of our business including a faster rate of growth in business from Europe where the compensation costs are higher. Personnel expenses as a percentage of net revenues increased from 34.2 % in the third quarter of 2006 to 38.7% in the third quarter of 2007. The increase in personnel expenses as a percentage of revenue was primarily attributable to foreign exchange fluctuations resulting from India operations and to a lesser extent to higher compensation cost incurred by our Americas operations as a percentage of revenue due to lower than expected revenue.

Operational expenses increased by $9.2 million, or 29.8%. As a percentage of net revenues, operational expenses decreased marginally from 19.0% in the third quarter of 2006 to 18.6% in the third quarter of 2007. The increase in absolute amount is primarily attributable to foreign exchange fluctuation, increase in facilities maintenance expenses, travel and living costs and communication expenses as a result of volume growth, the acquisition of ICE and the opening of new delivery centers during 2007.

Depreciation and amortization expenses increased by $2.9 million as a result of foreign exchange fluctuation and  higher investments in new delivery centers during 2007.

As a result of the foregoing, our gross profit increased by $12.6 million, or 18.3%, and our gross margin decreased from 42.4% in the third quarter of 2006 to 38.0% in the third quarter of 2007.

Selling, general and administrative expenses: The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Quarter Ended,
	September 30, 2006		September 30, 2007
	(dollars in millions)
Personnel expenses	$27.4	16.9%	$42.1	19.6%
Operational expenses	11.3	7.0	18.4	8.6
Depreciation and amortization	2.1	1.3	2.4	1.1
Selling, general and administrative expenses	$40.8	25.1%	$62.9	29.3%

Selling, general and administrative expenses increased by $22.0 million, or 54.0%. The increase was primarily due to an increase in personnel expenses, which increased by $14.7 million, or 53.4%. These increases reflected the general growth in our business. As a percentage of net revenues, selling, general and administrative expenses increased from 25.1% in the third quarter of 2006 to 29.3% in the third quarter of 2007. This increase is primarily attributable to foreign exchange fluctuation consisting mainly of the appreciation of the Indian rupee against the U.S. Dollar in this quarter. The impact of exchange fluctuation is offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position resulting from India operations, as discussed under the heading “Foreign exchange (gains)/losses, net”. Personnel expenses increased from 16.9% in the third quarter of 2006 to 19.6% in the third quarter of 2007. This was attributable to foreign exchange fluctuation, wage inflation and additional stock option charges. In addition, there were higher personnel costs due to acquisition of ICE.

Operational expenses increased by $7.1 million or 62.7%. As a percentage of net revenues, such costs increased from 7.0% in the third quarter of 2006 to 8.6% in the third quarter of 2007. These increases reflected increases in facilities maintenance expenses due to the opening of new centers, legal and professional expenses, travel and living expenses for business development as a result of general growth and foreign exchange fluctuation. In addition, a $1.6 million reserve was created for loans including those subject to repurchase in Genpact Mortgage Services.

Depreciation and amortization expenses also increased in absolute amounts, but decreased marginally as a percentage of net revenues. The increase in operational expenses and depreciation and amortization expenses reflected the general growth in our business, including the opening of new delivery centers. Selling, general and administrative expenses also increased because of expansion of operations resulting from the acquisitions of ICE.

Amortization of acquired intangibles: In the quarter ended September 30, 2007, we continued to incur significant non-cash charges consisting of the amortization of acquired intangibles resulting primarily from the 2004 Reorganization referred to as “Formation Accounting”. Although such charges declined by $0.8 million compared to the third quarter of 2006, they remained substantial at $9.4 million, or 4.4%, of net revenues.

Foreign exchange (gains)/losses, net: We recorded a foreign exchange gain of $15.5 million in the third quarter of 2007, primarily as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position. This gain offsets the increases in our cost of revenue and selling, general and administrative expenses due to foreign exchange fluctuation. A substantial portion of the hedges entered into by the Company were qualifying hedges under SFAS 133.

Other operating income: Other operating income, which consists of payments from GE for the use of our delivery centers and certain support functions for services that they manage and operate with their own employees, declined by $0.6 million in the third quarter of 2007 compared to the third quarter of 2006. This reflected the reduction by GE in the number of its employees using our premises. We do not recognize these payments as net revenues because GE manages and operates the services; however, our costs are still included in cost of revenue and selling, general and administrative expenses.

Income from operations: As a result of the foregoing factors, income from operations increased by $10.5 million to $25.5 million. As a percentage of net revenues, income from operations was 9.2% in the third quarter of 2006 and 11.9% in the third quarter of 2007.

Other income/ (expense), net: Other expense, net reduced by $3.6 million from a $4.2 million expense in the third quarter of 2006 to a $0.6 million in the third quarter of 2007. This was primarily due to $1.8 million interest income earned on short term deposit. In addition, there was a mark-to-market loss in our interest rate swaps in the third quarter of 2006 that we did not have in the third quarter of 2007.

Income before share of equity in earnings/loss of affiliate, minority interest and income taxes: As a result of the foregoing factors, income before income taxes increased by $14.2 million to $24.9 million in the third quarter of 2007 from $10.8 million in the third quarter of 2006. As a percentage of net revenues, income before income taxes was 6.6% in the third quarter of 2006 and 11.6% in the third quarter of 2007.

Equity in (earnings)/loss of affiliate: This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc.

Minority interest: The minority interest is due to the acquisition of ICE. It represents the apportionment to the minority partners.

Income taxes: Our income tax expense increased from a $2.0 million benefit in the third quarter of 2006 to a $6.5 million expense in the third quarter of 2007. The principal components of this increase were (i) $3.0 million resulting from the partial expiration of our tax holiday in India as of March 31, 2007 and (ii) $4.1 million resulting from the application of a Hungarian statutory minimum tax to the operations of our Hungarian branch.

We have restructured our legal entities as of October 1, 2007, thereby eliminating the Hungarian minimum tax for future periods. As a result, we will be required, in accordance with the provisions of SFAS 109, to recompute certain of our existing deferred tax assets and liabilities at U.S. Federal and state tax rates. The results of this recomputation will be reflected in the fourth quarter and are estimated to produce a one-time deferred tax liability of approximately $22 million to $29 million, due principally to unrealized gains on certain rupee-dollar hedges. This one-time deferred tax liability in the fourth quarter will be reversed over the remaining 24-30 month terms of the hedges.

Net income: As a result of the foregoing factors, net income increased by $3.5 million from $12.8 million in the third quarter of 2006 to $16.3 million in the third quarter of 2007. As a percentage of net revenues, our net income marginally decreased from 7.9% in the third quarter of 2006 to 7.6% in the third quarter of 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenues: Our net revenues increased by $155.8 million, or 35.8%, from $435.2 million in the nine month period ended September 30, 2006 to $591.0 million in the nine month period ended September 30, 2007. This increase resulted from increased net revenues from GE and Global Clients.

Net revenues from GE increased by $37.5 million, or 11.3%, from $330.4 million in the nine month period ended September 30, 2006 to $367.9 million in the nine month period ended September 30, 2007. This was attributable both to entering into new SOWs and to an increase in the services provided under existing SOWs. While net revenues from GE grew in absolute terms, such net revenues declined as a percentage of our total net revenues from 75.9% for the nine month period ended September 30, 2006 to 62.2% for the nine month period ended September 30, 2007, due to faster rate of growth in revenues from our Global Clients.

Net revenues from Global Clients increased by $117.3 million, or 112.4%, from $104.4 million in the nine month period ended September 30, 2006 to $221.7 million in the nine month period ended September 30, 2007. This increase resulted from revenues from several new Global Clients with whom we entered into MSAs in 2006 as well as an increase in revenues from existing Global Clients under existing MSAs. In addition, a portion of the overall increase was attributable to our acquisition of Genpact Mortgage Services in August 2006 and our acquisition of ICE in March 2007 (approximately $6.5 million and $23.3 million of net revenues, respectively compared to approximately $1.6 million and nil, respectively in the nine month period ended September 30, 2006). As a percentage of total net revenues, net revenues from Global Clients increased from 24.0% for the nine month period ended September 30, 2006 to 37.5% for the nine month period ended September 30, 2007.

Cost of Revenue: The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Nine Months Ended,
	September 30, 2006		September 30, 2007
	(dollars in millions)
Personnel expenses	$158.8	36.5%	$228.5	38.7%
Operational expenses	79.1	18.2	114.3	19.3
Depreciation and amortization	19.4	4.5	28.7	4.9
Cost of revenue	$257.2	59.1%	$371.5	62.9%

Cost of revenue increased by $114.2 million, or 44.4%. As a percentage of net revenues, cost of revenue increased from 59.1% to 62.9%. The increase in both absolute amount and as a percentage of net revenues is primarily attributable to the appreciation of the Indian rupee against the U.S. Dollar. The impact of exchange fluctuation is offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position as discussed under the heading “Foreign exchange (gains)/losses, net.”

The largest component of the increase in cost of revenue was personnel expenses, which increased by $69.7 million, or 43.9%, primarily as a result of foreign exchange rate fluctuations against the U.S. Dollar. Such increase reflected the general growth of our business including a faster rate of growth in business delivered from Europe where compensation costs are higher. This was largely due to the acquisition of ICE in March 2007, as well as internal growth. Personnel expenses as a percentage of net revenues increased from 36.5% for the nine month period ended September 30, 2006 to 38.7% for the nine month period ended September 30, 2007. The increase in personnel expenses as a percentage of revenue was primarily attributable to foreign exchange fluctuations resulting from India operations and to a lesser extent to higher compensation cost incurred by our Americas operations as a percentage of revenue due to lower than expected revenue.

Operational expenses increased by $35.3 million or 44.6%. The increase in both absolute amount and as a percentage of net revenues is attributable to foreign exchange fluctuation, increase in facilities maintenance expenses, travel and living costs and communication expenses as a result of volume growth, the acquisition of ICE and Genpact Mortgage Services, and the opening of new delivery centers in the second half of 2006. As a result of the above, operational expenses as a percentage of net revenues, increased from 18.2% for the nine month period ended September 30, 2006 to 19.3% for the nine month period ended September 30, 2007.

Depreciation and amortization expenses increased by $9.4 million as a result of increased investments in new delivery centers during the second half of 2006 and the nine month period ended September 30, 2007.

As a result of the foregoing, our gross profit increased by $41.6 million, or 23.3%, and our gross margin decreased from 40.9% for the nine month period ended September 30, 2006 to 37.1% for the nine month period ended September 30, 2007.

Selling, general and administrative expenses: The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Nine Months Ended,
	September 30, 2006		September 30, 2007
	(dollars in millions)
Personnel expenses	$79.1	18.2%	$111.2	18.8%
Operational expenses	29.9	6.9	49.5	8.4
Depreciation and amortization	4.9	1.1	6.3	1.1
Selling, general and administrative expenses	$113.8	26.2%	$167.0	28.3%

Selling, general and administrative expenses increased by $53.2 million or 46.7%. The increase was primarily due to an increase in personnel expenses, which increased by $32.1 million or 40.6%. These increases reflected the general growth in our business. As a percentage of net revenues, selling, general and administrative expenses increased from 26.2% for the nine month period ended September 30, 2006 to 28.3% for the nine month period ended September 30, 2007. This increase is attributable to foreign exchange fluctuation, consisting mainly of the appreciation of the Indian rupee against the U.S. Dollar in the third quarter of 2007. The impact of exchange fluctuation is offset by the gain recorded as a result of the movement of the Indian rupee against the
U.S. Dollar relative to our hedged position as discussed under the heading “Foreign exchange (gains)/losses, net”.  Personnel expenses as a percentage to revenue increased from 18.2% for the nine month period ended September 30, 2006 to 18.8% for the nine month period ended September 30, 2007. This increase was attributable to foreign exchange fluctuation, wage inflation and additional stock option expense. In addition, there were higher personnel costs due to acquisition of ICE offset in part by increased utilization of the overhead costs.

Operational expenses increased by $19.7 million or 65.8%. As a percentage of net revenues, such costs increased from 6.9% for the nine month period ended September 30, 2006 to 8.4% for the nine month period ended September 30, 2007. These increases reflected increases in facilities maintenance expenses due to the opening of new centers including expansion of operations resulting from the acquisition of ICE and Genpact Mortgage Services and increases in travel and living expenses, primarily related to business development. In addition, a $1.6 million reserve was created for loans including those subject to repurchase in Genpact Mortgage Services.

Depreciation and amortization expenses increased in absolute amount. However, it was constant as a percentage of net revenues compared to the nine months ended September 30, 2006. The increase in operational expenses and depreciation and amortization expenses reflected general growth in our business, including the opening of new delivery centers. Selling, general and administrative expenses also increased because of expansion of operations resulting from the acquisition of ICE.

Amortization of acquired intangibles: In the first nine months of 2007, we continued to incur significant non-cash charges consisting of the amortization of acquired intangibles resulting primarily from the 2004 Reorganization. Although such charges declined by $3.9 million compared to the nine month period ended September 30, 2006, they remained substantial at $28.0 million, or 4.7%, of net revenues.

Foreign exchange (gains)/losses, net: We recorded a foreign exchange gain of $28.6 million for the nine month period ended September 30, 2007, primarily as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position in the third quarter of 2007. This gain offsets the increases in our cost of revenues and selling, general and administrative expenses due to foreign exchange fluctuation.

Other operating income: Other operating income, which consists of payments from GE for the use of our delivery centers and certain support functions for services that they manage and operate with their own employees, was at $2.5 million for the nine month period ended September 30, 2007 compared to $3.1 million for the nine month period ended September 30, 2006.

Income from operations: As a result of the foregoing factors, income from operations increased by $29.1 million to $55.7 million. As a percentage of net revenues, income from operations was 6.1% for the nine month period ended September 30, 2006 and 9.4% for the nine month period ended September 30, 2007.

Other income/ (expense), net: Other expense, net marginally increased by $0.3 million from a $7.4 million expense for the nine month period ended September 30, 2006 to a $7.7 million expense for the nine month period ended September 30, 2007. This increase was driven by mark-to-market gain in our interest rate swaps for the nine month period ended September 30, 2006 that we did not have for the nine month period ended September 30, 2007, partially offset by interest income.

Income before share of equity in earnings/loss of affiliate, minority interest and income taxes: As a result of the foregoing factors, income before income taxes increased by $28.8 million to $48.0 million for the nine month period ended September 30, 2007 from $19.2 million for the nine month period ended September 30, 2006. As a percentage of net revenues, income before income taxes was 4.4% for the nine month period ended September 30, 2006 and 8.1% for the nine month period ended September 30, 2007.

Equity in (earnings)/loss of affiliate: This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc.

Minority interest: The minority interest is due to the acquisition of ICE. It represents the apportionment to the minority partners.

Income taxes: Our income tax expense increased from a $5.7 million benefit for the nine month period ended September 30, 2006 to a $16.8 million expense for the nine month period ended September 30, 2007. The principal components of this increase were (i) $7.8 million resulting from the partial expiration of our tax holiday in India as of March 31, 2007, the effect of which has been taken into account proportionally in the first quarter 2007 and (ii) $10.1 million resulting from the application of a Hungarian statutory minimum tax to the operations of our Hungarian branch.

We have restructured our legal entities as of October 1, 2007, thereby eliminating the Hungarian minimum tax for future periods. As a result, we will be required, in accordance with the provisions of SFAS 109, to recompute certain of our existing deferred tax assets and liabilities at U.S. Federal and state tax rates. The results of this recomputation will be reflected in the fourth quarter and are estimated to produce a one-time deferred tax liability of approximately $22 million to $29 million, due principally to unrealized gains on certain rupee-dollar hedges. This one-time deferred tax liability in the fourth quarter will be reversed over the remaining 24-30 month terms of the hedges.

Net income: As a result of the foregoing factors, net income marginally increased by $0.4 million from $24.9 million for the nine month period ended September 30, 2006 to $25.3 million for the nine month period ended September 30, 2007. As a percentage of net revenues, our net income declined from 5.7% for the nine month period ended September 30, 2006 to 4.3% for the nine month period ended September 30, 2007.

Non-GAAP Financial Measures

In addition to disclosing financial results prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), we also disclose adjusted income from operations and adjusted net income which are non-GAAP measures. The management uses “adjusted” non-GAAP measurements to set performance goals and to measure the performance of the Company, and believes that investors’ understanding of the underlying performance of the Company’s operations is enhanced through the disclosure of these metrics. “Adjusted” non-GAAP results are not, and should not be viewed as, substitutes for “reported” GAAP results.

Adjusted income from operations: The adjusted income from operations increased by $10.9 million, or 42.1%, from $25.8 million in the third quarter 2006 to $36.7 million in the third quarter 2007. Our adjusted income from operations increased by $21.5 million, or 32.0%, from $67.1 million in the nine month period ended September 30, 2006 to $88.5 million for the nine month period ended September 30, 2007. Because our adjusted income from operations is a non-GAAP financial measure, reconciliation to income from operations as per GAAP is presented in the table below:

	Quarter Ended,		Nine Months Ended,
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(dollars in millions)
Income from operations as per GAAP	$15.0	$25.5	$26.6	$55.7
Add: Amortization of acquired intangible assets resulting from Formation Accounting	10.4	8.7	32.7	27.2
Add: Additional depreciation due to fair value adjustment resulting from Formation Accounting	0.5	0.5	1.5	1.5
Add: Stock based compensation	1.1	3.7	3.6	8.9
Add: Gain / (loss) on interest rate swaps	(1.5)	(0.2)	1.0	0.1
Add: Other income	0.3	0.6	1.6	1.0
Less: Equity in loss of affiliate	—	(0.1)	—	(0.1)
Less: Minority interest	—	(2.1)	—	(5.8)
Adjusted income from operations	$25.8	$36.7	$67.1	$88.5

Adjusted net income: Our adjusted net income increased by $3.9 million from $23.9 million in the third quarter of 2006 to $27.8 million in the third quarter of 2007. As a percentage of net revenues, our adjusted net income declined from 14.7% in the third quarter of 2006 to 13.0% in the third quarter of 2007. Our adjusted net income for the nine month period ended September 30, 2007 was similar to the prior period at $59.9 million. As a percentage of net revenues, our adjusted net income declined from 13.8% in the nine month period ended September 30, 2006 to 10.1% in the nine month ended September 30, 2007. Because our adjusted net income is a non-GAAP financial measure, reconciliation to net income as per GAAP is presented in the table below:

	Quarter Ended,		Nine Months Ended,
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(dollars in millions, except per share data)

Net income as per GAAP	$12.8	$16.3	$24.9	$25.3
Add: Amortization of acquired intangible assets resulting from Formation Accounting	10.4	8.7	32.7	27.2
Add: Additional depreciation due to fair value adjustment resulting from Formation Accounting	0.5	0.5	1.5	1.5
Add: Stock based compensation	1.1	3.7	3.6	8.9
Less: Tax Impact on amortization of acquired intangibles resulting from Formation Accounting	(1.0)	(1.4)	(2.9)	(3.0)
Adjusted net income	$23.9	$27.8	$59.9	$59.9

Diluted adjusted earnings per share		$0.13		$0.30

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2006 and September 30, 2007 is presented below:

	Year Ended, December 31, 2006	Nine Months Ended, September 30, 2007	% Change
	(dollars in millions)
Cash and cash equivalents	$35.4	$252.8	613.6%
Short-term deposits with a significant shareholder	1.0	22.1	2085.5
Long-term debt due within one year	20.5	20.9	2.0
Long-term debt other than the current portion	122.5	108.0	(11.8)
Short-term debt	83.0	0.5	(99.4)
Stockholders’ equity	$624.7	$1,183.3	89.4%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

In August 2007, we received $303.5 million in proceeds from our initial public offering, net of underwriters discounts and commission for the issuance of 22.9 million common shares, including shares issued upon exercise of the underwriters over-allotment option.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended,
	September 30, 2006	September 30, 2007
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$26.4	$80.2
Investing activities	(33.7)	(75.6)
Financing activities	8.8	193.6
Net increase (decrease) in cash and cash equivalents	$1.5	$198.2

Cash flow from operating activities. Our net cash provided by operating activities increased by $53.8 million from $26.4 million in the nine month period ended September 30, 2006 to $ 80.2 million in nine month period ended September 30, 2007. This primarily reflected the fact that our net income adjusted for amortization and depreciation and other non-cash items grew by $24.7 million and reduction in net working capital by $29.1 million primarily due to reduction of loans held for sale by Genpact Mortgage Services of $15.1 million and better management of payables.

Cash flow from investing activities. Our net cash used in investing activities was $75.6 million in the nine month period ended September 30, 2007 compared to $33.7 million in the nine month period ended September 30, 2006. This reflected an increase in short term deposits with a significant shareholder by $21.1 million. We invested $42.8 million in purchases of property, plant and equipment in connection with the opening of new delivery centers.

Cash flow from financing activities. Our net cash provided by financing activities was $193.6 million in the nine month period ended September 30, 2007, compared to $8.8 million in the nine month period ended September 30, 2006. Our principal source of cash from financing activities was proceeds from the issuance of common shares in our initial public offering of $303.5 million partly used to repay our short term debt of $83.0 million. In addition, the net cash uses were the repayment of long-term debt (current portion), net repurchase of common and preferred stock, payment to minority partners of ICE and payment of IPO costs.

Financing Arrangements

Total debt excluding capital lease obligations was $129.5 million at September 30, 2007 compared to $226.0 million at December 31, 2006. Approximately $123.5 million of this indebtedness at September 30, 2007 represented long-term debt incurred to finance the 2004 Reorganization and $5.5 million of this indebtedness as of September 30, 2007 represented a financing arrangement entered into with GE to purchase software licenses. The remaining $0.5 million at September 30, 2007 was short-term borrowings. The weighted average rate of interest with respect to outstanding long-term loans was 6.125% and 6.25% for the year ended December 31, 2006 and the nine month period ended September 30, 2007, respectively.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of September 30, 2007, short-term credit facilities available to the company aggregated $145 million, which are under the same agreement as our long-term debt facility. We paid all of such short term indebtedness with a portion of the net proceeds received upon closing of the Company’s initial public offering.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 31, 2007:

	Payments Due by Period (dollars in millions)
	Less than 1			After 5
	year	1-3 years	4-5 years	years	Total

Long-term debt	$20.9	$69.8	$38.3	$—	$128.9
Capital leases	1.9	2.6	0.5	—	4.9
Operating leases	17.4	50.1	47.5	42.0	157.0
Purchase obligations	5.3	—	—	—	5.3
Capital commitments net of advances	15.7	—	—	—	15.7
Other long-term liabilities reflected on balance sheet (1)	13.1	7.3	2.8	4.9	28.1
Total contractual cash obligations	$74.3	$129.7	$89.0	$46.9	$339.9

(1)           Excludes $8.65 million towards uncertain tax positions. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimatable or determinable, at present.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines ‘fair value’ as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 provides guidance on the determination of fair value and lays down the fair value hierarchy to classify the source of information used in fair value measurement. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements and will adopt the provisions of SFAS No. 157 for the fiscal year beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of the financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements and will adopt the provisions of SFAS No. 159 for the fiscal year beginning January 1, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk , see “Quantitative and Qualitative Disclosures about Market Risk” in our Prospectus filed with the SEC on August 1, 2007.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, GGH issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters or any public offerings and we believe that each of these transactions was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) or Section 4(2) of the Securities Act, Regulations D or S promulgated thereunder, Rule 144A of the Securities Act or Rule 701 of the Securities Act pursuant to compensatory benefit plans and contracts related to compensation as provided under Rule 701. The numbers for shares issued by GGH described below do not give effect to the 2007 Reorganization.

Stock Option Plan

During the nine months period ended September 30, 2007, Genpact Limited issued options to purchase 10,705,174 shares of its common stock with a weighted average exercise price of $15.50 per share to directors, officers and employees. In each case, no consideration was paid to Genpact Limited by any recipient of any of the foregoing options for the grant of such options. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Rule 701, which relates to exemptions for offers and sale of securities pursuant to certain compensatory benefit plans.

During the quarter ended September 30, 2007, Genpact Limited issued 433,645 common shares to employees pursuant to the exercise of employee stock options with a weighted average exercise price of $3.69 per share.

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

10.1

Form of Amended and Restated Shareholders’ Agreement by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.2

Master Services Agreement dated December 30, 2004 between Genpact International Inc. and General Electric Company (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.3

Master Services Agreement 1st Amendment dated January 1, 2005 between Genpact International Inc. and General Electric Company (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.4

Second Amendment dated December 16, 2005 between Genpact International Inc. and General Electric Company (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.5

Master Services Agreement Third Amendment dated September 6, 2006 between Genpact International Inc. and General Electric Company (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.6

Master Professional Services Agreement dated November 30, 2004 by and between Genpact International Inc. and Macro*World Research Corporation (a subsidiary of Wachovia Corporation) (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.7

First Amendment to Master Professional Services Agreement dated August 26, 2006 by and between Genpact International Inc. and Macro*World Research Corporation (a subsidiary of Wachovia Corporation) (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.8

Agreement dated November 30, 2005 among Genpact Global Holdings Sicar S.à.r.l., Macro*World Research Corporation and Wachovia Corporation (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.9

Amended and Restated Credit Agreement dated June 30, 2006 among Genpact International Inc., Genpact Global Holdings Sicar S.à.r.l., Bank of America Securities Asia Limited, Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

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

10.19

Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, GGH and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

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

Date: November 14, 2007

GENPACT LIMITED

By:	/s/ Pramod Bhasin
Pramod Bhasin
Chief Executive Officer

/s/ Vivek Gour
Vivek Gour
Chief Financial Officer