Form 10-K
period 2007-12-31
Genpact LTD
filed 2008-03-31
CIK 1398659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007	Commission file number: 001-33626

GENPACT LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0533350 (I.R.S. Employer Identification No.)
Canon's Court 22 Victoria Street Hamilton HM Bermuda (441) 295-2244 (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common shares, par value $0.01 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The registrant's common shares began publicly trading on August 2, 2007. The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant on December 31, 2007, the last business day of the registrant's fiscal year was $0.9 billion based on the closing price of the registrant's common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $15.23 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

         As of March 14, 2008, there were 212,286,523 common shares of the registrant outstanding.

Documents incorporated by reference:

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

         Part III, Item 10, Directors, Executive Officers and Corporate Governance;

         Part III, Item 11, Executive Compensation;

         Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

         Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;

         Part III, Item 14, Principal Accountant Fees and Services.

i

Special Note Regarding Forward-Looking Statements

        We have made statements in this Annual Report on Form 10-K (the "Annual Report") in, among other sections, Item 1.—"Business," Item 1A—"Risk Factors," and Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operation" that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "could," "may," "shall," "will," "would" and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A—"Risk Factors" in this Annual Report. These forward looking statements include, but are not limited to, statements relating to:

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

  •
  our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in future;

  •
  increases in wages in locations in which we have operations;

  •
  restrictions on visas for our employees traveling to North America and Europe;

  •
  our ability to maintain pricing and asset utilization rates;

  •
  fluctuations in exchange rates between U.S. dollars, euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees and Romanian leu;

  •
  our ability to retain senior management;

  •
  our dependence on revenues derived from clients in the United States;

  •
  the selling cycle for our client relationships;

ii

  •
  our ability to attract and retain clients and our ability to develop and maintain client relationships based on attractive terms;

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

  •
  worldwide political, economic or business conditions;

  •
  political, economic or business conditions where our clients operate; and

  •
  our ability to successfully consummate or integrate strategic acquisitions.

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward looking statements. We are under no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports to the SEC.

iii

PART I

Item 1.    Business

Overview

        We manage business processes for companies around the world. We combine our process expertise, information technology expertise and analytical capabilities, together with operational insight derived from our experience in diverse industries, to provide a wide range of services using our global delivery platform. Our goal is to help our clients improve the ways in which they do business by continuously improving their business processes including through the application of Six Sigma and Lean principles and leveraging technology. We strive to be a seamless extension of our clients' operations.

        We have a unique heritage. We built our business by meeting the demands of the leaders of the General Electric Company, or GE, to increase the productivity of their businesses. We began in 1997 as the India-based captive business process services operation for General Electric Capital Corporation, or GE Capital, GE's financial services business. As the value of offshoring was demonstrated to the management of GE, it became a widespread practice at GE and our business grew in size and scope. We took on a wide range of complex and critical processes and we became a significant provider to many of GE's businesses, including Consumer Finance (GE Money), Commercial Finance, Healthcare, Industrial, NBC Universal and GE's corporate offices.

        Our leadership team, our methods and our culture have been deeply influenced by our eight years as a captive operation of GE. Many elements of GE's success—the rigorous use of metrics and analytics, the relentless focus on improvement, a strong emphasis on the client and innovative human resources practices—are the foundations of our business.

        As of December 31, 2007, we have more than 32,600 employees with operations in nine countries. In 2007, we had net revenues of $822.7 million, of which 41.3% was from clients other than GE, which we refer to as Global Clients.

        Our registered office is located at Canon's Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

  The 2004 Reorganization

        Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the "2004 Reorganization," GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed Luxembourg entity. GE's affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. On December 16, 2005, GE's affiliate sold a portion of its equity in us to a subsidiary of Wachovia Corporation. On December 22, 2006, we redeemed shares held by GE affiliates. On December 18, 2007, GE's affiliate, GE Capital (Mauritius) Holdings Ltd., sold a further portion of its equity in us to an affiliate of a limited partner of one of our shareholders. As of December 31, 2007, GE, through its affiliates, owned 18.8% of our outstanding equity.

        Following the 2004 Reorganization, we began operating as an independent company. We separated ourselves operationally from GE and began building the capabilities necessary to be successful as an independent company. Among other things, we expanded our management infrastructure and business development capabilities so that we could secure business from clients other than GE. We substantially expanded administrative functions for which we had previously relied primarily on GE, such as finance, legal, accounting and human resources. We created separate employee benefit and retirement plans, developed our own leadership training capability and enhanced our management information systems.

  The 2007 Reorganization and IPO

        On March 29, 2007, we formed Genpact Limited in Bermuda to be the new holding company for our business. It was initially a wholly-owned subsidiary of GGH. On July 13, 2007, we effectuated a transaction that resulted in Genpact Limited owning 100% of the capital stock of GGH. This transaction together with other related transactions is referred to as the "2007 Reorganization." This transaction occurred by the shareholders of GGH exchanging their common shares of GGH for common shares of Genpact Limited and the shareholders of Genpact Global (Lux) S.à.r.l., or GGL, exchanging their common and preferred shares of GGL for common shares of Genpact Limited. In addition, as part of the 2007 Reorganization, Genpact Global (Lux) S.à.r.l., or GGL, which owned approximately 63% of the outstanding equity of GGH, became a wholly owned subsidiary of Genpact Limited pursuant to a share exchange. GGL had no operations or assets other than its ownership interest in GGH, and had no liabilities other than obligations for accumulated dividends on preferred shares that were eliminated in the 2007 Reorganization and certain tax liabilities of $2.1 million that were paid on July 27, 2007. GE, through its affiliate GE Capital (International) Mauritius Holdings Ltd., and GICo reimbursed us for such tax liabilities in accordance with their agreement to indemnify us for such liabilities. As part of the 2007 Reorganization, GGH became a Bermuda company and changed its name to Genpact Global Holding (Bermuda) Limited and GGL also became a Bermuda company, in accordance with the laws of Bermuda and Luxembourg and its name was changed to Genpact Global (Bermuda) Limited. We use the terms "Genpact", "Company", "we" and "us" to refer to both GGH and its subsidiaries prior to July 13, 2007 and Genpact Limited and its subsidiaries after such date.

        On August 1, 2007, we commenced an initial public offering of our common shares, pursuant to which we and certain of our existing shareholders each sold 17.65 million common shares at a price of $14 per share. The offering resulted in gross proceeds of $494.1 million and net proceeds to us and the selling shareholders of approximately $233.5 million each after deducting underwriting discounts and commissions. Additionally, we incurred offering-related expenses of approximately $9.0 million. On August 14, 2007, the underwriters exercised their option to purchase 5.29 million additional common shares from us at the initial offering price of $14 per share to cover over-allotments resulting in additional gross proceeds of $74.1 million and net proceeds of approximately $70.0 million to us, after deducting underwriting discounts and commissions.

Our Opportunity

        Globalization of the world's economy remains the most powerful economic trend of our lifetime. It is driven by expanding technology capabilities, the relaxation of local laws and regulations that previously impeded cross-border trade, more efficient global telecommunications and the recognition by business leaders that a highly skilled global workforce can be a competitive business advantage. These dynamics are creating an entirely new set of competitive challenges for companies around the world.

        The current globalization trend has contributed to increased competition for companies around the world, particularly in the established economies of North America and Europe. These dynamics have forced companies to focus on ways to improve productivity and manage costs more aggressively in order to maintain or enhance their competitive positions and increase shareholder value. As part of their response to these pressures, in recent years, business leaders began offshoring business processes to captive businesses and outsourcing business processes to third parties, including by sending such processes offshore to workers in countries where wage levels were lower than in North America and Europe.

        Outsourcing initially focused on realizing immediate cost savings and involved labor-intensive processes such as call center services and data entry. The frequency with which these processes were outsourced increased as companies recognized that offshore service providers could run these processes more efficiently by recruiting and training skilled labor in larger numbers and at lower cost than was available in a company's home market.

        The use of information technology has also been an important catalyst for the growth of outsourcing. Before outsourcing business processes, companies more frequently outsourced IT operations. As companies realized benefits from outsourcing IT services, they became more willing to outsource other types of processes. At the same time, growth in the use of IT contributed to greater efficiencies in business processes and other productivity enhancements. As a result, knowledge of IT platforms and technology became increasingly important to effective business process management.

        Initially, India became the primary destination for offshore business process outsourcing, due to wage levels that are much lower than in the United States. In addition, India offers a large, growing and highly educated English-speaking workforce, a time zone that offers a 24-hour work cycle from a North American and European perspective and a business and regulatory environment that is increasingly conducive to interacting with North American and European companies. However, as demand and the range of services have grown, other destinations have become increasingly important.

        This growth is a function of the increasing acceptance of outsourcing and the constantly expanding notions of what can be outsourced and the benefits that can be achieved. The services that are being outsourced today are much broader, and involve much higher valued functionality than originally outsourced, and include engineering, design, software programming, accounting, healthcare services, legal services, financial analysis, consulting activities and other services, and cut across all industries.

        Ongoing competitive pressures and the need for further productivity improvements have led companies to consider outsourcing more critical and complex business processes and to focus on continuously improving those processes, rather than simply trying to operate them at a lower cost. As a result, many companies have been forced to redefine their core competencies. For example, companies across many industries have outsourced their accounting and finance functions, which were once considered core corporate activities, to third party providers. Today, companies look to achieve a wider range of objectives from outsourcing as portrayed in the diagram below:

        Each step along this continuum provides additional value to enterprises that outsource business processes. Delivering significant cost savings by transitioning business processes offshore allows companies to benefit from a labor cost arbitrage. Converting fixed costs into variable ones through outsourcing can provide additional capacity and ongoing business flexibility. Continuously improving business processes offers ongoing productivity benefits and margin expansion opportunities. Ultimately, companies seek business impact such as increased revenue, expanded margins, improved working capital management, increased customer satisfaction and enhancement in their competitive positions.

        Today, the willingness to outsource a broader array of business processes, from the relatively simple to the more critical and complex, and the fact that many business processes can be enhanced through the application of IT, has created an opportunity for service providers that have broad and deep capabilities, as well as expertise in both process operation and IT platforms. Companies that are ready to embrace the outsourcing of complex business processes are seeking service providers with a broad range of capabilities with which they can establish a strategic relationship that will grow over time. Many senior, or C-level, executives today consider the following factors when looking to collaborate with a service provider:

  •
  Process excellence.  A service provider should have accumulated significant experience and insight through having transitioned, managed and improved processes across a number of different service lines and industries.

  •
  Global delivery.  Many companies want a service provider with an extensive global delivery network, so that the provider can leverage a multi-lingual talent base to meet the client's needs across multiple geographies and time zones.

  •
  Analytical approach.  A service provider should have the ability to apply advanced analytical methods to address its clients' needs and to increase their productivity.

  •
  IT expertise.  A service provider should have knowledge of, and experience with, IT platforms and applications and be able to apply that IT expertise to improve business processes and transitioning.

  •
  Domain expertise.  A service provider should have institutional knowledge of relevant industries and functional processes.

  •
  Stable workforce.  The outsourcing industry has high employee attrition, leading companies often to consider whether the provider can effectively recruit, train and retain employees, as this is critical to delivering consistent high quality services.

  •
  Scale.  Large companies want a service provider that possesses a large employee base with strong middle and senior management as well as a technology and telecommunications infrastructure that can support large scale outsourcing engagements across multiple functions, business units and geographies.

Our Solution

        We manage a wide range of business processes that address the transactional, managerial, reporting and planning needs of our clients. We seek to build long-term client relationships with companies that wish to improve the ways in which they do business and where we can offer a full range of services. With our broad and deep capabilities and our global delivery platform, our goal is to deliver comprehensive solutions and continuous process improvement to clients around the world and across multiple industries.

  Our Broad Expertise

        Our services include finance and accounting, collections and customer services, insurance, supply chain and procurement, analytics, enterprise application and IT infrastructure. Significant business impact can often best be achieved by redesigning and operating a combination of processes, as well as providing multiple services that combine elements of several of our service offerings. In offering our services, we draw on three core capabilities—process expertise, analytical ability and technology expertise—as well as the operational insight we have acquired from our experience managing thousands of processes in diverse industries.

  •
  Process Expertise.  We have extensive experience in operating a wide range of processes. We have developed a repository of knowledge of best practices in many industries, including banking and financial services, insurance, manufacturing, transportation and healthcare. We have extensive experience in transitioning myriad processes from our clients. We apply the principles of Six Sigma and Lean to eliminate defects and variation and reduce inefficiency. We also develop and track operational metrics to measure process performance as a means of monitoring service levels and enhancing productivity.

  •
  Analytical Capabilities.  Our analytical capabilities are central to our improving business processes. They enable us to work with our clients and identify weaknesses in business processes and redesign and re-engineer them to create additional business value. We also rigorously apply analytical methodologies, which we use to measure and enhance performance of our client services. We also apply these methodologies to measure and improve our own internal functions, including recruitment and retention of personnel.

  •
  Technology Expertise.  Our information technology expertise includes extensive knowledge of third-party hardware, network and computing infrastructure, and enterprise resource planning and other software applications. We also use technology to better manage the transition of processes, to operate processes more efficiently and to replace or redesign processes so as to enhance productivity. Our ability to combine our business process and IT expertise along with our Six Sigma and Lean skills allow us, for example, to perform enterprise resource planning, or ERP, implementations on budget and on time, as well as to ensure our clients achieve the full potential of business intelligence platforms and webstack software platforms.

  •
  Operational Insight.  Our operational insight enables us to make the best use of our core capabilities. Operational insight starts with the ability to understand the business context of a process. We place great value on understanding not only the industry in which a client operates, but also the business culture and institutional parameters within which a process is operated. Operational insight is also the judgment to determine the best way to improve a process in light of the knowledge of best practices across different industries as well as an appreciation of what solutions can be fully implemented in the context of the particular business environment.

  Our Strategic Client Model

        We seek to create long-term relationships with our clients where they view us as an integral part of their organization and not just as a service provider. These relationships often begin with the outsourcing of discrete processes and, over time, expand to encompass multiple business processes across a broader set of functions. No matter how large or small the engagement, we strive to be a seamless extension of our client's operations. To achieve this goal, we developed the Genpact Virtual CaptiveSM model for service delivery, and we may implement all or some of its features in any given client relationship, depending on the client's needs. Under this approach, we provide a client with dedicated employees and management as well as dedicated infrastructure at our Delivery Centers. We train our people in the client's culture so that they are familiar not only with the process but with the business environment in which it is being executed.

  Our Global Delivery Platform

        We have a global network of more than 30 Delivery Centers in nine countries. Our Delivery Centers are located in India, China, Hungary, Mexico, the Philippines, the Netherlands, Romania, Spain and the United States. Our presence in locations other than India provides us with multi-lingual capabilities, access to a larger talent pool and "near-shoring" capabilities to take advantage of time zones. With this network, we can manage complex processes in multiple geographic regions. We use different locations for different types of services depending on the needs of the relevant client and the mix of skills and cost of employees available in each location. We have been a pioneer in our industry in opening centers in several cities in India as well as in some of the other countries in which we operate. We expect to continue to expand our global footprint in order to better serve our clients.

  Our People and Culture

        We have an experienced and cohesive leadership team. Many members of our leadership team developed their management skills working within GE and many of them were involved in the founding of our business. They have built our business based on the experience gained in helping GE meet a wide range of challenges. As a result, we are an institutional embodiment of much of the wisdom and experience GE developed in improving and managing its own business processes.

        We have created, and constantly reinforce, a culture that emphasizes teamwork, constant improvement of our processes and, most importantly, dedication to the client. A key determinant of our success, especially as we continue to increase the scale of our business, is our ability to attract, hire, train and retain employees in highly competitive labor markets. We manage this challenge through innovative human resources practices. These include broadening the employee pool by opening Delivery Centers in diverse locations, using innovative recruiting techniques to attract the best employees, emphasizing ongoing training, instilling a vibrant and distinctive culture and providing well-defined long term career paths. We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business.

        As of December 31, 2007 we have more than 32,600 employees including over 7,800 employees with Six Sigma green-belt training and 450 employees with Six Sigma black-belt training, as well as more than 9,000 Lean trained employees. This large number of employees with Six Sigma and Lean training helps infuse our organization with a disciplined, analytical approach to everything we do. In addition, more than 6,200 of our employees hold post-graduate degrees and more than 18,800 are university graduates. We monitor and manage our attrition rate very closely, and believe our attrition rate is one of the lowest in the industry. We attribute this to our reputation, our ability to attract high quality applicants, our emphasis on maintaining our culture and the breadth of exposure, experience and opportunity for advancement that we provide to our employees.

Our Strategy for Growth

        The specific elements of our strategy to grow our business include the following:

  Expand Relationships with Existing Clients

        We intend to deepen and expand relationships with our existing clients, including GE. Since our separation from GE, we have succeeded in forming more than 70 new Global Client relationships with major companies. Many of those relationships are at an early stage and we believe they offer significant opportunities for growth. As we demonstrate the value that we can provide, often with a discrete process, we are frequently able to expand the scope of our work in a variety of ways.

  Develop New Client Relationships

        In addition to expanding our current client relationships, we plan to continue to develop new long-term client relationships, especially with those clients where we have an opportunity to deliver a broad range of our capabilities and can have a meaningful impact on their businesses.

  Continue To Promote Process Excellence

        The ability to deliver continuous process improvement is an important part of the value that we offer to our clients. We have built a significant repository of process expertise across a wide range of processes such as finance and accounting, supply chain, analytics and client service, and our process expertise is complemented by our ability to implement services and work across multiple technology platforms in diverse industries.

  Continue To Deepen Our Expertise and Global Capabilities

        We will continue to expand our capabilities globally as well as across industries and service offerings. While we expect this will occur primarily through organic growth, we also plan to evaluate strategic partnerships, alliances and acquisitions to expand into new services offerings as well as into new industries. For example, we acquired a SAP services provider and a risk assurance company in 2007, a mortgage fulfillment services business in 2006 and an accounts receivable management business in 2005.

        We believe we were also one of the first companies in our industry to establish a presence in several cities in India, such as Gurgaon, Jaipur and Kolkata, as well as in Dalian, China; Budapest, Hungary; and Bucharest, Romania, and to create a global service delivery capability. We intend to continue to expand our global delivery capabilities to ensure that we can meet the rapidly evolving needs of our clients, including processes requiring multi-jurisdictional and multi-lingual capabilities.

  Maintain Our Culture and Enhance Our Human Capital

        Our ability to grow our business will depend on our ability to continue to attract, train and retain large numbers of talented individuals. We will continue to develop innovative recruiting techniques and to emphasize learning throughout the tenure of an employee's career. We also believe that maintaining our vibrant and distinctive culture, in which we emphasize teamwork, continuous process improvement and dedication to the client, is critical to growing our business.

Our Services

        We provide a wide range of services to our clients. We group our services into the following categories:

  •
  finance and accounting;

  •
  collections and customer service;

  •
  insurance;

  •
  supply chain and procurement;

  •
  analytics;

  •
  enterprise application; and

  •
  IT infrastructure.

        The services we provide any particular client often draw on processes and platforms in several of these categories. We understand that senior management of our clients is focused on achieving business objectives, rather than on transferring particular processes or employing particular platforms. Therefore, we focus on understanding the business needs of our clients and the business context of existing processes in order to design appropriate and comprehensive solutions for our clients, which may involve processes and platforms that fall into several categories.

  Finance and Accounting

        We are one of the world's premier providers of finance and accounting, or F&A, services. This is currently one of our largest service offerings. Our finance and accounting services include end to end transaction services such as accounts payable processing and receivables management; core accounting services, including preparation of International Financial Reporting Standards, U.S. GAAP and SEC-compliant financial statements; core operations services including cash management, preparation of tax returns as well as decision support services which include cash flow analysis. Our services combine our process expertise with strong technology capabilities, including decision support tools such as Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle and SAP and new technology bundling such as OCR and invoice exchange.

        The chart below highlights some of our F&A service offerings:

  Collections and Customer Services

        Our collections and customer services are provided primarily in the areas of consumer finance, commercial finance and mortgage services. Our collections services include a full range of accounts receivable management services, such as early to late stage collections, skip-tracing, refunds, account reconciliation and other specialized services. In our collections services, we act as an agent; we do not acquire debts for our own account. Our customer services include account servicing and customer care services such as handling customer queries, general servicing and dispute resolution. We provide voice and non-voice services. We also provide origination and order management services.

        The chart below highlights some of our collections and customer service offerings.

  Insurance Services

        We provide what we refer to as a "virtual insurance company" for our clients in the insurance industry. We cover many phases of insurance business processes including product development, sales and marketing, policy administration and claims management. We use our analytics capabilities to help our clients devise new models for underwriting, risk management and actuarial analysis. We also handle corporate functions for insurance companies, including reporting and monitoring services for regulatory compliance, portfolio and performance review services and financial planning and tax services. We offer services across the following three key insurance market segments:

  •
  life and annuities;

  •
  property and casualty; and

  •
  health.

        The chart below highlights some of our insurance service offerings.

  Supply Chain and Procurement

        Our supply chain and procurement services include sourcing services, sales, inventory and operations planning services, logistics services and after market services. This often includes designing sourcing and procurement processes to control "maverick" buying, overhauling inventory planning systems to optimize inventory levels, designing and implementing logistics services that integrate disparate technology systems and provide dynamic digital "dashboard" reporting, or designing after-market service systems that ensure fulfillment of contractual obligations and enhance database integrity. We commonly utilize our technology expertise in delivering our services in this area particularly in automating order management processes and monitoring and optimizing supply chain logistics. We have competency in many of the custom platforms used by our clients (e.g., i2, Manugistics and Xelus) and are not tied to any one platform. This enables us to utilize and design the best processes for our clients based on available systems.

        The chart below highlights some of our supply chain and procurement service offerings.

  Analytics

        In addition to incorporating analytics into our other service offerings, we view analytics as a service offering. Our clients frequently have or can easily obtain data that can be used to assess business opportunities, mitigate risks, improve performance or otherwise improve their businesses. However, they sometimes do not recognize the potential in analyzing such data or do not have the capability to apply the rigorous analytical models that might reveal opportunities. We help our clients seize such opportunities.

        The chart below describes some of the most common applications of our analytics capabilities.

  Enterprise Application Services

        With our enterprise application services, we plan, design, build, test, implement, run and support software solutions for our clients. We leverage our domain knowledge in industries such as insurance, manufacturing, automotive and healthcare and use Six Sigma and Lean principles to reduce the cycle time of software implementations. This can include ERP, supply chain management, financial management and customer relationship management solutions as well as testing, database administration and architecture services. We also have significant expertise in Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle and SAP.

(1)
Examples of these business intelligence platforms include Hyperion and Cognos.

(2)
Examples of these webstack software programs include Java and.net.

  IT Infrastructure Services

        Our IT infrastructure services consist of the remote management of IT functions of our clients. This may include management of a client's networks services including LAN, WAN, wireless and VPN, end-user support, network security, malware protection, identity management and encryption services. We use Six Sigma and Lean principles to address technology problems and to enable our clients to reduce technology costs.

        The chart below highlights some of the IT infrastructure services we provide.

Six Sigma and Lean Methodologies

        Our GE heritage taught us the importance of the principles of Six Sigma and Lean in refining business processes. Six Sigma is a method for improving quality by removing variation, defects and their causes in business process activities. Applying Six Sigma principles involves the application of a number of sub-methodologies, including DMAIC (define, measure, analyze, improve and control), which is a system for incremental improvement in existing processes, and DMADV (define, measure, analyze, design and verify), which is a system used to develop new processes at Six Sigma quality levels.

        We have Six Sigma programs that train, test and grade employees in Six Sigma principles and award them Six Sigma qualifications. The rankings of Six Sigma qualifications from lowest to highest are green-belt, black-belt and master black-belt. As of December 31, 2007, we have more than 7,800 employees with Six Sigma green-belt training and 450 employees with Six Sigma black-belt training, as well as more than 9,000 Lean trained employees. Unlike many of our competitors who have a relatively small number of Six Sigma trained employees, we have a large number of Six Sigma green-belts and black-belts and therefore we can provide certain of our clients with dedicated Six Sigma trained personnel who can help the clients achieve continuous process improvement on a full-time basis.

        Lean is a methodology for measuring and reducing waste or inefficiency in a process. Among other things, it is designed to measure and eliminate overproduction, over-processing and waiting, and to improve the flow of a process. Lean tools and methods are easy to learn and simple to implement and lend themselves to being implemented by associates on the production floor thus making it valuable across the company.

        We constantly measure the performance of each process we manage for our clients and we work with our clients to develop customized reporting systems so that they have real time access to key metrics. We also apply these principles to our own internal processes in order to deliver efficient operations for our clients. Our expertise in applying Six Sigma and Lean methodologies is one of the key factors that distinguishes us from our competitors.

Industries

        We provide our services across a wide range of industries including banking and financial services, insurance, manufacturing, transportation and health care. We set forth below a table showing our net revenues in 2007 attributable to the various industry groups that we serve.

Industry	Year Ended December 31, 2007 (Net revenues in millions)
Banking, financial services and insurance	$361.1
Manufacturing	346.9
Others	114.7

Total	$822.7

Our Clients

        Our clients include some of the best known companies in the world, many of which are leaders in their respective industries. GE has been our largest client and we benefit from a long-term contract whereby GE has committed to purchase stipulated minimum dollar amounts of services through 2014. Since our separation from GE, we have actively marketed our services to other companies and have succeeded in building a diversified client base. Many of these relationships are at an early stage and we believe they offer opportunities for growth.

        GE accounted for approximately 58.5% of our revenues in fiscal 2007. We currently provide services to all of GE's business units including Commercial Finance, GE Money, Healthcare, Industrial, Infrastructure and NBC Universal as well as to GE's corporate head office. The services we currently provide to GE are broad in their nature and are drawn from all of our service offerings. Although we have a single master services agreement, or MSA, with GE, we have approximately 2,700 statements of work, or SOWs, with GE. Currently, as a general matter, each GE business unit makes its own decisions as to whether to enter into a SOW with us and as to the terms of any such SOW. Therefore, although some decisions may be made centrally at GE, our revenues from GE are generally attributable to a number of different businesses each with its own senior manager responsible for decision-making regarding outsourcing.

        We have secured over 70 new Global Clients in a variety of industries since January 1, 2005. Our net revenues from Global Clients have rapidly increased in the last three years, from $42.2 million in 2005 to $158.3 million in 2006 and $340.2 million in 2007. Our net revenues from Global Clients as a percentage of total net revenues increased from 8.6% in 2005 to 25.8% in 2006 and 41.3% in 2007. The 2006 net revenues from Global Clients include $39.4 million for businesses that were part of GE in 2005 and were included in net revenues from GE in 2005. The 2007 net revenues from Global Clients include $14.2 million for businesses that were part of GE in 2006. See Item 7—"Management's Discussion and Analysis of Results of Operations and Financial Condition—Classification of Certain Net Revenues." The majority of our Global Clients are based in the United States, and we also have Global Clients in Europe, Asia and Australia.

        Our contracts with our clients generally take the form of an MSA, which is a framework agreement that is then supplemented by SOWs. Our MSAs specify the general terms applicable to the services we will provide. For a discussion of the components of our MSAs and SOWs see Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition—Overview—Revenues."

        Our clients include Aon, BUPA, BT Financial Group, Cadbury Schweppes, Diebold, GE, Genworth Financial, GlaxoSmithKline, Hercules, Honeywell, Ingenix, Invensys, KION Group, Kimberly-Clark, MassMutual Financial Group, Nissan, Penske Truck Leasing, Wachovia and Westpac.

Our People

        Our people are critical to the success of our business. Our Chief Executive Officer and other members of our senior leadership team have been involved in our business since its commencement under GE.

        As of December 31, 2007, we had more than 32,600 employees worldwide. As of that date, approximately 6,300 of our employees held post-graduate degrees and approximately 18,900 were university graduates. In addition, as of that date we had more than 7,800 employees with Six Sigma green-belt training and 450 employees with Six Sigma black-belt training, as well as more than 9,000 Lean trained employees.

  Recruiting

        We face increasing competition for skilled employees, particularly in India. We have developed a number of innovative methods in order to recruit sufficiently skilled employees while still controlling our entry-level salaries. In particular, we seek to widen the available talent pool by recruiting aggressively in places where there is less competition. We also hire people who do not have prior experience or training and use our extensive training capability to equip them with the skills they need to be effective. Some measures we use include the following:

  •
  We created the Genpact Training Academy in March 2006. We recruit individuals whose language and communication skills could be improved and train them. We offer two kinds of training programs. The first is a six week training program where the employees are paid and the second is a 12 week training program where the employees are unpaid. We agree to employ the participants if they complete the training successfully. The Genpact Training Academy coupled with our other in-house training programs enables us to recruit people without prior training and provide them with the skills that they need for a successful career in our industry. As of December 31, 2007, we have hired approximately 3,000 employees from the Genpact Training Academy.

  •
  We have opened Delivery Centers in cities that are considered less developed. Although the pool of well-trained applicants in such cities is not as large in these cities as in more developed cities, there is often less competition for the available talent.

  •
  We work with universities in our Indian geographic locations in order to build an appropriate curriculum with the aim that graduates in those cities will have the skills they need to be effective employees and will be familiar with us.

  •
  We have 20 storefront premises that we use for recruiting. These are generally located in areas with high pedestrian traffic such as shopping malls. We hired approximately 2,600 people during 2007 in this manner.

  •
  We also actively encourage our existing employees to refer new candidates to us, and we provide existing employees with monetary bonuses when such referrals result in new hires. Referrals are our single highest source of new hires.

  Training

        We believe in extensive and continuous training of our employees. We have the infrastructure to train approximately 1,200 people at any one time with over 400 trainers and we have approximately 8,900 people enrolled in part-time professional degree programs provided by universities and other third parties. Our training programs are designed to transfer the industry specific knowledge and experience of our industry leaders to ensure we maintain our deep process expertise and domain expertise across all industries in which we work. Our training programs cover a vast number of topics, including specific service offerings, key technical and IT skills, our different clients' workplace cultures and Six Sigma and Lean methodologies. We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business, all of whom are needed to support the rapid growth we are experiencing.

        A large part of our continuous training is designed to "up-skill" our employees. That is, we run training programs for employees on an ongoing basis so that they can acquire new skills and move on to higher responsibility or higher-value jobs.

  Retention

        In order to meet our growth and service commitments we are constantly striving to attract and retain employees. There is significant turnover of employees in the business process outsourcing and information technology sectors generally, particularly in India where the majority of our employees are currently based. Competition for skilled employees in India is very high due to recent economic growth and an increased number of competitors.

        Our attrition rate for all employees who have been employed by us for one day or more was 30% in 2007. A number of our competitors calculate employee attrition rates for their Indian employees who have been employed for six months or more. On this basis our Indian employee attrition rate for 2007 was approximately 22%, which we believe is relatively low for our industry based on statistics published by third parties such as NASSCOM. We attribute this low attrition rate to a number of factors including our effective recruiting measures, our extensive training and our strong culture.

        We also take aggressive action to monitor and minimize potential attrition. Using Six Sigma principles we have developed an early warning system that tracks employees and gives us an insight into which employees are most likely to resign. These employees are automatically highlighted to management who can take action such as relocating the employee or enrolling the employee in continuing education programs to reduce the possibility and impact of such a resignation.

        As another measure designed to minimize attrition, we follow the practice of "right-skilling" our employees to the tasks assigned to them. This means that we match the level of services required to the experience and qualification of the employee concerned and we avoid having over-qualified people in any particular job. This allows us to give our highly qualified and experienced people higher-value jobs and, coupled with the practice of up-skilling, ensures better career paths for all our employees.

Sales and Marketing

        We market our services to both existing and potential clients through our business development team. This team consists of approximately 79 people as of December 31, 2007 based in the United States, Europe and Asia. We focus heavily on trying to expand the services we provide to our existing strategic clients. We have dedicated global relationship managers for each of our strategic relationships. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as net promoter scores.

        Our marketing efforts typically involve a lengthy selling cycle to secure a new client. Our efforts may begin in response to a perceived opportunity, a reference by an existing client, a request for proposal, an introduction by one of our directors or otherwise. In addition to our business development personnel, the sales effort involves people from the relevant service areas, people familiar with that prospective client's industry, business leaders and Six Sigma resources. We may expend substantial time and capital in securing new business. See Item 7—"Management's Discussion and Analysis of Results of Operations and Financial Condition—Overview—Revenues."

        As our relationship with a client grows, the time required to win an engagement for additional services often gradually declines. In addition, as we become more knowledgeable about a client's business and processes, our ability to identify opportunities to create value for the client typically increases. In particular, productivity benefits and greater business impact can often be achieved by focusing on processes that are "upstream" or "downstream" from the processes we initially handle, or by applying our analytical and IT capabilities to re-engineer processes. In addition, clients often become more willing over time to turn over more complex and critical processes to us as we demonstrate our capabilities.

        We also try to foster relationships between our senior leadership team and our clients' senior management. These "C-level" relationships ensure that both parties are focused on driving client value from the top down. High-level executive relationships have been particularly constructive as a means of increasing business from our existing clients. It also provides us with a forum for addressing client concerns.

Our New Business Review Process

        We follow a rigorous review process to evaluate all new business. This is to ensure that all new business fits with our pricing and service objectives. This process starts with the presentation of new business to our deal review committee which comprises members of our senior leadership team along with operations people and members of our finance department. This committee applies a set of well developed criteria to review the key terms of that new business. If, as a result of the review, the committee concludes that the new business is potentially attractive and a good use of our resources, then our business development team is authorized to pursue the opportunity. Prior to executing any contract in respect of new business, our deal review committee meets again to review the client relationship and to confirm that the terms of the new business continue to meet our criteria.

Delivery Centers

        We commenced business in 1997 in Gurgaon, India. Since then we have established global delivery capabilities consisting of more than 30 Delivery Centers in nine countries (not including our employees who are onsite at our clients' premises). We choose the location of our Delivery Centers based on a number of factors which include the available talent pool, infrastructure, government support and operating costs as well as client demand. We were one of the first companies in our industry to move into some of our locations including Dalian, China; Budapest, Hungary; Bucharest, Romania; and Gurgaon, Jaipur and Kolkata in India. We aim to be continuously connected with our clients' requirements so that we are ready to serve their needs. We constantly evaluate new locations, including new countries and new cities within countries in which we currently operate, for new Delivery Centers and offices.

        The large number of different countries from which we service our clients differentiates us from a number of our competitors and enables us to take advantage of different languages and time-zones which, in turn, enhances our ability to service global clients. As of December 31, 2007, we provided services in approximately 20 different languages. Some of our clients also contract with us for additional redundancy and back-up protections.

        The map below shows the location of our existing global Delivery Centers and our regional corporate offices. We have multiple locations in some cities.

        We set forth below a table showing our net revenues in 2007 attributable to the main regions in which we have Delivery Centers. A portion of the net revenues we attribute to India consists of net revenues for services performed by Delivery Centers or at client premises outside of India by business units or personnel normally based in India. See note 26 to our consolidated financial statements for additional information regarding net revenues attributable to geographic regions.

Region	Year Ended December 31, 2007 (Net revenues in millions)
India	$622.5
Asia, other than India	45.4
Americas	78.6
Europe	76.1

Total	$822.7

NGEN Joint Venture

        NGEN Media Services Private Limited, or NGEN, was founded in March 2006 as a 50:50 joint venture between us and NDTV Networks Plc., or NDTV, to provide outsourcing services to the global media industry, including video editing, digitization and graphics art work. NGEN brings together our operational excellence with NDTV's domain expertise in the media industry.

Intellectual Property

        We develop intellectual property in the course of our business and our MSAs with our clients regulate the ownership of such intellectual property. We have applied for patents, trademarks and domain names. Some of our intellectual property rights relate to proprietary business process enhancements.

        We generally use third-party software platforms and the software systems of our clients to provide our services. We normally enter into licensing agreements with our clients in relation to their software systems.

        It is our practice to enter into an Employee Information & Proprietary Information Agreement with all of our new employees that:

  •
  ensures that all new intellectual property developed in the course of our employees' employment is assigned to us;

  •
  provides for that employee's co-operation in intellectual property protection matters even if they no longer work for us; and

  •
  includes a confidentiality undertaking by that employee.

Competition

        We compete in a highly competitive and rapidly evolving global market. We have a number of competitors offering the same or similar services to us. Our competitors include:

  •
  large multinational service providers, such as Accenture Ltd and International Business Machines Corporation;

  •
  companies that are primarily BPO service providers operating from low-cost countries, most commonly India, such as WNS Holdings Limited and ExlService Holdings, Inc.;

  •
  companies that are primarily IT service providers with some BPO service capabilities, such as Infosys Technologies Limited, Tata Consultancy Services Limited and Wipro Limited; and

  •
  smaller, niche service providers that provide services in a specific geographic market, industry or service area.

        In addition, a client or potential client may choose not to outsource its business, including by setting up captive outsourcing operations or by performing formerly outsourced services for themselves.

        Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies. We believe that the principal competitive factors in our industry include:

  •
  skills and capabilities of people;

  •
  ability to add value, including through continuous process improvement;

  •
  reputation and client references;

  •
  price;

  •
  technical and industry expertise;

  •
  scope of services;

  •
  quality of services and solutions;

  •
  ability to sustain long-term client relationships; and

  •
  global reach and scale.

        Our clients typically retain us on a non-exclusive basis.

Regulation

        We are subject to regulation in many jurisdictions around the world as a result of the complexity of our operations and services, including at the federal, state and local level, particularly in the countries where we have operations and where we deliver services. These countries include China, Hungary, India, Mexico, the Netherlands the Philippines, Romania, Spain, the United States and the United Kingdom. We are also subject to regulation by regional bodies such as the European Union.

        In addition, the terms of our service contracts typically require that we comply with applicable laws and regulations. In some contracts, we are required to comply even if such laws and regulations apply to our clients, but not to us. In other service contracts our clients undertake the responsibility to inform us about laws and regulations that may apply to us in jurisdictions in which they are located.

        If we fail to comply with any applicable laws and regulations, we may be restricted in our ability to provide services, and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations. Our clients generally have the right to terminate our contracts for cause in the event of regulatory failures, subject to notice periods. See Item 1A—"Risk Factors—Risks Related to our Business—Any failures to adhere to the regulations that govern our business could result in our being unable to effectively perform our services. Failure to adhere to regulations that govern our clients' businesses could result in breaches of contract under our MSAs."

        In the United States, we are subject to laws and regulations arising out of our work in the area of banking, financial services and insurance, such as the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Right to Financial Privacy Act, the USA Patriot Act, the Bank Service Company Act, the Home Owners Loan Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act and the Real Estate Settlement Procedures Act as well as regulation by U.S. agencies such as the SEC, the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Commodity Futures Trading Commission, the Federal Financial Institutions Examination Council, the Office of the Comptroller of the Currency and the Office of Thrift Supervision. We are also subject to regulation under the Health Insurance Portability and Accountability Act, the Federal Trade Commission Act, the Family Educational Rights and Privacy Act, the Communications Act, the Electronic Communications Privacy Act and applicable regulations in the area of health and other personal information that we process as part of our services.

        Because of our debt collections work in the United States, we are also regulated by laws such as the Truth in Lending Act, the Fair Credit Billing Act and the Fair Debt Collections Practices Act and underlying regulations. We are currently licensed to engage in debt collection activities in all States, except Minnesota, as well as the cities of New York, Buffalo and Washington D.C.

        We are subject to laws in the United States, the United Kingdom and the EU that are intended to limit the impact of outsourcing on employees in those countries. See Item 1A—"Risk Factors—Future legislation in the United States and other jurisdictions could significantly impact the ability of our clients to utilize our services."

        We are also subject to laws and regulations on direct marketing, such as the Telemarketing Consumer Fraud and Abuse Prevention Act and the Telemarketing Sales Rule, the Telephone Consumer Protection Act and rules promulgated by the Federal Communications Commission, and the CAN-SPAM Act.

        We are subject to laws and regulations governing foreign trade, such as the Arms Export Control Act, as well as by government bodies such as the Commerce Department's Bureau of Industry and Security, the State Department's Directorate of Defense Trade Controls and the Treasury Department's Office of Foreign Assets Control.

        We benefit from tax relief provided by laws and regulations in India, China and Hungary, which include tax holidays under the Indian Income Tax Act, 1961 that expire in stages by 2009, and a government-mandated relatively low tax rate in China. The Indian SEZ legislation introduced a new tax holiday in certain situations for operations established in designated "special economic zones." The new tax benefits are available only for new business operations that are conducted at qualifying SEZ locations. We are currently in the process of establishing, subject to regulatory approvals, new Delivery Centers in four cities in India that would be eligible for these benefits. We do not presently know what percentage of our operations or income in India in future years will be eligible for a tax holiday under the new law. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Income Taxes." In addition to the tax holidays described above, certain benefits are also available to us under certain Indian state laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions and commercial usage of electricity.

        Our hedging activities and currency transfer are restricted by regulations in certain countries, including India and China.

  Certain Bermuda Law Considerations

        As a Bermuda company, we are also subject to regulation in Bermuda. Among other things, we must comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus.

        We are classified as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to its non-resident status, we may engage in transactions in currencies other than Bermuda dollars. There are no restrictions on our ability to transfer funds, other than funds denominated in Bermuda dollars, in and out of Bermuda or to pay dividends to United States residents that are holders of its common shares.

        Under Bermuda law, "exempted" companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an exempted company, we may not, without a license or consent granted by the Minister of Finance, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind for which we are not licensed in Bermuda.

Available Information

        We file current and periodic reports, proxy statements, and other information with the SEC, copies of which can be obtained from the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge on our website, www.genpact.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not incorporated by reference into this Annual Report.

Executive Officers

        The following table sets forth information concerning our executive officers as of March 31, 2008:

Name	Age	Position(s)
Pramod Bhasin	56	President, Chief Executive Officer and Director
Vivek N. Gour	45	Chief Financial Officer
N.V. Tyagarajan	46	Executive Vice President, Business Development
Patrick Cogny	41	Chief Executive Officer of Genpact Europe
Mitsuru Maekawa	60	Chief Executive Officer of Genpact Asia
Rakesh Chopra	56	Senior Vice President and Business Leader
Juan Ferrara	49	Senior Vice President, Operations-Americas
Victor Guaglianone	53	Senior Vice President and General Counsel
Piyush Mehta	39	Senior Vice President, Human Resources
Anju Talwar	47	Senior Vice President and Business Leader
Tajinder Vohra	42	Senior Vice President and Business Leader
Walter A. Yosafat	47	Senior Vice President and Chief Information Officer

        Pramod Bhasin is our President and Chief Executive Officer. Mr. Bhasin founded our business in 1997 while employed by GE. Prior to 1997, he served in various positions at GE, including as Chief Financial Officer for GE Capital's Corporate Finance Group.

        Vivek N. Gour has served as our Chief Financial Officer and Senior Vice-President since January 2005. From September 2003 to December 2004, he served as Chief Financial Officer for GE Capital Business Processes. From September 2002 to September 2003, he served as Chief Financial Officer and Senior Vice-President of our business and of GE Capital India and from August 2001 to September 2002 as Senior Vice-President (Strategic Projects), GE Capital India.

        N.V. Tyagarajan has served as our Executive Vice President and Head of Sales, Marketing & Business Development since February 2005. From October 2002 to January 2005, he was Senior Vice President, Quality and Global Operations, for GE's Commercial Equipment Finance division. Between 1999 and 2002, he served as our Chief Executive Officer.

        Patrick Cogny became our Chief Executive Officer of Genpact Europe in 2005. Prior to this, he spent 15 years working for GE in the Healthcare business and in the GE Europe corporate headquarters, in France, the United States and Belgium.

        Mitsuru Maekawa became our Chief Executive Officer of Genpact Asia in 2002. From 1988 to 2001 he worked for GE Medical Systems, a division of GE Healthcare, where he was General Manager of sales for GE Yokogawa Medical Systems from 1999 to 2001.

        Rakesh Chopra rejoined us as Senior Vice President and Business Leader in 2006. From 2005 to 2006 he was the Country Manager at Convergys India. From 2004 to 2005 he was the Country Manager at EXL Services and from 2003 to 2004 he was Vice President and General Manager of American Express India. Prior to this, from 1992 to 2003 he held roles with us as Business Leader as well as Chief Financial Officer and with GE Capital India as Six Sigma Quality Leader. During that time he was also Chief Financial Officer for GE Plastics India and Chief Executive Officer for a GE Capital India credit card joint venture.

        Juan Ferrara joined us as Senior Vice President, Operations-Americas in March 2007. Prior to this, he spent close to 25 years working for McKinsey & Company and from 1997 to 2007 he was a Director at McKinsey & Company.

        Victor Guaglianone has served as our Senior Vice President, General Counsel & Corporate Secretary since January 2007. From 2004 to 2007, he was senior counsel at Holland & Knight LLP.

From 2003 to 2004, he served as a commercial arbitrator for the American Arbitration Association. Prior to 2003, he spent 16 years at GE Capital, most recently as Vice President and Associate General Counsel.

        Piyush Mehta became our Senior Vice President of Human Resources in March 2005. He has worked for us since 2001 as Vice President of Human Resources.

        Anju Talwar has been with us since our business was founded in 1997. She has served as our Senior Vice President and Business Leader since 2006 and is responsible for our Wachovia relationship as well as our hiring and training programs. Prior to this, from 2004 to 2006 she was our Global Process Management Leader and from 2001 to 2003 she was Chief Executive Officer of Genpact Software.

        Tajinder Vohra became our Senior Vice President and Business Leader in 2006 and is responsible for our supply chain and procurement business, our enterprise application services and our IT infrastructure services. From 1990 to 2006 he worked for GE Healthcare in various operations, business development and services roles.

        Walter A. Yosafat became our Senior Vice President and Chief Information Officer in March 2007. From 2001 to February 2007, he was the Chief Information Officer and eBusiness Leader at Trane, an American Standard company.

Item 1A.    Risk Factors

Risks Related to our Business

        We may be unable to manage our growth effectively and maintain effective internal controls, which could have a material adverse effect on our business, results of operations and financial condition.

        Since we became an independent company, we have experienced rapid growth and significant expansion and diversification of our operations, which has placed significant demands on our leadership team's time and our operational resources. Since December 30, 2004, we have incurred, and we continue to incur, substantial expenses to create the management infrastructure and other capabilities necessary to operate as a stand-alone business. From January 1, 2005 to December 31, 2007 our net revenues have grown approximately 91.7% and our number of employees has grown approximately 103.8%. As our revenues grow there can be no assurance that our margins will also grow. In order to manage growth effectively, we must implement and improve operational systems, procedures and internal controls on a timely basis. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to retain clients or obtain new business, hire and retain new employees, complete future acquisitions or operate our business effectively.

        GE accounts for a significant portion of our revenues and any loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.

        We have derived and are likely to continue to derive a significant portion of our revenues from GE. For 2005, 2006 and 2007, GE accounted for 91.4%, 73.9% and 58.5% of our revenues, respectively. In addition, our more mature client relationships, such as GE, typically generate higher margins than those from newer clients. The loss of business from GE could have a material adverse effect on our business, results of operations and financial condition. Our master services agreement, or MSA, with GE commits GE to purchase, on an annual basis through 2014, a stipulated minimum dollar amount of services or pay us certain costs in lieu thereof. The costs which GE would be required to pay if it does not meet a minimum annual commitment are not necessarily equal to the amount by which GE's purchases fall short of that minimum annual commitment. While our revenues from GE in 2007 were $481.0 million, exceeding by $121.0 million the stipulated minimum annual amount for that year, there is no assurance that actual revenues from GE in future years will meet the minimum annual commitment or exceed it by as much as in 2007 or that GE will continue to be a client at all. Revenues in excess of the minimum annual commitment can be credited, subject to certain limitations, against shortfalls in subsequent years. In addition, the MSA provides that the minimum annual committed amount of $360 million will be reduced during the last three years of the term, to $270 million in 2012, $180 million in 2013 and $90 million in 2014. The MSA provides that the minimum annual committed amount is subject to reduction in certain circumstances, including as a result of the termination of any statements of work, or SOWs, by GE for cause, non-performance of services by us due to specified force majeure events or certain other reasons. The MSA also does not require GE to engage us exclusively in respect of business process services.

        In addition, pricing terms and pricing levels under future SOWs may be lower than in the past. In particular, because of the size of GE and its importance to our business it is able to exert considerable leverage on us when negotiating the terms of SOWs.

        Our business from GE comes from a variety of GE's businesses and decisions to use our services are currently, as a general matter, made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, the total level of business we receive generally depends on the decisions of the various operating managers of such businesses. In addition, if GE sells or divests any of the businesses to which we provide services, the new management or new owners of such businesses may choose to discontinue our services. For example, GE has announced that it is seeking a strategic partner for its GE Money Financial Services product portfolio. Furthermore, following December 31, 2009, GE will no longer be subject to a contractual restriction with us on its ability to set up a separate business unit to provide English-language business process services from low-wage countries. There can be no assurance that GE will not establish such a separate business unit or otherwise compete with us at such time. While we were a captive operation of GE, GE followed a practice of granting to the business units that purchased our services a credit for financial measurement purposes designed to approximate the profit realized by our business on such services. We have been advised that this practice remains in effect for SOWs entered into prior to January 1, 2006 and is not in effect for SOWs entered into after such time. We have entered into new SOWs with most of the divisions of GE since the practice was discontinued. The discontinuation of this practice could affect whether and on what terms a GE business unit may enter into new SOWs in the future.

        GE, through its affiliates, is a significant shareholder of our company and as of December 31, 2007 it, through its affiliates, beneficially owns 18.8% of our common shares. If GE's percentage of ownership of our common shares decreases in the future, there can be no assurance that GE will continue to contract for our services to the same extent or on the same terms.

        We may fail to attract and retain enough qualified employees to support our operations.

        Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. High employee attrition is common in our industry. See Item 1—"Business—Our People." In 2007, our attrition rate for all employees who were employed for a day or more was approximately 30%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2007 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

        Competition for qualified employees, particularly in India and China, has intensified significantly in recent years and we expect such competition to continue. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies. In many locations in which we operate, there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire will increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through innovative recruiting and retention policies. Increased competition for employees could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.

        Over the next few years we will lose certain tax benefits provided in India to companies in our industry and it is not clear whether new tax policies will provide equivalent benefits and incentives.

        Under the Indian Income Tax Act, 1961, our Delivery Centers in India, from which we derived the majority of our revenues in fiscal 2007, benefit from a ten-year holiday from Indian corporate income taxes in respect of their export income (as defined in the legislation) under the Software Technology Parks of India ("STPI") Scheme. As a result of this tax holiday, prior to 2007 we incurred minimal income tax expense with respect to our Indian operations. In the absence of this tax holiday, income derived from our Indian operations would be taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2007, was 33.99%. The tax holiday enjoyed by our Delivery Centers in India under the STPI Scheme expires in stages. Our tax holiday partially expired on March 31, 2007 (in respect of approximately 35% of our Indian operations). It will further expire on March 31, 2008 (in respect of approximately 15% of our Indian operations) and on March 31, 2009 (in respect of the balance of our Indian operations), depending in each case on when each Delivery Center commenced operations. As the STPI tax holiday expires, our Indian tax expense will materially increase and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability. For 2007, our overall tax expense increased by $11.9 million as a result of the partial expiration of this holiday.

        The Special Economic Zones Act, 2005, or the SEZ legislation, introduced a new 15-year tax holiday scheme for operations established in designated "special economic zones" or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits (as defined in the legislation) derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ legislation provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment to new SEZ locations.

        We are currently in the process of establishing new centers, subject to regulatory approvals, that we expect to be eligible for the SEZ benefits. It is not clear, however, what percentage of our operations or income in India is eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above. In 2007, we signed agreements with certain developers and local governments to purchase and/or lease qualifying SEZ property. Our first SEZ unit also became operational during 2007 in a leased facility. However, because this is new legislation, there is continuing uncertainty as to the interpretation of the required governmental and regulatory approvals. This uncertainty may delay development of our proposed SEZ locations.

        The SEZ legislation is currently a politically sensitive issue in India. The Ministry of Finance in India has expressed concern about potential tax revenues being lost as a result of the exemptions under the SEZ legislation. The SEZ legislation has been criticized on economic grounds by the International Monetary Fund and it has been suggested that the SEZ legislation may be challenged by the World Trade Organization. It is possible that, as a result of such political pressures, the procedure for obtaining the benefits of the SEZ legislation may become more onerous, that the types of real-property eligible for SEZ status will be further restricted or that the SEZ legislation will be amended or repealed.

        Accordingly, we currently do not expect that the benefits, if any, that we may derive under the SEZ legislation will be equivalent to the benefits we will be gradually losing under the existing tax holiday. Consequently, we expect that our tax rate in India and our overall tax rate will increase over the next few years and that such increase is likely to be material and is likely to have a material adverse effect on our business, results of operations and financial condition.

        If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase.

        We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales and delivery functions. U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be on arm's-length terms. We consider the transactions among our subsidiaries to be on arm's-length terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

        New tax legislation and the results of actions by taxing authorities may have an adverse effect on our operations and our overall tax rate.

        The Government of India has recently enacted a fringe benefit tax on the exercise of share options granted to employees based in India. This tax is payable by the issuer of the share options and recoverable at the option of the issuer from its employees. Depending on the number of options exercised by our employees, this tax may materially and adversely impact our results of operations, although it would not affect cash flow if fully recovered from employees.

        The Government of India may assert that certain of our clients have a "permanent establishment" in India by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

        The Government of India has served notice on the Company about its potential liability, as a representative assessee of GE, for Indian tax upon GE's 2004 sale of shares of a predecessor of the Company. GE has challenged the positions of the Government of India in the Delhi High Court, naming Genpact India (one of the Company's subsidiaries) as necessary party but without seeking relief against Genpact India. We believe that no Indian tax is due upon that sale and that, even if such a tax were due, it could not be successfully asserted against us as a representative assessee. Moreover, GE is obligated to indemnify us against any tax on its 2004 sale of shares. Although there can be no assurance that the Government of India would agree, we also believe that no Indian tax is due upon the sale of our shares in the IPO by our existing significant shareholders; that even if such a tax were due it could not be successfully asserted against us as a representative assessee of such a shareholder; and that we would have a statutory right under Indian law to recover any such tax from such a shareholder. We also believe that sales by non-Indian shareholders of our shares in the market generally will not be subject to Indian tax, provided that the selling shareholder is not otherwise subject to tax in India.

        The Government of China recently enacted amendments to the tax laws applicable to our operations that may increase the applicable tax rate from 15% to 25%, subject to detailed implementation rules which are still awaited. Depending upon the final application of these proposals and the growth of our business in China, the effect on our overall tax rate could be material.

        The Government of Mexico recently enacted the IETU tax, or "Flat Tax", effective January 1, 2008. A Presidential Decree was issued in 2007, which mitigates the impact of the Flat Tax on the Maquiladora industry in which we operate in Mexico. The Flat Tax therefore does not currently have a material adverse effect on our businesses in Mexico.

        Our ability to repatriate surplus earnings from our Delivery Centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, which would have a material adverse effect on our business, results of operations and financial condition.

        Wage increases in the countries in which we have operations may prevent us from sustaining our competitive advantage and may reduce our profit margin.

        Salaries and related benefits of our employees are our most significant costs. Most of our employees are based in India and other countries in which wage levels have historically been significantly lower than wage levels in the United States and Western Europe for comparably skilled professionals, which has been one of our competitive advantages. However, wage levels for comparably skilled employees in most of the countries in which we operate have increased and further increases are expected at a faster rate than in the United States and Western Europe because of, among other reasons, faster economic growth, increased competition for skilled employees and increased demand for business process services. We will lose this competitive advantage to the extent that we are not able to control or share wage increases with our clients. Sharing wage increases may cause our clients to be less willing to utilize our services. In addition, wage increases may reduce our margins. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. We may need to increase our wage levels significantly and rapidly in order to attract the quantity and quality of employees that are necessary for us to remain competitive, which may have a material adverse effect on our business, results of operations and financial condition.

        Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.

        Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, pounds sterling and Japanese yen. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, pounds sterling, euros, Hungarian forints and Romania leu. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—"Quantitative and Qualitative Disclosures about Market Risk."

        Our results of operations could be adversely affected by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses or receive revenues, appreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our Indian rupee-U.S. dollar, Chinese renminbi-Japanese yen, Hungarian forint-euros and Romanian leu-euros foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner. In addition, in some countries such as India and China, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses remain at current levels for a significant period of time or continue to appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Foreign exchange (gains) losses, net."

        Restrictions on entry visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.

        Our business depends on the ability of our employees to obtain the necessary visas and entry permits to do business in the countries where our clients and, in some cases, our Delivery Centers, are located. In response to recent terrorist attacks and global unrest, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting visas. If further terrorist attacks occur, then obtaining visas for our personnel may become even more difficult. Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. If we are unable to obtain the necessary visas for our personnel who need to travel internationally, if the issuance of such visas is delayed or if the length of such visas is shortened, we may not be able to provide services to our clients or to continue to provide services on a timely and cost-effective basis, receive revenues as early as expected or manage our Delivery Centers as efficiently as we otherwise could, any of which could have a material adverse effect on our business, results of operations and financial condition.

        Our senior leadership team is critical to our continued success and the loss of such personnel could harm our business.

        Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. In particular, our Chief Executive Officer and other members of our senior leadership team have been involved in our business since its commencement under GE. Our employment agreement with our Chief Executive Officer does not obligate him to work for us for any specified period, but does contain a limited non-compete clause and a non-solicitation clause should his employment terminate. If we lose key members of our senior leadership team, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this may have a material adverse effect on our business, results of operations and financial condition.

        We derive a significant portion of our revenues from clients in the United States. If events or conditions occur which adversely affect our ability to do business in the United States, our business, results of operations and financial condition may be materially and adversely affected.

        We currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the United States. A number of factors could adversely affect our ability to do business in the United States, which could in turn have a material adverse effect on our business, results of operations and financial condition. Recently, credit market dislocations, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown in the United States and possibly a recession. A decrease in economic activity in the United States could adversely affect demand for our services, particularly by our clients in the financial services industry, thus reducing our revenue. We could also be affected by declines in the value of the U.S. dollar against the Indian rupee, in which we incur the majority of our costs, or other currencies in which we incur costs or enactment of laws in the United States that impose restrictions on, or taxation or other financial penalties with respect to, offshore outsourcing.

        We typically face a long selling cycle to secure a new contract as well as long implementation periods that require significant resource commitments, which result in a long lead time before we receive revenues from new relationships.

        We typically face a long selling cycle to secure a new contract. If we are successful in obtaining an engagement, that is generally followed by a long implementation period in which the services are planned in detail and we demonstrate to a client that we can successfully integrate our processes and resources with their operations. During this time a contract is also negotiated and agreed. There is then a long ramping up period in order to commence providing the services.

        We typically incur significant business development expenses during the selling cycle. We may not succeed in winning a new client's business, in which case we receive no revenues and may receive no reimbursement for such expenses. Even if we succeed in developing a relationship with a potential new client and begin to plan the services in detail, a potential client may choose a competitor or decide to retain the work in-house prior to the time a final contract is signed. If we enter into a contract with a client, we will typically receive no revenues until implementation actually begins. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby further lengthening the implementation cycle. We generally hire new employees to provide services to a new client once a contract is signed. We may face significant difficulties in hiring such employees and incur significant costs associated with these hires before we receive corresponding revenues. If we are not successful in obtaining contractual commitments after the selling cycle, in maintaining contractual commitments after the implementation cycle or in maintaining or reducing the duration of unprofitable initial periods in our contracts, it may have a material adverse effect on our business, results of operations and financial condition.

        Our profitability will suffer if we are not able to price appropriately and maintain asset utilization levels and control our costs.

        Our profitability is largely a function of the efficiency with which we utilize our assets, and in particular our people and Delivery Centers, and the pricing that we are able to obtain for our services. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces and manage attrition, and our need to devote time and resources to training, professional development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients' perceptions of our ability to add value through our services, competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, margins and cash flows over increasingly longer contract periods and general economic and political conditions. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger and more geographically diverse workforce that may result and our profitability may not improve.

        Our long selling cycle and implementation period make it difficult for us to prepare accurate internal financial forecasts and respond in a timely manner to offset such fluctuations.

        Our operating results may fluctuate significantly from period to period. The long selling cycle for our services as well as the time required to complete the implementation phases of new contracts makes it difficult to accurately predict the timing of revenues from new clients or new SOWs as well as our costs. Our period to period results may also fluctuate due to changes in our costs or other unforeseen events. In addition, our results may vary due to currency fluctuations and changes in other global or regional economic and political conditions. Due to these factors, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenues that we do not receive as a result of delays arising from these factors, and our operating results in future reporting periods may be significantly below the expectations of the public market, securities analysts or investors.

        We enter into long-term contracts and fixed price contracts with our clients. Our failure to correctly price these contracts may negatively affect our profitability and we have only limited experience as an independent company in pricing such contracts.

        The pricing of our services is usually included in SOWs entered into with our clients, many of which are for terms of three to five years. In certain cases, we have committed to pricing over this period with only limited sharing of risk regarding inflation and currency exchange rates. In addition, we are obligated under some of our contracts to deliver productivity benefits to our clients. If we fail to estimate accurately future wage inflation rates, currency exchange rates or our costs, or if we fail to accurately estimate the productivity benefits we can achieve under a contract, it could have a material adverse effect on our business, results of operations and financial condition. We have only operated as an independent business since the beginning of 2005, and thus our experience in pricing our contracts is limited.

        A small portion of our SOWs are currently billed on a fixed price basis rather than on a time and materials basis. We may increase the number of fixed price contracts we perform in the future. Any failure to accurately estimate the resources or time required to complete a fixed price engagement or to maintain the required quality levels or any unexpected increase in the cost to us of employees, office space or technology could expose us to risks associated with cost overruns and could have a material adverse effect on our business, results of operations and financial conditions.

        Future legislation in the United States and other jurisdictions could significantly affect the ability of our clients to utilize our services.

        The issue of companies outsourcing services to organizations operating in other countries has become a topic of political discussion in many countries. For example, many organizations and public figures in the United States have publicly expressed concern about a perceived association between offshore service providers and the loss of jobs in the United States. In addition, there has been recent publicity about negative experiences associated with offshore outsourcing, such as theft and misappropriation of sensitive client data, particularly involving service providers in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends toward offshore outsourcing would seriously harm our ability to compete effectively with competitors that provide services from the United States. Measures aimed at limiting or restricting offshore outsourcing have been enacted in a few states and there is currently legislation pending in several states and at the federal level in the United States. The measures that have been enacted to date generally have restricted the ability of government entities to outsource work to offshore business process service providers and have not significantly adversely affected our business, primarily because we do not currently work for such governmental entities and they are not currently a focus of our sales strategy. However, there can be no assurance that pending or future legislation in the United States that would significantly adversely affect our business, results of operations and financial condition will not be enacted.

        Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other country in which we have clients restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, which has been adopted in some form by many European Union, or EU, countries, provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the United Kingdom and other EU countries who have adopted similar laws who outsource business to us. We believe that this legislation could materially affect our ability to obtain new business from companies in the EU and, after including the cost of the potential compensation paid for unfair dismissal claims or redundancies, to provide outsourced services to our current and future clients in the EU in a cost-effective manner.

        We could be liable to our clients for damages and subject to criminal liability and our reputation could be damaged if our information systems are breached or client data is compromised.

        We may be liable to our clients for damages caused by disclosure of confidential information or system failures. We are often required to collect and store sensitive or confidential client data to perform the services we provide under our contracts. Many of our contracts do not limit our potential liability for breaches of confidentiality. If any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant liabilities to our clients or to our clients' customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client data, whether through breach of our computer systems, systems failure or otherwise, could also damage our reputation and cause us to lose existing and potential clients. We may also be subject to civil actions and criminal prosecution by government or government agencies for breaches relating to such data. Our insurance coverage for breaches or mismanagement of such data may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims.

        We may be subject to claims for substantial damages by our clients arising out of disruptions to their businesses or inadequate service, and our insurance coverage may be inadequate.

        Most of our service contracts with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client or errors made by our employees in the course of delivering services to our clients could disrupt the client's business and result in a reduction in revenues or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client were to result in internal control failures or impair our client's ability to comply with its own internal control requirements.

        Under our MSAs with our clients, our liability for breach of our obligations is generally limited to actual damages suffered by the client and is typically capped at the greater of an agreed amount or the fees paid or payable to us under the relevant agreement. These limitations and caps on liability may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients or liability for breaches of confidentiality, are generally not limited under those agreements. Our MSAs are governed by laws of multiple jurisdictions, therefore the interpretation of such provisions, and the availability of defenses to us, may vary, which may contribute to the uncertainty as to the scope of our potential liability. Although we have commercial general liability insurance coverage, the coverage may not continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims and our insurers may disclaim coverage as to any future claims. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our business, results of operations and financial condition.

        Any failures to adhere to the regulations that govern our business could result in our being unable to effectively perform our services. Failure to adhere to regulations that govern our clients' businesses could result in breaches of contract under our MSAs.

        Our clients' business operations are often subject to regulation, and our clients may require that we perform our services in a manner that will enable them to comply with applicable regulations. Our clients are located around the world, and the laws and regulations that apply include, among others, United States federal laws such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act, state laws on debt collection in the United States and the Financial Services

Act in the United Kingdom as well as similar consumer protection laws in other countries in which our clients' customers are based. Failure to perform our services in a manner that complies with any such requirement could result in breaches of contracts with our clients. In addition, we are required under various laws to obtain and maintain permits and licenses for the conduct of our business in all jurisdictions in which we have operations, including India, and, in some cases, where our clients receive our services, including the United States and Europe. If we do not maintain our licenses or other qualifications to provide our services or if we do not adapt to changes in legislation or regulation, we may have to cease operations in the relevant jurisdictions and may not be able to provide services to existing clients or be able to attract new clients. In addition, we may be required to expend significant resources in order to comply with laws and regulations in the jurisdictions mentioned above. Any failure to abide by regulations relating either to our business or our clients' businesses may also, in some limited circumstances, result in civil fines and criminal penalties for us. Any such ceasing of operations or civil or criminal actions may have a material adverse effect on our business, results of operations and financial condition.

        Some of our contracts contain provisions which, if triggered, could result in lower future revenues and have a material adverse effect on our business, results of operation and financial condition.

        Many of our contracts allow a client, in certain limited circumstances, to request a benchmark study comparing our pricing and performance with that of an agreed list of other service providers for comparable services. Based on the results of the study and depending on the reasons for any unfavorable variance, we may be required to make improvements in the services we provide or to reduce the pricing for services to be performed under the remaining term of the contract, which could have an adverse effect on our business, results of operations and financial condition.

        Many of our contracts, including our contract with GE, contain provisions that would require us to pay penalties to our clients and/or provide our clients with the right to terminate the contract if we do not meet pre-agreed service level requirements. Failure to meet these requirements could result in the payment of significant penalties by us to our clients which in turn could have a material adverse effect on our business, results of operations and financial condition.

        A few of our MSAs provide that during the term of the MSA and under specified circumstances, we may not provide similar services to their competitors. Some of our contracts also provide that, during the term of the contract and for a certain period thereafter ranging from six to 12 months, we may not provide similar services to certain or any of their competitors using the same personnel. These restrictions may hamper our ability to compete for and provide services to other clients in the same industry, which may inhibit growth and result in lower future revenues and profitability.

        Many of our contracts with clients specify that if a change of control of our company occurs during the term of the contract, the client has the right to terminate the contract. These provisions may result in our contracts being terminated if there is such a change in control, resulting in a potential loss of revenues. In addition, these provisions may act as a deterrent to any attempt by a third party to acquire our company.

        Many of our contracts with clients require that we bear the cost of any sales or withholding taxes or unreimbursed value-added taxes imposed on payments made under those contracts. While we have arranged our contracts to minimize the imposition of these taxes, changes in law or the interpretation thereof and changes in our internal structure may result in the imposition of these taxes and a reduction in our net revenues.

        Our industry is highly competitive, and we may not be able to compete effectively.

        Our industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in our markets are breadth and depth of process and technology expertise, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price, knowledge of industries served and marketing and sales capabilities. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, off-shore business process service providers in low-cost locations like India, in-house captives of potential clients, software services companies that also provide business process services and accounting firms that also provide consulting or outsourcing services.

        Some of our competitors have greater financial, marketing, technological or other resources and larger client bases than we do, and may expand their service offerings and compete more effectively for clients and employees than we do. Some of our competitors have more established reputations and client relationships in our markets than we do. In addition, some of our competitors who do not have global delivery capabilities may expand their delivery centers to the countries in which we are located which could result in increased competition for employees and could reduce our competitive advantage. The trend toward outsourcing and technological changes may result in new and different competitors entering our markets. There could also be newer competitors that are more powerful as a result of strategic consolidation of smaller competitors or of companies that each provide different services or service different industries.

        We expect competition to intensify in the future as more companies enter our markets. Increased competition may result in lower prices and volumes, higher costs for resources, especially people, and lower profitability. We may not be able to supply clients with services that they deem superior and at competitive prices and we may lose business to our competitors. Any inability to compete effectively would adversely affect our business, results of operations and financial condition.

        Our business could be materially and adversely affected if we do not protect our intellectual property or if our services are found to infringe on the intellectual property of others.

        Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect our rights in these various intellectual properties, we rely upon a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright and trademark laws. We also generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to and distribution of our proprietary information. We also have submitted United States federal and foreign trademark applications for the names of additional service offerings. We may not be successful in maintaining or obtaining trademarks for these trade names. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of other foreign countries, including the laws of the United States. There can be no assurance that the laws, rules, regulations and treaties in effect in the United States, India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may not be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations and financial condition.

        Although we believe that we are not infringing on the intellectual property rights of others, claims may nonetheless be successfully asserted against us in the future. The costs of defending any such claims could be significant, and any successful claim may require us to modify, discontinue or rename any of our services. Any such changes may have a material adverse effect on our business, results of operations and financial condition.

        A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic, social and political uncertainties in India.

        We are subject to several risks associated with having a substantial portion of our assets and operations located in India.

        In recent years, we have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India's economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

        In addition, our financial performance and the market price of our common shares may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our Delivery Centers, and attract and retain clients could be adversely affected if India does not successfully meet these challenges.

        Our Delivery Centers are at risk of damage from natural disasters and other disruptions.

        Our Delivery Centers or our data and voice communications may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, heavy rains, epidemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as protests, riots and labor unrest. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team's ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or Delivery Centers. We may also be liable to our clients for disruption in service resulting from such damage or destruction. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations and financial condition.

        We may face difficulties as we expand our operations into countries in which we have no prior operating experience.

        We intend to continue to expand our global footprint in order to maintain an appropriate cost structure and meet our clients' delivery needs. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse affect on our business, results of operations and financial condition.

        Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and assess our internal control over financial reporting for fiscal 2008 and beyond and will require our independent registered public accounting firm to report on the effectiveness of these controls. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

        Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and assess the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2008 and subsequent years. In addition, we are required under the Securities Exchange Act of 1934 to maintain disclosure controls and procedures and internal control over financial reporting. Moreover, it may cost us more than we expect to comply with these control and procedure related requirements.

        We may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2008 and in future periods as required by Section 404, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common shares. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by regulatory authorities, such as the SEC.

        Terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.

        Terrorist attacks and other acts of violence or war, such as the attacks in recent years in the United States, Spain, England and India, may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients' levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to our Delivery Centers and operations around the world.

        Southern Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan. In recent years, military confrontations between India and Pakistan have occurred in the region of Kashmir and along the India/Pakistan border. There have also been incidents in and near India such as terrorist attacks on the Indian Parliament and in the city of Mumbai, troop mobilizations along the India/Pakistan border and an aggravated geopolitical situation in the region. Such military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. Resulting political tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on our share price and/or the market for our services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars.

        If more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.

        India has stringent labor legislation that protects employee interests, including legislation that sets forth detailed procedures for dispute resolution and employee removal and legislation that imposes financial obligations on employers upon retrenchment. Though we are exempt from some of these labor laws at present under exceptions in some states for providers of IT-enabled services, there can be no assurance that such laws will not become applicable to us in the future. If these labor laws become applicable to our employees, it may become difficult for us to maintain flexible human resource policies and attract and employ the numbers of sufficiently qualified candidates that we need or discharge employees, and our compensation expenses may increase significantly.

        In addition, our employees may in the future form unions. If employees at any of our Delivery Centers become eligible for union membership, we may be required to raise wage levels or grant other benefits that could result in an increase in our compensation expenses, in which case our profitability may be adversely affected.

        We may engage in strategic transactions that could create risks

        As part of our business strategy, we regularly review, and from time to time have discussions with respect to potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services we provide, to enter new industries or expand our Global Client base, or to strengthen our global presence and scale of operations. We have made acquisitions in the past, including E-Transparent B.V. and certain related entities in 2007, which are controlling partners in a partnership collectively known as ICE, Axis Risk Consulting Private Limited in 2007, MoneyLine Lending Services Inc. in 2006 (now called Genpact Mortgage Services) and Creditek Corporation in 2005. There can be no assurance that we will find suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions.

        Acquisitions, including completed acquisitions, also pose the risk that any business we acquire may lose customers or employees or could under-perform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

        Our principal shareholders will continue to exercise significant influence over us, and their interests in our business may be different from yours.

        A majority of our issued and outstanding common shares are currently beneficially owned by General Atlantic, Oak Hill, GE and Wachovia Corporation, or Wachovia. As of December 31, 2007:

  •
  General Atlantic and Oak Hill beneficially own (through GICo, a jointly owned investment vehicle) 50.4% of our outstanding common shares;

  •
  GE beneficially owns (through its affiliates) 18.8% of our outstanding common shares; and

  •
  Wachovia beneficially owns 6.5% of our outstanding common shares.

        The shareholders agreement among affiliates of GE, GICo, Wachovia and us provides that GICo has the right to nominate four directors to our board, so long as they maintain certain minimum shareholding thresholds, and the shareholders party to the agreement have agreed to vote their shares for the election of such persons. These shareholders can exercise significant influence over our business policies and affairs and all matters requiring a shareholders' vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and bye-laws, the approval of mergers or sales of substantially all of our assets, our dividend policy and our capital structure and financing. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these shareholders, even if such transactions are beneficial to other shareholders. The interests of these shareholders may conflict with your interests. In particular, GE and Wachovia are our clients. General Atlantic and Oak Hill are significant shareholders and currently hold interests in companies that do compete with us and they may, from to time, make significant investments in companies that could compete with us. In addition, pursuant to our bye-laws and our shareholders agreement and to the extent permitted by applicable law, our directors who are affiliated with our major shareholders are not required to present to us corporate opportunities (e.g., acquisitions or new potential clients) that they become aware of unless such opportunities are presented to them expressly in their capacity as one of our directors.

        We may become subject to taxation in Bermuda, which would have a material adverse effect on our business, results of operations and financial condition.

        We have received a written assurance from the Bermuda Minister of Finance under The Exempted Undertaking Tax Protection Act 1966 of Bermuda to the effect that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations until March 28, 2016, except in so far as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. We cannot assure you that a future Minister would honor that assurance, which is not legally binding, or that after such date we would not be subject to any such tax. If we were to become subject to taxation in Bermuda, it could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Shares

        Future sales of our common shares could cause our share price to decline.

        Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2007, General Atlantic, Oak Hill, GE and Wachovia beneficially owned in the aggregate 160,596,816 common shares, representing approximately 75.7% of our outstanding common shares. Such shareholders will be able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

        Pursuant to the shareholders agreement, an affiliate of GE, GICo and Wachovia will have the right, subject to certain conditions, to require us to file registration statements covering all of the common shares (including restricted shares and common shares issuable upon the exercise of currently outstanding options) which they own or to include those common shares in registration statements that we may file for ourselves or other shareholders. Following their registration and sale under the applicable registration statement, those shares will become freely tradable. By exercising their registration rights and selling a large number of common shares, these holders could cause the price of our common shares to decline. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common shares.

        We do not intend to pay dividends in the foreseeable future.

        We have never declared or paid any cash dividends on our common shares, other than dividends paid by the predecessor to GE in the 2004 Reorganization. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common shares. Our ability to pay dividends is also subject to restrictive covenants contained in our credit facility agreement governing indebtedness we and our subsidiaries have incurred or may incur in the future.

        Any dividends paid to U.S. shareholders could be subject to tax at ordinary income rates.

        The maximum U.S. tax rate on certain dividends paid to individuals is 15 percent through 2010. Legislation was introduced in March 2007 that, if enacted in its present form, would deny to individuals the 15 percent tax rate on dividends received from a corporation located in a jurisdiction, like Bermuda, that lacks a comprehensive tax system. If this bill becomes law, dividends paid to U.S. shareholders, if any, could be subject to tax at ordinary income rates.

        We are organized under the laws of Bermuda, and Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

        Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a state of the United States. As a Bermuda company, we are governed by the Companies Act 1981 Bermuda, as amended, or the Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

        Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Officers of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a director or officer of a Bermuda company is found to have breached his or her duties to that company, he may be held personally liable to the company in respect of that breach of duty. A director may be liable jointly and severally with other directors if it is shown that the director knowingly engaged in fraud or dishonesty. In cases not involving fraud or dishonesty, the liability of the director will be determined by the Bermuda courts on the basis of their estimation of the percentage of responsibility of the director for the matter in question, in light of the nature of the conduct of the director and the extent of the causal relationship between his or her conduct and the loss suffered.

        In addition, our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director or to recover any gain, personal profit or advantage to which such officer or director is not legally entitled. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a state within the United States.

        The market price for our common shares has been and may continue to be volatile.

        The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our stock price are:

  •
  actual or anticipated fluctuations in our quarterly and annual operating results;

  •
  changes in financial estimates by securities research analysts;

  •
  changes in the economic performance or market valuations of other companies engaged in providing business process services;

  •
  loss of one or more significant clients;

  •
  addition or loss of executive officers or key employees;

  •
  regulatory developments in our target markets affecting us, our clients or our competitors;

  •
  announcements of technological developments;

  •
  limited liquidity in our trading market;

  •
  sales or expected sales of additional common shares; and

  •
  terrorist attacks or natural disasters or other such events impacting countries where we or our clients have operations.

        In addition, securities markets generally and from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may have a material adverse effect on the market price of our common shares.

        You may be unable to effect service of process or enforce judgments obtained in the United States or Bermuda against us or our assets in the jurisdictions in which we or our executive officers operate.

        We are organized under the laws of Bermuda, and a significant portion of our assets are located outside the United States. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda or in countries, other than the United States, where we have assets based on the civil liability or penal provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liability or penal provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by Appleby, our Bermuda counsel, that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the

United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where we have assets.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We have Delivery Centers in nine countries. Our only material properties are our premises in India at Phase V, Gurgaon, which comprises of 193,898 square feet and Uppal, Hyderabad which comprises approximately 449,286 square feet, both of which we own. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that all of our properties and facilities are well maintained.

Item 3.    Legal Proceedings

        There are no legal proceedings pending against us which are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

        The principal market on which the company's common shares are traded is the New York Stock Exchange under the symbol "G". The following table sets forth the high and low sales price of the company's common shares for the fourth quarter of 2007, the only full quarter for which a public market for the company's common shares has existed, as well as for the period from August 2, 2007 (the date trading commenced on the New York Stock Exchange) to September 30, 2007. As of March 15, 2008, there were approximately 45 holders of record of our common shares.

	Sales Price
	High	Low
August 2, 2007 to September 30, 2007	$17.44	$13.01
Fourth Quarter 2007	$18.87	$13.11

Dividends

        The Company has not declared or paid any cash dividends on our common shares. Our board of directors does not anticipate authorizing the payment of cash dividends in the foreseeable future and intends to retain all available funds and any future earnings to fund the development and growth of our business. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions and any other factors our board of directors deems relevant.

Unregistered Sales of Equity Securities

        On December 10, 2007, we issued 143,453 common shares to Genpact India Holdings, a wholly owned subsidiary organized in Mauritius, and on December 13, 2007, Genpact India Holdings transferred those common shares to the shareholders of Axis Risk Consulting Private Limited as partial non-cash consideration for the purchase of Axis Risk Consulting Private Limited. This issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof for transactions by an issuer not involving any public offering.

Use of Proceeds

        On August 1, 2007, we commenced an initial public offering of our common shares, pursuant to which the Company and our selling shareholders sold 17,647,059 common shares at a price of $14 per share. On August 14, 2007, the underwriters exercised their option to purchase 5,294,118 additional common shares from the Company at the initial offering price of $14 per share to cover over-allotments. The sales were made pursuant to a registration statement on Form S-1 (File No. 333-142875), which was declared effective by the SEC on August 1, 2007. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. The underwriting discounts and commissions and offering expenses payable by us aggregated $9.0 million, resulting in net proceeds to us of $294.5 million. We did not receive any proceeds from common shares sold by the selling shareholders.

        We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $10.0 million of the net proceeds from our initial public offering partially to repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness. The remaining proceeds are invested in short-term deposit accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

Item 6.    Selected Financial Data

        The table below presents our selected historical financial and certain operating data. Prior to December 30, 2004, our business was conducted through various entities and divisions that were wholly owned by GE. On December 30, 2004, in the 2004 Reorganization, GE transferred such operations to a newly formed entity, GGH, and sold a 60% interest in GGH to General Atlantic and Oak Hill. Therefore, the financial data for these operations, or our predecessor, as of and for the years ended December 31, 2003 and 2004, which are the periods prior to the 2004 Reorganization, are presented on a combined basis. The financial data as of and for the years ended December 31, 2005, 2006 and 2007, which are the periods after the 2004 Reorganization, are presented on a new basis of accounting and are not directly comparable to the data for 2003 and 2004.

        On March 29, 2007, we formed Genpact Limited in Bermuda to be the holding company for our business. It was initially a wholly-owned subsidiary of GGH. On July 13, 2007, we effectuated a transaction that resulted in Genpact Limited owning 100% of the capital stock of GGH. This transaction together with other related transactions is referred to as the "2007 Reorganization."

        The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The financial data as of December 31, 2006 and 2007 and for the three-year period ended December 31, 2007 have been derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The financial data as of December 31, 2005 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The financial data as of December 31, 2004, and for the year ended December 31, 2004 (predecessor) have been derived from audited combined financial statements not included in this Annual Report on Form 10-K. The financial data as of and for the year ended December 31, 2003 have been derived from unaudited combined financial statements of the predecessor, which are also not included in this Annual Report on Form 10-K.

        You should read the selected financial data together with the financial statements included herein as well as Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Predecessor
	Year Ended December 31,
	2003	2004	2005	2006	2007
	(dollars in millions, except per share data)
Statement of income data:
Net revenues—GE	$371.5	$408.9	$449.7	$453.3	$481.0
Net revenues—Global Clients	10.2	20.3	42.2	158.3	340.2
Other revenues	—	—	—	1.5	1.5

Total net revenues	381.7	429.1	491.9	613.0	822.7
Cost of revenue	245.2	263.6	304.0	360.9	515.5

Gross profit	136.5	165.5	187.9	252.2	307.2
Operating expenses:
Selling, general and administrative expenses	69.2	76.3	117.5	159.2	231.3
Amortization of acquired intangible assets	—	—	47.0	41.7	36.9
Foreign exchange (gains) losses, net	(6.9)	7.3	12.8	13.0	(43.6)
Other operating income	—	—	(6.2)	(4.9)	(4.3)

Income from operations	74.2	81.9	16.9	43.2	86.8
Other income (expense), net	10.7	8.2	(6.1)	(9.2)	(5.2)

Income before share of equity in earnings/loss of affiliate, minority interest and income taxes	84.9	90.2	10.7	33.9	81.6
Equity in (earnings)/loss of affiliate	—	—	—	—	0.3
Minority interest	—	—	—	—	8.4
Income tax expense (benefit)	6.6	6.7	(6.4)	(5.9)	16.5

Net income	$78.3	$83.4	$17.1	$39.8	$56.4

Net income/(loss) available to common shareholders			$(1.6)	$(10.6)	$17.3
Earnings per common share
Basic			$(0.02)	$(0.15)	$0.13
Diluted			$(0.02)	$(0.15)	$0.12
Weighted average number of common shares used in computing earnings per common share
Basic			71,274,600	70,987,180	135,517,771
Diluted			71,274,600	70,987,180	142,739,811

	Predecessor
	As of December 31,
	2003	2004	2005	2006	2007
	(dollars in millions)
Balance sheet data
Cash and cash equivalents	$15.0	$49.8	$44.7	$35.4	$279.3
Total assets	394.9	941.9	970.2	1,081.3	1,743.5
Long-term debt, including current portion	—	175.8	157.9	143.0	123.7
Total liabilities	121.6	318.9	378.2	456.6	489.7
Minority interest	—	—	—	—	3.1
Retained earnings	196.4	—	0.7	6	26.5
Total stockholders' equity	273.3	623.0	592	624.7	1,250.7
Total liabilities, minority interest and stockholders' equity	$394.9	$941.9	$970.2	$1,081.3	$1,743.5
Operating data (unaudited):
Employees	15,279	16,031	19,532	26,060	32,674
Delivery Centers	11	11	17	23	33

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management's expectations. See "Special Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K.

Overview

        We manage business processes for companies around the world. We began in 1997 as the India-based captive business process services operation for GE Capital, GE's financial services business. As the value of offshore outsourcing was demonstrated to the management of GE, it became a widespread practice at GE and our business grew in size and scope. We took on a wide range of complex and critical processes and we became a significant provider to many of GE's businesses, including Consumer Finance (GE Money), Commercial Finance, Insurance, Healthcare, Industrial, NBC Universal and GE's corporate offices.

        Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the "2004 Reorganization," GE reorganized these operations by placing them all under Genpact Global Holdings, a newly formed Luxembourg entity, and subsequently an affiliate of GE sold an indirect 60% interest in that entity to General Atlantic and Oak Hill. See Item 1—"Business—The Company—The 2004 Reorganization." Since the 2004 Reorganization, affiliates of GE have sold a portion of its equity in us pursuant to several separate transactions. As of December 31, 2007, GE (through its affiliates) owned approximately 18.8% of our outstanding equity.

        Following the 2004 Reorganization, we began operating as an independent company. We separated ourselves operationally from GE and began building the capabilities necessary to be successful as an independent company. Among other things, we expanded our management infrastructure and business development capabilities so that we could secure business from clients other than GE. We substantially expanded administrative functions for which we had previously relied primarily on GE, such as finance, legal, accounting and human resources. We created separate employee benefit and retirement plans, developed our own leadership training capability and enhanced our management information systems.

        We began actively pursuing business from Global Clients as of January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources. As a result, our net revenues from Global Clients have increased from $42.2 million in 2005 to $158.3 million in 2006 and

$340.2 million in 2007, representing a compound annual growth rate, or CAGR, of approximately 184%. See "—Classification of Certain Net Revenues" for an explanation of the classification of revenues related to businesses once owned by GE and subsequently sold.

        During the same period, we increased our net revenues from GE. Our net revenues from GE were $449.7 million in 2005, $453.3 million in 2006 and $481.0 million in 2007, respectively, representing a CAGR of approximately 3.4%. Since we became an independent company, we have increased our business from both GE and Global Clients such that total net revenues have increased from $491.9 million in 2005 to $613.0 million in 2006 and $822.7 million in 2007 representing a CAGR of 29.3%. See "—Classification of Certain Net Revenues." Our net revenues from Global Clients as a percentage of total net revenues have increased from 8.6% in 2005 to 25.8% in 2006 and 41.3% in 2007.

        On July 13, 2007, prior to the commencement of our initial public offering, we completed a series of transactions we refer to as the "2007 Reorganization." See "—the 2007 Reorganization" below. On August 1, 2007, we commenced an initial public offering of our common shares, pursuant to which the Company and our selling shareholders sold 17,647,059 common shares at a price of $14 per share. The offering resulted in gross proceeds of $494.1 million and net proceeds to the Company and the selling shareholders of approximately $233.5 million each after deducting underwriting discounts and commissions. Additionally, the Company incurred offering-related expenses of approximately $9.0 million. On August 14, 2007, the underwriters exercised their option to purchase 5.29 million additional common shares from the Company at the initial offering price of $14 per share to cover over-allotments resulting in additional gross proceeds of $74.1 million and net proceeds of approximately $70.0 million to the Company, after deducting underwriting discounts and commissions.

        Revenues.    We earn revenues pursuant to contracts which generally take the form of a master service agreement, or MSA, which is a framework agreement that is then supplemented by statements of work, or SOWs. Our MSAs specify the general terms applicable to the services we will provide. They are typically for terms of five to seven years, although they may also have an indefinite term. In most cases they do not specify pricing terms or obligate the client to purchase a particular amount of services. We then enter into SOWs under an MSA, which specify particular services to be provided and the pricing terms. Most of our SOWs have terms of two to five years. We typically have multiple SOWs under any given MSA, and the terms of the SOWs vary depending on the nature of the services provided.

        In connection with the 2004 Reorganization, we entered into an MSA with GE, which governs SOWs for the services we were then providing to GE as well as new SOWs entered into thereafter. Since January 1, 2005, we have entered into MSAs with more than 70 new Global Clients. Many of these relationships are at an early stage and we are just beginning to perform services for such clients. Therefore, while we believe we have significant opportunities under these contracts, we have only limited experience with which to judge the success of the terms we have established in such contracts.

        We seek to develop long-term relationships with our clients. We believe that these relationships offer the greatest potential for benefits to our clients and to us as they create opportunities for us to provide a variety of services using the full range of our capabilities and to deliver continuous process improvement. We typically face a long selling cycle in securing a new client. It is not unusual for us to spend twelve months or more from the time we begin actively soliciting a new client until we begin to recognize revenues. Our sales efforts usually involve four phases. We may make an initial sales effort in response to an invitation by a client, a specific request for a proposal or at our own initiative. This may be followed by a second phase, during which we work with the client to determine the exact scope and nature of the required services, the proposed solutions and initial transition planning. It is typically only upon the completion of this second phase that a client would decide to retain us. A third phase follows which would involve negotiating the MSA, as well as the initial SOWs. This third phase would also involve detailed planning of the transition of the services as well as the transfer of the knowledge needed to implement the services under such SOWs. The final phase involves commencement of the work and ramping up to meet the agreed upon service levels.

        We expend significant time and capital throughout all of these phases. We generally do not receive any revenues or reimbursement of costs until an MSA and one or more SOWs are signed, which, as noted above, usually occurs sometime in the third phase of the client development effort. We typically begin hiring employees specifically for the services to be provided to a client once the SOW for the services is signed. Because there is no certainty that a new client will retain us, and because the time involved in these initial phases is significant and unpredictable, we may incur expenses for a significant period of time without receiving any revenues.

        All costs related to contract acquisition are expensed as incurred and classified as selling, general and administrative expenses. Once a contract is signed, we defer revenues from the transition of services to our Delivery Centers, as well as the related cost of revenue (to the extent of such deferred revenues). We recognize such deferred revenues and related cost of revenue over the period during which we expect to benefit from these costs, which is estimated to be three years.

        We price our services under a variety of arrangements, including time and materials contracts and, to a lesser extent, fixed-price contracts. When services are priced on a time and materials basis, we charge the client based on full-time equivalent, or FTE, rates for the personnel who will directly perform the services. The FTE rates are determined on an annual basis, vary by category of service delivery personnel and are set at levels to reflect all our costs, including the cost of supervisory personnel and the allocable portion of other costs, and a margin. In some cases, time and materials contracts are based on hourly rates of the personnel providing the services. Time and materials pricing does not require us to estimate the volume of transactions or other processes that the client expects us to operate.

        A small portion of our revenues are derived from fixed-price contracts. Our profitability under a fixed-price contract, as compared to a time and materials contract, is more dependent on our ability to estimate the number of FTEs required to perform the services, the time required to complete the contract and the amount of travel and other expenses that will be incurred in performing that contract. Accordingly, while we may have an opportunity to realize a higher profit, our profitability under each of our fixed-price contracts could also be lower than we expect.

        There are a variety of other aspects to our pricing of contracts, many of which represent options from which a client may choose, such as whether the client wants to provide for higher levels of business continuity planning or whether the client wants shared or dedicated support personnel and/or infrastructure. Under most of our MSAs, we are able to share a limited amount of inflation and currency exchange risk when services are priced on a time and materials basis. Many of our MSAs also provide that, under time and materials-based SOWs, we are entitled to retain a portion of certain productivity benefits we achieve, such as those resulting from being able to provide the same volume of services with fewer FTEs. However, some of our SOWs require certain minimum productivity benefits to be passed on entirely to our clients.

        Once an MSA and related SOW are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA and over the life of a particular SOW. This is due to a number of factors. Margins under an MSA can improve to the extent that the time and expense involved in negotiating additional SOWs, transitioning the processes to our Delivery Centers and starting up production are generally less with respect to additional services provided under an MSA than they are with respect to the initial services provided under that MSA. Margins under an MSA or an SOW can improve as a result of the realization of economies of scale as the volume of services increases or the achievement of productivity benefits. Thus, our more mature client relationships typically generate higher margins. A critical part of our strategy is therefore to expand relationships with our clients as a means to increase our overall revenues and improve our margins.

        We follow a rigorous review process to evaluate all new business. Each new business proposal typically is reviewed twice by a committee that includes not only our business development and operational employees, but also members of our finance team. In this way, we try to ensure that contract terms meet our pricing and service objectives. See Item 1—"Business—Our New Business Review Process."

        Our MSA with GE is for a term ending December 31, 2014. Under this agreement, subject to certain specified adjustments, GE has agreed to provide a minimum annual volume commitment of $360 million for each of the seven years beginning January 1, 2005, subject to certain potential adjustments or credits. Such minimum annual commitment is then reduced in a phased manner for the final three years of the agreement, to $270 million for 2012, $180 million for 2013 and $90 million for 2014. However, the actual level of services purchased in the last three years has exceeded the respective minimum annual commitment. GE has the ability to carry forward surpluses of up to 10% of the excess purchases in any year against the minimum commitment requirements in the subsequent two years. Purchases made by GE affiliates count towards the GE minimum annual volume commitment. The actual amount of purchases in any given year depends on decisions by a variety of business units, and represents the sum of services ordered under approximately 2,700 SOWs. Our pricing arrangements with GE vary by SOW and include some time and materials contracts and some fixed price contracts. Because of our long-term relationship with GE, the negotiation and implementation of new SOWs often occurs in less time than that required for a new client. Our business from GE comes from a variety of GE's businesses and decisions to use our services are currently, as a general matter, made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, the total level of business we receive generally depends on the decisions of the various operating managers of such businesses. In addition, because our business from GE is derived from a variety of businesses within GE, our exposure to GE is diversified in terms of industry risk. See Item 1A—"Risk Factors—GE accounts for a significant portion of our revenues and any loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition."

        Our MSA with Genworth Financial provides a minimum volume commitment of $24 million per year through 2009 and declining amounts per year thereafter through 2012. Most of our other MSAs do not obligate the client to purchase a specified amount of services. The volume of services provided to Global Clients thus depends on the commitments under individual SOWs.

        Reimbursements of out-of-pocket expenses received from clients, consisting principally of travel expenses, have been included as part of net revenues from services. Net revenues represent revenues less certain business taxes we pay in Hungary and China.

        Classification of certain net revenues.    Our net revenues are classified as net revenues from a significant shareholder (which is GE), net revenues from Global Clients and other net revenues. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or more of the stock. Revenues from Global Clients in 2006 and 2007 include revenues from certain former GE-owned businesses. These businesses were wholly-owned by GE in the beginning of 2005, but GE gradually divested its interest in these businesses in 2006 and 2007. After GE ceased to own at least 20% of such businesses, we began to treat the revenues from those businesses as Global Client net revenues, in each case from the date that GE ceased to be a 20% shareholder. We have continued to perform services for such businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. We entered into new MSAs with respect to one such business following its divestment by GE and agreed with the other to continue to work pursuant to the terms agreed to by GE.

        In addition to our revenues from GE and our revenues from Global Clients, our Genpact Mortgage Services subsidiary had $1.5 million in revenues in each of 2006 and 2007 from interest income on mortgage loans that it funded directly and held for sale, typically on a short-term basis. The primary activity of this subsidiary, which we acquired in 2006, consists of mortgage loan application processing for mid-size financial institutions. Funding and secondary remarketing of loans is not part of our business plan for this unit, and on June 1, 2007 we ceased funding new mortgage loans. See Item 7A—"Quantitative and Qualitative Disclosures about Market Risk—Credit Risk."

        Expenses.    Personnel expenses are the major component of both our cost of revenue and selling, general and administrative expenses. Personnel expenses include salaries and benefits as well as costs related to recruiting, training and retention. Our industry is labor intensive. Wage levels in the countries in which our Delivery Centers are located have increased in recent years and we expect such increases to continue for the foreseeable future. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing our attrition rate, and delivering productivity. We try to control increases in entry-level wages by implementing innovative recruiting policies, emphasizing training and promotion opportunities and maintaining an attractive work atmosphere and company culture. We have succeeded at keeping our entry-level wages in India, where most of our employees are located, at a relatively constant level for the past four years, but there is no assurance we can continue to do so. Effective training allows us to expand the pool of potential applicants and to upgrade our employees' skill levels so that employees may take on higher value-added tasks over time. By emphasizing training and promotion, we seek to create opportunities for employees to increase their salaries without increasing wage scales. In planning our expansion of capacity, we look for locations that help us ensure global delivery capability while helping us control average salary levels. In India and elsewhere where we may open multiple locations, we try to expand into cities where competition for personnel and wage levels may be lower than in more developed cities. In addition, under some of our contracts we have the ability to share with our clients a portion of any increase in costs due to inflation. Nevertheless, despite these steps, we expect general increases in wage levels in the future which could adversely affect our margins. A significant increase in attrition rates would also increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. Increased attrition rates or increased pricing may also cause some clients to be less willing to use our services. See Item 1A—"Risk Factors—Wage increases in the countries in which we have operations may prevent us from sustaining our competitive advantage and may reduce our profit margin."

        Personnel expenses includes compensation, benefits and share options, and are allocated between cost of revenue and selling, general and administrative expenses based on the classification of the employee. Personnel expenses for employees who are directly responsible for performance of services, their supervisors and certain support personnel who may be dedicated to a particular client are included in cost of revenue. Personnel expenses for senior management employees who are not dedicated to a particular client, business development personnel and other personnel involved in support functions are included in selling, general and administrative expenses.

        Our operational expenses include facilities maintenance expenses, travel and living costs, communications expenses and other costs. Travel and living costs, which represent the costs of travel, accommodation and meals of employees while traveling for business, are allocated between cost of revenue and selling, general and administrative expenses based on the allocation of the personnel expenses of the employee incurring such costs. Facilities maintenance, certain communication costs and certain other operational costs are allocated between cost of revenue and selling, general and administrative expenses in the same proportions as the allocation of our employees by headcount. Our depreciation and amortization expense is similarly allocated by headcount.

        Cost of revenue.    The principal component of cost of revenue is personnel expenses. We include in cost of revenue all personnel expenses for employees who are directly responsible for the performance of services, their supervisors and certain support personnel who may be dedicated to a particular client. Stock based compensation is allocated between cost of revenue and selling, general and administrative expenses based on the function to which the employee belongs.

        The operational expenses included in cost of revenue include a portion of our facilities maintenance expenses, travel and living expenses, communication expenses and certain other expenses. As noted above, facilities maintenance expenses, certain communication expenses and certain other expenses are allocated between cost of revenue and selling, general and administrative expenses based on headcount. Travel and living expenses are included in cost of revenue if the personnel expense for the employee incurring such expense is included in cost of revenue. The operational expenses component of cost of revenue also includes consulting charges, which represent the cost of third-party software and other consultants that we may retain for particular services. Cost of revenue also includes a portion of our depreciation and amortization expense, which is allocated between cost of revenue and selling, general and administrative expenses based on headcount.

        The ratio of cost of revenue to revenues for any particular SOW or for all SOWs under an MSA is typically higher in the early periods of the contract or client relationship than in later periods. This is because the number of supervisory and support personnel relative to the number of employees who are performing services declines. It is also because we may retain a portion of the benefit of productivity increases realized over time.

        Selling, general and administrative expenses.    Our selling, general and administrative, or SG&A, expenses are primarily comprised of personnel expenses for senior management, business development personnel and other support personnel who are not dedicated to particular clients. Stock based compensation is allocated between cost of revenue and selling, general and administrative expenses based on the function to which the employee belongs. The operational costs component of SG&A expenses includes travel and living costs for such personnel, as well as a portion of our total facilities maintenance expenses, certain communication expenses and certain other expenses. Such portion of such costs is equal to the percentage of our total employees, by headcount, whose compensation cost is classified as SG&A expenses. The operational costs component of SG&A expenses also includes professional fees, which represent the costs of third party legal, tax, accounting and other advisors, and a bad debt valuation allowance. SG&A expenses also include a portion of our depreciation and amortization expense, which is allocated between cost of revenue and SG&A expenses based on headcount.

        The percentage of net revenue represented by our SG&A expenses increased significantly in 2005 and 2006 in connection with the separation of our company from GE and the expansion and diversification of our client base. The percentage of net revenue represented by our SG&A expenses also increased in 2007, largely due to various professional fees, including fees relating to acquisition activities and being a public company. As discussed above, since January 1, 2005, we have incurred significant expenses to expand the various administrative and support functions we needed to operate as an independent company. Since our separation from GE, we also significantly enhanced our business development capabilities. In many areas, we scaled up our operations in advance of securing new business, so that we would have the infrastructure and support capable of managing the new business. As a public company, we also incur expenses in relation to compliance with the provisions of the United States securities laws, including in particular the Sarbanes-Oxley Act of 2002, as well as stock exchange requirements, which are included as SG&A expenses.

        Foreign exchange (gains) losses, net.    Foreign exchange (gains) losses, net, consists of gain or loss on derivative contracts that hedge our foreign currency exposure and foreign currency transaction gains or losses. See note 2(i) to our consolidated financial statements and Item 7A—"Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk."

        Approximately 80% of our revenues were earned in U.S. dollars in fiscal 2007. We also received payments in euros, U.K. pounds sterling and Japanese yen. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi and the currencies of the other countries in which we have operations. While many of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial part of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See discussion of wage inflation under "—Expenses" above. We enter into forward currency contracts to hedge most of our Indian rupee-U.S. dollar and our Chinese renminbi-Japanese yen currency exposure, which are generally designed to qualify for hedge accounting. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. Our foreign exchange (gains) losses, net, includes realized gain or loss on derivative contracts that qualify for hedge accounting and mark to market gain or loss on other derivatives. The effective portion of the mark to market gains and losses on qualifying hedges is deferred and recorded as a component of accumulated other comprehensive income until the transactions occur and is then recognized in the consolidated statements of income. Typically, with respect to the hedged portion of our Indian rupee-U.S. dollar exposure, and to a lesser extent with other currency exposures, the effect of foreign exchange rate fluctuations in a given period on our cost of revenue and selling, general and administrative expenses may be offset to the extent we are hedged by the effect on our foreign exchange (gains) losses, net. For example, an appreciation of the Indian rupee relative to the U.S. dollar may cause our costs relative to our net revenues to increase, but we may realize a foreign exchange gain when our hedges with respect to such cash flows are terminated.

        Other income (expense).    Other income (expense), net consists primarily of interest expense on indebtedness. It also includes realized and unrealized gain or loss on interest rate swaps. We have entered into interest rate swaps with respect to the floating rate interest exposure on our long-term debt. Other income (expense) also includes interest income on intercorporate and other deposits.

        Income taxes.    We are incorporated in Bermuda and have operations in many countries. Our effective tax rate has varied and will, in the future, vary from year to year based on the tax rate in our jurisdiction of organization, the geographical source of our revenues and the tax rates in those countries, the tax relief and incentives available to us and the financing and tax planning strategies employed by us.

        Bermuda and Luxembourg taxes.    Since the 2007 Reorganization, our parent company has been organized in Bermuda. See "—The 2007 Reorganization" below. Bermuda does not impose any income tax on us. From December 30, 2004 until the consummation of the 2007 Reorganization, the predecessor to our parent company, Genpact Global Holdings, or GGH, was organized in Luxembourg, as an investment company in risk capital, in the form of a private limited liability company or SICAR S.à.r.l. under the law dated June 15, 2004 of the Grand Duchy of Luxembourg, or the SICAR law. Under the SICAR law, GGH was not subject to income tax on any income attributable to its investments in its subsidiaries and other income attributable to investments in risk capital and was not required to withhold any taxes on distributions paid to its shareholders.

        Indian taxes.    Under the Indian Income Tax Act, 1961, our Delivery Centers in India, from which we derived 64.5% of our revenues in 2007, benefit from a ten-year holiday from Indian corporate income taxes in respect of their export income, as defined in the legislation. This holiday is available for a period of ten consecutive years beginning in the year in which each Delivery Center commenced operations, but in no case extending beyond March 31, 2009. Our Indian operations began taking advantage of the tax holiday in the Indian fiscal year ended March 31, 1998, with additional Delivery Centers added in subsequent years. Consequently, the tax holiday expires with respect to our Indian operations beginning with the year ended March 31, 2007 and through the year ending March 31, 2009.

        As a result of the tax holiday, our income tax expense with respect to our income from operations of our Indian subsidiaries was $11.9 million in 2007 and was minimal in prior years. In the absence of this tax holiday, income derived from our India operations would be taxed up to the maximum tax rate generally applicable to Indian enterprises which, as of December 31, 2007, was 33.99%. This would have resulted in substantially higher income tax expense than we actually incurred. The tax holiday enjoyed by our Delivery Centers in India expires in stages, on March 31 in each of 2007 (in respect of approximately 35% of our Indian operations), 2008 (in respect of approximately 15% of our Indian operations) and 2009 (in respect of the balance of our Indian operations), depending in each case on when each Delivery Center commenced operations. When our Indian tax holiday expires or terminates, our Indian tax expense will materially increase and thus our after-tax profitability will be reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

        The SEZ legislation introduced a separate new 15-year tax holiday scheme for operations established in designated special economic zones, or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for the first five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for a further five years, subject to the creation of a "Special Economic Zone Re-investment Reserve Account," to be utilized only for acquiring new plant or machinery, or for other business purposes not including the distribution of dividends. This holiday is available only for new business operations that are conducted at qualifying SEZ locations and is not available to operations formed by splitting up or reconstructing existing operations or transferring existing technology infrastructure to new locations. See Item 1A—"Risk Factors—Over the next few years we will lose certain tax benefits provided by India to companies in our industry and it is not clear whether new tax policies will provide equivalent benefits and incentives."

        We are currently in the process of establishing, subject to regulatory approvals, new Delivery Centers in four cities in India that would be eligible for these benefits. We do not presently know what percentage of our operations or income in India will be eligible for a tax holiday under the SEZ legislation, as it will depend on how much of our business can be conducted at the qualifying locations, and on how much of such business is considered new business under the SEZ legislation. Also, because this is new legislation that is in the process of being implemented, there is continuing uncertainty as to the interpretation of the law and the ability to obtain the required governmental and regulatory approvals. This uncertainty may delay implementation of our proposed SEZ sites. In view of the above, we expect that our effective tax rate will increase over the next few years and that such increase may be material.

        The Government of India may assert that certain of our clients have a "permanent establishment" in India by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

        The Government of India has recently enacted a fringe benefit tax on the exercise of share options granted to employees based in India. This tax is payable by the issuer of the share options and recoverable at the option of the issuer from its employees. Depending on the number of options exercised by our employees, this tax may materially and adversely impact our results of operations, although it would not affect cash flow if fully recovered from employees.

        Transfer pricing.    We have transfer pricing arrangements among our subsidiaries involved in various aspects of our business, including operations, marketing, sales and delivery functions. U.S. and Indian transfer pricing regulations, as well as the regulations applicable in the other countries in which we operate, require that any international transaction involving affiliated enterprises be made on arm's-length terms. We consider the transactions among our subsidiaries to be on arm's-length pricing terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

        Other taxes.    We have operating subsidiaries in other countries, including China, Hungary, Mexico, the Netherlands, the Philippines, Romania, Spain, the United Kingdom and the United States, as well as sales and marketing subsidiaries in certain jurisdictions including the United States and the United Kingdom, which are subject to tax in such jurisdictions. We have moved certain of our marketing operations from Luxembourg to the United States effective January 31, 2007, which may result in an increase in taxes on income attributable to such operations.

        The Government of China recently enacted amendments to the tax laws applicable to our operations that may increase the applicable tax rate from 15% to 25%, subject to detailed implementation rules which are still awaited. Depending upon the final application of these proposals and the growth of our business in China, the effect on our overall tax rate could be material.

        The Government of Mexico recently enacted the IETU tax, or "Flat Tax", effective January 1, 2008. A Presidential Decree was issued in 2007, which mitigates the impact of the Flat Tax on the Maquiladora industry in which we operate in Mexico. The Flat Tax therefore does not currently have a material adverse effect on our businesses in Mexico.

        Our ability to repatriate surplus earnings from our Delivery Centers in a tax-efficient manner is dependent upon interpretations of local law, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate.

        Tax audits.    Our tax liabilities may also increase, including due to accrued interest and penalties, if the applicable income tax authorities in any jurisdiction, during the course of any audits, were to disagree with any of our tax return positions. Through the period ended December 30, 2004, we have an indemnity from GE for any additional taxes attributable to periods prior to the 2004 Reorganization.

The 2004 Reorganization

        As noted above, the 2004 Reorganization was consummated on December 30, 2004, pursuant to which we became an independent company. The 2004 Reorganization has been accounted for under the purchase method under SFAS 141 Business Combinations which resulted in a new basis of accounting. The total purchase consideration was $780 million. The allocation of the total consideration to the fair values of the net assets acquired resulted in goodwill of $485.2 million and intangible assets of $223.5 million. The intangible assets are being amortized over periods ranging from 1-10 years. As a result, for periods after December 31, 2004, we have had, and will continue to have, significant non-cash charges related to the amortization of such intangible assets. See notes 1 and 9 to our consolidated financial statements.

        In connection with the 2004 Reorganization, we incurred indebtedness of $180 million, of which $156.9 million was paid to various GE entities to acquire the operations in India, Mexico, China, the United States and elsewhere that then constituted our business.

        Prior to the 2004 Reorganization, the financial statements of the various entities were presented on a combined basis as all the entities were under the common control of GE. Because the application of purchase accounting in connection with the 2004 Reorganization created a new basis of accounting, the financial statements and financial data in this Annual Report for periods prior to the 2004 Reorganization are not directly comparable to those for periods after December 31, 2004. See also note 1 to our consolidated financial statements.

The 2007 Reorganization

        Genpact Limited was incorporated in Bermuda on March 29, 2007 as a subsidiary of GGH with the intent of making it the new holding company of our business. On July 13, 2007, Genpact Limited effectuated a transaction that resulted in the shareholders of GGH exchanging their common shares in GGH for common shares of Genpact Limited, and the shareholders of Genpact Global (Lux) S.à.r.l., or GGL, exchanging their preferred and common shares in GGL for common shares of Genpact Limited. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH.

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

        The effect of the exchange of common shares of the Company in the 2007 Reorganization with the common shares of GGH has been retrospectively applied to stockholders' equity and per share amounts in the consolidated financial statements. This retrospective application had no material effect on other amounts. The effect of the exchange of preferred shares in the 2007 Reorganization has been applied to stockholders' equity and per share amounts in the consolidated financial statements from the effective date of the 2007 Reorganization. The accompanying financial statements reflect the 2007 Reorganization as a change in reporting entity (Genpact Limited) at historical cost for purposes of the rules and regulations of the SEC.

Acquisitions

        From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities or other assets as consideration. In December 2007, we acquired Axis Risk Consulting Services Private Limited, a risk consulting firm providing a variety of risk assurance services, for cash consideration of Indian rupees 178,441,778 (approximately $4.5 million) and 143,453 common shares of the Company. Genpact has the right to repurchase up to 94,610 of the common shares issued as part of the purchase consideration at $1 per share if any of the Axis sellers now employed by Genpact cease to be Genpact employees at any time prior to March 31, 2011. The fair value of the remaining 48,843 common shares issued to the Axis sellers was $0.7 million as of December 2007. The total purchase consideration amounted to $5.3 million including acquisition related expenses and cash acquired. In March 2007, we acquired E-Transparent B.V. and certain related entities, which are controlling partners in a partnership known as ICE, a SAP enterprise solution provider, for cash consideration of euro 11.7 million (approximately $15.4 million) and 1,442,316 common shares of the Company with an estimated fair value as of March 2007 of $23.3 million. The total purchase consideration amounted to $45.3 million including acquisition related expenses and cash acquired. Certain partners, which we refer to as the Continuing Partners, retained an equity interest in ICE. As a result there is a minority interest in our income statement commencing with the first quarter of 2007, the size of which varies from period to period depending on the contribution of ICE to our results as well as the portion of the ICE business that relates to the Continuing Partners' activities. In connection with the ICE transaction we will be obligated to pay the sellers of E-Transparent B.V. and related entities an additional cash amount in 2009 not to exceed euro 15.6 million (approximately $23.1 million) if certain profitability targets are met. In August 2006, we acquired MoneyLine Lending Services, Inc. (now called Genpact Mortgage Services), a provider of mortgage origination and fulfillment services, for cash consideration of approximately $14.3 million. The sale agreement with the sellers of Genpact Mortgage Services provides that an additional cash amount, not to exceed $10 million, is payable in 2008 if certain revenue and profitability targets are met. We currently do not expect that any amounts will be payable by us under such provision. In August 2005, we acquired all the outstanding capital stock of Creditek Corporation, which provided us with an order-to-cash and receivables management business, for cash consideration of approximately $14.4 million. All four acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquisitions are reflected in our financial statements from the respective dates of acquisition.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The notes to the financial statements contain a summary of our significant accounting policies. Set forth below are our critical accounting policies under U.S. GAAP.

        Revenue recognition.    As discussed above, we derive revenues from our services which are provided on a time and materials and a fixed-price basis. Revenues derived from time-and-materials contracts are recognized as the related services are performed. In the case of fixed-price contracts, including those for application maintenance and support services, revenues are recognized ratably over the term of the contracts. Revenues with respect to fixed-price contracts for development of software are recognized on a percentage of completion basis. Guidance has been drawn from paragraph 95 of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, to account for revenue from fixed price arrangements for software development and related services in conformity with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This method of revenue recognition has been used because management considers this to be the best available measure of progress on these contracts as there is a direct relation between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

        For our time and materials contracts, we recognize revenue from services when persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured. If we receive a cash payment in respect of services prior to the time a contract is signed, we recognize this as an advance from a client until such time as the contract is signed, it becomes revenue to the extent the services are rendered.

        We defer the revenues that are for the transition of services to our Delivery Centers (which revenues may include reimbursement of transition costs) and the related costs over the period during which we expect to benefit from these costs, which is currently estimated to be three years. Further, the deferred costs are limited to the amount of the deferred revenues.

        Revenues are reported net of value-added tax, business tax and applicable discounts and allowances. Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred.

        Our accounts receivable include amounts for services that we have performed and for which an invoice has not yet been issued to the client. We follow a 30-day billing cycle and, as such, there may be at any point in time up to 30 days of revenues which we have accrued but not yet billed. These are disclosed as part of accounts receivable.

        Business combinations, goodwill and other intangible assets.    Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, all assets and liabilities of the acquired businesses including goodwill are assigned to reporting units.

        Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on September 30, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

        Intangible assets acquired individually, or with a group of other assets in a business combination, are carried at a cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	3–10 years
Marketing-related intangible assets	1–5 years
Contract-related intangible assets	1 year

        Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

        Derivative instruments and hedging activities.    We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies and interest rate risk. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We designate derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS No. 133. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), net of tax until the hedged transactions occur and are then recognized in the statement of income. Changes in the fair value for other derivative contracts and the ineffective portion of hedging instruments are recognized in the statement of income of each period and are included in foreign exchange (gains) losses, net and other income (expense), net, respectively.

        We formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions with respect to derivatives designated as hedges. In addition, we formally assess both at the inception of the hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we will prospectively discontinue hedge accounting with respect to that derivative.

        In all situations in which hedge accounting is discontinued and the derivative is retained, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent change in its fair value in the consolidated statement of income. When it is probable that a forecasted transaction will not occur, we discontinue the hedge accounting and recognize immediately in the consolidated statement of income the gains and losses attributable to such derivative that were accumulated in other comprehensive income.

        Income taxes.    Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their tax bases and operating losses carried forward, if any. Deferred tax assets and liabilities are measured using legislatively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the legislative enactment date. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income. In the case of an entity which benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse after the expiration of the tax holiday.

        We also evaluate potential exposures related to tax contingencies or claims made by the tax authorities in various jurisdictions and determine if a reserve is required. A reserve is recorded if we believe that a loss is more likely than not and the amount can be reasonably estimated. These reserves are based on estimates and subject to changing facts and circumstances considering the progress of ongoing audits, case law and new legislation. We believe that the reserves established are adequate in relation to any possible additional tax assessments.

        We plan to indefinitely reinvest the undistributed earnings of foreign subsidiaries or have the ability to repatriate in a tax-free manner and, accordingly, do not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated.

        We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for income tax expense did not change. There is no impact of the adoption of FIN 48 on the Company's financial position and results of operations.

        Retirement benefits.    Contributions to defined contribution plans are charged to consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. In accordance with SFAS No. 87, Employers' Accounting for Pensions, the liability in respect of defined benefit plans is calculated annually by the Company using the projected amount credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. We recognize the liabilities for compensated absences in accordance with SFAS No. 43, Accounting for Compensated Absences.

        As of December 31, 2006, we adopted SFAS No. 158, Employer's Accounting for Defined Benefit Pensions and Other Post Retirement Benefits. On adoption of SFAS No.158, we recorded the funded status of its defined benefit pension and post retirement plan as a liability on its consolidated balance sheet with a corresponding offset, net of taxes, recorded in accumulated other comprehensive income within stockholder's equity resulting in an after tax decrease in equity of $0.9 million.

        Stock-Based compensation expense.    Effective January 1, 2006, we adopted SFAS No. 123(R), Share Based Payment ("SFAS No. 123(R)"), following the prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based awards based on the grant date fair value determined under the Black-Scholes Model of those awards. Upon adopting SFAS No. 123(R), we began to recognize compensation expense for stock options net of estimated forfeitures. Stock-based compensation recognized in the consolidated statement of income for the years ended December 31, 2006 and 2007 is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. SFAS No. 123(R) required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the prospective transition method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption.

        Prior to adoption of SFAS No. 123(R), we followed the minimum value method of SFAS No. 123, Accounting for Stock Based Compensation, to account for its stock-based awards. Under this method, compensation expense was recorded on the date of grant if the fair value of the underlying stock on date of grant exceeded the present value of the stock options on the date of grant. We amortize the cost using the accelerated method of cost recognition. As required under the prospective transition method, for the portion of awards outstanding at the date of initial application of SFAS No. 123(R), the Company continues to apply the minimum value method. For awards granted after the adoption of SFAS 123(R), we elected to amortize the compensation cost on a straight-line basis over the vesting period.

        Effective April 1, 2007, an amendment has been made in the proviso of Section 115WB(1) of the Indian Income Tax Act to subject specified securities allotted or transferred by an employer to its employees resident in India to fringe benefit tax, or FBT. The employer liability for FBT arises at the time securities are issued to the employee upon exercise of a stock option. The employer may collect the FBT payable in connection with a stock option exercise from the relevant employees. The amount collected from the employee is deemed to increase the exercise price payable by the employee.

Results of Operations

        The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the years ended December 31, 2005, 2006 and 2007.

	Year Ended December 31,
	2005		2006		2007
	(dollars in millions)
Net revenues—GE	$449.7	91.4%	$453.3	73.9%	$481.0	58.5%
Net revenues—Global Clients	42.2	8.6%	158.3	25.8%	340.2	41.3%
Other revenues	—	—	1.5	0.2%	1.5	0.2%
Total net revenues	491.9	100%	613.0	100%	822.7	100.0%
Cost of revenue	304.0	61.8%	360.9	58.9%	515.5	62.7%
Gross profit	187.9	38.2%	252.2	41.1%	307.2	37.3%
Operating expenses
Selling, general and administrative expenses	117.5	23.9%	159.2	26%	231.3	28.1%
Amortization of acquired intangible assets	47.0	9.6%	41.7	6.8%	36.9	4.5%
Foreign exchange (gains) losses, net	12.8	2.6%	13.0	2.1%	(43.6)	5.3%
Other operating income	(6.2)	1.3%	(4.9)	0.8%	(4.3)	0.5%
Income from operations	16.9	3.4%	43.2	7%	86.8	10.6%
Other income (expense), net	(6.1)	1.2%	(9.2)	1.5%	(5.2)	0.6%

Income before share of equity in earnings/loss of affiliate, minority interest and income taxes	10.7	2.2%	33.9	5.5%	81.6	9.9%
Equity in (earnings)/loss of affiliate	—	—	—	—	0.3	0.0
Minority interest	—	—	—	—	8.4	1.0
Income taxes expense (benefit)	(6.4)	1.3%	(5.9)	1%	16.5	2.0%
Net income	$17.1	3.5%	$39.8	6.5%	$56.4	6.9%

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

        Net revenues.    Our net revenues increased by $209.6 million or 34.2%. More than 90% of this increase in our net revenues is attributable to growth with existing clients. The number of client relationships that accounted for $5 million or more of net revenues increased to 18 from 7 in 2006. Net revenues also increased because of the acquisition of ICE in the first quarter of 2007.

        Net revenues from GE increased by $27.7 million or 6.1%. As described above under "—Classification of Certain Net Revenues," certain businesses in which GE has ceased to be a 20% shareholder in 2007 were classified as Global Client net revenues that had been GE revenues in 2006. In 2007, $14.2 million of net revenues from such divested businesses were classified as Global Client net revenues in 2007 and were classified as GE revenues in 2006. GE revenues for 2007 grew 11.0% over 2006, prior to adjustments for such dispositions by GE. Notwithstanding a reduction in GE net revenues resulting from this reclassification, our net revenues from GE increased, primarily as a result of increases in the volume of services provided to GE. This was attributable primarily to entering into new SOWs and to a lesser extent increasing the volume of services provided under existing SOWs. While net revenues from GE grew in absolute terms, such revenues declined as a percentage of our total net revenues from 73.9% in 2006 to 58.5% in 2007, due to growth in revenues from our Global Clients.

        Net revenues from Global Clients increased by $181.9 million or 114.9%. This increase resulted from revenues from several new clients with which we entered into MSAs in 2005, 2006 and 2007. In addition, a portion of the overall increase (approximately $7.1 million) was attributable to the full year inclusion of the results of MoneyLine Lending Services, Inc. (now called Genpact Mortgage Services), which we acquired in August 2006 and which accounted for $3.3 million in net revenues in 2006. Approximately $34.5 million of net revenues were attributable to our acquisition of ICE in March 2007. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 25.8% in 2006 to 41.3% in 2007. Adjusted for the described dispositions by GE, organic growth, or growth excluding acquisitions, from Global Client revenues was 74.1%.

        Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Year Ended December 31,
	2006		2007
	(dollars in millions)
Personnel expenses	$223.4	36.4%	$320.6	39.0%
Operational expenses	109.3	17.8	157.4	19.1
Depreciation and amortization	28.1	4.6	37.5	4.6

Cost of revenue	$360.9	58.9%	$515.5	62.7%

        Cost of revenue increased by $154.6 million or 42.8%. As a percentage of net revenues, cost of revenue increased by 3.8%. The increase in both absolute amount and as a percentage of net revenues is primarily attributable to the appreciation of the Indian rupee against the U.S. Dollar in 2007. The impact of exchange fluctuation is largely offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position as discussed below under the heading "Foreign exchange (gains)/losses, net".

        The largest component of the increase in cost of revenue was personnel expenses which increased by $97.2 million, or 43.5%. Such increase reflected the general growth of our business. Personnel expenses as a percentage of net revenues increased from 36.4% in 2006 to 39.0% in 2007, primarily due to the impact of foreign exchange fluctuation.

        In addition, operational expenses increased by $48.0 million. The increase in both absolute amount and as a percentage of net revenues is attributable to foreign exchange fluctuation, increase in facilities maintenance expenses, travel and living costs and communication expenses as a result of volume growth, the acquisition of ICE, and the opening of new Delivery Centers, including dedicated Delivery Centers with excess capacity for new Global Clients in anticipation of performing additional services in the future for those clients as a result of general volume growth. As a percentage of net revenues, operational expenses increased from 17.8% in 2006 to 19.1% in 2007.

        As a result of the foregoing, our gross profit increased by $55.1 million or 21.8% and our gross margin decreased from 41.1% in 2006 to 37.3% in 2007.

        Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Year Ended December 31,
	2006		2007
	(dollars in millions)
Personnel expenses	$107.1	17.5%	$151.2	18.4%
Operational expenses	45.3	7.4	70.0	8.5
Depreciation and amortization	6.8	1.1	10.2	1.2

Selling, general and administrative expenses	$159.2	26.0%	$231.3	28.1%

        Selling, general and administrative expenses increased by $72.1 million or 45.3%. This was primarily due to an increase in personnel expenses, which increased by $44.1 million, or 41.1%. As a percentage of net revenues, SG&A expenses increased from 26.0% in 2006 to 28.1% in 2007 and personnel expenses increased from 17.5% in 2006 to 18.4% in 2007. This increase is attributable to foreign exchange fluctuation, consisting mainly of the appreciation of the Indian rupee against the U.S. Dollar in 2007. The impact of exchange fluctuation is largely offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position as discussed under the heading "Foreign exchange (gains)/losses, net".

        The operational expenses component of SG&A expenses increased by $24.7 million. As a percentage of net revenues, such costs marginally increased from 7.4% in 2006 to 8.5% in 2007. The absolute increase reflected increases in facilities maintenance expenses, travel and living expenses and communications expenses. The increase also reflected a higher charge of $12.7 million in 2007 compared to $4.5 million in 2006 for stock based compensation. In addition, these increases included certain professional fees and other expenses related to acquisition activity, fees relating to being a public company and a $1.6 million provision in our mortgage business reserved for potential loan put backs and estimated loss on loans held for sale as of December 31, 2007. Depreciation and amortization expenses also increased in absolute terms. The increase in operational expenses and depreciation and amortization expenses, in addition to the impact of the foreign exchange fluctuations, reflected general growth of the business, including the opening of new Delivery Centers to support future growth.

        Amortization of acquired intangibles.    In 2007, we continued to incur significant non-cash charges consisting of the amortization of acquired intangibles resulting from the 2004 Reorganization. Although such charges declined by $4.8 million compared to 2006, they remained substantial at $36.9 million or 4.5% of net revenues.

        Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $43.6 million for 2007 compared to a loss of $13.0 in 2006. This increase was primarily as a result of the movement of the Indian rupee against the U.S. Dollar relative to our hedged position in 2007. This gain largely offsets the increases in our cost of revenues and SG&A expenses due to foreign exchange fluctuation.

        Other operating income.    Other operating income, which consists of payments from GE for the use of our Delivery Centers and certain support functions for services that they manage and operate with their own employees, declined by $0.7 million in 2007. We do not recognize these payments as net revenues because GE manages and operates these services; however, our costs are included in cost of revenue and SG&A.

        Income from operations.    As a result of the foregoing factors, income from operations increased by $43.7 million to $86.8 million. As a percentage of net revenues, income from operations increased from 7.0% in 2006 to 10.6% in 2007.

        Other income (expense), net.    Other expense, net decreased by $4.0 million from $9.2 million in 2006 to $5.2 million in 2007. This decrease was primarily driven by higher interest income of $6.6 million relating to the proceeds of our initial public offering compared to $1.5 million in 2006.

        Income before share of equity in earnings/loss of affiliate, minority interest and income taxes.    As a result of the foregoing factors, income before income taxes increased by $47.7 million or from 5.5% of net revenues in 2006 to 9.9% of net revenues in 2007.

        Equity in (earnings)/loss of affiliate.    This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc.

        Minority interest.    The minority interest is due to the acquisition of ICE in 2007. It represents the apportionment of profits to the minority partners in ICE.

        Income taxes.    Our income tax expense increased from a $5.9 million benefit for 2006 to a $16.5 million expense for 2007. The principal components of this increase were (i) $13.5 million resulting from the partial expiration of our tax holiday in India as of March 31, 2007 and Indian taxes on interest income, (ii) $1.3 million net benefit resulting from the recomputation of our existing deferred tax assets and liabilities at U.S. Federal and state tax rates pursuant to restructuring of our legal entities as of October 1, 2007, in accordance with the provisions of SFAS 109 and (iii) $1.4 million income taxes relating to ICE.

        Net income.    As a result of the foregoing factors, net income increased by $16.7 million from $39.8 million in 2006 to $56.4 million in 2007. As a percentage of net revenues, our net income was 6.5% in 2006 and 6.9% in 2007.

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

        Net revenues.    Our net revenues increased by $121.2 million or 24.6%. This increase resulted from increased net revenues from GE and Global Clients.

        Net revenues from GE increased by $3.6 million or 0.8%. As described above under "—Classification of Certain Net Revenues," two insurance businesses in which GE ceased to be a 20% shareholder in 2006 generated total net revenues of $47.4 million in 2005, of which $44.8 million was classified as GE net revenues and $2.6 million was classified as Global Client net revenues, and total net revenues of $46.4 million in 2006, of which $7.0 million was classified as GE net revenues and $39.3 million was classified as Global Client net revenues. Notwithstanding a reduction in GE net revenues resulting from this classification, our net revenues from GE in 2006 increased primarily as a result of increases in the volume of services provided to GE. This was attributable primarily to entering into new SOWs and to a lesser extent increasing the volume of services provided under existing SOWs. While net revenues from GE grew in absolute terms, such revenues declined as a percentage of our total net revenues from 91.4% in 2005 to 73.9% in 2006, due to growth in revenues from our Global Clients.

        Net revenues from Global Clients increased by $116.1 million or 274.9%. This increase resulted from revenues from several new clients with which we entered into MSAs in 2005. In addition, a portion of the overall increase (approximately $15.3 million) was attributable to the full year inclusion of the results of Creditek, which we acquired in August 2005 and which accounted for $7.5 million in net revenues in 2005. Approximately $3.3 million of net revenues were attributable to our acquisition of MoneyLine Lending Services, Inc. (now called Genpact Mortgage Services) in August 2006. A portion was also related to GE ceasing to be a 20% shareholder in certain businesses as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 8.6% in 2005 to 25.8% in 2006.

        Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Year Ended December 31,
	2005		2006
	(dollars in millions)
Personnel expenses	$186.8	38.0%	$223.4	36.4%
Operational expenses	89.5	18.2%	109.3	17.8%
Depreciation and amortization	27.7	5.6%	28.1	4.6%

Cost of revenue	$304.0	61.8%	$360.9	58.9%

        Cost of revenue increased by $56.9 million or 18.7%. As a percentage of net revenues, cost of revenue declined by 2.9%. The largest component of the increase in cost of revenue was personnel expenses which increased by $36.6 million, or 19.6%. Such increase reflected the general growth of our business. Personnel expenses as a percentage of net revenues declined from 38.0% in 2005 to 36.4% in 2006, which reflected the efficiencies in our workforce that we realized as we expanded our business.

        In addition, operational expenses increased by $19.8 million. This increase reflected an increase in facilities management expenses due to the opening of new Delivery Centers, including dedicated Delivery Centers with excess capacity for new Global Clients in anticipation of performing additional services in the future for those clients. The operational expenses increases also reflected an increase in travel and living costs as a result of general volume growth. These increases were offset by a reduction in communications expenses as a result of a decline in overall telecommunications prices. As a percentage of net revenues, operational expenses decreased from 18.2% in 2005 to 17.8% in 2006.

        As a result of the foregoing, our gross profit increased by $64.2 million or 34.2% and our gross margin increased from 38.2% in 2005 to 41.1% in 2006.

        Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Year Ended December 31,
	2005		2006
	(dollars in millions)
Personnel expenses	$70.9	14.4%	$107.1	17.5%
Operational expenses	43.0	8.7%	45.3	7.4%
Depreciation and amortization	3.5	0.7%	6.8	1.1%

Selling, general and administrative expenses	$117.5	23.9%	$159.2	26.0%

        Selling, general and administrative expenses increased by $41.7 million or 35.5%. This was primarily due to an increase in personnel expenses, which increased by $36.2 million or 51.1%. As a percentage of net revenues, SG&A expenses increased from 23.9% in 2005 to 26.0% in 2006 and personnel expenses increased from 14.4% in 2005 to 17.5% in 2006. These increases reflected the expenditures related to our efforts to expand and diversify our client base. In 2006, we continued to build the management and support capabilities we need to operate as an independent company and continued to build our business development function. Our results in 2006 reflected the full year effect of management, support and business development personnel hired at various times in 2005 as well as those hired in 2006.

        The operational expenses component of SG&A expenses increased by $2.3 million. As a percentage of net revenues, such costs decreased from 8.7% in 2005 to 7.4% in 2006. The absolute increase reflected increases in facilities maintenance expenses, travel and living expenses and communications expenses. Depreciation and amortization expenses also increased in absolute terms and as a percentage of net revenues. The increase in operational expenses and depreciation and amortization expenses reflected general growth of the business, including the opening of new Delivery Centers to support future growth.

        Amortization of acquired intangibles.    In 2006, we continued to incur significant non-cash charges consisting of the amortization of acquired intangibles resulting from the 2004 Reorganization. Although such charges declined by $5.3 million compared to 2005, they remained substantial at $41.7 million or 6.8% of net revenues.

        Foreign exchange (gains) losses, net.    We realized a foreign exchange loss of $13.0 million in 2006 as a result of the movement of the Indian rupee against the U.S. dollar relative to our hedged position.

        Other operating income.    Other operating income, which consists of payments from GE for the use of our Delivery Centers and certain support functions for services that they manage and operate with their own employees, declined by $1.3 million in 2006. We do not recognize these payments as net revenues because GE manages and operates these services; however, our costs are included in cost of revenue and selling, general and administrative expenses.

        Income from operations.    As a result of the foregoing factors, income from operations increased by $26.3 million to $43.2 million. As a percentage of net revenues, income from operations was 3.4% in 2005 and 7.0% in 2006.

        Other income (expense), net.    Other expense, net increased by $3.1 million from $6.1 million in 2005 to $9.2 million in 2006, due to the amortization of debt issuance expenses in relation to the refinancing of the existing long-term debt. In 2006, we repaid a portion of our long-term debt in connection with a refinancing of our debt and terminated the swap. The repayment of our long-term debt also reduced our interest expense on long-term debt. However, our overall interest expense increased due to an increase in outstanding short-term debt.

        Income before income taxes.    As a result of the foregoing factors, income before income taxes increased by $23.2 million or from 2.2% of net revenues in 2005 to 5.5% of net revenues in 2006.

        Income taxes.    We booked a net benefit for income taxes in 2005 and 2006 in the amounts of $6.4 million and $5.9 million, respectively. This net benefit is due principally to the fact that we have incurred losses (including losses attributable to the amortization of intangibles, and in 2005, to losses on derivatives) in jurisdictions where the statutory tax rate is higher than that applicable to most of our income, as a result of the application of tax holidays and other tax benefits.

        Net income.    As a result of the foregoing factors, net income increased by $22.7 million from $17.1 million in 2005 to $39.8 million in 2006. As a percentage of net revenues, our net income was 3.5% in 2005 and 6.5% in 2006.

Seasonality

        Our financial results may vary somewhat from period to period. Our revenues are typically higher in the third and fourth quarters than the other quarters, as a result of several factors. We generally find that more contracts for software and IT services are signed in the first quarter as corporations begin new budget cycles. Volumes under such contracts then increase as the year progresses. In addition, revenues for collections services, as well as transaction processing, are often higher in the latter half of the year as our clients have greater demand for our services.

        The following table presents unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information contains all adjustments necessary to fairly present this information. The comparison of results for the first quarter of 2007 with the fourth quarter of 2006 reflects the foregoing factors. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

	Three months period ended,
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(unaudited) (dollars in millions, except per share data)
Statement of income data:
Total net revenues	$176.0	$200.5	$214.6	$231.6
Cost of revenue	109.9	128.5	133.1	144.0
Gross profit	66.1	72.0	81.5	87.7
Income from operations	10.6	19.6	25.6	31.1
Income before share of equity in earnings/loss of affiliate, minority interest and income taxes	7.0	16.1	24.9	33.6
Net income	$1.8	$7.1	$16.3	$31.2

	Three months period ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(unaudited) (dollars in millions, except per share data)
Statement of income data:
Total net revenues	$131.9	$141.0	$162.4	$177.8
Cost of revenue	78.0	85.8	93.5	103.6
Gross profit	53.9	55.2	68.9	74.2
Income from operations	4.2	7.4	15.0	16.6
Income before share of equity in earnings/loss of affiliate, minority interest and income taxes	3.6	4.8	10.8	14.7
Net income	$5.1	$7.0	$12.8	$14.9

Liquidity and Capital Resources

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

        Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
	2005	2006	2007
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$106.7	$36.6	$150.0
Investing activities	(84.9)	(49.5)	(115.3)
Financing activities	(26.5)	2.6	181.2

Net increase (decrease) in cash and cash equivalents	$(4.6)	$(10.3)	$215.9

        Cash flow from operating activities.    Our net cash provided by operating activities increased by $113.4 million from $36.6 million in 2006 to $150.0 million in 2007. Much of the increase relates to certain non-recurring events in 2006 discussed below which reduced our 2006 net cash provided by operating activities. In addition, our net income adjusted for amortization and depreciation and other non-cash items grew by $46.2 million. Finally, operating assets and liabilities decreased by $67.3 million primarily due to a reduction of loans held for sale by Genpact Mortgage Services of $14.4 million and better management of receivables.

        Our net cash provided by operating activities decreased by $70.2 million in 2006 compared to 2005. This primarily reflected the fact that accounts receivable increased by $64.0 million in 2006 compared to an increase of $43.6 million in 2005, partially offset by the fact that accrued expenses and other liabilities increased by only $1.2 million in 2006 compared to an increase of $51.8 million in 2005. These effects were offset in part by the fact that our net income increased by $22.7 million in 2006 compared to 2005. The increase in accounts receivable consisted of an increase of $33.0 million in accounts receivable from GE, and an increase of $33.9 million in accounts receivable from Global Clients. GE receivables have increased since our separation from GE because we were no longer included in GE's internal inter-corporate payments system. The increase in accounts receivable from

Global Clients reflects the increase in Global Clients following the separation from GE. The increase in accrued expenses and other liabilities was less than the 2005 level, which was much higher than in 2004 because, following the 2004 Reorganization, we incurred certain expenses as an independent company that we did not previously have.

        Cash flow from investing activities.    Our net cash used in investing activities was $115.3 million in 2007 compared to $49.5 million in 2006. We invested $32.5 million of our IPO proceeds and cash from operations in short term deposits with a significant shareholder compared to a reduction of short term deposits $34.8 million in 2006. We invested $65.9 million in purchases of property, plant and equipment in connection with the opening of new Delivery Centers, including acquiring land which is intended to be used for SEZ qualifying operations. We paid $15.0 million as part payment for the acquisition of ICE in March 2007 and $4.6 million as part payment for Axis in December 2007, in each case including acquisition-related expenses and net of cash acquired.

        Our net cash used in investing activities decreased by $35.4 million in 2006 compared to 2005 due to a reduction in intercorporate deposits. We used this cash for operating activities and investments for purchases of property, plant and equipment of $79.2 million in connection with the opening of new Delivery Centers.

        We expect capital expenditures in 2008 to relate primarily to our expansion plans, including acquiring additional SEZ land and building new Delivery Centers. We have committed $18.5 million under agreements relating to the capital expenditures.

        Cash flow from financing activities.    Our net cash provided by financing activities was $181.2 million in 2007, compared to $2.6 million in 2006. Our principal source of cash from financing activities was proceeds from the issuance of common shares in our initial public offering of $294.5, net of expenses of $9 million, partly used to repay our short term debt of $83.0 million as of December 31, 2006. In addition, the net cash uses were the repayment of long-term debt (current portion), net repurchase of common and preferred stock and payment to minority partners of ICE.

        Our net cash provided by financing activities was $2.6 million in 2006, compared to net cash used in financing activities of $26.5 million in 2005. Our principal source of cash from financing activities was the incurrence of $83.0 million of short term debt in 2006. Principal uses were the net repayment of long-term debt of $29.1 million in 2006 at the time of the refinancing and restructuring of the long term debt facility. In 2006, we also repurchased stock from GE for $50.0 million.

Financing Arrangements

        Total debt excluding capital lease obligations was $123.7 million at December 31, 2007 compared to $226.0 million at December 31, 2006 and $157.9 million at December 31, 2005. Approximately $118.7 million of this indebtedness at December 31, 2007 represented long-term debt incurred to finance the 2004 Reorganization, approximately $3.9 million of this indebtedness as of December 31, 2007 represented a financing arrangement entered into with GE to purchase software licenses and approximately $1.2 million represented a financing arrangement with Ross Capital. We paid all short term indebtedness with a portion of the net proceeds received upon closing of the Company's initial public offering.

        The weighted average rate of interest with respect to outstanding long-term loans was 4.3%, 6.2% and 6.3% for the years ended December 31, 2005, 2006 and 2007, respectively. We did not incur any long-term debt until December 30, 2004.

        We incurred $180 million of long-term indebtedness in connection with the 2004 Reorganization. This indebtedness was restructured in 2006 and has been reduced to $118.7 million as of December 31, 2007. We are obligated to repay such indebtedness in annual installments, with the final maturity in 2011. The agreement contains restrictive covenants, such as requiring lender consent for, among other things, the creation of any liens on any of our property, assets or revenues, the incurring of further indebtedness, the making of or holding of any investments, dispositions of assets, the declaration of any dividends, engaging in any substantially different material line of business, transactions with affiliates and entering into certain agreements. In addition, we must comply with financial covenants pertaining to interest coverage, leverage and the positive net worth of our Indian business. This debt is also secured by a charge over substantially all of our property and assets including but not limited to our equipment, goods, accounts receivable, real estate, bank accounts and our other current assets. As of the date of this Annual Report, we believe that we are in full compliance with all the covenants and undertakings as described above.

        We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of December 31, 2007, short-term credit facilities available to the company aggregated $145 million, which are under the same agreement as our long-term debt facility. As of December 31, 2007, a total of $6.3 million was utilized, which represented nonfunded draw down. Prior to January 1, 2005, affiliates of GE provided us with short-term borrowing facilities.

Off-Balance Sheet Arrangements

        Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see the Risk Factor entitled "Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition," "—Contractual Obligations" below and note 6 of our consolidated financial statements.

Contractual Obligations

        The following table sets forth our total future contractual obligations as of December 31, 2007:

	Payments Due by Period (dollars in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$20.9	$77.4	$25.4	$—	$123.7
Capital leases	1.9	2.8	0.3	—	5.0
Operating leases	23.4	53.2	85.6	—	162.2
Purchase obligations	5.3	—	—	—	5.3
Capital commitments net of advances	18.5	—	—	—	18.5
Other long-term liabilities(1)	13.8	14.1	5.6	9.1	42.5

Total contractual cash obligations	$83.7	$147.4	$116.9	$9.1	$357.2

(1)
Excludes $11.9 million towards uncertain tax positions calculated in accordance with FIN 48. The Company currently estimates that the total unrecognized tax benefits will be decreased by an amount ranging from $5.0 million to $7.0 million over the next 12 months. For such other amount, the extent of the amount and timing of payment or cash settlement is not reliably estimatable or determinable, at present.

Recent Accounting Pronouncements

  Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines 'fair value', establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. This statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 beginning on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB approved FSP 157-2, which grants a one-year deferral of SFAS 157's fair-value measurements requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. The Company believes that the adoption of SFAS 157 will not have a material impact on the Company's financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. SFAS No 159 is expected to expand the use of fair value measurement in the preparation of the financial statements. However, SFAS No 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company is currently evaluating the impact of SFAS No 159 on its consolidated financial statements and will adopt the provisions of SFAS No 159 for the fiscal year beginning January 1, 2008.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which is a revision of SFAS 141, Business Combinations. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to comply with the provisions of SFAS 141R for acquisitions made in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent's equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements and will adopt the provisions of SFAS No. 160 for the fiscal year beginning January 1, 2009.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

  Foreign Currency Risk

        Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 80% in fiscal 2007) are received in U.S. dollars. We also receive revenues in Chinese renminbi, Australian dollars, euros, U.K. pound sterling and Japanese yen. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, receivables and payables. Based on the results of our European operations for fiscal 2007, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the euro against the U.S. dollar would have increased/decreased our revenues in fiscal 2007 by approximately $4 million. Similarly, a 5.0% depreciation in the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2007 by approximately $18 million. Conversely, a 5.0% appreciation in the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2007 by approximately $19 million.

        We have sought to reduce the effect of any Indian rupee-U.S. dollar, Chinese renmimbi-Japanese yen and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts and foreign exchange options to cover a portion of our expected cash flows. These instruments typically have maturities of one to three years. We use these instruments as economic hedges and not for speculative purposes and most of them qualify for hedge accounting under SFAS 133. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China limit the maturity of such arrangements to three years, and the laws of India limit the booking of forward contracts for hedging against exchange rate fluctuations up to an amount equal to the amount required, based on past performance. We may not be able to purchase contracts adequate to insulate ourselves from Indian rupee-U.S. dollar and Chinese renminbi-Japanese yen foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange (gains) losses, net."

  Interest Rate Risk

        Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2007, we had approximately $118.7 million of long-term indebtedness under our credit facility and approximately $5.0 million of long-term indebtedness from affiliates of GE and Ross Capital. Interest on our indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Based on our long-term indebtedness of $118.7 million as of December 31, 2007 a 1% change in interest rates would impact our net interest expense by $1.2 million.

  Credit Risk

        Prior to May 31, 2007, Genpact Mortgage Services, or Genpact Mortgage, funded mortgage loans with the intention of holding them on a short-term basis (typically less than 45 days) and then selling them in the secondary market. As of May 31, 2007, when it ceased funding new mortgage loans, Genpact Mortgage held mortgage loans in the aggregate principal amount of $12.8 million. As of December 31, 2007, Genpact Mortgage held mortgage loans in the aggregate principal amount of $1.5 million. Genpact Mortgage's ability to sell loans is dependent on the liquidity of the secondary mortgage market, which has recently deteriorated. As a result, Genpact Mortgage may not be able to sell loans it continues to hold and is exposed to the risk of default by borrowers.

        In connection with the sale of loans, Genpact Mortgage's practice has been to agree to repurchase a sold loan if there occurs a payment default during an agreed period of up to nine months following the sale. As of December 31, 2007, loans in the principal amount of $2.5 million were subject to such repurchase obligation. In addition, as of December 31, 2007 holders of loans in the amount of $1.6 million had given Genpact Mortgage a repurchase notice. As of January 31, 2008, no loans were subject to any repurchase obligation.

        The Company assessed the potential that it would be required to repurchase loans and determined appropriate provisions, if any, for such potential obligation by considering the type and mix of loans sold (e.g., whether sub-prime or prime), the general history and its relationship with the purchasers of the loans, loan delinquency rates, loan to value ratios, collateral quality and its historical experience.

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required by this item are listed in Item 15—"Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

        Disclosure controls and procedures are the Company's controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. This Annual Report does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item will be included in our Proxy Statement for the 2008 Annual Meeting of stockholders under the captions, "Election of Directors", "Information about Executive Officers", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007 and is incorporated by reference in this report.

Item 11.    Executive Compensation

        The information required by this Item will be included in our Proxy Statement for the 2008 Annual Meeting of stockholders under the caption, "Information about Executive and Director Compensation", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in our Proxy Statement for the 2008 Annual Meeting of stockholders under the captions, "Security Ownership Of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item will be included in our Proxy Statement for the 2008 Annual Meeting of stockholders under the caption, "Certain Relationships and Related Transactions", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007 and is incorporated by reference in this report.

Item 14. Principal Accounting Fees and Services

        The information required by this Item will be included in our Proxy Statement for the 2008 Annual Meeting of stockholders under the caption, "Independent Registered Public Accounting Firm Fees and Other Matters", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements

  The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-2 through F-52 hereof.

2.
Financial Statement Schedules

  Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.
Exhibits

  See the Exhibit Index on pages E-1 through E-3 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

GENPACT LIMITED AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Genpact Limited:

        We have audited the accompanying consolidated balance sheets of Genpact Limited (the "Company") and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

KPMG
Gurgaon, India
March 19, 2008

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

		As of December 31,
	Notes	2006	2007
Assets
Current assets
Cash and cash equivalents	4	$35,430	$279,306
Accounts receivable, net	5	43,854	99,354
Accounts receivable from a significant shareholder, net	5,27	97,397	93,307
Short term deposits with a significant shareholder	27	1,010	35,079
Deferred tax assets	25	1,144	9,683
Due from a significant shareholder	7,27	10,236	8,977
Prepaid expenses and other current assets	7	53,829	146,155

Total current assets		242,900	671,861
Property, plant and equipment, net	8	157,976	195,660
Deferred tax assets	25	1,549	2,196
Investment in equity affiliate		—	197
Customer-related intangible assets, net	9	119,680	99,257
Other intangible assets, net	9	11,908	10,375
Goodwill	9	493,452	601,120
Other assets	10	53,827	162,800

Total assets		$1,081,292	$1,743,466

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

		As of December 31,
	Notes	2006	2007
Liabilities and stockholders' equity
Current liabilities
Short-term borrowings	14	$83,000	$—
Current portion of long-term debt	15	19,383	19,816
Current portion of long-term debt from a significant shareholder	15, 27	1,131	1,125
Current portion of capital lease obligations	12	64	38
Current portion of capital lease obligations payable to a significant shareholder	12, 27	1,686	1,826
Accounts payable		9,230	12,446
Income taxes payable		1,617	7,035
Deferred tax liabilities	25	1,858	20,561
Due to a significant shareholder	13, 27	8,928	8,930
Accrued expenses and other current liabilities	13	136,949	199,663

Total current liabilities		263,846	271,440
Long-term debt, less current portion	15	118,657	100,041
Long-term debt from a significant shareholder, less current portion	15, 27	3,865	2,740
Capital lease obligations, less current portion	12	—	137
Capital lease obligations payable to a significant shareholder, less current portion	12, 27	3,067	2,969
Deferred tax liabilities	25	20,481	40,738
Due to a significant shareholder	16, 27	7,019	8,341
Other liabilities	16	39,662	63,265

Total liabilities		456,597	489,671

Minority interest	17	—	3,066
Stockholders' equity
2% Cumulative Series A convertible preferred stock, 3,077,868 and 0 authorized, issued and outstanding, $208,577 and $0 aggregate liquidation value as of December 31, 2006 and 2007, respectively	20	95,414	—
5% Cumulative Series B convertible preferred stock, 3,017,868 and 0 authorized, issued and outstanding, $216,502 and $0 aggregate liquidation value as of December 31, 2006 and 2007, respectively	20	93,554	—
Preferred shares, $0.01 par value, 250,000,000 shares authorized, none issued	20	—	—
Common shares, $0.01 par value, 71,390,738 and 500,000,000 authorized, 71,390,738 and 212,101,874 shares issued and outstanding as of December 31, 2006 and 2007, respectively	20	714	2,121
Additional paid-in capital		494,325	1,000,179
Retained earnings		5,978	26,469
Accumulated other comprehensive income (loss)		(15,295)	221,960
Treasury stock, 3,628,130 and 0 common shares, and 59,000 and 0 2% Cumulative Series A convertible preferred stock as of December 31, 2006 and 2007, respectively	20	(49,995)	—

Total stockholders' equity		624,695	1,250,729
Commitments and contingencies	28

Total liabilities, minority interest and stockholders' equity		$1,081,292	$1,743,466

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

		Year ended December 31,
	Notes	2005	2006	2007
Net revenues
Net revenues from services—significant shareholder	27	$449,672	$453,305	$481,033
Net revenues from services—others		42,222	158,282	340,158
Other revenues		—	1,460	1,493

Total net revenues		491,894	613,047	822,684

Cost of revenue
Services	22, 27	303,963	359,791	514,330
Others	22	—	1,090	1,133

Total cost of revenue		303,963	360,881	515,463

Gross profit		187,931	252,166	307,221
Operating expenses:
Selling, general and administrative expenses	23, 27	117,469	159,203	231,320
Amortization of acquired intangible assets	9	47,010	41,715	36,938
Foreign exchange (gains) losses, net		12,784	13,021	(43,577)
Other operating income	27	(6,185)	(4,930)	(4,264)

Income from operations		16,853	43,157	86,804
Other income (expense), net	24, 27	(6,146)	(9,235)	(5,196)

Income before share of equity in (earnings)/loss of affiliate, minority interest and income tax		10,707	33,922	81,608
Equity in loss of affiliate		—	—	255
Minority interest	17	—	—	8,387
Income tax expense (benefit)	25	(6,397)	(5,850)	16,543

Net Income		$17,104	$39,772	$56,423

Net income/(loss) available to common shareholders	21	$(1,576)	$(10,568)	$17,285
Earnings/(loss) per common share—	21
Basic		$(0.02)	$(0.15)	$0.13
Diluted		$(0.02)	$(0.15)	$0.12
Weighted average number of common shares used in computing earnings/(loss) per common share—
Basic		71,274,600	70,987,180	135,517,771
Diluted		71,274,600	70,987,180	142,739,811

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(In thousands, except per share data)

	2% Cumulative Series A convertible preferred stock		5% Cumulative Series B convertible preferred stock
					Common shares				Accumulated Other Comprehensive Income (loss)
	Shares (Nos)	Amount	Shares (Nos)	Amount	Shares (Nos)	Amount	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity	Comprehensive Income (loss)
Balance as of January 1, 2005	3,060,000	$104,223	3,000,000	$102,180	71,274,600	$713	$415,884	$—	$—	$623,000
Change in par value of preferred stock from $34.06 to $31 per share	—	(9,363)	—	(9,180)	—	—	18,543	—	—	—
Issuance of 2% Cumulative Series A convertible preferred stock of par value $31 each	18,270	567	—	—	—	—	571	—	—	1,138
Issuance of 5% Cumulative Series B convertible preferred stock of par value $31 each	—	—	18,270	567	—	—	571	—	—	1,138
Stock-based compensation expense (Note 19)	—	—	—	—	—	—	3,062	—	—	3,062
Accrual of dividends on preferred stock (Note 20)	—	—	—	—	—	—	16,423	(16,423)	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	17,104	—	17,104	$17,104
Other comprehensive income:
Unrealized loss on a cash flow hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	(30,148)	(30,148)	(30,148)
Currency translation adjustments	—	—	—	—	—	—	—	—	(23,323)	(23,323)	(23,323)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	$(36,367)

Balance as of December 31, 2005	3,078,270	$95,427	3,018,270	$93,567	71,274,600	$713	$455,054	$681	$(53,471)	$591,971

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(In thousands, except per share data)

	2% Cumulative Series A convertible preferred stock		5% Cumulative Series B convertible preferred stock
					Common shares				Accumulated Other Comprehensive Income (loss)	Treasury stock
	Shares (Nos)	Amount	Shares (Nos)	Amount	Shares (Nos)	Amount	Additional Paid-in Capital	Retained Earnings		Common shares (Nos)	Series A Preferred stock (Nos)	Amount	Total Stockholders' Equity	Comprehensive Income (loss)
Balance as of January 1, 2006	3,078,270	$95,427	3,018,270	$93,567	71,274,600	$713	$455,054	$681	$(53,471)	—	—	$—	$591,971
Issuance of common shares on exercise of options	—	—	—	—	116,138	1	399	—	—	—	—	—	400
Repurchase of common shares and preferred stock from a significant shareholder	—	—	—	—	—	—	—	—	—	(3,628,130)	(59,000)	(49,995)	(49,995)
Repurchase and retirement of Cumulative Series A convertible preferred stock from employees	(402)	(13)	—	—	—	—	(52)	—	—	—	—	—	(65)
Repurchase and retirement of Cumulative Series B convertible preferred stock from employees	—	—	(402)	(13)	—	—	(52)	—	—	—	—	—	(65)
Stock-based compensation expense (Note 19)	—	—	—	—	—	—	4,501	—	—	—	—	—	4,501
Accrual of dividend on preferred stock (Note 20)	—	—	—	—	—	—	34,475	(34,475)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	39,772	—	—	—	—	39,772	$39,772
Other comprehensive income:
Unrealized gain on cash flow hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	24,333	—	—	—	24,333	24,333
Currency translation adjustments	—	—	—	—	—	—	—	—	14,790	—	—	—	14,790	14,790

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	$78,895

Adjustments to initially apply SFAS No. 158, net of taxes	—	—	—	—	—	—	—	—	(947)	—	—	—	(947)

Balance as of December 31, 2006	3,077,868	$95,414	3,017,868	$93,554	71,390,738	$714	$494,325	$5,978	$(15,295)	(3,628,130)	(59,000)	$(49,995)	$624,695

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(In thousands, except per share data)

	2% Cumulative Series A convertible preferred stock		5% Cumulative Series B convertible preferred stock
					Common shares				Accumulated Other Comprehensive Income (loss)	Treasury stock
	Shares (Nos)	Amount	Shares (Nos)	Amount	Shares (Nos)	Amount	Additional Paid-in Capital	Retained Earnings		Common shares (Nos)	Series A Preferred stock (Nos)	Amount	Total Stockholders' Equity	Comprehensive Income (loss)
Balance as of January 1, 2007	3,077,868	$95,414	3,017,868	$93,554	71,390,738	$714	$494,325	$5,978	$(15,295)	(3,628,130)	(59,000)	(49,995)	$624,695
Issuance of common shares on exercise of options	—	—	—	—	616,174	6	2,839	—	—	—	—	—	2,845
Treasury stock issued in business combination	—	—	—	—	—	—	8,045	—	—	1,442,315	—	15,220	23,265
Retirement of treasury stock	(59,000)	(1,829)	—	—	(2,185,815)	(22)	(32,924)	—	—	2,185,815	59,000	34,775	—
Issuance of common shares in business combination	—	—	—	—	48,843	0	698	—	—	—	—	—	698
Issuance of restricted common shares to Axis Trust (Note 3(c))	—	—	—	—	94,610	1	(1)	—	—	—	—	—	—
Repurchase and retirement of common shares from employees	—	—	—	—	(106,007)	(1)	(1,709)	—	—	—	—	—	(1,710)
Repurchase and retirement of Cumulative Series A convertible preferred stock from employees	(522)	(16)	—	—	—	—	(126)	—	—	—	—	—	(142)
Repurchase and retirement of Cumulative Series B convertible preferred stock from employees	—	—	(522)	(16)	—	—	(126)	—	—	—	—	—	(142)
Accrual of dividend on preferred stock (Note 20)	—	—	—	—	—	—	35,932	(35,932)	—	—	—	—	—
Other issuance of common shares	—	—	—	—	547	—	9	—	—	—	—	—	9
Effect of 2007 Reorganization (Note 20)	(3,018,346)	(93,569)	(3,017,346)	(93,538)	119,301,607	1,193	185,914	—	—	—	—	—	—
Issuance of common shares through initial public offering, net (Note 1)	—	—	—	—	22,941,177	230	294,282	—	—	—	—	—	294,512
Stock-based compensation expense (Note 19)	—	—	—	—	—	—	13,021	—	—	—	—	—	13,021
Comprehensive income:
Net income	—	—	—	—	—	—	—	56,423	—	—	—	—	56,423	$56,423
Other comprehensive income:
Unrealized gain on cash flow hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	122,071	—	—	—	122,071	122,071
Currency translation adjustments	—	—	—	—	—	—	—	—	115,406	—	—	—	115,406	115,406
Retirement benefits, net of taxes	—	—	—	—	—	—	—	—	(222)	—	—	—	(222)	(222)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	$293,678

Balance as of December 31, 2007	—	—	—	—	212,101,874	$2,121	$1,000,179	$26,469	$221,960	—	—	—	$1,250,729

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2005	2006	2007
Operating activities
Net income	$17,104	$39,772	$56,423
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	31,206	34,944	47,652
Amortization of debt issue costs	1,103	3,289	718
Amortization of acquired intangible assets	48,625	43,047	37,956
Loss (gain) on sale of property, plant and equipment, net	(268)	(298)	(145)
Provision for doubtful debts	1,988	1,446	3,934
Provision for mortgage loans	—	—	1,590
Unrealized (gain) loss on revaluation of foreign currency asset/liability	18,776	(1,812)	(2,663)
Equity in loss of affiliate	—	—	255
Minority interest	—	—	8,387
Stock-based compensation expense	3,062	4,501	13,021
Deferred income taxes	(13,196)	(8,804)	(4,873)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(43,580)	(64,046)	(39,459)
Decrease (increase) in other assets	(15,329)	(20,919)	(6,173)
(Decrease) increase in accounts payable	(2,790)	(1,221)	(2,710)
(Decrease) increase in accrued expenses and other current liabilities	51,795	1,221	25,372
(Decrease) increase in income taxes payable	827	(3,295)	5,984
(Decrease) increase in other liabilities	7,411	8,743	4,718

Net cash provided by operating activities	$106,734	$36,568	$149,987

Investing activities
Purchase of property, plant and equipment	(38,415)	(79,217)	(65,896)
Proceeds from sale of property, plant and equipment	1,631	4,526	3,161
Investment in affiliates	—	—	(441)
Short term deposits placed	(347,538)	(167,746)	(251,832)
Redemption of short term deposits	310,821	202,521	219,317
Payment for business acquisition, net of cash acquired	(11,350)	(9,561)	(19,588)

Net cash used in investing activities	$(84,851)	$(49,477)	$(115,279)

Financing activities
Repayment of capital lease obligations	(1,535)	(1,647)	(2,950)
Proceeds from long-term debt	—	115,072	1,525
Repayment of long-term debt	(19,000)	(144,127)	(21,458)
Short-term borrowings, net	(8,200)	83,000	(83,000)
Repurchase of common and preferred stock from a significant shareholder	—	(49,995)	—
Repurchase of common and preferred stock	—	(130)	(1,994)
Proceeds from issuance of preferred stock	2,276	—	—
Proceeds from issuance of common shares on exercise of options	—	400	2,845
Proceeds from issuance of common shares from initial public offering	—	—	303,512
Direct cost incurred in relation to initial public offering	—	—	(8,830)
Payment to minority shareholders	—	—	(8,495)

Net cash provided (used) by financing activities	$(26,459)	$2,573	$181,155

Effect of exchange rate changes	(505)	1,068	28,013
Net increase (decrease) in cash and cash equivalents	(4,576)	(10,336)	215,863
Cash and cash equivalents at the beginning of the year	49,779	44,698	35,430

Cash and cash equivalents at the end of the year	$44,698	$35,430	$279,306

Supplementary information
Cash paid during the year for interest	$9,085	$14,399	$13,526
Cash paid during the year for income taxes	$4,796	$7,658	$19,789
Property, plant and equipment acquired under capital lease obligation	$2,185	$3,065	$2,487
Shares issued for business acquisition	$—	$—	$23,963

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

1. (a) Organization

        Genpact Limited (the "Company") was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holdings SICAR S.à.r.l. ("GGH") with the intent of making it the new holding Company of our business. On July 13, 2007, the Company effectuated a transaction that resulted in the shareholders of GGH exchanging their common stock in GGH for common shares of the Company, and the shareholders of Genpact Global (Lux) S.à.r.l. ("GGL") exchanging their preferred and common stock in GGL for common shares of the Company. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH. This transaction and other related transactions commencing on this date are referred to as the "2007 Reorganization."

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

        As part of the 2007 Reorganization, GGH became a Bermuda company and its name changed to Genpact Global Holdings (Bermuda) Limited. In addition, GGL also became a Bermuda company, in accordance with the laws of Bermuda and its name changed to Genpact Global (Bermuda) Limited. We use the terms "Genpact", "Company", "we" and "us" to refer to both GGH and its subsidiaries prior to July 13, 2007 and Genpact Limited and its subsidiaries after such date.

        The effect of the exchange of common shares of the Company in the 2007 Reorganization with the common stock of GGH has been retrospectively applied to stockholders' equity and per share amounts in the consolidated financial statements. This retrospective application had no material effect on other amounts. The effect of the exchange of preferred stock in the 2007 Reorganization has been applied to stockholders' equity and per share amounts in the consolidated financial statements from the effective date of the 2007 Reorganization.

        Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company ("GE"). On December 30, 2004, in a series of transactions referred to as the "2004 Reorganization", GE transferred such operations to a newly formed entity, GGH. In connection with such transfers, the Company incurred debt of $180,000, $156,859 of which was used to finance in part the consideration for the transfer. Subsequently GE sold a controlling interest in GGH.

        As the 2004 Reorganization resulted in a transfer of control of the Company, the 2004 Reorganization was accounted for under the purchase method pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

1. (a) Organization (Continued)

        In connection with the 2004 Reorganization, GE indemnified the Company for potential income tax and other tax related liabilities relating to periods prior to the 2004 Reorganization. Subsequent to the 2004 Reorganization, any income tax adjustments for periods prior to the 2004 Reorganization and related recoveries would be recordable as adjustments to the recorded goodwill. However, because GE has indemnified the Company for these amounts, the net adjustment to goodwill for 2006, and 2007 is $0. Adjustments for taxes other than income taxes are recorded through the income statement, as are any related recoveries from GE pursuant to its indemnities. The Company has elected to adjust any such recoveries for taxes other than income taxes against the related expense. Amounts due from GE for taxes other than income taxes, under such indemnification were $545 and $621, respectively, for the years ended December 31, 2006, and 2007.

        Additionally, as a part of the 2004 Reorganization, GE agreed to refund certain post-acquisition expenses relating to an employee incentive program for specific employees. During 2005, 2006, and 2007, the Company received $3,839, $6,161, and $0, respectively, under the arrangement. The Company has recorded these post-acquisition expenses through the income statement for 2005, 2006, and 2007. The amounts recovered from GE under the purchase agreement are recorded as an adjustment to recorded goodwill.

        On August 1, 2007, the Company commenced an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders (referred to as the "Selling Shareholders") each sold 17,647,059 common shares at a price of $14 per share. The offering resulted in gross proceeds of $494,118 and net proceeds to the Company and the Selling Shareholders of $233,470 each, after deducting underwriting discounts and commissions. Additionally, the Company incurred offering related expenses of $9,000. On August 14, 2007, the underwriters exercised their option to purchase 5,294,118 additional common shares from the Company at the initial offering price of $14 per share to cover over-allotments, resulting in additional gross proceeds of $74,118 and net proceeds of $70,042 to the Company, after deducting underwriting discounts and commissions.

(b) Description of business

        The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company's service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services. The Company delivers services from a global network of more than 30 locations in nine countries. The Company's service delivery locations referred to as Delivery Centers, are in India, China, Hungary, Mexico, the Philippines, the Netherlands, Romania, Spain and the United States.

2. Summary of significant accounting policies

  a) Basis of preparation and principles of consolidation

        The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

        The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of Genpact Limited and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting. All inter-company transactions and balances are eliminated in consolidation.

        The minority interest represents the minority partner's interest in the operation of Genpact Netherlands B.V. and the profits associated with the minority partner's interest in those operations, in the consolidated balance sheet and consolidated statement of income, respectively.

  b) Use of estimates

        The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, carrying amount of property, plant and equipment, intangibles and goodwill, valuation allowance for receivables and deferred tax assets, valuation of derivative instruments, valuation of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Although these estimates are based upon management's best knowledge of current events and actions, actual results could differ from these estimates.

  c) Revenue recognition

        The Company derives its revenue primarily from business process services, which are provided on both time-and-materials and fixed-price basis. The Company recognizes revenue from services under time-and-materials contracts when persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is reasonably assured. Such revenues are recognized as the services are provided. The Company's fixed-price contracts include contracts for application maintenance and support services. Revenues on these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and receivables for the services rendered between the last billing date and the balance sheet date.

        Revenue with respect to fixed-price contracts for development of software is recognized on a percentage of completion method. Guidance has been drawn from paragraph 95 of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, to account for revenue from fixed price arrangements for software development and related services in conformity with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The input (effort expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

        The Company has deferred the revenue and the costs attributable to certain process transition activities with respect to its customers where such activities do not represent the culmination of a

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

separate earnings process. Such revenue and costs are subsequently recognized ratably over the period in which the related services are performed. Further, the deferred costs are limited to the amount of the deferred revenues.

        Revenues are reported net of value-added tax, business tax and applicable discounts and allowances. Reimbursements of out-of-pocket expenses received from customers have been included as part of revenues in accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred.

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

Years
Buildings	40
Furniture and fixtures	4
Computer equipment and servers	4
Plant, machinery and equipment	4
Computer software	4
Leasehold improvements	Lesser of lease period or 10 years
Vehicles	3-4

        The cost of software purchased for internal use is accounted for under SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.

        Advances paid towards acquisition of property, plant and equipment outstanding as of each balance sheet date and the cost of property, plant and equipment not put to use before such date are disclosed under "Capital work in progress".

  f) Research and development expense

        Development costs incurred for software to be sold if any, will be expensed as incurred as research and development costs until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Thereafter, all software production costs will be capitalized and amortized over their useful lives and reported at the lower of unamortized cost and net realizable value.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

  g) Business combinations, goodwill and other intangible assets

        SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, all assets and liabilities of the acquired businesses including goodwill are assigned to reporting units.

        Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis based on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

        Intangible assets acquired individually or with a group of other assets or in a business combination are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	3-10 years
Marketing-related intangible assets	1-5 years
Contract-related intangible assets	1 year

        Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

  h) Impairment of long-lived assets

        Long-lived assets, including certain intangible assets, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. The impairment amount to be recognized is measured as the amount by which the carrying value of the assets exceeds its fair value determined using the discounted cash flow approach.

  i) Foreign currency

        The consolidated financial statements are reported in U.S. Dollars. The functional currency of the Company is U.S. Dollars. The functional currency for subsidiaries organized in Europe, other than the U.K., is the Euro, and the functional currencies of subsidiaries organized in China, India, Japan, the Philippines and the U.K. are their respective local currencies. The functional currency of all other legal entities forming part of the Company is the U.S. Dollar. The translation of the functional currencies of

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

the respective subsidiaries into U.S. Dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (losses), net, a separate component of stockholders' equity.

        Monetary assets and liabilities of each subsidiary denominated in currencies other than the subsidiary's functional currency are translated into the respective functional currency at the rates of exchange prevailing at the balance sheet date. Transactions of each subsidiary in currencies other than the subsidiary's functional currency are translated into the respective functional currency at the average monthly exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the consolidated statements of income.

  j) Loans held for sale

        In August 2006, the Company acquired MoneyLine Lending Services, Inc. (now known as Genpact Mortgage Services). Prior to May 31, 2007, one of its activities was to fund mortgage loans, which it then held for sale. Such loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. Market value is equal to the amount of unpaid principal, reduced by market valuation adjustments and increased or reduced by net deferred loan origination fees and costs.

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

        The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), net of taxes until the hedged transactions occur and are then recognized in the consolidated statements of income included in foreign exchange (gains) losses, net. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow and interest rate hedges are recognized in the consolidated statements of income and are included in foreign exchange (gains) losses, net and other income (expense), net, respectively.

        With respect to derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses both at the inception of the hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will prospectively discontinue hedge accounting with respect to that derivative.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

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

  l) Income taxes

        The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for income tax expense did not change.

  m) Retirement benefits

        Contributions to defined contribution plans are charged to consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. In accordance with SFAS No. 87, Employers' Accounting for Pensions, the liability in respect of defined benefit plans is calculated annually by the Company using the projected amount credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences in accordance with SFAS No. 43, Accounting for Compensated Absences.

        As of December 31, 2006, the Company adopted SFAS No. 158, Employer's Accounting for Defined Benefit Pensions and Other Post Retirement Benefits.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

        On adoption of SFAS No.158, the Company recorded the funded status of its defined benefit pension and post retirement plan as a liability on its consolidated balance sheet with a corresponding offset, net of taxes, recorded in accumulated other comprehensive income within stockholders' equity resulting in an after tax decrease in equity of $947. The following table shows the effects of adopting SFAS No.158 at December 31, 2006 on individual line items in the consolidated balance sheet as of December 31, 2006:

	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Other liabilities
Retirement benefits	$2,746	$1,084	$3,830
Deferred tax assets	$1,412	$137	$1,549
Accumulated other comprehensive income (losses), net	$(14,348)	$(947)	$(15,295)
Total stockholders' equity	$625,642	$(947)	$624,695

  n) Stock-based compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment ("SFAS No. 123(R)"), following the prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based awards based on the grant date fair value determined under the Black-Scholes Model of those awards. Upon adopting SFAS No. 123(R), the Company began to recognize compensation expense for stock options net of estimated forfeitures. Stock-based compensation recognized in the consolidated statement of income for the years ended December 31, 2006 and 2007 is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. SFAS No. 123(R) required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the prospective transition method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption.

        Prior to adoption of SFAS No. 123(R), the Company followed the minimum value method of SFAS No. 123, Accounting for Stock Based Compensation, to account for its stock-based awards. Under this method, compensation expense was recorded on the date of grant if the fair value of the underlying stock on date of grant exceeded the present value of the stock options on the date of grant. The Company amortizes the cost using the accelerated method of cost recognition. As required under the prospective transition method, for the portion of awards outstanding at the date of initial application of SFAS No. 123(R), the Company continues to apply the minimum value method. For awards granted after the adoption of SFAS No. 123(R), the Company has elected to amortize the compensation cost on a straight-line basis over the vesting period.

  o) Financial instruments and concentration of credit risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short term deposits, deposits with banks, derivative financial

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

instruments and accounts receivable. The Company places its cash and cash equivalents with corporations and banks with high investment grade ratings. Short term deposits are with GE, a significant shareholder and with other financial institutions of repute. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 69% and 48% of receivables for December 31, 2006 and 2007, respectively. GE accounted for 91%, 74%, and 58% of revenues for the years ended December 31, 2005, 2006 and 2007, respectively.

  p) Earnings (loss) per share

        In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for options except where the results would be anti-dilutive.

  q) Commitments and contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with the same are expensed as incurred.

  r) Recently issued accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines 'fair value', establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. This statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 beginning on January 1, 2008. SFAS No. 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB approved FSP 157-2, which grants a one-year deferral of SFAS No. 157's fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. The Company believes that the adoption of SFAS No. 157 will not have a material impact on the Company's financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of the financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements and will adopt the provisions of SFAS No. 159 for the fiscal year beginning January 1, 2008.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which is a revision of SFAS No. 141, "Business Combinations". This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to comply with the provisions of SFAS No. 141R for acquisitions made in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent's equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements and will adopt the provisions of SFAS No. 160 for the fiscal year beginning January 1, 2009.

  s) Reclassification

        Certain reclassifications have been made in the consolidated financial statements of prior years to conform to the classification used in the current year.

3. Business acquisitions

  a) Genpact Mortgage Services, Inc.

        On August 14, 2006, the Company acquired 100% of the outstanding common stock of MoneyLine Lending Services, Inc. (subsequently renamed Genpact Mortgage Services, Inc.) for a recorded purchase price consisting of cash consideration of $14,347 and additional direct expenses of $1,375. The acquired business provides business process services to financial institutions related to mortgage loan applications and also funds and sells mortgage loans.

        The operations of MoneyLine Lending Services, Inc. have been consolidated in the financial statements of the Company from August 14, 2006.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

3. Business acquisitions (Continued)

        The purchase price has been allocated based on management's estimates of the fair values of the net assets acquired, as follows:

Tangible fixed assets	$296
Current assets and liabilities, net	10,251
Long-term debt	(10,467)
Customer related intangible assets	811
Goodwill	14,831

$15,722

  b) Genpact Netherlands B.V. (ICE)

        On March 1, 2007, the Company acquired E-Transparent B.V. (subsequently renamed as Genpact Netherlands B.V.) and certain related entities, which are controlling partners in a partnership known as ICE, for cash consideration of $20,135 and 1,442,316 common shares of the Company with an estimated fair value of $23,265. Additionally, acquisition-related expenses as incurred by the Company amounted to $1,912. The total purchase consideration amounted to $45,313. Through this acquisition, the Company intends to provide SAP enterprise solutions to business enterprises. ICE also has certain minority partners and interest related to those has been shown as minority interest.

        The operations of ICE have been consolidated in the financial statements of the Company from March 1, 2007. The terms of the acquisition agreement also provide for the payment of contingent consideration in 2009 to the former shareholders of ICE of an amount not exceeding $20,602, if certain profitability targets are met. The Company has followed the consensus reached in EITF 95-8, Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination, and will record the contingent payments as goodwill in the period in which the contingency is resolved.

        The purchase price has been allocated based on management's estimates of the fair values of the acquired assets and liabilities as follows:

Tangible fixed assets	$556
Current assets and liabilities, net	2,179
Customer related intangible assets	4,120
Goodwill	39,509
Deferred tax liabilities, net	(1,051)

$45,313

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

3. Business acquisitions (Continued)

Pro-forma information (unaudited)

        The following table reflects unaudited pro forma consolidated results of operations of the Company, as if the acquisition of ICE had been made at the beginning of the periods presented below:

	Actuals as reported		Proforma
	Year ended December 31,		Year ended December 31,
	2006	2007	2006	2007
Revenue	$613,047	$822,684	$647,583	$829,228
Net income	$39,772	$56,423	$45,896	$57,196
Net gain/(loss) per equity share —Basic	$(0.15)	$0.13	$(0.12)	$0.13
—Diluted	$(0.15)	$0.12	$(0.12)	$0.12

        The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

  c) Axis Risk Consulting Services Private Limited (Axis)

        In December 2007, the Company consummated a transaction to acquire 100% of the outstanding shares of Axis for cash consideration of $4,541 and 143,453 common shares of the Company issued to selling shareholders. 94,610 common shares that were issued to selling shareholders who became employees of the Company are subject to restrictions on transfer linked to continued employment with the Company for a specified period. In accordance with EITF 95-8 Accounting for contingent consideration paid to the shareholders of an acquired enterprise in a purchase combination, the Company has accounted for such shares as compensation for services. Accordingly only 48,843 common shares have been considered as part of purchase consideration with a fair value of $698. Additionally, acquisition-related expenses as incurred by the Company amounted to $95. The total purchase consideration amounted to $5,334. Axis is engaged in the business of providing risk consultancy, advisory and risk assurance services.

        The purchase price has been allocated based on management's estimates of the fair values of the acquired assets and liabilities as follows:

Tangible fixed assets	$531
Current assets and liabilities, net	(1,726)
Customer related intangible assets	1,077
Goodwill	5,248
Deferred tax assets, net	204

$5,334

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

4. Cash and Cash Equivalents

        Cash and cash equivalents as of December 31, 2006 and 2007 are comprised of the following:

	As of December 31,
	2006	2007
Deposits with banks	$8,807	$218,824
Other cash and bank balances	26,623	60,482

	$35,430	$279,306

5. Accounts receivable, net of bad debt valuation allowance

        The following table provides details of bad debt valuation allowance as recorded by the Company:

As of December 31,	Balance at the beginning of the year	Additions charged to cost and expense	Deductions	Balance at the end of the year
2005	$—	1,988	—	$1,988
2006	$1,988	1,446	(1,616)	$1,818
2007	$1,818	3,934	(247)	$5,505

        Accounts receivable from GE were $98,383 and $95,018 and bad debt valuation allowance was $986 and $1,711, resulting in a net accounts receivable balance of $97,397 and $93,307 as of December 31, 2006 and 2007, respectively, representing 69% and 48% of the net accounts receivables.

6. Derivative financial instruments

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

6. Derivative financial instruments (Continued)

        The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset/(liability) (Note b)
	As of December 31,		As of December 31,
	2006	2007	2006	2007
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (Buy)	$1,262,500	$1,867,500	$(9,661)	$154,736
United States Dollars (sell) Mexican Peso (Buy)	2,559	24,500	27	608
United States Dollars (sell) Philippines Peso (Buy)	—	9,400	—	421
Euro (sell) United States Dollars (Buy)	2,000	—	(172)	—
Euro (sell) Hungarian Forints (Buy)	27,544	30,406	1,686	1,650
Euro (sell) Romanian Leu (Buy)	—	119,024	—	(9,163)
Japanese Yen (sell) Chinese Renminbi (Buy)	24,833	27,164	1,206	1,567
Pound Sterling (sell) United States Dollars (Buy)	11,760	51,053	(415)	558
Interest rate swaps (floating to fixed)	50,000	30,000	602	40
Net written options United States Dollar (sell)	53,500	—	(1,289)	—

			$(8,016)	$150,417

a)
Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amount exchanged by counter parties and do not measure the Company's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other provisions of the underlying derivative agreements.

b)
Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative agreements on the reporting date.

        In connection with cash flow hedges, the Company has recorded a gain (loss) of ($5,815), and $116,256, net of taxes, as a component of accumulated and other comprehensive income within stockholders' equity as at December 31, 2006 and 2007, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

6. Derivative financial instruments (Continued)

        The following table summarizes the activity in accumulated other comprehensive income within stockholders' equity related to all derivatives classified as cash flow hedges during the year ended December 31, 2006 and 2007:

	Year ended December 31,
	2006	2007
Opening balance	$(30,148)	$(5,815)
Net gains (losses) reclassified into net income on completion of hedged transactions	(11,028)	34,370
Changes in fair value of effective portion of outstanding derivatives, net of taxes	13,305	156,441

Unrealized gains (loss) on cash flow hedging derivatives, net	24,333	122,071

Closing balance	$(5,815)	$116,256

        As of December 31, 2006 and 2007 there were no significant gains or losses on derivative transactions or portions thereof that have become ineffective as hedges, or associated with an underlying exposure that did not occur.

        In addition, the Company has net written options to sell U.S. Dollars, which are ineligible for hedge accounting under SFAS No. 133. Consequently, changes in the fair value of net written options aggregating to ($8,410), $1,043 and ($1,068) have been recognized in the consolidated statements of income as foreign exchange (gains) losses, net for the year ended December 31, 2005, 2006, and 2007, respectively.

        The estimated net gains (losses) as of December 31, 2007 that are expected to be reclassified into earnings within the next twelve months is currently not determinable.

        Additionally, the Company has interest rate swaps for covering future variability in interest rates which have not been considered as hedges under SFAS No. 133. Consequently, changes in the fair value of the interest rate swaps aggregating to $2,013, $1,394, and ($41) have been recognized in the consolidated statements of income under other income (expense), net for the year ended December 31, 2005, 2006, and 2007, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

7. Prepaid expenses and other current assets

        Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2006	2007
Advance taxes	$10,468	$22,354
Deferred transition costs	13,374	33,145
Loans held for sale	16,835	1,743
Derivative instruments	1,856	73,315
Employee advances	4,226	3,244
Advances to suppliers	2,368	1,982
Prepaid expenses	3,263	5,581
Receivable from a significant shareholder under indemnification arrangement	4,117	6,104
Deposits	493	1,359
Other	7,065	6,305

	$64,065	$155,132
Less: Due from a significant shareholder	(10,236)	(8,977)

	$53,829	$146,155

8. Property, plant and equipment, net

        Property, plant and equipment consist of the following:

	As of December 31,
	2006	2007
Land	$16,628	$17,830
Buildings	41,194	48,688
Furniture and fixtures	13,785	15,616
Computer equipment and servers	50,841	100,615
Plant, machinery and equipment	25,945	30,465
Computer software	36,496	39,523
Leasehold improvements	23,766	38,650
Vehicles	4,973	5,485
Capital work in progress	4,004	17,215

Property, plant and equipment, gross	$217,632	$314,087
Less: Accumulated depreciation and amortization	(59,656)	(118,427)

Property, plant and equipment, net	$157,976	$195,660

        Depreciation expense on property, plant and equipment amounted to $25,091, $29,449 and $37,458 during the years ended December 31, 2005, 2006 and 2007, respectively. The amount of computer software amortization during the years ended December 31, 2005, 2006 and 2007 was $6,115, $5,495 and $10,194, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Property, plant and equipment, net (Continued)

        Property, plant and equipment, net include assets held under capital leases, which consist of the following:

	As of December 31,
	2006	2007
Vehicles	$6,241	$7,572
Computer equipment and servers	184	—

	$6,425	$7,572
Less: Accumulated depreciation	(2,023)	(3,129)

	$4,402	$4,443

        Depreciation expense in respect of these assets was $1,599, $1,754, and $1,966 for the years ended December 31, 2005, 2006 and 2007, respectively.

9. Goodwill and intangible assets

        The following table presents the changes in goodwill for the years ended December 31, 2006 and 2007:

	As of December 31,
	2006	2007
Opening balance	$477,106	$493,452
Goodwill relating to acquisition consummated during the year	14,831	44,757
Recovery from GE under the purchase agreement	(6,161)	—
Effect of exchange rate fluctuations	7,676	62,911

Closing balance	$493,452	$601,120

        Goodwill has been allocated as follows:

	As of December 31,
	2006	2007
India	$417,697	$470,260
China	20,067	20,568
Europe	16,847	20,982
Americas	38,841	46,301
Others	—	43,009

	$493,452	$601,120

        During 2006 and 2007, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in either year.

        The total amount of goodwill expected to be deductible for tax purposes is $21,375 and $20,404 as of December 31, 2006 and 2007, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

9. Goodwill and intangible assets (Continued)

        The Company's other intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2006			As of December 31, 2007
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$207,228	$87,548	$119,680	$232,190	$132,933	$99,257
Marketing-related intangible assets	15,909	4,001	11,908	16,947	6,572	10,375
Contract-related intangible assets	493	493	—	559	559	—

	$223,630	$92,042	$131,588	$249,696	$140,064	$109,632

        Amortization expenses for intangible assets as disclosed under amortization of acquired intangible assets for the years ended December 31, 2005, 2006 and 2007 were $47,010, $41,715 and $36,938, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum value commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the years ended December 31, 2005, 2006 and 2007, amounting to $1,615, $1,332 and $1,018, respectively, has been reported as a reduction of revenue, consistent with the guidance in EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). As of December 31, 2007 the unamortized value of the intangible asset was $2,262, which would be amortized in future periods and reported as a reduction of revenue.

        The estimated amortization schedule for the intangible assets for future periods is set out below:

For the year ending December 31:
2008	$39,561
2009	30,140
2010	15,490
2011	10,331
2012-2014	14,110

$109,632

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

10. Other assets

        Other assets consist of the following:

	As of December 31,
	2006	2007
Advance taxes	$7,019	$8,341
Deferred transition costs	28,486	38,792
Deposits	12,041	23,547
Derivative instruments	1,740	87,399
Prepaid expenses	612	894
Other	3,929	3,827

	$53,827	$162,800

11. Loans held for sale

        Loans held for sale were $16,835 and $2,408, and provisions against loans were $0 and $665, resulting in net loans-held-for-sale balances of $16,835 and $1,743 as of December 31, 2006 and 2007, respectively. Additionally, the Company has reserved $925 for estimated losses due to loans sold during the year ended December 31, 2007.

12. Leases

        The Company leases vehicles, computer equipment and servers from a significant shareholder and other lessors under capital leases. Future minimum lease payments are as follows:

As of December 31:
2008	$2,304
2009	1,912
2010	1,189
2011	346
2012	27

Total minimum lease payments	5,778
Less: amount representing future interest	(808)

Present value of minimum lease payments	4,970
Less: current portion	(1,864)

Long-term capital lease obligations	$3,106

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

12. Leases (Continued)

        The Company conducts its operations using facilities under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

Year ending December 31:
2008	$23,357
2009	27,528
2010	25,715
2011	23,929
2012 and above	61,658

Total minimum lease payments	$162,187

        Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight line basis over the lease term. Rent expenses under cancellable and non-cancellable operating leases were $7,397, $13,894 and $20,498 for the years ended December 31, 2005, 2006 and 2007, respectively.

13. Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2006	2007
Accrued expenses	$53,707	$66,660
Accrued employee cost	40,002	60,276
Deferred transition revenue	13,213	36,947
Statutory liabilities	10,557	17,527
Retirement benefits	6,830	6,764
Derivative instruments	7,887	2,733
Advance from customers	7,612	8,518
Other liabilities	6,069	9,168

	$145,877	$208,593
Less: Due to a significant shareholder	(8,928)	(8,930)

	$136,949	$199,663

14. Short-term borrowings

        The Company has the following borrowing facilities:

  a)
  fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees, short-term loans, and forward hedging. As of December 31, 2006 and 2007, the limits available were $25,330 and $27,252, respectively, and no amounts were outstanding.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Short-term borrowings (Continued)

  b)
  fund-based and non-fund-based revolving credit facilities of $145,000 for operational requirements in the form of overdrafts and letters of credit, expiring in 2011. As of December 31, 2006 and 2007, the fund-based outstanding balances were $83,000 and $0, respectively. These facilities bear interest at LIBOR plus a margin of 0.70% to 0.875% (depending upon leverage). Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on indebtedness of the Company.

15. Long-term debt

        In connection with the 2004 Reorganization, the Company obtained a term loan amounting to $180,000 from a consortium of lenders. The proceeds, net of fees of $4,217, were used to finance the 2004 Reorganization and for working capital.

        During the year ended December 31, 2006, the Company refinanced the debt, including changing the composition of the syndicate of lenders, the interest rate, and the maturity profile. The Company paid a fee of $2,000 towards refinancing the loan. To the extent that the loan was refinanced by new lenders, the Company has recorded the refinancing as an extinguishment of the old loan with the existing unamortized cost relating to the old loan being expensed as a debt extinguishment loss. Fees paid to the new lenders are deferred and will be amortized as an adjustment to interest expense over the remaining term of the new loan. To the extent that the loan was refinanced by the existing lenders, the Company has determined that the new loan is not substantially different from the old loan under the guidance provided by EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, and accordingly the existing unamortized costs are recorded as an adjustment to interest expense over the remaining term of the modified loans.

        Further, as a part of the above restructuring, the Company arranged revolving credit facilities of $145,000 as discussed under Note 14.

        The outstanding loan, refinanced, bears interest at LIBOR plus a margin (depending on the Company's leverage). The interest rate as of December 31, 2006 and 2007 was 6.125% and 5.95%, respectively. Indebtedness under the loan agreement is secured by certain assets, and the agreement contains certain covenants including a restriction on indebtedness of the Company. The amount outstanding as at December 31, 2006 and 2007 is $138,041 and $118,658, respectively.

        During the year ended December 31, 2007, the Company entered into a financing arrangement amounting to $1,525 at an interest rate of 9.85% for the purchase of software licenses. The financed amount is repayable in equal monthly installments. The amount outstanding as at December 31, 2007 is $1,199.

        During the year ended December 31, 2006, the Company entered into a financing arrangement amounting to $5,656 at an interest rate of 8.85% with a significant shareholder for the purchase of software licenses. The financed amount is repayable in equal monthly installments. The amount outstanding as at December 31, 2006 and 2007 is $4,996 and $3,865, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

15. Long-term debt (Continued)

        The maturity profile of these loans is as follows:

Year	Amount
2008	$20,941
2009	31,074
2010	46,286
2011	25,421

$123,722

16. Other liabilities

        Other liabilities consist of the following:

	As of December 31,
	2006	2007
Deferred transition revenue	$28,524	$43,719
Retirement benefits	3,830	9,677
Derivative instruments	3,725	7,564
Amount received from a significant shareholder under indemnification arrangement, pending adjustment	7,019	8,341
Other	3,583	2,305

	$46,681	$71,606
Less: Due to a significant shareholder	(7,019)	(8,341)

	$39,662	$63,265

17. Minority interest

        The following table presents the changes in minority interest for the year ended December 31, 2007:

Opening balance	$—
Minority interest relating to acquisition consummated during the year	2,776
Share of minority interest in current year profit	8,387
Payment to minority shareholders	(8,495)
Effect of exchange rate fluctuations	398

Closing balance	$3,066

18. Employee benefit plans

        The Company has employee benefit plans in the form of certain statutory and other schemes covering substantially most of its employees.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Employee benefit plans (Continued)

Defined benefit plans

Gratuity Plan—India

        In accordance with Indian law, the Company provides a defined benefit retirement plan (the "Gratuity Plan") covering all of its Indian employees. The Gratuity Plan provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee's salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs for the Gratuity Plan are accrued in the year to which they relate on a monthly basis. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

        The following table sets forth the funded status of the Gratuity Plan and the amounts recognized in the Company's financial statements based on an actuarial valuation carried out as of December 31, 2006 and 2007.

Change in benefit obligation

	As of December 31,
	2006	2007
Projected benefit obligation at the beginning of the year	$3,778	$4,335
Service cost	1,000	1,325
Actuarial loss (gain)	(48)	1,308
Interest cost	263	345
Benefits paid	(728)	(1,169)
Effect of exchange rate changes	70	756

Projected benefit obligation at the end of the year	$4,335	$6,900

Change in fair value of plan assets

	As of December 31,
	2006	2007
Fair value of plan assets at the beginning of the year	$2,872	$3,878
Employer contributions	1,862	1,378
Actual gain (loss) on plan assets	(168)	601
Benefits paid	(728)	(1,169)
Effect of exchange rate changes	40	560

Fair value of plan assets at the end of the year	$3,878	$5,248

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Employee benefit plans (Continued)

	As of December 31,
	2006	2007
Unrecognized actuarial loss	$1,084	$—
Funded status	(457)	(1,652)

Net amount recognized	$627	$(1,652)

        Net Gratuity Plan costs for the years ended December 31, 2005, 2006 and 2007 include the following components:

	Year ended December 31,
	2005	2006	2007
Service costs	$838	$1,000	$1,325
Interest costs	207	263	345
Amortization of actuarial loss	256	218	268
Expected return on plan assets	(198)	(191)	(286)

Net Gratuity Plan costs	$1,103	$1,290	$1,652

        The weighted average assumptions used in accounting for the Gratuity Plan at December 31, 2006 and 2007 are presented below:

	As of December 31,
	2006	2007
Discount rate	8.5%	9.0%
Rate of increase in compensation per annum	11.5% for first	11.5% for first
	3 years & 8%	3 years & 8%
	thereafter	thereafter

        The weighted average assumptions used in accounting for the Gratuity Plan for the years ended December 31, 2005, 2006 and 2007 are presented below:

	Year ended December 31,
	2005	2006	2007
Discount rate	8%	8%	8.5%
Rate of increase in compensation per annum	9.5% for first	11.5% for first	11.5% for first
	5 years & 8%	4 years & 8%	3 years & 8%
	thereafter	thereafter	thereafter
Expected long term rate of return on plan assets per annum	7.5%	7.5%	7.5%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Employee benefit plans (Continued)

        The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards. Unrecognized actuarial loss is amortized over the average remaining service period of the active employees expected to receive benefits under the plan.

        The Company contributes the required funding for all ascertained liabilities to the Genpact India Employees' Gratuity Fund. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. As of December 31, 2005, 2006 and 2007, all of the plan assets were invested in debt securities.

        The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown:

Year ending December 31,
2008	$1,853
2009	1,957
2010	2,228
2011	2,727
2012	2,869
2013-2017	9,131

$20,765

        The expected benefit payments are based on the same assumptions that were used to measure the Company's benefit obligations as of December 31, 2007.

Defined contribution plans

        During the years ended December 31, 2005, 2006 and 2007, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2005	2006	2007
India	$4,333	$5,711	$9,359
US	498	840	1,741
UK	—	953	813
Hungary	138	17	176
China	1,592	2,950	3,368
Mexico	157	83	87

Total	$6,718	$10,554	$15,544

19. Stock-based compensation

        The Company has issued options under the 2005 Plan, 2006 Plan, 2007 Plan, and 2007 Omnibus Plan (each as defined below) to eligible persons who include employees, directors and certain other persons associated with the Company. As stated in note 1(a), as part of the 2007 Reorganization, GGH's existing equity-based compensation plans were assigned to Genpact Limited. As a result, all

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

19. Stock-based compensation (Continued)

outstanding options issued under existing equity-based compensation plans became options to acquire common shares of Genpact Limited. As the fair value of options immediately before and after the 2007 Reorganization were the same, there is no accounting effect of the 2007 Reorganization.

        With respect to options granted under the 2005, 2006 and 2007 Plans up to the date of adoption of the Genpact Limited 2007 Omnibus Incentive Compensation Plan ("2007 Omnibus Plan"); if an award granted under any of the Plans is forfeited or otherwise expires, terminates, or is cancelled without the delivery of shares, then the shares covered by the forfeited, expired, terminated, or cancelled award will be added to the number of shares otherwise available for grant under the respective Plans. From the date of adoption of the 2007 Omnibus Plan, the shares covered by the forfeited, expired, terminated, or cancelled award under any of the Plans will be added to the number of shares otherwise available for grant under the 2007 Omnibus Plan.

        A brief summary of each plan is provided below:

2005 Plan

        Under the Genpact Global Holdings 2005 Plan ("2005 Plan"), which was adopted on July 26, 2005, the Company is authorized to issue up to 12,210,750 options to eligible persons and has granted 12,403,445 options up to the year ended December 31, 2007.

2006 Plan

        Under the Genpact Global Holdings 2006 Plan ("2006 Plan"), which was adopted on February 27, 2006, the Company is authorized to issue up to 4,942,369 options to eligible persons and has granted 5,260,692 options up to the year ended December 31, 2007.

2007 Plan

        Under the Genpact Global Holdings 2007 Plan ("2007 Plan"), which was adopted on March 27, 2007, the Company is authorized to issue up to 16,733,250 options to eligible persons and has granted 8,647,050 options up to the year ended December 31, 2007.

2007 Omnibus Plan

        The Company adopted the 2007 Omnibus Plan on July 13, 2007. The 2007 Omnibus Plan provides for the grant of options intended to qualify as incentive share options, non-qualified share options, share appreciation rights, restricted share awards, restricted share units, performance units, cash incentive awards and other equity-based or equity-related awards. Under the 2007 Omnibus Plan the Company is authorized to grant awards for the issuance of common shares in the future up to a limit of 9,406,800 common shares to eligible persons, of which 628,403 options were granted up to the year ended December 31, 2007.

        The stock-based compensation costs relating to above plans during the years ended December 31, 2005, 2006 and 2007, amounting to $3,062, $4,501, and $13,021, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

19. Stock-based compensation (Continued)

        The tax benefit recognized in relation to stock compensation charge amounted to $150, $0 and $449 for the year ending December 31, 2005, 2006 and 2007, respectively. No realized tax benefit on the options exercised in the current year has been recorded through Stockholders' equity due to losses in US subsidiaries.

        The options granted are subject to the requirement of vesting. Options granted under the plan are exercisable into common shares of the Company, have a contractual period of ten years and vest over four to five years, unless specified otherwise in the applicable award agreement. For the options granted after January 1, 2006, the Company has adopted the fair value method of SFAS No.123(R) Share Based Payment to account for the cost to be recognized for the stock options issued to employees and directors of the Company. The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model. The Company used the minimum value method of SFAS No. 123, Accounting for Stock Based Compensation, to account for the cost to be recognized for the stock options issued in 2005.

        The following table shows the significant assumptions used in connection with the determination of the minimum value of options under SFAS No.123 in 2005 and the fair value of options under SFAS No.123(R) in 2006 and 2007:

	2005	2006	2007
Dividend yield	—	—	—
Expected life (in months)	78	76-78	75-90
Risk free rate of interest	5.00%	5.03%	4.37%-4.78%
Volatility	0%	44%	39.91%-40.92%

        Volatility was calculated based on the historical volatility of our comparative companies during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option based on the vesting term and contractual term of the option, using the "simplified method" in accordance with SAB No. 107, "Share-Based Payment." The risk-free interest rate that we use in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. Expected dividends during the estimated term of the option are based on recent dividend activity; we have not paid any cash dividends in the recent period and do not anticipate doing so in the foreseeable future.

        The Company has issued, and intends to continue to issue, new shares to satisfy stock option exercises under its incentive plans.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

19. Stock-based compensation (Continued)

        A summary of the options granted during the years ended December 31, 2006 and 2007 is set out below:

	As of December 31, 2006
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as at January 1, 2006	11,481,675	$3.47	9.1	$—
Granted	4,599,925	7.21	—	—
Forfeited	(906,292)	4.36	—	—
Expired	(7,414)	3.44	—	—
Exercised	(116,138)	3.44	—	826

Outstanding as at December 31, 2006	15,051,756	$4.56	8.5	$90,271

Vested and expected to vest at the end of the year	12,604,027	$4.37	8.5	$77,407
Exercisable at the end of the year	3,599,299	$3.46	8.5	$25,674
Weighted average grant date fair value of grants during the year	$4.48

	As of December 31, 2007
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as at January 1, 2007	15,051,756	$4.56	8.5	$—
Granted	10,840,624	16.48	—	—
Forfeited	(1,646,977)	8.35	—	—
Expired	(45,597)	3.94	—	—
Exercised	(616,174)	4.62	—	6,537

Outstanding as at December 31, 2007	23,583,632	$9.77	8.5	$146,901

Vested and expected to vest at the end of the year	20,050,355	$8.91	8.5	$139,722
Exercisable at the end of the year	5,537,931	$3.84	7.6	$63,081
Weighted average grant date fair value of grants during the year	$7.68

        As of December 31, 2007, the total remaining unrecognized stock-based compensation costs for options expected to vest amounted to $60,949, which will be recognized over the weighted average remaining requisite vesting period of 4.39 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

19. Stock-based compensation (Continued)

Restricted stock award

        In connection with the acquisition of Axis (refer to note 3c), 143,453 common shares were issued to selling shareholders. 94,610 of the common shares that were issued to selling shareholders who became employees of the Company are subject to restrictions on transfer linked to continued employment with the Company for a specified period. In accordance with EITF 95-8 Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in Purchase Business Combinations, the Company has accounted for such shares as compensation for services.

        A summary of the restricted shares granted during the year ended December 31, 2007 is set out below:

	As of December 31, 2007
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as at January 1, 2007	—	$—
Granted	94,610	14.04
Vested	—	—
Forfeited	—	—

Outstanding as at December 31, 2007	94,610	$14.04

        The total unrecognized compensation costs related to restricted shares amounted to $1,011, which will be amortized over the weighted average remaining requisite vesting period of 3.25 years.

Fringe benefit tax on stock options

        Effective April 1, 2007, an amendment has been made in the proviso of Section 115WB(1) of the Indian Income Tax Act to subject specified securities allotted or transferred by an employer to its employees resident in India to Fringe Benefit Tax (FBT). The liability to pay FBT by the employer arises and is expensed at the time of allotment of the securities, consequent to exercise of options by the employees. The FBT arising from such allotment of specified options is collectible from employees which is considered as akin to a reset in the terms of the Employee Stock Option Plan as it would reduce the ultimate benefit to the employee, by way of increase in exercise price.

20. Capital stock

        The Company's authorized capital stock as of December 31, 2007 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. Of the above, the Company had 212,101,874 common shares and 0 preferred shares issued and outstanding as of December 31, 2007.

        The holders of common shares are entitled to one vote per share. Upon the liquidation, dissolution or winding up of the Company, common shareholders are entitled to receive a ratable share of the available net assets of the Company after payment of all debts and other liabilities. The common shares have no preemptive, subscription, redemption or conversion rights.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Capital stock (Continued)

        The Company's board of directors by resolution can establish one or more series of preferred shares having such par value, designations, dividend rates, relative voting rights, conversion or exchange rights, redemption rights, liquidation rights and other relative participation, optional or other rights, qualifications, limitations or restrictions as may be fixed by the board of directors without any shareholder approval. Such rights, preferences, powers and limitations as may be established could also have the effect of discouraging an attempt to obtain control of the Company. These preferred shares are of the type commonly known as "blank-check" preferred shares.

        As part of the 2007 Reorganization, the shareholders of GGH exchanged their 394,642 common stock of GGH for 71,390,738 common shares of the Company, and the shareholders of GGL exchanged their 3,018,346 shares of 2% Cumulative Series A convertible preferred stock, 3,017,346 shares of 5% Cumulative Series B convertible preferred stock, and 300 shares of common stock of GGL for 119,302,154 common shares of the Company.

        Prior to the 2007 Reorganization, the holders of shares of Cumulative Series A and Series B convertible preferred stock of GGH were entitled to cumulative cash dividends at an annual rate equal to 2.0% and 5.0%, respectively, of the Accreted Value of the stock, which was $62.3 each upon issuance. These dividends were not paid in cash but accrued on a daily basis from the date of issuance of the shares and cumulated, compounded, and added to the Accreted Value in effect immediately prior to each quarterly compounding date. The Company had accrued $9,896 and $25,197 on Series A preferred stock and Series B preferred stock, respectively until the date of the 2007 Reorganization.

        The preferred stockholders also had the right, at any time and from time to time, to convert any or all of such holder's shares, including all dividends accrued but unpaid on each share of the preferred stock, into common stock in the ratio of the Accreted Value at such time to the conversion price of $623. As the accrued dividend was convertible at a conversion price that is less than the fair value of the common stock on the dividend accrual date, the Company has recorded a beneficial conversion feature under EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, relating to the convertible accrued dividend. Accordingly, accrued preferred dividends include amounts aggregating $3,035, $20,413 and $28,289 for 2005, 2006 and 2007, relating to the beneficial conversion feature.

        During the year ended December 31, 2007, the Company issued 1,442,315 common shares out of its treasury stock as a part of purchase consideration for the acquisition of ICE at a fair value of $16.13 per common share. Prior to the 2007 Reorganization, the Company also retired its remaining treasury stock comprising 59,000 shares of Series A convertible preferred stock and 2,185,815 common shares.

        During the year ended December 31, 2007, the Company repurchased 106,007 common shares, 522 shares of Series A convertible preferred stock, and 522 shares of Series B convertible preferred stock from the holders thereof at the fair value of these shares as of the date of repurchase. The total consideration amounted to $1,710 and $284 for common shares and preferred stock, respectively. The Company subsequently retired such repurchased common shares and preferred stock.

        Under Bermuda law, the Company may declare and pay dividends from time to time unless there are reasonable grounds for believing that the Company is or would, after the payment, be unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities, its issued share capital, and its share premium accounts. Under the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Capital stock (Continued)

Company's bye-laws, each common share is entitled to dividends if, as and when dividends are declared by the Company's board of directors. There are no restrictions in Bermuda on the Company's ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares. The Company's ability to declare and pay cash dividends is restricted by its debt covenants.

21. Earnings (loss) per share

        The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic and diluted earnings (loss) per common share give effect to the change in the common shares of the Company resulting from the 2007 Reorganization, are therefore based on the retrospective adjustment to the common stock of GGH outstanding prior to the date of the 2007 Reorganization. The conversion of preferred stock of GGL to common shares of the Company has been given effect after the 2007 Reorganization (See Note 1 for a discussion of the 2007 Reorganization, which was consummated in the quarter ended September 30, 2007). In the 2007 Reorganization, shareholders of GGH exchanged their common stock of GGH for common shares of Genpact Limited, and the shareholders of GGL exchanged their preferred and common stock of GGL for common shares of Genpact Limited. Such preferred shares were entitled to cumulative dividends which were not paid in cash and were accrued and added to the accreted value prior to the date of the 2007 Reorganization.

        The calculation of earnings (loss) per common share was determined by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the respective years. Since the preferred stock were participative in nature, profits of the Company before the 2007 Reorganization continued to be apportioned towards the preferred stockholders in accordance with their entitlement to participate in the undistributed profits. The potentially dilutive shares, consisting of such preferred shares as well as outstanding options on common shares, have been included in the computation of diluted earnings (loss) per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

        The number of stock options outstanding but not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive is 11,481,675, 15,051,756, and 10,311,122 for the years ended December 31, 2005, 2006 and 2007, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Earnings (loss) per share (Continued)

	Year ended December 31,
	2005	2006	2007
Net income (loss) available to common shareholders
Net income as reported	$17,104	$39,772	$56,423
Less: preferred dividend	13,388	14,062	7,643
Less: undistributed earnings to preferred stock	2,257	15,865	3,206
Less: beneficial interest on conversion of preferred stock dividend	3,035	20,413	28,289

Net income (loss) available to common shareholders	$(1,576)	$(10,568)	$17,285

Weighted average number of common shares used in computing basic earnings (loss) per common share	71,274,600	70,987,180	135,517,771
Dilutive effect of stock options	—	—	7,222,040

Weighted average number of common shares used in computing dilutive earnings (loss) per common share	71,274,600	70,987,180	142,739,811

Earnings/(loss) per common share
Basic	$(0.02)	$(0.15)	$0.13
Diluted	$(0.02)	$(0.15)	$0.12

22. Cost of revenue

        Cost of revenue consists of the following:

	Year ended December 31,
	2005	2006	2007
Personnel expenses	$186,787	$223,398	$320,620
Operational expenses	89,518	109,343	157,361
Depreciation and amortization	27,658	28,140	37,482

	$303,963	$360,881	$515,463

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

23. Selling, general and administrative expenses

        Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2005	2006	2007
Personnel expenses	$70,899	$107,099	$151,164
Operational expenses	43,022	45,300	69,986
Depreciation and amortization	3,548	6,804	10,170

	$117,469	$159,203	$231,320

24. Other Income (Expense) net

        Other Income (expense) net consists of the following:

	Year ended December 31,
	2005	2006	2007
Interest income	$1,702	$1,480	$6,576
Interest expense	(10,592)	(13,433)	(14,114)
Gain/(loss) on interest rate swaps	2,013	1,648	(41)
Other income	731	1,070	2,383

	$(6,146)	$(9,235)	$(5,196)

25. Income taxes

        Income tax expense (benefit) for the years ended December 31, 2005, 2006 and 2007 is allocated as follows:

	Year ended December 31,
	2005	2006	2007
Income from continuing operations	$(6,397)	$(5,850)	$16,543
Stockholders' equity for—
Unrealized gains (losses) on cash flow hedges	—	2,476	32,246
Retirement benefits	—	(137)	(540)

Total income tax expense (benefit)	$(6,397)	$(3,511)	$48,249

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

25. Income taxes (Continued)

        The components of income before income taxes from continuing operations are as follows:

	Year ended December 31,
	2005	2006	2007
Domestic (Luxembourg for 2005 and 2006/U.S. for 2007)	$(19,955)	$(15,634)	$(10,957)
Foreign	30,662	49,556	92,565

Income before income taxes	$10,707	$33,922	$81,608

        Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2005	2006	2007
Current taxes
Domestic (Luxembourg for 2005 and 2006/U.S. for 2007)	$—	$—	$444
Foreign	6,799	2,954	20,972

	$6,799	$2,954	$21,416

Deferred taxes
Domestic (Luxembourg for 2005 and 2006/U.S. for 2007)	$—	$—	$2,011
Foreign	(13,196)	(8,804)	(6,884)

	$(13,196)	$(8,804)	$(4,873)

Total income tax expense (benefit)	$(6,397)	$(5,850)	$16,543

        Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the Luxembourg statutory income tax rate of 30.38% (for 2005 and 2006) and US federal statutory income tax rate of 35% (for 2007) to income before income taxes, as a result of the following:

	Year ended December 31,
	2005	2006	2007
Income before income taxes	$10,707	$33,922	$81,608
Statutory tax rates	30.38%	30.38%	35.00%
Computed expected income tax expense	3,253	10,306	28,563
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	12,555	13,472	10,955
Tax benefit from tax holiday	(26,120)	(38,412)	(31,144)
Non-deductible expenses	386	2,006	5,209
U.S. State and local taxes	(221)	(618)	958
Effect of change in tax rates	(2,566)	—	(366)
Change in valuation allowance	5,733	6,934	2,782
Change in tax status	—	—	(1,325)
Other	583	462	911

Reported income tax expense (benefit)	$(6,397)	$(5,850)	$16,543

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

25. Income taxes (Continued)

        Under the Indian Income Tax Act, a substantial portion of the profits of the Company's Indian operations is exempt from Indian income tax. The Indian tax year ends on March 31. This tax holiday is available for a period of ten consecutive years beginning in the year in which the respective Indian undertaking commenced operations but in no case extending beyond March 31, 2009. The tax holiday expires with respect to the Company's Indian operations beginning with the year ended March 31, 2007 and through the year ended March 31, 2009. Additionally, one of the Company's Indian subsidiaries is eligible for tax holiday as a Special Economic Zone unit commencing from 2007 onwards in respect of 100% of the export profits for a period of 5 years, 50% of such profits for next 5 years and 50% of the profits for further period of 5 years subject to satisfaction of certain capital investment requirements.

        The basic earnings per share effect of the tax holiday is $0.37, $0.54 and $0.23, respectively, for the years ended December 31, 2005, 2006 and 2007. The diluted earnings per share effect of the tax holiday is $0.37, $0.54 and $0.22, respectively, for the years ended December 31, 2005, 2006 and 2007.

        During the fourth quarter of 2007, the Company obtained a favorable tax ruling from the Hungarian government allowing reversal of $10,096 on account of a Hungarian minimum tax previously recorded for the nine-months ended September 30, 2007.

        On October 1, 2007, a US subsidiary of the Company changed its US tax filing status from a non-taxable entity to a taxable corporation. As a result, the Company recognized the deferred tax assets and liabilities for temporary differences existing at the date this entity became a US taxable corporation and the net impact of this change in tax status resulted in a tax benefit of $1,325.

        The components of the deferred tax balances as of December 31, 2006 and 2007 are as follows:

	As of December 31,
	2006	2007
Deferred tax assets
Net operating loss carryforwards	$22,522	$12,417
Accrued liabilities and other expenses	6,446	7,416
Provision for doubtful debts	196	2,718
Property, plant and equipment	—	1,862
Unrealized losses on cash flow hedges, net	—	1,466
Stock-based compensation	416	1,256
Retirement benefits	460	2,810
Deferred revenue	—	24,248
Other	1,104	1,226

	$31,144	$55,419
Less: Valuation allowance	(15,349)	(6,772)

Total deferred tax assets	$15,795	$48,647

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

25. Income taxes (Continued)

Deferred tax liabilities
Unrealized gains on cash flow hedges, net	$2,596	$42,846
Intangible assets	30,985	26,897
Property, plant and equipment	808	3,063
Deferred cost	—	24,136
Other	1,052	1,125

Total deferred tax liabilities	$35,441	$98,067

Net deferred tax liabilities	$19,646	$49,420

Classified as
Deferred tax assets
Current	$1,144	$9,683
Non-current	$1,549	$2,196
Deferred tax liabilities
Current	$1,858	$20,561
Non-current	$20,481	$40,738

        The change in the total valuation allowance for deferred tax assets as of December 31, 2005, 2006 and 2007 is as follows:

	As of December 31,
	2005	2006	2007
Opening valuation allowance	$—	$8,091	$15,349
Reduction due to expiry of operating losses	—	—	(11,359)
Reduction during the year	—	—	(612)
Addition during the year	8,091	7,258	3,394

Closing valuation allowance	$8,091	$15,349	$6,772

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax asset governed by the tax code. Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

25. Income taxes (Continued)

        The subsequent recognition of tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2007 amounting to $1,239 will be recognized as an adjustment to goodwill and the remaining balance would be included in the Consolidated Statements of Income.

        As of December 31, 2007, the deferred tax assets related to operating loss carryforwards amounted to $12,417. Operating losses of subsidiaries in Hungary amounting to $22,984 can be carried forward for an indefinite period. The remaining tax loss carryforwards expire in the amounts shown below in the following years:

Year ending December 31,	US	Europe	Others
2011	$—	$682	$—
2016	—	—	1,792
2020	743	—	—
2021	926	—	—
2022	8,138	—	—
2023	550	—	—
2024	685	—	—
2025	1,427	—	—
2026	5,719	—	—
2027	5,619	—	—

	$23,807	$682	$1,792

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $366,241 as of December 31, 2007. It is impracticable to determine the amount of taxes payable in the event of repatriation of these earnings. The Company plans to indefinitely reinvest these undistributed earnings of foreign subsidiaries or has the ability to repatriate in a tax-free manner, and accordingly, does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated.

        The Company adopted FIN 48 on January 1, 2007. As a result of implementation of FIN 48, as of January 1, 2007, the Company had unrecognized tax benefits for uncertain tax positions amounting to $7,363. Of that amount, $2,573 is the potential benefit that, if recognized, would affect the effective tax rate.

        As of December 31, 2007, the Company had unrecognized tax benefits amounting to $11,898. Of that amount, $5,564 is the potential benefit that, if recognized, would impact the effective tax rate.

        The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2007 to December 31, 2007:

Balance at January 1, 2007	$7,363
Increase related to prior year tax positions	859
Decrease related to prior year tax positions	(112)
Increase related to current year tax positions	2,762
Effect of exchange rate changes	1,026
Balance at December 31, 2007	$11,898

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

25. Income taxes (Continued)

        As of December 31, 2006 and 2007, the Company has accrued approximately $1,283 and $2,081, respectively, in interest relating to unrecognized tax benefits. During the year ended December 31, 2007, the Company recognized approximately $798 in interest. No penalties have been accrued as of December 31, 2007, as the Company believes that the tax positions taken have met the minimum statutory requirements to avoid payment of penalties.

        With respect to all tax years open to examination by U.S. federal and various state, local, and non-U.S. tax authorities, the Company currently estimates that the total unrecognized tax benefits will be decreased by a range of between $5,000 and $7,000 in the next twelve months primarily as a result of the settlement of tax examinations. During the first quarter of 2008, the Company received a favorable ruling from the taxing authorities in India which would impact the effective tax rate by decreasing the unrecognized tax benefits by $2,802. However, the Indian taxing authorities have also ruled against the Company in respect of one of the tax positions for which the liability for unrecognized tax benefits will be increased by $791 (including interest of $186).

        The income tax returns of the Company's subsidiaries in the U.S., Hungary, Romania, and Mexico remain subject to audit for years beginning 2005. During the first quarter of 2008, the audit of one of the Company's subsidiaries in Hungary was completed through 2006, with no significant impact. Income tax filings of the Company's subsidiaries in India are subject to examination by the Indian taxing authorities for fiscal tax years beginning on April 1, 2004. Income tax filings of the Company's subsidiaries in China are subject to examination by the Chinese taxing authorities for years beginning 2000.

26. Segment reporting

        The Company manages various types of business process and information technology services in an integrated manner to customers in various industries and geographic locations. The Company's operations are located in nine countries. The Company's Chief Executive Officer, who has been identified as the Chief Operation Decision Maker (CODM), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenue and earnings before interest and income taxes (EBIT) by identified business units. The identified business units are organized for operational reasons and represent either services-based, customer-based, industry-based or geography-based units. There is a significant overlap between the manner in which the business units are organized. Additionally, the composition and organization of the business units is fluid and the structure changes regularly in response to the growth of the overall business acquisitions and changes in reporting structure, clients, services, industries served, and delivery centers.

        Based on an overall evaluation of all facts and circumstances and after combining operating segments with similar economic characteristics that comply with other aggregation criteria specified in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has determined that it operates as a single reportable segment.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

26. Segment reporting (Continued)

        Net revenues for different types of services provided are as follows:

	Year ended December 31,
	2005	2006	2007
Business Process Services	$344,102	$451,408	$621,206
Information Technology Services	147,792	161,639	201,478

	$491,894	$613,047	$822,684

        Revenues from customers based on the industry serviced are as follows:

	Year ended December 31,
	2005	2006	2007
Banking Financial Services and Insurance	$236,108	$272,796	$361,065
Manufacturing	214,964	268,112	346,919
Others	40,822	72,139	114,700

	$491,894	$613,047	$822,684

        Net revenues from geographic areas based on location of service delivery units are as follows. A portion of the net revenues the Company attributes to India consists of net revenues for services performed by Delivery Centers or at clients' premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2005	2006	2007
India	$400,232	$486,528	$622,509
Asia, other than India	21,363	32,441	45,407
Americas	46,994	63,543	78,628
Europe	23,305	30,535	76,140

	$491,894	$613,047	$822,684

        Property, plant and equipment, net by geographic areas are as follows:

	As of December 31,
	2005	2006	2007
India	$91,326	$117,390	$140,255
Asia, other than India	4,230	9,209	16,134
Americas	12,955	21,770	27,828
Europe	5,002	9,607	11,443

	$113,513	$157,976	$195,660

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

26. Segment reporting (Continued)

        GE comprised 91%, 74% and 58% of the consolidated total net revenue in 2005, 2006 and 2007, respectively. No other customer accounted for 10% or more of the consolidated total net revenue during these periods.

27. Related party transactions

        The Company has entered into related party transactions with GE, a significant shareholder, and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as "GE" herein). The Company has also entered into related party transactions with its non-consolidating affiliates.

        The related party expenses and income can be categorized as follows:

Revenue from services

        Prior to December 31, 2004, substantially all of the revenues of the Company were derived from services provided to GE entities. In connection with the 2004 Reorganization, GE entered into a Master Service Agreement (MSA) with the Company. The GE MSA, as amended, provides that GE will purchase services in an amount not less than a Minimum Volume Commitment (MVC) of $360,000 per year for six years beginning January 1, 2005, $270,000 in 2011, $180,000 in 2012 and $90,000 in 2013. Revenues in excess of the MVC can be credited, subject to certain limitations, against short falls in the subsequent years.

        For the years ended December 31, 2005, 2006, and 2007, the Company recognized net revenues from GE of $449,672, $453,305 and $481,033, respectively, representing 91%, 74% and 58%, respectively, of the consolidated total net revenues.

Cost of revenue from services

        The Company purchases certain services from GE and also procured personnel from GE for software development activities. These costs were recorded as consulting charges and included as part of the cost of revenues. For the years ended December 31, 2005, 2006 and 2007, cost of revenue included amounts of $13,234, $3,307 and $5,848 respectively, relating to services procured from GE.

Selling, general and administrative expenses

        The Company purchases certain services from GE, procured personnel from GE for managerial support, and also shared certain common facilities and resources. These costs were recorded as personnel expenses, and facilities maintenance costs, which were included as part of operational expenses. For the years ended December 31, 2005, 2006 and 2007, selling, general and administrative expenses included amounts of $3,100, $1,096 and $733, respectively, relating to services procured from GE. Selling, general and administrative expenses also include a cost credit of $147 for the year ended December 31, 2007 in relation to cost recovery from its non-consolidating affiliates.

Other operating income

        The Company provides some shared services such as facility, recruitment, training and communication to GE. Recovery for such services has been included as other operating income in the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

27. Related party transactions (Continued)

consolidated statements of income. For the years ended December 31, 2005, 2006 and 2007, income from these services was $6,185, $4,930 and $4,137, respectively.

Interest income

        The Company earned interest income on short term deposits placed with GE. For the years ended December 31, 2005, 2006 and 2007, interest income earned on these deposits was $1,610, $634 and $1,222, respectively.

Interest expense

        The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the years ended December 31, 2005, 2006 and 2007 interest expenses relating to such related party debt amounted to $413, $754 and $852, respectively.

Sale of assets

        During the year ended December 31, 2006, the Company sold a part of a facility to GE for $2,000. Subsequently, it leased the same facility under an operating lease for twenty-four months.

Purchase of assets

        During the year ended December 31, 2007, the Company purchased a software license from GE for $224.

Repurchase of common and preferred stock

        During the year ended December 31, 2006, the Company re-purchased 3,628,130 common shares and 59,000 2% Cumulative Series A convertible preferred stock from GE for total cash consideration of $49,995.

Sale of common shares by GE

        During the year ended December 31, 2005, one of the Company's customers purchased common shares from GE under a securities purchase agreement dated November 30, 2005. Under an agreement between the Company and that customer dated November 30, 2005, the customer agreed to pay a penalty to the Company if the number of employees performing services for the customer does not exceed certain specified levels by December 31, 2010 and any one of the following events has occurred: (i) an initial public offering or a change of control event has occurred prior to that date, in which case the payment is due on January 31, 2011; (ii) an initial public offering or a change of control event occurs prior to the date when the MSA is terminated, in which case the payment is to be made on the termination of the MSA with the customers; or (iii) the MSA is terminated prior to an initial public offering or change of control event, in which case the payment is due on the earlier of the initial public offering or the change of control event.

        The amount of the payment depends on the number of employees performing services for the customer at such time as well as the price of the Company's common shares at the time of any initial public offering and the movement of an index comprised of the share prices of certain of the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

27. Related party transactions (Continued)

Company's competitors. Since the shares were sold by the principal shareholder at the fair value as of the date of the transfer of shares, the sale of common shares and the related revenue commitment has no accounting implication for the Company's financial statements for the year ended December 31, 2005, 2006 and 2007.

        The balances receivable from and payable to related parties are summarized as follows:

	As of December, 31
	2006	2007
Due from GE
Accounts receivable, net of allowance	$97,397	$93,307
Short term deposits	1,010	35,079
Prepaid expenses and other current assets	10,236	8,977

	$108,643	$137,363

Due to GE
Current portion of capital lease obligations	$1,686	$1,826
Accrued expenses and other current liabilities	8,928	8,930
Capital lease obligations, less current portion	3,067	2,969
Current portion of long-term debt	1,131	1,125
Long-term debt, less current portion	3,865	2,740
Other liabilities	7,019	8,341

	$25,696	$25,931

28. Commitments and contingencies

Capital commitments

        As of December 31, 2006 and 2007, the Company has committed to spend $247 and $18,523, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Other commitments

        The Company's business process delivery centers in India are 100% Export Oriented units or Software Technology Parks of India units ("STPI") under the STPI guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duty, central excise duty, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

29. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007
Total net revenues	$175,981	$200,492	$214,562	$231,649	$822,684
Gross profit	$66,096	$71,979	$81,472	$87,674	$307,221
Income from operations	$10,572	$19,581	$25,551	$31,100	$86,804
Income before share of equity in loss of affiliate, minority interest and income tax	$6,991	$16,083	$24,932	$33,602	$81,608
Net Income	$1,846	$7,093	$16,323	$31,161	$56,423
Net income/(loss) available to common shareholders	$(14,698)	$(11,913)	$12,734	$31,161	$17,285
Earnings (loss) per common share
Basic	$(0.22)	$(0.17)	$0.07	$0.15	$0.13
Diluted	$(0.22)	$(0.17)	$0.07	$0.14	$0.12
Weighted average number of common shares used in computing earnings (loss) per common share
Basic	68,326,370	69,462,052	186,839,059	211,851,694	135,517,771
Diluted	68,326,370	69,462,052	195,698,132	218,723,403	142,739,811

	Three months ended				Year ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006
Total net revenues	$131,897	$140,956	$162,386	$177,808	$613,047
Gross profit	$53,911	$55,203	$68,875	$74,177	$252,166
Income from operations	$4,195	$7,408	$15,000	$16,554	$43,157
Income before share of equity in loss of affiliate, minority interest and income tax	$3,640	$4,778	$10,770	$14,734	$33,922
Net Income	$5,068	$7,022	$12,805	$14,877	$39,772
Net income/(loss) available to common shareholders	$(2,430)	$(3,588)	$(1,384)	$(3,166)	$(10,568)
Earnings (loss) per common share
Basic	$(0.03)	$(0.05)	$(0.02)	$(0.05)	$(0.15)
Diluted	$(0.03)	$(0.05)	$(0.02)	$(0.05)	$(0.15)
Weighted average number of common shares used in computing earnings (loss) per common share
Basic	71,274,600	71,274,600	71,274,600	70,124,920	70,987,180
Diluted	71,274,600	71,274,600	71,274,600	70,124,920	70,987,180

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008

GENPACT LIMITED
By:	/s/ PRAMOD BHASIN Pramod Bhasin Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PRAMOD BHASIN Pramod Bhasin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2008
/s/ VIVEK N. GOUR Vivek N. Gour	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2008
/s/ RAJAT KUMAR GUPTA Rajat Kumar Gupta	Director	March 21, 2008
/s/ JOHN BARTER John Barter	Director	March 25, 2008
/s/ J. TAYLOR CRANDALL J. Taylor Crandall	Director	March 20, 2008
/s/ STEVEN A. DENNING Steven A. Denning	Director	March 25, 2008
/s/ MARK F. DZIALGA Mark F. Dzialga	Director	March 25, 2008
/s/ JAGDISH KHATTAR Jagdish Khattar	Director	March 25, 2008
/s/ JAMES C. MADDEN James C. Madden	Director	March 25, 2008
/s/ DENIS J. NAYDEN Denis J. Nayden	Director	March 25, 2008
/s/ ROBERT G. SCOTT Robert G. Scott	Director	March 25, 2008
/s/ A. MICHAEL SPENCE A. Michael Spence	Director	March 20, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).
3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).
4.1	Form of specimen certificate for the Registrant's common shares (incorporated by reference to Exhibit 4.1 to Amendment No. 4 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).
10.1	Form of Amended and Restated Shareholders' Agreement by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 4 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).
10.2	Master Services Agreement dated December 30, 2004 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡
10.3	Master Services Agreement 1st Amendment dated January 1, 2005 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).
10.4	Second Amendment dated December 16, 2005 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).
10.5	Master Services Agreement Third Amendment dated September 6, 2006 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡
10.6	Master Professional Services Agreement dated November 30, 2005 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wachovia Corporation) (incorporated by reference to Exhibit 10.6 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡
10.7	First Amendment to Master Professional Services Agreement dated August 26, 2006 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wachovia Corporation) (incorporated by reference to Exhibit 10.7 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).
10.8	Agreement dated November 30, 2005 among Genpact Global Holdings SICAR S.à.r.l., Macro*World Research Corporation and Wachovia Corporation (incorporated by reference to Exhibit 10.8 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.9	Amended and Restated Credit Agreement dated June 30, 2006 among Genpact International S.à.r.l., Genpact Global Holdings SICAR S.à.r.l., Bank of America Securities Asia Limited, Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.9 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).
10.10	Gecis Global Holdings 2005 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†
10.11	Genpact Global Holdings 2006 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†
10.12	Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†
10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†
10.14	Stock Option Agreement dated as of July 26, 2005 between Gecis Global Holdings SICAR S.à.r.l. and Pramod Bhasin (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†
10.15	Employment Agreement dated as of July 26, 2005, with effect from January 1, 2005, by and among Gecis Global Holdings SICAR S.à.r.l., Gecis International S.à.r.l. and Pramod Bhasin (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†
10.16	Employment Agreement dated as of September 21, 2005, with effect from February 7, 2005, by and among Gecis Global Holdings SICAR S.à.r.l., Gecis International S.à.r.l. and N.V. Tyagarajan (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†
10.17	Reorganization Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global (Lux) S.à.r.l., Genpact Global Holdings SICAR S.à.r.l. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).
10.18	Fiduciary Share Exchange Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Sal Oppenheim Jr. & Cie. S.C.A. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).
10.19	Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.20	Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).†
10.21	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant's Registration Statement on Form S-1(File No. 333-142875) filed with the SEC on August 1, 2007).†
10.22	Amended and Restated Employment Agreement dated as of December 24, 2007, with effect from January 1, 2005, by and between the Registrant and Pramod Bhasin (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 27, 2007).†
10.23	Employment Agreement, with effect from October 1, 2007, by and between Genpact Romania SRL and Patrick Cogny (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 27, 2007).†
10.24	Master Services Agreement Fourth Amendment dated March 27, 2008 between Genpact International, Inc. and General Electric Company. *
10.25	Amendment No. 1 to the Amended and Restated Shareholders' Agreement dated March 27, 2008 by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto. *
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG.*
24.1	Powers of Attorney.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed with this Annual Report on Form 10-K.

†
Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

‡
Confidential treatment has been requested for certain portions that are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

QuickLinks

TABLE OF CONTENTS
Special Note Regarding Forward-Looking Statements
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A(T). Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 15. Exhibits and Financial Statement Schedules
GENPACT LIMITED AND ITS SUBSIDIARIES
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
GENPACT LIMITED AND ITS SUBSIDIARIES Consolidated Balance Sheets (In thousands, except per share data)
GENPACT LIMITED AND ITS SUBSIDIARIES Consolidated Balance Sheets (In thousands, except per share data)
GENPACT LIMITED AND ITS SUBSIDIARIES Consolidated Statements of Income (In thousands, except per share data)
GENPACT LIMITED AND ITS SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (In thousands, except per share data)
GENPACT LIMITED AND ITS SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (In thousands, except per share data)
GENPACT LIMITED AND ITS SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (In thousands, except per share data)
GENPACT LIMITED AND ITS SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)
GENPACT LIMITED AND ITS SUBSIDIARIES Notes to the Consolidated Financial Statements (In thousands, except per share data)
SIGNATURES
EXHIBIT INDEX