Form 10-Q
period 2008-03-31
Genpact LTD
filed 2008-05-15
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2008

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                to

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0533350 (I.R.S. Employer Identification No.)

Canon’s Court 22 Victoria Street Hamilton HM Bermuda (441) 295-2244 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☒

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of May 9, 2008 was 212,547,683.

i

PART I

Item 1.    Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

 Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2007	As of March 31, 2008
Assets
Current assets
Cash and cash equivalents	3	$279,306	$271,246
Accounts receivable, net	4	99,354	128,318
Accounts receivable from a significant shareholder, net	4	93,307	82,501
Short term deposits with a significant shareholder		35,079	33,387
Deferred tax assets		9,683	10,429
Due from a significant shareholder		8,977	8,078
Prepaid expenses and other current assets		146,155	153,663
Total current assets		671,861	687,622

Property, plant and equipment, net	7	195,660	191,466
Deferred tax assets		2,196	6,135
Investment in equity affiliate		197	—
Customer-related intangible assets, net	8	99,257	89,355
Other intangible assets, net	8	10,375	8,969
Goodwill	8	601,120	593,543
Other assets		162,800	137,228
Total assets		$1,743,466	$1,714,318

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2007	As of March 31, 2008
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt		$19,816	$19,843
Current portion of long-term debt from a significant shareholder		1,125	1,131
Current portion of capital lease obligations		38	20
Current portion of capital lease obligations payable to a significant shareholder		1,826	1,697
Accounts payable		12,446	13,562
Income taxes payable		7,035	16,815
Deferred tax liabilities		20,561	17,892
Due to a significant shareholder		8,930	9,321
Accrued expenses and other current liabilities		197,298	190,512
Total current liabilities		269,075	270,793
Long-term debt, less current portion		100,041	95,069
Long-term debt from a significant shareholder, less current portion		2,740	2,451
Capital lease obligations, less current portion		137	91
Capital lease obligations payable to a significant shareholder, less current portion		2,969	2,582
Deferred tax liabilities		40,738	24,415
Due to a significant shareholder		8,341	10,410
Other liabilities		65,630	91,320
Total liabilities		489,671	497,131

Minority interest		3,066	2,247

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 212,101,874 and 212,289,869 issued and outstanding as of December 31, 2007 and March 31, 2008, respectively		2,121	2,123
Additional paid-in capital		1,000,179	1,004,784
Retained earnings		26,469	46,162
Accumulated other comprehensive income (loss)		221,960	161,871
Total shareholders’ equity		1,250,729	1,214,940
Commitments and contingencies		—	—
Total liabilities, minority interest and shareholders’ equity		$1,743,466	$1,714,318

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

 Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended March 31,
	Notes	2007	2008
Net revenues
Net revenues from services—significant shareholder	18	$120,772	$114,323
Net revenues from services—others		54,255	120,094
Other revenues		955	17
Total net revenues		175,982	234,434

Cost of revenue
Services	13,18	109,150	157,599
Others	13	735	—
Total cost of revenue		109,885	157,599
Gross profit		66,097	76,835
Operating expenses:
Selling, general and administrative expenses	14,18	48,554	66,089
Amortization of acquired intangible assets	8	9,192	10,224
Foreign exchange (gains) losses, net	15	(1,660)	(22,377)
Other operating income	18	(563)	(1,138)
Income from operations		10,574	24,037
Other income (expense), net	16	(3,580)	1,874

Income before share of equity in (earnings) loss of affiliate, minority interest and income tax expense		6,994	25,911

Equity in loss of affiliate		73	210

Minority interest		904	2,842

Income tax expense		4,169	3,166
Net Income		$1,848	$19,693

Net income (loss) available to common shareholders	12	$(14,698)	$19,693

Earnings (loss) per common share -	12
Basic		$(0.22)	$0.09
Diluted		$(0.22)	$0.09
Weighted average number of common shares used in computing earnings (loss) per common share -
Basic		68,326,370	212,197,645
Diluted		68,326,370	218,508,968

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

										Treasury stock
	2% Cumulative Series A		5% Cumulative Series B						Accumulated		Series A
	convertible preferred stock		convertible preferred stock		Common shares		Additional		Other		Preferred		Total
	No. of		No. of		No. of		Paid-in	Retained	Comprehensive	Common	stock		Shareholders’	Comprehensive
	shares	Amount	shares	Amount	shares	Amount	Capital	Earnings	Income (loss)	shares (No.)	(No.)	Amount	Equity	Income (loss)
Balance as of January 1, 2007	3,077,868	$95,414	3,017,868	$93,554	71,390,738	$714	$494,325	$5,978	$(15,295)	(3,628,130)	(59,000)	$(49,995)	$624,695
Issuance of common shares on exercise of options	—	—	—	—	198,809	2	687	—	—	—	—	—	689
Treasury Stock issued in business combination	—	—	—	—	—	—	8,045	—	—	1,442,316	—	15,220	23,265
Repurchase and retirement of Cumulative Series A convertible Preferred stock from employees	(201)	(6)	—	—	—	—	(35)	—	—	—	—	—	(41)
Repurchase and retirement of Cumulative Series B convertible Preferred stock from employees	—	—	(201)	(6)	—	—	(35)	—	—	—	—	—	(41)
Share-based compensation expense (note 11)	—	—	—	—	—	—	1,935	—	—	—	—	—	1,935
Accrual of dividend on Preferred stock	—	—	—	—	—	—	16,546	(16,546)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,848	—	—	—	—	1,848	$1,848
Other comprehensive income:
Unrealized gain on cash flow hedging
derivatives, net of taxes	—	—	—	—	—	—	—	—	17,844	—	—	—	17,844	17,844
Currency translation adjustments	—	—	—	—	—	—	—	—	11,847	—	—	—	11,847	11,847
Comprehensive income (loss)														$31,539

Balance as of March 31, 2007	3,077,667	$95,408	3,017,667	$93,548	71,589,547	$716	$521,468	$(8,720)	$14,396	(2,185,814)	(59,000)	$(34,775)	$682,041

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Common shares		Additional	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	No. of shares	Amount	Paid-in Capital	Earnings	Income (loss)	Equity	Income (loss)
Balance as of January 1, 2008	212,101,874	$2,121	$1,000,179	$26,469	$221,960	$1,250,729
Issuance of common shares on exercise of options	187,995	2	678	—	—	680
Share-based compensation expense (Note 11)	—	—	3,927	—	—	3,927
Comprehensive income:
Net income	—	—	—	19,693	—	19,693	$19,693
Other comprehensive income:
Unrealized loss on cash flow hedging derivatives, net of taxes	—	—	—	—	(41,191)	(41,191)	(41,191)
Currency translation adjustments	—	—	—	—	(18,898)	(18,898)	(18,898)
Comprehensive income (loss)							$(40,396)
Balance as of March 31, 2008	212,289,869	$2,123	$1,004,784	$46,162	$161,871	$1,214,940

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2007	2008

Operating activities
Net income	$1,848	$19,693
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10,594	16,921
Amortization of debt issue costs	185	168
Amortization of acquired intangible assets	9,454	10,482
Loss (gain) on sale of property, plant and equipment, net	(46)	(50)
Provision for doubtful receivables	943	950
Provision for mortgage loans	—	580
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(776)	(5,476)
Equity in loss of affiliate	73	210
Minority interest	904	2,842
Share-based compensation expense	1,935	3,927
Deferred income taxes	(874)	(7,099)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(11,100)	(16,573)
Decrease (increase) in other assets	(3,261)	(10,002)
(Decrease) increase in accounts payable	3,506	860
(Decrease) increase in accrued expenses and other current liabilities	(14,037)	(12,610)
(Decrease) increase in income taxes payable	6,486	9,436
(Decrease) increase in other liabilities	2,988	6,638
Net cash provided by operating activities	$8,822	$20,897
Investing activities
Purchase of property, plant and equipment	(10,671)	(18,057)
Proceeds from sale of property, plant and equipment	1,923	329
Investment in affiliates	(452)	—
Short term deposits placed	(29,824)	(42,150)
Redemption of short term deposits	30,834	42,906
Payment for business acquisition, net of cash acquired	(14,771)	—
Net cash used in investing activities	$(22,961)	$(16,972)
Financing activities
Repayment of capital lease obligations	(638)	(708)
Repayment of long-term debt	(5,000)	(5,370)
Short-term borrowings, net	20,375	—
Repurchase of common shares and preferred stock	(82)	—
Proceeds from issuance of preferred stock	689	—
Proceeds from issuance of common shares on exercise of options	—	680
Payment to minority shareholders	—	(3,828)
Net cash provided (used) by financing activities	$15,344	$(9,226)

Effect of exchange rate changes	679	(2,759)
Net increase (decrease) in cash and cash equivalents	1,205	(5,301)
Cash and cash equivalents at the beginning of the period	35,430	279,306
Cash and equivalents at the end of the period	$37,314	$271,246

Supplementary information
Cash paid during the period for interest	$3,520	$2,054
Cash paid during the period for income taxes	$1,346	$7,938
Property, plant and equipment acquired under capital lease obligation	$260	$394
Shares issued for business acquisition	$23,265	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1. Nature of Operations

(a) Organization

Genpact Limited (the ‘‘Company’’) was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holdings SICAR S.à.r.l. (‘‘GGH’’) with the intent of making it the new holding Company of our business. On July 13, 2007, the Company effectuated a transaction that resulted in the shareholders of GGH exchanging their common stock in GGH for common shares of the Company, and the shareholders of Genpact Global (Lux) S.à.r.l. (‘‘GGL’’) exchanging their preferred and common stock in GGL for common shares of the Company. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH. This transaction and other related transactions commencing on this date are referred to as the ‘‘2007 Reorganization.’’

We use the terms ‘‘Genpact’’, ‘‘Company’’, ‘‘we’’ and ‘‘us’’ to refer to both GGH and its subsidiaries prior to July 13, 2007 and Genpact Limited and its subsidiaries after such date.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (‘‘GE’’). On December 30, 2004, in a series of transactions referred to as the ‘‘2004 Reorganization’’, GE transferred such operations to a newly formed entity, GGH.

(b) Nature of Operations

The Company manages business processes for companies worldwide, combining its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services. The Company delivers services from a global network of 33 locations in nine countries. The Company’s service delivery locations, referred to as Delivery Centers, are in India, China, Hungary, Mexico, the Philippines, the Netherlands, Romania, Spain and the United States (U.S).

2. Summary of significant accounting policies

a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and footnote disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company.

The unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The accompanying unaudited interim consolidated financial statements have been prepared on a consolidated basis and reflect the unaudited interim consolidated financial statements of Genpact Limited and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting. All inter-company transactions and balances are eliminated in consolidation.

The minority interest disclosed in the unaudited interim consolidated financial statements represents the minority partners’ interest in the operation of Genpact Netherlands B.V. and the profits associated with the minority partners’ interest in those operations. The minority partners are individually liable for the tax obligations on their share of profit and, accordingly, minority interest has been computed prior to tax and disclosed accordingly in the unaudited interim consolidated statements of income.

b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, carrying amount of property, plant and equipment, intangibles and goodwill, provision for doubtful receivables and valuation allowance for deferred tax assets, valuation of derivative financial instruments measurements, of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the unaudited interim consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

c) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents with corporations and banks with high investment grade ratings. Short term deposits are with GE, a significant shareholder, and with other financial institutions of repute. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 48% and 39% of receivables as of December 31, 2007 and March 31, 2008, respectively. GE accounted for 69% and 49% of revenues for the three months ended March 31, 2007 and 2008, respectively.

d) Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines ‘fair value’, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. In February 2008, the FASB approved FSP 157-2, which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2008 the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position and results of operations. See note 5 for information and related disclosures regarding our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. The issuance of SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Effective January 1, 2008 the Company adopted the provisions of SFAS No. 159. The Company has not elected to use fair value measurements under SFAS No. 159 with respect to any existing eligible instruments.

e) Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which is a revision of SFAS No. 141, “Business Combinations”. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to comply with the provisions of SFAS No. 141R for acquisitions made in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements and will adopt the provisions of SFAS No. 160 for the fiscal year beginning January 1, 2009.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No.133. (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

f) Reclassification

Certain reclassifications have been made in the unaudited interim consolidated financial statements of the prior periods to conform to the classification used in the current period.

3. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2007 and March 31, 2008 are comprised of the following:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except per share data)

Cash and Cash Equivalents (Continued)

	As of December 31, 2007	As of March 31, 2008
Deposits with banks	$218,824	$220,188
Other cash and bank balances	60,482	51,058
	$279,306	$271,246

4. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $198,166 and $217,146, and provision for doubtful receivables was $5,505 and $6,327, resulting in a net accounts receivable balance of $192,661 and $210,819, as of December 31, 2007 and March 31, 2008, respectively.

Accounts receivable from a significant shareholder, GE, were $95,018 and $84,802 and provision for doubtful receivables was $1,711 and $2,301, resulting in a net accounts receivable balance of $93,307 and $82,501 as of December 31, 2007 and March 31, 2008, respectively.

5. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments and loans held for sale. The fair value measurements of such financial assets and liabilities were determined using the following inputs at March 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$127,647	$—	$127,647	$—
Loans held for sale (Note a)	1,265	—	—	1,265
Total	$128,912	$—	$127,647	$1,265

Liabilities

Derivative Instruments (Note b)	$35,458	$—	$35,458	$—
Total	$35,458	$—	$35,458	$—

(a) Included in Prepaid expenses and other current assets and other assets in the consolidated balance sheets

(b) Included in Accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

Three months ended March 31, 2008
Opening balance, net	$1,743
Impact of fair value included in earnings (Refer note 9)	(478)
Closing balance	$1,265

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except per share data)

6. Derivative financial instruments

The Company is exposed to foreign currency fluctuations on foreign currency assets and forecasted cash flows denominated in a foreign currency. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and foreign currency forecasted cash flows. These derivative financial instruments are largely forward foreign exchange contracts. The counterparties are banks and the Company considers the risks of non-performance by the counterparties as non-material. The forward foreign exchange contracts mature between one to thirty-six months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts as of (Note a)		Balance sheet exposure asset (liability) as of (Note b)
	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,867,500	$2,036,000	$154,736	$108,356
United States Dollars (sell) Mexican Peso (buy)	24,500	18,000	608	844
United States Dollars (sell) Philippines Peso (buy)	9,400	9,400	421	226
Euro (sell) United States Dollars (buy)	—	4,048	—	(1)
Euro (sell) Hungarian Forints (buy)	30,406	37,137	1,650	298
Euro (sell) Romanian Leu (buy)	119,024	118,802	(9,163)	(17,217)
Japanese Yen (sell) Chinese Renminbi (buy)	27,164	30,717	1,567	(662)
Pound Sterling (sell) United States Dollars (buy)	51,053	38,941	558	345
Interest rate swaps (floating to fixed)	30,000	—	40	—
			$150,417	$92,189

(a) Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks.  The amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.

(b) Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

In connection with cash flow hedges, the Company has recorded a gain of $116,256 and $75,065, net of taxes, as a component of accumulated and other comprehensive income within shareholders’ equity as at December 31, 2007 and March 31, 2008, respectively.

7. Property, plant and equipment, net

Property, plant and equipment consists of the following:

	As of December 31, 2007	As of March 31, 2008
Property, plant and equipment, gross	$314,087	$325,095
Less: Accumulated depreciation and amortization	(118,427)	(133,629)
Property, plant, and equipment, net	$195,660	$191,466

Depreciation expense on property, plant and equipment amounted to $8,579 and $10,121 during the three months ended March 31, 2007 and 2008, respectively. The amount of computer software amortization during the three months ended March 31, 2007 and 2008 was $2,015 and $6,800 respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except per share data)

8. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2007 and three months ended March 31, 2008:

	As of December 31, 2007	As of March 31, 2008

Opening balance	$493,452	$601,120
Goodwill relating to acquisitions consummated during the period	44,757	—
Effect of exchange rate fluctuations	62,911	(7,577)
Closing balance	$601,120	$593,543

The total amount of goodwill expected to be deductible for tax purposes is $20,404 and $19,604 as of December 31, 2007 and March 31, 2008, respectively.

The Company’s other intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2007			As of March 31, 2008
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related intangible assets	$232,190	$132,933	$99,257	$229,420	$140,065	$89,355
Marketing-related intangible assets	16,947	6,572	10,375	16,780	7,811	8,969
Contract-related intangible assets	559	559	—	544	544	—
	$249,696	$140,064	$109,632	$246,744	$148,420	$98,324

Amortization expenses for intangible assets as disclosed in the unaudited interim consolidated financial statements of income under amortization of acquired intangible assets for the three months ended March 31, 2007 and 2008 were $9,192 and $10,224 respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum value commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the three months ended March 31, 2007 and 2008 amounting to $262 and $258, respectively, has been reported as a reduction of revenue, consistent with the guidance in EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). As of March 31, 2008 the unamortized value of the intangible asset was $1,969 which will be amortized in future periods and reported as a reduction of revenue.

9. Loans held for sale

Loans held for sale were $2,408 and $2,408, and provisions against loans held for sale were $665 and $1,143, resulting in net loans-held-for-sale balances of $1,743 and $1,265 as of December 31, 2007 and March 31, 2008, respectively. Additionally, the Company has reserved $925 and $1,027 as of December 31, 2007 and March 31, 2008, respectively, for estimated losses on loans sold during the period prior to March 31, 2008.

10. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees.

Net Gratuity Plan costs for the three months ended March 31, 2007 and 2008 include the following components:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except per share data)

Defined benefit plans (continued)

	Three months ended March 31,
	2007	2008

Service costs	$250	$432
Interest costs	66	172
Amortization of actuarial loss	54	127
Expected return on plan assets	(48)	(95)
Net Gratuity Plan costs	$322	$636

Defined contribution plans

During the three months ended March 31, 2007 and 2008, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2007	2008

India	$1,428	$2,226
US	210	399
UK	238	162
Hungary	4	8
China	738	1,032
Mexico	21	34
Total	$2,639	$3,861

11. Share-based compensation

The Company has issued options under the Genpact Global Holdings 2005 Plan, Genpact Global Holdings 2006 Plan, Genpact Global Holdings 2007 Plan and Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) to eligible persons who are employees, directors and certain other persons associated with the Company.

From the date of adoption of the 2007 Omnibus Plan on July 13, 2007, the options forfeited, expired, terminated, or cancelled under any of the Plans will be added to the number of shares otherwise available for grant under the 2007 Omnibus Plan.

The share-based compensation costs relating to the above plans during the three months ended March 31, 2007 and 2008, amounting to $1,935 and $3,927, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to the assumptions used to estimate the fair value of options granted during the three months ended March 31, 2008.

A summary of the options granted during the three months ended March 31, 2008 is set out below:

	As of March 31, 2008
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding as at January 1, 2008	23,583,632	$9.33	8.5	$—
Granted	80,000	13.23	—	—
Forfeited	(544,363)	12.09	—	—
Expired	(2,260)	7.25	—	—
Exercised	(187,995)	3.62	—	1,623
Outstanding as at March 31, 2008	22,929,014	$9.33	8.2	$101,464
Vested and expected to vest at the end of the period	20,109,325	$8.56	8.2	$100,005
Exercisable at the end of the period	6,259,053	$4.36	7.5	$49,929
Weighted average grant date fair value of grants during the period	$6.10

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except per share data)

Share-based compensation (continued)

Effective April 1, 2007, an amendment was made to the Indian Income Tax Act to subject specified securities allotted or transferred by an employer to its employees resident in India to fringe benefit tax, or FBT.  Upon an Indian resident employee’s exercise of a stock option, the shares issued, or allocated and transferred, by the Company to such employee attract FBT.  The employer liability for FBT arises and is expensed by the Company at the time of such employee’s exercise of the stock option.

The employer may collect the FBT payable by it in connection with a stock option exercise from the employee exercising the stock option, which the Company does. As the amount collected from the employee reduces the employee’s ultimate benefit from such stock option exercise, it is treated similar to a reset of the terms of the stock option and deemed to increase the exercise price payable by the employee.  The FBT recovery by the Company from an employee is recorded as additional paid-in capital in the consolidated balance sheet.

The weighted average exercise price set forth in the table above is based on the contractual exercise price of the stock option and is not affected by the deemed increase in the exercise price resulting from recovery of FBT.  However, the weighted average grant date fair value of grants during the period set forth in the table above does reflect such deemed increase in exercise price.

Share Issuances Subject to Restrictions

In connection with the acquisition of Axis Risk Consulting Services Private Limited in 2007, 143,453 common shares were issued to selling shareholders. Of those common shares that were issued, 94,610 common shares were issued to selling shareholders who became employees of the Company and are subject to restrictions on transfer linked to continued employment with the Company for a specified period. In accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in Purchase Business Combinations, the Company has accounted for such shares as compensation for services.

A summary of the shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the three months ended March 31, 2008 is set out below:

	As of March 31, 2008
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding as at January 1, 2008	94,610	$14.04
Granted	—	—
Vested and allotted	(23,651)	14.04
Forfeited	—	—
Outstanding as at March 31, 2008	70,959	$14.04

12. Earnings (loss) per share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic and diluted earnings (loss) per common share give effect to the change in the common shares of the Company resulting from the 2007 Reorganization and are therefore based on the retrospective adjustment to the common stock of GGH outstanding prior to the date of the 2007 Reorganization. The exchange of GGL preferred stock for common shares of Genpact Limited was accounted for as a conversion of such preferred stock.  Such conversion has been given effect after the 2007 Reorganization. In the 2007 Reorganization, shareholders of GGH exchanged their common stock of GGH for common shares of Genpact Limited, and the shareholders of GGL exchanged their preferred and common stock of GGL for common shares of Genpact Limited. The GGL preferred stock was entitled to cumulative dividends that were not paid in cash and were accrued and added to the accreted value prior to the date of the 2007 Reorganization.

The calculation of earnings (loss) per common share was determined by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the respective periods. Since the preferred stock was participative in nature, profits of the Company before the 2007 Reorganization continued to be apportioned towards the preferred stockholders in accordance with their entitlement to participate in the undistributed profits. The potentially dilutive shares, consisting of such preferred shares as well as outstanding options on common shares, have been included in the computation of diluted net earnings (loss) per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except per share data)

Earnings (loss) per share (continued)

	Three months ended March 31,
	2007	2008

Net income (loss) available to common shareholders
Net income as reported	$1,848	$19,693
Less : preferred dividend	3,439	—
Less : beneficial interest on conversion of preferred stock dividend	13,107	—
Net income (loss) available to common shareholders	$(14,698)	$19,693
Weighted average number of common shares used in computing basic earnings (loss) per common share	68,326,370	212,197,645
Dilutive effect of stock options	—	6,311,323
Weighted average number of common shares used in computing dilutive earnings (loss) per common share	68,326,370	218,508,968
Earnings (loss) per common share -
Basic	$(0.22)	$0.09
Diluted	$(0.22)	$0.09

13. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2007	2008
Personnel expenses	$68,347	$97,983
Operational expenses	32,866	45,723
Depreciation and amortization	8,672	13,893
	$109,885	$157,599

14. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2007	2008

Personnel expenses	$32,657	$40,562
Operational expenses	13,975	22,499
Depreciation and amortization	1,922	3,028
	$48,554	$66,089

15. Foreign exchange (gains) losses, net

Foreign exchange (gains) losses, net consist of the following:

	Three months ended March 31,
	2007	2008

Gain on qualifying cash flow hedges	$(1,026)	$(15,668)
Others	(634)	(6,709)
	$(1,660)	$(22,377)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except per share data)

16. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended March 31,
	2007	2008

Interest income	$87	$4,216
Interest expense	(3,908)	(2,494)
Gain / (loss) on interest rate swaps	(35)	(283)
Other income	276	435
	$(3,580)	$1,874

17. Income taxes

In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, as interpreted by FIN 18, Accounting for Income Taxes in Interim Periods, the effective tax rate reflects the partial expiry of the tax holiday applicable to one of the Company’s Indian subsidiaries on March 31, 2008.

During the year ended December 31, 2007, the Company recorded a deferred tax liability on unrealized gains on certain effective hedges through the consolidated statement of income on account of a change in the tax status of one of its subsidiaries in the U.S. Out of the above, the Company has recognized a reversal of the deferred tax liability amounting to $2,214 for hedges that have been identified as maturing in the period ended March 31, 2008.

As of December 31, 2007, the Company had unrecognized tax benefits amounting to $11,898 including an amount of $5,564 that, if recognized, would impact the effective tax rate.

During the quarter ended March 31, 2008, the Company reassessed its uncertain tax positions outstanding on December 31, 2007, based on a certain favorable ruling obtained from the taxing authorities in India, and accordingly has recognized a tax benefit on these tax positions amounting to $5,423, including interest. Of that amount, $2,761 has been recorded as income tax expense for the period ended March 31, 2008. The remaining amount of $2,662 pertains to the tax positions prior to 2004 Reorganizations which are indemnified by GE and hence do not affect the income tax expense (benefit) of the Company. The Company does not anticipate further significant changes to the total amount of unrecognized tax benefits in the current financial year.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2008 to March 31, 2008:

Balance at January 1, 2008	$11,898

Increase related to prior year tax positions	588

Decrease related to prior year tax positions	(5,067)

Effect of exchange rate changes	(247)

Balance at March 31, 2008	$7,172

The unrecognized tax benefits as on March 31, 2008 include an amount of $2,848 that, if recognized, would impact the effective tax rate. As of December 31, 2007 and March 31, 2008, the Company has accrued approximately $2,081 and $1,850, respectively, in interest relating to unrecognized tax benefits.

With limited exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2005. During the first quarter of 2008, the audit of one of the Company’s subsidiaries in Hungary was completed through 2006 without significant impact, and the Company’s subsidiaries in India and China are open to examination by the taxing authorities for fiscal tax years beginning on April 1, 2004 and 2000 respectively.

18. Related party transactions

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

The related party expenses and income can be categorized as follows:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except per share data)

Related party transactions (continued)

Revenue from services

Prior to December 31, 2004, substantially all of the revenues of the Company were derived from services provided to GE entities. In connection with the 2004 Reorganization, GE entered into a Master Service Agreement, or MSA, with the Company. The GE MSA, as amended, provides that GE will purchase services in an amount not less than a Minimum Volume Commitment, or MVC, of $360,000 per year for seven years beginning January 1, 2005, $270,000 in 2012, $180,000 in 2013 and $90,000 in 2014. Revenues in excess of the MVC can be credited, subject to certain limitations, against short falls in the subsequent years.

For the three months ended March 31, 2007 and 2008, the Company recognized net revenues from GE of $120,772 and $114,323, respectively, representing 69% and 49%, respectively, of the consolidated total net revenues.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in the cost of revenue. For the three months ended March 31, 2007 and 2008, cost of revenue included amounts of $1,518 and $1,682, respectively, relating to services procured from GE.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses. For the three months ended March 31, 2007 and 2008, selling, general and administrative expenses included amounts of $246 and $187, respectively, relating to services procured from GE. Selling, general, and administrative expenses also include a cost credit of $0 and $22 for the three months ended March 31, 2007 and 2008, respectively, in relation to cost recovery from its non-consolidating affiliates.

Other operating income

The Company provides some shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the three months ended March 31, 2007 and 2008, income from these services was $563 and $1,138, respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the three months ended March 31, 2007 and 2008, interest income earned on these deposits was $87 and $407, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the three months ended March 31, 2007 and 2008 interest expenses relating to such related party debt amounted to $255 and $197, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward looking statements as a result of various factors, including but not limited to those listed below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part 1 Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part 2 Item 1A—“Risk Factors,” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and the other Quarterly Reports on Form 10-Q to be filed by us in fiscal 2008. These forward looking statements include, but are not limited to, statements relating to:

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward looking statements. We are under no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Form 10-Q and Form 8-K reports to the SEC.

Overview

We manage business processes for companies around the world. We began in 1997 as the India-based captive business process services operation for GE Capital, GE’s financial services business. As the value of offshore outsourcing was demonstrated to the management of GE, it became a widespread practice at GE and our business grew in size and scope. We took on a wide range of complex and critical processes and we became a significant provider to many of GE’s businesses, including Consumer Finance (GE Money), Commercial Finance, Insurance, Healthcare, Industrial, NBC Universal and GE’s corporate offices.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings, a newly formed Luxembourg entity, and subsequently an affiliate of GE sold an indirect 60% interest in that entity to General Atlantic and Oak Hill. Since the 2004 Reorganization, affiliates of GE have sold a portion of its equity in us pursuant to several separate transactions. As of March 31, 2008, GE (through its affiliates) owned approximately 18.8% of our outstanding equity.

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

On July 13, 2007, prior to the commencement of our initial public offering, we completed a series of transactions we refer to as the “2007 Reorganization.” See “—the 2007 Reorganization” below. In August 2007, we completed an initial public offering of our common shares, pursuant to which the Company and our selling shareholders sold 22,941,177 and 17,647,059 common shares, respectively, at a price of $14 per share. The offering resulted in gross proceeds of $568.2 million and net proceeds to the Company and the selling shareholders of approximately $303.5 million and $233.5 million, respectively, after deducting underwriting discounts and commissions. Additionally, we incurred offering-related expenses of approximately $9.0 million.

The 2004 Reorganization

As noted above, the 2004 Reorganization was consummated on December 30, 2004, pursuant to which we became an independent company. The 2004 Reorganization has been accounted for under the purchase method under SFAS No. 141, Business Combinations, which resulted in a new basis of accounting. The total purchase consideration was $780 million. The allocation of the total consideration to the fair values of the net assets acquired resulted in goodwill of $485.2 million and intangible assets of $223.5 million. The intangible assets are being amortized over periods ranging from 1 to 10 years. As a result, for periods after December 31, 2004, we have had, and will continue to have, significant non-cash charges related to the amortization of such intangible assets. See notes 1 and 8 to our unaudited interim consolidated financial statements.

The 2007 Reorganization

Genpact Limited was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holding S.à.r.l, or GGH, with the intent of making it the new holding company of our business. On July 13, 2007, Genpact Limited effectuated a transaction that resulted in the shareholders of GGH exchanging their common shares in GGH for common shares of Genpact Limited, and the shareholders of Genpact Global (Lux) S.à.r.l., or GGL, exchanging their preferred and common shares in GGL for common shares of Genpact Limited. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH.

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

The above legal reorganization of GGH and GGL into the Company has been accounted for as a transfer of net assets or exchange of equity interests between entities under common control. Accordingly, the assets and liabilities transferred are recorded at their carrying value in a manner similar to as-if pooling of interest accounting. Since the accounts of these entities were stated at their historical amounts for all periods presented, no adjustments were required for purposes of restating the financial statements on a consolidated basis for the current and the prior periods.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2-”Summary of significant accounting policies” under Item 1-”Financial Statements” above and Part-II Item-7-” Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the three months ended March 31, 2007 and 2008.

	Three months Ended March 31,
	2007		2008
		(dollars in millions)
Net revenues—GE	$120.8	68.6%	$114.3	48.8%
Net revenues—Global Clients	54.3	30.8%	120.1	51.2%
Other revenues	1.0	0.5	0.0	0.0%

Total net revenues	176.0	100.0%	234.4	100.0%

Cost of revenue	109.9	62.4%	157.6	67.2%
Gross profit	66.1	37.6%	76.8	32.8%
Operating expenses
Selling, general and administrative expenses	48.6	27.6%	66.1	28.2%
Amortization of acquired intangible assets	9.2	5.2%	10.2	4.4%
Foreign exchange (gains) losses, net	(1.7)	0.9%	(22.4)	9.6%
Other operating income	(0.6)	0.3%	(1.1)	0.5%

Income from operations	10.6	6.0%	24.0	10.3%
Other income (expense), net	(3.6)	2.0%	1.9	0.8%

Income before share of equity in earnings/loss of affiliate, minority interest and income tax expense	7.0	4.0%	25.9	11.1%
Equity in loss of affiliate	0.1	0.0	0.2	0.1
Minority interest	0.9	0.5	2.8	1.2
Income tax expense	4.2	2.4%	3.2	1.4%

Net income	$1.8	1.1%	$19.7	8.4%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net revenues.    Our net revenues increased by $58.4 million or 33.2% in the first quarter of 2008 compared to the first quarter of 2007. We continue to grow our net revenues primarily through relationships with existing clients. Net revenues also increased because of the acquisition of E-Transparent B.V. and certain related entities, or ICE, in the first quarter of 2007.

Net revenues from GE decreased by $6.4 million or 5.3%. As described under “ Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview —Classification of Certain Net Revenues” in our annual report on Form 10-K for the year ended December 31, 2007, certain businesses in which GE has ceased to be a 20% shareholder in 2007 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the first quarter of 2008 grew marginally by 1.1% over the first quarter of 2007 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 68.6% in the first quarter of 2007 to 48.8% in the first quarter of 2008, due to growth in revenues from our Global Clients.

Net revenues from Global Clients increased by $65.8 million or 121.4%. This increase resulted from revenues from several new clients with which we entered into master service agreements, or MSAs, in 2005, 2006 and 2007. In addition, a portion of the overall increase (approximately $8.7 million) was attributable to the inclusion of the results of ICE, which we acquired in March 2007 and Axis Risk Consulting Private Limited, or Axis, which we acquired in December 2007. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 30.8% in the first quarter of 2007 to 51.2% in the first quarter of 2008. Excluding revenues from businesses divested by GE in 2007, Global Client revenues increased organically by approximately 98%.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Three Months Ended March 31,
	2007		2008
		(dollars in millions)
Personnel expenses	$68.3	38.8%	$98.0	41.8%
Operational expenses	32.9	18.7	45.7	19.5
Depreciation and amortization	8.7	4.9	13.9	5.9
Cost of revenue	$109.9	62.4%	$157.6	67.2%

Cost of revenue increased by $47.7 million or 43.4%. As a percentage of net revenues, cost of revenue increased by 4.8%. The increase in both absolute amount and as a percentage of net revenues is primarily attributable to the appreciation of the Indian rupee against the U.S. dollar in 2007. The impact of exchange fluctuation is largely offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. dollar relative to our hedged position as discussed below under the heading “Foreign exchange (gains) losses, net”.

The largest component of the increase in cost of revenue was personnel expenses which increased by $29.6 million, or 43.4%. Such increase reflected the general growth of our business. Personnel expenses as a percentage of net revenues increased from 38.8% in the first quarter of 2007 to 41.8% in the first quarter of 2008, primarily due to the impact of foreign exchange fluctuation.

In addition, operational expenses increased by $12.9 million, or 39.1%. This increase is attributable to foreign exchange fluctuation, increase in facilities maintenance expenses and communication expenses as a result of volume growth and the acquisition of ICE. As a percentage of net revenues, operational expenses increased from 18.7% in the first quarter of 2007 to 19.5% in the first quarter of 2008.

Depreciation and amortization expenses as a component of cost of revenue increased by $5.2 million to $13.9 million in the first quarter of 2008 due to losses expected under a statement of work, or SOW, in connection with the write-off of certain software licenses amounting to $3.3 million which do not have any further useful life. In addition, this increase was attributable to the impact from foreign exchange fluctuation and volume related growth.

As a result of the foregoing, our gross profit increased by $10.7 million or 16.2% and our gross margin decreased from 37.6% in the first quarter of 2007 to 32.8% in the first quarter of 2008.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Three Months Ended March 31,
	2007		2008
		(dollars in millions)
Personnel expenses	$32.7	18.6%	$40.6	17.3%
Operational expenses	14.0	7.9	22.5	9.6
Depreciation and amortization	1.9	1.1	3.0	1.3
Selling, general and administrative expenses	$48.6	27.6%	$66.1	28.2%

Selling, general and administrative expenses, or SG&A expenses, increased by $17.5 million or 36.1%. This was primarily due to an increase in operational expenses and depreciation and amortization. This increase reflects general growth in our business. In addition, the absolute increase is attributable to foreign exchange fluctuation, consisting mainly of the appreciation of the Indian rupee against the U.S. dollar in 2007. The impact of exchange fluctuation is largely offset by the gain recorded as a result of the movement of the Indian rupee against the U.S. dollar relative to our hedged position as discussed under the heading “Foreign exchange (gains) losses, net”. As a percentage of net revenues, SG&A expenses increased from 27.6% in the first quarter of 2007 to 28.2% in the first quarter of 2008.

The personnel expenses increased by $7.9 million, or 24.2%. This reflects the general growth in our business and the impact of foreign exchange fluctuation. As a percentage of net revenues, personnel expenses decreased from 18.6% in the first quarter of 2007 to 17.3% in the first quarter of 2008 primarily due to efficiencies achieved in our support headcount partially offset by a higher charge of $3.9 million in the first quarter of 2008 compared to $1.9 million in the first quarter of 2007 for share based compensation.

The operational expenses component of SG&A expenses increased by $8.5 million or 61.0%. As a percentage of net revenues, such costs increased from 7.9% in the first quarter of 2007 to 9.6% in the first quarter of 2008. In addition to the general growth in our business and the impact of foreign exchange fluctuation, the absolute increase reflected increases in facilities maintenance expenses and communications expenses to support growth as well as expenses incurred in relation to our annual management and client conference. These increases included certain professional fees and other expenses related to fees relating to being a public company and a $0.6 million provision in our mortgage business reserved for potential loan put backs and estimated losses on loans held for sale.

Depreciation and amortization expenses as a component of SG&A expenses increased by $1.1 million to $3.0 million in the first quarter of 2008. As a percentage of net revenues, depreciation and amortization expenses increased from 1.1% in the first quarter of 2007 to 1.3% in the first quarter of 2008. This increase in depreciation and amortization expenses, in addition to the impact of the foreign exchange fluctuations, reflects the general growth of the business, including the opening of new Delivery Centers to support future growth.

Amortization of acquired intangibles.    In 2008, we continued to incur significant non-cash charges consisting of the amortization of acquired intangibles resulting from the 2004 Reorganization. Such charges increased marginally by $1.0 million compared to the first quarter of 2007, primarily due to changes in exchange rates used for conversion.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $22.4 million for the first quarter of 2008 compared to $1.7 million in the first quarter of 2007. This increase was primarily the result of the movement of the Indian rupee against the U.S. dollar relative to our hedged position in 2007. $15.7 million of this gain reflects the long term hedges taken by the Company and offsets the increases in our cost of revenues and SG&A expenses due to foreign exchange fluctuation in the first quarter of 2008. The $6.7 million is largely gain on re-measurement of our non-functional currency assets.

Other operating income.    Other operating income, which consists of payments from GE for the use of our Delivery Centers and certain support functions for services that they manage and operate with their own employees, increased by $0.6 million in the first quarter of 2008. We do not recognize these payments as net revenues because GE manages and operates these services; however, our costs are included in cost of revenue and SG&A.

Income from operations.    As a result of the foregoing factors, income from operations increased by $13.5 million to $24.0 million. As a percentage of net revenues, income from operations increased from 6.0% in the first quarter of 2007 to 10.3% in the first quarter of 2008.

Other income (expense), net.    We recorded other income, net of interest expense, of $1.9 million in the first quarter of 2008 compared to a net expense of $3.6 million in the first quarter of 2007. The change was driven by higher interest income of $4.1 million primarily relating to deposits made from the proceeds of our initial public offering and lower interest expense of $1.4 million primarily due to repayment of a short-term loan in the third quarter of 2007.

Income before share of equity in loss of affiliate, minority interest and income taxes.    As a result of the foregoing factors, income before income taxes increased by $18.9 million or from 4.0% of net revenues in the first quarter of 2007 to 11.1% of net revenues in the first quarter of 2008.

Equity in loss of affiliate.    This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc.

Minority interest.    The minority interest is due to the acquisition of ICE in 2007. It represents the apportionment of profits to the minority partners of ICE. Minority interest increased from $0.9 million in the first quarter of 2007, which was acquired in March 2007, to $2.8 million in the first quarter of 2008.

Income taxes.    Our income tax expense decreased from $4.2 million in the first quarter of 2007 to $3.2 million for the first quarter of 2008. The principal components of this decrease were (i) a $2.7 million reversal of prior period tax provisions following a favorable ruling from tax authorities in India and (ii) a $2.2 million benefit related to the maturing of certain hedges for which we had recorded a deferred tax liability at U.S. Federal and state tax rates pursuant to the restructuring of our legal entities as of October 1, 2007. These are offset by higher taxes resulting from higher profits including the partial expiration of our tax holiday in India as of March 31, 2008 and taxes on interest income in India.

Net income.    As a result of the foregoing factors, net income increased by $17.8 million from $1.8 million in the first quarter of 2007 to $19.7 million in the first quarter of 2008. As a percentage of net revenues, our net income was 1.1% in the first quarter of 2007 and 8.4% in the first quarter of 2008.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three months Ended March 31,
	2007	2008
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$8.8	$20.9
Investing activities	(23.0)	(17.0)
Financing activities	15.3	(9.2)
Net increase (decrease) in cash and cash equivalents	$1.2	$(5.3)

Cash flow from operating activities.    Our net cash provided by operating activities increased by $12.1 million from $8.8 million in the first quarter of 2007 to $20.9 million in the first quarter of 2008. This increase was due to an increase in our net income adjusted for amortization and depreciation and other non-cash items which increased by $18.9 million partially offset by an increase in working capital of $6.8 million primarily due to higher accounts receivable of $5.5 million.

Cash flow from investing activities.    Our net cash used in investing activities was $17.0 million in the first quarter of 2008 compared to $23.0 million in the first quarter of 2007. We invested $18.1 million in purchases of property, plant and equipment in connection with the opening of new Delivery Centers, including acquiring land, which is intended to be used for SEZ qualifying operations, in the first quarter of 2008 compared to $10.7 million the first quarter of 2007. We paid $15.0 million as partial payment for the acquisition of ICE in March 2007, including acquisition-related expenses and net of cash acquired.  As a result of certain profitability targets set forth in the purchase agreement being achieved, in May 2008 we agreed with the sellers of ICE that additional purchase consideration of euro 15.6 million would be paid unconditionally on February 16, 2009.

Cash flow from financing activities.    Our net cash used by financing activities was $9.2 million in the first quarter of 2008, compared to cash provided by financing activities of $15.3 million in the first quarter of 2007. We repaid $5.4 million of our long term debt and paid the minority partners of ICE $3.8 million in the first quarter of 2008.

Financing Arrangements

Total debt excluding capital lease obligations was $118.5 million at March 31, 2008 compared to $123.7 million at December 31, 2007. Approximately $113.8 million of this indebtedness at March 31, 2008 represented long-term debt incurred to finance the 2004 Reorganization, approximately $3.6 million of this indebtedness as of March 31, 2008 represented a financing arrangement entered into with GE to purchase software licenses and approximately $1.1 million represented a financing arrangement with Ross Capital. The weighted average rate of interest with respect to outstanding long-term loans was 6.1% and 5.6% for the three months ended March 31, 2007 and 2008, respectively.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of March 31, 2008, short-term credit facilities available to the Company aggregated $145 million, which are under the same agreement as our long-term debt facility. As of March 31, 2008, a total of $6.3 million was utilized, which represented unfunded draw down.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see the Risk Factor entitled “Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2007, “—Contractual Obligations” below and note 6 of our unaudited interim consolidated financial statements.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2008:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$21.0	$84.8	$12.7	$—	$118.5
Capital leases	2.1	2.7	0.3	—	5.1
Operating leases	23.5	55.2	86.1	5.1	169.9
Purchase obligations	3.4	—	—	—	3.4
Capital commitments net of advances	17.0	—	—	—	17.0
Other long-term liabilities (1)	23.5	33.2	3.3	5.4	65.4
Total contractual cash obligations	$90.5	$175.9	$102.4	$10.5	$379.3

(1) Excludes $7.2 million towards uncertain tax positions calculated in accordance with FIN 48. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines ‘fair value’, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. In February 2008, the FASB approved FSP 157-2, which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2008 the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position and results of operations. See note 5 of the unaudited interim consolidated financial statements for information and related disclosures regarding our fair value measurements.

We measure certain financial assets and liabilities at fair value on a recurring basis. These mainly include derivative instruments and loans held for sale. The derivative instruments primarily consist of forward contracts taken to mitigate the risk of foreign currency fluctuations on foreign currency assets and forecasted cash flows denominated in foreign currencies.

The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 - Significant inputs to the valuation model are unobservable.

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, our treasury team reviews valuation, including independent price validation for certain instruments and validates the information from multiple independent sources including financial institutions.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value:

Derivatives

We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 primarily represent foreign currency forward contracts. The quotes are taken from multiple independent sources including financial institutions.

Loans Held for Sale

Loans held for sale were $2.4 million as of December 31, 2007 and March 31, 2008. We had provisions against loans held for sale of $0.7 million and $1.1 million, resulting in loans held for sale balances of $1.7 million and $1.3 million as of December 31, 2007 and March 31, 2008, respectively. Loans held for sale included in Level 3 primarily represent loans disbursed by our Mortgage Business which was acquired in August 2006. Loans held for sale are valued using collateral values based on inputs from a single source where we are not able to corroborate the inputs and assumptions with other relevant market information.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. The issuance of SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Effective January 1, 2008 the Company adopted the provisions of SFAS No. 159. The Company has not elected to use fair value measurements under SFAS No. 159 with respect to any existing eligible instruments.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which is a revision of SFAS No. 141, “Business Combinations”. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to comply with the provisions of SFAS No. 141R for acquisitions made in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements and will adopt the provisions of SFAS No. 160 for the fiscal year beginning January 1, 2009.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133. (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        During the three months ended March 31, 2008, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.    Controls and Procedures

        Disclosure controls and procedures are the Company’s controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.    Legal Proceedings

        There are no legal proceedings pending against us which are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.    Risk Factors

        We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 the risk factors which materially affect our business, financial condition or results of operations.  You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $15.0 million of the net proceeds from our initial public offering to partially repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness. The remaining proceeds are invested in short-term deposit accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
3.1

Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3

Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1

Master Services Agreement Fourth Amendment dated March 27, 2008 between Genpact International, Inc. and General Electric Company (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 31, 2008).

10.2

Amendment No. 1 to the Amended and Restated Shareholders’ Agreement dated March 27, 2008 by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 31, 2008).

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

* Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008

GENPACT LIMITED

By:	/s/ PRAMOD BHASIN

Pramod Bhasin
Chief Executive Officer

/s/ VIVEK GOUR

Vivek Gour
Chief Financial Officer