Form 10-Q
period 2008-06-30
Genpact LTD
filed 2008-08-14
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2008

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

Yes     ☐      No     ☒

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of August 11, 2008 was 213,921,752.

i

PART I

Item 1.    Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(In thousands, except per share data)

		As of December 31,	As of June 30,
	Notes	2007	2008
Assets
Current assets
Cash and cash equivalents	3	$279,306	$297,978
Accounts receivable, net	4	99,354	131,377
Accounts receivable from a significant shareholder, net	4	93,307	89,993
Short term deposits with a significant shareholder		35,079	25,602
Deferred tax assets		9,683	8,956
Due from a significant shareholder		8,977	6,084
Prepaid expenses and other current assets		146,155	130,650
Total current assets		671,861	690,640

Property, plant and equipment, net	7	195,660	177,959
Deferred tax assets		2,196	58,580
Investment in equity affiliate		197	760
Customer-related intangible assets, net	8	99,257	77,390
Other intangible assets, net	8	10,375	7,491
Goodwill	8	601,120	588,741
Other assets		162,800	79,858
Total assets		$1,743,466	$1,681,419

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(In thousands, except per share data)

	As of December 31,	As of June 30,
	2007	2008
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt	$19,816	$19,872
Current portion of long-term debt from a significant shareholder	1,125	1,231
Current portion of capital lease obligations	38	40
Current portion of capital lease obligations payable to a significant shareholder	1,826	1,666
Accounts payable	12,446	11,110
Income taxes payable	7,035	21,372
Deferred tax liabilities	20,561	6,206
Due to a significant shareholder	8,930	8,736
Accrued expenses and other current liabilities	197,298	244,821
Total current liabilities	$269,075	$315,054

Long-term debt, less current portion	100,041	90,090
Long-term debt from a significant shareholder, less current portion	2,740	2,352
Capital lease obligations, less current portion	137	120
Capital lease obligations payable to a significant shareholder, less current portion	2,969	2,503
Deferred tax liabilities	40,738	12,626
Due to a significant shareholder	8,341	6,525
Other liabilities	65,630	192,197
Total liabilities	$489,671	$621,467

Minority interest	3,066	2,841

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued	—	—
Common shares, $0.01 par value, 500,000,000 authorized, 212,101,874 and 213,861,157 issued and outstanding as of December 31, 2007 and June 30, 2008, respectively	2,121	2,139
Additional paid-in capital	1,000,179	1,017,344
Retained earnings	26,469	70,979
Accumulated other comprehensive income (loss)	221,960	(33,351)
Total shareholders’ equity	1,250,729	1,057,111
Commitments and contingencies	—	—
Total liabilities, minority interest and shareholders’ equity	$1,743,466	$1,681,419

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended June 30,		Six months ended June 30,
	Notes	2007	2008	2007	2008
Net revenues
Net revenues from services — significant shareholder	17	$124,218	$125,851	$244,990	$240,174
Net revenues from services — others		76,041	127,721	130,473	248,008
Other revenues		427	4	1,382	20
Total net revenues	2(f)	200,686	253,576	376,845	488,202
Cost of revenue
Services	2(f),13,17	120,444	147,092	228,566	293,173
Others	13	299	-	1,034	—
Total cost of revenue		120,743	147,092	229,600	293,173
Gross profit		79,943	106,484	147,245	195,029

Operating expenses:
Selling, general and administrative expenses	2(f),14,17	52,516	66,632	100,644	128,769
Amortization of acquired intangible assets	8	9,437	9,601	18,629	19,825
Other operating (income) expense, net	17	(1,160)	1,073	(1,723)	(64)
Income from operations		$19,150	$29,178	$29,695	$46,499

Foreign exchange (gains) losses, net	2(f)	(431)	883	(457)	(5,833)
Other income (expense), net	15	(3,498)	3,148	(7,078)	5,022

Income before share of equity in (earnings) loss of affiliate, minority interest and income tax expense		16,083	31,443	23,074	57,354

Equity in loss of affiliate		7	110	80	319

Minority interest		2,788	3,141	3,692	5,982

Income taxes expense		6,195	3,376	10,363	6,543
Net Income		$7,093	$24,816	$8,939	$44,510

Net income (loss) available to common shareholders	12	(11,913)	24,816	(26,613)	44,510
Earnings (loss) per common share -	12
Basic		$(0.17)	$0.12	$(0.39)	$0.21
Diluted		$(0.17)	$0.11	$(0.39)	$0.20

Weighted average number of common shares used in computing earnings (loss) per common share -
Basic		69,462,052	213,001,442	68,841,133	212,599,543
Diluted		69,462,052	218,863,648	68,841,133	218,151,069

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	2% Cumulative Series		5% Cumulative Series						Accumulated	Treasury Stock
	A Convertible Preferred stock		B Convertible Preferred stock		Common shares		Additional		Other Comprehensive	Common	Series A Preferred		Total Share-	Comprehensive
	Shares (Nos)	Amounts	Shares (Nos)	Amounts	Shares (Nos)	Amounts	Paid-in Capital	Retained Earnings	Income (Loss)	shares (Nos)	stock (Nos)	Amounts	holders’ Equity	Income (Loss)
Balance as of January 1, 2007	3,077,868	$95,414	3,017,868	$93,554	71,390,738	$714	$494,325	$5,978	$(15,295)	(3,628,130)	(59,000)	$(49,995)	$624,695
Issuance of Common shares on exercise of options	—	—	—	—	355,830	4	1,221	—	—	—	—	—	1,225
Treasury Stock issued in business combination	—	—	—	—	—	—	8,045	—	—	1,442,316	—	15,220	23,265
Cancellation of common shares held in treasury	—	—	—	—	(2,032,050)	(20)	(21,424)	—	—	2,032,050	—	21,444	—
Repurchase and retirement of Common shares from employees	—	—	—	—	(106,007)	(1)	(1,709)	—	—	—	—	—	(1,710)
Repurchase and retirement of Cumulative Series A convertible Preferred stock from employees	(522)	(16)	—	—	—	—	(126)	—	—	—	—	—	(142)
Repurchase and retirement of Cumulative Series B convertible Preferred stock from employees	—	—	(522)	(16)	—	—	(126)	—	—	—	—	—	(142)
Share-based compensation expense (note 11)	—	—	—	—	—	—	5,231	—	—	—	—	—	5,231
Accrual of dividend on Preferred stock	—	—	—	—	—	—	33,463	(33,463)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	8,939	—	—	—	—	8,939	$8,939
Other comprehensive income:
Unrealized gain on cash flow hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	93,678	—	—	—	93,678	93,678
Currency translation adjustments	—	—	—	—	—	—	—	—	74,524	—	—	—	74,524	74,524
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	$177,141

Balance as of June 30, 2007	3,077,346	$95,398	3,017,346	$93,538	69,608,511	$697	$518,900	$(18,546)	$152,907	(153,764)	(59,000)	$(13,331)	$829,563

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Common shares		Additional		Accumulated Other Comprehensive	Total
	No. of shares	Amount	Paid- in Capital	Retained Earnings	Income (Loss)	Shareholders’ Equity	Comprehensive Income (Loss)
Balance as of January 1, 2008	212,101,874	$2,121	$1,000,179	$26,469	$221,960	$1,250,729
Issuance of common shares on exercise of options (including the fringe benefit tax recovered)	1,759,283	18	8,856	—	—	8,874
Share-based compensation expense (Note 11)	—	—	8,309	—	—	8,309
Comprehensive income:
Net income	—	—	—	44,510	—	44,510	$44,510
Other comprehensive income:
Unrealized loss on cash flow hedging derivatives, net of taxes	—	—	—	—	(175,703)	(175,703)	(175,703)
Currency translation adjustments	—	—	—	—	(79,608)	(79,608)	(79,608)
Comprehensive income (loss)							$(210,801)
Balance as of June 30, 2008	213,861,157	$2,139	$1,017,344	$70,979	$(33,351)	$1,057,111

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2007	2008
Operating activities
Net income	$8,939	$44,510
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	22,509	28,952
Amortization of debt issue costs	318	332
Amortization of acquired intangible assets	19,155	20,325
Loss (gain) on sale of property, plant and equipment, net	40	2,228
Provision for doubtful receivables	1,675	2,022
Provision for mortgage loans	—	580
Unrealized (gain) loss on revaluation of foreign currency asset/liability	1,647	(2,684)
Equity in loss of affiliate	80	319
Minority interest	3,692	5,982
Share-based compensation expense	5,231	8,309
Deferred income taxes	(1,799)	(9,932)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(14,883)	(30,341)
Decrease (increase) in other assets	(462)	(16,380)
(Decrease) increase in accounts payable	3,818	(1,164)
(Decrease) increase in accrued expenses and other current liabilities	(8,514)	(3,856)
(Decrease) increase in income taxes payable	7,741	14,220
(Decrease) increase in other liabilities	3,608	5,959
Net cash provided by operating activities	$52,795	$69,381

Investing activities
Purchase of property, plant and equipment	(23,289)	(31,921)
Proceeds from sale of property, plant and equipment	1,156	3,790
Investment in affiliates	(455)	(883)
Short term deposits placed	(73,561)	(122,673)
Redemption of short term deposits	62,313	129,627
Payment for business acquisition, net of cash acquired	(14,771)	—
Net cash used in investing activities	$(48,607)	$(22,060)

Financing activities
Repayment of capital lease obligations	(1,381)	(1,356)
Proceeds from long-term debt	1,525	—
Repayment of long-term debt	(10,711)	(10,458)
Short-term borrowings, net	14,675	—
Repurchase of common shares and preferred stock	(1,995)	—
Deferred IPO cost	(1,492)	—
Proceeds from issuance of common shares on exercise of options	1,225	8,874
Payment to minority shareholders	(2,104)	(5,631)
Net cash used by financing activities	$(258)	$(8,571)

Effect of exchange rate changes	9,664	(20,078)
Net increase (decrease) in cash and cash equivalents	3,930	38,750
Cash and cash equivalents at the beginning of the period	35,430	279,306
Cash and cash equivalents at the end of the period	$49,024	$297,978

Supplementary information
Cash paid during the period for interest	$7,318	$3,404
Cash paid during the period for income taxes	$4,337	$12,937
Property, plant and equipment acquired under capital lease obligation	$930	$1,057
Shares issued for business acquisition	$23,265	$—

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

(b) Nature of Operations

The Company manages business processes for companies worldwide, combining its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services.  The Company delivers services from a global network of more than 30 locations in nine countries. The Company’s service delivery locations, referred to as Delivery Centers, are in India, China, Hungary, Mexico, the Philippines, the Netherlands, Romania, Spain and the United States (“U.S.”).

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and footnote disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The unaudited interim consolidated financial statements reflect all adjustments, which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (continued)

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, carrying amount of property, plant and equipment, intangibles and goodwill, provision for doubtful receivables and valuation allowance for deferred tax assets, valuation of derivative financial instruments, measurements of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the unaudited interim consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates.

(c) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents with corporations and banks with high investment grade ratings. Short term deposits are with GE, a significant shareholder, and with other financial institutions of repute. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 48% and 41% of receivables as of December 31, 2007 and June 30, 2008, respectively. GE accounted for 65% and 49% of revenues for the six months ended June 30, 2007 and 2008, respectively, and for 62% and 50% of revenues for the three months ended June 30, 2007 and 2008, respectively.

(d) Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines “fair value”, establishes a framework for the measurement of fair value and enhances disclosures about fair value measurements. The statement does not require any new fair value measures but its provisions apply when fair value measurements are performed under other accounting pronouncements. In February 2008, the FASB approved FASB Staff Position No.157-2, “Effective Date of FASB statement No. 157”, which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position and results of operations. See note 5 for information and related disclosures regarding our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. The issuance of SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159. The Company has not elected to use fair value measurements under SFAS No. 159 with respect to any existing eligible instruments.

(e) Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which is a revision of SFAS No. 141, “Business Combinations”. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to comply with the provisions of SFAS No. 141R for acquisitions made in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R on its consolidated financial statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, however does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP FAS No. 142-3 on its consolidated financial statements.

(f) Reclassification

Certain reclassifications have been made in the unaudited interim consolidated financial statements of prior periods to conform to the classification used in the current period.

In the second quarter of 2008, the Company reclassified certain amounts relating to the effective portion of the (gains) losses on foreign currency derivative contracts in order to clearly reflect the Company’s costs, including the impact of its foreign exchange hedging strategy. Such (gains) losses have been reclassified from ‘Foreign exchange (gains) losses, net’ to the underlying hedged item and disclosed within ‘Income from operations’ as part of ‘Total net revenues’, ‘Cost of revenue’ or ‘Selling, general and administrative expenses’, as applicable. Further, ‘Foreign exchange (gains) losses, net’ have been reclassified from operating income to non-operating income, and disclosed separately, and include the ineffective portion of the (gains) losses on foreign currency derivative contracts as well as all other foreign exchange (gains) losses.

	Three months ended June 30, 2007		Six months ended June 30, 2007
	As Originally reported	As Reclassified	As Originally reported	As Reclassified

Total net revenues	$200,492	$200,686	$376,473	$376,845
Cost of revenue	128,547	120,743	238,432	229,600
Gross profit	71,945	79,943	138,041	147,245
Selling, general and administrative expenses	55,565	52,516	104,120	100,644
Foreign exchange (gains) losses, net	(11,478)	—	(13,137)	—
Income from operations	19,581	19,150	30,152	29,695
Foreign exchange (gains) losses, net	—	(431)	—	(457)
Income before share of equity in (earnings) loss of affiliate, minority interest and income tax expense	$16,083	$16,083	$23,074	$23,074

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

3. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2007 and June 30, 2008 are comprised of the following:

	As of December 31, 2007	As of June 30, 2008
Deposits with banks	$218,824	$233,519
Other cash and bank balances	60,482	64,459
	$279,306	$297,978

4. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $198,166 and $228,265, and provision for doubtful receivables was $5,505 and $6,895, resulting in net accounts receivable balances of $192,661 and $221,370, as of December 31, 2007 and June 30, 2008, respectively.

Accounts receivable from a significant shareholder, GE, were $95,018 and $91,911, and provision for doubtful receivables was $1,711 and $1,918, resulting in net accounts receivable balances of $93,307 and $89,993, as of December 31, 2007 and June 30, 2008, respectively.

5. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments and loans held for sale. The fair value measurements of these derivative instruments and loans held for sale were determined using the following inputs of June 30, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$38,017	$—	$38,017	$—
Loans held for sale (Note a)	1,265	—	—	1,265
Total	$39,282	$—	$38,017	$1,265

Liabilities

Derivative Instruments (Note b)	$159,544	$—	$159,544	$—
Total	$159,544	$—	$159,544	$—

(a) Included in Prepaid expenses and other current assets and other assets in the consolidated balance sheets.

(b) Included in Accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

5. Financial Instruments (continued)

	Three months ended June 30, 2008	Six months ended June 30, 2008
Opening balance, net	$1,265	$1,743
Impact of fair value included in earnings (Refer note 9)	—	(478)
Closing balance	$1,265	$1,265

6. Derivative financial instruments

The Company is exposed to foreign currency fluctuations on foreign currency assets and forecasted cash flows denominated in a foreign currency. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and foreign currency forecasted cash flows. These derivative financial instruments are largely forward foreign exchange contracts. The counterparties are reputable banks and the Company considers the risks of non-performance by the counterparties as non-material. The forward foreign exchange contracts mature between one to forty-two months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts as of (Note a)		Balance sheet exposure asset (liability) as of (Note b)
	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008

Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,867,500	$2,384,000	$154,736	$(113,146)
United States Dollars (sell) Mexican Peso (buy)	24,500	12,000	608	1,183
United States Dollars (sell) Philippines Peso (buy)	9,400	6,300	421	(299)
Euro (sell) Hungarian Forints (buy)	30,406	30,819	1,650	2,281
Euro (sell) Romanian Leu (buy)	119,024	106,356	(9,163)	(12,279)
Japanese Yen (sell) Chinese Renminbi (buy)	27,164	34,722	1,567	237
Pound Sterling (sell) United States Dollars (buy)	51,053	25,674	558	495
Australian Dollars (sell) United States Dollars (buy)	—	2,826	—	1
Interest rate swaps (floating to fixed)	30,000	—	40	—
			$150,417	$(121,527)

(a) Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks.  However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.

(b) Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

In connection with cash flow hedges, the Company has recorded a gain (loss) of $116,256, and $(59,447), net of taxes, as a component of accumulated and other comprehensive income within shareholders’ equity as of December 31, 2007 and June 30, 2008, respectively.

7. Property, plant and equipment, net

Property, plant and equipment consists of the following:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Property, plant and equipment, net (continued)

	As of December 31, 2007	As of June 30, 2008
Property, plant and equipment, gross	$314,087	$312,598
Less: Accumulated depreciation and amortization	(118,427)	(134,639)
Property, plant, and equipment, net	$195,660	$177,959

Depreciation expense on property, plant and equipment for the six months ended June 30, 2007 and 2008 was $17,213 and $17,499, respectively, and for the three months ended June 30, 2007 and 2008 was $8,743 and $8,098, respectively. The amount of computer software amortization for the six months ended June 30, 2007 and 2008 was $4,334 and $9,721, respectively, and for the three months ended June 30, 2007 and 2008 was $2,336 and $3,375, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $(961) and $(1,732) for the six months ended June 30, 2007 and 2008, respectively, and $(836) and $(559) for the three months ended June 30, 2007 and 2008, respectively.

8. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2007 and the six months ended June 30, 2008:

	As of December 31, 2007	As of June 30, 2008

Opening balance	$493,452	$601,120
Goodwill relating to acquisitions consummated during the period	44,757	—
Additional goodwill representing contingent consideration in Genpact Netherlands B.V. (ICE)	—	23,539
Effect of exchange rate fluctuations	62,911	(35,918)
Closing balance	$601,120	$588,741

 The total amount of goodwill expected to be deductible for tax purposes is $20,404 and $20,435 as of December 31, 2007 and June 30, 2008, respectively.

The Company’s other intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2007			As of June 30, 2008
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related intangible assets	$232,190	$132,933	$99,257	$220,338	$142,948	$77,390
Marketing-related intangible assets	16,947	6,572	10,375	16,320	8,829	7,491
Contract-related intangible assets	559	559	—	512	512	—
	$249,696	$140,064	$109,632	$237,170	$152,289	$84,881

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Goodwill and intangible assets (continued)

Amortization expenses for intangible assets as disclosed in the unaudited interim consolidated financial statements of income under amortization of acquired intangible assets for the six months ended June 30, 2007 and 2008 were $18,629 and $19,825, respectively, and for the three months ended June 30, 2007 and 2008 were $9,437 and $9,601, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum value commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the six months ended June 30, 2007 and 2008 was $526 and $500, respectively, and for the three months ended June 30, 2007 and 2008 was $264 and $242, respectively, and has been reported as a reduction of revenue, consistent with the guidance in EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”. As of June 30, 2008, the unamortized value of the intangible asset was $1,648, which will be amortized in future periods and reported as a reduction of revenue.

Contingent Consideration

The terms of the acquisition agreement of March 1, 2007 for ICE provided for the payment of contingent consideration in 2009 to the former shareholders of ICE, if certain profitability targets were met. As a result of achieving these profitability targets, in May 2008, an agreement was executed with the former shareholders of ICE providing that additional purchase consideration of $23,539 would be paid unconditionally on February 16, 2009. The Company has followed the consensus reached in EITF 95-8, “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination”, and recorded the payable of $23,539 with an offset to goodwill in the second quarter of 2008.

9. Loans held for sale

Loans held for sale were $2,408 and $2,408, and provision against loans held for sale was $665 and $1,143, resulting in net loans held for sale balances of $1,743 and $1,265 as of December 31, 2007 and June 30, 2008, respectively. Additionally, the Company has reserved $925 and $1,027 as of December 31, 2007 and June 30, 2008, respectively, for estimated losses on loans sold during the previous year.

10. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees.

Net Gratuity Plan costs for the three months and six months ended June 30, 2007 and 2008 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Service costs	$338	$418	$677	$850
Interest costs	88	166	176	338
Amortization of actuarial loss	69	121	137	248
Expected return on plan assets	(73)	(90)	(146)	(185)
Net Gratuity Plan costs	$422	$615	$844	$1,251

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

10. Employee benefit plans (continued)

Defined contribution plans

During the three months and six months ended June 30, 2007 and 2008, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

India	$2,068	$1,985	$3,496	$4,260
US	433	382	643	781
UK	187	197	425	359
Hungary	5	46	9	54
China	724	1,692	1,461	2,674
Mexico	23	25	44	60
Total	$3,440	$4,327	$6,078	$8,188

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

The share-based compensation costs relating to the above plans for the six months ended June 30, 2007 and 2008, was $5,231 and $8,309, respectively, and for the three months ended June 30, 2007 and 2008 was $3,296 and $4,382, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to assumptions used to estimate the fair value of options granted during the six months ended June 30, 2008.

A summary of the options granted during the six months ended June 30, 2008 is set out below:

	As of June 30, 2008
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding as at January 1, 2008	23,583,632	$9.33	8.5	$—
Granted	200,000	13.43	—	—
Forfeited	(1,005,497)	12.67	—	—
Expired	(6,510)	8.00	—	—
Exercised	(1,759,283)	4.22	—	18,827
Outstanding as at June 30, 2008	21,012,342	$9.64	8.5	$120,956
Vested and exercisable as of June 30, 2008 and expected to vest thereafter (a)	20,470,432	$8.52	8.0	$138,690
Vested and exercisable as of June 30, 2008	5,474,243	$4.57	7.3	$56,871
Weighted average grant date fair value of grants during the period	$5.72

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

11. Share-based compensation (continued)

(a) Options expected to vest reflect an estimated forfeiture rate.

Effective April 1, 2007, an amendment was made to the Indian Income Tax Act to subject specified securities allotted or transferred by an employer to its employees resident in India to fringe benefit tax, or FBT. When an employee covered under the Indian Income Tax Act exercises a stock option, the shares issued, or allocated and transferred, by the Company to such employee attract FBT.  The employer liability for FBT arises and is expensed by the Company at the time of such employee’s exercise of the stock option.

The employer may collect the FBT payable by it in connection with a stock option exercise from the employee exercising the stock option, which the Company currently does. As the amount collected from the employee reduces the employee’s ultimate benefit from such stock option exercise, it is treated similarly to a reset of the terms of the stock option and deemed to increase the exercise price payable by the employee. The FBT recovery by the Company from an employee is recorded as additional paid-in capital in the consolidated balance sheet.

The weighted average exercise price set forth in the table above is based on the contractual exercise price of the stock option and is not affected by the deemed increase in the exercise price resulting from recovery of FBT. However, the weighted average grant date fair value of grants during the period set forth in the table above does reflect such deemed increase in exercise price.

Share Issuances Subject to Restrictions

In connection with the acquisition of Axis Risk Consulting Services Private Limited in 2007, 143,453 common shares were issued to selling shareholders. Of the common shares that were issued, 94,610 common shares were issued to selling shareholders who became employees of the Company and are subject to restrictions on transfer linked to continued employment with the Company for a specified period. In accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in Purchase Business Combinations”, the Company has accounted for such shares as compensation for services.

A summary of the shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the six months ended June 30, 2008 is set out below:

	As of June 30, 2008
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding as at January 1, 2008	94,610	$14.04
Granted	—	—
Vested and allotted	(23,651)	14.04
Forfeited	—	—
Outstanding as at June 30, 2008	70,959	$14.04

12. Earnings (loss) per share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Basic and diluted earnings (loss) per common share give effect to the change in the common shares of the Company resulting from the 2007 Reorganization and are therefore based on the retrospective adjustment to the common stock of GGH outstanding prior to the date of the 2007 Reorganization. The exchange of GGL preferred stock for common shares of Genpact Limited were accounted for as a conversion of such preferred stock.  Such conversion has been given effect after the 2007 Reorganization. In the 2007 Reorganization, shareholders of GGH exchanged their common stock of GGH for common shares of Genpact Limited, and the shareholders of GGL exchanged their preferred and common stock of GGL for common shares of Genpact Limited. The GGL preferred stock was entitled to cumulative dividends that were not paid in cash and were accrued and added to the accreted value prior to the date of the 2007 Reorganization.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Earnings (loss) per share (continued)

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

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Net income (loss) available to common shareholders
Net income as reported	$7,093	$24,816	$8,939	$44,510
Less : preferred dividend	3,677	—	7,116	—
Less : undistributed earnings to preferred stock	2,088	—	2,088	—
Less : beneficial interest on conversion of preferred stock dividend	13,241	—	26,348	—
Net income (loss) available to common shareholders	$(11,913)	$24,816	$(26,613)	$44,510
Weighted average number of common shares used in computing basic earnings (loss) per common share	69,462,052	213,001,442	68,841,133	212,599,543
Dilutive effect of stock options	—	5,862,206	—	5,551,526
Weighted average number of common shares used in computing dilutive earnings (loss) per common share	69,462,052	218,863,648	68,841,133	218,151,069
Earnings (loss) per common share -
Basic	$(0.17)	$0.12	$(0.39)	$0.21
Diluted	$(0.17)	$0.11	$(0.39)	$0.20

13. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Personnel expenses	$69,614	$91,649	$137,350	$182,699
Operational expenses	41,796	46,938	74,350	88,994
Depreciation and amortization	9,333	8,505	17,900	21,480
	$120,743	$147,092	$229,600	$293,173

14. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Personnel expenses	$37,499	$43,664	$69,837	$81,477
Operational expenses	13,272	20,000	27,159	41,551
Depreciation and amortization	1,745	2,968	3,648	5,741
	$52,516	$66,632	$100,644	$128,769

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

15. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Interest income	$267	$4,223	$354	$8,439
Interest expense	(4,214)	(1,812)	(8,122)	(4,307)
Gain (loss) on interest rate swaps	15	—	(20)	(283)
Other income	434	737	710	1,173
	$(3,498)	$3,148	$(7,078)	$5,022

16. Income taxes

In accordance with the provisions of SFAS No, 109, “Accounting for Income Taxes”, as interpreted by FIN 18, “Accounting for Income Taxes in Interim Periods”, the effective tax rate reflects the partial expiry of the tax holiday applicable to one of the Company’s Indian subsidiaries on March 31, 2008.

During the six months ended June 30, 2008, the Company reassessed the need for a valuation allowance in respect of the deferred tax assets existing at the end of December 2007 and recorded a net valuation allowance of approximately $1,004.

During the year ended December 31, 2007, the Company had recorded a deferred tax liability on unrealized gains on certain effective hedges through consolidated statement of income on account of the change in tax status of one of its subsidiaries in the U.S. The Company has recognized a reversal of deferred tax liability amounting to $4,368 for hedges that have been identified as maturing in the period ended June 30, 2008.

As of December 31, 2007, the Company had unrecognized tax benefits amounting to $11,898 including an amount of $5,564 that, if recognized, would impact the effective tax rate.

During the six months ended June 30, 2008, the Company reassessed its uncertain tax positions as outstanding on December 31, 2007, based on certain favorable rulings obtained from the taxing authorities in India and accordingly has recognized a tax benefit on these tax positions amounting to $5,423, including interest. Of that amount, $2,761 has been recorded in the income tax expense for the six months ended June 30, 2008. The remaining amount of $2,662 pertains to the tax positions prior to the 2004 Reorganization which are indemnified by GE and hence do not affect the income tax expense (benefit) of the Company. The Company does not anticipate further significant changes to the total amount of unrecognized tax benefits in the current financial year.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2008 to June 30, 2008:

Balance at January 1, 2008	$11,898

Increase related to prior year tax positions	989

Decrease related to prior year tax positions	(5,067)

Effect of exchange rate changes	(505)

Balance at June 30, 2008	$7,315

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

16. Income taxes (continued)

The unrecognized tax benefits as of June 30, 2008 include an amount of $3,244 that, if recognized, would impact the effective tax rate. As of December 31, 2007 and June 30, 2008, the Company has accrued approximately $2,081 and $1,742, respectively, in interest relating to unrecognized tax benefits.

With limited exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2005. During the first quarter of 2008, the audit of one of the Company’s subsidiaries in Hungary was completed through 2006 without significant impact, and the Company’s subsidiaries in India and China are open to examination by the taxing authorities for fiscal years beginning on April 1, 2004, and 2000 respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

17. Related party transactions

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

The related party expenses and income can be categorized as follows:

Revenue from services

Prior to December 31, 2004, substantially all of the revenues of the Company were derived from services provided to GE entities. In connection with the 2004 Reorganization, GE entered into a Master Service Agreement, or MSA, with the Company. The GE MSA, as amended, provides that GE will purchase services in an amount not less than a Minimum Volume Commitment, or MVC, of $360,000 per year for seven years beginning January 1, 2005, $270,000 in 2012, $180,000 in 2013 and $90,000 in 2014. Revenues in excess of the MVC can be credited, subject to certain limitations, against shortfalls in the subsequent years.

For the six months ended June 30, 2007 and 2008, the Company recognized net revenues from GE of $244,990 and $240,174, respectively, representing 65% and 49%, respectively, of the consolidated total net revenues. For the six months ended June 30, 2007 and 2008, the Company recognized net revenues from its non-consolidating affiliate of $0 and $177, respectively.

For the three months ended June 30, 2007 and 2008, the Company recognized net revenues from GE of $124,218 and $125,851, respectively, representing 62% and 50%, respectively, of the consolidated total net revenues. For the three months ended June 30, 2007 and 2008, the Company recognized net revenues from its non-consolidating affiliate of $0 and $177, respectively.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the six months ended June 30, 2007 and 2008, cost of revenue included amounts of $3,295 and $2,993, respectively, and for the three months ended June 30, 2007 and 2008, cost of revenue included amounts of $1,777 and $1,310, respectively, relating to services procured from GE.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the six months ended June 30, 2007 and 2008, selling, general and administrative expenses included amounts of $441 and $299, respectively, and for the three months ended June 30, 2007 and 2008, selling, general and administrative expenses included amounts of $195 and $134, respectively, relating to services procured from GE. Selling, general, and administrative expenses also include a cost credit of $0 and $55 for the six months ended June 30, 2007 and 2008, respectively, and for three months ended June 30, 2007 and 2008 was $0 and $33, respectively, in relation to cost recovery from its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

17. Related party transactions (continued)

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the six months ended June 30, 2007 and 2008, income from these services was $1,723 and $2,340, respectively, and for the three months ended June 30, 2007 and 2008, income from these services was $1,160 and $1,202, respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the six months ended June 30, 2007 and 2008, interest income earned on these deposits was $170 and $1,381, respectively, and for the three months ended June 30, 2007 and 2008 was $83 and $974, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the six months ended June 30, 2007 and 2008, interest expenses relating to such related party debt amounted to $548 and $399, respectively, and for the three months ended June 30, 2007 and 2008 was $293 and $202, respectively.

Sale of assets

During the six months and three months ended June 30, 2008, the Company sold a software asset for $1,200 and $1,200, respectively, to GE.

Investment in equity affiliate

During the six months ended June 30, 2008, the Company has made an investment of $860 in its non-consolidating affiliate.

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

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operation”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These forward looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	expected spending on business process services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate;

•	competition in our industry;

•	our limited operating history and our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our relative dependence on GE;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in future;

•	increases in wages in locations in which we have operations;

•	restrictions on visas for our employees traveling to North America and Europe;

•	our ability to maintain pricing and asset utilization rates;

•

fluctuations in exchange rates between U.S. dollars, euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines Peso and Romanian leu;

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward looking statements. We are under no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Form 10-Q and Form 8-K reports filed with the SEC.

Overview

We are a leader in the globalization of services and technology and a pioneer  in managing business processes for companies around the world. We began in 1997 as the India-based captive business process services operation for GE Capital, GE’s financial services business. As the value of offshore outsourcing was demonstrated to the management of GE, it became a widespread practice at GE and our business grew in size and scope. We took on a wide range of complex and critical processes and we became a significant provider to many of GE’s businesses, including Consumer Finance (GE Money), Commercial Finance, Insurance, Healthcare, Industrial, NBC Universal and GE’s corporate offices.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings, a newly formed Luxembourg entity, and subsequently an affiliate of GE sold an indirect

60% interest in that entity to General Atlantic and Oak Hill. Since the 2004 Reorganization, affiliates of GE have sold a portion of its equity in us pursuant to several separate transactions. As of June 30, 2008, GE (through its affiliates) owned approximately 18.7% of our outstanding equity.

Following the 2004 Reorganization, we began operating as an independent company. We separated ourselves operationally from GE and began building the capabilities necessary to be successful as an independent company. Among other things, we expanded our management infrastructure and business development capabilities so that we could secure business from clients other than GE, which we refer to as “Global Clients”. We substantially expanded administrative functions for which we had previously relied primarily on GE, such as finance, legal, accounting and human resources. We created separate employee benefit and retirement plans, developed our own leadership training capability and enhanced our management information systems. We began actively pursuing business from Global Clients as of January 1, 2005.

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

The 2004 Reorganization

As noted above, the 2004 Reorganization was consummated on December 30, 2004, pursuant to which we became an independent company. The 2004 Reorganization has been accounted for under the purchase method under SFAS No. 141, “Business Combinations”, which resulted in a new basis of accounting. The total purchase consideration was $780 million. The allocation of the total consideration to the fair values of the net assets acquired resulted in goodwill of $485.2 million and intangible assets of $223.5 million. The intangible assets are being amortized over periods ranging from 1 to 10 years. As a result, for periods after December 31, 2004, we have had, and will continue to have, significant non-cash charges related to the amortization of such intangible assets. See notes 1 and 8 to our unaudited interim consolidated financial statements.

 The 2007 Reorganization

Genpact Limited was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holding S.à.r.l., or GGH, with the intent of making it the new holding company of our business. On July 13, 2007, Genpact Limited effectuated a transaction that resulted in the shareholders of GGH exchanging their common shares in GGH for common shares of Genpact Limited, and the shareholders of Genpact Global (Lux) S.à.r.l., or GGL, exchanging their preferred and common shares in GGL for common shares of Genpact Limited. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2-“Summary of significant accounting policies” under Item 1-“Financial Statements” above and Part-II Item-7-“Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassification

In order to more clearly reflect our costs, including the impact of our long-term foreign exchange hedging strategy, we have reclassified our foreign exchange gains or losses from a separate line item above income from operations to the underlying hedged items, namely, selling, general and administrative expenses, cost of revenue or net revenues, as applicable.  The residual foreign exchange gains or losses, primarily relating to the re-measurement of foreign currency assets or liabilities, mainly accounts receivable, and the ineffective portion of foreign exchange gains or losses, if any, are now reclassified on the income statement below income from operations as foreign exchange (gains) losses, net.  This reclassification does not affect net income or earnings per share. Our financial statements for the periods ended June 30, 2007 and 2008 reflect such reclassification.

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the three months and six months ended June 30, 2007 and 2008.

	Three months ended June 30,				Six months Ended June 30,
	2007		2008		2007		2008
	(dollars in millions)
Net revenues—GE	$124.2	61.9%	$125.9	49.6%	$245.0	65.0%	$240.2	49.2%
Net revenues—Global Clients	76.0	37.9%	127.7	50.4%	130.5	34.6%	248.0	50.8%
Other revenues	0.4	0.2	0.0	0.0%	1.4	0.4	0.0	0.0%

Total net revenues	200.7	100.0%	253.6	100.0%	376.8	100.0%	488.2	100.0%

Cost of revenue	120.7	60.2%	147.1	58.0%	229.6	60.9%	293.2	60.1%
Gross profit	79.9	39.8%	106.5	42.0%	147.2	39.1%	195.0	39.9%
Operating expenses
Selling, general and administrative expenses	52.5	26.2%	66.6	26.3%	100.6	26.7%	128.8	26.4%
Amortization of acquired intangible assets	9.4	4.7%	9.6	3.8%	18.6	4.9%	19.8	4.1%
Other operating (income) expense	(1.2)	0.6%	1.1	0.4%	(1.7)	0.5%	(0.1)	0.0%

Income from operations	19.2	9.5%	29.2	11.5%	29.7	7.9%	46.5	9.5%
Foreign exchange (gains) losses, net	(0.4)	0.2%	0.9	0.3%	(0.5)	0.1%	(5.8)	1.2%
Other income (expense), net	(3.5)	1.7%	3.1	1.2%	(7.1)	1.9%	5.0	1.0%

Income before share of equity in earnings/loss of affiliate, minority interest and income tax expense	16.1	8.0%	31.4	12.4%	23.1	6.1%	57.4	11.7%
Equity in loss of affiliate	0.0	0.0	0.1	0.0	0.1	0.0	0.3	0.1
Minority interest	2.8	1.4	3.1	1.2	3.7	1.0	6.0	1.2
Income tax expense	6.2	3.1%	3.4	1.3%	10.4	2.8%	6.5	1.3%

Net income	$7.1	3.5%	$24.8	9.8%	$8.9	2.4%	$44.5	9.1%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net revenues.    Our net revenues increased by $52.9 million, or 26.4%, in the second quarter of 2008 compared to the second quarter of 2007. We continue to grow our net revenues primarily through relationships with existing clients.  In addition, our ‘net realization per employee’ increased due to better mix and price.

Net revenues from GE increased by $1.6 million, or 1.3%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview —Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2007, certain businesses in which GE ceased to be a 20% shareholder in 2007 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the second quarter of 2008 grew by 9.5% over the second quarter of 2007 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 61.9% in the second quarter of 2007 to 49.6% in the second quarter of 2008, due to growth in revenues from our Global Clients.

Net revenues from Global Clients increased by $51.7 million, or 68.0%. This increase resulted from revenues from several new clients with which we entered into master service agreements, or MSAs, in 2005, 2006 and 2007. In addition, a portion of the overall increase (approximately $1.0 million) was attributable to the inclusion of the results of Axis Risk Consulting Private Limited, or Axis, which we acquired in December 2007. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 37.9% in the second quarter of 2007 to 50.4% in the second quarter of 2008. Excluding revenues from businesses divested by GE in 2007, Global Client revenues increased organically by approximately 56.8%.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Three Months Ended June 30,
	2007		2008
	(dollars in millions)
Personnel expenses	$69.6	34.7%	$91.6	36.1%
Operational expenses	41.8	20.8	46.9	18.5
Depreciation and amortization	9.3	4.7	8.5	3.4
Cost of revenue	$120.7	60.2%	$147.1	58.0%

Cost of revenue increased by $26.3 million, or 21.8%. This increase reflected the general growth of our business. However, as a percentage of net revenues, cost of revenue decreased by 2.2%, reflecting increased internal efficiencies.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $22.0 million, or 31.7%. Such increase reflected the general growth of our business. Personnel expenses as a percentage of net revenues increased from 34.7% in the second quarter of 2007 to 36.1% in the second quarter of 2008, primarily due to the hiring of new resources to manage growth.

In addition, operational expenses increased by $5.1 million, or 12.3%. This increase is as a result of growth in our business. As a percentage of net revenues, operational expenses decreased from 20.8% in the second quarter of 2007 to 18.5% in the second quarter of 2008. Depreciation and amortization expenses as a component of cost of revenue decreased by $0.8 million to $8.5 million in the second quarter of 2008 primarily due to certain assets related to the 2004 Reorganization being fully depreciated in 2007 and sale of certain software licenses in the second quarter of 2008.

As a result of the foregoing, our gross profit increased by $26.5 million, or 33.2% and our gross margin increased from 39.8% in the second quarter of 2007 to 42.0% in the second quarter of 2008.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Three Months Ended June 30,
	2007		2008
	(dollars in millions)
Personnel expenses	$37.5	18.7%	$43.7	17.2%
Operational expenses	13.3	6.6	20.0	7.9
Depreciation and amortization	1.7	0.9	3.0	1.2
Selling, general and administrative expenses	$52.5	26.2%	$66.6	26.3%

Selling, general and administrative expenses, or SG&A expenses, increased by $14.1 million, or 26.9%. This was primarily due to an increase in operational expenses and depreciation and amortization. This increase reflects general growth in our business. As a percentage of net revenues, SG&A expenses increased from 26.2% in the second quarter of 2007 to 26.3% in the second quarter of 2008.

Personnel expenses increased by $6.2 million, or 16.4%, reflecting the general growth in our business. As a percentage of net revenues, personnel expenses decreased from 18.7% in the second quarter of 2007 to 17.2%, in the second quarter of 2008 primarily due to efficiencies achieved in our support headcount partially offset by a higher charge of $4.4 million in the second quarter of 2008 compared to $3.3 million in the second quarter of 2007 for share based compensation. In addition, there was a charge of $1.5 million in the second quarter of 2008 for Indian fringe benefit tax on share based compensation, all of which was recovered from employees.

The operational expenses component of SG&A expenses increased by $6.7 million, or 50.7%. As a percentage of net revenues, such costs increased from 6.6% in the second quarter of 2007 to 7.9% in the second quarter of 2008. In addition to the general growth in our business, this increase reflected increases in facilities maintenance expenses and communications expenses to support growth. These increases included certain professional fees and other fees and expenses related to being a public company.

Depreciation and amortization expenses as a component of SG&A expenses increased by $1.2 million to $3.0 million in the second quarter of 2008. As a percentage of net revenues, depreciation and amortization expenses increased from 0.9% in the second quarter of 2007 to 1.2% in the second quarter of 2008. This increase in depreciation and amortization expenses reflects the general growth of the business.

Amortization of acquired intangibles.    In the second quarter of 2007 and 2008, we continued to incur significant non-cash charges of $9.3 million consisting of the amortization of acquired intangibles resulting from the 2004 Reorganization.

Other operating (income) expense, net.    We recorded a net expense of $1.1 million in the second quarter of 2008 compared to an income of $1.2 million in the second quarter of 2007. Other operating income consisting of payments from GE for the use of our Delivery Centers and certain support functions for services that they manage and operate with their own employees, was constant at $1.2 million in the second quarter of 2008. We do not recognize these payments as net revenues because GE manages and operates these services; however, our costs are included in cost of revenue and SG&A. In addition, we incurred a loss of $2.3 million in connection with the sale of certain software licenses and the sale of a facility in Mexico in the second quarter of 2008.

Income from operations.    As a result of the foregoing factors, income from operations increased by $10.0 million to $29.2 million. As a percentage of net revenues, income from operations increased from 9.5% in the second quarter of 2007 to 11.5% in the second quarter of 2008.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange loss of $0.9 million for the second quarter of 2008 compared to a gain of $0.4 million in the second quarter of 2007. This loss primarily relates to the re-measurement of our non-functional currency assets and liabilities due to adverse movement in the Indian rupee and US dollar exchange rates in the second quarter of 2008.

Other income (expense), net.    We recorded other income, net of interest expense, of $3.1 million in the second quarter of 2008 compared to a net expense of $3.5 million in the second quarter of 2007. The change was driven by higher interest income of $4.2 million primarily relating to deposits made from the proceeds of our initial public offering and a decrease in interest expense by $2.4 million primarily due to repayment of a short-term loan in the third quarter of 2007 and repayment of a portion of a long-term loan during the second half of 2007 and first half of 2008. In addition, the weighted average rate of interest with respect to outstanding long-term loans was reduced from 6.2% in the second quarter of 2007 to 3.5% in the second quarter of 2008.

Income before share of equity in loss of affiliate, minority interest and income taxes.    As a result of the foregoing factors, income before income taxes increased by $15.4 million or from 8.0% of net revenues in the second quarter of 2007 to 12.4% of net revenues in the second quarter of 2008.

Equity in loss of affiliate.    This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc.

Minority interest.    The minority interest is due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It represents the apportionment of profits to the minority partners of ICE. The minority interest increased from $2.8 million in the second quarter of 2007 to $3.1 million in the second quarter of 2008.

Income taxes.    Our income tax expense decreased from $6.2 million in the second quarter of 2007 to $3.4 million for the second quarter of 2008. Our income tax expense included $3.7 million resulting from the application of a Hungarian statutory minimum tax to the operations of our Hungarian branch in the second quarter of 2007, which was not applicable in the second quarter of 2008. In addition to the above, this decrease was attributable to a $2.2 million benefit related to the maturing of certain hedges for which we had recorded a deferred tax liability at U.S. Federal and state tax rates pursuant to the restructuring of our legal entities as of October 1, 2007. These are offset by higher taxes resulting from higher profits including the partial expiration of our tax holiday in India as of March 31, 2008 and taxes on interest income in India.

Net income.    As a result of the foregoing factors, net income increased by $17.7 million from $7.1 million in the second quarter of 2007 to $24.8 million in the second quarter of 2008. As a percentage of net revenues, our net income was 3.5% in the second quarter of 2007 and 9.8% in the second quarter of 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June, 2007

Net revenues.    Our net revenues increased by $111.4 million, or 29.5%, in the first half of 2008 compared to the first half of 2007. We continue to grow our net revenues primarily through relationships with existing clients. Net revenues also increased because of the acquisition of ICE in the first quarter of 2007. In addition, our ‘net revenue realization per employee’ increased due to better mix and pricing.

Net revenues from GE decreased by $4.8 million, or 2.0%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview —Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2007, certain businesses in which GE ceased to be a 20% shareholder in 2007 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the first half of 2008 grew by 5.5% over the first half of 2007 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 65.0% in the first half of 2007 to 49.2% in the first half of 2008, due to growth in revenues from our Global Clients.

Net revenues from Global Clients increased by $117.5 million, or 90.1%. This increase resulted from revenues from several new clients with which we entered into master service agreements, or MSAs, in 2005, 2006 and 2007. In addition, a portion of the overall increase (approximately $10.3 million) was attributable to the inclusion of the results of ICE, which we acquired in March 2007 and Axis, which we acquired in December 2007. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 34.6% in the first half of 2007 to 50.8% in the first half of 2008. Excluding revenues from businesses divested by GE in 2007, Global Client revenues increased organically by approximately 76.1%.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Six Months Ended June 30,
	2007		2008
	(dollars in millions)
Personnel expenses	$137.3	36.4%	$182.7	37.4%
Operational expenses	74.4	19.7	89.0	18.2
Depreciation and amortization	17.9	4.7	21.5	4.4
Cost of revenue	$229.6	60.9%	$293.2	60.1%

Cost of revenue increased by $63.6 million, or 27.7%. As a percentage of net revenues, cost of revenue decreased by 0.8%. The increase in the absolute amount is primarily due to the general growth of our business.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $45.3 million, or 33.0%. Such increase reflected the general growth of our business. Personnel expenses as a percentage of net revenues increased from 36.4% in the first half of 2007 to 37.4% in the first half of 2008, primarily due to growth in our European business, which has a higher compensation cost as a percentage of revenue compared to other regions.

In addition, operational expenses increased by $14.6 million, or 19.7%. This increase is attributable to an increase in facilities maintenance expenses and communication expenses as a result of volume growth and the acquisition of ICE. As a percentage of net revenues, operational expenses decreased from 19.7% in the first half of 2007 to 18.2% in the first half of 2008.

Depreciation and amortization expenses as a component of cost of revenue increased by $3.6 million to $21.5 million in the first half of 2008 due to losses expected under a statement of work, or SOW, in connection with the write-off in the first quarter of 2008 of certain software licenses amounting to $3.3 million that do not have any further useful life, which were subsequently disposed in the second quarter of 2008, and to the general growth of our businesses. This increase was partially off-set by reduction due to certain assets related to 2004 Reorganization being fully depreciated in 2007.

As a result of the foregoing, our gross profit increased by $47.8 million, or 32.5%, and our gross margin increased from 39.1% in the first half of 2007 to 39.9% in the first half of 2008.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Six Months Ended June 30,
	2007		2008
	(dollars in millions)
Personnel expenses	$69.8	18.5%	$81.5	16.7%
Operational expenses	27.2	7.2	41.6	8.5
Depreciation and amortization	3.6	1.0	5.7	1.2
Selling, general and administrative expenses	$100.6	26.7%	$128.8	26.4%

Selling, general and administrative expenses, or SG&A expenses, increased by $28.1 million, or 27.9%. This was primarily due to an increase in operational expenses and depreciation and amortization. This increase reflects general growth in our business. As a percentage of net revenues, SG&A expenses decreased from 26.7% in the first half of 2007 to 26.4% in the first half of 2008.

Personnel expenses increased by $11.6 million, or 16.7%. This reflects the general growth in our business. As a percentage of net revenues, personnel expenses decreased from 18.5% in the first half of 2007 to 16.7% in the first half of 2008 primarily due to efficiencies achieved in our support headcount partially offset by a higher charge of $8.3 million in the first half of 2008 compared to $4.4 million in the first half of 2007 for share based compensation. In addition, there was a charge of $1.6 million in the first half of 2008 for the Indian fringe benefit tax on share based compensation, all of which was recovered from employees.

The operational expenses component of SG&A expenses increased by $14.4 million, or 53.0%. As a percentage of net revenues, such costs increased from 7.2% in the first half of 2007 to 8.5% in the first half of 2008. In addition to the general growth in our business, the absolute increase reflected increases in facilities maintenance expenses and communications expenses to support growth, as well as expenses incurred in relation to our annual management and client conference. These increases also included certain professional fees and other expenses related to being a public company and a $0.6 million provision in our mortgage business reserved for potential loan put backs and estimated losses on loans held for sale.

Depreciation and amortization expenses as a component of SG&A expenses increased by $2.1 million to $5.7 million in the first half of 2008. As a percentage of net revenues, depreciation and amortization expenses increased from 1.0% in the first half of 2007 to 1.2% in the first half of 2008. This increase in depreciation and amortization expenses reflects the general growth of our business.

Amortization of acquired intangibles.    In 2008, we continued to incur significant non-cash charges consisting of the amortization of acquired intangibles resulting from the 2004 Reorganization. Such charges increased marginally by $1.2 million compared to the first half of 2007, primarily due to changes in exchange rates used for translation.

Other operating (income) expense, net.    Other operating income, which consists of payments from GE for the use of our Delivery Centers and certain support functions for services that they manage and operate with their own employees, increased by $0.6 million in the first half of 2008. We do not recognize these payments as net revenues because GE manages and operates these services; however, our costs are included in cost of revenue and SG&A. In addition, we incurred a one-time loss of $2.3 million in connection with the sale of certain software licenses and the sale of a facility in Mexico in the second quarter of 2008.

Income from operations.    As a result of the foregoing factors, income from operations increased by $16.8 million to $46.5 million. As a percentage of net revenues, income from operations increased from 7.9% in the first half of 2007 to 9.5% in the first half of 2008.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $5.8 million for the first half of 2008 compared to $0.5 million in the first half of 2007. This gain primarily relates to the re-measurement of our non-functional currency assets and liabilities in the first half of 2008.

Other income (expense), net.    We recorded other income, net of interest expense, of $5.0 million in the first half of 2008 compared to a net expense of $7.1 million in the first half of 2007. The change was driven by higher interest income of $8.4 million primarily relating to deposits made from the proceeds of our initial public offering and a decrease in interest expense by $3.8 million primarily due to repayment of a short-term loan in the third quarter of 2007 and repayment of a portion of a long-term loan during the second half of 2007 and first half of 2008. In addition, the weighted average rate of interest with respect to outstanding long-term loans was reduced from 6.2% in the first half of 2007 to 4.5% in the first half of 2008.

Income before share of equity in loss of affiliate, minority interest and income taxes.    As a result of the foregoing factors, income before income taxes increased by $34.3 million or from 6.1% of net revenues in the first half of 2007 to 11.7% of net revenues in the first half of 2008.

Equity in loss of affiliate.    This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc.

Minority interest.    The minority interest is due to the acquisition of ICE in March 2007. It represents the apportionment of profits to the minority partners of ICE. Minority interest increased from $3.7 million in the first half of 2007 to $6.0 million in the first half of 2008.

Income taxes.     Our income tax expense decreased from $10.4 million in the first half of 2007 to $6.5 million for the first half of 2008. Our income tax expense included $6.0 million resulting from the application of a Hungarian statutory minimum tax to the operations of our Hungarian branch in the first half of 2007. In addition to the above, this decrease was attributable to (i) a $2.7 million reversal of prior period tax provisions following a favorable ruling from tax authorities in India in the first quarter of 2008 and (ii) a $4.4 million benefit related to the maturing of certain hedges for which we had recorded a deferred tax liability at U.S. Federal and state tax rates pursuant to the restructuring of our legal entities as of October 1, 2007. These are offset by higher taxes resulting from higher profits including the partial expiration of our tax holiday in India as of March 31, 2008 and taxes on interest income in India.

Net income.    As a result of the foregoing factors, net income increased by $35.6 million from $8.9 million in the first half of 2007 to $44.5 million in the first half of 2008. As a percentage of net revenues, our net income was 2.4% in the first half of 2007 and 9.1% in the first half of 2008.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2007 and June 30, 2008 is presented below:

	Year Ended, December 31, 2007	Six Months Ended June 30, 2008	% Change
	(dollars in millions)

Cash and cash equivalents	$279.3	$298.0	6.7%
Long-term debt due within one year	20.9	21.1	0.8
Long-term debt other than the current portion	102.8	92.4	(10.1)
Stockholders’ equity	$1,250.7	$1,057.1	(15.5)%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

Under the terms of the acquisition agreement for ICE, we were obligated to pay contingent consideration in 2009 to the former shareholders of ICE if certain profitability targets were met. In May 2008, as a result of the profitability targets being achieved, we agreed with the sellers of ICE that additional consideration of euro 15.6 million (equivalent $23.9 million) would be paid unconditionally on February 16, 2009.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six months Ended June 30,
	2007	2008
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$52.8	$69.4
Investing activities	(48.6)	(22.1)
Financing activities	(0.3)	(8.6)
Net increase (decrease) in cash and cash equivalents	$3.9	$38.8

Cash flow from operating activities.    Our net cash provided by operating activities increased by $16.6 million from $52.8 million in the first half of 2007 to $69.4 million in the first half of 2008. This increase was due to an increase in our net income adjusted for amortization and depreciation and other non-cash items, which increased by $39.5 million. This increase was partially offset by an increase in working capital of $22.9 million, primarily due to increase in accounts receivable by $15.5 million.

Cash flow from investing activities.    Our net cash used in investing activities was $22.1 million in the first half of 2008 compared to $48.6 million in the first half of 2007. We invested $31.9 million in purchases of property, plant and equipment in connection with the opening of new Delivery Centers, including acquiring land, which is intended to be used for Special Economic Zone, or SEZ qualifying operations in India, in the first half of 2008 compared to $23.3 million the first half of 2007. We paid $15.0 million as partial payment for the acquisition of ICE in March 2007, including acquisition-related expenses and net of cash acquired.

Cash flow from financing activities.    Our net cash used by financing activities was $8.6 million in the first half of 2008, compared to $0.3 million in the first half of 2007. We repaid $10.5 million of our long term debt and paid the minority partners of ICE $5.6 million in the first half of 2008. In the first half of 2008, we received $8.9 million (including $1.6 million fringe benefit tax recovery from our Indian employees) in proceeds from the issuance of common shares to employees to satisfy stock option exercises compared to $1.2 million in the first half of 2007.

Financing Arrangements

Total debt excluding capital lease obligations was $113.5 million at June 30, 2008 compared to $123.7 million at December 31, 2007. Approximately $108.9 million of this indebtedness at June 30, 2008 represented long-term debt primarily related to the 2004 Reorganization, approximately $3.6 million of this indebtedness as of June 30, 2008 represented a financing arrangement entered into with GE to purchase software licenses and approximately $1.0 million represented a financing arrangement with Ross Capital. The weighted average rate of interest with respect to outstanding long-term loans was 6.2% and 4.5% for the six months ended June 30, 2007 and 2008, respectively.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of June 30, 2008, short-term credit facilities available to the Company aggregated $145 million, which are under the same agreement as our long-term debt facility. As of June 30, 2008, a total of $6.8 million was utilized, which represented unfunded draw down.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2008:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$21.1	$92.4	$—	$—	$113.5
Capital leases	1.7	2.3	0.3	—	4.3
Operating leases	26.5	54.7	74.1	—	155.4
Purchase obligations	5.3	—	—	—	5.3
Capital commitments net of advances	17.0	—	—	—	17.0
Derivative Instruments	33.6	125.9	—	—	159.5
Other long-term liabilities (1)	27.7	9.7	5.1	8.3	50.9
Total contractual cash obligations	$133.0	$285.1	$79.5	$8.3	$506.0

(1) Excludes $7.3 million towards uncertain tax positions calculated in accordance with FIN 48. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines ‘fair value’, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. In February 2008, the FASB approved FSP 157-2, which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2008 the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position and results of operations. See note 5 of the unaudited interim consolidated financial statements for information and related disclosures regarding our fair value measurements.

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

We maintain policies and procedures to value instruments using the best and most relevant data available. We have constituted a Foreign Exchange Committee which oversees and sets guidelines for our hedging strategy and execution. In addition, our treasury team reviews valuation, including independent price validation for certain instruments and validates the information from multiple independent sources including financial institutions.

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

Loans Held for Sale

Loans held for sale were $2.4 million as of December 31, 2007 and June 30, 2008. We had provisions against loans held for sale of $0.7 million and $1.1 million, resulting in loans held for sale balances of $1.7 million and $1.3 million as of December 31, 2007 and June 30, 2008, respectively. Loans held for sale included in Level 3 primarily represent loans disbursed by the mortgage business we acquired in August 2006. Loans held for sale are valued using collateral values based on inputs from a single source where we are not able to corroborate the inputs and assumptions with other relevant market information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. The issuance of SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159. The Company has not elected to use fair value measurements under SFAS No. 159 with respect to any existing eligible instruments.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which is a revision of SFAS No. 141, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to comply with the provisions of SFAS No. 141R for acquisitions made in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No.51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, however does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP FAS No. 142-3 on its consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2008, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.    Legal Proceedings

There are no legal proceedings pending against us which are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 the risk factors which materially affect our business, financial condition or results of operations.  You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $20.0 million of the net proceeds from our initial public offering to partially repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness. The remaining proceeds are invested in short-term deposit accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At our 2008 Annual Meeting of Shareholders held on May 1, 2008, holders of 208,490,416 shares were present in person or by proxy, constituting 98.21% of the outstanding common shares as of the record date for the annual meeting. The matters voted upon at the annual meeting were:

Election of Directors.    The shareholders elected eleven directors to hold office until the next annual election and until their successors are duly elected and qualified:

	Votes cast in favor	Votes withheld
Pramod Bhasin	208,316,437	173,979
Rajat Kumar Gupta	208,299,022	191,394
John Barter	208,213,777	276,639
J Taylor Crandall	202,535,746	5,954,670
Steven A. Denning	202,535,646	5,954,770
Mark F. Dzialga	201,800,607	6,689,809
Jagdish Khattar	198,018,403	10,472,013
James C. Madden	208,298,922	191,494
Denis J. Nayden	192,282,896	16,207,520
Robert G. Scott	208,299,022	191,394
A. Michael Spence	197,958,503	10,531,913

Adoption of U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan.  The shareholders adopted the U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan:

Adoption of U.S. and International Employee Stock Purchase Plans
Votes cast in favor	207,000,615
Votes cast against	83,243
Votes abstaining	18,971
Broker non-votes	1,387,587

Ratification of Independent Registered Public Accounting Firm.    The shareholders ratified the selection of KPMG as the Company’s independent registered public accounting firm for the current fiscal year:

Ratification of Independent Registered Public Accounting Firm
Votes cast in favor	208,433,620
Votes cast against	54,920
Votes abstaining	1,876
Broker non-votes	0

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
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

Date: August 12, 2008

GENPACT LIMITED

By:	/s/ PRAMOD BHASIN

Pramod Bhasin
Chief Executive Officer

/s/ VIVEK GOUR

Vivek Gour
Chief Financial Officer