Form 10-Q
period 2008-09-30
Genpact LTD
filed 2008-11-13
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2008

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of November 7, 2008 was 214,528,898.

i

PART I

Item 1.    Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

		As of December 31,	As of September 30,
	Notes	2007	2008
Assets
Current assets
Cash and cash equivalents	3	$279,306	$303,060
Accounts receivable, net	4	99,354	147,698
Accounts receivable from a significant shareholder, net	4	93,307	84,739
Short term deposits with a significant shareholder		35,079	21,064
Deferred tax assets	16	9,683	31,615
Due from a significant shareholder		8,977	6,305
Prepaid expenses and other current assets		146,155	116,617
Total current assets		671,861	711,098

Property, plant and equipment, net	7	195,660	179,078
Deferred tax assets	16	2,196	73,279
Investment in equity affiliate		197	810
Customer-related intangible assets, net	8	99,257	66,042
Other intangible assets, net	8	10,375	6,431
Goodwill	8	601,120	552,433
Other assets		162,800	74,233
Total assets		$1,743,466	$1,663,404

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

		As of December 31,	As of September 30,
	Notes	2007	2008
Liabilities and shareholders’ equity
Current liabilities
Current portion of long-term debt		$19,816	$24,512
Current portion of long-term debt from a significant shareholder		1,125	—
Current portion of capital lease obligations		38	360
Current portion of capital lease obligations payable to a significant shareholder		1,826	1,554
Accounts payable		12,446	10,031
Income taxes payable	16	7,035	29,064
Deferred tax liabilities	16	20,561	988
Due to a significant shareholder		8,930	3,953
Accrued expenses and other current liabilities		197,298	306,293
Total current liabilities		$269,075	$376,755

Long-term debt, less current portion		100,041	79,562
Long-term debt from a significant shareholder, less current portion		2,740	—
Capital lease obligations, less current portion		137	1,503
Capital lease obligations payable to a significant shareholder, less current portion		2,969	2,415
Deferred tax liabilities	16	40,738	9,909
Due to a significant shareholder		8,341	6,251
Other liabilities		65,630	242,344
Total liabilities		$489,671	$718,739

Minority interest		3,066	1,918

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 212,101,874 and 214,528,898 issued and outstanding as of December 31, 2007 and September 30, 2008, respectively		2,121	2,145
Additional paid-in capital		1,000,179	1,025,842
Retained earnings		26,469	104,613
Accumulated other comprehensive income (loss)		221,960	(189,853)
Total shareholders’ equity		1,250,729	942,747
Commitments and contingencies
Total liabilities, minority interest and shareholders’ equity		$1,743,466	$1,663,404

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2007	2008	2007	2008
Net revenues
Net revenues from services — significant shareholder	17	$122,981	$123,504	$368,214	$363,678
Net revenues from services — others		91,678	147,278	221,908	395,286
Other revenues		110	17	1,492	37
Total net revenues	2(f)	214,769	270,799	591,614	759,001
Cost of revenue
Services	2(f),13,17	122,564	155,765	351,098	448,938
Others	13	99	—	1,133	—
Total cost of revenue		122,663	155,765	352,231	448,938
Gross profit		92,106	115,034	239,383	310,063

Operating expenses:
Selling, general and administrative expenses	2(f),14,17	59,036	71,175	159,711	199,943
Amortization of acquired intangible assets	8	9,358	8,974	27,987	28,799
Other operating (income) expense, net	17	(810)	(1,443)	(2,533)	(1,507)
Income from operations		$24,522	$36,328	$54,218	$82,828

Foreign exchange (gains), net	2(f)	(1,029)	(1,557)	(1,485)	(7,390)
Other income (expense), net	15,17	(619)	3,263	(7,697)	8,284

Income before share of equity in (earnings) loss of affiliate, minority interest and income tax expense		24,932	41,148	48,006	98,502

Equity in (gain) loss of affiliate		61	(37)	141	282

Minority interest		2,062	1,859	5,754	7,841

Income taxes expense	16	6,486	5,692	16,849	12,235
Net Income		$16,323	$33,634	$25,262	$78,144

Net income (loss) available to common shareholders	12	12,736	33,634	(13,877)	78,144
Earnings (loss) per common share -	12
Basic		$0.07	$0.16	$(0.13)	$0.37
Diluted		$0.07	$0.15	$(0.13)	$0.36

Weighted average number of common shares used in computing earnings (loss) per common share -
Basic		186,839,059	214,182,308	108,173,821	213,127,131
Diluted		195,698,132	219,350,826	108,173,821	218,550,988

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

										Treasury stock
	2% Cumulative Series A		5% Cumulative Series B						Accumulated		Series A
	convertible preferred stock		convertible preferred stock		Common shares		Additional		Other		Preferred		Total
	No. of		No. of		No. of		Paid-in	Retained	Comprehensive	Common	stock		Shareholders’	Comprehensive
	shares	Amount	shares	Amount	shares	Amount	Capital	Earnings	Income (loss)	shares (No.)	(No.)	Amount	Equity	Income (loss)

Balance as of January 1, 2007	3,077,868	$95,414	3,017,868	$93,554	71,390,738	$714	$494,325	$5,978	$(15,295)	(3,628,130)	(59,000)	$(49,995)	$624,695
Issuance of common share on exercise of options	—	—	—	—	433,645	4	1,597	—	—	—	—	—	1,601

Treasury Stock issued in business combination	—	—	—	—	—	—	8,045	—	—	1,442,315	—	15,220	23,265

Cancellation of shares held in treasury	(59,000)	(1,829)	—	—	(2,185,815)	(22)	(32,924)	—	—	2,185,815	59,000	34,7745	—

Repurchase and retirement of common share from employees	—	—	—	—	(106,007)	(1)	(1,709)	—	—	—	—	—	(1,710)

Repurchase and retirement of cumulative Series A convertible preferred stock from employees	(522)	(16)	—	—	—	—	(126)	—	—	—	—	—	(142)

Repurchase and retirement of cumulative Series B convertible preferred stock from employees	—	—	(522)	(16)	—	—	(126)	—	—	—	—	—	(142)

Accrual of dividend on preferred stock	—	—	—	—			35,932	(35,932)	—	—	—	—	—

Other issuance of common shares	—	—	—	—	547	—	9	—	—	—	—	—	9

Effect of 2007 Reorganization	(3,018,346)	(93,569)	(3,017,346)	(93,538)	119,301,607	1,193	185,914	—	—	—	—	—	—

Issuance of common share through Initial public offering, net	—	—	—	—	22,941,177	229	294,282	—	—	—	—	—	294,511

Stock-based compensation expense (note 11)	—	—	—	—	—	—	8,909	—	—	—	—	—	8,909

Comprehensive income:	—

Net income	—	—	—	—	—	—	—	25,262	—	—	—	—	25,262	$25,262

Other comprehensive income:

Unrealized gain on cash flow hedging derivatives, net	—	—	—	—	—	—	—	—	125,556	—	—	—	125,556	125,556

Currency translation adjustments	—	—	—	—	—	—	—	—	81,516	—	—	—	81,516	81,516

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	$232,334

Balance as of September 30, 2007	—	$—	—	$—	211,775,892	$2,117	$994,128	$(4,692)	$191,777	—	—	$—	$1,183,330

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Common shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	No. of shares	Amount	Capital	Earnings	Income (loss)	Equity	Income (Loss)
Balance as of January 1, 2008	212,101,874	$2,121	$1,000,179	$26,469	$221,960	$1,250,729
Issuance of common shares on exercise of options (including fringe benefit tax recovered)	2,427,024	24	13,020	—	—	13,044
Share-based compensation expense (Note 11)	—	—	12,643	—	—	12,643
Comprehensive income:
Net income	—	—	—	78,144	—	78,144	$78,144
Other comprehensive income:
Unrealized loss on cash flow hedging derivatives, net of taxes	—	—	—	—	(254,389)	(254,389)	(254,389)
Currency translation adjustments	—	—	—	—	(157,424)	(157,424)	(157,424)
Comprehensive income (loss)							$(333,669)
Balance as of September 30, 2008	214,528,898	$2,145	$1,025,842	$104,613	$(189,853)	$942,747

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2007	2008
Operating activities
Net income	$25,262	$78,144
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	34,948	41,700
Amortization of debt issue costs	658	491
Amortization of acquired intangible assets	28,758	29,522
Loss (gain) on sale of property, plant and equipment, net	(28)	2,116
Provision for doubtful receivables	2,945	2,890
Provision for mortgage loans	1,551	542
Unrealized (gain) loss on revaluation of foreign currency asset/liability	694	(2,405)
Equity in loss of affiliate	141	282
Minority interest	5,754	7,841
Share-based compensation expense	8,909	12,643
Deferred income taxes	(3,264)	(13,926)
Change in operating assets and liabilities:
Increase in accounts receivable	(43,497)	(44,876)
Increase in other assets	(9,064)	(32,852)
Decrease in accounts payable	(357)	(1,814)
Increase in accrued expenses and other current liabilities	8,761	16,116
Increase in income taxes payable	12,383	21,934
Increase in other liabilities	5,672	9,615
Net cash provided by operating activities	$80,226	$127,963

Investing activities
Purchase of property, plant and equipment	(42,833)	(45,935)
Purchase of property, plant and equipment in assets acquisition	—	(7,015)
Proceeds from sale of property, plant and equipment	2,923	6,219
Investment in affiliates	(455)	(883)
Short term deposits placed	(137,790)	(193,171)
Redemption of short term deposits	117,321	203,108
Payment for business acquisition, net of cash acquired	(14,771)	—
Net cash used in investing activities	$(75,605)	$(37,677)

Financing activities
Repayment of capital lease obligations	(2,233)	(2,273)
Proceeds from long-term debt	1,525	—
Repayment of long-term debt	(16,076)	(20,063)
Short-term borrowings, net	(82,500)	—
Repurchase of common shares and preferred stock	(1,994)	—
Deferred IPO cost	(6,822)	—
Proceeds from issuance of common shares on exercise of options	1,601	13,044
Proceeds from issuance of common shares from initial public offering	303,512	—
Payment to minority shareholders	(3,436)	(8,864)
Net cash provided (used) by financing activities	$193,577	$(18,156)

Effect of exchange rate changes	19,200	(48,376)
Net increase in cash and cash equivalents	198,198	72,130
Cash and cash equivalents at the beginning of the period	35,430	279,306
Cash and cash equivalents at the end of the period	$252,828	$303,060

Supplementary information
Cash paid during the period for interest	$11,169	$4,750
Cash paid during the period for income taxes	$10,659	$27,377
Property, plant and equipment acquired under capital lease obligation	$1,806	$3,571
Shares issued for business acquisition	$23,265	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1. Nature of Operations

(a) Organization

Genpact Limited (the “Company”) was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holdings SICAR S.à.r.l. (“GGH”) with the intent of making it the new holding company of our business. On July 13, 2007, the Company effectuated a transaction that resulted in the shareholders of GGH exchanging their common stock in GGH for common shares of the Company, and the shareholders of Genpact Global (Lux) S.à.r.l. (“GGL”) exchanging their preferred and common stock in GGL for common shares of the Company. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH. This transaction and other related transactions commencing on this date are referred to as the “2007 Reorganization”.

We use the terms “Genpact”, “Company”, “we” and “us” to refer to both GGH and its subsidiaries prior to July 13, 2007 and Genpact Limited and its subsidiaries after such date.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (“GE”). On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization”, GE transferred such operations to a newly formed entity, GGH.

(b) Nature of Operations

The Company is a leader in the globalization of services and technology and a pioneer in managing business processes for companies around the world. The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services. The Company delivers services from a global network of more than 30 locations in ten countries. The Company’s service delivery locations, referred to as Delivery Centers, are in India, the United States (“U.S.”), China, Mexico, Romania, the Netherlands, Hungary, the Philippines, Spain and Guatemala.

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

The unaudited interim consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (continued)

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the carrying amount of property, plant and equipment, intangibles and goodwill, the provision for doubtful receivables and the valuation allowance for deferred tax assets, valuation of derivative financial instruments, the measurements of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the unaudited interim consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the financial statements.

(c) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents with corporations and banks with high investment grade ratings. Short term deposits are with GE, a significant shareholder, and with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 48% and 36% of receivables as of December 31, 2007 and September 30, 2008, respectively. GE accounted for 62% and 48% of revenues for the nine months ended September 30, 2007 and 2008, respectively, and for 57% and 46% of revenues for the three months ended September 30, 2007 and 2008, respectively.

(d) Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines “fair value”, establishes a framework for the measurement of fair value and enhances disclosures about fair value measurements. The statement does not require any new fair value measures but its provisions apply when fair value measurements are performed as required or permitted under other accounting pronouncements. In February 2008, the FASB approved FASB Staff Position No.157-2, “Effective Date of FASB statement No. 157”, which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position and results of operations. See note 5 for information and related disclosures regarding our fair value measurements.

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

In the second quarter of 2008, the Company reclassified certain amounts relating to the effective portion of the (gains) losses on foreign currency derivative contracts in order to more clearly reflect the Company’s costs, including the impact of its foreign exchange hedging strategy. Such (gains) losses have been reclassified from “Foreign exchange (gains) losses, net” to the underlying hedged item and disclosed within “Income from operations” as part of “Total net revenues”, “Cost of revenue” or “Selling, general and administrative expenses”, as applicable. Further, “Foreign exchange (gains) losses, net” have been reclassified from operating income to non-operating income, and disclosed separately, and include the ineffective portion of the (gains) losses on foreign currency derivative contracts as well as all other foreign exchange (gains) losses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (continued)

	Three months ended September 30, 2007		Nine months ended September 30, 2007
	As Originally reported	As Reclassified	As Originally reported	As Reclassified

Total net revenues	$214,562	$214,769	$591,035	$591,614
Total cost of revenue	133,090	122,663	371,489	352,231
Gross profit	81,472	92,106	219,546	239,383
Selling, general and administrative expenses	62,850	59,036	167,002	159,711
Foreign exchange (gains) losses, net	(15,476)	—	(28,613)	—
Income from operations	25,551	24,522	55,703	54,218
Foreign exchange (gains) losses, net	—	(1,029)	—	(1,485)
Income before share of equity in (earnings) loss of affiliate, minority interest and income tax expense	$24,932	$24,932	$48,006	$48,006

3. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2007 and September 30, 2008 are comprised of the following:

	As of December 31, 2007	As of September 30, 2008
Deposits with banks	$218,824	$251,475
Other cash and bank balances	60,482	51,585
	$279,306	$303,060

4. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $198,166 and $240,085, and provision for doubtful receivables was $5,505 and $7,648, resulting in net accounts receivable balances of $192,661 and $232,437, as of December 31, 2007 and September 30, 2008, respectively.

Accounts receivable from a significant shareholder, GE, were $95,018 and $86,983, and provision for doubtful receivables was $1,711 and $2,244, resulting in net accounts receivable balances of $93,307 and $84,739, as of December 31, 2007 and September 30, 2008, respectively.

5. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments and loans held for sale. The fair value measurements of these derivative instruments and loans held for sale were determined using the following inputs as of September 30, 2008:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

5. Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$4,570	$—	$4,570	$—
Loans held for sale (Note a)	1,221	—	—	1,121
Total	$5,791	$—	$4,570	$1,121

Liabilities

Derivative Instruments (Note b)	$252,086	$—	$252,086	$—
Total	$252,086	$—	$252,086	$—

(a) Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

(b) Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Opening balance, net	$1,265	$1,743
Impact of fair value included in earnings (Note 9)	(44)	(522)
Closing balance	$1,221	$1,221

6. Derivative financial instruments

The Company is exposed to foreign currency fluctuations on foreign currency assets and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely forward foreign exchange contracts. The counterparties are banks and the Company considers the risks of non-performance by the counterparties as non-material. The forward foreign exchange contracts mature between one and thirty-nine months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

6. Derivative financial instruments (continued)

	Notional principal amounts as of (Note a)		Balance sheet exposure asset (liability) as of (Note b)
	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008

Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,867,500	$2,444,000	$154,736	$(237,816)
United States Dollars (sell) Mexican Peso (buy)	24,500	28,000	608	(234)
United States Dollars (sell) Philippines Peso (buy)	9,400	3,000	421	(287)
Euro (sell) United States Dollars (buy)	—	6,237	—	228
Euro (buy) United States Dollars (sell)	—	23,033	—	(1,051)
Euro (sell) Hungarian Forints (buy)	30,406	23,137	1,650	1,846
Euro (sell) Romanian Leu (buy)	119,024	87,722	(9,163)	(8,332)
Japanese Yen (sell) Chinese Renminbi (buy)	27,164	40,693	1,567	(2,981)
Pound Sterling (sell) United States Dollars (buy)	51,053	18,644	558	985
Australian Dollars (sell) United States Dollars (buy)	—	3,485	—	126
Interest rate swaps (floating to fixed)	30,000	—	40	—
			$150,417	$(247,516)

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

In connection with cash flow hedges, the Company has recorded as a component of accumulated and other comprehensive income within shareholders’ equity a gain (loss) of $116,256, and $(138,133), net of taxes, as of December 31, 2007 and September 30, 2008, respectively.

7. Property, plant and equipment, net

Property, plant and equipment consists of the following:

	As of December 31, 2007	As of September 30, 2008
Property, plant and equipment, gross	$314,087	$315,353
Less: Accumulated depreciation and amortization	(118,427)	(136,275)
Property, plant, and equipment, net	$195,660	$179,078

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2007 and 2008 was $25,891 and $26,782, respectively, and for the three months ended September 30, 2007 and 2008 was $8,689 and $9,322, respectively. The amount of computer software amortization for the nine months ended September 30, 2007 and 2008 was $7,006 and $12,981, respectively, and for the three months ended September 30, 2007 and 2008 was $2,660 and $3,221, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $(2,051) and $(1,937) for the nine months ended September 30, 2007 and 2008, respectively, and $(1,090) and $(205) for the three months ended September 30, 2007 and 2008, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2007 and the nine months ended September 30, 2008:

	Year ended December 31, 2007	Nine months ended September 30, 2008

Opening balance	$493,452	$601,120
Goodwill relating to acquisitions consummated during the period	44,757	—
Additional goodwill representing contingent consideration in Genpact Netherlands B.V. (ICE)	—	23,539
Effect of exchange rate fluctuations	62,911	(72,226)
Closing balance	$601,120	$552,433

The total amount of goodwill expected to be deductible for tax purposes is $20,404 and $18,835 as of December 31, 2007 and September 30, 2008, respectively.

The Company’s other intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2007			As of September 30, 2008
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related intangible assets	$232,190	$132,933	$99,257	$210,007	$143,965	$66,042
Marketing-related intangible assets	16,947	6,572	10,375	15,774	9,671	6,102
Contract-related intangible assets	559	559	—	478	478	—
Other intangible assets	—	—	—	343	14	329
	$249,696	$140,064	$109,632	$226,602	$154,128	$72,473

Amortization expenses for intangible assets as disclosed in the unaudited interim consolidated financial statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2007 and 2008 were $27,987 and $28,799, respectively, and for the three months ended September 30, 2007 and 2008 were $9,358 and $8,974, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the nine months ended September 30, 2007 and 2008 was $771 and $723, respectively, and for the three months ended September 30, 2007 and 2008 was $245 and $223, respectively, and has been reported as a reduction of revenue, consistent with the guidance in EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. As of September 30, 2008, the unamortized value of the intangible asset was $1,354, which will be amortized in future periods and reported as a reduction of revenue.

Contingent Consideration

The terms of the acquisition agreement for E-Transparent B.V. and related entities (“ICE”) dated March 1, 2007 provided for the payment of contingent consideration in 2009 to the former shareholders of ICE, if certain profitability targets were met. As a result of achieving these profitability targets, in May 2008 the Company entered into an agreement with the former shareholders of ICE providing that additional purchase consideration of $23,539 would be paid unconditionally on February 16, 2009. The Company has followed the consensus reached in EITF 95-8, “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination”, and recorded the payable of $21,140 with an offset to goodwill in the second quarter of 2008.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

9. Loans held for sale

Loans held for sale were $2,408 and $2,408, and provision against loans held for sale was $665 and $1,187, resulting in net loans held for sale balances of $1,743 and $1,221 as of December 31, 2007 and September 30, 2008, respectively. Additionally, the Company has reserved $925 and $945 as of December 31, 2007 and September 30, 2008, respectively, for estimated losses on loans sold during the previous year.

10. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees.

Net Gratuity Plan costs for the three months and nine months ended September 30, 2007 and 2008 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Service costs	$343	$398	$1,020	$1,248
Interest costs	90	158	266	496
Amortization of actuarial loss	70	117	207	365
Expected return on plan assets	(74)	(87)	(220)	(272)
Net Gratuity Plan costs	$429	$586	$1,273	$1,837

 Defined contribution plans

During the three months and nine months ended September 30, 2007 and 2008, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

India	$2,062	$2,191	$5,558	$6,451
US	254	384	897	1,165
UK	176	151	639	509
Hungary	4	25	13	80
China	923	1,682	2,384	4,356
Mexico	20	22	64	82
Total	$3,439	$4,455	$9,555	$12,643

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

The share-based compensation costs relating to the above plans for the nine months ended September 30, 2007 and 2008, was $8,909 and $12,643, respectively, and for the three months ended September 30, 2007 and 2008 was $3,678 and $4,334, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to assumptions used to estimate the fair value of options granted during the nine months ended September 30, 2008.

A summary of the options granted during the nine months ended September 30, 2008 is set out below:

	Nine months ended September 30, 2008
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding as of January 1, 2008	23,583,632	$9.33	8.5	$—
Granted	1,760,000	14.98	—	—
Forfeited	(1,540,681)	12.48	—	—
Expired	(13,057)	6.35	—	—
Exercised	(2,427,024)	4.31	—	14,771
Outstanding as of September 30, 2008	21,362,870	$10.14	7.9	$60,885
Vested and exercisable as of September 30, 2008 and expected to vest thereafter (a)	18,367,737	$9.69	7.9	$79,243
Vested and exercisable as of September 30, 2008	5,578,071	$4.78	7.0	$32,875
Weighted average grant date fair value of grants during the period	$6.39

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

The weighted average exercise price set forth in the table above is based on the contractual exercise price of the stock option and is not affected by the deemed increase in the exercise price resulting from recovery of FBT. However, the weighted average grant date fair value of grants during the period set forth in the table above does reflect such deemed increase in the exercise price.

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

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the nine months ended September 30, 2008 is set out below:

	Nine months ended September 30, 2008
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding as at January 1, 2008	94,610	$14.04
Granted	—	—
Vested and allotted	(23,651)	14.04
Forfeited	—	—
Outstanding as at September 30, 2008	70,959	$14.04

Employee Stock Purchase Plan (ESPP)

On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”). The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions at 95% of the fair value per share on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP shall not exceed the greater of 15% of the participating employee’s base salary or $25 per calendar year. The initial offering period shall commence on October 1, 2008 and shall terminate on the last business day in February 2009. Subsequent offering periods would commence on the first business day in March and September each year, and end on the last business day in August and February each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

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

The calculation of earnings (loss) per common share was determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the respective periods. Since the preferred stock was participative in nature, profits of the Company before the 2007 Reorganization continued to be apportioned towards the preferred stockholders in accordance with their entitlement to participate in the undistributed profits. The potentially dilutive shares, consisting of such preferred shares as well as outstanding options on common shares, have been included in the computation of diluted net earnings (loss) per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Earnings (loss) per share (continued)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Net income (loss) available to common shareholders
Net income as reported	$16,323	$33,634	$25,262	$78,144
Less : preferred dividend	527	—	7,643	—
Less : undistributed earnings to preferred stock	1,119	—	3,207	—
Less : beneficial interest on conversion of preferred stock dividend	1,941	—	28,289	—
Net income (loss) available to common shareholders	$12,736	$33,634	$(13,877)	$78,144
Weighted average number of common shares used in computing basic earnings (loss) per common share	186,839,059	214,182,308	108,173,821	213,127,131
Dilutive effect of stock options	8,859,073	5,168,518	—	5,423,857
Weighted average number of common shares used in computing dilutive earnings (loss) per common share	195,698,132	219,350,826	108,173,821	218,550,988
Earnings (loss) per common share -
Basic	$0.07	$0.16	$(0.13)	$0.37
Diluted	$0.07	$0.15	$(0.13)	$0.36

13. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Personnel expenses	$78,223	$97,403	$211,694	$280,102
Operational expenses	35,341	48,534	113,538	137,528
Depreciation and amortization	9,099	9,828	26,999	31,308
	$122,663	$155,765	$352,231	$448,938

14. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Personnel expenses	$35,787	$46,845	$105,624	$128,322
Operational expenses	20,999	21,616	48,189	63,166
Depreciation and amortization	2,250	2,714	5,898	8,455
	$59,036	$71,175	$159,711	$199,943

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

15. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Interest income	$1,795	$4,615	$2,149	$13,054
Interest expense	(2,845)	(2,182)	(10,967)	(6,490)
Gain (loss) on interest rate swaps	(189)	—	90	(283)
Other income	620	830	1,031	2,003
	$(619)	$3,263	$(7,697)	$8,284

16. Income taxes

In accordance with the provisions of SFAS No, 109, “Accounting for Income Taxes”, as interpreted by FIN 18, “Accounting for Income Taxes in Interim Periods”, the effective tax rate reflects the partial expiry of the tax holiday applicable to one of the Company’s Indian subsidiaries on March 31, 2008.

During the nine months ended September 30, 2008, the Company reassessed the need for a valuation allowance in respect of the deferred tax assets existing at the end of December 2007 and recorded a net valuation allowance of approximately $1,099.

During the year ended December 31, 2007, the Company recorded a deferred tax liability on unrealized gains on certain effective hedges through consolidated statement of income as a result of the change in tax status of one of its subsidiaries in the U.S. The Company recognized a reversal of deferred tax liability amounting to $6,712 for hedges that have been identified as maturing in the period ended September 30, 2008.

As of December 31, 2007, the Company had unrecognized tax benefits amounting to $11,898 including an amount of $5,564 that, if recognized, would impact the effective tax rate.

During the nine months ended September 30, 2008, the Company reassessed its uncertain tax positions outstanding on December 31, 2007 based on certain favorable rulings obtained from the taxing authorities in India and accordingly has recognized a tax benefit on these tax positions amounting to $5,423, including interest. Of that amount, $2,761 has been recorded in the income tax expense for the nine months ended September 30, 2008. The remaining amount of $2,662 pertains to the tax positions prior to the 2004 Reorganizations which are indemnified by GE and hence do not affect the income tax expense (benefit) of the Company. The Company does not anticipate further significant changes to the total amount of unrecognized tax benefits in the current financial year.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2008 to September 30, 2008:

Balance at January 1, 2008	$11,898

Increase related to prior year tax positions	1,152

Decrease related to prior year tax positions	(5,067)

Effect of exchange rate changes	(784)

Balance at September 30, 2008	$7,197

The unrecognized tax benefits as of September 30, 2008 include an amount of $3,401 that, if recognized, would impact the effective tax rate. As of December 31, 2007 and September 30, 2008, the Company has accrued approximately $2,081 and $1,972, respectively, in interest relating to unrecognized tax benefits.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

16. Income taxes (continued)

With limited exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2005. During the first quarter of 2008, the audit of one of the Company’s subsidiaries in Hungary was completed through 2006 without significant impact, and the Company’s subsidiaries in India and China are open to examination by the taxing authorities for fiscal tax years beginning on April 1, 2004, and 2000 respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

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

For the nine months ended September 30, 2007 and 2008, the Company recognized net revenues from GE of $368,214 and $363,678, respectively, representing 62% and 48%, respectively, of the consolidated total net revenues. For the nine months ended September 30, 2007 and 2008, the Company recognized net revenues from its non-consolidating affiliate of $0 and $177, respectively.

For the three months ended September 30, 2007 and 2008, the Company recognized net revenues from GE of $122,981 and $123,504, respectively, representing 57% and 46%, respectively, of the consolidated total net revenues. For the three months ended September 30, 2007 and 2008, the Company recognized net revenues from its non-consolidating affiliate of $0 and $0, respectively.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the nine months ended September 30, 2007 and 2008, cost of revenue included amounts of $4,481 and $1,372, respectively, and for the three months ended September 30, 2007 and 2008, cost of revenue included amounts of $1,186 and $(1,621), respectively, relating to services procured from GE.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the nine months ended September 30, 2007 and 2008, selling, general and administrative expenses included amounts of $465 and $342, respectively, and for the three months ended September 30, 2007 and 2008, selling, general and administrative expenses included amounts of $24 and $(11), respectively, relating to services procured from GE. For the nine months ended September 30, 2007 and 2008, selling, general, and administrative expenses also include a cost credit of $77 and $83, respectively, and for the three months ended September 30, 2007 and 2008 include $8 and $19, respectively, in relation to cost recovery from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the nine months ended September 30, 2007 and 2008, income from these services was $2,533 and $3,783, respectively, and for the three months ended September 30, 2007 and 2008, income from these services was $810 and $1,442, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

17. Related party transactions (continued)

Interest income

The Company earned interest income on short-term deposits placed with GE. For the nine months ended September 30, 2007 and 2008, interest income earned on these deposits was $577 and $1,679, respectively, and for the three months ended September 30, 2007 and 2008 was $407 and $298, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the nine months ended September 30, 2007 and 2008, interest expense relating to such related party debt amounted to $641 and $736, respectively, and for the three months ended September 30, 2007 and 2008 was $93 and $337, respectively.

Sale of assets

During the second quarter of 2008, the Company sold a software asset for $1,200 to GE.

Investment in equity affiliate

During the nine months and three months ended September 30, 2008, the Company has made an investment of $860 and $0, respectively, in its non-consolidating affiliate.

Purchase of property, plant and equipment under purchase acquisition

On August 14, 2008, the Company and its subsidiary, Genpact Luxembourg S.à.r.l., purchased all the issued and outstanding shares of each of two Guatemalan entities, GE Money Administraciones-Guatemala, S.A. and Servicios Internacionales De Atencion Al Cliente, S.A from affiliates of GE for a cash purchase price of $7,015. The acquisition has been treated as a purchase of net assets and not a business combination under SFAS. No.141 as the acquired entities did not fall under the definition of business as established in EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”.

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

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operation”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect” , “anticipate” , “intend” , “plan”, “believe” , “seek” , “estimate” , “could” , “may” , “shall” , “will” , “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These forward looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	expected spending on business process services by clients, particularly clients in the financial services business;

•	political or economic instability in countries where we have operations;

•	worldwide political, economic or business conditions;

•	political, economic or business conditions where our clients operate;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate;

•	competition in our industry;

•	our limited operating history and our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our relative dependence on GE;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in future;

•	increases in wages in locations in which we have operations;

•	restrictions on visas for our employees traveling to North America and Europe;

•	our ability to maintain pricing and asset utilization rates;

•

fluctuations in exchange rates between U.S. dollars, euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines Peso, Guatemala quetzal and Romanian leu;

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward looking statements. We are under no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Form 10-Q and Form 8-K reports filed with the SEC.

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

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings, a newly formed Luxembourg entity, and subsequently an affiliate of GE sold an indirect 60% interest in that entity to General Atlantic and Oak Hill. Since the 2004 Reorganization, affiliates of GE have sold a portion of its equity in us pursuant to several separate transactions. As of September 30, 2008, GE (through its affiliates) owned approximately 18.6% of our outstanding equity.

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

On July 13, 2007, prior to the commencement of our initial public offering, we completed a series of transactions we refer to as the “2007 Reorganization”. See “—the 2007 Reorganization” below. In August 2007, we completed an initial public offering of our common shares, pursuant to which the Company and our selling shareholders sold 22,941,177 and 17,647,059 common shares, respectively, at a price of $14 per share. The offering resulted in gross proceeds of $568.2 million and net proceeds to the Company and the selling shareholders of approximately $303.5 million and $233.5 million, respectively, after deducting underwriting discounts and commissions. Additionally, we incurred offering-related expenses of approximately $9.0 million.

The 2004 Reorganization

As noted above, the 2004 Reorganization was consummated on December 30, 2004, pursuant to which we became an independent company. The 2004 Reorganization has been accounted for under the purchase method under SFAS No. 141, “ Business Combinations”, which resulted in a new basis of accounting. The total purchase consideration was $780 million. The allocation of the total consideration to the fair values of the net assets acquired resulted in goodwill of $485.2 million and intangible assets of $223.5 million. The intangible assets are being amortized over periods ranging from 1 to 10 years. As a result, for periods after December 31, 2004, we have had, and will continue to have, significant non-cash charges related to the amortization of such intangible assets. See notes 1 and 8 to our unaudited interim consolidated financial statements.

The 2007 Reorganization

Genpact Limited was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holdings Sicar S.à.r.l., or GGH, with the intent of making it the new holding company of our business. On July 13, 2007, Genpact Limited effectuated a transaction that resulted in the shareholders of GGH exchanging their common shares in GGH for common shares of Genpact Limited, and the shareholders of Genpact Global (Lux) S.à.r.l., or GGL, exchanging their preferred and common shares in GGL for common shares of Genpact Limited. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2-”Summary of significant accounting policies” under Item 1-”Financial Statements” above and Part-II Item-7-”Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassification

In order to more clearly reflect our costs, including the impact of our long-term foreign exchange hedging strategy, we have reclassified our foreign exchange gains or losses from a separate line item above income from operations to the underlying hedged items, namely, selling, general and administrative expenses, cost of revenue or net revenues, as applicable.  The residual foreign exchange gains or losses, primarily relating to the re-measurement of foreign currency assets or liabilities, mainly accounts receivable, and the ineffective portion of foreign exchange gains or losses, if any, are now reclassified on the income statement below income from operations as foreign exchange (gains) losses, net.  This reclassification does not affect net income or earnings per share. Our financial statements for the periods ended September 30, 2007 and 2008 reflect such reclassification.

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the three months and nine months ended September 30, 2007 and 2008.

	Three months Ended September 30,				Nine months Ended September 30,
	2007		2008		2007		2008
	(dollars in millions)
Net revenues—GE	$122.9	57.2%	$123.5	45.6%	$367.9	62.2%	$363.7	47.9%
Net revenues—Global Clients	91.8	42.7%	147.3	54.4%	222.3	37.6%	395.3	52.1%
Other revenues	0.1	0.1%	0.0	0.0%	1.5	0.3%	0.0	0.0%

Total net revenues	214.8	100.0%	270.8	100.0%	591.6	100.0%	759.0	100.0%

Cost of revenue	122.7	57.1%	155.8	57.5%	352.2	59.5%	448.9	59.1%
Gross profit	92.1	42.9%	115.0	42.5%	239.4	40.5%	310.1	40.9%
Operating expenses
Selling, general and administrative expenses	59.0	27.5%	71.2	26.3%	159.7	27.0%	199.9	26.3%
Amortization of acquired intangible assets	9.4	4.4%	9.0	3.3%	28.0	4.7%	28.8	3.8%
Other operating income	(0.8)	0.4%	(1.4)	0.5%	(2.5)	0.4%	(1.5)	0.2%

Income from operations	24.5	11.4%	36.3	13.4%	54.2	9.2%	82.8	10.9%
Foreign exchange (gains) losses, net	(1.0)	0.5%	(1.6)	0.6%	(1.5)	0.3%	(7.4)	1.0%
Other income (expense), net	(0.6)	0.3%	3.3	1.2%	(7.7)	1.3%	8.3	1.1%

Income before share of equity in earnings/loss of affiliate, minority interest and income tax expense	24.9	11.6%	41.1	15.2%	48.0	8.1%	98.5	13.0%
Equity in loss of affiliate	0.1	0.0%	(0.0)	0.0%	0.1	0.0%	0.3	0.0%
Minority interest	2.1	1.0%	1.9	0.7%	5.8	1.0%	7.8	1.0%
Income tax expense	6.5	3.0%	5.7	2.1%	16.8	2.8%	12.2	1.6%

Net income	$16.3	7.6%	$33.6	12.4%	$25.3	4.3%	$78.1	10.3%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net revenues.    Our net revenues increased by $56.0 million, or 26.1%, in the third quarter of 2008 compared to the third quarter of 2007. We continue to grow our net revenues primarily through relationships with existing clients.  In addition, our net revenue per employee increased due to a higher volume of more expensive service offerings including re-engineering and increased price. Our revenue per employee increased from $28.1 thousand per employee in the third quarter of 2007 to $31.3 thousand in the third quarter of 2008.

We delivered 7% of our net revenues from our European Delivery Centers (other than ICE) in the third quarter of 2008 up from 6% in the third quarter of 2007. This represented an increase of 47% compared to the third quarter of 2007. Our revenue per employee is significantly higher from services delivered out of our European Delivery Centers.

Net revenues from GE increased by $0.5 million, or 0.4%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview —Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2007, certain businesses in which GE ceased to be a 20% shareholder in 2007 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the third quarter of 2008 grew by 5.8% over the third quarter of 2007 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 57.3% in the third quarter of 2007 to 45.6% in the third quarter of 2008, due to growth in revenues from our Global Clients.

Net revenues from Global Clients increased by $55.6 million, or 60.6%. This increase resulted from revenues from several clients with which we entered into master service agreements, or MSAs, in 2005, 2006 and 2007. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 42.7% in the third quarter of 2007 to 54.4% in the third quarter of 2008. Excluding revenues from businesses divested by GE in 2007, Global Client revenues increased organically by approximately 61.1%.

Revenues from business process services increased to 81% of total net revenues in the third quarter of 2008 from 74% in the third quarter of 2007. Our business process services business grew 37% to $219 million in the third quarter of 2008 primarily due to high growth with several existing clients.  Revenues from our  information technology business declined to 19% of total net revenues in the third quarter of 2008 from 26% in the third quarter of 2007 due to a general slowdown in the information technology sector.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Three Months Ended September 30,
	2007		2008
	(dollars in millions)
Personnel expenses	$78.2	36.4%	$97.4	36.0%
Operational expenses	35.3	16.5	48.5	17.9
Depreciation and amortization	9.1	4.2	9.8	3.6
Cost of revenue	$122.7	57.1%	$155.8	57.5%

Cost of revenue increased by $33.1 million, or 27.0%. This increase reflected the general growth of our business. As a percentage of net revenues, cost of revenue increased from 57.1% in the third quarter of 2007 to 57.5% in the third quarter of 2008. This increase was primarily due to the increase of the operational expenses partially off-set by internal efficiencies.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $19.2 million, or 24.5%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth. We added approximately 4,800 employees during the twelve months ended September 30, 2008, the majority of whom are directly working for our clients and generating revenue. The increase also reflects overall wage inflation. Personnel expenses as a percentage of net revenues marginally decreased from 36.4% in the third quarter of 2007 to 36.0% in the third quarter of 2008.

Operational expenses increased by $13.2 million, or 37.3%. The increase was largely due to the addition of new Delivery Centers and the expansion of existing Delivery Centers over the last twelve months in India (Kolkata, Gurgaon, Hyderabad and Mumbai), Poland, Romania, China and the Philippines to support the growth in the business including acquisition of a Delivery Center in Guatemala from GE in the third quarter of 2008. GE uses a portion of the Guatemala Delivery Center for certain of its support functions it manages and operates with its own employees. The income from such services is recorded in other operating income. In addition, we received a subsidy from the Hungarian government in the third quarter of 2007 which reduced operational expenses. As a percentage of net revenues, operational expenses increased from 16.5% in the third quarter of 2007 to 17.9% in the third quarter of 2008. Depreciation and amortization expenses as a component of cost of revenue increased by $0.7 million to $9.8 million in the third quarter of 2008 primarily due to the opening of new Delivery Centers in the fourth quarter of 2007 and the first nine months of 2008.

As a result of the foregoing, our gross profit increased by $22.9 million, or 24.9% and our gross margin slightly decreased from 42.9% in the third quarter of 2007 to 42.5% in the third quarter of 2008.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Three Months Ended September 30,
	2007		2008
	(dollars in millions)
Personnel expenses	$35.8	16.7%	$46.8	17.3%
Operational expenses	21.0	9.8	21.6	8.0
Depreciation and amortization	2.3	1.0	2.7	1.0
Selling, general and administrative expenses	$59.0	27.5%	$71.2	26.3%

Selling, general and administrative expenses, or SG&A expenses, increased by $12.1 million, or 20.6%. This increase reflects general growth in our business. As a percentage of net revenues, SG&A expenses decreased from 27.5% in the third quarter of 2007 to 26.3% in the third quarter of 2008. This was primarily due to a decrease in operational expenses.

Personnel expenses increased by $11.1 million, or 30.9%, reflecting the general growth in our business. As a percentage of net revenues, personnel expenses increased from 16.7% in the third quarter of 2007 to 17.3% in the third quarter of 2008 due to a higher charge of $4.3 million in the third quarter of 2008 compared to $3.7 million in the third quarter of 2007 for share based compensation. In addition, there was a charge of $1.1 million in the third quarter of 2008 for Indian fringe benefit tax on share based compensation, which has generally been recovered from employees and accounted for under shareholders’ equity. The increase in personnel expenses reflects an increase in the number of higher cost senior employees in certain of our internal functions as well as general wage inflation.

The operational expenses component of SG&A expenses increased by $0.6 million, or 2.9%. This increase is attributable primarily to general growth in our business partially off-set by a one-time increase in operational expenses in the third quarter of 2007 due to a $1.6 million reserve that was established for loans subject to repurchase in Genpact Mortgage Services. As a percentage of net revenues, such costs decreased from 9.8% in the third quarter of 2007 to 8.0% in the third quarter of 2008 primarily due to more efficient use of employees in internal support functions such as finance, legal and human resources.

Depreciation and amortization expenses as a component of SG&A expenses increased by $0.5 million to $2.7 million in the third quarter of 2008. This increase in depreciation and amortization expenses reflects the general growth of the business.

Amortization of acquired intangibles.    In the third quarter of 2007 and 2008, we continued to incur significant non-cash charges of $9.4 million and $9.0 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization.

Other operating (income) expense, net.     Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that they manage and operate with their own employees, increased to $1.4 million in the third quarter of 2008 compared to $0.8 million in the third quarter of 2007 primarily due to addition of a new Delivery Center in Guatemala and expansion in the Philippines. We do not recognize this income as net revenues because it is not currently one of the primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations.    Primarily due to the decrease in SG&A expenses and amortization of acquired intangibles as a percentage of net revenue, income from operations increased by $11.8 million to $36.3 million. As a percentage of net revenues, income from operations increased from 11.4% in the third quarter of 2007 to 13.4% in the third quarter of 2008.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $1.6 million for the third quarter of 2008 compared to a gain of $1.0 million in the third quarter of 2007. This gain primarily relates to the re-measurement of our non-functional currency assets and liabilities resulting from movements in the Indian rupee and US dollar exchange rates in the third quarter of 2008.

Other income (expense), net.    We recorded other income, net of interest expense, of $3.3 million in the third quarter of 2008 compared to a net expense of $0.6 million in the third quarter of 2007. The change was driven by higher interest income of $2.8 million primarily relating to deposits made from the proceeds of our initial public offering and a decrease in interest expense by $0.7 million primarily due to repayment of a short-term loan in the third quarter of 2007 and repayment of a portion of a long-term loan during the fourth quarter of 2007 and the nine months ended September 30, 2008. In addition, the weighted average rate of interest with respect to outstanding long-term loans under the credit facility was reduced from 6.3% in the third quarter of 2007 to 3.5% in the third quarter of 2008.

Income before share of equity in loss of affiliate, minority interest and income taxes.    As a result of the foregoing factors, income before income taxes increased by $16.2 million or from 11.6% of net revenues in the third quarter of 2007 to 15.2% of net revenues in the third quarter of 2008.

Equity in (gain) loss of affiliate.    This represents our share of (gain) loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc.

Minority interest.    The minority interest is due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It represents the apportionment of profits to the minority partners of ICE. The minority interest decreased from $2.1 million in the third quarter of 2007 to $1.9 million in the third quarter of 2008.

Income taxes.    Our income tax expense decreased from $6.5 million in the third quarter of 2007 to $5.7 million for the third quarter of 2008. Our income tax expense included $4.1 million resulting from the application of a Hungarian statutory minimum tax to the operations of our Hungarian branch in the third quarter of 2007, which was not applicable in the third quarter of 2008. In addition to the above, this decrease was attributable to a $2.3 million benefit related to the maturing of certain hedges for which we had recorded a deferred tax liability at U.S. Federal and state tax rates pursuant to the restructuring of our legal entities as of October 1, 2007. These are offset by higher taxes resulting from higher profits including the partial expiration of our tax holiday in India as of March 31, 2008 and taxes on interest income in India.

Net income.    As a result of the foregoing factors, net income increased by $17.3 million from $16.3 million in the third quarter of 2007 to $33.6 million in the third quarter of 2008. As a percentage of net revenues, our net income was 7.6% in the third quarter of 2007 and 12.4% in the third quarter of 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenues.    Our net revenues increased by $167.4 million, or 28.3%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We continue to grow our net revenues primarily through relationships with existing clients. Net revenues also increased because of the acquisition of ICE in the first quarter of 2007 and Axis in the fourth quarter of 2007. In addition, our net revenue per employee increased to $30.3 thousand in the nine months ended September 30, 2008 up from $28.2 thousand in the year ended December 31, 2007 due to increased volumes of more expensive service offerings including re-engineering, increased price and favorable exchange rates for translating non-US dollar revenues to US dollars.

We delivered 7% of our net revenues from our European centers (other than ICE) up from 6% in the nine months ended September 30, 2008. This represented an increase of 53% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Our revenue per employee is significantly higher from services delivered out of our European Delivery Centers.

Revenues from business process services increased to 80% of total net revenues in the nine months ended September 30, 2008 from 75% in the nine months ended September 30, 2007. Our business process services business grew 36% to $603 million in the third quarter of 2008 primarily due to high growth with several existing clients. Revenues from our information technology business declined to 20% of total net revenues in the nine months ended September 30, 2008 compared to 25% in the nine months ended September 30, 2007 due to a general slowdown in the information technology sector.

Net revenues from GE decreased by $4.5 million, or 1.2%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview —Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2007, certain businesses in which GE ceased to be a 20% shareholder in 2007 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the nine months ended September 30, 2008 grew by 5.6% over the nine months ended September 30, 2007 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 62.2% in the nine months ended September 30, 2007 to 47.9% in the nine months ended September 30, 2008, due to growth in revenues from our Global Clients.

Net revenues from Global Clients increased by $173.4 million, or 78.1%. This increase resulted from revenues from several new clients with which we entered into master service agreements, or MSAs, in 2005, 2006 and 2007. In addition, a portion of the overall increase (approximately $12.0 million) was attributable to the inclusion of the results of ICE, which we acquired in March 2007 and Axis, which we acquired in December 2007. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 37.5% in the nine months ended September 30, 2007 to 52.1% in the nine months ended September 30, 2008. Excluding revenues from businesses divested by GE in 2007, Global Client revenues increased organically by approximately 71.5%.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Nine Months Ended September 30,
	2007		2008
	(dollars in millions)
Personnel expenses	$211.7	35.8%	$280.1	36.9%
Operational expenses	113.5	19.2	137.5	18.1
Depreciation and amortization	27.0	4.6	31.3	4.1
Cost of revenue	$352.2	59.5%	$448.9	59.1%

Cost of revenue increased by $96.7 million, or 27.5%. As a percentage of net revenues, cost of revenue decreased by 0.4%. The increase in the absolute amount is primarily due to the general growth of our business.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $68.4 million, or 32.3%. Such increase reflected the general growth of our business. We added approximately 4,800 employees during the twelve months ended September 30, 2008, the majority of whom are directly working for our clients and generating revenue. The increase also reflects overall wage inflation. Personnel expenses as a percentage of net revenues increased from 35.8% in the nine months ended September 30, 2007 to 36.9% in the nine months ended September 30, 2008, primarily due to growth in our European business, which has a higher compensation cost as a percentage of revenue compared to other regions.

Operational expenses increased by $24.0 million, or 21.1%. The increase was largely due to the addition of new Delivery Centers and the expansion of existing Delivery Centers over the last twelve months in India (Kolkata, Gurgaon, Hyderabad and Mumbai), Poland, Romania, China and the Philippines to support the growth in the business, including the acquisition of a Delivery Center in Guatemala from GE in the third quarter of 2008. In addition, the increase is attributable to the acquisition of ICE in the first quarter of 2007. However, as a percentage of net revenues, operational, expenses decreased from 19.2% in the nine months ended September 30, 2007 to 18.1% in the nine months ended September 30, 2008.

Depreciation and amortization expenses as a component of cost of revenue increased by $4.3 million to $31.3 million in the nine months ended September 30, 2008. This increase relates to a write-off in the first quarter of 2008 of certain software licenses amounting to $3.3 million that do not have any further useful life, which were subsequently disposed of in the second quarter of 2008, and to the general growth of our businesses. This increase was partially off-set by certain assets related to 2004 Reorganization being fully depreciated in 2007.

As a result of the foregoing, our gross profit increased by $70.7 million, or 29.5%, and our gross margin increased from 40.5% in the nine months ended September 30, 2007 to 40.9% in the nine months ended September 30, 2008.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Nine Months Ended September 30,
	2007		2008
	(dollars in millions)
Personnel expenses	$105.6	17.9%	$128.3	16.9%
Operational expenses	48.2	8.1	63.2	8.3
Depreciation and amortization	5.9	1.0	8.5	1.1
Selling, general and administrative expenses	$159.7	27.0%	$199.9	26.3%

Selling, general and administrative expenses, or SG&A expenses, increased by $40.2 million, or 25.2%. This was primarily due to an increase in operational expenses and depreciation and amortization. This increase reflects general growth in our business. As a percentage of net revenues, SG&A expenses decreased from 27.0% in the nine months ended September 30, 2007 to 26.3% in the nine months ended September 30, 2008.

Personnel expenses increased by $22.7 million, or 21.5%. This increase reflects the general growth in our business, higher share based compensation expenses and an increase in the number of higher cost senior employees in certain of our internal functions as well as general wage inflation. As a percentage of net revenues, personnel expenses decreased from 17.9% in the nine months ended September 30, 2007 to 16.9% in the nine months ended September 30, 2008 primarily due to increased internal efficiencies partially offset by a higher charge of $12.6 million in the nine months ended September 30, 2008 compared to $8.9 million in the nine months ended September 30, 2007 for share based compensation. In addition, there was a charge of $2.7 million in the nine months ended September 30, 2008 for the Indian fringe benefit tax on share based compensation, which has generally been recovered from employees and accounted for under shareholders’ equity.

The operational expenses component of SG&A expenses increased by $15.0 million, or 31.1%. As a percentage of net revenues, such costs increased from 8.1% in the nine months ended September 30, 2007 to 8.3% in the nine months ended September 30, 2008. In addition to the general growth in our business, the absolute increase reflected increases in facilities maintenance expenses and communications expenses to support growth, as well as expenses incurred in relation to our annual management and client conference. These increases also included certain professional fees and other expenses related to being a public company.

Depreciation and amortization expenses as a component of SG&A expenses increased by $2.6 million to $8.5 million in the nine months ended September 30, 2008. As a percentage of net revenues, depreciation and amortization expenses increased from 1.0% in the nine months ended September 30, 2007 to 1.1% in the nine months ended September 30, 2008. This increase in depreciation and amortization expenses reflects the general growth of our business.

Amortization of acquired intangibles.    In 2008, we continued to incur significant non-cash charges consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization. Such charges increased marginally by $0.8 million compared to the nine months ended September 30, 2007, primarily due to changes in currency exchange rates.

 Other operating (income) expense, net.    Other operating income, which primarily consists of income from shared services from GE for the use of our Delivery Centers and certain support functions that they manage and operate with their own employees, decreased by $1.0 million in the nine months ended September 30, 2008. We do not recognize this income as net revenues because it is not currently one of the primary service offerings; however, our costs are included in cost of revenue and SG&A. Income from shared services increased by $1.3 million compared to the nine months ended September 2007 due to the acquisition of a Delivery Center in Guatemala from GE and expansion in the Philippines. This increase was off-set by one-time losses of $2.3 million incurred in connection with the sale of certain software licenses and the sale of a facility in Mexico in the second quarter of 2008.

Income from operations.    Primarily due to decrease in SG&A expenses and amortization of acquired intangibles as a percentage of net revenue, income from operations increased by $28.6 million to $82.8 million in the nine months ended September 30, 2008. As a percentage of net revenues, income from operations increased from 9.2% in the nine months ended September 30, 2007 to 10.9% in the nine months ended September 30, 2008.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $7.4 million for the nine months ended September 30, 2008 compared to $1.5 million in the nine months ended September 30, 2007. This gain primarily relates to the re-measurement of our non-functional currency assets and liabilities in the nine months ended September 30, 2008.

Other income (expense), net.    We recorded other income, net of interest expense, of $8.3 million in the nine months ended September 30, 2008 compared to a net expense of $7.7 million in the nine months ended September 30, 2007. The change was driven by higher interest income of $10.9 million primarily relating to deposits made from the proceeds of our initial public offering and a decrease in interest expense by $3.8 million on short term loans and $0.7 million on long term loans. This decrease was primarily due to repayment of a short-term loan in the third quarter of 2007 and repayment of a portion of a long-term loan during the fourth quarter of 2007 and the nine months ended September 30, 2008. In addition, the weighted average rate of interest with respect to outstanding long-term loans under the credit facility was reduced from 6.3% in the nine months ended September 30, 2007 to 4.2% in the nine months ended September 30, 2008.

Income before share of equity in loss of affiliate, minority interest and income taxes.    As a result of the foregoing factors, income before income taxes increased by $50.5 million or from 8.1% of net revenues in the nine months ended September 30, 2007 to 13.0% of net revenues in the nine months ended September 30, 2008.

Equity in loss of affiliate.    This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc.

Minority interest.    The minority interest is due to the acquisition of ICE in March 2007. It represents the apportionment of profits to the minority partners of ICE. Minority interest increased from $5.8 million in the nine months ended September 30, 2007 to $7.8 million in the nine months ended September 30, 2008.

Income taxes.     Our income tax expense decreased from $16.8 million in the nine months ended September 30, 2007 to $12.2 million for the nine months ended September 30, 2008. Our income tax expense included $10.1 million resulting from the application of a Hungarian statutory minimum tax to the operations of our Hungarian branch in the nine months ended September 30, 2007 which is not included in 2008. In addition to the above, this decrease was attributable to (i) a $2.7 million reversal of prior period tax provisions following a favorable ruling from tax authorities in India in the first quarter of 2008 and (ii) a $6.7 million benefit related to the maturing of certain hedges for which we had recorded a deferred tax liability at U.S. Federal and state tax rates pursuant to the restructuring of our legal entities as of October 1, 2007. These are offset by higher taxes resulting from higher profits including the partial expiration of our tax holiday in India as of March 31, 2008 and taxes on interest income in India.

Net income.    As a result of the foregoing factors, net income increased by $52.9 million from $25.3 million in the nine months ended September 30, 2007 to $78.1 million in the nine months ended September 30, 2008. As a percentage of net revenues, our net income was 4.3% in the nine months ended September 30, 2007 and 10.3% in the nine months ended September 30, 2008.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2007 and September 30, 2008 is presented below:

	As of December 31, 2007	As of September 30, 2008	% Change
	(dollars in millions)
Cash and cash equivalents	$279.3	$303.1	8.5%
Long-term debt due within one year	20.9	24.5	17.1
Long-term debt other than the current portion	102.8	79.6	(22.6)
Shareholders’ equity	$1,250.7	$942.7	(24.6)%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

Our shareholders’ equity decreased from $1,250.7 million as of December 31, 2007 to $942.7 million as of September 30, 2008. This primarily relates to a change in the balance sheet exposure on the outstanding derivative financial instruments from an asset of $150.4 million as of December 31, 2007 to a liability of $247.5 million as of September 30, 2008 resulting from the mark to market adjustment required due to depreciation of the Indian rupee and other currencies against the US dollar.

Under the terms of the acquisition agreement for ICE, we were obligated to pay contingent consideration in 2009 to the former shareholders of ICE if certain profitability targets were met. In May 2008, as a result of the profitability targets being achieved, we agreed with the sellers of ICE that additional consideration of euro 15.6 million (approximately $21.1 million) would be paid unconditionally on February 16, 2009.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine months Ended September 30,
	2007	2008
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$80.2	$128.0
Investing activities	(75.6)	(37.7)
Financing activities	193.6	(18.2)
Net increase in cash and cash equivalents	$198.2	$72.1

Cash flow from operating activities.    Our net cash provided by operating activities increased by $47.7 million from $80.2 million in the nine months ended September 30, 2007 to $128.0 million in the nine months ended September 30, 2008. This increase was due to an increase in our net income adjusted for amortization and depreciation and other non-cash items, which increased by $53.5 million. This increase was partially offset by an increase in working capital of $5.8 million primarily driven by increase in taxes paid in advance due to increased taxation in India.

Cash flow from investing activities.    Our net cash used in investing activities was $37.7 million in the nine months ended September 30, 2008 compared to $75.6 million in the nine months ended September 30, 2007. We invested $53.0 million in purchases of property, plant and equipment in connection with the opening of new Delivery Centers, including Guatemala and acquiring land, which is intended to be used for Special Economic Zone, or SEZ, qualifying operations in India, in the nine months ended September 30, 2008 compared to $42.8 million the nine months ended September 30, 2007. We paid $15.0 million as partial payment for the acquisition of ICE in March 2007, including acquisition-related expenses and net of cash acquired.

Cash flow from financing activities.    Our net cash used by financing activities was $18.2 million in the nine months ended September 30, 2008, compared to cash provided of $193.6 million in the nine months ended September 30, 2007. We repaid $20.1 million of our long term debt as part of our scheduled repayments under our credit arrangement and paid the minority partners of ICE $8.9 million in the nine months ended September 30, 2008. In the nine months ended September 30, 2008, we received $13.0 million in proceeds from the issuance of common shares to employees to satisfy stock option exercises compared to $1.6 million in the nine months ended September 30, 2007. In addition, we had received proceeds from the issuance of common shares in our initial public offering of $303.5 million partly used to repay our short term debt of $83.0 million in the nine months ended September 30, 2007.

Financing Arrangements

Total debt excluding capital lease obligations was $104.1 million at September 30, 2008 compared to $123.7 million at December 31, 2007, which represented long-term debt primarily related to the 2004 Reorganization. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 6.3% and 4.2% for the nine months ended September 30, 2007 and 2008, respectively.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of September 30, 2008, short-term credit facilities available to the Company aggregated $145 million, which are under the same agreement as our long-term debt facility. As of September 30, 2008, a total of $7.4 million was utilized, which represented unfunded draw down.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2008:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$24.5	$79.6	$—	$—	$104.1
Capital leases	1.9	3.0	1.0	—	5.8
Operating leases	34.2	54.8	45.1	—	134.1
Purchase obligations	5.0	—	—	—	5.0
Capital commitments net of advances	16.7	—	—	—	16.7
Other long-term liabilities (1)	110.0	178.6	3.4	5.5	297.5
Total contractual cash obligations	$192.3	$316.0	$49.5	$5.5	$563.2

(1) Excludes $7.2 million towards uncertain tax positions calculated in accordance with FIN 48. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines “fair value”, establishes a framework for the measurement of fair value and enhances disclosures about fair value measurements. The statement does not require any new fair value measures but its provisions apply when fair value measurements are performed as required or permitted under other accounting pronouncements. In February 2008, the FASB approved FASB Staff Position No.157-2, “Effective Date of FASB statement No. 157”, which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position and results of operations. See note 5 to our unaudited interim consolidated financial statements for information and related disclosures regarding our fair value measurements.

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

Loans Held for Sale

Loans held for sale were $2.4 million as of December 31, 2007 and September 30, 2008. We had provisions against loans held for sale of $0.7 million and $1.2 million, resulting in loans held for sale balances of $1.7 million and $1.2 million as of December 31, 2007 and September 30, 2008, respectively. Loans held for sale included in Level 3 primarily represent loans disbursed by the mortgage business we acquired in August 2006. Loans held for sale are valued using collateral values based on inputs from a single source where we are not able to corroborate the inputs and assumptions with other relevant market information.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2008, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $25.0 million of the net proceeds from our initial public offering to partially repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness. The remaining proceeds are invested in short-term deposit accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

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

10.1	Share Purchase Agreement by and among the Registrant, Genpact Luxembourg S.à.r.l., General Electric Capital Corporation and GE Consumer Finance, Inc. dated as of August 14, 2008.*

10.2	Employment Agreement of Patrick Cogny dated October 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2008

GENPACT LIMITED

By:	/s/ PRAMOD BHASIN

Pramod Bhasin
Chief Executive Officer

/s/ VIVEK GOUR

Vivek Gour
Chief Financial Officer