Form 10-K
period 2008-12-31
Genpact LTD
filed 2009-03-02
CIK 1398659

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008	Commission file number: 001-33626

GENPACT LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0533350 (I.R.S. Employer Identification No.)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, was $1,590,625,482, based on the closing price of the registrant's common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $14.92 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

          As of February 27, 2009, there were 214,571,980 common shares of the registrant outstanding.

Documents incorporated by reference:

          The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

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

ii

  •
  fluctuations in exchange rates between U.S. dollars, euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines Peso, Guatemala quetzal, Moroccan dirham (DH), Polish zloty and Romanian leu;

  •
  our ability to retain senior management;

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

  •
  further deterioration in the global economic environment and its impact on our clients;

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

        As of December 31, 2008 we have more than 36,200 employees with operations in twelve countries. In 2008, we had net revenues of $1.04 billion, of which 52.9% was from clients other than GE, which we refer to as Global Clients.

        Our registered office is located at Canon's Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

  The 2004 Reorganization

        Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the "2004 Reorganization," GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed Luxembourg entity. GE's affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. On December 16, 2005, GE's affiliate sold a portion of its equity in us to a subsidiary of Wachovia Corporation. Wachovia Corporation merged with Wells Fargo & Company on December 31, 2008. On December 22, 2006, we redeemed shares held by GE affiliates. On December 18, 2007, GE's affiliate, GE Capital (Mauritius) Holdings Ltd., sold a further portion of its equity in us to an affiliate of a limited partner of one of our shareholders. As of December 31, 2008, GE, through its affiliates, owned 18.6% of our outstanding equity.

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

  •
  Operational Insight.  Our operational insight enables us to make the best use of our core capabilities. Operational insight starts with the ability to understand the business context of a process. We place great value on understanding not only the industry in which a client operates, but also the business culture and institutional parameters within which a process is operated. Operational insight is also the judgment to determine the best way to improve a process in light of the knowledge of best practices across different industries, as well as an appreciation of what solutions can be fully implemented in the context of the particular business environment.

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

  Our Global Delivery Platform

        We have a global network of more than 35 Delivery Centers in twelve countries. Our Delivery Centers are located in India, China, Guatemala, Hungary, Mexico, Morocco, the Philippines, Poland, the Netherlands, Romania, Spain and the United States. Our presence in locations other than India provides us with multi-lingual capabilities, access to a larger talent pool and "near-shoring" capabilities to take advantage of time zones. With this network, we can manage complex processes in multiple geographic regions. We use different locations for different types of services depending on the needs of the relevant client and the mix of skills and cost of employees available in each location. We have been a pioneer in our industry in opening centers in several cities in India as well as in some of the other countries in which we operate. We expect to continue to expand our global footprint in order to better serve our clients.

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

        As of December 31, 2008, we had more than 36,200 employees including over 9,300 employees with Six Sigma green-belt training and 511 employees with Six Sigma black-belt training, as well as more than 17,700 Lean trained employees. This large number of employees with Six Sigma and Lean training helps infuse our organization with a disciplined, analytical approach to everything we do. In addition, more than 8,100 of our employees hold post-graduate degrees and more than 20,500 are university graduates. We monitor and manage our attrition rate very closely, and believe our attrition rate is one of the lowest in the industry. We attribute this to our reputation, our ability to attract high quality applicants, our emphasis on maintaining our culture and the breadth of exposure, experience and opportunity for advancement that we provide to our employees.

Our Strategy

        The specific elements of our strategy include the following:

  Expand Relationships with Existing Clients

        We continuously strive to deepen and expand relationships with our existing clients, including GE. Since our separation from GE, we have succeeded in forming more than 90 new Global Client relationships with major companies. Many of these relationships are at an early stage and we believe they offer significant opportunities for growth. As we demonstrate the value that we can provide, often with a discrete process, we are frequently able to expand the scope of our work in a variety of ways.

  Develop New Client Relationships

        In addition to expanding our current client relationships, we seek to develop new long-term client relationships, especially with those clients where we have an opportunity to deliver a broad range of our capabilities and can have a meaningful impact on their businesses.

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

Our Services

        We provide a wide range of services to our clients. We group our services into the following categories:

  •
  finance and accounting;

  •
  collections and customer service;

  •
  insurance;

  •
  supply chain and procurement;

  •
  analytics;

  •
  enterprise application; and

  •
  IT infrastructure.

        The services we provide any particular client often draw on processes and platforms in several of these categories. We understand that senior management of our clients are focused on achieving business objectives, rather than on transferring particular processes or employing particular platforms. Therefore, we focus on understanding the business needs of our clients and the business context of existing processes in order to design appropriate and comprehensive solutions for our clients, which may involve processes and platforms that fall into several categories.

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

        The chart below highlights our F&A service offerings.

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

  Enterprise Application Services

        With our enterprise application services, we plan, design, build, test, implement, run and support software solutions for our clients. We leverage our domain knowledge in industries such as banking & financial services, insurance, manufacturing, automotive and healthcare and use Six Sigma and Lean principles to reduce the cycle time of software implementations. This can include enterprise resource planning, or ERP, supply chain management, financial management and customer relationship management solutions as well as testing, database administration and architecture services. We also have significant expertise in Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle and SAP.

(1)
Examples of these business intelligence platforms include Hyperion and Cognos.

(2)
Examples of these webstack software programs include Java and .net.

  IT Infrastructure Services

        Our IT infrastructure services consist of the onsite and remote management of IT functions of our clients. This includes management of a client's data centers, networks services, network security, malware protection, identity management, encryption services and end-user Help Desk support. We use Six Sigma and Lean principles to address technology problems and to enable our clients to reduce technology costs.

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

        We have Six Sigma programs that train, test and grade employees in Six Sigma principles and award them Six Sigma qualifications. The rankings of Six Sigma qualifications from lowest to highest are green-belt, black-belt and master black-belt. As of December 31, 2008, we had more than 9,300 employees with Six Sigma green-belt training and 511 employees with Six Sigma black-belt training, as well as more than 17,700 Lean trained employees. Unlike many of our competitors who have a relatively small number of Six Sigma trained employees, we have a large number of Six Sigma green-belts and black-belts and therefore we can provide certain of our clients with dedicated Six Sigma trained personnel who can help the clients achieve continuous process improvement on a full-time basis.

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

Industries

        We provide our services across a wide range of industries including banking and financial services, insurance, manufacturing, transportation and health care. We set forth below a table showing our net revenues in 2008 attributable to the various industry groups that we serve.

Industry	Year Ended December 31, 2008 (Net revenues in millions)
Banking, financial services and insurance	$442.1
Manufacturing	434.7
Others	164.0

Total	$1,040.8

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

        GE accounted for approximately 47.1% of our revenues in fiscal 2008. We currently provide services to all of GE's business units including GE Capital, GE Infrastructure Energy, GE Infrastructure Technology and NBC Universal as well as to GE's corporate head office. The services we currently provide to GE are broad in their nature and are drawn from all of our service offerings. Although we have a single master services agreement, or MSA, with GE, we have approximately 2,700 statements of work, or SOWs, with GE. Currently, as a general matter, each GE business unit makes its own decisions as to whether to enter into a SOW with us and as to the terms of any such SOW. Therefore, although some decisions may be made centrally at GE, our revenues from GE are generally attributable to a number of different businesses each with its own senior manager responsible for decision-making regarding outsourcing.

        We have secured over 90 new Global Clients in a variety of industries since January 1, 2005. Our net revenues from Global Clients have increased rapidly in the last four years, from $42.2 million in 2005 to $158.3 million in 2006, $340.4 million in 2007 and $550.6 million in 2008. Our net revenues from Global Clients as a percentage of total net revenues increased from 8.6% in 2005 to 25.8% in 2006, 41.4% in 2007 and 52.9% in 2008. The 2006 net revenues from Global Clients include $39.4 million for businesses that were part of GE in 2005 and were included in net revenues from GE in 2005. The 2007 net revenues from Global Clients include $14.2 million for businesses that were part of GE in 2006. The 2008 net revenues from Global Clients include $3 million for businesses that were part of GE in 2007. See Item 7—"Management's Discussion and Analysis of Results of Operations and Financial Condition—Classification of Certain Net Revenues." The majority of our Global Clients are based in the United States, and we also have Global Clients in Europe, Asia and Australia.

        Our contracts with our clients generally take the form of an MSA, which is a framework agreement that is then supplemented by SOWs. Our MSAs specify the general terms applicable to the services we will provide. For a discussion of the components of our MSAs and SOWs see Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition—Overview—Revenues."

        Our clients include BUPA, Cadbury Schweppes, GE, Genworth Financial, GlaxoSmithKline, Hertz, Hyatt, Invensys, KION Group, Kimberly-Clark, MassMutual Financial Group, National Australia Bank, Nissan, Penske Truck Leasing and Wells Fargo.

Our People

        Our people are critical to the success of our business. Our Chief Executive Officer and other members of our senior leadership team have been involved in our business since its commencement under GE.

        As of December 31, 2008, we had more than 36,200 employees worldwide. As of that date, approximately 8,100 of our employees held post-graduate degrees and approximately 20,500 were university graduates. In addition, as of that date we had more than 9,300 employees with Six Sigma green-belt training and 511 employees with Six Sigma black-belt training, as well as more than 17,700 Lean trained employees.

  Recruiting

        We continue to face increasing competition for skilled employees. We have developed a number of innovative methods to recruit sufficiently skilled employees while still controlling our entry-level salaries.

        In particular, we seek to widen the available talent pool by recruiting aggressively in places where there is less competition. We also hire people who do not have prior experience or training and use our extensive training capability to equip them with the skills they need to be effective. Some measures we use include the following:

  •
  In 2008, we formed a joint venture with NIIT to create a training organization designed to address the increasing demand for skilled workers in the business process & technology services industry. As of February 2009, approximately 5,000 of our employees received training from the joint venture.

  •
  We have opened Delivery Centers in cities that are considered less developed. There is often less competition for available talent in less developed cities although we have found the pool of well trained applicants to be comparable to other metropolitan cities.

  •
  We work with universities in our Indian geographic locations in order to build an appropriate curriculum with the aim that graduates in those cities will have the skills they need to be effective employees and will be familiar with us.

  •
  We have 14 storefront premises that we use for recruiting. In 2008, approximately 15% of our new hires were recruited through our storefront locations.

  •
  We also actively encourage our existing employees to refer new candidates to us, and we provide existing employees with monetary bonuses when such referrals result in new hires. In 2008, approximately 27% of our new hires were referrals.

  Training

        We believe in extensive and continuous training of our employees. We have the infrastructure to train approximately 1,200 people at any one time with over 250 trainers and we have approximately 7,000 people enrolled in part-time professional degree programs provided by universities and other third parties. Our training programs are designed to transfer the industry specific knowledge and experience of our industry leaders to ensure we maintain our deep process expertise and domain expertise across all industries in which we work. Our training programs cover a vast number of topics, including specific service offerings, key technical and IT skills, our different clients' workplace cultures and Six Sigma and Lean methodologies. We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business, all of whom are needed to support the rapid growth we are experiencing.

        A large part of our continuous training is designed to "up-skill" our employees. That is, we run training programs for employees on an ongoing basis so that they can acquire new skills and move on to higher responsibility or higher-value jobs.

  Retention

        In order to meet our growth and service commitments, we are constantly striving to attract and retain employees. There is significant turnover of employees in the business process outsourcing and information technology sectors generally, particularly in India where the majority of our employees are currently based. Competition for skilled employees in India is very high due to strong economic growth and an increased number of players in this space.

        Our attrition rate for all employees who have been employed by us for one day or more was 26% in 2008. A number of our competitors calculate employee attrition rates for their Indian employees who have been employed for six months or more. On this basis our Indian employee attrition rate for 2008 would be approximately 20%, which we believe is relatively low for our industry based on statistics published by third parties such as NASSCOM. We attribute this low attrition rate to a number of factors including our effective recruiting measures, extensive training and a strong culture of providing opportunities for growth and learning. Approximately 24% of our employees were promoted in 2008.

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

Sales and Marketing

        We market our services to both existing and potential clients through our business development team. This team consists of approximately 94 people as of December 31, 2008 based in the United States, Europe, Australia and Asia. We spend time trying to expand the services we provide to our existing strategic clients as well as develop new clients.

        We have dedicated global relationship managers for each of our strategic relationships. The relationship manager is supported by process improvement, quality, transition, finance, human resources and information technology teams to ensure the best possible solution is provided to our clients. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as net promoter scores.

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

Delivery Centers

        We commenced business in 1997 in Gurgaon, India. Since then we have established global delivery capabilities consisting of more than 35 Delivery Centers in twelve countries (not including our employees who are onsite at our clients' premises). We choose the location of our Delivery Centers based on a number of factors which include the available talent pool, infrastructure, government support and operating costs, as well as client demand. We were one of the first companies in our industry to move into some of our locations including Dalian, China; Budapest, Hungary; Bucharest, Romania; and Gurgaon, Jaipur and Kolkata in India. We aim to be continuously connected with our clients' requirements so that we are ready to serve their needs. We constantly evaluate new locations, including new countries and new cities within countries in which we currently operate, for new Delivery Centers and offices.

        The large number of different countries from which we service our clients differentiates us from a number of our competitors and enables us to take advantage of different languages and time-zones which, in turn, enhances our ability to service global clients. As of December 31, 2008, we provided services in approximately 22 different languages. Some of our clients also contract with us for additional redundancy and back-up protections.

        The map below shows the location of our existing global Delivery Centers and our regional corporate offices. We have multiple locations in some cities.

        We set forth below a table showing our net revenues in 2008 attributable to the main regions in which we have Delivery Centers. A portion of the net revenues we attribute to India consists of net revenues for services performed by Delivery Centers or at client premises outside of India by business units or personnel normally based in India. See note 28 to our consolidated financial statements for additional information regarding net revenues attributable to geographic regions.

Year ended December 31, 2008 (Net revenues in millions)
Region
India	$764.0
Asia, other than India	81.1
Americas	84.0
Europe	111.8

Total	$1,040.8

NGEN Joint Venture

        NGEN Media Services Private Limited, or NGEN, was founded in March 2006 as a 50:50 joint venture between us and NDTV Networks Plc., or NDTV, to provide outsourcing services to the global media industry, including video editing, digitization and graphics art work. NGEN brings together our operational excellence with NDTV's domain expertise in the media industry. Pramod Bhasin, Genpact's President and CEO, is a director of NGEN and Chairman of its board.

NIIT Joint Venture

        In June 2008, we formed a joint venture called NIIT Uniqua, or NIITJV, with NIIT, one of the largest training institutes in Asia. NIITJV is a training organization designed to address the increasing demand for skilled workers in the business process and technology services industry. Genpact owns 49% of NIITJV.

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

Regulation

        We are subject to regulation in many jurisdictions around the world as a result of the complexity of our operations and services, including at the federal, state and local level, particularly in the countries where we have operations and where we deliver services. These countries include China, Guatemala, Hungary, India, Mexico, Morocco, the Netherlands, Poland, the Philippines, Romania, Spain, the United States and the United Kingdom. We are also subject to regulation by regional bodies such as the European Union.

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

        In the United States, we are subject to laws and regulations arising out of our work for clients operating there, especially in the area of banking, financial services and insurance, such as the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Right to Financial Privacy Act, the USA Patriot Act, the Bank Service Company Act, the Home Owners Loan Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Troubled Assets Relief Program as well as regulation by U.S. agencies such as the SEC, the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Commodity Futures Trading Commission, the Federal Financial Institutions Examination Council, the Office of the Comptroller of the Currency and the Office of Thrift Supervision. We are also subject to regulation under the Health Insurance Portability and Accountability Act, the Federal Trade Commission Act, the Family Educational Rights and Privacy Act, the Communications Act, the Electronic Communications Privacy Act and applicable regulations in the area of health and other personal information that we process as part of our services.

        Because of our debt collections work in the United States, we are also regulated by laws such as the Truth in Lending Act, the Fair Credit Billing Act and the Fair Debt Collections Practices Act and underlying regulations. We are currently licensed to engage in debt collection activities in all States except Nevada, as well as the cities of New York, Buffalo and Washington D.C.

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

        We benefit from tax relief provided by laws and regulations in India, the Philippines, Morocco, and Guatemala, which include tax holidays under the Indian Income Tax Act, 1961 that expire in stages by 2010 (available to units setup under the Software Technology Parks of India ("STPI") Scheme). The Indian SEZ legislation introduced a new tax holiday in certain situations for operations established in designated "special economic zones." The new tax benefits are available only for new business operations that are conducted at qualifying SEZ locations. During 2008, we established new Delivery Centers in two cities in India that would be eligible for these benefits. We do not presently know what percentage of our operations or income in India in future years will be eligible for a tax holiday under the new law. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Income Taxes." In addition to the tax holidays described above, certain benefits are also available to us under certain Indian state laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions and commercial usage of electricity.

        Our hedging activities and currency transfer are restricted by regulations in certain countries, including India, Romania and China.

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

Executive Officers

        The following table sets forth information concerning our executive officers as of February 28, 2009:

Name	Age	Position(s)
Pramod Bhasin	57	President, Chief Executive Officer and Director
Vivek N. Gour	46	Chief Financial Officer
N.V. Tyagarajan	47	Chief Operating Officer
Patrick Cogny	42	Chief Executive Officer of Genpact Europe
Mitsuru Maekawa	61	Chief Executive Officer of Genpact Asia
Rakesh Chopra	56	Senior Vice President and Business Leader
Juan Ferrara	50	Senior Vice President, Operations-Americas
Victor Guaglianone	53	Senior Vice President and General Counsel
Piyush Mehta	40	Senior Vice President, Human Resources
Robert Pryor	50	Executive Vice President, Business Development
Anju Talwar	47	Senior Vice President and Business Leader
Tajinder Vohra	43	Senior Vice President and Business Leader
Walter A. Yosafat	48	Senior Vice President and Chief Information Officer

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

        N.V. Tyagarajan has served as our Chief Operating Officer since February 2009. From February 2005 to February 2009, he was our Executive Vice President and Head of Sales, Marketing & Business Development. From October 2002 to January 2005, he was Senior Vice President, Quality and Global Operations, for GE's Commercial Equipment Finance division. Between 1999 and 2002, he served as our Chief Executive Officer.

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

        Juan Ferrara joined us as Senior Vice President, Operations-Americas in March 2007. Prior to this, he spent close to 25 years working for McKinsey & Company and from 1997 to 2007 he was a Director at McKinsey & Company. As previously disclosed, Mr. Ferrara has resigned from the Company effective March 15, 2009.

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

        Piyush Mehta became our Senior Vice President of Human Resources in March 2005. He has worked for us since 2001 as Vice President of Human Resources.

        Robert Pryor became our Executive Vice President, Sales, Marketing & Business Development, in February 2009. From January 2007 to January 2009, he was Senior Vice President, Outsourcing Services, for Hewlett Packard Company. Between 2000 and 2006, he served as Chief Executive Officer of Capgemini and Capgemini Energy.

        Anju Talwar has been with us since our business was founded in 1997. She has served as our Senior Vice President and Business Leader since 2006 and is responsible for our hiring and training programs. Prior to this, from 2004 to 2006 she was our Global Process Management Leader and from 2001 to 2003 she was Chief Executive Officer of Genpact Software.

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

Item 1A.    Risk Factors

Risks Related to our Business

         Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients' businesses and levels of business activity.

        The United States and global economies are currently experiencing a period of substantial adverse economic uncertainty with wide-ranging effects, including contraction of overall economic activity in various parts of the world. Global economic and political conditions affect our clients' businesses and the markets they serve. If we are unable successfully to anticipate changing economic and political conditions, we may be unable to plan effectively for and respond to those changes, and our business could be negatively affected. Worsening economic conditions or a prolonged recession could adversely affect our clients' financial condition and the levels of business activity of our clients and the industries we serve. This may reduce demand for our services or depress pricing of those services and therefore could have a material adverse effect on our business, results of operations and financial condition.

         GE accounts for a significant portion of our revenues and any loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.

        We have derived and are likely to continue to derive a significant portion of our revenues from GE. For 2006, 2007 and 2008, GE accounted for 73.9%, 58.5% and 47.1% of our revenues,

respectively. In addition, our more mature client relationships, such as GE, typically generate higher margins than those from newer clients. The loss of business from GE could have a material adverse effect on our business, results of operations and financial condition. Our master services agreement, or MSA, with GE commits GE to purchase, on an annual basis through 2014, a stipulated minimum dollar amount of services or pay us certain costs in lieu thereof. The costs which GE would be required to pay if it does not meet a minimum annual commitment are not necessarily equal to the amount by which GE's purchases fall short of that minimum annual commitment. While our revenues from GE in 2008 were $490.2 million, exceeding by $130.2 million the stipulated minimum annual amount for that year, there is no assurance that actual revenues from GE in future years will meet the minimum annual commitment or exceed it by as much as in 2008 or that GE will continue to be a client at all. Revenues in excess of the minimum annual commitment can be credited, subject to certain limitations, against shortfalls in subsequent years. In addition, the MSA provides that the minimum annual committed amount of $360 million will be reduced during the last three years of the term, to $270 million in 2012, $180 million in 2013 and $90 million in 2014. The MSA provides that the minimum annual committed amount is subject to reduction in certain circumstances, including as a result of the termination of any statements of work, or SOWs, by GE for cause, non-performance of services by us due to specified force majeure events or certain other reasons. The MSA also does not require GE to engage us exclusively in respect of business process services.

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

        GE, through its affiliates, is a significant shareholder of our company and as of December 31, 2008 it, through its affiliates, beneficially owns 18.6% of our common shares. If GE's percentage of ownership of our common shares decreases in the future, there can be no assurance that GE will continue to contract for our services to the same extent or on the same terms.

         We may be unable to manage our growth effectively and maintain effective internal controls, which could have a material adverse effect on our business, results of operations and financial condition.

        Since we became an independent company, we have experienced rapid growth and significant expansion and diversification of our operations, which has placed significant demands on our leadership team's time and our operational resources. Since December 30, 2004, we have incurred, and we continue to incur, substantial expenses to create the management infrastructure and other capabilities necessary to operate as a stand-alone business. From January 1, 2006 to December 31, 2008 our net revenues have grown approximately 70% and our number of employees has grown approximately 39%. There can be no assurance that our revenues will continue to grow as rapidly in the future or, if our revenues do grow, that our margins will also grow. In order to manage growth effectively, we must implement and improve operational systems, procedures and internal controls on a timely basis. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to retain clients or obtain new business, hire and retain new employees, complete future acquisitions or operate our business effectively.

         We may fail to attract and retain enough qualified employees to support our operations.

        Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—"Business—Our People." In 2008, our attrition rate for all employees who were employed for a day or more was approximately 26%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2008 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

        Despite current economic conditions, competition for qualified employees, particularly in India and China, remains high and we expect such competition to continue. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies. In many locations in which we operate, there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire will increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through innovative recruiting and retention policies. Significant competition for employees could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.

         Over the next few years we will lose certain tax benefits provided in India to companies in our industry and it is not clear whether new tax policies will provide equivalent benefits and incentives.

        Under the Indian Income Tax Act, 1961, our Delivery Centers in India, from which we derived the majority of our revenues in fiscal 2008, benefit from a ten-year holiday from Indian corporate income taxes in respect of their export income (as defined in the legislation) under the Software Technology Parks of India ("STPI") Scheme. As a result of this tax holiday, prior to 2007 we incurred minimal income tax expense with respect to our Indian operations. In the absence of this tax holiday, income derived from our Indian operations would be taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2008, was 33.99%. The tax holiday enjoyed by our Delivery Centers in India under the STPI Scheme expires in stages. Our tax holiday partially expired on March 31, 2007 (in respect of approximately 30% of our Indian operations) and on March 31, 2008 (in respect of approximately 10% of our Indian operations) and will further expire on March 31, 2009 (in respect of approximately 30% of our Indian operations), depending in each case on when each Delivery Center commenced operations. The tax holiday in respect of the balance of our Indian operations will expire on March 31, 2010. As the STPI tax holiday expires, our Indian tax expense will materially increase and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

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

        During 2008, we established new centers that we expect to be eligible for the SEZ benefits. It is not clear, however, what percentage of our operations or income in India is eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above. In 2007, we signed agreements with certain developers and local governments to purchase and/or lease qualifying SEZ property. Our first SEZ unit also became operational during 2007 in a leased facility. However, because this is new legislation, there is continuing uncertainty as to the interpretation of the required governmental and regulatory approvals. This uncertainty may delay development of our proposed SEZ locations.

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

        We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales and delivery functions. U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be on arm's-length terms. We consider the transactions among our subsidiaries to be substantially on arm's-length terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

         New tax legislation and the results of actions by taxing authorities may have an adverse effect on our operations and our overall tax rate.

        In 2007, the Government of India enacted a fringe benefit tax on the exercise of share options granted to employees based in India. This tax is payable by the issuer of the share options and recoverable at the option of the issuer from its employees. Depending on the number of options exercised by our employees, this tax may materially and adversely impact our results of operations, although it would not affect cash flow if fully recovered from employees.

        The Government of India may assert that certain of our clients have a "permanent establishment" in India by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

        The Government of India has served notice on the Company about its potential liability, as a representative assessee of GE, for Indian tax upon GE's 2004 sale of shares of a predecessor of the Company. GE has challenged the positions of the Government of India in the Delhi High Court, naming Genpact India (one of the Company's subsidiaries) as necessary party but without seeking relief against Genpact India. We believe that if Indian tax were due upon that sale, it could not be successfully asserted against us as a representative assessee. Moreover, GE is obligated to indemnify us for any tax on its 2004 sale of shares. Although there can be no assurance that the Government of India would agree, we also believe that no Indian tax is due upon the sale of our shares in the IPO by our existing significant shareholders; that even if such a tax were due it could not be successfully asserted against us as a representative assessee of such a shareholder; and that we would have a statutory right under Indian law to recover any such tax from such a shareholder. We also believe that sales by non-Indian shareholders of our shares in the market generally will not be subject to Indian tax, provided that the selling shareholder is not otherwise subject to tax in India.

        The Government of China recently enacted amendments to the tax laws applicable to our operations that have increased, effective 2008, the applicable tax rate from 15% to 25%, The impact of this increase in tax rate could be material depending on the growth of our business in China.

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

        We currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the United States. A number of factors could adversely affect our ability to do business in the United States, which could in turn have a material adverse effect on our business, results of operations and financial condition. The United States economy is currently in a recession and undergoing a period of substantial economic uncertainty, resulting in credit market dislocations, declining business and consumer confidence and increased unemployment. A continuing deterioration in economic activity in the United States could adversely affect demand for our services, particularly by our clients in the financial services industry, thus reducing our revenue. We could also be affected by declines in the value of the U.S. dollar against the Indian rupee, in which we incur the majority of our costs, or other currencies in which we incur costs. We may also be adversely affected by the enactment of laws in the United States that impose restrictions on, or taxation or other financial penalties with respect to, offshore outsourcing.

         Future legislation in the United States and other jurisdictions could significantly affect the ability of our clients to utilize our services.

        The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries. For example, many organizations and public figures in the United States have publicly expressed concern about a perceived association between offshore service providers and the loss of jobs in the United States. In addition, there has been publicity about negative experiences associated with offshore outsourcing, such as theft and misappropriation of sensitive client data, particularly involving service providers in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends toward offshore outsourcing would seriously harm our ability to compete effectively with competitors that provide services from the United States.

        In the United States measures aimed at limiting or restricting offshore outsourcing have been proposed, including in connection with the recent Troubled Assets Relief Program. Such measures have been enacted in a few states and there is currently legislation pending in several states. The measures that have been enacted to date generally have restricted the ability of government entities to outsource work to offshore business process service providers and have not materially adversely affected our business, primarily because we do not currently work for such governmental entities and they are not currently a focus of our sales strategy. However, there can be no assurance that pending or future legislation in the United States that would significantly adversely affect our business, results of operations and financial condition will not be enacted.

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

        Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, pounds sterling and Japanese yen. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, pounds sterling, euros, Guatemalan quetzal, Hungarian forints, Moroccan dirham, Philippine pesos, Australian dollars, Polish zloty, and Romania leu. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—"Quantitative and Qualitative Disclosures about Market Risk."

        Our results of operations could be adversely affected by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses or receive revenues, appreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our Indian rupee-U.S. dollar, Mexican peso-U.S. dollar, Philippines peso-U.S. dollar, euro-U.S. dollar, euro- Romanian leu, euro-Hungarian forint, Pound Sterling-U.S. dollar, Australian dollar-U.S. dollar and our Chinese renminbi-Japanese yen foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner. In addition, in some countries such as India and China, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses remain at current levels for a significant period of time or appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Foreign exchange (gains) losses, net."

         Restrictions on entry visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.

        Our business depends on the ability of our employees to obtain the necessary visas and entry permits to do business in the countries where our clients and, in some cases, our Delivery Centers, are located. In response to recent terrorist attacks and global unrest, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting visas. If further terrorist attacks occur, then obtaining visas for our personnel may become even more difficult. Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas. Adverse economic conditions in countries where our clients may be located may create an environment where countries, including the United States, may restrict the number of visas or entry permits available. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. If we are unable to obtain the necessary visas for our personnel who need to travel internationally, if the issuance of such visas is delayed or if the length of such visas is shortened, we may not be able to provide services to our clients or to continue to provide services on a timely and cost-effective basis, receive revenues as early as expected or manage our Delivery Centers as efficiently as we otherwise could, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

        Our profitability is largely a function of the efficiency with which we utilize our assets, and in particular our people and Delivery Centers, and the pricing that we are able to obtain for our services. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces and manage attrition, and our need to devote time and resources to training, professional development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients' perceptions of our ability to add value through our services, competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, margins and cash flows over increasingly longer contract periods and general economic and political conditions. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger and more geographically diverse workforce that may result and our profitability may not improve. New taxes may also be imposed on our services such as sales taxes or service taxes which could affect our competitiveness as well as our profitability.

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

         We enter into long-term contracts and fixed price contracts with our clients and we have only limited experience as an independent company in pricing such contracts. Our failure to correctly price these contracts may negatively affect our profitability.

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

         Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and assess our internal control over financial reporting and requires our independent registered public accounting firm to report on the effectiveness of these controls. Any failure to maintain effective internal controls or difficulty in satisfying these requirements could adversely affect our results of operations and our stock price.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an ongoing basis, to document and assess the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Securities Exchange Act of 1934 to maintain disclosure controls and procedures and internal control over financial reporting. Compliance with Section 404 requires substantial accounting expense and significant management efforts.

        We may in the future fail to maintain the effectiveness of our internal controls, or we may discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified opinion regarding the effectiveness of our internal control over financial reporting in future periods as required by Section 404, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common shares.

         Terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.

        Terrorist attacks and other acts of violence or war, such as the attacks in recent years in the United States, India, Spain and England, as well as outbreaks of violence in Mexico, may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients' levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to our Delivery Centers and operations around the world.

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

         We may engage in strategic transactions that could create risks.

        As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services we provide, to enter new industries or expand our Global Client base, or to strengthen our global presence and scale of operations. We have made acquisitions in the past, including E-Transparent B.V. and certain related entities in 2007, which are controlling partners in a partnership collectively known as ICE, Axis Risk Consulting Private Limited in 2007, MoneyLine Lending Services Inc. in 2006 (now called Genpact Mortgage Services) and Creditek Corporation in 2005. There can be no assurance that we will find suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions.

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

        A majority of our issued and outstanding common shares are currently beneficially owned by General Atlantic, Oak Hill, GE and Wells Fargo & Company, or Wells Fargo. As of December 31, 2008:

  •
  General Atlantic and Oak Hill beneficially own (through GICo, a jointly owned investment vehicle) 49.8% of our outstanding common shares;

  •
  GE beneficially owns (through its affiliates) 18.6% of our outstanding common shares; and

  •
  Wells Fargo beneficially owns (through its affiliates) 6.4% of our outstanding common shares.

        The shareholders agreement among affiliates of GE, GICo, Wells Fargo and us provides that GICo has the right to nominate four directors to our board, so long as they maintain certain minimum shareholding thresholds, and the shareholders party to the agreement have agreed to vote their shares for the election of such persons. These shareholders can exercise significant influence over our business policies and affairs and all matters requiring a shareholders' vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and bye-laws, the approval of mergers or sales of substantially all of our assets, our dividend policy and our capital structure and financing. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these shareholders, even if such transactions are beneficial to other shareholders. The interests of these shareholders may conflict with your interests. In particular, GE and Wells Fargo are our clients. General Atlantic and Oak Hill are significant shareholders and currently hold interests in companies that do compete with us and they may, from to time, make significant investments in companies that could compete with us. In addition, pursuant to our bye-laws and our shareholders agreement and to the extent permitted by applicable law, our directors who are affiliated with our major shareholders are not required to present to us corporate opportunities (e.g., acquisitions or new potential clients) that they become aware of unless such opportunities are presented to them expressly in their capacity as one of our directors.

         We may become subject to taxation as a result of our incorporation in Bermuda, which would have a material adverse effect on our business, results of operations and financial condition.

        We have received a written assurance from the Bermuda Minister of Finance under The Exempted Undertaking Tax Protection Act 1966 of Bermuda to the effect that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations until March 28, 2016, except in so far as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. We cannot assure you that a future Minister would honor that assurance, which is not legally binding, or that after such date we would not be subject to any such tax. If we were to become subject to taxation in Bermuda or any other jurisdiction as a result of our incorporation in Bermuda, it could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Shares

         Future sales of our common shares could cause our share price to decline.

        Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2008, General Atlantic, Oak Hill, GE and Wells Fargo beneficially owned in the aggregate 160,615,838 common shares, representing approximately 74.9% of our outstanding common shares. Such shareholders will be able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

        Pursuant to the shareholders agreement, an affiliate of GE, GICo and Wells Fargo will have the right, subject to certain conditions, to require us to file registration statements covering all of the common shares (including restricted shares and common shares issuable upon the exercise of currently outstanding options) which they own or to include those common shares in registration statements that we may file for ourselves or other shareholders. Following their registration and sale under the applicable registration statement, those shares will become freely tradable. By exercising their registration rights and selling a large number of common shares, these holders could cause the price of our common shares to decline. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common shares.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We have Delivery Centers in twelve countries. Our only material properties are our premises in India at Phase V, Gurgaon, which comprises of 193,898 square feet and Uppal, Hyderabad which comprises approximately 449,286 square feet, both of which we own. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that all of our properties and facilities are well maintained.

Item 3.    Legal Proceedings

        There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

        The principal market on which the company's common shares are traded is the New York Stock Exchange under the symbol "G". The following table sets forth the high and low sales price of the Company's common shares for each quarter of 2008, the fourth quarter of 2007, and for the period from August 2, 2007 (the date trading commenced on the New York Stock Exchange) to September 30, 2007. As of February 28, 2009, there were approximately 35 holders of record of our common shares.

	Sales Price
	High	Low
Year Ended December 31, 2008:
First Quarter	$16.16	$10.77
Second Quarter	$15.98	$11.80
Third Quarter	$15.33	$9.24
Fourth Quarter	$10.84	$6.30
Year Ended December 31, 2007:
Fourth Quarter 2007	$18.87	$13.11
August 2, 2007 to September 30, 2007	$17.44	$13.01

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

        We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $30.0 million of the net proceeds from our initial public offering partially to repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness. The remaining proceeds are invested in short-term deposit accounts and U.S. Treasury bills. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

Item 6.    Selected Financial Data

        The table below presents our selected historical financial and certain operating data. Prior to December 30, 2004, our business was conducted through various entities and divisions that were wholly owned by GE. On December 30, 2004, in the 2004 Reorganization, GE transferred such operations to a newly formed entity, GGH, and sold a 60% interest in GGH to General Atlantic and Oak Hill. Therefore, the financial data for these operations, or our predecessor, as of and for the year ended December 31, 2004, which was prior to the 2004 Reorganization, is presented on a combined basis. The financial data as of and for the years ended December 31, 2005, 2006, 2007, and 2008, which are the periods after the 2004 Reorganization, are presented on a new basis of accounting and are not directly comparable to the data for 2004.

        On March 29, 2007, we formed Genpact Limited in Bermuda to be the holding company for our business. It was initially a wholly-owned subsidiary of GGH. On July 13, 2007, we effectuated a transaction that resulted in Genpact Limited owning 100% of the capital stock of GGH. This transaction together with other related transactions is referred to as the "2007 Reorganization."

        The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The financial data as of December 31, 2007 and 2008 and for the three-year period ended December 31, 2008 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The financial data as of December 31, 2005 and 2006 and for the year ended December 31, 2005 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The financial data of our predecessor as of December 31, 2004, and for the year ended December 31, 2004 have been derived from audited combined financial statements not included in this Annual Report on Form 10-K.

        You should read the selected financial data together with the financial statements included herein as well as Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Predecessor
	On Historical basis(1)		On Reclassified basis(1)
	Year Ended December 31,
	2004	2005	2006	2007	2008
	(dollars in millions)
Statement of income data:
Net revenues GE	$408.9	$449.7	$453.3	$481.3	$490.2
Net revenues Global Clients	20.3	42.2	158.3	340.4	550.6
Other revenues	—	—	1.5	1.5	0.1

Total net revenues	429.1	491.9	613.0	823.2	1,040.8
Cost of revenue	263.6	304.0	369.2	482.9	619.2

Gross profit	165.5	187.9	243.8	340.2	421.6
Operating expenses:
Selling, general and administrative expenses	76.3	117.5	162.0	218.2	254.5
Amortization of acquired intangible assets	—	47.0	41.7	36.9	36.5
Foreign exchange (gains) losses, net	7.3	12.8	—	—	—
Other operating income	—	(6.2)	(4.9)	(4.3)	(3.1)

Income from operations	81.9	16.9	45.1	89.3	133.7
Other income (expense), net	8.2	(6.1)	(9.2)	(5.2)	6.5
Foreign exchange (gains) losses, net	—	—	1.9	2.5	(4.1)

Income before share of equity in earnings/loss of affiliate, minority interest and income taxes	90.2	10.7	33.9	81.6	144.3
Equity in (earnings)/loss of affiliate	—	—	—	0.3	0.9
Minority interest	—	—	—	8.4	9.5
Income tax expense (benefit)	6.7	(6.4)	(5.9)	16.5	8.8

Net income	$83.4	$17.1	$39.8	$56.4	$125.1

Net income (loss) available to common shareholders		$(1.6)	$(10.6)	$17.3	$125.1
Earnings (loss) per common share
Basic		$(0.02)	$(0.15)	$0.13	$0.59
Diluted		$(0.02)	$(0.15)	$0.12	$0.57
Weighted average number of common shares used in computing earnings (loss) per common share
Basic		71,274,600	70,987,180	135,517,771	213,480,623
Diluted		71,274,600	70,987,180	142,739,811	218,444,224

	As of December 31,
	2004	2005	2006	2007	2008
	(dollars in millions)
Balance sheet data
Cash and cash equivalents	$49.8	$44.7	$35.4	$279.3	$184.1
Total assets	941.9	970.2	1,081.3	1,743.5	1,696.3
Long-term debt, including current portion	175.8	157.9	143	123.7	99.2
Total liabilities	318.9	378.2	456.6	489.7	852.0
Minority interest	—	—	—	3.1	2.6
Retained earnings	—	0.7	6.0	26.5	151.6
Total shareholders' equity	623.0	592.0	624.7	1250.7	841.8
Total liabilities, minority interest and shareholders' equity	$941.9	$970.2	$1,081.3	$1,743.5	$1,696.3
Operating data (unaudited):
Employees	16,031	19,532	26,060	32,674	36,203
Delivery Centers	11	17	23	33	38

(1)
We have reclassified our foreign exchange gains or losses from a separate line item above income from operations to the underlying hedged items, namely, selling, general and administrative expenses, cost of revenue or net revenues, as applicable. The residual foreign exchange gains or losses, primarily relating to the re-measurement of foreign currency assets or liabilities, mainly accounts receivable, and the ineffective portion of foreign exchange gains or losses, if any, are now reclassified on the income statement below income from operations as foreign exchange (gains) losses, net. The 2006, 2007 and 2008 results reflect this reclassification. Although we were hedging our revenues in 2004 and 2005, the impact on our revenues was not significant and therefore we have not reclassified our foreign exchange gains and losses for these years. All such gains or losses have been recorded under foreign exchange (gains) losses, net above the income from operations line.

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

        Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the "2004 Reorganization," GE reorganized these operations by placing them all under Genpact Global Holdings, a newly formed Luxembourg entity, and subsequently an affiliate of GE sold an indirect 60% interest in that entity to General Atlantic and Oak Hill. See Item 1—"Business—The Company—The 2004 Reorganization." Since the 2004 Reorganization, affiliates of GE have sold a portion of its equity in us pursuant to several separate transactions. As of December 31, 2008, GE (through its affiliates) owned approximately 18.6% of our outstanding equity.

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

        We began actively pursuing business from Global Clients as of January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources. As a result, our net revenues from Global Clients have increased from $158.3 million in 2006 to $340.4 million in 2007 and $550.6 million in 2008, representing a compound annual growth rate, or CAGR, of approximately 86.5%. See "—Classification of Certain Net Revenues" for an explanation of the classification of revenues related to businesses once owned by GE and subsequently sold.

        During the same period, we increased our net revenues from GE. Our net revenues from GE were $453.3 million in 2006, $481.3 million in 2007 and $490.2 million in 2008, respectively, representing a CAGR of approximately 4.0%. We have increased our business from both GE and Global Clients such that total net revenues have increased from $613.0 million in 2006 to $823.2 million in 2007 and $1.04 billion in 2008, representing a CAGR of 30.3%. See "—Classification of Certain Net Revenues." Our net revenues from Global Clients as a percentage of total net revenues have increased from 25.8% in 2006 to 41.3% in 2007 and 52.9% in 2008.

        On July 13, 2007, prior to the commencement of our initial public offering, we completed a series of transactions we refer to as the "2007 Reorganization." See "—the 2007 Reorganization" below. On August 1, 2007, we commenced an initial public offering of our common shares, pursuant to which the Company and our selling shareholders sold 17.65 million common shares at a price of $14 per share. The offering resulted in gross proceeds of $494.1 million and net proceeds to the Company and the selling shareholders of approximately $233.5 million each after deducting underwriting discounts and commissions. Additionally, the Company incurred offering-related expenses of approximately $9.0 million. On August 14, 2007, the underwriters exercised their option to purchase 5.29 million additional common shares from the Company at the initial offering price of $14 per share to cover over-allotments resulting in additional gross proceeds of $74.1 million and net proceeds of approximately $70.0 million to the Company, after deducting underwriting discounts and commissions.

        Current Economic Crisis.    The United States and global economies are experiencing a period of substantial economic uncertainty with wide-ranging effects, including contraction of overall economic activity in various parts of the world. Although governments worldwide, including the U.S. government, have initiated sweeping economic plans, we are unable to predict the impact, severity and duration of these economic events. While we have been relatively unaffected to date by the current macroeconomic conditions, our outlook is subject to significant risks and uncertainties in this environment, including possible declines in demand for our services, pricing pressure, fluctuations in foreign currency exchange rates, and risks relating to the financial condition of our clients.

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

        In connection with the 2004 Reorganization, we entered into an MSA with GE, which governs SOWs for the services we were then providing to GE as well as new SOWs entered into thereafter. Since January 1, 2005, we have entered into MSAs with more than 85 new Global Clients. Some of these relationships are at an early stage and we are just beginning to perform services for such clients. Therefore, while we believe we have significant opportunities under these contracts, we have only limited experience with which to judge the success of the terms we have established in such contracts.

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

        We expend significant time and capital throughout all of these phases. We generally do not recognize any revenues or reimbursement of costs until an MSA and one or more SOWs are signed, which, as noted above, usually occurs sometime in the third phase of the client development effort. We typically begin hiring employees specifically for the services to be provided to a client once the SOW for the services is signed. Because there is no certainty that a new client will retain us, and because the time involved in these initial phases is significant and unpredictable, we may incur expenses for a significant period of time without receiving any revenues.

        All costs related to contract acquisition are expensed as incurred and classified as selling, general and administrative expenses. Once a contract is signed, we defer revenues from the transition of services to our Delivery Centers, as well as the related cost of revenue. We recognize such deferred revenues and related cost of revenue over the period during which we expect to benefit from these costs, which is estimated to be three years.

        We price our services under a variety of arrangements, including time and materials contracts and, to a lesser extent, fixed-price contracts. When services are priced on a time and materials basis, we charge the client based on full-time equivalent, or FTE rates for the personnel who will directly perform the services. The FTE rates are determined on an annual basis, vary by category of service delivery personnel and are set at levels to reflect all our costs, including the cost of supervisory personnel and the allocable portion of other costs, and a margin. In some cases, time and materials contracts are based on hourly rates of the personnel providing the services. Time and materials pricing does not require us to estimate the volume of transactions or other processes that the client expects us to operate.

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

        Classification of certain net revenues.    Our net revenues are classified as net revenues from a significant shareholder (which is GE), net revenues from Global Clients and other net revenues. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or more of the stock. Revenues from Global Clients in 2006, 2007 and 2008 include revenues from certain former GE-owned businesses. These businesses were wholly-owned by GE in the beginning of 2005, but GE gradually divested its interest in these businesses in 2006 and 2007. After GE ceased to own at least 20% of such businesses, we began to treat the revenues from those businesses as Global Client net revenues, in each case from the date that GE ceased to be a 20% shareholder. We have continued to perform services for such businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. We entered into either new MSAs with respect to such businesses following its divestment by GE or agreed with the businesses to continue to work pursuant to the terms agreed to by GE.

        In addition to our revenues from GE and our revenues from Global Clients, our Genpact Mortgage Services subsidiary had $1.5 million in revenues in each of 2006 and 2007 and nil in 2008 from interest income on mortgage loans that it funded directly and held for sale, typically on a short-term basis. The primary activity of this subsidiary, which we acquired in 2006, consists of mortgage loan application processing for mid-size financial institutions. Funding and secondary remarketing of loans is not part of our business plan for this unit, and on June 1, 2007 we ceased funding new mortgage loans. See Item 7A—"Quantitative and Qualitative Disclosures about Market Risk—Credit Risk."

        Expenses.    Personnel expenses are the major component of both our cost of revenue and selling, general and administrative expenses. Personnel expenses include salaries and benefits as well as costs related to recruiting, training and retention. Our industry is labor intensive. Wage levels in the countries in which our Delivery Centers are located have increased in recent years. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing our attrition rate, and delivering productivity. We try to control increases in entry-level wages by implementing innovative recruiting policies, emphasizing training and promotion opportunities and maintaining an attractive work atmosphere and company culture. We have succeeded at keeping our entry-level wages in India, where most of our employees are located, at a relatively constant level for the past five years, but there is no assurance we can continue to do so. Effective training allows us to expand the pool of potential applicants and to upgrade our employees' skill levels so that employees may take on higher value-added tasks over time. By emphasizing training and promotion, we seek to create opportunities for employees to increase their salaries without increasing wage scales. In planning our expansion of capacity, we look for locations that help us ensure global delivery capability while helping us control average salary levels. In India and elsewhere where we may open multiple locations, we try to expand into cities where competition for personnel and wage levels may be lower than in more developed cities. In addition, under some of our contracts we have the ability to share with our clients a portion of any increase in costs due to inflation. Nevertheless, despite these steps, we expect general increases in wage levels in the future which could adversely affect our margins. A significant increase in attrition rates would also increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. Increased attrition rates or increased pricing may also cause some clients to be less willing to use our services. See Item 1A—"Risk Factors—Wage increases in the countries in which we have operations may prevent us from sustaining our competitive advantage and may reduce our profit margin."

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

        Selling, general and administrative expenses.    Our selling, general and administrative, or SG&A, expenses are primarily comprised of personnel expenses for senior management, business development personnel and other personnel who are not dedicated to particular clients. Stock based compensation is allocated between cost of revenue and selling, general and administrative expenses based on the function to which the employee belongs. The operational costs component of SG&A expenses includes travel and living costs for such personnel, as well as a portion of our total facilities maintenance expenses, certain communication expenses and certain other expenses. Such portion of such costs is equal to the percentage of our total employees, by headcount, whose compensation cost is classified as SG&A expenses. The operational costs component of SG&A expenses also includes professional fees, which represent the costs of third party legal, tax, accounting and other advisors, and a bad debt valuation allowance. SG&A expenses also include a portion of our depreciation and amortization expense, which is allocated between cost of revenue and SG&A expenses based on headcount.

        The percentage of net revenue represented by our SG&A expenses increased significantly in 2005 and 2006 in connection with the separation of our company from GE and the expansion and diversification of our client base. In addition, during 2007, SG&A as a percentage of net revenue increased, largely due to various professional fees, including fees relating to acquisition activities and being a public company. During 2008, SG&A as a percentage of net revenue decreased, largely due to limiting the growth in support costs and discretionary spending. As discussed above, since January 1, 2005, we expanded various administrative and support functions we needed to operate as an independent company. We also enhanced our business development capabilities. In certain areas, we scaled up our operations in advance of securing new business, so that we would have the infrastructure and support capable of managing the new business. As a public company, we also incur expenses in relation to compliance with the provisions of the United States securities laws, including in particular the Sarbanes-Oxley Act of 2002, as well as stock exchange requirements, which are included as SG&A expenses.

        Foreign exchange (gains) losses, net.    Foreign exchange (gains) losses, net, primarily consist of gains or losses on re-measurement of non-functional currency assets. In addition, this includes, gains or losses on account of derivative contracts taken to offset the impact of this re-measurement of non-functional currency assets. It does not include the gains or losses on derivative contracts acquired to mitigate foreign currency exposure related to our foreign currency denominated revenues and expenditures and which qualify for "hedge" accounting or "cash flow hedges". These gains or losses are deferred and included as other accumulated comprehensive income (loss) until such time as the derivative contracts mature where then the gains or losses on the cash flow hedges are classified as cost of revenue and selling general and administrative expenses based on the underlying risk being hedged. See note 2 to our consolidated financial statements and Item 7A—"Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk."

        Approximately 75% of our revenues were earned in U.S. dollars in fiscal 2008. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi and Japanese yen. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi, Romanian leu, euro and the currencies of the other countries in which we have operations. While many of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial part of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See discussion of wage inflation under "—Expenses" above. We enter into forward currency contracts to hedge most of our Indian rupee-U.S. dollar, Mexican peso-U.S. dollar, Philippines peso-U.S. dollar, euro-U.S. dollar, euro- Romanian leu, euro-Hungarian forint, Pound Sterling-U.S. dollar, Australian dollar-U.S. dollar and our Chinese renminbi-Japanese yen currency exposure, which are generally designed to qualify for hedge accounting. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. The realized gain or loss on derivative contracts that qualify for hedge accounting is classified as cost of revenue and SG&A based on the underlying risk being hedged. The effective portion of the mark to market gains and losses on qualifying hedges is deferred and recorded as a component of accumulated other comprehensive income until the transactions occur and is then recognized in the consolidated statements of income. Our foreign exchange (gains) losses, net, includes the mark to market gain or loss on other derivatives excluding interest rate swaps.

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

        Income taxes.    We are incorporated in Bermuda and have operations in many countries. Our effective tax rate has varied and will, in the future, vary from year to year based on the tax rate in our jurisdiction of organization, the geographical source of our revenues and the tax rates in those countries, the tax relief and incentives available to us , the financing and tax planning strategies employed by us, changes in tax law or interpretation thereof and movements in our tax reserves, if any.

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

        Indian taxes.    Under the Indian Income Tax Act, 1961, our Delivery Centers in India, from which we derived approximately 59% of our revenues in fiscal 2008, benefit from a ten-year holiday from Indian corporate income taxes in respect of their export income (as defined in the legislation) under the Software Technology Parks of India ("STPI") Scheme. As a result of this tax holiday, prior to 2007 we incurred minimal income tax expense with respect to our Indian operations. In the absence of this tax holiday, income derived from our Indian operations would be taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2008, was 33.99%.

        The tax holiday enjoyed by our Delivery Centers in India under the STPI Scheme expires in stages. Our tax holiday partially expired on March 31, 2007 (in respect of approximately 30% of our Indian operations) and on March 31, 2008 (in respect of approximately 10% of our Indian operations) and will further expire on March 31, 2009 (in respect of approximately 30% of our Indian operations), depending in each case on when each Delivery Center commenced operations. The tax holiday in respect of the balance of our Indian operations will expire on March 31, 2010. As the STPI tax holiday expires, our Indian tax expense will materially increase and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

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

        During 2008, we established new Delivery Centers that we expect to be eligible for the SEZ benefits. It is not clear, however, what percentage of our operations or income in India is eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above. In 2007, we signed agreements with certain developers and local governments to purchase and/or lease qualifying SEZ property. Our first SEZ unit also became operational during 2007 in a leased facility. However, because this is new legislation, there is continuing uncertainty as to the interpretation of the required governmental and regulatory approvals. This uncertainty may delay development of our proposed SEZ locations.

        The Government of India may assert that certain of our clients have a "permanent establishment" in India by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

        During 2007, the Government of India enacted a fringe benefit tax on the exercise of share options granted to employees based in India. This tax is payable by the issuer of the share options and recoverable at the option of the issuer from its employees. Depending on the number of options exercised by our employees, this tax may materially and adversely impact our results of operations, although it would not affect cash flow if fully recovered from employees as has been our general practice to date.

        Transfer pricing.    We have transfer pricing arrangements among our subsidiaries involved in various aspects of our business, including operations, marketing, sales and delivery functions. U.S. and Indian transfer pricing regulations, as well as the regulations applicable in the other countries in which we operate, require that any international transaction involving affiliated enterprises be made on arm's-length terms. We consider the transactions among our subsidiaries to be substantially on arm's-length pricing terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

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

        The Government of China recently enacted amendments to the tax laws applicable to our operations that may increase the applicable tax rate from 15% to 25%. Depending upon the growth of our business in China, the effect on our overall tax rate could be material.

        Effective January 1, 2008, the Government of Mexico enacted the IETU tax, or "Flat Tax". A Presidential Decree was issued in 2007, which mitigates the impact of the Flat Tax on the Maquiladora industry in which we operate in Mexico. The Flat Tax does not currently have a material adverse effect on our financial statements.

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

The 2004 Reorganization

        As noted above, the 2004 Reorganization was consummated on December 30, 2004, pursuant to which we became an independent company. The 2004 Reorganization has been accounted for under the purchase method under SFAS 141, Business Combinations which resulted in a new basis of accounting. The total purchase consideration was $780 million. The allocation of the total consideration to the fair values of the net assets acquired resulted in goodwill of $485.2 million and intangible assets of $223.5 million. The intangible assets are being amortized over periods ranging from 1-10 years. As a result, for periods after December 31, 2004, we have had, and will continue to have, significant non-cash charges related to the amortization of such intangible assets. See notes 1 and 11 to our consolidated financial statements.

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

Acquisitions

        From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities or other assets as consideration. In December 2007, we acquired Axis Risk Consulting Services Private Limited, a risk consulting firm providing a variety of risk assurance services, for cash consideration of Indian rupees 178,441,778 (approximately $4.5 million) and 143,453 common shares of the Company. Genpact has the right to repurchase up to 94,610 of the common shares issued as part of the purchase consideration at $1 per share if any of the Axis sellers now employed by Genpact cease to be Genpact employees at any time prior to March 31, 2011. The fair value of the remaining 48,843 common shares issued to the Axis sellers was $0.7 million as of December 2008. The total purchase consideration amounted to $5.3 million including acquisition related expenses and cash acquired.

        In March 2007, we acquired E-Transparent B.V. and certain related entities, which are controlling partners in a partnership known as ICE, a SAP enterprise solution provider, for cash consideration of euro 11.7 million (approximately $15.4 million) and 1,442,316 common shares of the Company with an estimated fair value as of March 2007 of $23.3 million. The total purchase consideration amounted to $45.3 million including acquisition related expenses and cash acquired. Certain partners, which we refer to as the Continuing Partners, retained an equity interest in ICE. As a result there is a minority interest in our income statement commencing with the first quarter of 2007, the size of which varies from period to period depending on the contribution of ICE to our results as well as the portion of the ICE business that relates to the Continuing Partners' activities. In connection with the ICE transaction we were obligated to pay the sellers of E-Transparent B.V. and related entities an additional cash amount in 2009 not to exceed euro 15.6 million if certain profitability targets were met. In May 2008, as a result of the profitability targets being achieved, we agreed with the sellers of ICE that additional consideration of euro 15.6 million (approximately $23.5 million) would be paid to the sellers of ICE on February 16, 2009, and such amount was paid.

        In August 2006, we acquired MoneyLine Lending Services, Inc. (now called Genpact Mortgage Services), a provider of mortgage origination and fulfillment services, for cash consideration of approximately $14.3 million. The sale agreement with the sellers of Genpact Mortgage Services provides that an additional cash amount, not to exceed $10 million, is payable in 2008 if certain revenue and profitability targets are met. In November 2008, we agreed to pay $150,000 to the sellers of Genpact Mortgage Services in satisfaction of the earn-out provision and all other potential matters. In August 2005, we acquired all the outstanding capital stock of Creditek Corporation, which provided us with an order-to-cash and receivables management business, for cash consideration of approximately $14.4 million. All four acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquisitions are reflected in our financial statements from the respective dates of acquisition.

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

        Revenue recognition.    As discussed previously, we derive revenues from our services which are provided on a time and materials and a fixed-price basis. Revenues derived from time-and-materials contracts are recognized as the related services are performed. In the case of fixed-price contracts, including those for application maintenance and support services, revenues are recognized ratably over the term of the contracts. Revenues with respect to fixed-price contracts for development of software are recognized on a percentage of completion basis. Guidance has been drawn from paragraph 95 of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2,

Software Revenue Recognition, to account for revenue from fixed price arrangements for software development and related services in conformity with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This method of revenue recognition has been used because management considers this to be the best available measure of progress on these contracts as there is a direct relation between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

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

        Some customer contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and we conclude that the amounts are earned.

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

        Intangible assets acquired individually, or with a group of other assets in a business combination, are carried at a cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	3-10 years
Marketing-related intangible assets	1-5 years
Contract-related intangible assets	1 year
Other intangible assets	3 years

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

        As of December 31, 2006, we adopted SFAS No. 158, "Employer's Accounting for Defined Benefit Pensions and Other Post Retirement Benefits" ("SFAS No. 158"). On adoption of SFAS No.158, we recorded the funded status of its defined benefit pension and post retirement plan as a liability on its consolidated balance sheet with a corresponding offset, net of taxes, recorded in accumulated other comprehensive income within stockholder's equity resulting in an after tax decrease in equity of $0.9 million.

        Share-Based compensation expense.    Effective January 1, 2006, we adopted SFAS No. 123(R), "Share Based Payment" ("SFAS No. 123(R)"), following the prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based awards based on the grant date fair value determined under the Black-Scholes Model of those awards. Upon adopting SFAS No. 123(R), we began to recognize compensation expense for stock options net of estimated forfeitures. Stock-based compensation recognized in the consolidated statement of income for the years ended December 31, 2006, 2007 and 2008 is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. SFAS No. 123(R) required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the prospective transition method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption.

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

        Effective April 1, 2007, an amendment was made in the proviso of Section 115WB(1) of the Indian Income Tax Act to subject specified securities allotted or transferred by an employer to its employees resident in India to fringe benefit tax, or FBT. The employer liability for FBT arises at the time securities are issued to the employee upon exercise of a stock option. The employer may collect the FBT payable in connection with a stock option exercise from the relevant employees. The amount collected from the employee is deemed to increase the exercise price payable by the employee.

Reclassification

        In order to more clearly reflect our costs, including the impact of our long-term foreign exchange hedging strategy, we have reclassified our foreign exchange gains or losses from a separate line item above income from operations to the underlying hedged items, namely, selling, general and administrative expenses, cost of revenue or net revenues, as applicable. The residual foreign exchange gains or losses, primarily relating to the re-measurement of foreign currency assets or liabilities, mainly accounts receivable, and the ineffective portion of foreign exchange gains or losses, if any, are now reclassified on the income statement below income from operations as foreign exchange (gains) losses, net. This reclassification was initially applied in the second quarter of 2008, and does not affect net income or earnings per share. Our financial statements for the periods ended December 2006 and 2007 have been reclassified to conform to the 2008 presentation.

Results of Operations

        The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the years ended December 31, 2006, 2007 and 2008.

	Year ended December 31,
	2006		2007		2008
	(dollars in millions)
Net revenues—GE	$453.3	73.9%	$481.3	58.5%	$490.2	47.1%
Net revenues—Global Clients	158.3	25.8%	340.4	41.4%	550.6	52.9%
Other revenues	1.5	0.2	1.5	0.2%	0.1	0.0

Total net revenues	613.0	100.0%	823.2	100.0%	1,040.8	100.0%

Cost of revenue	369.2	60.2%	482.9	58.7%	619.2	59.5%
Gross profit	243.8	39.8%	340.2	41.3%	421.6	40.5%
Operating expenses
Selling, general and administrative expenses	162.0	26.4%	218.2	26.5%	254.5	24.5%
Amortization of acquired intangible assets	41.7	6.8%	36.9	4.5%	36.5	3.5%
Other operating expense	(4.9)	0.8%	(4.3)	0.5%	(3.1)	0.3%

Income from operations	45.1	7.4%	89.3	10.9%	133.7	12.8%
Foreign exchange (gains) losses, net	1.9	0.3%	2.5	0.3%	(4.1)	0.4%
Other income (expense), net	(9.2)	1.5%	(5.2)	0.6%	6.5	0.6%
Income before share of equity in earnings/loss of affiliate, minority interest and income tax expense	33.9	5.5%	81.6	9.9%	144.3	13.9%
Equity in loss of affiliate	—	—	0.3	0.0	0.9	0.1
Minority interest	—	—	8.4	1.0	9.5	0.9
Income tax expense (benefit)	(5.9)	1.0%	16.5	2.0%	8.8	0.8%

Net income	$39.8	6.5%	$56.4	6.9%	$125.1	12.0%

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

        Net revenues.    Our net revenues increased by $217.7 million, or 26.4%, in 2008 compared to 2007. We continue to grow our net revenues primarily through expanding relationships with existing clients. Approximately 85% of the increase in our net revenues came from existing client relationships during 2008. Net revenues also increased because of the acquisition of Axis in the fourth quarter of 2007. In addition, our net revenue per employee increased to $30.8 thousand in 2008 up from $28.2 thousand in 2007 due to increased volumes of more expensive service offerings including re-engineering, an increase in the number of revenue generating personnel compared to support personnel, increased price and favorable exchange rates for translating non-U.S. dollar revenues to U.S. dollars.

        Revenues from business process services increased to 80.0% of total net revenues in 2008 from 75.5% in 2007. Our business process services business grew 34.0% to $833.0 million in 2008, primarily due to high growth with several existing clients. Revenues from our information technology business declined to 20.0% of total net revenues in 2008 compared to 24.5% in 2007 due to a general slow down in the information technology sector, attributable to decline in information technology budgets and lower discretionary information technology spends.

        Net revenues from GE increased by $8.9 million, or 1.8%, due to higher revenues from GE's infrastructure and commercial finance business. As described under "Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview—Classification of Certain Net Revenues" certain businesses in which GE ceased to be a 20% shareholder in 2008 were classified as

GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for 2008 grew by 7.5% over 2007 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 58.5% in 2007 to 47.1% in 2008, due to growth in revenues from our Global Clients.

        Net revenues from Global Clients increased by $210.2 million, or 61.8%. This increase resulted from revenues from several new clients with which we entered into master service agreements, or MSAs, in 2005, 2006, 2007 and 2008. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues, as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 41.4% in 2007 to 52.9% in 2008. Excluding revenues from businesses divested by GE in 2008, Global Client revenues increased organically by approximately 59.6%.

        Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Year ended December 31,
	2007		2008
	(dollars in millions)
Personnel expenses	$301.1	36.6%	$379.9	36.5%
Operational expenses	147.1	17.9	196.7	18.9
Depreciation and amortization	34.8	4.2	42.7	4.1

Cost of revenue	$482.9	58.7%	$619.2	59.5%

        Cost of revenue increased by $136.3 million, or 28.2%. As a percentage of net revenues, cost of revenue increased marginally by 0.8%. This increase is primarily due to an increase in the operational expenses and the general growth of our business.

        The largest component of the increase in cost of revenue was personnel expenses, which increased by $78.8 million, or 26.2%. Such increase reflected the general growth of our business. We added more than 3,500 employees during 2008, the majority of whom are directly working for our clients and generating revenue. The increase also reflects overall wage inflation. Personnel expenses as a percentage of net revenues marginally decreased from 36.6% in 2007 to 36.5% in 2008, primarily due to better utilization of our supervisory personnel offset substantially by higher compensation costs due to wage inflation.

        Operational expenses increased by $49.5 million, or 33.7%. The increase was largely due to expansion of existing Delivery Centers over the last twelve months in India (Kolkata, Gurgaon, Hyderabad and Mumbai), Poland, Romania, China and the Philippines. This increase was also attributable to the addition of new Delivery Centers in Morocco and Poland and the opening of our Delivery Center in Guatemala through acquisition of assets from GE in the third quarter of 2008. In addition, we received a subsidy from the Hungarian government in the third quarter of 2007 for meeting certain employment and training criterion, which reduced operational expenses. As a result, as a percentage of net revenues, operational expenses increased from 17.9% in 2007 to 18.9% in 2008.

        Depreciation and amortization expenses as a component of cost of revenue increased by $7.9 million to $42.7 million in 2008. This increase relates to a write-off in the first quarter of 2008 of certain software licenses amounting to $3.3 million that do not have any further useful life, which were subsequently disposed of in the second quarter of 2008, and to the general growth of our businesses. This increase was partially off-set by certain assets related to 2004 Reorganization being fully depreciated in 2007.

        As a result of the foregoing, though gross profit increased by $81.4 million, or 23.9%, our gross margin decreased from 41.3% in 2007 to 40.5% in 2008.

        Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Year ended December 31,
	2007		2008
	(dollars in millions)
Personnel expenses	$142.4	17.3%	$166.4	16.0%
Operational expenses	66.5	8.1	77.0	7.4
Depreciation and amortization	9.3	1.1	11.2	1.1

Selling, general and administrative expenses	$218.2	26.5%	$254.5	24.5%

        Selling, general and administrative expenses, or SG&A expenses, increased by $36.3 million, or 16.6%. This was primarily due to an increase in operational expenses and depreciation and amortization. This increase reflects general growth in our business. As a percentage of net revenues, SG&A expenses decreased from 26.5% in 2007 to 24.5% in 2008.

        Personnel expenses increased by $24.0 million, or 16.9%. This increase reflects the general growth in our business, higher share-based compensation expenses and an increase in the number of higher cost senior employees in certain of our internal functions as well as general wage inflation. As a percentage of net revenues, personnel expenses decreased from 17.3% in 2007 to 16.0% in 2008 primarily due to increased internal efficiencies through effective utilization of existing resources partially offset by a higher charge of $16.3 million in 2008 compared to $12.7 million in 2007 for share-based compensation. In addition, there was a charge of $2.6 million in 2008 compared to $0.5 in 2007 for the Indian fringe benefit tax on share based-compensation, which has generally been recovered from employees and accounted for under shareholders' equity.

        The operational expenses component of SG&A expenses increased by $10.4 million, or 15.7%. As a percentage of net revenues, such costs decreased from 8.1% in 2007 to 7.4% in 2008. In addition to the general growth in our business, the absolute increase reflected increases in facilities maintenance expenses and communications expenses to support growth, as well as expenses incurred in relation to our annual management and client conference.

        Depreciation and amortization expenses as a component of SG&A expenses increased by $1.9 million to $11.2 million in 2008. As a percentage of net revenues, depreciation and amortization expenses were 1.1% in 2007 and 2008. This increase in absolute amount in depreciation and amortization expenses reflects the general growth of our business.

        Amortization of acquired intangibles.    In 2008, we continued to incur significant non-cash charges consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization. Such charges decreased marginally by $0.4 million compared to 2007, primarily due to changes in currency exchange rates. These intangibles are evaluated for impairment at each period end, and to date, no impairments have been noted.

        Other operating (income) expense, net.    Other operating income, which primarily consists of income from shared services from GE for the use of our Delivery Centers and certain support functions that they manage and operate with their own employees, decreased by $1.1 million in 2008. We do not recognize this income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A. Income from shared services increased by $1.2 million compared to 2007 due to the acquisition of a Delivery Center in Guatemala from GE and expansion in the Philippines. This increase was off-set by one-time losses of $2.3 million incurred in connection with the sale of certain software licenses and the sale of a facility in Mexico in the second quarter of 2008.

        Income from operations.    Primarily due to the decrease in SG&A expenses and amortization of acquired intangibles as a percentage of net revenue, income from operations increased by $44.4 million to $133.7 million in 2008. As a percentage of net revenues, income from operations increased from 10.9% in 2007 to 12.8% in 2008.

        Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $4.1 million for 2008 compared to a loss of $2.5 million in 2007. This gain primarily relates to the re-measurement of our non-functional currency assets and liabilities due to significant depreciation of the Indian rupee and other currencies against the U.S. dollar in 2008.

        Other income (expense), net.    We recorded other income, net of interest expense, of $6.5 million in 2008 compared to a net expense of $5.2 million in 2007. The change was driven by higher interest income of $14.9 million primarily relating to deposits made from the proceeds of our initial public offering and a decrease in interest expense by $4.6 million on short term loans and $1.0 million on long term loans. This decrease was primarily due to repayment of a short-term loan in the third quarter of 2007 and repayment of a portion of a long-term loan during the 2008. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was reduced from 6.3% in 2007 to 4.3% in 2008.

        Income before share of equity in loss of affiliate, minority interest and income taxes.    As a result of the foregoing factors, income before income taxes increased by $62.7 million or from 9.9% of net revenues in 2007 to 13.9% of net revenues in 2008.

        Equity in loss of affiliate.    This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia. During the year ending December 31, we invested $1.8 million in our non-consolidated affiliates.

        Minority interest.    The minority interest is due to the acquisition of ICE in March 2007. It represents the apportionment of profits to the minority partners of ICE. Minority interest increased from $8.4 million in 2007 to $9.5 million in 2008.

        Income taxes.    Our income tax expense decreased from $16.5 million in 2007 to $8.8 million for 2008. This decrease was attributable to (i) a $2.6 million reversal of prior period tax provisions following a favorable ruling from tax authorities in India in the first quarter of 2008 (ii) a $9.3 million benefit related to the maturing of certain hedges for which we had recorded a deferred tax liability at U.S. Federal and state tax rates pursuant to the restructuring of our legal entities as of October 1, 2007, and (iii) certain additional tax benefits including related to equity based compensation. These are partially offset by higher taxes resulting from higher profits including the partial expiration of our tax holiday in India as of March 31, 2008 and taxes on interest income in India.

        Net income.    As a result of the foregoing factors, net income increased by $68.7 million from $56.4 million in 2007 to $125.1 million in 2008. As a percentage of net revenues, our net income was 6.9% in 2007 and 12.0% in 2008.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

        Net revenues.    Our net revenues increased by $210.1 million, or 34.3%. More than 90% of this increase in our net revenues is attributable to growth with existing clients. The number of client relationships that accounted for $5 million or more of net revenues increased to 18 from seven in 2006. Net revenues also increased because of the acquisition of ICE in the first quarter of 2007.

        Net revenues from GE increased by $28.0 million, or 6.2%. As described above under "—Classification of Certain Net Revenues," certain businesses in which GE ceased to be a 20%

shareholder in 2007 were classified as Global Client net revenues that had been GE revenues in 2006. In 2007, $14.2 million of net revenues from such divested businesses were classified as Global Client net revenues in 2007 and were classified as GE revenues in 2006. GE revenues for 2007 grew 11.0% over 2006, prior to adjustments for such dispositions by GE. Notwithstanding a reduction in GE net revenues resulting from this reclassification, our net revenues from GE increased, primarily as a result of increases in the volume of services provided to GE. This was attributable primarily to entering into new SOWs and to a lesser extent increasing the volume of services provided under existing SOWs. While net revenues from GE grew in absolute terms, such revenues declined as a percentage of our total net revenues from 73.9% in 2006 to 58.5% in 2007, due to growth in revenues from our Global Clients.

        Net revenues from Global Clients increased by $182.0 million, or 115.0%. This increase resulted from revenues from several new clients with which we entered into MSAs in 2005, 2006 and 2007. In addition, a portion of the overall increase (approximately $7.1 million) was attributable to the full year inclusion of the results of MoneyLine Lending Services, Inc. (now called Genpact Mortgage Services), which we acquired in August 2006 and which accounted for $3.3 million in net revenues in 2006. Approximately $34.5 million of net revenues were attributable to our acquisition of ICE in March 2007. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 25.8% in 2006 to 41.3% in 2007. Adjusted for the described dispositions by GE, growth excluding acquisitions, which we refer to as organic growth, from Global Client revenues was 74.1%.

        Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Year Ended December 31,
	2006		2007
	(dollars in millions)
Personnel expenses	$228.3	37.2%	$301.1	36.6%
Operational expenses	112.0	18.3	147.1	17.9
Depreciation and amortization	29.0	4.7	34.8	4.2

Cost of revenue	$369.2	60.2%	$482.9	58.7%

        Cost of revenue increased by $113.7 million, or 30.8%. As a percentage of net revenues, cost of revenue decreased by 1.6%. The increase in absolute amount is primarily attributable to the general growth of our business and acquisition of ICE in the first quarter of 2007.

        The largest component of the increase in cost of revenue was personnel expenses, which increased by $72.8 million, or 31.9%. Such increase reflected the general growth of our business. Personnel expenses as a percentage of net revenues marginally decreased from 37.2% in 2006 to 36.6% in 2007, primarily due to the lower growth in the number of supervisory personnel compared to the personnel directly working for our clients.

        In addition, operational expenses increased by $35.1 million. The increase in absolute amount is attributable to increase in facilities maintenance expenses, travel and living costs and communication expenses as a result of volume growth, the acquisition of ICE, and the opening of new Delivery Centers, including dedicated Delivery Centers with excess capacity for new Global Clients in anticipation of performing additional services in the future for those clients as a result of general volume growth. This was partially offset by a subsidy received from the Hungarian government in the third quarter of 2007 for meeting certain agreed employment and training criterion. As a percentage of net revenues, operational expenses marginally decreased from 18.3% in 2006 to 17.9% in 2007.

        As a result of the foregoing, our gross profit increased by $96.4 million or 39.5% and our gross margin increased from 39.8% in 2006 to 41.3% in 2007.

        Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Year Ended December 31,
	2006		2007
	(dollars in millions)
Personnel expenses	$109.2	17.8%	$142.4	17.3%
Operational expenses	45.8	7.5	66.5	8.1
Depreciation and amortization	6.9	1.1	9.3	1.1

Selling, general and administrative expenses	$162.0	26.4%	$218.2	26.5%

        Selling, general and administrative expenses increased by $56.3 million, or 34.7%. This was primarily due to an increase in personnel expenses, which increased by $33.2 million, or 30.4%. As a percentage of net revenues, SG&A expenses marginally increased from 26.4% in 2006 to 26.5% in 2007 and personnel expenses decreased from 17.8% in 2006 to 17.3% in 2007. The increase in absolute terms was attributable to general growth in our business.

        The operational expenses component of SG&A expenses increased by $20.7 million. As a percentage of net revenues, such costs increased from 7.5% in 2006 to 8.1% in 2007. The absolute increase reflected increases in facilities maintenance expenses, travel and living expenses and communications expenses. In addition, these increases included certain professional fees and other expenses related to acquisition activity, fees relating to being a public company and a $1.6 million provision in our mortgage business reserved for potential loan put backs and estimated loss on loans held for sale as of December 31, 2007. The increase in personnel expenses reflected a higher charge of $12.7 million in 2007 compared to $4.5 million 2006 for share-based compensation. Depreciation and amortization expenses also increased in absolute terms. The increase in operational expenses and depreciation and amortization expenses reflected general growth of the business, including the opening of new Delivery Centers to support future growth.

        Amortization of acquired intangibles.    In 2007, we continued to incur significant non-cash charges consisting of the amortization of acquired intangibles resulting from the 2004 Reorganization. Although such charges declined by $4.8 million compared to 2006, they remained substantial at $36.9 million, or 4.5% of net revenues.

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

        Income from operations.    As a result of the foregoing factors, income from operations increased by $44.3 million to $89.3 million. As a percentage of net revenues, income from operations increased from 7.4% in 2006 to 10.9% in 2007.

        Foreign exchange (gains) losses, net.    We recorded a foreign exchange loss of $2.5 million for 2007 compared to $1.9 million in 2006. This loss primarily relates to the re-measurement of our non-functional currency assets and liabilities.

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

        The following table presents unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information contains all adjustments necessary to fairly present this information. The comparison of results for the first quarter of 2008 with the fourth quarter of 2007 reflects the foregoing factors. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

	Three months period ended,
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(unaudited)
	(dollars in millions, except per share data)
Statement of income data
Total net revenues	$234.6	$253.6	$270.8	$281.8
Cost of revenue	146.1	147.1	155.8	170.3
Gross profit	88.5	106.5	115.0	111.6
Income from operations	17.3	29.2	36.3	50.9
Income before share of equity in (earnings) loss of affiliate, minority interest and income tax expense	25.9	31.4	41.1	45.8
Net Income	$19.7	$24.8	$33.6	$47.0

	Three months period ended,
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(unaudited)
	(dollars in millions, except per share data)
Statement of income data:
Total net revenues	$176.2	$200.7	$214.8	$231.6
Cost of revenue	108.9	120.7	122.7	130.7
Gross profit	67.3	79.9	92.1	100.9
Income from operations	10.5	19.2	24.5	35.1
Income before share of equity in earnings/loss of affiliate, minority interest and income taxes	7.0	16.1	24.9	33.6
Net income	$1.8	$7.1	$16.3	$31.2

Liquidity and Capital Resources

Overview

        Information about our financial position as of December 31, 2007 and 2008 is presented below:

	Year Ended, December 31,
	2007	2008	% Change
	(dollars in millions)
Cash and cash equivalents	$279.3	$184.1	34.1%
Short term investments	—	141.7
Long-term debt due within one year	20.9	29.5	41.1
Long-term debt other than the current portion	102.8	69.7	32.2
Short-term debt	—	25.0
Stockholders' equity	$1,250.7	$841.8	32.7%

Financial Condition

        We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

        Our cash and cash equivalents were $184.1 million as of December 31, 2008 compared to $279.3 million as of December 31, 2007. Our cash and cash equivalents are comprised of (a) $60.1 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $75.3 million in term deposits with banks to be used for medium term planned expenditure and capital requirements and (c) $48.7 million in U.S. Treasury bills with an original maturity of less than three months.

        In addition, in 2008, $141.7 million was invested in U.S. Treasury bills to be used for longer term capital requirements and acquisitions and we had $59.3 million as short-term deposits with GE India affiliates compared to $35.1 million in 2007.

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

        Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year Ended, December 31,
	2006	2007	2008
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$36.6	$150.0	$211.2
Investing activities	(49.5)	(115.3)	(239.4)
Financing activities	2.6	181.2	0.4

Net increase (decrease) in cash and cash equivalents	$(10.3)	$215.9	$(27.8)

        Cash flow from operating activities.    Our net cash provided by operating activities increased by $61.2 million from $150.0 million in 2007 to $211.2 million in 2008. This increase was primarily due to an increase in our net income adjusted for amortization and depreciation and other non-cash items, which increased by $65.5 million. In addition, there was an increase in working capital of $4.2 million driven by accounts receivable. Our accounts receivable increased by $42.4 million in 2008 compared to $39.5 million in 2007, primarily due to general growth in our business. However, our days sales outstanding decreased marginally by two days to 73 days in 2008.

        Cash flow from investing activities.    Our net cash used in investing activities was $239.4 million in 2008 compared to $115.3 million in 2007. We invested $62.4 million in purchases of property, plant and equipment in connection with the opening of new Delivery Centers, acquiring land, which is intended to be used for Special Economic Zone, or SEZ, qualifying operations in India, in 2008 compared to $65.9 million 2007. In addition, we acquired net assets from GE in Guatemala for a cash payment of $7.0 million. These assets included IT and telecom equipment, and lease-hold improvements including furniture and fixtures. We invested $141.7 million (net) in U.S. Treasury bills with an original maturity of more than three months and $34.0 million with GE India during 2008. We paid $15.0 million as partial payment for the acquisition of ICE in March 2007, including acquisition-related expenses and net of cash acquired.

        Cash flow from financing activities.    Our net cash used by financing activities was $0.4 million in 2008, compared to cash provided of $181.2 million in 2007. We repaid $20 million of our long term debt as part of our scheduled repayments under our credit arrangement and repaid long term loans of $4.1 million to GE and $1.0 million to Ross Capital. In addition, we paid the minority partners of ICE $9.7 million in 2008. In 2008, we received $13.2 million in proceeds from the issuance of common shares to employees to satisfy stock option exercises including the fringe benefit tax recovered from most of our Indian employees compared to $2.8 million in 2007. In the fourth quarter of 2008, we drew down $25.0 million in a short term loan from our credit facility. During 2007, we had received proceeds from the issuance of common shares in our initial public offering of $303.5 million, which was partly used to repay our short term debt of $83.0 million.

Financing Arrangements

        Total long-term debt excluding capital lease obligations was $99.2 million at December 31, 2008 compared to $123.7 million at December 31, 2007 and $226.0 million at December 31, 2006. All of this indebtedness at December 31, 2008 represented long-term debt incurred to finance the 2004 Reorganization.

        The weighted average rate of interest with respect to outstanding long-term loans was 6.2%, 6.3% and 4.3% for the years ended December 31, 2006, 2007 and 2008, respectively. We did not incur any long-term debt until December 30, 2004.

        We incurred $180 million of long-term indebtedness in connection with the 2004 Reorganization. This indebtedness was restructured in 2006 and has been reduced to $100.0 million as of December 31, 2008. We are obligated to repay such indebtedness in annual installments, with the final maturity in 2011. The agreement contains restrictive covenants, such as requiring lender consent for, among other things, the creation of any liens on any of our property, assets or revenues, the incurring of further indebtedness, the making of or holding of any investments, dispositions of assets, the declaration of any dividends, engaging in any substantially different material line of business, transactions with affiliates and entering into certain agreements. In addition, we must comply with financial covenants pertaining to interest coverage, leverage and the positive net worth of our Indian business. This debt is also secured by a charge over substantially all of our property and assets including but not limited to our equipment, goods, accounts receivable, real estate, bank accounts and our other current assets. As of the date of this Annual Report, we believe that we are in full compliance with all the covenants and undertakings as described above.

        We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. Prior to January 1, 2005, affiliates of GE provided us with short-term borrowing facilities. As of December 31, 2008, short-term credit facilities available to the company aggregated $145.0 million, which are under the same agreement as our long-term debt facility. As of December 31, 2008, a total of $32.9 million was utilized, which represented $7.9 million non-funded draw down and $25.0 million cash drawdown.

        The cash drawdown of $25.0 million was used to finance expansion plans in Guatemala, Morocco and the Philippines as well as to satisfy the contingent payment owing to the sellers of ICE. Since we have successfully utilized part of the short-term facility, management believes that it will be able to utilize the remaining undrawn amounts under the credit facility as needed.

Goodwill Impairment Testing

        We test goodwill for impairment at least on an annual basis on September 30. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Determining whether an impairment has occurred requires valuation of the respective reporting units, which we estimate using the discounted cash flow method. Valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions which we believe to be reasonable but that are unpredictable and inherently uncertain and accordingly actual results may differ from these estimates. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The results of our evaluation as of September 30, 2008, showed that the fair values of all our reporting units exceeded their book values.

        As a result of the changes in the global economy that occurred during 2008, we have performed an evaluation of potential impairment as at December 31, 2008 for events and conditions identified in accordance with the guidance in paragraph 20 of SFAS No. 142, "Goodwill and Other Intangible Assets" and the results of our evaluation as at December 31, 2008, showed that the fair values of all our reporting units exceeded their book values.

Off-Balance Sheet Arrangements

        Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see the Risk Factor entitled "Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition," "—Contractual Obligations" below and note 8 of our consolidated financial statements.

Contractual Obligations

        The following table sets forth our total future contractual obligations as of December 31, 2008:

	Payments due by Period (dollars in millions)
	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
Long-term debt	$29.5	$69.7	$—	$—	$99.2
Short-term debt	25.0	—	—	—	25.0
Capital leases	2.0	3.2	1.1	—	6.4
Operating leases	21.7	41.1	80.1	—	142.9
Purchase obligations	5.0	—	—	—	5.0
Capital commitments net of advances	15.9	—	—	—	15.9
Other long-term liabilities(1)	152.1	283.1	—	—	435.1

Total contractual cash obligations	$251.1	$397.0	$81.3	$—	$729.4

(1)
Excludes $11.0 million towards uncertain tax positions calculated in accordance with FIN 48. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimatable or determinable, at present.

Recent Accounting Pronouncements

  Recently adopted accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines "fair value", establishes a framework for the measurement of fair value and enhances disclosures about fair value measurements. The statement does not require any new fair value measures but its provisions apply when fair value measurements are performed as required or permitted under other accounting pronouncements. In February 2008, the FASB approved FASB Staff Position No.157-2, "Effective Date of FASB statement No. 157", which grants a one-year deferral of SFAS No. 157's fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company's financial position and results of operations. See note 7 for information and related disclosures regarding our fair value measurements.

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

  Level 1—Quoted prices for identical instruments in active markets.

  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

  Level 3—Significant inputs to the valuation model are unobservable.

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

        The following section describes the valuation methodologies we use to measure different financial instruments at fair value:

  Derivatives.    We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 primarily represent foreign currency forward contracts. The quotes are taken from multiple independent sources including financial institutions.

  Short-term Investments.    We invested $190.3 million in U.S. Treasury bills during the fourth quarter of 2008. The average maturity of these investments is approximately 6 months and we intend to hold them until maturity. We value our short-term investments based on quoted prices for similar instruments in active markets

  Loans Held for Sale.    Loans held for sale were $2.1 million as of December 31, 2008 which has been adequately reserved. Loans held for sale included in Level 3 primarily represent loans disbursed by the mortgage business we acquired in August 2006. Loans held for sale are valued using collateral values based on inputs from a single source where we are not able to corroborate the inputs and assumptions with other relevant market information.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. The issuance of SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159. The Company has not elected to use fair value measurements under SFAS No. 159 with respect to any existing eligible instruments.

  Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations", which is a revision of SFAS No. 141, "Business Combinations". This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to comply with the provisions of SFAS No. 141R for acquisitions made in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent's equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS No. 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities with a view toward improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, however does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS No. 142-3"). FSP FAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP FAS No. 142-3 on its consolidated financial statements.

        In November 2008, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 08 6, "Equity Method Investment Accounting Considerations". EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor's basis of the impaired asset for the investor's pro-rata share of such impairment. In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor's ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of Statement 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, or the cost method under APB 18, as appropriate. EITF 08-6 is effective for transactions occurring on or after December 15, 2008. We do not anticipate that the adoption of EITF 08-6 will materially impact the Company's financial position or results of operations.

        In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" FSP FAS 132(R)-1 provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of the FSP on its disclosures about plan assets.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

  Foreign Currency Risk

        Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 75% in fiscal 2008) are received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pound sterling, Australian dollars, Chinese renminbi and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, euro and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2008, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2008 by approximately $5 million. Similarly, a 5.0% depreciation in the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2008 by approximately $22 million. Conversely, a 5.0% appreciation in the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2008 by approximately $24 million.

        We have sought to reduce the effect of any Indian rupee-U.S. dollar, Chinese renmimbi-Japanese yen, euro-Hungarian forint and Romanian leu and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows. These instruments typically have maturities of one to forty months. We use these instruments as economic hedges and not for speculative purposes and most of them qualify for hedge accounting under SFAS 133. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China and India limit the maturity and amount of such arrangements. We may not be able to purchase contracts adequate to insulate ourselves from Indian rupee-U.S. dollar and Chinese renminbi-Japanese yen foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange (gains) losses, net."

  Interest Rate Risk

        Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2008, we had approximately $100 million of long-term indebtedness and $25 million of short term indebtedness under our credit facility. Interest on our indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Based on our long-term indebtedness of $100 million as of December 31, 2008 a 1% change in interest rates would impact our net interest expense by $1 million.

        In addition, we had invested $190.3 million in U.S. Treasury bills as of December 31, 2008. A 1% change in interest rates would impact our net interest income by $1.9 million.

  Credit Risk

        As of December 31, 2008, we had accounts receivable of $229.3 million, $88.8 million of which was owed by GE and the balance $140.5 million of which was owed by Global Clients. No single Global Client owed more than $11.0 million. During the fourth quarter of 2008, we conducted an internal assessment of the liquidity position of certain of our clients from whom we derive revenues of more than $2.0 million for banking, financial services and insurance clients and $5.0 million for other clients based on their liquid assets, access to credit lines, credit ratings and movements in their share price. Based on the analysis we are continuously monitoring the clients. To date, we have not seen any delays in payments other than in the normal business practice for these clients.

        Prior to May 31, 2007, Genpact Mortgage Services, or Genpact Mortgage, funded mortgage loans with the intention of holding them on a short-term basis (typically less than 45 days) and then selling them in the secondary market. As of May 31, 2007, when it ceased funding new mortgage loans, Genpact Mortgage held mortgage loans in the aggregate principal amount of $12.8 million. As of December 31, 2008, Genpact Mortgage held mortgage loans in the aggregate principal amount of $2.1 million, $0.8 million of which are insured and $1.3 million of which have been reserved.

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required by this item are listed in Item 15—"Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

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

  Management's Annual Report on Internal Control Over Financial Reporting

        Genpact's management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

            (i)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

           (ii)  provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or our Board of Directors; and

          (iii)  provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        KPMG, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See "Report of Independent Registered Public Accounting Firm" on page F-2.

  Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item will be included in our Proxy Statement for the 2009 Annual Meeting of stockholders under the captions, "Election of Directors", "Information about Executive Officers", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008 and is incorporated by reference in this report.

Item 11.    Executive Compensation

        The information required by this Item will be included in our Proxy Statement for the 2009 Annual Meeting of stockholders under the caption, "Information about Executive and Director Compensation", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in our Proxy Statement for the 2009 Annual Meeting of stockholders under the captions, "Security Ownership Of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item will be included in our Proxy Statement for the 2009 Annual Meeting of stockholders under the caption, "Certain Relationships and Related Transactions", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item will be included in our Proxy Statement for the 2009 Annual Meeting of stockholders under the caption, "Independent Registered Public Accounting Firm Fees and Other Matters", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2008 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   Documents filed as part of this Annual Report on Form 10-K:

          1.     Consolidated Financial Statements

      The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-2 through F-57 hereof.

          2.     Financial Statement Schedules

      Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

          3.     Exhibits

      See the Exhibit Index on pages E-1 through E-4 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

GENPACT LIMITED AND ITS SUBSIDIARIES

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Genpact Limited:

        We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries ("Genpact Limited" or the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

KPMG
Gurgaon, India
February 27, 2009

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

		As of December 31,
	Notes	2007	2008
Assets
Current assets
Cash and cash equivalents	4	$279,306	$184,050
Short term investments	5	—	141,662
Accounts receivable, net	6	99,354	140,504
Accounts receivable from a significant shareholder, net	6,29	93,307	88,793
Short term deposits with a significant shareholder	29	35,079	59,332
Deferred tax assets	27	9,683	38,629
Due from a significant shareholder	9,29	8,977	1,428
Prepaid expenses and other current assets	9	146,155	89,936

Total current assets		671,861	744,334
Property, plant and equipment, net	10	195,660	174,266
Deferred tax assets	27	2,196	111,002
Investment in equity affiliates	29	197	970
Customer-related intangible assets, net	11	99,257	56,858
Other intangible assets, net	11	10,375	5,309
Goodwill	11	601,120	531,897
Other assets	12	162,800	71,690

Total assets		$1,743,466	$1,696,326

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets (Continued)

(In thousands, except per share data)

		As of December 31,
	Notes	2007	2008
Liabilities and shareholders' equity
Current liabilities
Short-term borrowings	16	$—	$25,000
Current portion of long-term debt	17	19,816	29,539
Current portion of long-term debt from a significant shareholder	17,29	1,125	—
Current portion of capital lease obligations	14	38	41
Current portion of capital lease obligations payable to a significant shareholder	14,29	1,826	1,968
Accounts payable		12,446	8,377
Income taxes payable	27	7,035	2,081
Deferred tax liabilities	27	20,561	12
Due to a significant shareholder	15,29	8,930	9,832
Accrued expenses and other current liabilities	15	206,562	349,761

Total current liabilities		$278,339	$426,611
Long-term debt, less current portion	17	100,041	69,665
Long-term debt from a significant shareholder, less current portion	17,29	2,740	—
Capital lease obligations, less current portion	14	137	82
Capital lease obligations payable to a significant shareholder, less current portion	14,29	2,969	4,259
Deferred tax liabilities	27	40,738	10,174
Due to a significant shareholder	18,29	8,341	7,322
Other liabilities	18	56,366	333,847

Total liabilities		$489,671	$851,960

Minority interest	19	3,066	2,573
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued	22	—	—
Common shares, $0.01 par value, 500,000,000 authorized, 212,101,874 and 214,560,620 issued and outstanding as of December 31, 2007 and 2008, respectively	22	2,121	2,146
Additional paid-in capital		1,000,179	1,030,304
Retained earnings		26,469	151,610
Accumulated other comprehensive income (loss)		221,960	(342,267)

Total shareholders' equity		1,250,729	841,793
Commitments and contingencies	30

Total liabilities, minority interest and shareholders' equity		$1,743,466	$1,696,326

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

		Year ended December 31,
	Notes	2006	2007	2008
Net revenues
Net revenues from services—significant shareholder	29	$453,305	$481,270	$490,153
Net revenues from services—others		158,282	340,408	550,639
Other revenues		1,460	1,493	55

Total net revenues	2(u)	613,047	823,171	1,040,847

Cost of revenue
Services	2(u), 24, 29	368,141	481,805	619,231
Others	24	1,090	1,133	—

Total cost of revenue		369,231	482,938	619,231

Gross profit		243,816	340,233	421,616
Operating expenses:
Selling, general and administrative expenses	2(u), 25, 29	161,966	218,237	254,533
Amortization of acquired intangible assets	11	41,715	36,938	36,513
Other operating (income) expense, net	29	(4,930)	(4,264)	(3,143)

Income from operations		$45,065	$89,322	$133,713
Foreign exchange (gains) losses, net	2(u)	1,908	2,518	(4,089)
Other income (expense), net	26, 29	(9,235)	(5,196)	6,547

Income before share of equity in (earnings) loss of affiliates, minority interest and income tax expense (benefit)		33,922	81,608	144,349
Minority interest	19	—	8,387	9,460
Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit)		33,922	73,221	134,889
Equity in (gain) loss of affiliates		—	255	925
Income tax expense (benefit)	27	(5,850)	16,543	8,823

Net Income		$39,772	$56,423	$125,141

Net income (loss) available to common shareholders	23	$(10,568)	$17,285	$125,141
Earnings (loss) per common share—	23
Basic		$(0.15)	$0.13	$0.59
Diluted		$(0.15)	$0.12	$0.57

Weighted average number of common shares used in computing earnings (loss) per common share—
Basic		70,987,180	135,517,771	213,480,623
Diluted		70,987,180	142,739,811	218,444,224

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
(In thousands, except share data)

	2% Cumulative Series A convertible preferred stock		5% Cumulative Series B convertible preferred stock							Treasury stock
					Common shares				Accumulated Other Comprehensive Income (loss)
							Additional Paid-in Capital	Retained Earnings		Common shares	Series A Preferred stock		Total Shareholders' Equity	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount	Shares	Amount						Amount
Balance as of January 1, 2006	3,078,270	$95,427	3,018,270	$93,567	71,274,600	$713	$455,054	$681	$(53,471)	—	—	$—	$591,971
Issuance of common shares on exercise of options	—	—	—	—	116,138	1	399	—	—	—	—	—	400
Repurchase of common shares and preferred stock from a significant shareholder	—	—	—	—	—	—	—	—	—	(3,628,130)	(59,000)	(49,995)	(49,995)
Repurchase and retirement of cumulative Series A convertible preferred stock from employees	(402)	(13)	—	—	—	—	(52)	—	—	—	—	—	(65)
Repurchase and retirement of cumulative Series B convertible preferred stock from employees	—	—	(402)	(13)	—	—	(52)	—	—	—	—	—	(65)
Share-based compensation expense (Note 21)	—	—	—	—	—	—	4,501	—	—	—	—	—	4,501
Accrual of dividend on preferred stock (Note 22 and 23)	—	—	—	—			34,475	(34,475)	—	—	—	—	—
Comprehensive income:										—
Net income	—	—	—	—	—	—	—	39,772	—	—	—	—	39,772	$39,772
Other comprehensive income:
Unrealized gain on cash flow hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	24,333	—	—	—	24,333	24,333
Currency translation adjustments	—	—	—	—	—	—	—	—	14,790	—	—	—	14,790	14,790

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	$78,895

Adjustments to initially apply to SFAS No. 158, net of taxes					—	—	—	—	(947)	—		—	(947)

Balance as of December 31, 2006	3,077,868	$95,414	3,017,868	$93,554	71,390,738	$714	$494,325	$5,978	$(15,295)	(3,628,130)	(59,000)	$(49,995)	$624,695

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
(In thousands, except share data)

	2% Cumulative Series A convertible preferred stock		5% Cumulative Series B convertible preferred stock
										Treasury stock
					Common shares				Accumulated Other Comprehensive Income (loss)
							Additional Paid-in Capital	Retained Earnings		Common shares	Series A Preferred stock		Total Shareholders' Equity	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount	Shares	Amount						Amount
Balance as of January 1, 2007	3,077,868	$95,414	3,017,868	$93,554	71,390,738	$714	$494,325	$5,978	$(15,295)	(3,628,130)	(59,000)	$(49,995)	$624,695
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 21)	—	—	—	—	616,174	6	2,839	—	—	—	—	—	2,845
Treasury Stock issued in business combination	—	—	—	—	—	—	8,045	—	—	1,442,315	—	15,220	23,265
Retirement of treasury stock	(59,000)	(1,829)	—	—	(2,185,815)	(22)	(32,924)	—	—	2,185,815	59,000	34,775	—
Issuance of common shares in business combination	—	—	—	—	48,843	—	698	—	—	—	—	—	698
Issuance of restricted common shares to Axis Trust (Note 3(b))	—	—	—	—	94,610	1	(1)	—	—	—	—	—	—
Repurchase and retirement of common shares from employees	—	—	—	—	(106,007)	(1)	(1,709)	—	—	—	—	—	(1,710)
Repurchase and retirement of cumulative Series A convertible preferred stock from employees	(522)	(16)	—	—	—	—	(126)	—	—	—	—	—	(142)
Repurchase and retirement of cumulative Series B convertible preferred stock from employees	—	—	(522)	(16)	—	—	(126)	—	—	—	—	—	(142)
Accrual of dividend on preferred stock (Note 22 and 23)	—	—	—	—			35,932	(35,932)	—	—	—	—	—
Other issuance of common shares	—	—	—	—	547	—	9	—	—	—	—	—	9
Effect of 2007 Reorganization (Note 22)	(3,018,346)	(93,569)	(3,017,346)	(93,538)	119,301,607	1,193	185,914	—	—	—	—	—	—
Issuance of common share through Initial public offering, net (Note 1)	—	—	—	—	22,941,177	230	294,282	—	—	—	—	—	294,512
Share-based compensation expense (Note 21)	—	—	—	—	—	—	13,021	—	—	—	—	—	13,021
Comprehensive income:										—
Net income	—	—	—	—	—	—	—	56,423	—	—	—	—	56,423	56,423
Other comprehensive income:
Unrealized gain on cash flow hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	122,071	—	—	—	122,071	122,071
Currency translation adjustments	—	—	—	—	—	—	—	—	115,406	—	—	—	115,406	115,406
Retirement benefits, net of taxes	—	—	—	—	—	—	—	—	(222)	—	—	—	(222)	(222)

Comprehensive income (loss)					—	—	—	—	—	—		—	—	$293,678

Balance as of December 31, 2007	—	—	—	—	212,101,874	2,121	1,000,179	26,469	221,960	—	—	—	1,250,729

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Common shares				Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income (loss)
	Shares	Amount
Balance as of January 1, 2008	212,101,874	$2,121	$1,000,179	$26,469	$221,960	$1,250,729
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in note 21)	2,458,746	25	13,189	—	—	13,214
Share-based compensation expense (Note 21)	—	—	16,936	—	—	16,936
Comprehensive income:
Net income	—	—	—	125,141	—	125,141	$125,141
Other comprehensive income:
Unrealized loss on cash flow hedging derivatives, net of taxes	—	—	—	—	(363,281)	(363,281)	(363,281)
Currency translation adjustments	—	—	—	—	(199,553)	(199,553)	(199,553)
Retirement benefits, net of taxes					(1,393)	(1,393)	(1,393)

Comprehensive income (loss)							$(439,086)

Balance as of December 31, 2008	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$841,793

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2006	2007	2008
Operating activities
Net income	$39,772	$56,423	$125,141
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	34,944	47,652	54,640
Amortization of debt issue costs	3,289	718	645
Amortization of acquired intangible assets	43,047	37,956	37,426
Loss (gain) on sale of property, plant and equipment, net	(298)	(145)	1,766
Provision for doubtful receivables	1,446	3,934	1,876
Provision for mortgage loans	—	1,590	754
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(1,812)	(2,663)	2,583
Equity in loss of affiliates	—	255	925
Minority interest	—	8,387	9,460
Share-based compensation expense	4,501	13,021	16,936
Deferred income taxes	(8,804)	(4,873)	(24,421)
Change in operating assets and liabilities:
Increase in accounts receivable	(64,046)	(39,459)	(42,429)
Increase in other assets	(20,919)	(6,173)	(1,095)
Decrease in accounts payable	(1,221)	(2,710)	(3,054)
Increase in accrued expenses and other current liabilities	1,221	25,372	27,954
(Decrease) increase in income taxes payable	(3,295)	5,984	(4,758)
Increase in other liabilities	8,743	4,718	6,886

Net cash provided by operating activities	$36,568	$149,987	$211,235

Investing activities
Purchase of property, plant and equipment	(79,217)	(65,896)	(62,421)
Purchase of property, plant and equipment in an assets acquisition	—	—	(7,015)
Proceeds from sale of property, plant and equipment	4,526	3,161	7,405
Investment in affiliates	—	(441)	(1,789)
Purchase of short term investment	—	—	(182,442)
Proceeds from sale of short term investment	—	—	40,780
Short term deposits placed with significant shareholder	(167,746)	(251,832)	(282,348)
Redemption of short term deposits with significant shareholder	202,521	219,317	248,383
Payment for business acquisition, net of cash acquired	(9,561)	(19,588)	—

Net cash used in investing activities	$(49,477)	$(115,279)	$(239,447)

Financing activities
Repayment of capital lease obligations	(1,647)	(2,950)	(3,139)
Proceeds from long-term debt	115,072	1,525	—
Repayment of long-term debt	(144,127)	(21,458)	(25,063)
Short-term borrowings, net	83,000	(83,000)	25,000
Repurchase of common shares and preferred stock from a significant shareholder	(49,995)	—	—
Repurchase of common shares and preferred stock	(130)	(1,994)	—
Proceeds from issuance of common shares on exercise of options	400	2,845	13,214
Proceeds from issuance of common shares from initial public offering	—	303,512	—
Direct cost incurred in relation to initial public offering	—	(8,830)	—
Payment to minority shareholders	—	(8,495)	(9,648)

Net cash provided by financing activities	$2,573	$181,155	$364

Effect of exchange rate changes	1,068	28,013	(67,408)
Net increase (decrease) in cash and cash equivalents	(10,336)	215,863	(27,848)
Cash and cash equivalents at the beginning of the period	44,698	35,430	279,306

Cash and cash equivalents at the end of the period	$35,430	$279,306	$184,050

Supplementary information
Cash paid during the period for interest	$14,399	$13,526	$6,250
Cash paid during the period for income taxes	$7,658	$19,789	$38,193
Property, plant and equipment acquired under capital lease obligation	$3,065	$2,487	$4,941
Shares issued for business acquisition	$—	$23,963	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Operations

(a) Organization

        Genpact Limited (the "Company") was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holdings SICAR S.à.r.l. ("GGH") with the intent of making it the new holding company of our business. On July 13, 2007, the Company effectuated a transaction that resulted in the shareholders of GGH exchanging their common stock in GGH for common shares of the Company, and the shareholders of Genpact Global (Lux) S.à.r.l. ("GGL") exchanging their preferred and common stock in GGL for common shares of the Company. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH. This transaction and other related transactions commencing on this date are referred to as the "2007 Reorganization".

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

        The effect of the exchange of common shares of the Company in the 2007 Reorganization with the common shares of GGH has been retrospectively applied to shareholders' equity and per share amounts in the consolidated financial statements. This retrospective application had no material effect on other amounts. The effect of the exchange of preferred stock in the 2007 Reorganization has been applied to shareholders' equity and per share amounts in the consolidated financial statements from the effective date of the 2007 Reorganization.

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

        As the 2004 Reorganization resulted in a transfer of control of the Company, the 2004 Reorganization was accounted for under the purchase method pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations".

        In connection with the 2004 Reorganization, GE indemnified the Company for potential income tax and other tax related liabilities relating to periods prior to the 2004 Reorganization. Subsequent to

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

1. Nature of Operations (Continued)

the 2004 Reorganization, any income tax adjustments for periods prior to the 2004 Reorganization and related recoveries would be recordable as adjustments to the goodwill prior to adoption of SFAS No. 141R, "Business Combinations" but thereafter, the adjustments to uncertain tax positions will be recognized in the consolidated statement of income under SFAS No. 141R. However, because GE has indemnified the Company for these amounts, the net adjustment to goodwill for 2006, 2007 and 2008 is $0. Adjustments for taxes other than income taxes are recorded through the income statement, as are any related recoveries from GE pursuant to its indemnities. The Company has elected to adjust any such recoveries for taxes other than income taxes against the related expense. Amounts due from GE for taxes other than income taxes, under such indemnification were $621 and ($4,403), respectively, for the years ended December 31, 2007 and 2008.

        Additionally, as a part of the 2004 Reorganization, GE agreed to refund certain post-acquisition expenses relating to an employee incentive program for specific employees. During 2006, 2007, and 2008, the Company received $6,161, $0 and $0, respectively, under the arrangement. The Company has recorded these post-acquisition expenses through the income statement for 2006, 2007, and 2008. The amounts recovered from GE under the purchase agreement are recorded as an adjustment to recorded goodwill.

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

(b) Nature of Operations

        The Company is a leader in the globalization of services and technology and a pioneer in managing business processes for companies around the world. The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company's service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services. The Company delivers services from a global network of more than 35 locations in twelve countries. The Company's service delivery locations, referred to as Delivery Centers, are in India, the United States ("U.S."), China, Mexico, Romania, the Netherlands, Hungary, the Philippines, Spain, Poland, Guatemala and Morocco.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

        The minority interest disclosed in the accompanying consolidated financial statements represents the minority partners' interest in the operation of Genpact Netherlands B.V. and the profits associated with the minority partners' interest in those operations. The minority partners are individually liable for the tax obligations on their share of profit and, accordingly, minority interest has been computed prior to tax and disclosed accordingly in the consolidated statements of income

(b) Use of estimates

        The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the carrying amount of property, plant and equipment, intangibles and goodwill, the provision for doubtful receivables and the valuation allowance for deferred tax assets, valuation of derivative financial instruments, the measurements of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management's best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the financial statements.

(c) Revenue recognition

        The Company derives its revenue primarily from business process services, which are provided on both time-and-materials and fixed-price basis. The Company recognizes revenue from services under time-and-materials contracts when persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is reasonably assured. Such revenues are recognized as the services are provided. The Company's fixed-price contracts include contracts for application maintenance and support services. Revenues on these contracts are recognized ratably over the term of the agreement. The Company recognizes revenue and unbilled receivables for the services rendered between the last billing date and the balance sheet date.

        Customer contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

        Revenue with respect to fixed-price contracts for development of software is recognized on a percentage of completion method. Guidance has been drawn from paragraph 95 of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", to account for revenue from fixed price arrangements for software development and related services in conformity with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The input (effort expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

        The Company has deferred the revenue and the costs attributable to certain process transition activities with respect to its customers where such activities do not represent the culmination of a separate earnings process. Such revenue and costs are subsequently recognized ratably over the period in which the related services are performed. Further, the deferred costs are limited to the amount of the deferred revenues.

        Revenues are reported net of value-added tax, business tax and applicable discounts and allowances. Reimbursements of out-of-pocket expenses received from customers have been included as part of revenues in accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred".

(d) Cash and cash equivalents

        Cash and cash equivalents consist of cash balances and all highly liquid investments purchased with an original maturity of three months or less.

(e) Short term investments

        All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short term investments. Marketable short term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses on investments are determined based on the specific identification method and are included in "Other income (expense), net". The company does not hold these investments for speculative or trading purposes.

(f) Property, plant and equipment, net

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

Years
Buildings	40
Furniture and fixtures	4
Computer equipment and servers	4
Plant, machinery and equipment	4
Computer software	4
Leasehold improvements	Lesser of lease period or 10 years
Vehicles	3–4

        The cost of software purchased for internal use is accounted for under SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use".

        Advances paid towards acquisition of property, plant and equipment outstanding as of each balance sheet date and the cost of property, plant and equipment not put to use before such date are disclosed under "Capital work in progress".

(g) Research and development expense

        Development costs incurred for software to be sold, if any, will be expensed as incurred as research and development costs until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Thereafter, all software production costs will be capitalized and amortized over their useful lives and reported at the lower of unamortized cost and net realizable value.

(h) Business combinations, goodwill and other intangible assets

        SFAS No. 141, "Business Combinations", requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", all assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units.

        Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on September 30, based on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

        Intangible assets acquired individually or with a group of other assets or in a business combination are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	3–10 years
Marketing-related intangible assets	1–5 years
Contract-related intangible assets	1 year
Other intangible assets	3 years

        Intangible assets are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

(i) Impairment of long-lived assets

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

(j) Foreign currency

        The consolidated financial statements are reported in U.S. Dollars. The functional currency of the Company is U.S. Dollars. The functional currency for subsidiaries organized in Europe, other than the U.K., is the Euro, and the functional currencies of subsidiaries organized in China, Guatemala, India, Japan, Morocco, the Philippines and the U.K. are their respective local currencies. The functional currency of all other legal entities forming part of the Company is the U.S. Dollar. The translation of the functional currencies of the respective subsidiaries into U.S. Dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (loss), net, as a separate component of shareholders' equity.

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

(k) Loans held for sale

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

(l) Derivative instruments and hedging activities

        In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate and interest rate risk. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies.

        The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (loss), net of taxes until the hedged transactions occur and are then recognized in the consolidated statements of income along with the underlying hedged item and disclosed as part of "Total net revenues", "Cost of revenue" and "Selling, general and administrative expenses", as applicable. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow, and interest rate hedges are recognized in the consolidated statements of income and are included in foreign exchange (gains) losses, net, and other income (expense), net, respectively.

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

        In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent change in its fair value in the consolidated statements of income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in the consolidated statements of income the gains and losses attributable to such derivative that were accumulated in other comprehensive income (loss).

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(m) Income taxes

        The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating losses carry forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period that includes the enactment date or the filing/ approval date of the tax status change. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        The Company adopted the provisions of FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be more likely than not sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. Upon adoption of FIN 48, the Company's policy to include interest and penalties related to unrecognized tax benefits within its provision for income tax expense did not change.

(n) Retirement benefits

        Contributions to defined contribution plans are charged to consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. In accordance with SFAS No. 87, "Employers' Accounting for Pensions", the liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences in accordance with SFAS No. 43, "Accounting for Compensated Absences". As of December 31, 2006, the Company adopted SFAS No. 158, "Employer's Accounting for Defined Benefit Pensions and Other Post Retirement Benefits".

(o) Share-based compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share Based Payment", following the prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based awards based on the grant date fair value determined under the option pricing model of those awards. Upon adopting SFAS No. 123(R), the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

Company began to recognize compensation expense for stock options net of estimated forfeitures. Share-based compensation recognized in the consolidated statements of income for the years ended December 31, 2006, 2007 and 2008 is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. SFAS No. 123(R) required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the prospective transition method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption.

        Prior to adoption of SFAS No. 123(R), the Company followed the minimum value method of SFAS No. 123, "Accounting for Stock Based Compensation", to account for its stock-based awards. Under this method, compensation expense was recorded on the date of grant if the fair value of the underlying stock on date of grant exceeded the present value of the stock options on the date of grant. The Company amortizes the cost using the accelerated method of cost recognition. As required under the prospective transition method, for the portion of awards outstanding at the date of initial application of SFAS No. 123(R), the Company continues to apply the minimum value method. For awards granted after the adoption of SFAS No. 123(R), the Company has elected to amortize the compensation cost on a straight-line basis over the vesting period.

(p) Financial instruments and concentration of credit risk

        Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a significant shareholder, and with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 48% and 39% of receivables as of December 31, 2007 and 2008, respectively. GE accounted for 74%, 58% and 47% of revenues for the years ended December 31, 2006, 2007 and 2008, respectively.

(q) Earnings (loss) per share

        In accordance with SFAS No. 128, "Earnings per Share", basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for options except where the results would be anti-dilutive.

(r) Commitments and contingencies

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(s) Recently adopted accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines "fair value", establishes a framework for the measurement of fair value and enhances disclosures about fair value measurements. The statement does not require any new fair value measures but its provisions apply when fair value measurements are performed as required or permitted under other accounting pronouncements. In February 2008, the FASB approved FASB Staff Position FAS No.157-2, "Effective Date of FASB statement No. 157", which grants a one-year deferral of SFAS No. 157's fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company's financial position and results of operations. See note 7 for information and related disclosures regarding our fair value measurements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to elect to measure many financial instruments and certain other eligible items at fair value. The issuance of SFAS No. 159 is expected to expand the use of fair value measurement in the preparation of financial statements. However, SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159. The Company has not elected to use fair value measurements under SFAS No. 159 with respect to any existing eligible instruments.

(t) Recently issued accounting pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations", which is a revision of SFAS No. 141, "Business Combinations". This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to comply with the provisions of SFAS No. 141R for acquisitions made in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent's equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statements of income, and (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS No. 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities with a view toward improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, however does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS No. 142-3"). FSP FAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP FAS No. 142-3 on its consolidated financial statements.

        In November 2008, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations". EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor's basis of the impaired asset for the investor's pro-rata share of such impairment. In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor's ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of SFAS No. 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", or the cost method under APB 18, as appropriate. EITF 08-6 is effective for transactions occurring on or after December 15, 2008. We do not anticipate that the adoption of EITF 08-6 will materially impact the Company's financial position or results of operations.

        In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" FSP FAS 132(R)-1 provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

December 15, 2009. The Company is currently evaluating the impact of the FSP on its disclosures about plan assets.

(u) Reclassification

        Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period.

        In the second quarter of 2008, the Company reclassified certain amounts relating to the effective portion of the (gains) losses on foreign currency derivative contracts in order to more clearly reflect the Company's costs, including the impact of its foreign exchange hedging strategy. Such (gains) losses have been reclassified from "Foreign exchange (gains) losses, net" to the underlying hedged item and disclosed within "Income from operations" as part of "Total net revenues", "Cost of revenue" or "Selling, general and administrative expenses", as applicable. Further, the remaining portion of "Foreign exchange (gains) losses, net" have been reclassified from operating income to non-operating income, and disclosed separately. The above includes the ineffective portion of the (gains) losses on foreign currency derivative contracts as well as all other foreign exchange (gains) losses.

	Year ended December 31,		Year ended December 31,
	2006	2007	2006	2007
	As Originally Reported		As Reclassified
Total net revenues	$613,047	$822,684	$613,047	$823,171
Total cost of revenue	360,881	515,463	369,231	482,938

Gross profit	252,166	307,221	243,816	340,233

Selling, general and administrative expenses	159,203	231,320	161,966	218,237
Foreign exchange (gains) losses, net	13,021	(43,577)	—	—
Other operating (income) expense, net	(4,930)	(4,264)	(4,930)	(4,264)

Income from operations	43,157	86,804	45,065	89,322

Foreign exchange (gains) losses, net	—	—	1,908	2,518

Income before share of equity in (earnings) loss of affiliate, minority interest and income tax expense (benefit)	33,922	81,608	33,922	81,608

Net Income	$39,772	$56,423	$39,772	$56,423

3. Business acquisitions

(a) Genpact Netherlands B.V. (ICE)

        On March 1, 2007, the Company acquired E-Transparent B.V. (subsequently renamed as Genpact Netherlands B.V.) and certain related entities, which are controlling partners in a partnership known as ICE, for cash consideration of $20,135 and 1,442,316 common shares of the Company with an estimated fair value of $23,265. Additionally, acquisition-related expenses as incurred by the Company

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

3. Business acquisitions (Continued)

amounted to $1,912. The total purchase consideration amounted to $45,313. Through this acquisition, the Company provides SAP enterprise solutions to business enterprises. ICE also has certain minority partners and interest related to such minority partners has been shown as minority interest.

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

$45,313

        The terms of the acquisition agreement for ICE provided for the payment of contingent consideration in 2009 to the former shareholders of ICE, if certain profitability targets were met. As a result of achieving these profitability targets, in May 2008 the Company entered into an agreement with the former shareholders of ICE providing that additional purchase consideration of $23,539 would be paid unconditionally on February 16, 2009, and such amount was paid.. The Company has followed the consensus reached in EITF 95-8, "Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination", and recorded the payable with an offset to goodwill in the second quarter of 2008.

(b) Axis Risk Consulting Services Private Limited (Axis)

        In December 2007, the Company consummated a transaction to acquire 100% of the outstanding shares of Axis for cash consideration of $4,541 and 143,453 common shares of the Company issued to selling shareholders. 94,610 common shares that were issued to selling shareholders who became employees of the Company are subject to restrictions on transfer linked to continued employment with the Company for a specified period. In accordance with EITF 95-8, the Company has accounted for such shares as compensation for services. Accordingly only 48,843 common shares have been considered as part of purchase consideration with a fair value of $698. Additionally, acquisition-related expenses as incurred by the Company amounted to $95. The total purchase consideration amounted to $5,334. Axis is engaged in the business of providing risk consultancy, advisory and risk assurance services.

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

$5,334

4. Cash and Cash Equivalents

        Cash and cash equivalents as of December 31, 2007 and 2008 are comprised of the following:

	As of December 31,
	2007	2008
Deposits with banks	$218,824	$75,277
U.S. Treasury bills	—	48,690
Other cash and bank balances	60,482	60,083

	$279,306	$184,050

5. Short Term Investments

        The components of the Company's short term investments as of December 31, 2008 are as follows:

	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$141,662	$—	$—	$141,662

Total short term investments	$141,662	$—	$—	$141,662

        The fair value of short term investments approximates the carrying value as of December 31, 2008.

6. Accounts receivable, net of provision for doubtful receivables

        The following table provides provision for doubtful receivables as recorded by the Company:

As of December 31,	Balance at the beginning of the year	Additions charged to cost and expense	Deductions	Balance at the end of the year
2006	$1,988	1,446	(1,616)	$1,818
2007	$1,818	3,934	(247)	$5,505
2008	$5,505	1,876	(1,375)	$6,006

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

6. Accounts receivable, net of provision for doubtful receivables (Continued)

        Accounts receivable were $198,166 and $235,303, and provision for doubtful receivables were $5,505 and $6,006, resulting in net accounts receivable balances of $192,661 and $229,297, as of December 31, 2007 and 2008, respectively.

        Accounts receivable from a significant shareholder, GE, were $95,018 and $90,308, and provision for doubtful receivables were $1,711 and $1,515, resulting in net accounts receivable balances of $93,307 and $88,793, as of December 31, 2007 and 2008, respectively.

7. Financial Instruments

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and loans held for sale were determined using the following inputs as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$4,348	$—	$4,348	$—
Loans held for sale (Note a)	759	—	—	759
U.S. Treasury bills (Note c)	141,662	141,662	—	—

Total	$146,769	$141,662	$4,348	$759

Liabilities
Derivative Instruments (Note b)	$386,951	$—	$386,951	$—

Total	$386,951	$—	$386,951	$—

(a)
Included in prepaid expenses and other current assets and other assets in the consolidated balance sheet.

(b)
Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.

(c)
Included in short term investments in the consolidated balance sheet.

        Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

Year ended December 31, 2008
Opening balance, net	$1,743
Impact of fair value included in earnings (Note 13)	(984)

Closing balance	$759

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

7. Financial Instruments (Continued)

        The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from multiple independent sources including financial institutions. Loans held for sale are valued using collateral values based on inputs from a single source when the company is not able to corroborate the inputs and assumptions with other relevant market information. Investments in U.S.Treasury bills which are classified as available-for-sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

8. Derivative financial instruments

        The Company is exposed to foreign currency fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely forward foreign exchange contracts. The counterparties are banks and the Company considers the risks of non-performance by the counterparties as non-material. The forward foreign exchange contracts mature between one and thirty-nine months and the forecasted transactions are expected to occur during the same period. The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts as of (Note a)		Balance sheet exposure asset (liability) as of (Note b)
	As of December 31,		As of December 31,
	2007	2008	2007	2008
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,867,500	$2,526,000	$154,736	$(334,212)
United States Dollars (sell) Mexican Peso (buy)	24,500	24,000	608	(4,660)
United States Dollars (sell) Philippines Peso (buy)	9,400	8,000	421	(68)
Euro (sell) United States Dollars (buy)	—	13,831	—	(171)
Euro (buy) United States Dollars (sell)	—	23,033	—	(2,181)
Euro (sell) Hungarian Forints (buy)	30,406	29,739	1,650	(767)
Euro (sell) Romanian Leu (buy)	119,024	101,914	(9,163)	(32,210)
Japanese Yen (sell) Chinese Renminbi (buy)	27,164	59,859	1,567	(9,983)
Pound Sterling (sell) United States Dollars (buy)	51,053	11,993	558	1,568
Australian Dollars (sell) United States Dollars (buy)	—	4,418	—	81
Interest rate swaps (floating to fixed)	30,000	—	40	—

			$150,417	$(382,603)

(a)
Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company's exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

(b)
Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

        In connection with cash flow hedges, the Company has recorded as a component of accumulated and other comprehensive income (loss) within shareholders' equity a gain (loss) of $116,256, and ($247,025), net of taxes, as of December 31, 2007 and 2008, respectively.

        The following table summarizes the activity in accumulated other comprehensive income (loss) within shareholders' equity related to all derivatives classified as cash flow hedges during the years ended December 31, 2007 and 2008:

	Year ended December 31,
	2007	2008
Opening balance	$(5,815)	$116,256
Net gains (losses) reclassified into net income on completion of hedged transactions	34,370	10,893
Changes in fair value of effective portion of outstanding derivatives, net of taxes	156,441	(352,388)

Unrealized gains (losses) on cash flow hedging derivatives, net of taxes	122,071	(363,281)

Closing balance	$116,256	$(247,025)

        As of December 31, 2007 and 2008 there were no significant gains or losses on derivative transactions or portions thereof that have become ineffective as hedges, or associated with an underlying exposure that did not occur.

        In addition, the Company had net written options to sell U.S. Dollars, which are ineligible for hedge accounting under SFAS No. 133. Consequently, changes in the fair value of net written options aggregating to $1,043, ($1,068) and $0 have been recognized in the consolidated statements of income as foreign exchange (gains) losses, net for the years ended December 31, 2006, 2007, and 2008, respectively.

        The estimated net gains (losses) as of December 31, 2008 that are expected to be reclassified into earnings within the next twelve months are currently not determinable.

        Additionally, the Company has interest rate swaps for covering future variability in interest rates which have not been considered as hedges under SFAS No. 133. Consequently, changes in the fair value of the interest rate swaps aggregating to $1,684, ($41) and ($283) have been recognized in the consolidated statements of income under other income (expense), net for the years ended December 31, 2006, 2007, and 2008, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

9. Prepaid expenses and other current assets

        Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2007	2008
Advance taxes	$22,354	$24,700
Deferred transition costs	33,145	47,006
Loans held for sale	1,743	759
Derivative instruments	73,315	4,139
Employee advances	3,244	2,611
Advances to suppliers	1,982	1,795
Prepaid expenses	5,581	5,867
Receivable from a significant shareholder under indemnification arrangement	6,104	—
Deposits	1,359	499
Others	6,305	3,988

	155,132	91,364
Less: Due from a significant shareholder	(8,977)	(1,428)

	$146,155	$89,936

10. Property, plant and equipment, net

        Property, plant and equipment consist of the following:

	As of December 31,
	2007	2008
Land	$17,830	$14,610
Buildings	48,688	38,708
Furniture and fixtures	15,616	22,002
Computer equipment and servers	100,615	93,408
Plant, machinery and equipment	30,465	32,329
Computer software	39,523	50,028
Leasehold improvements	35,843	47,672
Vehicles	8,292	7,225
Capital work in progress	17,215	13,067

Property, plant and equipment, gross	314,087	319,049
Less: Accumulated depreciation and amortization	(118,427)	(144,783)

Property, plant, and equipment, net	$195,660	$174,266

        Depreciation expense on property, plant and equipment for the years ended December 31, 2006, 2007 and 2008 was $30,284, $34,665 and $37,094, respectively. The amount of computer software amortization for the years ended December 31, 2006, 2007 and 2008 was $5,651, $9,434 and $16,819, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

10. Property, plant and equipment, net (Continued)

        The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $991, ($3,553) and ($727) for the years ended December 31, 2006, 2007 and 2008, respectively.

        Property, plant and equipment, net include assets held under capital lease arrangements, which consist of the following:

	As of December 31,
	2007	2008
Vehicles	$7,572	$6,133
Furniture and fixtures	—	1,788

	$7,572	$7,921

Less: Accumulated depreciation	(3,129)	(2,812)

	$4,443	$5,109

        Depreciation expense in respect of these assets was $1,754, $1,966 and $1,841 for the years ended December 31, 2006, 2007 and 2008, respectively.

11. Goodwill and intangible assets

        The following table presents the changes in goodwill for the years ended December 31, 2007 and 2008:

	As of December 31,
	2007	2008
Opening balance	$493,452	$601,120
Goodwill relating to acquisitions consummated during the period	44,757	—
Additional goodwill representing contingent consideration in Genpact Netherlands B.V. (ICE)	—	23,539
Reversal of valuation allowance recorded in connection with past business acquisitions	—	(356)
Effect of exchange rate fluctuations	62,911	(92,406)

Closing balance	$601,120	$531,897

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Goodwill and intangible assets (Continued)

        Goodwill has been allocated as follows:

	As of December 31,
	2007	2008
India	$470,260	$394,458
China	20,568	22,253
Europe	20,982	17,206
Americas	46,301	37,604
Others	43,009	60,376

	$601,120	$531,897

        During 2007 and 2008, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in either year. The total amount of goodwill deductible for tax purposes is $20,404 and $15,980 as of December 31, 2007 and 2008, respectively.

        The Company's intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2007			As of December 31, 2008
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$232,190	$132,933	$99,257	$197,540	$140,682	$56,858
Marketing-related intangible assets	16,947	6,572	10,375	15,284	10,276	5,008
Contract-related intangible assets	559	559	—	458	458	—
Other intangible assets	—	—	—	344	43	301

	$249,696	$140,064	$109,632	$213,626	$151,459	$62,167

        Amortization expenses for intangible assets as disclosed in the consolidated financial statements of income under amortization of acquired intangible assets for the years ended December 31, 2006, 2007 and 2008 were $41,715, $36,938 and $36,513, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the years ended December 31, 2006, 2007 and 2008 was $1,332, $1,018 and $913, respectively, and has been reported as a reduction of revenue, consistent with the guidance in EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". As of December 31, 2008, the unamortized value of the intangible asset was $1,114, which will be amortized in future periods and reported as a reduction of revenue.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Goodwill and intangible assets (Continued)

        The estimated amortization schedule for the intangible assets for future periods is set out below:

For the year ending December 31:
2009	$26,657
2010	13,735
2011	9,199
2012	7,238
2013–2014	5,338

$62,167

12. Other assets

        Other assets consist of the following:

	As of December 31,
	2007	2008
Advance taxes	$8,341	$7,322
Deferred transition costs	38,792	38,417
Deposits	23,547	21,549
Derivative instruments	87,399	209
Prepaid expenses	894	688
Others	3,827	3,505

	$162,800	$71,690

13. Loans held for sale

        Loans held for sale were $2,408 and $2,049, and provision against loans held for sale were $665 and $1,290, resulting in net loans held for sale balances of $1,743 and $759 as of December 31, 2007 and 2008, respectively. Additionally, the Company has reserved $925 and $696 as of December 31, 2007 and 2008, respectively, for estimated losses on loans sold during the previous year.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Leases

        The Company has taken vehicles, and furniture and fixtures on lease from a significant shareholder and other lessors under capital lease arrangements. Future minimum lease payments are as follows:

As of December 31:
2009	$2,690
2010	2,224
2011	1,553
2012	955
2013	390

Total minimum lease payments	7,812
Less: amount representing future interest	(1,462)

Present value of minimum lease payments	6,350
Less: current portion	(2,009)

Long-term capital lease obligations	$4,341

        The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

Year ending December 31:
2009	$21,656
2010	20,668
2011	20,440
2012	18,333
2013 and beyond	61,783

Total minimum lease payments	$142,880

        Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight line basis over the lease term. Rent expenses under cancellable and non-cancellable operating leases were $13,894, $20,498 and $41,974 for the years ended December 31, 2006, 2007 and 2008, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

15. Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2007	2008
Accrued expenses	$66,660	$64,484
Accrued employee cost	57,911	59,114
Deferred transition revenue	36,947	54,716
Statutory liabilities	17,527	13,880
Retirement benefits	16,028	15,845
Derivative instruments	2,733	109,952
Advance from customers	8,518	15,335
Other liabilities	9,168	26,267

	$215,492	$359,593
Less: Due to a significant shareholder	(8,930)	(9,832)

	$206,562	$349,761

16. Short-term borrowings

        The Company has the following borrowing facilities:

  (a)
  fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees, short-term loans, and forward hedging. As of December 31, 2007 and 2008, the limits available were $27,252 and $41,215, respectively, and no amounts were outstanding.

  (b)
  fund-based and non-fund-based revolving credit facilities of $145,000 for operational requirements in the form of overdrafts and letters of credit, expiring in 2011. As of December 31, 2007 and 2008, the fund-based outstanding balances were $0 and $25,000, respectively. These facilities bear interest at LIBOR plus a margin of 0.70% to 0.875% (depending upon leverage). Interest rate as of December 31, 2008 was 4.14%. Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on indebtedness of the Company.

17. Long-term debt

        In connection with the 2004 Reorganization, the Company obtained a term loan amounting to $180,000 from a consortium of lenders. The proceeds, net of fees of $4,217, were used to finance the 2004 Reorganization and for working capital.

        During the year ended December 31, 2006, the Company refinanced the debt, including changing the composition of the syndicate of lenders, the interest rate, and the maturity profile. The Company paid a fee of $2,000 towards refinancing the loan. To the extent that the loan was refinanced by new lenders, the Company has recorded the refinancing as an extinguishment of the old loan with the existing unamortized cost relating to the old loan being expensed as a debt extinguishment loss. Fees paid to the new lenders are deferred and is amortized as an adjustment to interest expense over the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

17. Long-term debt (Continued)

remaining term of the new loan. To the extent that the loan was refinanced by the existing lenders, the Company has determined that the new loan is not substantially different from the old loan under the guidance provided by EITF 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments", and accordingly the existing unamortized costs are recorded as an adjustment to interest expense over the remaining term of the modified loan.

        Further, as a part of the above restructuring, the Company arranged revolving credit facilities of $145,000 as discussed under Note 16.

        The outstanding loan, refinanced, bears interest at LIBOR plus a margin (depending on the Company's leverage). The interest rates were 5.95% and 4.51%, as of December 31, 2007 and 2008, respectively. Indebtedness under the loan agreement is secured by certain assets, and the agreement contains certain covenants including a restriction on indebtedness of the Company. The amounts outstanding were $118,658 and $99,204, as of December 31, 2007 and 2008, respectively.

        During the year ended December 31, 2007, the Company entered into a financing arrangement amounting to $1,525 at an interest rate of 9.85% for the purchase of software licenses. The financed amount was repayable in equal monthly installments. The amounts outstanding were $1,199 and $0, as of December 31, 2007 and 2008, respectively.

        During the year ended December 31, 2006, the Company entered into a financing arrangement amounting to $5,656 at an interest rate of 8.85% with a significant shareholder for the purchase of software licenses. The financed amount was repayable in equal monthly installments. The amounts outstanding were $3,865 and $0, as of December 31, 2007 and 2008, respectively.

        The maturity profile of these loans is as follows:

Year	Amount
2009	$29,539
2010	44,715
2011	24,950

$99,204

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

18. Other liabilities

        Other liabilities consist of the following:

	As of December 31,
	2007	2008
Accrued employee cost	$2,932	$4,974
Deferred transition revenue	43,719	45,814
Retirement benefits	414	959
Derivative instruments	7,564	276,999
Amount received from a significant shareholder under indemnification arrangement, pending adjustment	8,341	7,322
Others	1,737	5,101

	$64,707	$341,169
Less: Due to a significant shareholder	(8,341)	(7,322)

	$56,366	$333,847

19. Minority interest

        The following table presents the changes in minority interest for the years ended December 31, 2007 and 2008:

	As of December 31,
	2007	2008
Opening balance	$—	$3,066
Minority interest relating to acquisition consummated during the year	2,776	—
Share of minority interest in current year profit	8,387	9,460
Payment to minority shareholders	(8,495)	(9,648)
Effect of exchange rate fluctuations	398	(305)

Closing balance	$3,066	$2,573

20. Employee benefit plans

        The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

        In accordance with Indian law, the Company provides a defined benefit retirement plan (the "Gratuity Plan") covering substantially all of its Indian employees. The Gratuity Plan provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee's salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs for the Gratuity Plan are accrued in the year to which they relate on a monthly basis. Actuarial gains or losses or prior service

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Employee benefit plans (Continued)

costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

        The following table sets forth the funded status of the Gratuity Plan and the amounts recognized in the Company's financial statements based on an actuarial valuation carried out as of December 31, 2007 and 2008.

	As of December 31,
	2007	2008
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$4,335	$6,900
Service cost	1,325	1,623
Actuarial loss (gain)	1,308	1,531
Interest cost	345	641
Benefits paid	(1,169)	(1,082)
Effect of exchange rate changes	756	(1,577)

Projected benefit obligation at the end of the year	$6,900	$8,036

Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$3,878	$5,248
Employer contributions	1,378	2,777
Actual gain on plan assets	601	308
Benefits paid	(1,169)	(1,082)
Effect of exchange rate changes	560	(981)

Fair value of plan assets at the end of the year	$5,248	$6,270

Funded status	$(1,652)	$(1,766)

        Amounts included in accumulated other comprehensive income (loss) as of December 31, 2007 and 2008 were as follows:

	As of December 31,
	2007	2008
Net actuarial loss	$(1,998)	$(2,486)
Deferred tax assets	679	148

Accumulated other comprehensive income (loss), net	$(1,319)	$(2,338)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Employee benefit plans (Continued)

        Changes in accumulated other comprehensive income (loss) during the year ended December 31, 2008 were as follows:

Net Actuarial loss	$(1,411)
Amortization of net actuarial loss	465
Deferred income taxes	(407)
Effect of exchange rate changes	(40)

Accumulated other comprehensive income (loss), net	$(1,393)

        Net Gratuity Plan costs for the years ended December 31, 2006, 2007 and 2008 include the following components:

	Year ended December 31,
	2006	2007	2008
Service costs	$1,000	$1,325	$1,623
Interest costs	263	345	641
Amortization of actuarial loss	218	268	465
Expected return on plan assets	(191)	(286)	(347)

Net Gratuity Plan costs	$1,290	$1,652	$2,382

        The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $431.

        The weighted average assumptions used to determine the benefit obligations as of December 31, 2007 and 2008 are presented below:

	As of December 31,
	2007	2008
Discount rate	9.0%	8.75%
Rate of increase in compensation per annum	11.5% for first	10.5% for first
	3 years & 8%	3 years & 7%
	thereafter	thereafter

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Employee benefit plans (Continued)

        The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2006, 2007 and 2008 are presented below:

	Year ended December 31,
	2006	2007	2008
Discount rate	8%	8.5%	9.0%
Rate of increase in compensation per annum	11.5% for first	11.5% for first	11.5% for first
	4 years & 8%	3 years & 8%	3 years & 8%
	thereafter	thereafter	thereafter
Expected long term rate of return on plan assets per annum	7.5%	7.5%	7.5%

        The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards. Unrecognized actuarial loss is amortized over the average remaining service period of the active employees expected to receive benefits under the plan.

        The Company contributes the required funding for all ascertained liabilities to the Genpact India Employees' Gratuity Fund. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. As of December 31, 2006, 2007 and 2008, all of the plan assets were primarily invested in debt securities.

        The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown:

Year ending December 31,
2009	$1,444
2010	1,763
2011	2,365
2012	2,639
2013	2,865
2014–2018	11,429

$22,505

        The expected benefit payments are based on the same assumptions that were used to measure the Company's benefit obligations as of December 31, 2008.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Employee benefit plans (Continued)

Defined contribution plans

        During the years ended December 31, 2006, 2007 and 2008, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2006	2007	2008
India	$5,711	$9,359	$8,654
US	840	1,741	1,047
UK	953	813	658
Hungary	17	176	101
China	2,950	3,368	5,977
Mexico	83	87	101

Total	$10,554	$15,544	$16,538

21. Share-based compensation

        The Company has issued options under the Genpact Global Holdings 2005 Plan (the "2005 Plan"), Genpact Global Holdings 2006 Plan (the "2006 Plan"), Genpact Global Holdings 2007 Plan (the "2007 Plan") and Genpact Limited 2007 Omnibus Incentive Compensation Plan (the "2007 Omnibus Plan") to eligible persons who are employees, directors and certain other persons associated with the Company. As stated in note 1(a), as part of the 2007 Reorganization, GGH's existing equity-based compensation plans were assigned to Genpact Limited. As a result, all outstanding options issued under existing equity-based compensation plans became options to acquire common shares of Genpact Limited. As the fair value of options immediately before and after the 2007 Reorganization were the same, there is no accounting effect of the 2007 Reorganization.

        With respect to options granted under the 2005, 2006 and 2007 Plans up to the date of adoption of the 2007 Omnibus Plan, if an award granted under any of the Plans is forfeited or otherwise expires, terminates, or is cancelled without the delivery of shares, then the shares covered by the forfeited, expired, terminated, or cancelled award will be added to the number of shares otherwise available for grant under the respective Plans.

        From the date of adoption of the 2007 Omnibus Plan on July 13, 2007, the options forfeited, expired, terminated, or cancelled under any of the plans will be added to the number of shares otherwise available for grant under the 2007 Omnibus Plan.

        A brief summary of each plan is provided below:

2005 Plan

        Under the 2005 Plan, which was adopted on July 26, 2005, the Company is authorized to issue up to 12,210,750 options to eligible persons and has granted 12,403,445 options up to the year ended December 31, 2008.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Share-based compensation (Continued)

2006 Plan

        Under the 2006 Plan, which was adopted on February 27, 2006, the Company is authorized to issue up to 4,942,369 options to eligible persons and has granted 5,260,692 options up to the year ended December 31, 2008.

2007 Plan

        Under the 2007 Plan, which was adopted on March 27, 2007, the Company is authorized to issue up to 16,733,250 options to eligible persons and has granted 8,647,050 options up to the year ended December 31, 2008.

2007 Omnibus Plan

        The Company adopted the 2007 Omnibus Plan on July 13, 2007. The 2007 Omnibus Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, share appreciation rights, restricted share awards, restricted share units, performance units, cash incentive awards and other equity-based or equity-related awards. Under the 2007 Omnibus Plan the Company is authorized to grant awards for the issuance of common shares in the future up to a limit of 9,406,800 common shares to eligible persons, of which 5,259,403 options were granted up to the year ended December 31, 2008.

        The share-based compensation costs relating to above plans during the years ended December 31, 2006, 2007 and 2008, were $4,501, $13,021 and $16,936, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

        The tax benefit recognized in relation to share compensation charge during the years ended December 31, 2006, 2007 and 2008 were $0, $449 and $3,001, respectively. No realized tax benefit on the options exercised in the current year has been recorded through shareholders' equity due to losses in U.S. subsidiaries.

        The options granted are subject to the requirement of vesting. Options granted under the plan are exercisable into common shares of the Company, have a contractual period of ten years and vest over four to five years, unless specified otherwise in the applicable award agreement. For the options granted after January 1, 2006, the Company has adopted the fair value method of SFAS No.123(R), "Share Based Payment", to account for the cost to be recognized for the stock options issued to employees and directors of the Company. The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model.

        The following table shows the significant assumptions used in connection with the determination of the fair value of options under SFAS No.123(R) in 2006, 2007 and 2008:

	2006	2007	2008
Dividend yield	—	—	—
Expected life (in months)	76-78	75-90	78
Risk free rate of interest	5.03%	4.37%-4.78%	3.04%-3.62%
Volatility	44%	39.91%-40.92%	37.7%-42.32%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Share-based compensation (Continued)

        Volatility was calculated based on the historical volatility of our comparative companies during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option based on the vesting term and contractual term of the option, using the "simplified method" in accordance with SAB No. 107, "Share-Based Payment". The risk-free interest rate that we use in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. Expected dividends during the estimated term of the option are based on recent dividend activity; the Company has not paid any cash dividends in the recent period and do not anticipate doing so in the foreseeable future.

        The Company has issued, and intends to continue to issue, new shares to satisfy stock option exercises under its incentive plans.

        There are no significant changes to assumptions used to estimate the fair value of options granted during the year ended December 31, 2008.

        A summary of the options granted during the years ended December 31, 2006, 2007 and 2008 is set out below:

	Year ended December 31, 2006
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2006	11,481,675	$3.47	9.1	$—
Granted	4,599,925	7.21	—	—
Forfeited	(906,292)	4.36	—	—
Expired	(7,414)	3.44	—	—
Exercised	(116,138)	3.44	—	826

Outstanding as of December 31, 2006	15,051,756	$4.56	8.5	$90,271

Vested and exercisable as of December 31, 2006 and expected to vest thereafter (Note a)	12,604,027	$4.37	8.5	$77,407
Vested and exercisable as of December 31, 2006	3,599,299	$3.46	8.5	$25,674
Weighted average grant date fair value of grants during the year	$4.48

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Share-based compensation (Continued)

	Year ended December 31, 2007
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2007	15,051,756	$4.56	8.5	$—
Granted	10,840,624	15.48	—	—
Forfeited	(1,646,977)	8.35	—	—
Expired	(45,597)	3.94	—	—
Exercised	(616,174)	3.84	—	7,017

Outstanding as of December 31, 2007	23,583,632	$9.33	8.5	$147,008

Vested and exercisable as of December 31, 2007 and expected to vest thereafter (Note a)	20,050,355	$8.54	8.5	$139,804
Vested and exercisable as of December 31, 2007	5,537,931	$3.84	7.6	$63,081
Weighted average grant date fair value of grants during the year	$7.68

	Year ended December 31, 2008
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2008	23,583,632	$9.33	8.5	$—
Granted	4,631,000	10.17	—	—
Forfeited	(1,911,584)	12.58	—	—
Expired	(23,638)	8.93	—	—
Exercised	(2,458,746)	4.31	—	9,763

Outstanding as of December 31, 2008	23,820,664	$9.75	7.9	$41,050

Vested and exercisable as of December 31, 2008 and expected to vest thereafter (Note a)	20,491,684	$9.44	7.9	$38,306
Vested and exercisable as of December 31, 2008	6,029,589	$4.73	6.8	$23,705
Weighted average grant date fair value of grants during the year	$4.47

(a)
Options expected to vest reflect an estimated forfeiture rate.

        As of December 31, 2008, the total remaining unrecognized share-based compensation costs for options expected to vest amounted to $60,080, which will be recognized over the weighted average remaining requisite vesting period of 3.77 years.

        Effective April 1, 2007, an amendment was made to the Indian Income Tax Act to subject specified securities allotted or transferred by an employer to its employees resident in India to fringe benefit tax, or FBT. When an employee covered under the Indian Income Tax Act exercises a stock option, the shares issued, or allocated and transferred, by the Company to such employee attract FBT. The

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Share-based compensation (Continued)

employer liability for FBT arises and is expensed by the Company at the time of such employee's exercise of the stock option.

        The employer may collect the FBT payable by it in connection with a stock option exercise from the employee exercising the stock option, which the Company generally does. As the amount collected from the employee reduces the employee's ultimate benefit from such stock option exercise, it is treated similarly to a reset of the terms of the stock option and deemed to increase the exercise price payable by the employee. The FBT recovery by the Company from an employee is recorded as additional paid-in capital in the consolidated balance sheet.

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

Share Issuances Subject to Restrictions

        In connection with the acquisition of Axis Risk Consulting Services Private Limited in 2007, 143,453 common shares were issued to selling shareholders. Of the common shares that were issued, 94,610 common shares were issued to selling shareholders who became employees of the Company and are subject to restrictions on transfer linked to continued employment with the Company for a specified period. In accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in Purchase Business Combinations", the Company has accounted for such shares as compensation for services.

        A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the year ended December 31, 2007 and 2008 is set out below:

	Year ended December 31, 2007
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as at January 1, 2007	—	$—
Granted	94,610	14.04
Vested and allotted	—	—
Forfeited	—	—

Outstanding as at December 31, 2007	94,610	$14.04

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Share-based compensation (Continued)

	Year ended December 31, 2008
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as at January 1, 2008	94,610	$14.04
Granted	—	—
Vested and allotted	(23,651)	14.04
Forfeited	—	—

Outstanding as at December 31, 2008	70,959	$14.04

        As of December 31, 2008, the total remaining unrecognized share-based compensation costs related to restricted shares amounted to $700 which will be recognized over the weighted average remaining requisite vesting period of 2.25 years.

Employee Stock Purchase Plan (ESPP)

        On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the "ESPP"). The ESPP allows eligible employees to purchase the Company's common shares through payroll deduction at 95% of the fair value per share on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP shall not exceed the greater of 15% of the participating employee's base salary or $25 per calendar year. The initial offering period shall commence on October 1, 2008 and shall terminate on the last business day in February 2009. Subsequent offering periods would commence on the first business day in March and September each year, and end on the last business day in August and February each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

22. Capital stock

        The Company's authorized capital stock as of December 31, 2008 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. Of the above, the Company had 214,560,620 common shares and 0 preferred shares issued and outstanding as of December 31, 2008.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

22. Capital stock (Continued)

        As part of the 2007 Reorganization, the shareholders of GGH exchanged their 394,642 common shares of GGH for 71,390,738 common shares of the Company, and the shareholders of GGL exchanged their 3,018,346 shares of 2% Cumulative Series A convertible preferred stock, 3,017,346 shares of 5% Cumulative Series B convertible preferred stock, and 300 shares of common shares of GGL for 119,302,154 common shares of the Company.

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

        The preferred shareholders also had the right, at any time and from time to time, to convert any or all of such holder's shares, including all dividends accrued but unpaid on each share of the preferred stock, into common shares in the ratio of the Accreted Value at such time to the conversion price of $623. As the accrued dividend was convertible at a conversion price that is less than the fair value of the common shares on the dividend accrual date, the Company has recorded a beneficial conversion feature under EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", relating to the convertible accrued dividend. Accordingly, accrued preferred dividends include amounts aggregating $20,413, $28,289 and $0 for 2006, 2007 and 2008, respectively, relating to the beneficial conversion feature.

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

        During the year ended December 31, 2007, the Company repurchased 106,007 common shares, 522 shares of Series A convertible preferred stock and 522 shares of Series B convertible preferred stock from the holders thereof at the fair value of these shares as of the date of repurchase. The total consideration amounted to $1,710 and $284 for common shares and preferred stock, respectively. The Company subsequently retired such repurchased common shares and preferred stock.

        Under Bermuda law, the Company may declare and pay dividends from time to time unless there are reasonable grounds for believing that the Company is or would, after the payment, be unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities, its issued share capital, and its share premium accounts. Under the Company's bye-laws, each common share is entitled to dividends if, as and when dividends are declared by the Company's board of directors. There are no restrictions in Bermuda on the Company's ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares. The Company's ability to declare and pay cash dividends is restricted by its debt covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

23. Earnings (loss) per share

        The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted earnings (loss) per common share give effect to the change in the common shares of the Company resulting from the 2007 Reorganization and are therefore based on the retrospective adjustment to the common shares of GGH outstanding prior to the date of the 2007 Reorganization. The exchange of GGL preferred stock for common shares of Genpact Limited was accounted for as a conversion of such preferred stock. Such conversion has been given effect after the 2007 Reorganization. In the 2007 Reorganization, shareholders of GGH exchanged their common shares of GGH for common shares of Genpact Limited, and the shareholders of GGL exchanged their preferred and common shares of GGL for common shares of Genpact Limited. The GGL preferred stock was entitled to cumulative dividends that were not paid in cash and were accrued and added to the accreted value prior to the date of the 2007 Reorganization.

        The calculation of earnings (loss) per common share was determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the respective periods. Since the preferred stock was participative in nature, profits of the Company before the 2007 Reorganization continued to be apportioned towards the preferred shareholders in accordance with their entitlement to participate in the undistributed profits. The potentially dilutive shares, consisting of such preferred shares as well as outstanding options on common shares, have been included in the computation of diluted net earnings (loss) per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

        The number of stock options outstanding but not included in the computation of diluted earnings (loss) per common share because their effect was anti-dilutive is 15,051,756, 10,311,122 and 16,388,096 for the years ended December 31, 2006, 2007 and 2008, respectively.

	Year ended December 31,
	2006	2007	2008
Net income (loss) available to common shareholders
Net income as reported	$39,772	$56,423	$125,141
Less: preferred dividend	14,062	7,643	—
Less: undistributed earnings to preferred stock	15,865	3,206	—
Less: beneficial interest on conversion of preferred stock dividend	20,413	28,289	—

Net income (loss) available to common shareholders	$(10,568)	$17,285	$125,141

Weighted average number of common shares used in computing basic earnings (loss) per common share	70,987,180	135,517,771	213,480,623
Dilutive effect of stock options	—	7,222,040	4,963,601

Weighted average number of common shares used in computing dilutive earnings (loss) per common share	70,987,180	142,739,811	218,444,224

Earnings (loss) per common share
Basic	$(0.15)	$0.13	$0.59
Diluted	$(0.15)	$0.12	$0.57

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

24. Cost of revenue

        Cost of revenue consists of the following:

	Year ended December 31,
	2006	2007	2008
Personnel expenses	$228,264	$301,050	$379,851
Operational expenses	111,985	147,111	196,659
Depreciation and amortization	28,982	34,777	42,721

	$369,231	$482,938	$619,231

25. Selling, general and administrative expenses

        Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2006	2007	2008
Personnel expenses	$109,166	$142,392	$166,388
Operational expenses	45,847	66,523	76,953
Depreciation and amortization	6,953	9,322	11,192

	$161,966	$218,237	$254,533

26. Other income (expense), net

        Other income (expense), net consists of the following:

	Year ended December 31,
	2006	2007	2008
Interest income	$1,480	$6,576	$14,895
Interest expense	(13,433)	(14,114)	(8,465)
Gain (loss) on interest rate swaps	1,648	(41)	(283)
Other income	1,070	2,383	400

	$(9,235)	$(5,196)	$6,547

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

27. Income taxes

        Income tax expense (benefit) for the years ended December 31, 2006, 2007 and 2008 is allocated as follows:

	Year ended December 31,
	2006	2007	2008
Income from continuing operations	$(5,850)	$16,543	$8,823
Goodwill	—	—	(356)
Shareholders' equity for—
Unrealized gains (losses) on cash flow hedges	2,476	32,246	(162,136)
Retirement benefits	(137)	(540)	407

Total income tax expense (benefit)	$(3,511)	$48,249	$(153,262)

        The components of income before income taxes from continuing operations are as follows:

	Year ended December 31,
	2006	2007	2008
Domestic (Luxembourg for 2006/U.S. for 2007 and 2008)	$(15,634)	$(10,957)	$(6,848)
Foreign	49,556	84,178	141,737

Income before income taxes	$33,922	$73,221	$134,889

        Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2006	2007	2008
Current taxes:
Domestic (Luxembourg for 2006/U.S. for 2007 and 2008)	$—	$444	$603
Foreign	2,954	20,972	32,641

	$2,954	$21,416	$33,244

Deferred taxes:
Domestic (Luxembourg for 2006/U.S. for 2007 and 2008)	$—	$2,011	$(14,005)
Foreign	(8,804)	(6,884)	(10,416)

	$(8,804)	$(4,873)	$(24,421)

Total income tax expense (benefit)	$(5,850)	$16,543	$8,823

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

27. Income taxes (Continued)

        The reconciliation between the Company's effective tax rates on income from continuing operations and the Luxembourg statutory income tax rate of 30.38% (for 2006) and US federal statutory income tax rate of 35% (for 2007 and 2008) is as follows:

	Year ended December 31,
	2006	2007	2008
Income before income taxes	$33,922	$73,221	$134,889
Statutory tax rates	30.38%	35.00%	35.00%
Computed expected income tax expense	10,306	25,627	47,211
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	13,472	11,752	11,927
Tax benefit from tax holiday	(38,412)	(31,144)	(46,749)
Non-deductible expenses	2,006	7,348	4,270
U.S. State and local taxes	(618)	958	383
Effect of change in tax rates	—	(366)	(187)
Change in valuation allowance	6,934	2,782	3,443
Change in tax status	—	(1,325)	(10,595)
Others	462	911	(880)

Reported income tax expense (benefit)	$(5,850)	$16,543	$8,823

        Under the Indian Income Tax Act, a substantial portion of the profits of the Company's Indian operations is exempt from Indian income tax. The Indian tax year ends on March 31. This tax holiday is available for a period of ten consecutive years beginning in the year in which the respective Indian undertaking commenced operations but in no case extending beyond March 31, 2010. The tax holiday expires with respect to the Company's Indian operations beginning with the year ended March 31, 2007 and through the year ended March 31, 2010. Additionally, one of the Company's Indian subsidiaries is eligible for tax holiday as a Special Economic Zone unit commencing from 2007 onwards in respect of 100% of the export profits for a period of 5 years, 50% of such profits for next 5 years and 50% of the profits for further period of 5 years subject to satisfaction of certain capital investments requirements. Two of the Company's Indian subsidiaries are eligible for tax holiday as Special Economic Zone units commencing from 2008 onwards as described above.

        The basic earnings per share effect of the tax holiday is $0.54, $0.23 and $0.22, respectively, for the years ended December 31, 2006, 2007 and 2008. The diluted earnings per share effect of the tax holiday is $0.54, $0.22 and $0.21, respectively, for the years ended December 31, 2006, 2007 and 2008.

        As a result of change in tax status of one of its subsidiaries in the US during the year ended December 31, 2007, the Company recognized the tax effects in the consolidated statement of income for the adjustment in deferred tax liability associated with the unrealized gains on certain effective hedges in other comprehensive income. During the year ended December 31, 2008, the Company recognized a reversal of deferred tax liability amounting to $9,333 for these hedges that matured in 2008.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

27. Income taxes (Continued)

        The components of the deferred tax balances as of December 31, 2007 and 2008 are as follows:

	As of December 31,
	2007	2008
Deferred tax assets
Net operating loss carryforwards	$12,417	$17,317
Accrued liabilities and other expenses	7,416	9,809
Provision for doubtful debts	2,718	2,011
Property, plant and equipment	1,862	1,824
Unrealized losses on cash flow hedges, net	1,466	129,860
Unrealized losses on foreign currency balance, net	—	1,233
Share-based compensation	1,256	6,989
Retirement benefits	2,810	417
Deferred revenue	24,248	29,834
Others	1,226	2,622

	$55,419	$201,916
Less: Valuation allowance	(6,772)	(14,919)

Total deferred tax assets	$48,647	$186,997

Deferred tax liabilities
Unrealized gains on cash flow hedges, net	42,846	—
Intangible assets	26,897	15,074
Property, plant and equipment	3,063	4,173
Deferred cost	24,136	26,582
Others	1,125	1,723

Total deferred tax liabilities	$98,067	$47,552

Net deferred tax liabilities (assets)	$49,420	$(139,445)

Classsified as
Deferred tax assets
Current	$9,683	$38,629
Non-current	$2,196	$111,002
Deferred tax liabilities
Current	$20,561	$12
Non-current	$40,738	$10,174

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

27. Income taxes (Continued)

        The change in the total valuation allowance for deferred tax assets as of December 31, 2006, 2007 and 2008 is as follows:

	As of December 31,
	2006	2007	2008
Opening valuation allowance	$8,091	$15,349	$6,772
Reduction due to expiry of operating losses	—	(11,359)	—
Reduction during the year	—	(612)	(2,175)
Addition during the year	7,258	3,394	10,322

Closing valuation allowance	$15,349	$6,772	$14,919

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax asset governed by the tax code. Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

        Upon adoption of SFAS No. 141R, the subsequent recognition of tax benefits related to the valuation allowance for deferred tax assets of $882 as of December 31, 2008 that was previously not recognized in prior business combinations will be recorded in the consolidated statement of income after the measurement period.

        As of December 31, 2008, the deferred tax assets related to operating loss carryforwards amounted to $17,317. Operating losses of subsidiaries in Hungary amounting to $10,285 can be carried forward

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

27. Income taxes (Continued)

for an indefinite period. The remaining tax loss carryforwards expire in the amounts shown below in the following years:

Year ending December 31,	US—Federal	Europe	Others
2011	$—	$576	$—
2013	—	5,972	—
2016	—	—	1,468
2017	—	—	577
2018	—	—	2,734
2021	6,592	—	—
2022	549	—	—
2023	314	—	—
2024	1,426	—	—
2025	5,116	—	—
2026	407	—	—
2027	—	—	—
2028	25,250	—	—

	$39,654	$6,548	$4,779

        As of December 31, 2008, the Company had additional deferred tax assets amounting to $1,894 for state and local taxes in the U.S. of which $1,885 will expire between 2015 to 2028.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $369,306 as of December 31, 2008. It is impracticable to determine the amount of taxes payable in the event of repatriation of these earnings. The Company plans to indefinitely reinvest these undistributed earnings of foreign subsidiaries or has the ability to repatriate in a tax-free manner, and accordingly, does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated.

        The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2008 to December 31, 2008:

	As of December 31,
	2007	2008
Opening Balance at January 1,	$7,363	$11,898
Increase related to prior year tax positions	859	267
Decrease related to prior year tax positions	(112)	(4,743)
Increase related to current year tax positions	2,762	5,086
Effect of exchange rate changes	1,026	(1,515)
Closing Balance at December 31,	$11,898	$10,993

        As of December 31, 2008, the Company had unrecognized tax benefits amounting to $10,993 including an amount of $7,210 that, if recognized, would impact the effective tax rate.

        During the year ended December 31, 2008, the Company reassessed its uncertain tax positions outstanding on December 31, 2007 based on certain favorable rulings obtained from the taxing

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

27. Income taxes (Continued)

authorities in India and accordingly has recognized a tax benefit on these tax positions amounting to $5,075, including interest of $332. Of that amount, $2,551 has been recorded as an income tax benefit for the year ended December 31, 2008. The remaining amount of $2,524 pertains to the tax positions prior to the 2004 Reorganization which are indemnified by GE and hence do not affect the income tax expense (benefit) of the Company.

        As of December 31, 2007 and 2008, the Company has accrued approximately $2,081 and $1,651, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2007 and 2008, the Company recognized approximately $798 and $273, respectively, in interest expense. No penalties have been accrued as of December 31, 2007 and 2008, as the Company believes that the tax positions taken have met the minimum statutory requirements to avoid payment of penalties.

        For all the tax years that remain open to examinations by U.S. federal and various state, local, and non-U.S. tax authorities, the Company is unable to provide an estimate of the range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

        With limited exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2005. During the first quarter of 2008, the audit of one of the Company's subsidiaries in Hungary was completed through 2006 without significant impact, and the Company's subsidiaries in India and China are open to examination by the relevant taxing authorities, respectively, for fiscal tax years beginning on April 1, 2005, and calendar year 2000. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

28. Segment reporting

        The Company manages various types of business process and information technology services in an integrated manner to customers in various industries and geographic locations. The Company's operations are located in twelve countries. The Company's Chief Executive Officer, who has been identified as the Chief Operation Decision Maker (CODM), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenue and earnings before interest and income taxes (EBIT) by identified business units. The identified business units are organized for operational reasons and represent either services-based, customer-based, industry-based or geography-based units. There is a significant overlap between the manner in which the business units are organized. Additionally, the composition and organization of the business units is fluid and the structure changes regularly in response to the growth of the overall business acquisitions and changes in reporting structure, clients, services, industries served, and Delivery Centers.

        Based on an overall evaluation of all facts and circumstances and after combining operating segments with similar economic characteristics that comply with other aggregation criteria specified in SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has determined that it operates as a single reportable segment.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

28. Segment reporting (Continued)

        Net revenues for different types of services provided are as follows:

	Year ended December 31,
	2006	2007	2008
Business Process Services	$451,408	$621,574	$832,975
Information Technology Services	161,639	201,597	207,872

	$613,047	$823,171	$1,040,847

        Revenues from customers based on the industry serviced are as follows:

	Year ended December 31,
	2006	2007	2008
Banking, Financial Services and Insurance	$272,796	$361,278	$442,124
Manufacturing	268,112	347,125	434,707
Others	72,139	114,768	164,016

	$613,047	$823,171	$1,040,847

        Net revenues from geographic areas based on location of service delivery units are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by Delivery Centers in India or at clients' premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2006	2007	2008
India	$483,473	$608,749	$763,972
Asia, other than India	33,746	49,985	81,058
Americas	64,871	80,754	83,979
Europe	30,957	83,683	111,838

	$613,047	$823,171	$1,040,847

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

28. Segment reporting (Continued)

        Property, plant and equipment, net by geographic areas are as follows:

	As of December 31,
	2006	2007	2008
India	$117,390	$140,255	$117,157
Asia, other than India	9,209	16,134	20,362
Americas	21,770	27,828	23,757
Europe	9,607	11,443	12,990

	$157,976	$195,660	$174,266

        GE comprised 74%, 58% and 47% of the consolidated total net revenue in 2006, 2007 and 2008, respectively. No other customer accounted for 10% or more of the consolidated total net revenue during these periods.

29. Related party transactions

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

        For the years ended December 31, 2006, 2007 and 2008, the Company recognized net revenues from GE of $453,305, $481,270 and $490,153, respectively, representing 74%, 58% and 47%, respectively, of the consolidated total net revenues. For the years ended December 31, 2006, 2007 and 2008, the Company recognized net revenues from its non-consolidating affiliate of $0, $0 and $177, respectively.

Cost of revenue from services

        The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the years ended December 31, 2006, 2007 and 2008, cost of revenue included amounts of $3,307, $5,848 and $4,071, respectively, relating to services procured from GE.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

29. Related party transactions (Continued)

Selling, general and administrative expenses

        The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the years ended December 31, 2006, 2007 and 2008, selling, general and administrative expenses included amounts of $1,096, $733 and $118, respectively, relating to services procured from GE. For the years ended December 31, 2006, 2007 and 2008, selling, general, and administrative expenses also include a cost credit of $0, $147 and $369, respectively, in relation to cost recovery from its non-consolidating affiliates.

Other operating (income) expense, net

        The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the years ended December 31, 2006, 2007 and 2008, income from these services were $4,930, $4,137 and $5,419, respectively.

Interest income

        The Company earned interest income on short-term deposits placed with GE. For the years ended December 31, 2006, 2007 and 2008, interest income earned on these deposits were $634, $1,222 and $3,214, respectively.

Interest expense

        The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the years ended December 31, 2006, 2007 and 2008, interest expense relating to such related party debt amounted to $754, $852 and $969, respectively.

Sale of assets

        During the year ended December 31, 2008, the Company sold a software asset for $1,200 to GE.

Purchase of assets

        During the year ended December 31, 2007, the Company purchased a software license from GE for $224.

Repurchase of common shares and preferred stock

        During the year ended December 31, 2006, the Company re-purchased 3,628,130 common shares and 59,000 2% Cumulative Series A convertible preferred stock from GE for total cash consideration of $49,995.

Investment in equity affiliates

        During the year ended December 31, 2007 and 2008, the Company has made an investment of $441 and $1,789 in its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

29. Related party transactions (Continued)

        As of December 31, 2007 and 2008, the balance of investment in non-consolidating affiliates amounted to $197 and $970, respectively.

Purchase of property, plant and equipment in an asset acquisition

        On August 14, 2008, the Company and its subsidiary, Genpact Luxembourg S.à.r.l., purchased all the issued and outstanding shares of each of two Guatemalan entities, GE Money Administraciones-Guatemala, S.A. and Servicios Internacionales De Atencion Al Cliente, S.A., from affiliates of GE for a cash purchase price of $7,015. The acquisition has been treated as a purchase of net assets and not a business combination under SFAS. No.141 as the acquired entities did not fall under the definition of business as established in EITF No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business".

        The balances receivable from and payable to related parties are summarized as follows:

	As of December, 31
	2007	2008
Due from GE
Accounts receivable, net of allowance	$93,307	$88,793
Short term deposits	35,079	59,332
Prepaid expenses and other current assets	8,977	1,428

	$137,363	$149,553

Due to GE
Current portion of capital lease obligations	$1,826	$1,968
Accrued expenses and other current liabilities	8,930	9,832
Capital lease obligations, less current portion	2,969	4,259
Current portion of long-term debt	1,125	—
Long term-debt, less current portion	2,740	—
Other liabilities	8,341	7,322

	$25,931	$23,381

30. Commitments and contingencies

Capital commitments

        As of December 31, 2007 and 2008, the Company has committed to spend $18,523 and $15,879, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Other commitments

        The Company's business process Delivery Centers in India are 100% Export Oriented units or Software Technology Parks of India units ("STPI") under the STPI guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

30. Commitments and contingencies (Continued)

undertakings to pay custom duty, central excise duty, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

31. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008
Total net revenues	$234,626	$253,576	$270,799	$281,846	$1,040,847
Gross profit	$88,545	$106,484	$115,034	$111,553	$421,616
Income from operations	$17,322	$29,178	$36,328	$50,885	$133,713
Income before share of equity in loss of affiliates, minority interest and income tax expense (benefit)	$25,911	$31,443	$41,148	$45,847	$144,349
Net Income	$19,693	$24,816	$33,634	$46,998	$125,141
Net income (loss) available to common shareholders	$19,693	$24,816	$33,634	$46,998	$125,141
Earnings (loss) per common share
Basic	$0.09	$0.12	$0.16	$0.22	$0.59
Diluted	$0.09	$0.11	$0.15	$0.22	$0.57
Weighted average number of common shares used in computing net earnings (loss) per common share
Basic	212,197,645	213,001,442	214,182,308	214,541,098	213,480,623
Diluted	218,508,968	218,863,648	219,350,826	217,053,504	218,444,224

	Three months ended				Year ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007
Total net revenues	$176,160	$200,686	$214,769	$231,556	$823,171
Gross profit	$67,302	$79,943	$92,106	$100,882	$340,233
Income from operations	$10,546	$19,150	$24,522	$35,104	$89,322
Income before share of equity in loss of affiliate, minority interest and income tax expense (benefit)	$6,991	$16,083	$24,932	$33,602	$81,608
Net Income	$1,846	$7,093	$16,323	$31,161	$56,423
Net income (loss) available to common shareholders	$(14,698)	$(11,913)	$12,734	$31,161	$17,285
Earnings (loss) per common share
Basic	$(0.22)	$(0.17)	$0.07	$0.15	$0.13
Diluted	$(0.22)	$(0.17)	$0.07	$0.14	$0.12
Weighted average number of common shares used in computing net earnings (loss) per common share
Basic	68,326,370	69,462,052	186,839,059	211,851,694	135,517,771
Diluted	68,326,370	69,462,052	195,698,132	218,723,403	142,739,811

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2009

GENPACT LIMITED
By:	/s/ PRAMOD BHASIN Pramod Bhasin Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below hereby constitutes and appoints each of Victor Guaglianone and Heather White, as his true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorneys-in-fact and agents, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PRAMOD BHASIN Pramod Bhasin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
/s/ VIVEK N. GOUR Vivek N. Gour	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009
/s/ RAJAT KUMAR GUPTA Rajat Kumar Gupta	Director	March 2, 2009
/s/ JOHN BARTER John Barter	Director	March 2, 2009
/s/ J. TAYLOR CRANDALL J. Taylor Crandall	Director	March 2, 2009

Signature	Title	Date

/s/ STEVEN A. DENNING Steven A. Denning	Director	March 2, 2009
/s/ MARK F. DZIALGA Mark F. Dzialga	Director	March 2, 2009
/s/ JAGDISH KHATTAR Jagdish Khattar	Director	March 2, 2009
/s/ JAMES C. MADDEN James C. Madden	Director	March 2, 2009
/s/ DENIS J. NAYDEN Denis J. Nayden	Director	March 2, 2009
/s/ ROBERT G. SCOTT Robert G. Scott	Director	March 2, 2009
/s/ A. MICHAEL SPENCE A. Michael Spence	Director	March 2, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

4.1	Form of specimen certificate for the Registrant's common shares (incorporated by reference to Exhibit 4.1 to Amendment No. 4 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Form of Amended and Restated Shareholders' Agreement by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 4 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.2	Master Services Agreement dated December 30, 2004 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.3	Master Services Agreement 1st Amendment dated January 1, 2005 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.4	Second Amendment dated December 16, 2005 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.5	Master Services Agreement Third Amendment dated September 6, 2006 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.6	Master Professional Services Agreement dated November 30, 2005 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wachovia Corporation, which was merged with Wells Fargo & Company) (incorporated by reference to Exhibit 10.6 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.7	First Amendment to Master Professional Services Agreement dated August 26, 2006 by and between Genpact International S.a.r.l. and Macro*World Research Corporation (a subsidiary of Wachovia Corporation, which was merged with Wells Fargo & Company) (incorporated by reference to Exhibit 10.7 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

Exhibit Number	Description
10.8	Agreement dated November 30, 2005 among Genpact Global Holdings SICAR S.a.r.l., Macro*World Research Corporation and Wachovia Corporation (which was merged with Wells Fargo & Company) (incorporated by reference to Exhibit 10.8 to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.9	Amended and Restated Credit Agreement dated June 30, 2006 among Genpact International S.a.r.l., Genpact Global Holdings SICAR S.a.r.l., Bank of America Securities Asia Limited, Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.9 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.10	Gecis Global Holdings 2005 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.11	Genpact Global Holdings 2006 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.12	Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.14	Stock Option Agreement dated as of July 26, 2005 between Gecis Global Holdings SICAR S.a.r.l. and Pramod Bhasin (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.15	Employment Agreement dated as of July 26, 2005, with effect from January 1, 2005, by and among Gecis Global Holdings SICAR S.a.r.l., Gecis International S.à.r.l. and Pramod Bhasin (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.16	Employment Agreement dated as of September 21, 2005, with effect from February 7, 2005, by and among Gecis Global Holdings SICAR S.a.r.l., Gecis International S.à.r.l. and N.V. Tyagarajan (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.17	Reorganization Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global (Lux) S.a.r.l., Genpact Global Holdings SICAR S.a.r.l. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.18	Fiduciary Share Exchange Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global Holdings SICAR S.a.r.l. and Sal Oppenheim Jr. & Cie. S.C.A. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

Exhibit Number	Description
10.19	Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, Genpact Global Holdings SICAR S.a.r.l. and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.20	Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).†

10.21	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).†

10.22	Amended and Restated Employment Agreement dated as of December 24, 2007, with effect from January 1, 2005, by and between the Registrant and Pramod Bhasin (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 27, 2007).†

10.23	Employment Agreement, with effect from October 1, 2007, by and between Genpact Romania SRL and Patrick Cogny (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 27, 2007).†

10.24	Master Services Agreement Fourth Amendment dated March 27, 2008 between Genpact International, Inc. and General Electric Company (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 31, 2008).

10.25	Amendment No. 1 to the Amended and Restated Shareholders' Agreement dated March 27, 2008 by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 31, 2008).

10.26	U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement filed on Schedule 14A with the SEC on April 3, 2008).†

10.27	Share Purchase Agreement dated August 14, 2008 by and among Genpact Limited, Genpact Luxembourg S.A.R.L., General Electric Capital Corporation ("GE Capital") and GE Consumer Finance, Inc. incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on November 13, 2008).

10.28	Employment Agreement by and between Genpact Onsite Services Inc. and Patrick Cogny dated October 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33626) filed with the SEC on October 24, 2008).†

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG.*

24.1	Powers of Attorney (included on the signature pages of this report).*

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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