Form 10-Q
period 2009-03-31
Genpact LTD
filed 2009-05-11
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of May 8, 2009 was 214,846,337.

i

PART I

Item 1. Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

		As of December 31,	As of March 31,
	Notes	2008	2009
Assets
Current assets
Cash and cash equivalents	3	$184,050	$210,708
Short term investments	4	141,662	118,358
Accounts receivable, net	5	140,504	141,878
Accounts receivable from a significant shareholder, net	5	88,793	92,550
Short term deposits with a significant shareholder		59,332	19,425
Deferred tax assets	16	38,629	48,442
Due from a significant shareholder		1,428	3,492
Prepaid expenses and other current assets		89,936	97,401
Total current assets		744,334	732,254

Property, plant and equipment, net	8	174,266	167,808
Deferred tax assets	16	111,002	128,953
Investment in equity affiliates		970	686
Customer-related intangible assets, net	9	56,858	48,939
Other intangible assets, net	9	5,309	3,837
Goodwill	9	531,897	502,533
Other assets		71,690	72,476
Total assets		$1,696,326	$1,657,486

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

		As of December 31,	As of March 31,
	Notes	2008	2009
Liabilities and equity
Current liabilities
Short-term borrowings		$25,000	$25,000
Current portion of long-term debt		29,539	34,572
Current portion of capital lease obligations		41	34
Current portion of capital lease obligations payable to a significant shareholder		1,968	1,831
Accounts payable		8,377	9,903
Income taxes payable	16	2,081	17,005
Deferred tax liabilities	16	12	142
Due to a significant shareholder		9,832	8,162
Accrued expenses and other current liabilities		349,761	354,775
Total current liabilities		$426,611	$451,424

Long-term debt, less current portion		69,665	59,756
Capital lease obligations, less current portion		82	73
Capital lease obligations payable to a significant shareholder, less current portion		4,259	3,662
Deferred tax liabilities	16	10,174	7,549
Due to a significant shareholder		7,322	9,701
Other liabilities		333,847	347,259
Total liabilities		$851,960	$879,424

Genpact Limited shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 214,560,620 and 214,684,551 issued and outstanding as of December 31, 2008 and March 31, 2009, respectively		2,146	2,147
Additional paid-in capital		1,030,304	1,035,547
Retained earnings		151,610	181,569
Accumulated other comprehensive income (loss)		(342,267)	(443,759)
Genpact Limited shareholders’ equity		841,793	775,504
Noncontrolling interest		2,573	2,558
Total equity		844,366	778,062
Commitments and contingencies
Total liabilities and equity		$1,696,326	$1,657,486

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended March 31,
	Notes	2008	2009
Net revenues
Net revenues from services — significant shareholder	17	$114,323	$112,021
Net revenues from services — others		120,303	153,812
Total net revenues	2(f)	234,626	265,833
Cost of revenue
Services	2(f),13,17	146,081	163,719
Total cost of revenue		146,081	163,719
Gross profit		88,545	102,114

Operating expenses:
Selling, general and administrative expenses	2(f),14,17	62,137	63,857
Amortization of acquired intangible assets	9	10,224	6,869
Other operating (income) expense, net	17	(1,138)	(1,713)
Income from operations		$17,322	$33,101

Foreign exchange (gains) losses, net	2(f)	(6,715)	(2,805)
Other income (expense), net	15,17	1,874	1,072

Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit)		25,911	36,978

Equity in (gain) loss of affiliates		210	230
Income tax expense (benefit)	16	3,166	4,872
Net Income		$22,535	$31,876

Net income attributable to noncontrolling interest		2,842	1,917
Net income attributable to Genpact Limited common shareholders		$19,693	$29,959

Net income available to Genpact Limited common shareholders	12	19,693	29,959
Earnings per common share attributable to Genpact Limited common shareholders	12
Basic		$0.09	$0.14
Diluted		$0.09	$0.14

Weighted average number of common shares used in computing earnings (loss) per common share attributable to Genpact Limited common shareholders
Basic		212,197,645	214,585,598
Diluted		218,508,968	217,242,725

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
					Accumulated
			Additional		Other	Non-
	Common shares		Paid-	Retained	Comprehensive	Controlling		Comprehensive
	Shares	Amount	in Capital	Earnings	Income (loss)	interest	Total Equity	Income (loss)
Balance as of January 1, 2008	212,101,874	$2,121	$1,000,179	$26,469	$221,960	$3,066	$1,253,795
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 11)	187,995	2	678	—	—	—	680
Distribution to noncontrolling interest	—	—	—	—	—	(3,828)	(3,828)
Share-based compensation expense (Note 11)	—	—	3,927	—	—	—	3,927
Comprehensive income:
Net income	—	—	—	19,693	—	2,842	22,535	$22,535
Other comprehensive income:
Unrealized loss on cash flow hedging derivatives, net of taxes	—	—	—	—	(41,191)	—	(41,191)	(41,191)
Currency translation adjustments	—	—	—	—	(19,065)	167	(18,898)	(18,898)
Comprehensive income (loss)								$(37,554)
Balance as of March 31, 2008	212,289,869	$2,123	$1,004,784	$46,162	$161,704	$2,247	$1,217,020

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
					Accumulated
			Additional		Other	Non-
	Common shares		Paid-	Retained	Comprehensive	Controlling		Comprehensive
	Shares	Amount	in Capital	Earnings	Income (loss)	interest	Total Equity	Income (loss)
Balance as of January 1, 2009	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 11)	104,631	1	438	—	—	—	439
Issuance of common shares under the employee share purchase plan (Note 11)	19,300	—	145	—	—	—	145
Distribution to noncontrolling interest	—	—	—	—	—	(1,792)	(1,792)
Share-based compensation expense (Note 11)	—	—	4,660	—	—	—	4,660
Comprehensive income:
Net income	—	—	—	29,959	—	1,917	31,876	$31,876
Other comprehensive income:
Unrealized loss on cash flow hedging derivatives, net of taxes	—	—	—	—	(37,944)	—	(37,944)	(37,944)
Currency translation adjustments	—	—	—	—	(63,548)	(140)	(63,688)	(63,688)
Comprehensive income (loss)								$(69,756)
Balance as of March 31, 2009	214,684,551	$2,147	$1,035,547	$181,569	$(443,759)	$2,558	$778,062

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2008	2009
Operating activities
Net income attributable to Genpact Limited common shareholders	$19,693	$29,959
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	16,921	12,366
Amortization of debt issue costs	168	149
Amortization of acquired intangible assets	10,482	7,020
Loss (gain) on sale of property, plant and equipment, net	(50)	29
Provision for doubtful receivables	950	1,858
Provision for mortgage loans	580	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(5,476)	(2,845)
Equity in loss of affiliates	210	230
Noncontrolling interest	2,842	1,917
Share-based compensation expense	3,927	4,660
Deferred income taxes	(7,099)	(9,302)
Change in operating assets and liabilities:
Increase in accounts receivable	(16,573)	(8,101)
Increase in other assets	(10,002)	(20,689)
Increase in accounts payable	860	1,430
Decrease in accrued expenses and other current liabilities	(12,610)	(16,052)
Increase in income taxes payable	9,436	15,633
Increase in other liabilities	6,638	505
Net cash provided by operating activities	$20,897	$18,767

Investing activities
Purchase of property, plant and equipment	(18,057)	(13,495)
Proceeds from sale of property, plant and equipment	329	648
Purchase of short term investments	—	(37,167)
Proceeds from sale of short term investments	—	60,478
Short term deposits placed with significant shareholder	(42,150)	(49,030)
Redemption of short term deposits with significant shareholder	42,906	86,823
Payment for business acquisition	—	(20,196)
Net cash provided (used) in investing activities	$(16,972)	$28,061

Financing activities
Repayment of capital lease obligations	(708)	(676)
Repayment of long-term debt	(5,370)	(5,000)
Proceeds from issuance of common shares on exercise of options	680	584
Distribution to noncontrolling interest	(3,828)	(1,792)
Net cash used for financing activities	$(9,226)	$(6,884)

Effect of exchange rate changes	(2,759)	(13,286)
Net increase (decrease) in cash and cash equivalents	(5,301)	39,944
Cash and cash equivalents at the beginning of the period	279,306	184,050
Cash and cash equivalents at the end of the period	$271,246	$210,708

Supplementary information
Cash paid during the period for interest	$2,054	$1,100
Cash paid during the period for income taxes	$7,938	$13,428
Property, plant and equipment acquired under capital lease obligation	$394	$352

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

 (In thousands, except per share data)

1. Nature of Operations

(a) Organization

Genpact Limited (the ‘‘Company’’) was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holdings SICAR S.à.r.l. (‘‘GGH’’) with the intent of making it the new holding company of our business. On July 13, 2007, the Company effectuated a transaction that resulted in the shareholders of GGH exchanging their common stock in GGH for common shares of the Company, and the shareholders of Genpact Global (Lux) S.à.r.l. (‘‘GGL’’) exchanging their preferred and common stock in GGL for common shares of the Company. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH. This transaction and other related transactions commencing on this date are referred to as the ‘‘2007 Reorganization”.

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

(b) Nature of Operations

The Company is a leader in the globalization of services and technology and a pioneer in managing business processes for companies around the world. The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services. The Company delivers services from a global network of more than 35 locations in twelve countries. The Company’s service delivery locations, referred to as Delivery Centers, are in India, the United States (“U.S.”), China, Mexico, Romania, the Netherlands, Hungary, the Philippines, Spain, Poland, Guatemala and Morocco.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and footnote disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited interim consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The accompanying unaudited interim financial statements have been prepared on a consolidated basis and reflect the unaudited interim financial statements of Genpact Limited and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting. All inter-company transactions and balances are eliminated in consolidation.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

 (In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

The noncontrolling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the profits or losses associated with the noncontrolling partners’ interest in those operations. The noncontrolling partners are individually liable for the tax obligations on their share of profit as it is a partnership and, accordingly, noncontrolling interest has been computed prior to tax and disclosed accordingly in the unaudited interim consolidated statements of income.

The adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of Shareholders’ Equity on the accompanying consolidated balance sheets and consolidated statements of equity and comprehensive income (loss). Additionally, net income attributable to noncontrolling interest is shown separately from net income in the consolidated statements of income. This reclassification had no effect on our previously reported financial position or results of operations.

Prior period amounts related to noncontrolling interest (previously referred to as minority interest) have been reclassified to conform to the current period financial statement presentation.

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

(c) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a significant shareholder, and with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 39% of receivables as of December 31, 2008 and March 31, 2009. GE accounted for 49% and 42% of revenues for the three months ended March 31, 2008 and 2009, respectively.

(d) Recently adopted accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which is a revision of SFAS No. 141, “Business Combinations”. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, the Company adopted SFAS No. 141R and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

 (In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Effective January 1, 2009, the Company adopted SFAS No. 160. See “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Equity and Comprehensive Income (Loss)”, and note 2(a) for information and related disclosures regarding noncontrolling interest.

In February 2008, the FASB approved FASB Staff Position FAS No. 157-2, “Effective Date of FASB statement No. 157” (FSP FAS 157-2), which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2009, the Company has adopted FAS 157 for non-financial assets and liabilities. The adoption of FAS 157 for non-financial assets and liabilities did not have a material impact on the Company’s financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, however does not require comparative disclosures for earlier periods at initial adoption. Effective January 1, 2009, the Company adopted SFAS No. 161. As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s consolidated results of operations, cash flows or financial position. See note 7 for information and related disclosures.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Effective January 1, 2009, the Company adopted FSP FAS No. 142-3 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In November 2008, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of SFAS No. 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or the cost method under APB 18, as appropriate. Effective January 1, 2009, the Company adopted EITF 08-6 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

In April 2009, the FASB issued FASB Staff Position FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141R-1”). FSP FAS No. 141R-1 amends the provisions in Statement 141R for initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS No. 141R-1 eliminates the distinction between contractual and noncontractual contingencies, including the initial recognition and measurement criteria, in Statement 141R and instead carries forward most of the provisions in FASB Statement No. 141, “Business Combinations”, for acquired contingencies. FSP FAS No. 141R-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This is the same effective date as Statement 141R. Effective January 1, 2009, the Company adopted FSP FAS No. 141R-1 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

(e) Recently issued accounting pronouncements

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP FAS 132(R)-1 on its disclosures about plan assets.

In April 2009, the FASB issued the following three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FASB Staff Positions FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s consolidated financial statements.

FASB Staff Positions FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated financial statements.

FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, amends current other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s consolidated financial statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(f) Reclassification

Certain reclassifications have been made in the unaudited interim consolidated financial statements of prior periods to conform to the classification used in the current period.

In the second quarter of 2008, the Company reclassified certain amounts relating to the effective portion of the (gains) losses on foreign currency derivative contracts in order to more clearly reflect the Company’s costs, including the impact of its foreign exchange hedging strategy. Such (gains) losses have been reclassified from “Foreign exchange (gains) losses, net” to the underlying hedged item and disclosed within “Income from operations” as part of “Total net revenues”, “Cost of revenue” or “Selling, general and administrative expenses”, as applicable. Further, the remaining portion of “Foreign exchange (gains) losses, net” have been reclassified from operating income to non-operating income, and disclosed separately. The above includes the ineffective portion of the (gains) losses on foreign currency derivative contracts as well as all other foreign exchange (gains) losses.

	Three months ended March 31, 2008
	As Originally Reported	As Reclassified

Total net revenues	$234,434	$234,626
Total cost of revenue	157,599	146,081
Gross profit	76,835	88,545
Selling, general and administrative expenses	66,089	62,137
Foreign exchange (gains) losses, net	(22,377)	—
Other operating (income) expense, net	(1,138)	(1,138)
Income from operations	24,037	17,322
Foreign exchange (gains) losses, net	—	(6,715)
Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit)	25,911	25,911
Net income attributable to Genpact Limited common shareholders	$19,693	$19,693

3. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2008 and March 31, 2009 comprise:

	As of December 31, 2008	As of March 31, 2009
Deposits with banks	$75,277	$121,731
U.S. Treasury bills	48,690	18,599
Other cash and bank balances	60,083	70,378
	$184,050	$210,708

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

4. Short Term Investments

The components of the Company’s short term investments as of December 31, 2008 and March 31, 2009 are as follows:

	As of December 31, 2008
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$141,662	$—	$—	$141,662
	$141,662	$—	$—	$141,662

	As of March 31, 2009
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$118,358	$—	$—	$118,358
	$118,358	$—	$—	$118,358

The fair value of short term investments approximates the carrying value as of December 31, 2008 and March 31, 2009.

5. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $235,303 and $240,758, and provision for doubtful receivables were $6,006 and $6,330, resulting in net accounts receivable balances of $229,297 and $234,428, as of December 31, 2008 and March 31, 2009, respectively.

Accounts receivable from a significant shareholder, GE, were $90,308 and $94,312, and provision for doubtful receivables were $1,515 and $1,762, resulting in net accounts receivable balances of $88,793 and $92,550, as of December 31, 2008 and March 31, 2009, respectively.

6. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and loans held for sale were determined using the following inputs as of December 31, 2008 and March 31, 2009:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

6. Financial Instruments (Continued)

	As of December 31, 2008
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$4,348	$—	$4,348	$—
Loans held for sale (Note a)	759	—	—	759
U.S. Treasury bills (Note c)	141,662	141,662	—	—
Total	$146,769	$141,662	$4,348	$759

Liabilities

Derivative Instruments (Note b)	$386,951	$—	$386,951	$—
Total	$386,951	$—	$386,951	$—

	As of March 31, 2009
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$1,905	$—	$1,905	$—
Loans held for sale (Note a)	759	—	—	759
U.S. Treasury bills (Note c)	118,358	118,358	—	—
Total	$121,022	$118,358	$1,905	$759

Liabilities

Derivative Instruments (Note b)	$444,506	$—	$444,506	$—
Total	$444,506	$—	$444,506	$—

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

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

6. Financial Instruments (Continued)

Three months ended March 31, 2009

Opening balance, net	$759
Impact of fair value included in earnings	—
Closing balance	$759

The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from multiple independent sources including financial institutions. Loans held for sale are valued using collateral values based on inputs from a single source when the Company is not able to corroborate the inputs and assumptions with other relevant market information. Investments in U.S.Treasury bills that are classified as available-for-sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

7. Derivative financial instruments

The Company is exposed to the risk of exchange rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties that are banks and or financial institutions and the Company considers the risks of non-performance by the counterparties as non-material. The forward foreign exchange contracts mature between zero and thirty-nine months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008	As of March 31, 2009

Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,526,000	$2,393,000	$(334,212)	$(408,338)
United States Dollars (sell) Mexican Peso (buy)	24,000	18,000	(4,660)	(2,982)
United States Dollars (sell) Philippines Peso (buy)	8,000	14,000	(68)	(219)
Euro (sell) United States Dollars (buy)	13,831	15,582	(171)	165
Euro (buy) United States Dollars (sell)	23,033	—	(2,181)	—
Euro (sell) Hungarian Forints (buy)	29,739	24,123	(767)	(4,480)
Euro (sell) Romanian Leu (buy)	101,914	86,735	(32,210)	(21,920)
Japanese Yen (sell) Chinese Renminbi (buy)	59,859	48,453	(9,983)	(5,190)
Pound Sterling (sell) United States Dollars (buy)	11,993	27,195	1,568	840
Australian Dollars (sell) United States Dollars (buy)	4,418	6,949	81	(477)
			$(382,603)	$(442,601)

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Derivative financial instruments (Continued)

SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates foreign exchange forward contracts as cash flow hedges of forecasted revenues and purchase of services. In addition to this the Company also has derivative instruments that are not designated as hedges under SFAS 133, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings.

The fair value of the derivative instruments and their location on the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008	As of March 31, 2009
Assets

Prepaid expenses and other current assets	$2,766	$1,127	$1,373	$778
Other assets	$209	$—	$—	$—

Liabilities

Accrued expenses and other current liabilities	$100,381	$138,549	$9,571	$10,438
Other liabilities	$276,999	$295,519	$—	$—

Cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain (loss) on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains (losses) on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.

In connection with cash flow hedges, the Company has recorded as a component of accumulated and other comprehensive income (loss) or OCI within shareholders’ equity a gain (loss) of ($247,025), and ($284,968), net of taxes, as of December 31, 2008 and March 31, 2009, respectively.

The (gains) losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Statement 133 Cash Flow	Amount of (Gain) Loss recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss reclassified from Accumulated OCI into Income	Amount of (Gain) Loss reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) Loss recognized in Income on Derivative (Ineffective Portion and Amount excluded	Amount of (Gain) Loss recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
Hedging	As of March 31,		(Effective	Three months ended March 31,		from Effectiveness	Three months ended March 31,
Relationships	2008	2009	Portion)	2008	2009	Testing)	2008	2009
Forward foreign exchange contracts	$(93,655)	$432,941	Revenue	$(192)	$(182)	Foreign exchange (gains) losses ,net	$—	$—
			Cost of revenue	(11,517)	12,226
			Selling, general and administrative expenses	(3,953)	3,082
	$(93,655)	$432,941		$(15,662)	$15,126		$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Derivative financial instruments (Continued)

During the three months ended March 31, 2008 and 2009, gain (loss) amounting to $0 and ($5,668), respectively, was reclassified from accumulated other comprehensive income (loss) to earnings as part of foreign exchange (gains) losses, net, as a result of discontinuance of certain cash flow hedges.

Non-designated Hedges

The Company also uses derivative instruments that are not designated as hedges under SFAS No. 133, to hedge the fluctuations in interest rate on borrowings and foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income and was $1,416 and $5,656 for the three months ended March 31, 2008 and 2009, respectively.

8. Property, plant and equipment, net

Property, plant and equipment, net consists of the following:

	As of December 31, 2008	As of March 31, 2009
Property, plant and equipment, gross	$319,049	$316,350
Less: Accumulated depreciation and amortization	(144,783)	(148,542)
Property, plant and equipment, net	$174,266	$167,808

Depreciation expense on property, plant and equipment for the three months ended March 31, 2008 and 2009 was $9,419 and $10,681, respectively. The amount of computer software amortization for the three months ended March 31, 2008 and 2009 was $6,329 and $2,729, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to ($1,173) and $1,044 for the three months ended March 31, 2008 and 2009, respectively.

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2008 and three months ended March 31, 2009:

	As of December 31, 2008	As of March 31, 2009

Opening balance	$601,120	$531,897
Additional goodwill representing contingent consideration in Genpact Netherlands B.V. (ICE)	23,539	—
Reversal of valuation allowance recorded in connection with past business acquisitions	(356)	—
Effect of exchange rate fluctuations	(92,406)	(29,364)
Closing balance	$531,897	$502,533

The total amount of goodwill deductible for tax purposes is $15,980 and $13,537 as of December 31, 2008 and March 31, 2009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

9. Goodwill and intangible assets (Continued)

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2008			As of March 31, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related intangible assets	$197,540	$140,682	$56,858	$185,310	$136,371	$48,939
Marketing-related intangible assets	15,284	10,276	5,008	14,599	11,033	3,566
Contract-related intangible assets	458	458	—	427	427	—
Other intangible assets	344	43	301	343	72	271
	$213,626	$151,459	$62,167	$200,679	$147,903	$52,776

Amortization expenses for intangible assets as disclosed in the unaudited interim consolidated financial statements of income under amortization of acquired intangible assets for the three months ended March 31, 2008 and 2009 were $10,224 and $6,869, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the three months ended March 31, 2008 and 2009 was $258 and $151, respectively, and has been reported as a reduction of revenue, consistent with the guidance in EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. As of March 31, 2009, the unamortized value of the intangible asset was $912, which will be amortized in future periods and reported as a reduction of revenue.

The terms of the acquisition agreement for E-Transparent B.V. and related entities (“ICE”) dated March 1, 2007 provided for the payment of contingent consideration in 2009 to the former shareholders of ICE, if certain profitability targets were met. As a result of achieving these profitability targets, in May 2008 the Company entered into an agreement with the former shareholders of ICE providing that additional purchase consideration of $23,539 would be paid unconditionally on February 16, 2009 and such amount was paid. The Company has followed the consensus reached in EITF 95-8, “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination”, and recorded the payable with an offset to goodwill in the second quarter of 2008.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

10. Employee benefit plans (Continued)

Net Gratuity Plan costs for the three months ended March 31, 2008 and 2009 include the following components:

	Three months ended March 31,
	2008	2009

Service costs	$432	$468
Interest costs	172	193
Amortization of actuarial loss	127	104
Expected return on plan assets	(95)	(140)
Net Gratuity Plan costs	$636	$625

Defined contribution plans

During the three months ended March 31, 2008 and 2009, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2008	2009

India	$2,226	$1,919
US	399	378
UK	162	109
Hungary	8	9
China	1,032	1,615
Mexico	34	24
Total	$3,861	$4,054

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

The share-based compensation costs relating to the above plans for the three months ended March 31, 2008 and 2009, were $3,927, and $4,660, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to assumptions used to estimate the fair value of options granted during the three months ended March 31, 2009.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

11. Share-based compensation (Continued)

A summary of the options granted during the three months ended March 31, 2009 is set out below:

	Three months ended March 31, 2009
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding as of January 1, 2009	23,820,664	$9.75	7.9	$—
Granted	320,000	8.27	—	—
Forfeited	(556,040)	12.81	—	—
Expired	(856)	6.51	—	—
Exercised	(104,631)	3.52	—	558
Outstanding as of March 31, 2009	23,479,137	$9.69	7.7	$48,427
Vested and exercisable as of March 31, 2009 and expected to vest thereafter (Note a)	20,634,452	$9.46	7.7	$45,250
Vested and exercisable as of March 31, 2009	6,823,334	$5.12	6.6	$29,302
Weighted average grant date fair value of grants during the period	$4.00

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

11. Share-based compensation (Continued)

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the three months ended March 31, 2009 is set out below:

	Three months ended March 31, 2009
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding as of January 1, 2009	70,959	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—
Outstanding as of March 31, 2009	47,306	$14.04

Restricted Share Units

During the three months ended March 31, 2009, the Company granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs vest over three years and have a contractual period of ten years. The compensation expense is recognized on a straight line over the vesting term.

A summary of RSUs granted during the three months ended March 31, 2009 is set out below:

	Three months ended March 31, 2009
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value

Outstanding as of January 1, 2009	—	$—
Granted	175,000	8.26
Vested and allotted	—	—
Forfeited	—	—
Outstanding as of March 31, 2009	175,000	$8.26

As of March 31, 2009, the total remaining unrecognized share-based compensation costs related to RSUs amounted to $1,368 which will be recognized over the weighted average remaining requisite vesting period of 2.84 years.

Employee Stock Purchase Plan (ESPP)

On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”). The ESPP allows eligible employees to purchase the Company’s common shares through payroll deduction at 95% of the fair value per share on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP shall not exceed the greater of 15% of the participating employee’s base salary or $25 per calendar year. The offering periods would commence on the first business day in March and September each year, and end on the last business day in August and February each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP. During the quarter ended March 31, 2009, 19,300 common shares were issued under the ESPP plan. The ESPP is considered non-compensatory under SFAS No. 123(R), “Share Based Payment”.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Earnings (loss) per share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Basic and diluted earnings (loss) per common share give effect to the change in the number of common shares of the Company. The calculation of earnings (loss) per common share was determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, have been included in the computation of diluted net earnings (loss) per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 11,506,454 and 15,327,639 for the quarters ended March 31, 2008 and 2009, respectively.

	Three months ended March 31,
	2008	2009

Net income available to Genpact Limited common shareholders	$19,693	$29,959
Weighted average number of common shares used in computing basic earnings (loss) per common share	212,197,645	214,585,598
Dilutive effect of stock options	6,311,323	2,657,127
Weighted average number of common shares used in computing dilutive earnings (loss) per common share	218,508,968	217,242,725
Earnings (loss) per common share -
Basic	$0.09	$0.14
Diluted	$0.09	$0.14

13. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2008	2009
Personnel expenses	$91,050	$99,969
Operational expenses	42,056	52,717
Depreciation and amortization	12,975	11,033
	$146,081	$163,719

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

14. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2008	2009
Personnel expenses	$37,812	$41,313
Operational expenses	21,552	20,166
Depreciation and amortization	2,773	2,378
	$62,137	$63,857

15. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended March 31,
	2008	2009

Interest income	$4,216	$2,404
Interest expense	(2,494)	(1,314)
Loss on interest rate swaps	(283)	—
Other income (expense)	435	(18)
	$1,874	$1,072

16. Income taxes

In accordance with the provisions of SFAS No. 109. “Accounting for Income Taxes”, as interpreted by FIN 18, “Accounting for Income Taxes in Interim Periods”, the effective tax rate reflects the partial expiry of the tax holiday applicable to one of the Company’s Indian subsidiaries on March 31, 2009.

As a result of change in tax status of one of its subsidiaries in the U.S. during the year ended December 31, 2007, the Company recognized the tax effects in the consolidated statements of income for the deferred tax liability associated with the unrealized gains (loss) on certain effective hedges in other comprehensive income (loss). During the quarter ended March 31, 2009, the Company recognized a reversal of deferred tax liability amounting to $2,795 for these hedges maturing in this quarter of 2009.

As of December 31, 2008, the Company had unrecognized tax benefits amounting to $10,993 including an amount of $7,210 that, if recognized, would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2009 to March 31, 2009:

Opening balance as of January 1, 2009	$10,993
Increase related to prior year tax positions	—
Decrease related to prior year tax positions	(1,592)
Increase related to current year tax positions	—
Effect of exchange rate changes	(417)
Closing balance as of March 31, 2009	$8,984

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

16. Income taxes (Continued)

The unrecognized tax benefits as of March 31, 2009 include an amount of $5,455 that, if recognized, would impact the effective tax rate. As of December 31, 2008 and March 31, 2009, the Company has accrued approximately $1,651 and $1,544, respectively, in interest expense relating to unrecognized tax benefits, which is included within its provision for income tax expense.

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

The related party expenses and income can be categorized as follows:

Revenue from services

Prior to December 31, 2004, substantially all of the revenues of the Company were derived from services provided to GE. In connection with the 2004 Reorganization, GE entered into a Master Service Agreement, or MSA, with the Company. The GE MSA, as amended, provides that GE will purchase services in an amount not less than a minimum volume commitment, or MVC, of $360,000 per year for seven years beginning January 1, 2005, $270,000 in 2012, $180,000 in 2013 and $90,000 in 2014. Revenues in excess of the MVC can be credited, subject to certain limitations, against shortfalls in the subsequent years.

For the three months ended March 31, 2008 and 2009, the Company recognized net revenues from GE of $114,323, and $112,021, respectively, representing 49% and 42%, respectively, of the consolidated total net revenues.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the three months ended March 31, 2008 and 2009, cost of revenue included amounts of $1,682 and $1,327, respectively, relating to services procured from GE.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the three months ended March 31, 2008 and 2009, selling, general and administrative expenses included amounts of $187 and $75, respectively, relating to services procured from GE. For the three months ended March 31, 2008 and 2009, selling, general and administrative expenses also include a cost credit of $22 and $261, respectively, in relation to cost recovery from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication services to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the three months ended March 31, 2008 and 2009, income from these services was ($1,138) and ($1,713), respectively.

Interest income

The Company earned interest income on short term deposits placed with GE. For the three months ended March 31, 2008 and 2009, interest income earned on these deposits was $407 and $1,232, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the three months ended March 31, 2008 and 2009, interest expense relating to such related party debt amounted to $197 and $167, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward looking statements as a result of various factors, including but not limited to those listed below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operation”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect” , “anticipate” , “intend” , “plan”, “believe” , “seek” , “estimate” , “could” , “may” , “shall” , “will” , “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These forward looking statements include, but are not limited to, statements relating to:

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

•                  our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•                  increases in wages in locations in which we have operations;

•                  restrictions on visas for our employees traveling to North America and Europe;

•                  our ability to maintain pricing and asset utilization rates;

•                  fluctuations in exchange rates between U.S. dollars, euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines peso, Guatemala quetzal, Mexican peso, Moroccan dirham (DH), Polish zloty and Romanian leu;

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

•                  our ability to collect the customer receivables;

•                  regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•                  the international nature of our business;

•                  technological innovation;

•                  unionization of any of our employees; and

•                  our ability to successfully consummate or integrate strategic acquisitions.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. We are under no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Form 10-Q and Form 8-K reports filed with the SEC.

Overview

We are a leader in the globalization of services and technology and a pioneer in managing business processes for companies around the world. We combine our process expertise, information technology expertise and analytical capabilities, together with operational insight derived from our experience in diverse industries, to provide a wide range of services using our global delivery platform. Our goal is to help our clients improve the ways in which they do business by continuously improving their business processes, including through the application of Six Sigma and Lean principles and leveraging technology. We strive to be a seamless extension of our clients’ operations.

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

Our leadership team, our methods and our culture have been deeply influenced by our eight years as a captive operation of GE. Many elements of GE’s success—the rigorous use of metrics and analytics, the relentless focus on improvement, a strong emphasis on the client and innovative human resources practices—are the foundations of our business.

As of March 31, 2009 we have more than 36,500 employees with operations in twelve countries. In the first quarter of 2009, we had net revenues of $265.8 million, of which 57.9% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed Luxembourg entity. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. On December 16, 2005, GE’s affiliate sold a portion of its equity in us to a subsidiary of Wachovia Corporation. Wachovia Corporation merged with Wells Fargo & Company on December 31, 2008. On December 22, 2006, we redeemed shares held by GE affiliates. On December 18, 2007, GE’s affiliate, GE Capital (Mauritius) Holdings Ltd., sold a further portion of its equity in us to an affiliate of a limited partner of one of our shareholders. As of March 31, 2009, GE, through its affiliates, owned 18.6% of our outstanding equity.

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

The 2007 Reorganization and IPO

On March 29, 2007, we formed Genpact Limited in Bermuda to be the new holding company for our business. It was initially a wholly-owned subsidiary of GGH. On July 13, 2007, we effectuated a transaction that resulted in Genpact Limited owning 100% of the capital stock of GGH. This transaction together with other related transactions is referred to as the “2007 Reorganization.” This transaction occurred by the shareholders of GGH exchanging their common shares of GGH for common shares of Genpact Limited and the shareholders of Genpact Global (Lux) S.à.r.l., or GGL, exchanging their common and preferred shares of GGL for common shares of Genpact Limited. In addition, as part of the 2007 Reorganization, GGL, which owned approximately 63% of the outstanding equity of GGH, became a wholly owned subsidiary of Genpact Limited pursuant to a share exchange. GGL had no operations or assets other than its ownership interest in GGH, and had no liabilities other than obligations for accumulated dividends on preferred shares that were eliminated in the 2007 Reorganization and certain tax liabilities of $2.1 million that were paid on July 27, 2007. GE, through its affiliate GE Capital (International) Mauritius Holdings Ltd., and GICo reimbursed us for such tax liabilities in accordance with their agreement to indemnify us for such liabilities. As part of the 2007 Reorganization, GGH became a Bermuda company and changed its name to Genpact Global Holding (Bermuda) Limited and GGL also became a Bermuda company, in accordance with the laws of Bermuda and Luxembourg and its name was changed to Genpact Global (Bermuda) Limited. We use the terms “Genpact”, “Company”, “we” and “us” to refer to both GGH and its subsidiaries prior to July 13, 2007 and Genpact Limited and its subsidiaries after such date.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2-”Summary of significant accounting policies” under Item 1-”Financial Statements” above and Part-II Item-7-”Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassification

In order to more clearly reflect our costs, including the impact of our long-term foreign exchange hedging strategy, we have reclassified our foreign exchange gains or losses on cash flow hedges from a separate line item above income from operations to the underlying hedged items, namely, selling, general and administrative expenses, cost of revenue or net revenues, as applicable.  The residual foreign exchange gains or losses, primarily relating to the re-measurement of foreign currency assets or liabilities, mainly accounts receivable, and the ineffective portion of foreign exchange gains or losses, if any, are now reclassified on the income statement below income from operations as foreign exchange (gains) losses, net.  This reclassification does not affect net income or earnings per share. Our financial statements for the period ended March 31, 2008 reflect such reclassification.

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the three months ended March 31, 2008 and 2009.

	Three months Ended March 31,
	2008		2009
	(dollars in millions)
Net revenues–GE	$114.3	48.7%	$112.0	42.1%
Net revenues–Global Clients	120.3	51.3%	153.8	57.9%
Total net revenues	234.6	100.0%	265.8	100.0%

Cost of revenue	146.1	62.3%	163.7	61.6%
Gross profit	88.5	37.7%	102.1	38.4%
Operating expenses
Selling, general and administrative expenses	62.1	26.5%	63.9	24.0%
Amortization of acquired intangible assets	10.2	4.4%	6.9	2.6%
Other operating (income) expense, net	(1.1)	0.5%	(1.7)	0.6%

Income from operations	17.3	7.4%	33.1	12.5%
Foreign exchange (gains) losses, net	(6.7)	2.9%	(2.8)	1.1%
Other income (expense), net	1.9	0.8%	1.1	0.4%

Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit)	25.9	11.0%	37.0	13.9%
Equity in loss of affiliates	0.2	0.1%	0.2	0.1%
Income tax expense (benefit)	3.2	1.3%	4.9	1.8%
Net Income	22.5	9.6%	31.9	12.0%
Net income attributable to noncontrolling interest	2.8	1.2%	1.9	0.7%

Net income attributable to Genpact Limited common shareholders	$19.7	8.4%	$30.0	11.3%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net revenues.    Our net revenues increased by $31.2 million, or 13.3%, in the first quarter of 2009 compared to the first quarter of 2008. We continue to grow our net revenues primarily through relationships with existing clients.  Our total headcount increased by 6% to 36,500 at the end of the first quarter 2009 from 34,500 at the end of the first quarter of 2008. In addition, our net revenue per employee increased due to a higher volume of more expensive service offerings including re-engineering and more effective deployment and utilization of personnel. Our revenue per employee increased from $29.0 thousand per employee in the first quarter of 2008 to $30.3 thousand in the first quarter of 2009.

Net revenues from GE decreased by $2.3 million, or 2.0%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview —Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2008, certain businesses in which GE ceased to be a 20% shareholder in 2008 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the first quarter of 2009 grew by 5.0% over the first quarter of 2008 after excluding such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 48.7% in the first quarter of 2008 to 42.1% in the first quarter of 2009, due to growth in revenues from our Global Clients.

Net revenues from Global Clients increased by $33.5 million, or 27.9%. This increase resulted from revenues from clients with which we entered into master service agreements, or MSAs, in 2005 through 2008. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 51.3% in the first quarter of 2008 to 57.9% in the first quarter of 2009. Excluding revenues from businesses divested by GE in 2008, Global Client revenues increased organically by approximately 20.2%.

Revenues from business process services increased to 83% of total net revenues in the first quarter of 2009 from 78% in the first quarter of 2008. Our business process services business grew 20% from the first quarter of 2008 to $221 million in the first quarter of 2009 primarily due to growth with several existing clients.  Revenues from our information technology business declined to 17% of total net revenues in the first quarter of 2009 from 22% in the first quarter of 2008 due to a general slow down in the information technology sector resulting in lower volumes and reduction in prices in the first quarter of 2009.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Three Months Ended March 31,
	2008		2009
	(dollars in millions)
Personnel expenses	$91.1	38.8%	$100.0	37.6%
Operational expenses	42.1	17.9	52.7	19.8
Depreciation and amortization	13.0	5.5	11.0	4.2
Cost of revenue	$146.1	62.3%	$163.7	61.6%

Cost of revenue increased by $17.6 million, or 12.1%. This increase reflected the general growth of our business. As a percentage of net revenues, cost of revenue decreased from 62.3% in the first quarter of 2008 to 61.6% in the first quarter of 2009. This decrease was primarily due to the reduction in personnel expenses and depreciation and amortization as a percentage of net revenues, partially off-set by higher operational costs.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $8.9 million, or 9.8%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth. Our total headcount increased by approximately 2,000 employees during the twelve months ended March 31, 2009, the majority of whom are directly working for our clients and generating revenue. The increase also reflects overall wage inflation, although the rate at which salaries are increasing slowed during the last quarter of 2008 and the first quarter of 2009. Our personnel expenses as a percentage of net revenues decreased from 38.8% in the first quarter of 2008 to 37.6% in the first quarter of 2009 primarily due to the increase in revenue per employee attributable to a higher volume of more expensive service offerings including re-engineering and more effective deployment and utilization of personnel.

Operational expenses increased by $10.7 million, or 25.2%. The increase was largely due to the addition of new Delivery Centers and the expansion of existing Delivery Centers over the last twelve months in India (Kolkata, Gurgaon and Hyderabad), Poland, Romania, China, Morocco and the Philippines to support growth, including the acquisition of a Delivery Center in Guatemala from GE in the third quarter of 2008. GE uses a portion of the Guatemala Delivery Center for certain of its support functions it manages and operates with its own employees. The income from such services is recorded in other operating income. As a percentage of net revenues, operational expenses increased from 17.9% in the first quarter of 2008 to 19.8% in the first quarter of 2009. Depreciation and amortization expenses as a component of cost of revenue decreased by $1.9 million to $11.0 million in the first quarter of 2009, primarily due to a $3.3 million charge in the first quarter of 2008 attributable to the write-off of certain software licenses which did not have any further useful life. This was partially offset by the increase due to opening of new Delivery Centers in 2008.

As a result of the foregoing, our gross profit increased by $13.6 million, or 15.3% and our gross margin increased from 37.7% in the first quarter of 2008 to 38.4% in the first quarter of 2009.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Three Months Ended March 31,
	2008		2009
	(dollars in millions)
Personnel expenses	$37.8	16.1%	$41.3	15.5%
Operational expenses	21.6	9.2	20.2	7.6
Depreciation and amortization	2.8	1.2	2.4	0.9
Selling, general and administrative expenses	$62.1	26.5%	$63.9	24.0%

Selling, general and administrative expenses, or SG&A expenses, increased by $1.7 million, or 2.8%. This increase reflects general growth in our business. As a percentage of net revenues, SG&A expenses decreased from 26.5% in the first quarter of 2008 to 24.0% in the first quarter of 2009. This was primarily due to cost reduction measures, such as restrictions on travel, recruitment, transportation, management meeting expenses, consultant fees, as well as the renegotiation of rates with certain vendors, adopted in the fourth quarter of 2008, the majority of which were continued through the first quarter of 2009.

Personnel expenses increased by $3.5 million, or 9.3%, reflecting the general growth in our business. The increase in personnel expenses reflects an increase in the number of higher cost senior employees in certain of our internal functions as well as general wage inflation.  As a percentage of net revenues, personnel expenses decreased from 16.1% in the first quarter of 2008 to 15.5% in the first quarter of 2009, which was primarily due to reduction in support personnel attributable to more effective deployment and utilization, and lower salary increases.

The operational expenses component of SG&A expenses decreased by $1.4 million, or 6.4%. This decrease is attributable to our reducing the number of support personnel as explained above in the first quarter of 2009 compared to the first quarter of 2008 and a $0.6 million reserve in the first quarter of 2008 that was established for loans subject to repurchase in Genpact Mortgage Services. This decrease is partly off-set by an increase in reserve for doubtful debts by $1.0 million in the first quarter of 2009 compared to the first quarter of 2008. As a percentage of net revenues, such costs decreased from 9.2% in the first quarter of 2008 to 7.6% in the first quarter of 2009 primarily due to more effective deployment and utilization of employees in internal support functions such as finance, legal and human resources resulting in reduction of personnel.

Depreciation and amortization expenses as a component of SG&A expenses decreased by $0.4 million to $2.4 million in the first quarter of 2009. This decrease in depreciation and amortization expenses is due to the reduced number of support personnel in the first quarter of 2009 compared to the first quarter of 2008 and consequent reduced allocation to SG&A.

Amortization of acquired intangibles.    In the first quarter of 2008 and 2009, we continued to incur significant non-cash charges of $10.2 million and $6.9 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization.

Other operating (income) expense, net.     Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that they manage and operate with their own employees, increased to $1.7 million in the first quarter of 2009 compared to $1.1 million in the first quarter of 2008 primarily due to the addition of a new Delivery Center in Guatemala and expansion in the Philippines. We do not recognize this income as net revenues because it is not currently one of the primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations.    Income from operations increased by $15.8 million to $33.1 million, primarily due to the decrease in SG&A expenses and amortization of acquired intangibles as a percentage of net revenues. As a percentage of net revenues, income from operations increased from 7.4% in the first quarter of 2008 to 12.5% in the first quarter of 2009.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $2.8 million for the first quarter of 2009 compared to a gain of $6.7 million in the first quarter of 2008. During the quarter ended March 31, 2009, a loss amounting to $5.7 million was reclassified from accumulated other comprehensive income (loss) to earnings as part of foreign exchange (gains) losses, net, as a result of the discontinuance of certain cash flow hedges. The hedge accounting for these cash flow hedges was discontinued as it was expected that the underlying forecasted transaction would not occur. The change in estimated forecasted transactions is necessitated by the change in the current macroeconomic environment vis-à-vis the period in which these hedges were originally contracted. After factoring this loss, the gain of $8.5 million primarily relates to the re-measurement of our non-functional currency assets and liabilities resulting from movements in the Indian rupee and US dollar exchange rates in the first quarter of 2009.

Other income (expense), net.    We recorded other income, net of interest expense, of $1.1 million in the first quarter of 2009 compared to $1.9 million in the first quarter of 2008. The change was driven by lower interest income of $2.4 million compared to $4.2 million off-set by a decrease in interest expense of $1.2 million primarily due to repayment of a portion of a long-term loan during 2008. In addition, the weighted average rate of interest with respect to outstanding long-term loans under the credit facility was reduced from 5.6% in the first quarter of 2008 to 2.2% in the first quarter of 2009.

Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit).    As a result of the foregoing factors, income before income taxes increased by $11.1 million or from 11.0% of net revenues in the first quarter of 2008 to 13.9% of net revenues in the first quarter of 2009.

Equity in (gain) loss of affiliates.    This represents our share of (gain) loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income taxes.    Our income tax expense increased from $3.2 million in the first quarter of 2008 to $4.9 million for the first quarter of 2009. This increase is driven by higher taxable profits including the partial expiration of our tax holiday in India as of March 31, 2009. This increase is partially offset by tax benefits on share-based compensation in certain jurisdictions.

Net income.    As a result of the foregoing factors, net income increased by $9.3 million from $22.5 million in the first quarter of 2008 to $31.9 million in the first quarter of 2009. As a percentage of net revenues, our net income was 9.6% in the first quarter of 2008 and 12.0% in the first quarter of 2009.

Net income attributable to noncontrolling interest.    The noncontrolling interest is due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $2.8 million in the first quarter of 2008 to $1.9 million in the first quarter of 2009.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders increased by $10.3 million from $19.7 million in the first quarter of 2008 to $30.0 million in the first quarter of 2009. As a percentage of net revenues, our net income was 8.4% in the first quarter of 2008 and 11.3% in the first quarter of 2009.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2008 and March 31, 2009 is presented below:

	As of December 31, 2008	As of March 31, 2009	% Change
	(dollars in millions)

Cash and cash equivalents	$184.1	$210.7	14.5%
Short term Investment	141.7	118.4	16.5
Short term Borrowings	25.0	25.0	—
Long-term debt due within one year	29.5	34.6	17.0
Long-term debt other than the current portion	69.7	59.8	14.2
Genpact Limited shareholders’ equity	$841.8	$775.5	7.9%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

Our cash and cash equivalents were $210.7 million as of March 31, 2009 compared to $184.1 million as of December 31, 2008. Our cash and cash equivalents are comprised of (a) $70.4 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $121.7 million in term deposits with banks to be used for medium term planned expenditure and capital requirements and (c) $18.6 million in U.S. Treasury bills with an original maturity of less than three months.

In addition, as of March 31, 2009, $118.4 million was invested in U.S. Treasury bills to be used for longer term capital requirements and acquisitions compared to $141.7 million as of December 31, 2008. We had $19.4 million as short-term deposits with GE India affiliates compared to $59.3 million in December 31, 2008.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,
	2008	2009
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$20.9	$18.8
Investing activities	(17.0)	28.1
Financing activities	(9.2)	(6.9)
Net increase (decrease) in cash and cash equivalents	$(5.3)	$39.9

Cash flow from operating activities.    Our net cash provided by operating activities decreased by $2.1 million from $20.9 million in the three months ended March 31, 2008 to $18.8 million in the three months ended March 31, 2009. Our net income adjusted for amortization and depreciation and other non-cash items increased by $2.9 million. The decrease in cash flow from operating activities was due to higher working capital of $5.0 million primarily driven by an increase in Indian taxes paid for periods prior to 2004 to be recovered from GE later this year and a realized foreign exchange loss of $3.6 million relating to the payment of contingent consideration to the sellers of ICE in February 2009.

Cash flow from investing activities.    Our net cash provided by investing activities was $28.1 million in the three months ended March 31, 2009 compared to use of $17.0 million in the three months ended March 31, 2008. We invested $13.5 million in purchases of property, plant and equipment in connection with the opening of new Delivery Centers in the three months ended March 31, 2009 compared to $18.1 million in the three months ended March 31, 2008. We realized $23.3 million, net of purchases, from the sale of U.S. Treasury bills and $37.8 million from maturing of deposits with GE India. We paid $20.2 million to the sellers of ICE as contingent consideration that we were obligated to pay on achievement of certain profitability targets.

Cash flow from financing activities.    Our net cash used by financing activities was $6.9 million in the three months ended March 31, 2009, compared to $9.2 million in the three months ended March 31, 2008. We repaid $5.0 million of our long term debt as part of our scheduled repayments under our credit arrangement and paid the minority partners of ICE $1.8 million in the three months ended March 31, 2009.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $94.3 million at March 31, 2009 compared to $99.2 million at December 31, 2008, which represented long-term debt primarily related to the 2004 Reorganization. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 5.6% and 2.2% for the three months ended March 31, 2008 and 2009, respectively.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of March 31, 2009, short-term credit facilities available to the Company aggregated $145 million, which are under the same agreement as our long-term debt facility. As of March 31, 2009, a total of $32.9 million was utilized, which represented $7.9 million non-funded drawdown and $25.0 million cash drawdown.

Goodwill Impairment Testing

We test goodwill for impairment at least on an annual basis on September 30 of each year. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Determining whether an impairment has occurred requires valuation of the respective reporting units, which we estimate using the discounted cash flow method. Valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions which we believe to be reasonable but that are unpredictable and inherently uncertain and accordingly actual results may differ from these estimates. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. The results of our evaluation as of September 30, 2008, showed that the fair values of all our reporting units exceeded their book values.

As a result of the changes in the global economy and the uncertainty around the macroeconomic environment, we re-tested goodwill for impairment as of March 31, 2009 for events and conditions identified in accordance with the guidance in paragraph 20 of SFAS No. 142, “Goodwill and Other Intangible Assets”. The fair values of the respective reporting units were calculated using updated estimated future cash flows reflecting the change in the operating plan of the Company for 2009. The results of our re-testing showed that, as of March 31, 2009, the fair values of all our reporting units exceeded their book values and thus the second step of measuring possible goodwill impairment was not necessary.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see the Risk Factor entitled “Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2008, “—Contractual Obligations” below and note 6 of our unaudited interim consolidated financial statements.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2009:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$34.6	$59.8	$—	$—	$94.3
Capital leases	1.9	2.9	0.8	—	5.6
Operating leases	22.6	44.4	76.9	—	143.9
Purchase obligations	10.9	—	—	—	10.9
Capital commitments net of advances	17.3	—	—	—	17.3
Other long-term liabilities (1)	168.6	302.0	—	—	470.6
Total contractual cash obligations	$255.8	$409.1	$77.8	$—	$742.6

(1) Excludes $9.0 million towards uncertain tax positions calculated in accordance with FIN 48. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements in 2008, see Note 2-” Recently adopted accounting pronouncements” under Item 1-”Financial Statements” above and Part-II Item-7-”Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which is a revision of SFAS No. 141, “Business Combinations”. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, the Company adopted SFAS No. 141R and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Effective January 1, 2009, the Company adopted SFAS No. 160. See “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)”, and Note 2(a) under Item 1-”Financial Statements” for information and related disclosures regarding noncontrolling interest.

In February 2008, the FASB approved FASB Staff Position FAS No.157-2, “Effective Date of FASB statement No. 157” (FSP FAS 157-2), which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2009, the Company has adopted FAS 157 for non-financial assets and liabilities. The adoption of FAS 157 for non-financial assets and liabilities did not have a material impact on the Company’s financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, however SFAS No. 161 does not require comparative disclosures for earlier periods at initial adoption. Effective January 1, 2009, the Company adopted SFAS No. 161. As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s consolidated results of operations, cash flows or financial position. See Note 7 under Item 1-”Financial Statements” for information and related disclosures.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Effective January 1, 2009, the Company adopted FSP FAS No. 142-3 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In November 2008, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 08 6, “Equity Method Investment Accounting Considerations”. EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of SFAS No. 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or the cost method under APB 18, as appropriate. Effective January 1, 2009, the Company adopted EITF 08-6 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, the FASB issued FASB Staff Position FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141R-1”). FSP FAS No. 141R-1 amends the provisions in Statement 141R for initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS No. 141R-1 eliminates the distinction between contractual and noncontractual contingencies, including the initial recognition and measurement criteria, in Statement 141R and instead carries forward most of the provisions in FASB Statement No. 141, Business Combinations, for acquired contingencies. FSP FAS No. 141R-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This is the same effective date as Statement 141R. Effective January 1, 2009, the Company adopted FSP FAS No. 141R-1 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

Recently issued accounting pronouncements

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP FAS 132(R)-1 on its disclosures about plan assets.

In April 2009, the FASB issued the following three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FASB Staff Positions FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s consolidated financial statements.

FASB Staff Positions FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated financial statements.

FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.    Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 the risk factors that materially affect our business, financial condition or results of operations.  You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On August 1, 2007, we commenced an initial public offering of our common shares, pursuant to which the Company and our selling shareholders each sold 17,647,059 common shares at a price of $14 per share. On August 14, 2007, the underwriters exercised their option to purchase 5,294,118 additional common shares from the Company at the initial offering price of $14 per share to cover over-allotments. The sales were made pursuant to a registration statement on Form S-1 (File No. 333-142875), which was declared effective by the SEC on August 1, 2007. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. The underwriting discounts and commissions and offering expenses payable by us aggregated $9.0 million, resulting in net proceeds to us of $294.5 million. We did not receive any proceeds from common shares sold by the selling shareholders.

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $35.0 million of the net proceeds from our initial public offering to partially repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness. The remaining proceeds are invested in short-term deposit accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At our 2009 Annual Meeting of Shareholders held on April 15, 2009, holders of 195,233,497 shares were present in person or by proxy, constituting 90.98% of the outstanding common shares as of the record date for the annual meeting. The matters voted upon at the annual meeting were:

Election of Directors.    The shareholders elected eleven directors to hold office until the next annual election and until their successors are duly elected and qualified:

	Votes cast in favor	Votes withheld
Pramod Bhasin	194,832,561	400,936
Rajat Kumar Gupta	194,800,712	432,785
John Barter	194,093,104	1,140,393
J Taylor Crandall	185,835,150	9,398,347
Steven A. Denning	185,824,500	9,408,997
Mark F. Dzialga	185,835,150	9,398,347
Jagdish Khattar	194,449,762	783,735
James C. Madden	194,469,846	763,651
Denis J. Nayden	186,455,042	8,778,455
Robert G. Scott	194,807,412	426,085
A. Michael Spence	177,894,581	17,338,916

Ratification of Independent Registered Public Accounting Firm.    The shareholders ratified the selection of KPMG as the Company’s independent registered public accounting firm for the current fiscal year:

Ratification of Independent Registered Public Accounting Firm
Votes cast in favor	194,986,131
Votes cast against	245,066
Votes abstaining	2,300
Broker non-votes	0

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
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

10.1	First Amendment to Agreement, dated March 23, 2009, by and among Genpact Global Holdings (Bermuda) Limited, Macro*World Research Corporation and Wells Fargo & Company.*+

10.2	Third Amendment to Master Professional Services Agreement, dated March 23, 2009, by and between Macro*World Research Corporation and Genpact International, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed with this Quarterly Report on Form 10-Q.

+ Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2009

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

10.1	First Amendment to Agreement, dated March 23, 2009, by and among Genpact Global Holdings (Bermuda) Limited, Macro*World Research Corporation and Wells Fargo & Company.*+

10.2	Third Amendment to Master Professional Services Agreement, dated March 23, 2009, by and between Macro*World Research Corporation and Genpact International, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed with this Quarterly Report on Form 10-Q.

+ Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.