Form 10-Q
period 2009-06-30
Genpact LTD
filed 2009-08-10
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2009

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of August 5, 2009 was 215,604,251.

i

PART I

Item 1.Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

		As of December 31,	As of June 30,
	Notes	2008	2009
Assets
Current assets
Cash and cash equivalents	3	$184,050	$285,785
Short term investments	4	141,662	60,571
Accounts receivable, net	5	140,504	137,763
Accounts receivable from a significant shareholder, net	5	88,793	97,854
Short term deposits with a significant shareholder		59,332	20,964
Deferred tax assets	16	38,629	32,444
Due from a significant shareholder		1,428	537
Prepaid expenses and other current assets		89,936	117,280
Total current assets		744,334	753,198

Property, plant and equipment, net	8	174,266	181,352
Deferred tax assets	16	111,002	88,913
Investment in equity affiliates		970	843
Customer-related intangible assets, net	9	56,858	45,938
Other intangible assets, net	9	5,309	2,695
Goodwill	9	531,897	536,771
Other assets		71,690	71,132
Total assets		$1,696,326	$1,680,842

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

		As of December 31,	As of June 30,
	Notes	2008	2009
Liabilities and equity
Current liabilities
Short-term borrowings		$25,000	$—
Current portion of long-term debt		29,539	39,614
Current portion of capital lease obligations		41	44
Current portion of capital lease obligations payable to a significant shareholder		1,968	1,997
Accounts payable		8,377	14,952
Income taxes payable	16	2,081	24,310
Deferred tax liabilities	16	12	13
Due to a significant shareholder		9,832	6,031
Accrued expenses and other current liabilities		348,209	298,143
Total current liabilities		$425,059	$385,104

Long-term debt, less current portion		69,665	49,834
Capital lease obligations, less current portion		82	80
Capital lease obligations payable to a significant shareholder, less current portion		4,259	3,765
Deferred tax liabilities	16	10,174	6,466
Due to a significant shareholder		7,322	10,257
Other liabilities		335,399	220,649
Total liabilities		$851,960	$676,155

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 214,560,620 and 215,497,453 issued and outstanding as of December 31, 2008 and June 30, 2009, respectively		2,146	2,155
Additional paid-in capital		1,030,304	1,044,974
Retained earnings		151,610	211,256
Accumulated other comprehensive income (loss)		(342,267)	(256,677)
Genpact Limited shareholders’ equity		841,793	1,001,708
Noncontrolling interest		2,573	2,979
Total equity		844,366	1,004,687
Commitments and contingencies
Total liabilities and equity		$1,696,326	$1,680,842

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended June 30,		Six months ended June 30,
	Notes	2008	2009	2008	2009
Net revenues
Net revenues from services — significant shareholder	17	$125,851	$110,428	$240,174	$222,449
Net revenues from services — others		127,725	162,422	248,028	316,234
Total net revenues		253,576	272,850	488,202	538,683
Cost of revenue
Services	13,17	147,092	165,803	293,173	329,522
Total cost of revenue		147,092	165,803	293,173	329,522
Gross profit		106,484	107,047	195,029	209,161

Operating expenses:
Selling, general and administrative expenses	14,17	66,632	63,866	128,769	127,723
Amortization of acquired intangible assets	9	9,601	6,496	19,825	13,365
Other operating (income) expense, net	17	1,073	(1,164)	(64)	(2,877)
Income from operations		$29,178	$37,849	$46,499	$70,950

Foreign exchange (gains) losses, net		883	2,234	(5,833)	(571)
Other income (expense), net	15,17	3,148	2,071	5,022	3,143

Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit)		31,443	37,686	57,354	74,664

Equity in (gain) loss of affiliates		110	205	319	435
Income tax expense (benefit)	16	3,376	5,663	6,543	10,535
Net Income		$27,957	$31,818	$50,492	$63,694

Net income attributable to noncontrolling interest		3,141	2,131	5,982	4,048
Net income attributable to Genpact Limited common shareholders		$24,816	$29,687	$44,510	$59,646

Net income available to Genpact Limited common shareholders	12	$24,816	$29,687	$44,510	$59,646
Earnings per common share attributable to Genpact Limited common shareholders	12
Basic		$0.12	$0.14	$0.21	$0.28
Diluted		$0.11	$0.14	$0.20	$0.27

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		213,001,442	215,030,747	212,599,543	214,808,173
Diluted		218,863,648	218,644,090	218,151,069	217,943,408

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Common shares		Additional		Accumulated Other	Non
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	controlling interest	Total Equity	Comprehensive Income (loss)
Balance as of January 1, 2008	212,101,874	$2,121	$1,000,179	$26,469	$221,960	$3,066	$1,253,795
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 11)	1,759,283	18	8,856	—	—	—	8,874
Distribution to noncontrolling interest	—	—	—	—	—	(5,631)	(5,631)
Share-based compensation expense (Note 11)	—	—	8,309	—	—	—	8,309
Comprehensive income:
Net income	—	—	—	44,510	—	5,982	50,492	$50,492
Other comprehensive income:
Net unrealized loss on cash flow hedging derivatives, net of taxes	—	—	—	—	(175,703)	—	(175,703)	(175,703)
Currency translation adjustments	—	—	—	—	(79,032)	(576)	(79,608)	(79,608)
Comprehensive income (loss)								$(204,819)
Balance as of June 30, 2008	213,861,157	$2,139	$1,017,344	$70,979	$(32,775)	$2,841	$1,060,528

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Common shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non controlling		Comprehensive
	No. of shares	Amount	Capital	Earnings	Income (loss)	interest	Total Equity	Income (loss)
Balance as of January 1, 2009	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 11)	917,533	9	5,094	—	—	—	5,103
Issuance of common shares under the employee share purchase plan (Note 11)	19,300	—	145	—	—	—	145
Distribution to noncontrolling interest	—	—	—	—	—	(3,611)	(3,611)
Share-based compensation expense (Note 11)	—	—	9,431	—	—	—	9,431
Comprehensive income:
Net income	—	—	—	59,646	—	4,048	63,694	$63,694
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	78,012	—	78,012	78,012
Unrealized gain on investment in U.S. treasury bills	—	—	—	—	37	—	37	37
Currency translation adjustments	—	—	—	—	7,541	(31)	7,510	7,510
Comprehensive income (loss)								$149,253
Balance as of June 30, 2009	215,497,453	$2,155	$1,044,974	$211,256	$(256,677)	$2,979	$1,004,687

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2008	2009
Operating activities
Net income attributable to Genpact Limited common shareholders	$44,510	$59,646
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	28,952	25,291
Amortization of debt issue costs	332	294
Amortization of acquired intangible assets	20,325	13,660
Loss (gain) on sale of property, plant and equipment, net	2,228	(343)
Provision for doubtful receivables	2,022	1,990
Provision for mortgage loans	580	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(2,684)	2,233
Equity in loss of affiliates	319	435
Noncontrolling interest	5,982	4,048
Share-based compensation expense	8,309	9,431
Deferred income taxes	(9,932)	(12,840)
Change in operating assets and liabilities:
Increase in accounts receivable	(30,341)	(7,817)
Increase in other assets	(16,380)	(30,016)
(Decrease) increase in accounts payable	(1,164)	5,859
Decrease in accrued expenses and other current liabilities	(3,856)	(33,048)
Increase in income taxes payable	14,220	22,279
Increase in other liabilities	5,959	6,658
Net cash provided by operating activities	$69,381	$67,760

Investing activities
Purchase of property, plant and equipment	(31,921)	(31,187)
Proceeds from sale of property, plant and equipment	3,790	1,904
Investment in affiliates	(883)	(296)
Purchase of short term investments	—	(85,623)
Proceeds from sale of short term investments	—	166,749
Short term deposits placed with significant shareholder	(122,673)	(64,457)
Redemption of short term deposits with significant shareholder	129,627	102,923
Payment for business acquisition	—	(20,196)
Net cash (used for) provided by investing activities	$(22,060)	$69,817

Financing activities
Repayment of capital lease obligations	(1,356)	(1,295)
Repayment of long-term debt	(10,458)	(10,000)
Repayment of short-term borrowings, net	—	(25,000)
Proceeds from issuance of common shares on exercise of options	8,874	5,248
Distribution to noncontrolling interest	(5,631)	(3,611)
Net cash used for financing activities	$(8,571)	$(34,658)

Effect of exchange rate changes	(20,078)	(1,184)
Net increase in cash and cash equivalents	38,750	102,919
Cash and cash equivalents at the beginning of the period	279,306	184,050
Cash and cash equivalents at the end of the period	$297,978	$285,785

Supplementary information
Cash paid during the period for interest	$3,404	$3,272
Cash paid during the period for income taxes	$12,937	$24,858
Property, plant and equipment acquired under capital lease obligation	$1,057	$850

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

The adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of Shareholders’ Equity on the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity and comprehensive income (loss). Additionally, net income attributable to noncontrolling interest is shown separately from net income in the consolidated statements of income. This reclassification had no effect on our previously reported financial position or results of operations.

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

(c) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a significant shareholder, and with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 39% and 42% of receivables as of December 31, 2008 and June 30, 2009, respectively. GE accounted for 49% and 41% of revenues for the six months ended June 30, 2008 and 2009, respectively, and for 50% and 40% of revenues for the three months ended June 30, 2008 and 2009, respectively.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Effective January 1, 2009, the Company adopted SFAS No. 160. See “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)”, and note 2(a) for information and related disclosures regarding noncontrolling interest.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view towards improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, however does not require comparative disclosures for earlier periods at initial adoption. Effective January 1, 2009, the Company adopted SFAS No. 161. As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s consolidated results of operations, cash flows or financial position. See note 7 for information and related disclosures.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

In April 2009, the FASB issued FASB Staff Position FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141R-1”). FSP FAS No. 141R-1 amends the provisions in Statement 141R for initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, in Statement 141R and instead carries forward most of the provisions in FASB Statement No. 141, Business Combinations, for acquired contingencies. FSP FAS No. 141R-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This is the same effective date as Statement 141R. Effective January 1, 2009, the Company adopted FSP FAS No. 141R-1 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, the FASB issued the following three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FASB Staff Positions FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted FASB Staff Positions FAS 157-4 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

FASB Staff Positions FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. Effective April 1, 2009, the Company adopted SFAS No. 165 which only requires additional disclosures and the adoption did not have any impact on its consolidated financial position, results of operations or cash flows.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events. Refer to Note 18, Subsequent events, for additional information.

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

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No.168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No.168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

(f) Reclassification

Certain reclassifications have been made in the unaudited interim consolidated financial statements of prior periods to conform to the classification used in the current period.

3. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2008 and June 30, 2009 comprise:

	As of December 31, 2008	As of June 30, 2009
Deposits with banks	$75,277	$116,980
U.S. Treasury bills	48,690	49,495
Other cash and bank balances	60,083	119,310
	$184,050	$285,785

4. Short Term Investments

The components of the Company’s short term investments as of December 31, 2008 and June 30, 2009 are as follows:

	As of December 31, 2008
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$141,662	$—	$—	$141,662
	$141,662	$—	$—	$141,662

	As of June 30, 2009
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$60,534	$37	$—	$60,571
	$60,534	$37	$—	$60,571

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

4. Short Term Investments (continued)

The fair value of short term investments approximates the carrying value as of December 31, 2008.

5. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $235,303 and $241,948, and provision for doubtful receivables were $6,006 and $6,331, resulting in net accounts receivable balances of $229,297 and $235,617, as of December 31, 2008 and June 30, 2009, respectively.

Accounts receivable from a significant shareholder, GE, were $90,308 and $99,589, and provision for doubtful receivables were $1,515 and $1,735, resulting in net accounts receivable balances of $88,793 and $97,854, as of December 31, 2008 and June 30, 2009, respectively.

6. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and loans held for sale were determined using the following inputs as of December 31, 2008 and June 30, 2009:

	As of December 31, 2008
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$4,348	$—	$4,348	$—
Loans held for sale (Note a)	759	—	—	759
U.S. Treasury bills (Note c)	190,352	190,352	—	—
Total	$195,459	$190,352	$4,348	$759

Liabilities

Derivative Instruments (Note b)	$386,951	$—	$386,951	$—
Total	$386,951	$—	$386,951	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

6. Financial Instruments (Continued)

	As of June 30, 2009
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$8,815	$—	$8,815	$—
Loans held for sale (Note a)	759	—	—	759
U.S. Treasury bills (Note c)	110,066	110,066	—	—
Total	$119,640	$110,066	$8,815	$759

Liabilities

Derivative Instruments (Note b)	$266,848	$—	$266,848	$—
Total	$266,848	$—	$266,848	$—

(a) Included in prepaid expenses and other current assets and other assets in the consolidated balance sheet.

(b) Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheet.

(c) Included in either cash and cash equivalents or short term investments in the consolidated balance sheet.

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Opening balance, net	$1,265	$759	$1,743	$759
Impact of fair value included in earnings	—	—	(478)	—
Closing balance	$1,265	$759	$1,265	$759

The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from multiple independent sources including financial institutions. Loans held for sale are valued using collateral values based on inputs from a single source when the Company is not able to corroborate the inputs and assumptions with other relevant market information. Investments in U.S. Treasury bills which are classified as available-for-sale and cash and cash equivalents are measured using quoted market prices at the reporting date multiplied by the quantity held.

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks / financial institutions and the Company considers the risks of non-performance by the counterparties as non-material. The forward foreign exchange contracts mature between zero and forty-two months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts as of (Note a)		Balance sheet exposure asset (liability) as of (Note b)
	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,526,000	$2,407,000	$(334,212)	$(231,506)
United States Dollars (sell) Mexican Peso (buy)	24,000	24,000	(4,660)	(583)
United States Dollars (sell) Philippines Peso (buy)	8,000	17,500	(68)	(194)
Euro (sell) United States Dollars (buy)	13,831	28,140	(171)	(1,144)
Euro (buy) United States Dollars (sell)	23,033	—	(2,181)	—
Euro (sell) Hungarian Forints (buy)	29,739	21,360	(767)	(715)
Euro (sell) Romanian Leu (buy)	101,914	82,441	(32,210)	(13,970)
Japanese Yen (sell) Chinese Renminbi (buy)	59,859	53,247	(9,983)	(5,354)
Pound Sterling (sell) United States Dollars (buy)	11,993	31,844	1,568	(3,157)
Australian Dollars (sell) United States Dollars (buy)	4,418	10,156	81	(1,410)

			$(382,603)	$(258,033)

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

The fair value of the derivative instruments and their location on the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2008	As of June 30, 2009	As of December 31, 2008	As of June 30, 2009
Assets

Prepaid expenses and other current assets	$2,766	$504	$1,373	$6,167
Other assets	$209	$2,144	$—	$—

Liabilities

Accrued expenses and other current liabilities	$100,381	$97,030	$9,571	$5,276
Other liabilities	$276,999	$164,542	$—	$—

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

In connection with cash flow hedges, the Company has recorded as a component of accumulated and other comprehensive income (loss) or OCI within shareholders’ equity a gain (loss) of ($247,025), and ($169,013), net of taxes, as of December 31, 2008 and June 30, 2009, respectively.

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss reclassified from	Amount of (Gain) Loss reclassified from Accumulated OCI into Income (Effective Portion)				Location of (Gain) Loss recognized in Income on Derivative (Ineffective	Amount of (Gain) Loss recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
Statement 133 Cash Flow Hedging	As of June 30,		accumulated OCI into Income (Effective	Three months ended June 30,		Six months ended June 30,		Portion and Amount excluded from Effectiveness	Three months ended June 30,		Six months ended June 30,
Relationships	2008	2009	Portion)	2008	2009	2008	2009	Testing)	2008	2009	2008	2009
Forward foreign exchange contracts	$(111,540)	$(258,924)	Revenue	$(157)	$727	$35	$545	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(6,074)	12,944	(17,591)	25,170
			Selling, general and administrative expenses	(2,186)	3,218	(6,138)	6,300
	$(111,540)	$(258,924)		$(8,417)	$16,889	$(23,694)	$32,015		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as		Amount of (Gain) Loss recognised in Income on Derivatives
hedging instruments under	Location of (Gain) Loss recognized	Three months ended June 30,		Six months ended June 30,
Statement 133	in Income on Derivative	2008	2009	2008	2009
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$12,627	$(9,074)	$14,043	$(3,418)
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	—	547	—	6,215
Interest rate swaps (Note c)	Other income (expense), net	283	—	—	—
		$12,910	$(8,527)	$14,043	$2,797

(a)          These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under SFAS No. 133. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

(b)         These forward foreign exchange contracts were initially designated as cash flow hedges under SFAS No. 133. The net loss amounts of $547 and $6,215 for the three and six months ended June 30, 2009 respectively, include the recognition of previously unrecognized losses for certain derivative contracts accounted for within accumulated other comprehensive income (loss). These losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. For the three and six months ended June 30, 2009, losses of $1,660 and $7,328, respectively, were recognized in the consolidated statements of income related to these re-designated contracts. In addition, these amounts also include subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

(c)          The Company uses derivative instruments that are not designated as hedges under SFAS No. 133, to hedge the fluctuations in interest rate on borrowings. Realized (gains) losses and changes in the fair value of these derivatives are recorded in other income (expense), net in the consolidated statements of income.

8. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2008	As of June 30, 2009
Property, plant and equipment, gross	$319,049	$349,081
Less: Accumulated depreciation and amortization	(144,783)	(167,729)
Property, plant, and equipment, net	$174,266	$181,352

Depreciation expense on property, plant and equipment for the six months ended June 30, 2008 and 2009 was $17,499 and $21,524, respectively, and for the three months ended June 30, 2008 and 2009 was $8,098 and $10,840, respectively. The amount of computer software amortization for the six months ended June 30, 2008 and 2009 was $9,721 and $6,041, respectively, and for the three months ended June 30, 2008 and 2009 was $3,375 and $3,314, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to ($1,732) and $2,273 for the six months ended June 30, 2008 and 2009, respectively, and ($559) and $1,229 for the three months ended June 30, 2008 and 2009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2008 and six months ended June 30, 2009:

	As of December 31, 2008	As of June 30, 2009

Opening balance	$601,120	$531,897
Additional goodwill representing contingent consideration in Genpact Netherlands B.V. (ICE)	23,539	—
Reversal of valuation allowance recorded in connection with past business acquisitions	(356)	—
Effect of exchange rate fluctuations	(92,406)	4,874
Closing balance	$531,897	$536,771

The total amount of goodwill deductible for tax purposes is $15,980 and $14,403 as of December 31, 2008 and June 30, 2009, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2008			As of June 30, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related intangible assets	$197,540	$140,682	$56,858	$201,789	$155,851	$45,938
Marketing-related intangible assets	15,284	10,276	5,008	15,381	12,929	2,452
Contract-related intangible assets	458	458	—	461	461	—
Other intangible assets	344	43	301	343	100	243
	$213,626	$151,459	$62,167	$217,974	$169,341	$48,633

Amortization expenses for intangible assets as disclosed in the unaudited interim consolidated financial statements of income under amortization of acquired intangible assets for the six months ended June 30, 2008 and 2009 were $19,825 and $13,365, respectively, and for the three months ended June 30, 2008 and 2009 were $9,601 and $6,496, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the six months ended June 30, 2008 and 2009 were $500 and $295, respectively, and for the three months ended June 30, 2008 and 2009 were $242 and $144, respectively, and has been reported as a reduction of revenue, consistent with the guidance in EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. As of June 30, 2009, the unamortized value of the intangible asset was $816, which will be amortized in future periods and reported as a reduction of revenue.

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

Net Gratuity Plan costs for the three months and six months ended June 30, 2008 and 2009 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Service costs	$418	$465	$850	$933
Interest costs	166	192	338	385
Amortization of actuarial loss	121	103	248	207
Expected return on plan assets	(90)	(140)	(185)	(280)
Net Gratuity Plan costs	$615	$620	$1,251	$1,245

Defined contribution plans

During the three months and six months ended June 30, 2008 and 2009, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

India	$1,985	$1,947	$4,260	$3,866
U.S.	382	230	781	608
U.K.	197	151	359	260
Hungary	46	20	54	29
China	1,692	1,595	2,674	3,210
Mexico	25	15	60	39
Total	$4,327	$3,958	$8,188	$8,012

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

The share-based compensation costs relating to above plans for the six months ended June 30, 2008 and 2009, were $8,309, and $9,431, respectively, and for the three months ended June 30, 2008 and 2009 was $4,382 and $4,771, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to assumptions used to estimate the fair value of options granted during the six months ended June 30, 2009.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

11. Share-based compensation (Continued)

A summary of the options granted during the six months ended June 30, 2009 is set out below:

	Six months ended June 30, 2009
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding as of January 1, 2009	23,820,664	$9.75	7.9	$—
Granted	845,000	9.84	—	—
Forfeited	(1,083,729)	13.27	—	—
Expired	(147,982)	15.00	—	—
Exercised	(917,533)	4.31	—	6,856
Outstanding as of June 30, 2009	22,516,420	$9.78	7.5	$81,441
Vested and exercisable as of June 30, 2009 and expected to vest thereafter (Note a)	20,073,470	$9.65	7.5	$74,849
Vested and exercisable as of June 30, 2009	6,689,806	$5.10	6.3	$46,194
Weighted average grant date fair value of grants during the period	$4.24

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

11. Share-based compensation (Continued)

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the six months ended June 30, 2009 is set out below:

	Six months ended June 30, 2009
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding as of January 1, 2009	70,959	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—
Outstanding as of June 30, 2009	47,306	$14.04

Restricted Share Units

During the six months ended June 30, 2009, the Company granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs vest over three years and have a contractual period of ten years. The compensation expense is recognized on a straight line over the vesting term.

A summary of RSUs granted during the six months ended June 30, 2009 is set out below:

	Six months ended June 30, 2009
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value

Outstanding as of January 1, 2009	—	$—
Granted	175,000	8.26
Vested and allotted	—	—
Forfeited	—	—
Outstanding as of June 30, 2009	175,000	$8.26

As of June 30, 2009, the total remaining unrecognized share-based compensation costs related to RSUs amounted to $1,247 which will be recognized over the weighted average remaining requisite vesting period of 2.59 years.

Employee Stock Purchase Plan (ESPP)

On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”). The ESPP allows eligible employees to purchase the Company’s common shares through payroll deduction at 95% of the fair value per share on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP shall not exceed the greater of 15% of the participating employee’s base salary or $25 per calendar year. The offering periods would commence on the first business day in March and September each year, and end on the last business day in August and February each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP. During the six months ended June 30, 2009, 19,300 common shares were issued under the ESPP plan. The ESPP is considered non-compensatory under SFAS No. 123(R), “Share Based Payment”.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Earnings per share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic and diluted earnings per common share give effect to the change in the common shares of the Company. The calculation of earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, have been included in the computation of diluted net earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 10,647,202 and 14,918,568 for the six months ended June 30, 2008 and 2009, respectively, and is 9,787,951 and 14,509,497 for the three months ended June 30, 2008 and 2009, respectively.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Net income available to Genpact Limited common shareholders	$24,816	$29,687	$44,510	$59,646
Weighted average number of common shares used in computing basic earnings per common share	213,001,442	215,030,747	212,599,543	214,808,173
Dilutive effect of stock options	5,862,206	3,613,343	5,551,526	3,135,235
Weighted average number of common shares used in computing dilutive earnings per common share	218,863,648	218,644,090	218,151,069	217,943,408
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.12	$0.14	$0.21	$0.28
Diluted	$0.11	$0.14	$0.20	$0.27

13. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Personnel expenses	$91,649	$99,143	$182,699	$199,112
Operational expenses	46,938	55,110	88,994	107,827
Depreciation and amortization	8,505	11,550	21,480	22,583
	$147,092	$165,803	$293,173	$329,522

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

14. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Personnel expenses	$43,664	$45,232	$81,477	$86,545
Operational expenses	20,000	16,030	41,551	36,196
Depreciation and amortization	2,968	2,604	5,741	4,982
	$66,632	$63,866	$128,769	$127,723

15. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Interest income	$4,223	$2,300	$8,439	$4,703
Interest expense	(1,812)	(1,034)	(4,307)	(2,348)
Loss on interest rate swaps	—	—	(283)	—
Other income	737	805	1,173	788
	$3,148	$2,071	$5,022	$3,143

16. Income taxes

In accordance with the provisions of SFAS No, 109, “Accounting for Income Taxes”, as interpreted by FIN 18, “Accounting for Income Taxes in Interim Periods”, the effective tax rate reflects the partial expiry of the tax holiday applicable to one of the Company’s Indian subsidiaries on March 31, 2009.

As a result of change in tax status of one of its subsidiaries in the US during the year ended December 31, 2007, the Company recognized the tax effects in the consolidated statement of income for the deferred tax liability associated with the unrealized gains on certain effective hedges in other comprehensive income. During six months ended June 30, 2009, the Company recognized a reversal of deferred tax liability amounting to $5,257 for these hedges maturing in the six month period ended June 30, 2009.

As of December 31, 2008, the Company had unrecognized tax benefits amounting to $10,993 including an amount of $7,210 that, if recognized would impact the Effective Tax Rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2009 to June 30, 2009:

Opening balance as of January 1, 2009	$10,993
Decrease related to prior year tax positions	(1,652)
Effect of exchange rate changes	44
Closing balance as of June 30, 2009	$9,385

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

16. Income taxes (Continued)

The unrecognized tax benefits as of June 30, 2009 include an amount of $5,576 that, if recognized, would impact the effective tax rate. As of December 31, 2008 and June 30, 2009, the Company has accrued approximately $1,651 and $1,670, respectively, in interest relating to unrecognized tax benefits.

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

For the six months ended June 30, 2008 and 2009, the Company recognized net revenues from GE of $240,174 and $222,449, respectively, representing 49% and 41%, respectively, of the consolidated total net revenues. For the six months ended June 30, 2008 and 2009, the Company recognized net revenues from its non-consolidating affiliates of $177 and $0, respectively.

For the three months ended June 30, 2008 and 2009, the Company recognized net revenues from GE of $125,851, and $110,428, respectively, representing 50%, and 40%, respectively, of the consolidated total net revenues. For the three months ended June 30, 2008 and 2009, the Company recognized net revenues from its non-consolidating affiliates of $177 and $0, respectively.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the six months ended June 30, 2008 and 2009, cost of revenue, net of recovery, included amounts of $2,757 and $2,540, respectively, and for the three months ended June 30, 2008 and 2009 cost of revenue, net of recovery, included amounts of $1,197 and $1,300, respectively, relating to services procured from GE. For the six months ended June 30, 2008 and 2009, cost of revenue from services also include training & recruitment cost of $0 and $360, respectively, and $0 and $207 for the three months ended June 30, 2008 and 2009, from its non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the six months ended June 30, 2008 and 2009, selling, general and administrative expenses, net of recovery, included amounts of $275 and $169, respectively, and for the three months ended June 30, 2008 and 2009, selling, general and administrative expenses, net of recovery, included amounts of $137 and $108, respectively, relating to services procured from GE. For the six months ended June 30, 2008 and 2009, selling, general, and administrative expenses also include a cost recovery, net, of $55 and $427, respectively, and for the three months ended June 30, 2008 and 2009, selling, general, and administrative expenses also include a cost recovery, net, of $33 and $188, respectively, in relation to cost recovery from its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

17. Related party transactions (Continued)

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the six months ended June 30, 2008 and 2009, income from these services was ($2,340) and ($2,432), respectively, and for the three months ended June 30, 2008 and 2009, income from these services was ($1,202) and ($1,079), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the six months ended June 30, 2008 and 2009, interest income earned on these deposits was $1,381 and $1,609, respectively, and for the three months ended June 30, 2008 and 2009, interest income earned on these deposits was $974 and $377, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the six months ended June 30, 2008 and 2009, interest expense relating to such related party debt amounted to $399 and $370, respectively, and for the three months ended June 30, 2008 and 2009, interest expense relating to such related party debt amounted to $202 and $203, respectively.

Investment in equity affiliate

During the six months ended June 30, 2008 and 2009, the Company has made an investment of $860 and $296, respectively, in its non-consolidating affiliates.

18. Subsequent Events

On July 6, 2009, subsequent to the balance sheet date, the Indian Government has proposed the extension of the tax holiday available to STPI units by one year and has proposed to abolish the fringe benefit tax, or FBT. The Company has certain STPI units in India, which will be impacted by this proposed extension, if enacted. The Company expects that the extension will increase the anticipated tax benefit in future years. The Company is in the process of quantifying the potential impact of the extension of the tax holiday and abolishment of FBT.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operation”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect” , “anticipate” , “intend” , “plan”, “believe” , “seek” , “estimate” , “could” , “may” , “shall” , “will” , “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These forward-looking statements include, but are not limited to, statements relating to:

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

As of June 30, 2009 we have more than 37,400 employees with operations in twelve countries. In the second quarter of 2009, we had net revenues of $272.9 million, of which 59.5% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed Luxembourg entity. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. On December 16, 2005, GE’s affiliate sold a portion of its equity in us to a subsidiary of Wachovia Corporation. Wachovia Corporation merged with Wells Fargo & Company on December 31, 2008. On December 22, 2006, we redeemed shares held by GE affiliates. On December 18, 2007, GE’s affiliate, GE Capital (Mauritius) Holdings Ltd., sold a further portion of its equity in us to an affiliate of a limited partner of one of our shareholders. As of June 30, 2009, GE, through its affiliates, owned 18.5% of our outstanding equity.

Following the 2004 Reorganization, we began operating as an independent company. We separated ourselves operationally from GE and began building the capabilities necessary to be successful as an independent company. Among other things, we expanded our management infrastructure and business development capabilities so that we could secure business from clients other than GE. We substantially expanded administrative functions for which we had previously relied primarily on GE, such as finance, legal, accounting and human resources. We set up separate employee benefit and retirement plans, developed our own leadership training capability and enhanced our management information systems.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2-“Summary of significant accounting policies” under Item 1-“Financial Statements” above and Part-II Item-7-“Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the three months and six months ended June 30, 2008 and 2009.

	Three months Ended June 30,				Six months Ended June 30,
	2008		2009		2008		2009
	(dollars in millions)
Net revenues—GE	$125.9	49.6%	$110.4	40.5%	$240.2	49.2%	$222.4	41.3%
Net revenues—Global Clients	127.7	50.4%	162.4	59.5%	248.0	50.8%	316.2	58.7%

Total net revenues	253.6	100.0%	272.9	100.0%	488.2	100.0%	538.7	100.0%

Cost of revenue	147.1	58.0%	165.8	60.8%	293.2	60.1%	329.5	61.2%
Gross profit	106.5	42.0%	107.0	39.2%	195.0	39.9%	209.2	38.8%
Operating expenses
Selling, general and administrative expenses	66.6	26.3%	63.9	23.4%	128.8	26.4%	127.7	23.7%
Amortization of acquired intangible assets	9.6	3.8%	6.5	2.4%	19.8	4.1%	13.4	2.5%
Other operating (income) expense, net	1.1	0.4%	(1.2)	0.4%	(0.1)	0.0%	(2.9)	0.5%

Income from operations	29.2	11.5%	37.8	13.9%	46.5	9.5%	71.0	13.2%
Foreign exchange (gains) losses, net	0.9	0.3%	2.2	0.8%	(5.8)	1.2%	(0.6)	0.1%
Other income (expense), net	3.1	1.2%	2.1	0.8%	5.0	1.0%	3.1	0.6%

Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit)	31.4	12.4%	37.7	13.8%	57.4	11.7%	74.7	13.9%
Equity in loss of affiliates	0.1	0.0	0.2	0.1	0.3	0.1	0.4	0.1
Income tax expense (benefit)	3.4	1.3%	5.7	2.1%	6.5	1.3%	10.5	1.9%

Net Income	28.0	11.0%	31.8	11.7%	50.5	10.3%	63.7	11.8%
Net income attributable to noncontrolling interest	3.1	1.2	2.1	0.8	6.0	1.2	4.0	0.8

Net income attributable to Genpact Limited common shareholders	$24.8	9.8%	$29.7	10.9%	$44.5	9.1%	$59.6	11.1%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net revenues.    Our net revenues increased by $19.3 million, or 7.6%, in the second quarter of 2009 compared to the second quarter of 2008. We continue to grow our net revenues primarily through relationships with existing clients.  Our total headcount increased by 5% to approximately 37,400 at the end of the second quarter of 2009 from approximately 35,500 at the end of the second quarter of 2008. In addition, our revenue per employee increased due to a higher volume of more expensive service offerings including re-engineering and more effective deployment and utilization of personnel. Our revenue per employee increased from approximately $30.4 thousand per employee in the second quarter of 2008 to approximately $30.9 thousand in the second quarter of 2009. Our revenue growth was partly off-set by the weakening of the pound sterling, euro and Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

Net revenues from GE decreased by $15.4 million, or 12.3%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview —Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2008, certain businesses in which GE ceased to be a 20% shareholder in 2008 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the second quarter of 2009 declined 6.6% over the second quarter of 2008 after excluding such dispositions by GE. This decline was primarily driven by volume reductions, and non-renewals on some discretionary projects, primarily in the IT business as well as the weakening of the pound sterling, euro and Australian dollar against the U.S. dollar, as a portion of our GE revenues are received in such currencies.  As a result of the reduction in GE revenues and the growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 49.6% in the second quarter of 2008 to 40.5% in the second quarter of 2009.

Net revenues from Global Clients increased by $34.7 million, or 27.2%. This increase resulted from revenues from clients with which we entered into master service agreements, or MSAs, in 2005 through 2009, primarily due to higher volume. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 50.4% in the second quarter of 2008 to 59.5% in the second quarter of 2009. Excluding revenues from businesses divested by GE in 2008, Global Client revenues grew organically by approximately 22.3%.

Revenues from business process services increased to 83% of total net revenues in the second quarter of 2009 from 79% in the second quarter of 2008. Our business process services business grew 13% from the second quarter of 2008 to $227 million in the second quarter of 2009 primarily due to growth in our finance and accounting product offerings, our banking, financial services and insurance vertical and our domestic Indian business partially off-set by volume contractions at certain existing clients, including GE, and reduced pricing. Revenues from our information technology business declined to 17% of total net revenues in the second quarter of 2009 from 21% in the second quarter of 2008 due to continued reduction in spending on discretionary information technology projects as well as a reduction in prices in 2009.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Three months Ended June 30,
	2008		2009
	(dollars in millions)
Personnel expenses	$91.6	36.1%	$99.1	36.3%
Operational expenses	46.9	18.5	55.1	20.2
Depreciation and amortization	8.5	3.4	11.6	4.2
Cost of revenue	$147.1	58.0%	$165.8	60.8%

Cost of revenue increased by $18.7 million, or 12.7%. This increase reflected the general growth of our business. As a percentage of net revenues, cost of revenue increased from 58.0% in the second quarter of 2008 to 60.8% in the second quarter of 2009. This increase was primarily due to an increase in operational expenses and depreciation and amortization as a percentage of net revenues as well as the weakening of the pound sterling, euro and Australian dollar against the U.S. dollar, as a portion of our revenue are received in such currencies and price reductions in our information technology business.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $7.5 million, or 8.2%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth. Our total headcount increased by approximately 1,800 employees during the twelve months ended June 30, 2009, the majority of who are directly working for our clients and generating revenue. The increase also reflects overall wage inflation, although the rate at which salaries are increasing remains lower than it was in 2008. Our personnel expenses as a percentage of net revenues marginally increased from 36.1% in the second quarter of 2008 to 36.3% in the second quarter of 2009 primarily due to the negative impact on our total revenue of the weakening of the pound sterling, euro and Australian dollar against the U.S. dollar, as a portion of our  revenues are received in such currencies.

Operational expenses increased by $8.2 million, or 17.4%. The increase was largely due to the addition of new Delivery Centers and the expansion of existing Delivery Centers over the last twelve months in India (Kolkata, Gurgaon and Hyderabad), and the Philippines to support growth, including the acquisition of a Delivery Center in Guatemala from GE in the third quarter of 2008. GE continues to use a portion of the Guatemala Delivery Center for certain of its support functions that it manages and operates with its own employees. The income from such services is recorded in other operating income. As a percentage of net revenues, operational expenses increased from 18.5% in the second quarter of 2008 to 20.2% in the second quarter of 2009. Depreciation and amortization expenses as a component of cost of revenue increased by $3.0 million to $11.6 million in the second quarter of 2009, primarily due to opening of new Delivery Centers in 2008.

As a result of the foregoing, our gross profit increased by $0.6 million, or 0.5% and our gross margin decreased from 42.0% in the second quarter of 2008 to 39.2% in the second quarter of 2009.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Three months Ended June 30,
	2008		2009
	(dollars in millions)
Personnel expenses	$43.7	17.2%	$45.2	16.6%
Operational expenses	20.0	7.9	16.0	5.9
Depreciation and amortization	3.0	1.2	2.6	1.0
Selling, general and administrative expenses	$66.6	26.3%	$63.9	23.4%

Selling, general and administrative expenses, or SG&A expenses, decreased by $2.8 million, or 4.2%. As a percentage of net revenues, SG&A expenses decreased from 26.3% in the second quarter of 2008 to 23.4% in the second quarter of 2009. This was primarily due to cost reduction measures, such as restrictions on travel, recruitment, transportation, management meeting expenses and consultant fees, as well as the renegotiation of rates with certain vendors adopted in the fourth quarter of 2008, the majority of which were continued through the first half of 2009.

Personnel expenses increased by $1.6 million, or 3.6%, reflecting the general growth in our business. The increase in personnel expenses reflects an increase in the number of higher cost senior employees in certain of our internal support functions, mainly in sales and business development functions as well as general wage inflation.  As a percentage of net revenues, personnel expenses decreased from 17.2% in the second quarter of 2008 to 16.6% in the second quarter of 2009, which was primarily due to reduction in support personnel attributable to more effective deployment and utilization.

The operational expenses component of SG&A expenses decreased by $4.0 million, or 19.9%. This decrease is attributable to our reducing the number of support personnel as explained above in the second quarter of 2009 compared to the second quarter of 2008. As a percentage of net revenues, such costs decreased from 7.9% in the second quarter of 2008 to 5.9% in the second quarter of 2009 primarily due to more effective deployment and utilization of employees in internal support functions such as finance, legal and human resources resulting in reduction of personnel.

Depreciation and amortization expenses as a component of SG&A expenses decreased by $0.4 million to $2.6 million in the second quarter of 2009. This decrease in depreciation and amortization expenses is due to the reduced number of support personnel in the second quarter of 2009 compared to the second quarter of 2008 and consequent reduced allocation to SG&A.

Amortization of acquired intangibles.    In the second quarter of 2008 and 2009, we continued to incur significant non-cash charges of $9.6 million and $6.5 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization.

Other operating (income) expense, net.     Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, increased to

$1.2 million in the second quarter of 2009 compared to $1.1 million expense in the second quarter of 2008 primarily due to a loss of $2.3 million incurred in connection with the sale of certain software licenses and the sale of a facility in the second quarter of 2008. We do not recognize this income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations.    Income from operations increased by $8.7 million to $37.8 million, primarily due to the decrease in SG&A expenses and amortization of acquired intangibles as a percentage of net revenues. As a percentage of net revenues, income from operations increased from 11.5% in the second quarter of 2008 to 13.9% in the second quarter of 2009.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange loss of $2.2 million for the second quarter of 2009 compared to $0.9 million in the second quarter of 2008. During the quarter ended June 30, 2009, a loss amounting to $1.7 million was reclassified from accumulated other comprehensive income (loss) to earnings as part of foreign exchange (gains) losses, net, as a result of the discontinuance of certain cash flow hedges. The hedge accounting for these cash flow hedges was discontinued as it was expected that the underlying forecasted transaction would not occur. The change in estimated forecasted transactions is necessitated by the change in the current macroeconomic environment vis-à-vis the period in which these hedges were originally contracted. Excluding this loss, the remaining loss of $0.5 million primarily relates to the re-measurement of our non-functional currency assets and liabilities resulting from movements in the Indian rupee and U.S. dollar exchange rates in the second quarter of 2009.

Other income (expense), net.    We recorded other income, net of interest expense, of $2.1 million in the second quarter of 2009 compared to $3.1 million in the second quarter of 2008. The change was driven by lower interest income of $2.3 million compared to $4.2 million off-set by a decrease in interest expense by $0.8 million primarily due to repayment of a portion of a long-term loan during 2008. In addition, the weighted average rate of interest with respect to outstanding long-term loans under our credit facility was reduced from 3.5% in the second quarter of 2008 to 2.0% in the second quarter of 2009.

Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit).    As a result of the foregoing factors, income before income taxes increased by $6.2 million or from 12.4% of net revenues in the second quarter of 2008 to 13.8% of net revenues in the second quarter of 2009.

Equity in (gain) loss of affiliates.    This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income taxes.    Our income tax expense increased from $3.4 million in the second quarter of 2008 to $5.7 million for the second quarter of 2009. This increase is driven by higher taxable profits including the partial expiration of our tax holiday in India as of March 31, 2009. This increase is partially offset by tax benefits on share-based compensation in certain jurisdictions.

Net income.    As a result of the foregoing factors, net income increased by $3.9 million from $28.0 million in the second quarter of 2008 to $31.8 million in the second quarter of 2009. As a percentage of net revenues, our net income was 11.0% in the second quarter of 2008 and 11.7% in the second quarter of 2009.

Net income attributable to noncontrolling interest.    The noncontrolling interest is due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $3.1 million in the second quarter of 2008 to $2.1 million in the second quarter of 2009.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders increased by $4.9 million from $24.8 million in the second quarter of 2008 to $29.7 million in the second quarter of 2009. As a percentage of net revenues, our net income was 9.8% in the second quarter of 2008 and 10.9% in the second quarter of 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenues.    Our net revenues increased by $50.5 million, or 10.3%, in the first half of 2009 compared to the first half of 2008. We continue to grow our net revenues primarily through relationships with existing clients. Our total headcount increased by 5% to approximately 37,400 as of June 30, 2009 from approximately 35,500 as of June 30, 2008. In addition, our revenue per employee increased due to a higher volume of more expensive service offerings including re-engineering and more effective deployment and utilization of personnel. Our revenue per employee increased from approximately $29.7 thousand per employee in the first half of 2008 to approximately $30.6 thousand in the first half of 2009. Our revenue growth was partly off-set by the weakening of the pound sterling, euro and Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

Net revenues from GE decreased by $17.7 million, or 7.4%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview —Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2008, certain businesses in which GE ceased to be a 20% shareholder in 2008 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the first half of 2009 declined 1.1% over the first half of 2008 after excluding such dispositions by GE. This decline was primarily driven by volume reductions, and non-renewals on some discretionary projects, primarily in the IT business as well as the weakening of the pound sterling, euro and Australian dollar against the U.S. dollar, as a portion of our GE revenues are received in such currencies.  As a result of the reduction in GE revenues and the growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 49.2% in the first half of 2008 to 41.3% in the first half of 2009.

Net revenues from Global Clients increased by $68.2 million, or 27.5%. This increase resulted from revenues from clients with which we entered into master service agreements, or MSAs, in 2005 through 2009, primarily due to higher volume. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 50.8% in the first half of 2008 to 58.7% in the first half of 2009. Excluding revenues from businesses divested by GE in 2008, Global Client revenues increased organically by approximately 22.7%.

Revenues from business process services increased to 83% of total net revenues in the first half of 2009 from 79% in the first half of 2008. Our business process services business grew 17% from the first half of 2008 to $448 million in the first half of 2009 primarily due to growth in our finance and accounting product offerings, our banking, financial services and insurance vertical and our domestic Indian business partially off-set by volume contractions at certain existing clients, including GE, and reduced pricing. Revenues from our information technology business declined to 17% of total net revenues in the first half of 2009 from 21% in the first half of 2008 due to continued reduction in spending on discretionary information technology projects as well as a reduction in prices in the first half of 2009.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Six months Ended June 30,
	2008		2009
	(dollars in millions)
Personnel expenses	$182.7	37.4%	$199.1	37.0%
Operational expenses	89.0	18.2	107.8	20.0
Depreciation and amortization	21.5	4.4	22.6	4.2
Cost of revenue	$293.2	60.1%	$329.5	61.2%

Cost of revenue increased by $36.3 million, or 12.4%. This increase reflected the general growth of our business. As a percentage of net revenues, cost of revenue increased from 60.1% in the first half of 2008 to 61.2% in the first half of 2009. This increase was primarily due to an increase in operational expenses and depreciation and amortization as a percentage of net revenues as well as the weakening of the pound sterling, euro and Australian dollar against the U.S. dollar, as a portion of our  revenues are received in such currencies and price reductions in our information technology business.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $16.4 million, or 9.0%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth. Our total headcount increased by approximately 1,800 employees during the twelve months ended June 30, 2009, the majority of who are directly working for our clients and generating revenue. The increase also reflects overall wage inflation, although the rate at which salaries are increasing remains lower than it was in 2008. Our personnel expenses as a percentage of net revenues decreased marginally from 37.4% in the first half of 2008 to 37.0% in the first half of 2009 primarily due to the increase in revenue per employee attributable to a higher volume of more expensive service offerings including re-engineering and more effective deployment and utilization of personnel substantially off-set by reduced revenue due to the negative impact on our total revenue of the weakening of the pound sterling, euro and Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

Operational expenses increased by $18.8 million, or 21.2%. The increase was largely due to the addition of new Delivery Centers and the expansion of existing Delivery Centers over the last twelve months in India (Kolkata, Gurgaon and Hyderabad), Poland, Romania, China, Morocco and the Philippines to support growth, including the acquisition of a Delivery Center in Guatemala from GE in the third quarter of 2008. GE continues to use a portion of the Guatemala Delivery Center for certain of its support functions that it manages and operates with its own employees. The income from such services is recorded in other operating income. As a percentage of net revenues, operational expenses increased from 18.2% in the first half of 2008 to 20.0% in the first half of 2009. Depreciation and amortization expenses as a component of cost of revenue increased by $1.1 million to $22.6 million in the first half of 2009, primarily due to opening of new Delivery Centers in 2008 partially off-set by a $3.3 million charge in the first quarter of 2008 attributable to the write-off of certain software licenses that did not have any further useful life.

As a result of the foregoing, our gross profit increased by $14.1 million, or 7.2% and our gross margin decreased from 39.9% in the first half of 2008 to 38.8% in the first half of 2009.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Six months Ended June 30,
	2008		2009
	(dollars in millions)
Personnel expenses	$81.5	16.7%	$86.5	16.1%
Operational expenses	41.6	8.5	36.2	6.7
Depreciation and amortization	5.7	1.2	5.0	0.9
Selling, general and administrative expenses	$128.8	26.4%	$127.7	23.7%

Selling, general and administrative expenses, or SG&A expenses, decreased by $1.1 million, or 0.8%. As a percentage of net revenues, SG&A expenses decreased from 26.4% in the first half of 2008 to 23.7% in the first half of 2009. This was primarily due to cost reduction measures, such as restrictions on travel, recruitment, transportation, management meeting expenses and consultant fees, as well as the renegotiation of rates with certain vendors, adopted in the fourth quarter of 2008 the majority of which were continued through the first half of 2009.

Personnel expenses increased by $5.1 million, or 6.2%, reflecting the general growth in our business. The increase in personnel expenses reflects an increase in the number of higher cost senior employees in certain of our internal functions, mainly in sales and business development functions as well as general wage inflation.  As a percentage of net revenues, personnel expenses decreased from 16.7% in the first half of 2008 to 16.1% in the first half of 2009, which was primarily due to reduction in support personnel attributable to more effective deployment and utilization.

The operational expenses component of SG&A expenses decreased by $5.4 million, or 12.9%. This decrease is attributable to our reducing the number of support personnel as explained above in the first half of 2009 compared to the first half of 2008 and a $0.6 million reserve in the first quarter of 2008 that was established for loans subject to repurchase in Genpact Mortgage Services. As a percentage of net revenues, such costs decreased from 8.5% in the first half of 2008 to 6.7% in the first half of 2009 primarily due to more effective deployment and utilization of employees in internal support functions such as finance, legal and human resources resulting in reduction of personnel.

Depreciation and amortization expenses as a component of SG&A expenses decreased by $0.8 million to $5.0 million in the first half of 2009. This decrease in depreciation and amortization expenses is due to the reduced number of support personnel in the first half of 2009 compared to the first half of 2008 and consequent reduced allocation to SG&A.

Amortization of acquired intangibles.    In the first half of 2008 and 2009, we continued to incur significant non-cash charges of $19.8 million and $13.4 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization.

Other operating (income) expense, net.     Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, increased to $2.9 million in the first half of 2009 compared to $0.1 million in the first half of 2008 primarily due to a loss of $2.3 million incurred in connection with the sale of certain software licenses and the sale of a facility in the second quarter of 2008 and addition of a new Delivery Center in Guatemala and expansion in the Philippines. We do not recognize this income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations.    Income from operations increased by $24.5 million to $71.0 million, primarily due to the decrease in SG&A expenses and amortization of acquired intangibles as a percentage of net revenues. As a percentage of net revenues, income from operations increased from 9.5% in the first half of 2008 to 13.2% in the first half of 2009.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $0.6 million for the first half of 2009 compared to a gain of $5.8 million in the first half of 2008. During the first half of 2009, a loss amounting to $7.3 million was reclassified from accumulated other comprehensive income (loss) to earnings as part of foreign exchange (gains) losses, net, as a result of the discontinuance of certain cash flow hedges. The hedge accounting for these cash flow hedges was discontinued as it was expected that the underlying forecasted transaction would not occur. The change in estimated forecasted transactions is necessitated by the change in the current macroeconomic environment vis-à-vis the period in which these hedges were originally contracted. After factoring this loss, the gain of $7.9 million primarily relates to the net impact of re-measurement of our non-functional currency assets and liabilities resulting from movements in the Indian rupee and U.S. dollar exchange rates in the first half of 2009.

Other income (expense), net.    We recorded other income, net of interest expense, of $3.1 million in the first half of 2009 compared to $5.0 million in the first half of 2008. The change was driven by lower interest income of $4.7 million compared to $8.4 million off-set by a decrease in interest expense by $2.0 million primarily due to repayment of a portion of a long-term loan during 2008. In addition, the weighted average rate of interest with respect to outstanding long-term loans under our credit facility was reduced from 4.5% in the first half of 2008 to 2.1% in the first half of 2009.

Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit).    As a result of the foregoing factors, income before income taxes increased by $17.3 million or from 11.7% of net revenues in the first half of 2008 to 13.9% of net revenues in the first half of 2009.

Equity in (gain) loss of affiliates.    This represents our share of loss from our non-consolidated affiliate, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income taxes.    Our income tax expense increased from $6.5 million in the first half of 2008 to $10.5 million for the first half of 2009. This increase is driven by higher taxable profits including the partial expiration of our tax holiday in India as of March 31, 2009. This increase is partially offset by tax benefits on share-based compensation in certain jurisdictions.

Net income.    As a result of the foregoing factors, net income increased by $13.2 million from $50.5 million in the first half of 2008 to $63.7 million in the first half of 2009. As a percentage of net revenues, our net income was 10.3% in the first half of 2008 and 11.8% in the first half of 2009.

Net income attributable to noncontrolling interest.    The noncontrolling interest is due to the acquisition of ICE in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $6.0 million in the first half of 2008 to $4.0 million in the first half of 2009.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders increased by $15.1 million from $44.5 million in the first half of 2008 to $59.6 million in the first half of 2009. As a percentage of net revenues, our net income was 9.1% in the first half of 2008 and 11.1% in the first half of 2009.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2008 and June 30, 2009 is presented below:

	As of December 31, 2008	As of June 30, 2009	% Change
	(dollars in millions)
Cash and cash equivalents	$184.1	$285.8	55.3%
Short term Investment	141.7	60.6	(57.2)
Short term Borrowings	25.0	—	(100.0)
Long-term debt due within one year	29.5	39.6	34.1
Long-term debt other than the current portion	69.7	49.8	(28.5)
Genpact Limited total shareholders’ equity	$841.8	$1,001.7	19.0%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

Our cash and cash equivalents were $285.8 million as of June 30, 2009 compared to $184.1 million as of December 31, 2008. Our cash and cash equivalents are comprised of (a) $119.3 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $117.0 million in term deposits with banks to be used for medium term planned expenditure and capital requirements and (c) $49.5 million in U.S. Treasury bills with an original maturity of less than three months.

In addition, as of June 30, 2009, $60.6 million was invested in U.S. Treasury bills to be used for longer term capital requirements and acquisitions compared to $141.7 million as of December 31, 2008. We had $21.0 million in short-term deposits with GE India affiliates compared to $59.3 million in December 31, 2008.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six months Ended June 30,
	2008	2009
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$69.4	$67.8
Investing activities	(22.1)	69.8
Financing activities	(8.6)	(34.7)
Net increase (decrease) in cash and cash equivalents	$38.8	$102.9

Cash flow from operating activities.    Our net cash provided by operating activities decreased by $1.6 million from $69.4 million in the first half of 2008 to $67.8 million in the first half of 2009. Our net income adjusted for amortization and depreciation and other non-cash items increased by $2.9 million. The decrease in cash flow from operating activities was due to higher working capital of $4.5 million primarily driven by a realized foreign exchange loss of $3.6 million relating to the payment of contingent consideration to the sellers of ICE in February 2009.

Cash flow from investing activities.    Our net cash provided by investing activities was $69.8 million in the first half of 2009 compared net cash used for investing activities of $22.1 million in the first half of 2008. We invested $31.2 million in purchases of property, plant and equipment in connection with the opening of new Delivery Centers in the first half of 2009 compared to $31.9 million in the first half of 2008. We realized $81.1 million, net of purchases, from the sale of U.S. Treasury bills and $38.5 million from maturing of deposits with GE India during the first half of 2009. We paid $20.2 million to the sellers of ICE as contingent consideration that we were obligated to pay on achievement of certain profitability targets during the first quarter of 2009.

Cash flow from financing activities.    Our net cash used by financing activities was $34.7 million in the first half of 2009, compared to $8.6 million in the first half of 2008. We repaid $10.0 million of our long term debt as part of our scheduled repayments under our credit arrangement and $25.0 million of our short-term borrowings drawn in the fourth quarter of 2008 in the first half of 2009 as compared to $10.5 million of long term debt in the first half of 2008. In addition, we paid the minority partners of ICE $3.6 million in the first half of 2009 compared to $5.6 million in the first half of 2008. We received $5.2 million as proceeds from issuance of common shares on exercise of options in the first half of 2009 as compared to $8.9 million in the first half of 2008.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $89.4 million at June 30, 2009 compared to $99.2 million at December 31, 2008, which represented long-term debt primarily related to the 2004 Reorganization. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 4.5% and 2.1% for the six months ended June 30, 2008 and 2009, respectively.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of June 30, 2009, short-term credit facilities available to the Company aggregated $145 million, which are under the same agreement as our long-term debt facility. As of June 30, 2009, a total of $9.6 million was utilized, which represented non-funded drawdown.

Goodwill Impairment Testing

We test goodwill for impairment at least on an annual basis on September 30 of each year. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Determining whether an impairment has occurred requires valuation of the respective reporting units, which we estimate using the discounted cash flow method. Valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain and accordingly actual results may differ from these estimates. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. The results of our evaluation as of September 30, 2008, showed that the fair values of all our reporting units exceeded their book values.

As a result of the changes in the global economy and the uncertainty around the macroeconomic environment, we re-tested goodwill for impairment as of June 30, 2009 for events and conditions identified in accordance with the guidance in paragraph 20 of SFAS No. 142, “Goodwill and Other Intangible Assets”, for one of our reporting units (ICE). The fair values of this reporting unit was calculated using updated estimated future cash flows reflecting the change in the operating plan of the Company for 2009. The results of our re-testing showed that, as of June 30, 2009, the fair values of this reporting unit exceeded its book value and thus the second step of measuring possible goodwill impairment was not necessary.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see the Risk Factor entitled “Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2008, “—Contractual Obligations” below and note 7 of our unaudited interim consolidated financial statements.

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2009:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$39.6	$49.8	$—	$—	$89.4
Capital leases	2.0	3.0	0.8	—	5.9
Operating leases	24.2	44.6	78.3	—	147.1
Purchase obligations	10.3	—	—	—	10.3
Capital commitments net of advances	13.3	—	—	—	13.3
Other long-term liabilities (1)	110.8	168.2	5.3	—	284.3
Total contractual cash obligations	$200.2	$265.6	$84.4	$—	$550.3

(1) Excludes $9.4 million towards uncertain tax positions calculated in accordance with FIN 48. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements in 2008, see Note 2-“Recently adopted accounting pronouncements” under Item 1-“Financial Statements” above and Part-II Item-7-“Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Effective January 1, 2009, the Company adopted SFAS No. 160. See “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)”, and note 2(a) for information and related disclosures regarding noncontrolling interest.

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

In April 2009, the FASB issued FASB Staff Position FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141R-1”). FSP FAS No. 141R-1 amends the provisions in Statement 141R for initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, in Statement 141R and instead carries forward most of the provisions in FASB Statement No. 141, Business Combinations, for acquired contingencies. FSP FAS No. 141R-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This is the same effective date as Statement 141R. Effective January 1, 2009, the Company adopted FSP FAS No. 141R-1 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, the FASB issued the following three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FASB Staff Positions FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted FASB Staff Positions FAS 157-4 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

FASB Staff Positions FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. Effective April 1, 2009, the Company adopted SFAS No. 165 which only requires additional disclosures and adoption did not have any impact on its consolidated financial position, results of operations or cash flows.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events. Refer to Note 18 of our unaudited interim consolidated financial statements, Subsequent events, for additional information.

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

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No.168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No.168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $40.0 million of the net proceeds from our initial public offering to partially repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness. The remaining proceeds are invested in short-term deposit accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Shareholders was held on April 15, 2009. The results of matters voted on at the Annual Meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009, and are incorporated herein by this reference.

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

Date: August 10, 2009

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