Form 10-Q
period 2009-09-30
Genpact LTD
filed 2009-11-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2009

Or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from             to

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of November 3, 2009 was 216,145,901.

i

PART I

Item 1.  Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

		As of December 31,	As of September 30,
	Notes	2008	2009
Assets
Current assets
Cash and cash equivalents	3	$184,050	$240,446
Short term investments	4	141,662	144,294
Accounts receivable, net	5	140,504	144,264
Accounts receivable from a significant shareholder, net	5	88,793	104,517
Short term deposits with a significant shareholder		59,332	14,393
Deferred tax assets	16	38,629	34,772
Due from a significant shareholder		1,428	523
Prepaid expenses and other current assets		89,936	128,495
Total current assets		744,334	811,704

Property, plant and equipment, net	8	174,266	178,381
Deferred tax assets	16	111,002	77,931
Investment in equity affiliates		970	667
Customer-related intangible assets, net	9	56,942	40,339
Other intangible assets, net	9	5,225	1,340
Goodwill	9	531,897	533,320
Other assets		71,690	71,069
Total assets		$1,696,326	$1,714,751

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

		As of December 31,	As of September 30,
	Notes	2008	2009
Liabilities and equity
Current liabilities
Short-term borrowings		$25,000	$—
Current portion of long-term debt		29,539	42,162
Current portion of capital lease obligations		446	421
Current portion of capital lease obligations payable to a significant shareholder		1,563	1,552
Accounts payable		8,377	12,343
Income taxes payable	16	2,081	35,539
Deferred tax liabilities	16	12	13
Due to a significant shareholder		10,865	7,783
Accrued expenses and other current liabilities		347,176	321,731
Total current liabilities		$425,059	$421,544

Long-term debt, less current portion		69,665	37,400
Capital lease obligations, less current portion		1,950	1,551
Capital lease obligations payable to a significant shareholder, less current portion		2,391	1,998
Deferred tax liabilities	16	10,174	4,356
Due to a significant shareholder		7,322	10,060
Other liabilities		335,399	179,087
Total liabilities		$851,960	$655,996

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 214,560,620 and 216,115,305 issued and outstanding as of December 31, 2008 and September 30, 2009, respectively		2,146	2,161
Additional paid-in capital		1,030,304	1,053,281
Retained earnings		151,610	244,322
Accumulated other comprehensive income (loss)		(342,267)	(243,565)
Genpact Limited shareholders’ equity		841,793	1,056,199
Noncontrolling interest		2,573	2,556
Total equity		844,366	1,058,755
Commitments and contingencies
Total liabilities and equity		$1,696,326	$1,714,751

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2008	2009	2008	2009
Net revenues
Net revenues from services - significant shareholder	17	$123,504	$111,459	$363,678	$333,909
Net revenues from services - others		147,295	172,981	395,323	489,216
Total net revenues		270,799	284,440	759,001	823,125
Cost of revenue
Services	13,17	155,765	166,995	448,938	496,516
Total cost of revenue		155,765	166,995	448,938	496,516
Gross profit		115,034	117,445	310,063	326,609

Operating expenses:
Selling, general and administrative expenses	14,17	71,175	67,242	199,943	194,965
Amortization of acquired intangible assets	9	8,974	6,382	28,799	19,747
Other operating (income) expense, net	17	(1,443)	(1,092)	(1,507)	(3,970)
Income from operations		$36,328	$44,913	$82,828	$115,867

Foreign exchange (gains) losses, net		(1,557)	2,576	(7,390)	2,005
Other income (expense), net	15,17	3,263	305	8,284	3,448

Income before share of equity in (earnings) loss of affiliates and income tax expense		41,148	42,642	98,502	117,310

Equity in (gain) loss of affiliates		(37)	161	282	596
Income tax expense	16	5,692	7,895	12,235	18,430
Net Income		$35,493	$34,586	$85,985	$98,284

Net income attributable to noncontrolling interest		1,859	1,524	7,841	5,572
Net income attributable to Genpact Limited common shareholders		$33,634	$33,062	$78,144	$92,712

Net income available to Genpact Limited common shareholders	12	$33,634	$33,062	$78,144	$92,712
Earnings per common share attributable to Genpact Limited common shareholders	12
Basic		$0.16	$0.15	$0.37	$0.43
Diluted		$0.15	$0.15	$0.36	$0.42

Weighted average number of common shares used in computing earnings (loss) per common share attributable to Genpact Limited common shareholders
Basic		214,182,308	215,794,607	213,127,131	215,136,984
Diluted		219,350,826	221,799,597	218,550,988	219,228,874

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares				Accumulated
	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Other Comprehensive Income (loss)	Non controlling interest	Total Equity	Comprehensive Income (loss)
Balance as of January 1, 2008	212,101,874	$2,121	$1,000,179	$26,469	$221,960	$3,066	$1,253,795
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 11)	2,427,024	24	13,020	—	—	—	13,044
Distribution to noncontrolling interest	—	—	—	—	—	(8,864)	(8,864)
Share-based compensation expense (Note 11)	—	—	12,643	—	—	—	12,643
Comprehensive income:
Net income	—	—	—	78,144	—	7,841	85,985	$85,985
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	(254,389)	—	(254,389)	(254,389)
Currency translation adjustments	—	—	—	—	(157,299)	(125)	(157,424)	(157,424)
Comprehensive income (loss)								$(325,828)
Balance as of September 30, 2008	214,528,898	$2,145	$1,025,842	$104,613	$(189,728)	$1,918	$944,790

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional		Accumulated Other	Non
	No. of shares	Amount	Paid- in Capital	Retained Earnings	Comprehensive Income (loss)	controlling interest	Total Equity	Comprehensive Income (loss)
Balance as of January 1, 2009	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 11)	1,523,358	15	7,432	—	—	—	7,447
Issuance of common shares under the employee share purchase plan (Note 11)	31,327	—	289	—	—	—	289
Distribution to noncontrolling interest	—	—	—	—	—	(5,586)	(5,586)
Share-based compensation expense (Note 11)	—	—	15,256	—	—	—	15,256
Comprehensive income:
Net income	—	—	—	92,712	—	5,572	98,284	$98,284
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	99,846	—	99,846	99,846
Unrealized gain on investment in U.S. treasury bills	—	—	—	—	35	—	35	35
Currency translation adjustments	—	—	—	—	(1,179)	(3)	(1,182)	(1,182)
Comprehensive income (loss)								$196,983
Balance as of September 30, 2009	216,115,305	$2,161	$1,053,281	$244,322	$(243,565)	$2,556	$1,058,756

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2008	2009
Operating activities
Net income attributable to Genpact Limited common shareholders	$78,144	$92,712
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	41,700	38,893
Amortization of debt issue costs	491	434
Amortization of acquired intangible assets	29,522	20,182
Loss (gain) on sale of property, plant and equipment, net	2,116	(178)
Provision for doubtful receivables	2,890	2,112
Provision for mortgage loans	542	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(2,405)	5,147
Equity in loss of affiliates	282	596
Noncontrolling interest	7,841	5,572
Share-based compensation expense	12,643	15,256
Deferred income taxes	(13,926)	(18,324)
Change in operating assets and liabilities:
Increase in accounts receivable	(44,876)	(18,858)
Increase in other assets	(32,852)	(45,711)
(Decrease) / increase in accounts payable	(1,814)	4,243
(Decrease) / increase in accrued expenses and other current liabilities	16,116	(15,791)
Increase in income taxes payable	21,934	33,546
Increase in other liabilities	9,615	3,671
Net cash provided by operating activities	$127,963	$123,502

Investing activities
Purchase of property, plant and equipment	(45,935)	(43,949)
Purchase of property, plant and equipment in an asset acquisition	(7,015)	—
Proceeds from sale of property, plant and equipment	6,219	2,026
Investment in affiliates	(883)	(296)
Purchase of short term investments	—	(197,419)
Proceeds from sale of short term investments	—	194,822
Short term deposits placed with significant shareholder	(193,171)	(101,008)
Redemption of short term deposits with significant shareholder	203,108	144,880
Payment for business acquisition	—	(20,196)
Net cash used for investing activities	$(37,677)	$(21,140)

Financing activities
Repayment of capital lease obligations	(2,273)	(1,946)
Repayment of long-term debt	(20,063)	(20,000)
Repayment of short-term borrowings, net	—	(25,000)
Proceeds from issuance of common shares on exercise of options	13,044	7,736
Distribution to noncontrolling interest	(8,864)	(5,586)
Net cash used for financing activities	$(18,156)	$(44,796)

Effect of exchange rate changes	(48,376)	(1,170)
Net increase (decrease) in cash and cash equivalents	72,130	57,566
Cash and cash equivalents at the beginning of the period	279,306	184,050
Cash and cash equivalents at the end of the period	$303,060	$240,446

Supplementary information
Cash paid during the period for interest	$4,750	$3,652
Cash paid during the period for income taxes	$27,377	$43,557
Property, plant and equipment acquired under capital lease obligation	$3,571	$1,250

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1. Nature of Operations

(a) Organization

Genpact Limited (the ‘‘Company’’) was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holdings SICAR S.à.r.l. (‘‘GGH’’) with the intent of making it the new holding company of our business. On July 13, 2007, the Company effectuated a transaction that resulted in the shareholders of GGH exchanging their common stock in GGH for common shares of the Company, and the shareholders of Genpact Global (Lux) S.à.r.l. (‘‘GGL’’) exchanging their preferred and common stock in GGL for common shares of the Company. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH. This transaction and other related transactions commencing on this date are referred to as the ‘‘2007 Reorganization’’.

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

(b) Nature of Operations

The Company is a leader in the globalization of services and technology and a pioneer in managing business processes for companies around the world. The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services. The Company delivers services from a global network of more than 36 locations in thirteen countries. The Company’s service delivery locations, referred to as Delivery Centers, are in India, the United States (“U.S.”), China, Mexico, Romania, The Netherlands, Hungary, The Philippines, Spain, Poland, Guatemala, South Africa and Morocco.

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

The adoption of Accounting Standards Codification (ASC) 810-10-65 “Consolidation — Transition and Open Effective Date Information” (previously referred to as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”), has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of Shareholders’ Equity on the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity and comprehensive income (loss). Additionally, net income attributable to noncontrolling interest is shown separately from net income in the consolidated statements of income. This reclassification had no effect on our previously reported financial position or results of operations.

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

(c) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a significant shareholder, and with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 39% and 42% of receivables as of December 31, 2008 and September 30, 2009, respectively. GE accounted for 48% and 41% of revenues for the nine months ended September 30, 2008 and 2009, respectively, and for 46% and 39% of revenues for the three months ended September 30, 2008 and 2009, respectively.

(d) Recently adopted accounting pronouncements

In December 2007, the FASB issued ASC 805 “Business Combinations” (previously referred to as SFAS No. 141 (revised 2007), “Business Combinations”, which was a revision of SFAS No. 141, “Business Combinations”). This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, the Company adopted ASC 805 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

In December 2007, the FASB issued ASC 810-10-65 “Consolidation — Transition and Open Effective Date Information” (previously referred to as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). ASC 810-10 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Effective January 1, 2009, the Company adopted ASC 810-10-65. See “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)”, and note 2(a) for information and related disclosures regarding noncontrolling interest.

In February 2008, the FASB approved ASC 820-10 “Fair Value Measurements and Disclosures” (previously referred to as FASB Staff Position FAS No.157-2, “Effective Date of FASB statement No. 157” (FSP FAS 157-2), which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis). Effective January 1, 2009, the Company has adopted ASC 820-10 for non-financial assets and liabilities. The adoption of ASC 820-10 for non-financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In March 2008, the FASB issued ASC 815-10 “Derivatives and Hedging-Disclosures” (previously referred to as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”). ASC 815-10 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, however ASC 815-10 does not require comparative disclosures for earlier periods at initial adoption. Effective January 1, 2009, the Company adopted ASC 815-10. As ASC 815-10 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s consolidated results of operations, cash flows or financial position. See note 7 for information and related disclosures.

In April 2008, the FASB issued ASC 350-30 “Intangibles-Goodwill and Other — General Intangibles Other than Goodwill” (previously referred to as FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS No. 142-3). ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under ASC 350-10 (previously referred to as FASB Statement No. 142, “Goodwill and Other Intangible Assets”). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Effective January 1, 2009, the Company adopted ASC 350-30 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In November 2008, the FASB’s Emerging Issues Task Force reached a consensus on ASC 323-10 “Investments-Equity Method and Joint Ventures” (previously referred to as EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”). ASC 323-10 continues to account for the initial carrying value of equity method investments on a cost accumulation model, which generally excludes contingent consideration. ASC 323-10 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, ASC 323-10 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. ASC 323-10 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of ASC 810-10 (previously referred to as SFAS No. 160). ASC 323-10 affirms existing guidance which requires cessation of the equity method of accounting and application of

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

ASC 320-10 (previously referred to as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”), or the cost method under ASC 323-10-35, as appropriate. Effective January 1, 2009, the Company adopted ASC 323-10 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, the FASB issued ASC 805-20 “Business Combinations — Identifiable Assets and Liabilities, and Any Noncontrolling Interest” (previously referred to as FASB Staff Position FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141R-1). ASC 805-20 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, in ASC 805 and instead carries forward most of the provisions in FASB Statement No. 141, Business Combinations, for acquired contingencies. ASC 805-20 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Effective January 1, 2009, the Company adopted ASC 805-20 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, the FASB issued the following three ASCs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

ASC 820-10-65 “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) provides additional guidance for estimating fair value in accordance with ASC 820-10 “Fair Value Measurements and Disclosures” (previously referred to as  SFAS No. 157) when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 820-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

ASC 825-10-65 “Financial Instruments - Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 825-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

ASC 320-10-65 “Investments-Debt and Equity Securities - Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) amends current other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of ASC 320-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 320-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

In May 2009, the FASB issued ASC 855-10 “Subsequent events” (previously referred to as SFAS No. 165, “Subsequent Events” (“SFAS 165”)), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. Effective April 1, 2009, the Company adopted ASC 855-10 which only requires additional disclosures and the adoption did not have any impact on its consolidated financial position, results of operations or cash flows. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009. Based on this evaluation, the Company is not aware of any events or transactions that would require recognition or disclosure in the consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 “Generally Accepted Accounting Principles” (previously referred to as SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105-10. Effective July 1, 2009, the Company adopted ASC 105-10 and the adoption did not have any material impact on its consolidated financial position, results of operations or cash flows.

(e) Recently issued accounting pronouncements

In December 2008, the FASB issued ASC 715-20 “Compensation-Retirement Benefits” (previously referred to as FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets as required by Compensation-Retirement Benefits Topic of the FASB Accounting Standards Codification must be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of Compensation-Retirement Benefits Topic of the FASB Accounting Standards Codification on its disclosures about plan assets.

In October 2009, the FASB issued ASU 2009-13 (EITF No. 08-1) which amends ASC 605-25 “Revenue Recognition—Multiple-Element Arrangements”. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling prices. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. The provisions of ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption will be permitted. The Company is currently evaluating the effect of adoption of the provisions of the ASU 2009-13 on the Company’s consolidated financial Statements.

In August 2009, the FASB issued ASU 2009-05 which amends Subtopic 820-10 “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique or a market approach. The provisions of ASU No. 2009-05 are effective for the first reporting period (including the interim periods) beginning after issuance. The provisions of ASU No. 2009-05 will be effective for interim and annual periods beginning after August 27, 2009. The Company is currently evaluating the effect of the provisions of the ASU 2009-05 on the Company’s consolidated financial statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(f) Reclassification

Certain reclassifications have been made in the unaudited interim consolidated financial statements of prior periods to conform to the classification used in the current period.

3. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2008 and September 30, 2009 comprise:

	As of December 31, 2008	As of September 30, 2009
Deposits with banks	$75,277	$138,111
U.S. Treasury bills	48,690	36,799
Other cash and bank balances	60,083	65,536
	$184,050	$240,446

4. Short Term Investments

The components of the Company’s short term investments as of December 31, 2008 and September 30, 2009 are as follows:

	As of December 31, 2008
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$141,662	$—	$—	$141,662
	$141,662	$—	$—	$141,662

	As of September 30, 2009
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$144,259	$35	$—	$144,294
	$144,259	$35	$—	$144,294

The fair value of short term investments approximates the carrying value as of December 31, 2008.

5. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $235,303 and $254,481, and provision for doubtful receivables were $6,006 and $5,700, resulting in net accounts receivable balances of $229,297 and $248,781, as of December 31, 2008 and September 30, 2009, respectively.

Accounts receivable from a significant shareholder, GE, were $90,308 and $106,279, and provision for doubtful receivables from GE were $1,515 and $1,762, resulting in net accounts receivable balances of $88,793 and $104,517, as of December 31, 2008 and September 30, 2009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

6. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and loans held for sale were determined using the following inputs as of December 31, 2008 and September 30, 2009:

	As of December 31, 2008
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$4,348	$—	$4,348	$—
Loans held for sale (Note a)	759	—	—	759
U.S. Treasury bills (Note c)	190,352	190,352	—	—
Total	$195,459	$190,352	$4,348	$759

Liabilities

Derivative Instruments (Note b)	$386,951	$—	$386,951	$—
Total	$386,951	$—	$386,951	$—

	As of September 30, 2009
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$7,637	$—	$7,637	$—
Loans held for sale (Note a)	—	—	—	—
U.S. Treasury bills (Note c)	181,093	181,093	—	—
Total	$188,730	$181,093	$7,637	$—

Liabilities

Derivative Instruments (Note b)	$240,110	$—	$240,110	$—
Total	$240,110	$—	$240,110	$—

(a)  Included in prepaid expenses and other current assets, and other assets in the consolidated balance sheets.

(b)  Included in accrued expenses and other current liabilities, and other liabilities in the consolidated balance sheets.

(c)      Included in either cash and cash equivalents or short term investment, depending on the maturity profile, in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

6. Financial Instruments (Continued)

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Opening balance, net	$1,265	$759	$1,743	$759
Impact of fair value included in earnings	(44)	—	(522)	—
Settlements	—	(759)	—	(759)
Closing balance	$1,221	$—	$1,221	$—

The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from multiple independent sources including financial institutions. Loans held for sale are valued using collateral values based on inputs from a single source when the Company is not able to corroborate the inputs and assumptions with other relevant market information. Investments in U.S. Treasury bills which are classified as available-for-sale and cash-and-cash-equivalents, depending on the maturity profile, are measured using quoted market prices at the reporting date multiplied by the quantity held.

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

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts as of (Note a)		Balance sheet exposure asset (liability) as of (Note b)
	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,526,000	$2,293,000	$(334,212)	$(209,229)
United States Dollars (sell) Mexican Peso (buy)	24,000	20,400	(4,660)	(31)
United States Dollars (sell) Philippines Peso (buy)	8,000	17,900	(68)	197
Euro (sell) United States Dollars (buy)	13,831	46,096	(171)	(2,386)
Euro (buy) United States Dollars (sell)	23,033	—	(2,181)	—
Euro (sell) Hungarian Forints (buy)	29,739	13,494	(767)	(63)
Euro (sell) Romanian Leu (buy)	101,914	75,192	(32,210)	(10,063)
Japanese Yen (sell) Chinese Renminbi (buy)	59,859	59,637	(9,983)	(8,122)
Pound Sterling (sell) United States Dollars (buy)	11,993	60,436	1,568	160
Australian Dollars (sell) United States Dollars (buy)	4,418	25,971	81	(2,936)
			$(382,603)	$(232,473)

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Derivative financial instruments (Continued)

ASC 815 “Derivatives and Hedging” (previously referred to as SFAS No. 133) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with ASC 815, the Company designates foreign exchange forward contracts as cash flow hedges of forecasted revenues and purchase of services. In addition to this the Company also has derivative instruments that are not designated as hedges under ASC 815, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings.

The fair value of the derivative instruments and their location on the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2008	As of September 30, 2009	As of December 31, 2008	As of September 30, 2009
Assets
Prepaid expenses and other current assets	$2,766	$1,218	$1,373	$1,578
Other assets	$209	$4,841	$—	$—

Liabilities

Accrued expenses and other current liabilities	$100,381	$103,751	$9,571	$9,119
Other liabilities	$276,999	$127,240	$—	$—

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

In connection with cash flow hedges, the Company has recorded as a component of accumulated and other comprehensive income (loss) or OCI within equity a gain (loss) of ($247,025), and ($147,178), net of taxes, as of December 31, 2008 and September 30, 2009, respectively.

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Derivative financial instruments (Continued)

Derivatives in ASC 815-30	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss reclassified from accumulated OCI into	Amount of (Gain) Loss reclassified from Accumulated OCI into Income (Effective Portion)				Location of (Gain) Loss recognized in Income on Derivative (Ineffective Portion and Amount	Amount of (Gain) Loss recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
Cash Flow Hedging	As of September 30,		Income (Effective	Three months ended September 30,		Nine months ended September 30,		excluded from Effectiveness	Three months ended September 30,		Nine months ended September 30,
Relationships	2008	2009	Portion)	2008	2009	2008	2009	Testing)	2008	2009	2008	2009
Forward foreign exchange contracts	$(231,024)	$(224,933)	Revenue	$(475)	$2,729	$(610)	$3,274	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(2,088)	11,589	(19,679)	36,759
			Selling, general and administrative expenses	(661)	3,132	(6,799)	9,432
	$(231,024)	$(224,933)		$(3,224)	$17,450	$(27,088)	$49,465		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Derivative financial instruments (Continued)

Non designated Hedges

		Amount of (Gain) Loss recognised in Income on Derivatives
Derivatives not designated as hedging instruments under	Location of (Gain) Loss recognized in Income on	Three months ended September 30,		Nine months ended September 30,
ASC 815	Derivative	2008	2009	2008	2009
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$13,789	$462	$27,549	$(2,956)
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	—	6,855	—	13,070
Interest rate swaps (Note c)	Other income (expense), net	—	—	283	—
		$13,789	$7,317	$27,832	$10,114

(a)

These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under ASC 815. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

(b)

These forward foreign exchange contracts were initially designated as cash flow hedges under ASC 815. The net loss amounts of $6,855 and $13,070 for the three and nine months ended September 30, 2009 respectively, include the recognition of previously unrecognized losses for certain derivative contracts accounted for within accumulated other comprehensive income (loss). These losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. For the three and nine months ended September 30, 2009, losses of $6,636 and $13,964, respectively, were recognized in the consolidated statements of income related to these non-designated contracts. In addition, these amounts also include subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

(c)

The Company uses derivative instruments that are not designated as hedges under ASC 815, to hedge the fluctuations in interest rate on borrowings. Realized (gains) losses and changes in the fair value of these derivatives are recorded in other income (expense), net in the consolidated statements of income.

8. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2008	As of September 30, 2009
Property, plant and equipment, gross	$319,049	$355,955
Less: Accumulated depreciation and amortization	(144,783)	(177,574)
Property, plant and equipment, net	$174,266	$178,381

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2008 and 2009 was $26,782 and $33,201, respectively, and for the three months ended September 30, 2008 and 2009 was $9,322 and $11,677, respectively. The amount of computer software amortization for the nine months ended September 30, 2008 and 2009 was $12,981 and $9,095, respectively, and for the three months ended September 30, 2008 and 2009 was $3,220 and $3,054, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to ($1,937) and $3,403 for the nine months ended September 30, 2008 and 2009, respectively, and ($205) and $1,130 for the three months ended September 30, 2008 and 2009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2008 and nine months ended September 30, 2009:

	As of December 31, 2008	As of September 30, 2009

Opening balance	$601,120	$531,897
Additional goodwill representing contingent consideration in Genpact Netherlands B.V. (ICE)	23,539	—
Reversal of valuation allowance recorded in connection with past business acquisitions	(356)	—
Effect of exchange rate fluctuations	(92,406)	1,423
Closing balance	$531,897	$533,320

The total amount of goodwill deductible for tax purposes is $15,980 and $14,637 as of December 31, 2008 and September 30, 2009, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2008			As of September 30, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related intangible assets	$203,001	$146,059	$56,942	$203,132	$162,793	$40,339
Marketing-related intangible assets	15,433	10,508	4,925	15,422	14,273	1,149
Contract-related intangible assets	458	458	—	452	452	—
Other intangible assets	343	43	300	343	152	191
	$219,235	$157,068	$62,167	$219,349	$177,670	$41,679

Amortization expenses for intangible assets as disclosed in the unaudited interim consolidated financial statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2008 and 2009 were $28,799 and $19,747, respectively, and for the three months ended September 30, 2008 and 2009 were $8,974 and $6,382, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the nine months ended September 30, 2008 and 2009 were $723 and $435, respectively, and for the three months ended September 30, 2008 and 2009 were $223 and $140, respectively, and has been reported as a reduction of revenue, consistent with the guidance in ASC 605-50 “Revenue Recognition” (previously referred to as EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”). As of September 30, 2009, the unamortized value of the intangible asset was $669, which will be amortized in future periods and reported as a reduction of revenue.

The terms of the acquisition agreement for E-Transparent B.V. and related entities (“ICE”) dated March 1, 2007 provided for the payment of contingent consideration in 2009 to the former shareholders of ICE, if certain profitability targets were met. As a result of achieving these profitability targets, in May 2008 the Company entered into an agreement with the former shareholders of ICE providing that additional purchase consideration of $23,539 would be paid unconditionally on February 16, 2009 and such amount was paid. The Company has followed the consensus reached in EITF 95-8, “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination”, and recorded the payable with an increase to goodwill in the second quarter of 2008.

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

Net Gratuity Plan costs for the three months and nine months ended September 30, 2008 and 2009 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Service costs	$398	$473	$1,248	$1,406
Interest costs	158	195	496	580
Amortization of actuarial loss	117	105	365	312
Expected return on plan assets	(87)	(143)	(272)	(421)
Net Gratuity Plan costs	$586	$630	$1,837	$1,877

Defined contribution plans

During the three months and nine months ended September 30, 2008 and 2009, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

India	$2,191	$2,051	$6,451	$5,917
US	384	193	1,165	800
UK	151	137	509	397
Hungary	25	16	80	45
China	1,682	1,676	4,356	4,885
Mexico	22	9	82	48
South Africa	—	21	—	21
Total	$4,455	$4,103	$12,643	$12,113

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

11. Share-based compensation (Continued)

The share-based compensation costs relating to the above plans for the nine months ended September 30, 2008 and 2009, were $12,643 and $15,256, respectively, and for the three months ended September 30, 2008 and 2009 were $4,334 and $5,825, respectively. Such costs have been allocated to cost of revenue and selling, general and administrative expenses.

There are no significant changes to the assumptions used to estimate the fair value of options granted during the nine months ended September 30, 2009.

A summary of the options granted during the nine months ended September 30, 2009 is set out below:

	Nine months ended September 30, 2009
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding as of January 1, 2009	23,820,664	$9.75	7.9	$—
Granted	1,241,405	10.61	—	—
Forfeited	(1,381,559)	12.86	—	—
Expired	(227,216)	14.20	—	—
Exercised	(1,523,358)	4.84	—	11,375
Outstanding as of September 30,2009	21,929,936	$9.90	7.3	$84,026
Vested and exercisable as of September 30, 2009 and expected to vest thereafter (Note a)	19,681,824	$9.80	7.3	$77,422
Vested and exercisable as of September 30, 2009	7,021,889	$5.44	6.2	$50,379
Weighted average grant date fair value of grants during the period	$4.75

(a) Options expected to vest reflect an estimated forfeiture rate.

Effective April 1, 2007, an amendment was made to the Indian Income Tax Act to subject specified securities allotted or transferred by an employer to its employees resident in India to fringe benefit tax, or FBT. When an employee covered under the Indian Income Tax Act exercises a stock option, the shares issued, or allocated and transferred, by the Company to such employee are subject to FBT. The employer liability for FBT arises and is expensed by the Company at the time of such employee’s exercise of the stock option.

On August 18, 2009, a further amendment was made to the Indian Income Tax Act, with retroactive effect from April 1, 2009, abolishing the provisions of FBT. Thus, for any exercises of stock options by the employee on or after April 1, 2009, the shares issued, or allocated and transferred by the Company, are no longer subject to FBT.

During the period when FBT was applicable, the employer would collect the FBT payable by it in connection with a stock option exercise from the employee exercising the stock option. The FBT payable increased the exercise price to prevent a reduction in the employee’s ultimate benefit from such stock option exercises, and was effectively treated as a modification of the terms of the stock option. The FBT recovery by the Company from an employee was recorded as additional paid-in capital in the Consolidated Statements of Equity and Comprehensive Income (Loss). Also, the weighted average grant date fair value of grants during the period reflected such deemed increase in the exercise price.

Since the abolition of the provisions of FBT, such deemed increase to the stock option exercise price is no longer necessary. This change has been accounted for as a modification in the exercise price of the existing share-based compensation plans. Accordingly, the difference in the fair value of the unvested outstanding options immediately before the modification and after the modification will be recognized as incremental share-based compensation over the remaining vesting period. For the options vested and outstanding as on the date of modification, the incremental cost has been recognized immediately on the date of modification.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

11. Share-based compensation (Continued)

The incremental cost recorded for the vested and unvested outstanding options for the three months ended September 30, 2009 relating to the above modification amounted to $907.

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

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the nine months ended September 30, 2009 is set out below:

	Nine months ended September 30, 2009
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Outstanding as of January 1, 2009	70,959	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—
Outstanding as of September 30, 2009	47,306	$14.04

Restricted Share Units

During the nine months ended September 30, 2009, the Company granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have vesting schedules of three to four years and a contractual period of ten years. The compensation expense is recognized on a straight line over the vesting term.

A summary of RSUs granted during the nine months ended September 30, 2009 is set out below:

	Nine months ended September 30, 2009
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value

Outstanding as of January 1, 2009	—	$—
Granted	325,000	10.09
Vested and allotted	—	—
Forfeited	—	—
Outstanding as of September 30, 2009	325,000	$10.09

As of September 30, 2009, the total remaining unrecognized share-based compensation costs related to RSUs amounted to $2,953 which will be recognized over the weighted average remaining requisite vesting period of 3.08 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

11. Share-based compensation (Continued)

Employee Stock Purchase Plan (ESPP)

On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”).

The ESPP allowed eligible employees to purchase the Company’s common shares through payroll deduction at 95% of the fair value per share on the last business day of each purchase interval ending on or prior to August 31, 2009. The purchase price has been reduced to 90% of the fair value per share on the last business day of each purchase interval commencing with effect from September 1, 2009. The dollar amount of common shares purchased under the ESPP shall not exceed the greater of 15% of the participating employee’s base salary or $25 per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day in the subsequent May, August, November and February of each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the three months and nine months ended September 30, 2009, common shares issued under the ESPP were 12,027 and 31,327, respectively.

The ESPP was considered as non compensatory under ASC 718 “Compensation-Stock Compensation” (previously referred to as SFAS No. 123(R) “Share Based Payment”) until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expense for the ESPP is recognized in accordance with ASC 718. During the three months and nine months ended September 30, 2009, $6 and $6, respectively, have been recognized as compensation expense.

12. Earnings per share

The Company calculates earnings per share in accordance with ASC 260 “Earnings per Share” (previously referred to as SFAS No. 128, “Earnings per Share”). Basic and diluted earnings per common share give effect to the change in the common shares of the Company. The calculation of earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, have been included in the computation of diluted net earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 10,758,436 and 13,425,367 for the nine months ended September 30, 2008 and 2009, respectively, and was 10,980,902 and 10,438,965 for the three months ended September 30, 2008 and 2009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Earnings per share (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Net income available to Genpact Limited common shareholders	$33,634	$33,062	$78,144	$92,712
Weighted average number of common shares used in computing basic earnings per common share	214,182,308	215,794,607	213,127,131	215,136,984
Dilutive effect of stock options	5,168,518	6,004,990	5,423,857	4,091,890
Weighted average number of common shares used in computing dilutive earnings per common share	219,350,826	221,799,597	218,550,988	219,228,874
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.16	$0.15	$0.37	$0.43
Diluted	$0.15	$0.15	$0.36	$0.42

13. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Personnel expenses	$97,403	$103,935	$280,102	$303,046
Operational expenses	48,534	50,980	137,528	158,806
Depreciation and amortization	9,828	12,080	31,308	34,664
	$155,765	$166,995	$448,938	$496,516

14. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Personnel expenses	$46,845	$45,356	$128,322	$131,900
Operational expenses	21,616	19,235	63,166	55,433
Depreciation and amortization	2,714	2,651	8,455	7,632
	$71,175	$67,242	$199,943	$194,965

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

15. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Interest income	$4,615	$1,188	$13,054	$5,891
Interest expense	(2,182)	(725)	(6,490)	(3,073)
Loss on interest rate swaps	—	—	(283)	—
Other income	830	(158)	2,003	630
	$3,263	$305	$8,284	$3,448

16. Income taxes

In accordance with the provisions of ASC 740 “Income Taxes” (previously referred to as SFAS No, 109, “Accounting for Income Taxes”), as interpreted by ASC 740-270 “Income Taxes-Interim Reporting” (previously referred to as FIN 18, “Accounting for Income Taxes in Interim Periods”), the effective tax rate reflects the partial expiry of the tax holiday applicable to one of the Company’s Indian subsidiaries on March 31, 2009.

During the three months ended September 30, 2009, the Indian Government has approved the extension of the tax holiday available to Software Technology Parks of India (STPI) units by one year. The Company has certain STPI units in India, which are impacted by this extension. The Company has adjusted the tax expense for the three months and nine months ended September 30, 2009 with the extension of tax holiday. The Company expects that the extension will increase the anticipated tax benefit in future years.

As a result of the change in tax status of one of its subsidiaries in the U.S. during the year ended December 31, 2007, the Company recognized the tax effects in the consolidated statement of income of the deferred tax liability associated with the unrealized gains on certain effective hedges in other comprehensive income. During the nine months ended September 30, 2009, the Company recognized a reversal of deferred tax liability amounting to $7,780 for these hedges maturing in the nine month period ended September 30, 2009.

As of December 31, 2008, the Company had unrecognized tax benefits amounting to $10,993 including an amount of $7,210 that, if recognized would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2009 to September 30, 2009:

Opening balance as of January 1, 2009	$10,993
Increase related to prior year tax positions	963
Decrease related to prior year tax positions	(1,652)
Increase related to current year tax positions	2,370
Effect of exchange rate changes	(76)
Closing balance as of September 30, 2009	$12,598

The unrecognized tax benefits as of September 30, 2009 include an amount of $7,899 that, if recognized, would impact the effective tax rate. As of December 31, 2008 and September 30, 2009, the Company has accrued approximately $1,651 and $1,642, respectively, in interest relating to unrecognized tax benefits.

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

For the nine months ended September 30, 2008 and 2009, the Company recognized net revenues from GE of $363,678 and $333,909, respectively, representing 48% and 41%, respectively, of the consolidated total net revenues. For the nine months ended September 30, 2008 and 2009, the Company recognized net revenues from its non-consolidating affiliates of $177 and $0, respectively.

For the three months ended September 30, 2008 and 2009, the Company recognized net revenues from GE of $123,504, and $111,459, respectively, representing 46%, and 39%, respectively, of the consolidated total net revenues.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the nine months ended September 30, 2008 and 2009, cost of revenue, net of recovery, included amounts of $1,381 and $4,334, respectively, and for the three months ended September 30, 2008 and 2009 cost of revenue, net of recovery, included amounts of $(1,622) and $1,571 respectively, relating to services procured from GE. Cost of revenue from services also include training & recruitment cost of $0 and $474 for the nine months ended September 30, 2008 and 2009, respectively, and $0 and $113 for the three months ended September 30, 2008 and 2009, respectively, from its non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the nine months ended September 30, 2008 and 2009, selling, general and administrative expenses, net of recovery, included amounts of $220 and $314, respectively, and for the three months ended September 30, 2008 and 2009, selling, general and administrative expenses, net of recovery, included amounts of $(55) and $117, respectively, relating to services procured from GE. For the nine months ended September 30, 2008 and 2009, selling, general and administrative expenses also include a cost recovery, net, of $83 and $586 respectively, and for the three months ended September 30, 2008 and 2009, selling, general and administrative expenses also include a cost recovery, net, of $19 and $159, respectively, in relation to cost recovery from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the nine months ended September 30, 2008 and 2009, income from these services was ($3,783) and ($3,368), respectively, and for the three months ended September 30, 2008 and 2009, income from these services was ($1,443) and ($935), respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

17. Related party transactions (Continued)

Interest income

The Company earned interest income on short-term deposits placed with GE. For the nine months ended September 30, 2008 and 2009, interest income earned on these deposits was $1,679 and $1,845, respectively, and for the three months ended September 30, 2008 and 2009, interest income earned on these deposits was $298 and $236, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the nine months ended September 30, 2008 and 2009, interest expense relating to such related party debt amounted to $673 and $318, respectively, and for the three months ended September 30, 2008 and 2009, interest expense relating to such related party debt amounted to $274 and $106, respectively.

Investment in equity affiliates

During the nine months ended September 30, 2008 and 2009, the Company has made an investment of $860 and $296, respectively, in its non-consolidating affiliates.

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

•         fluctuations in exchange rates between U.S. dollars, euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines peso, Guatemala quetzal, Mexican peso, Moroccan dirham (DH), Polish zloty, Romanian leu and South African rand;

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

As of September 30, 2009 we have approximately 37,700 employees with operations in thirteen countries. In the third quarter of 2009, we had net revenues of $284.4 million, of which 60.8% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed Luxembourg entity. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. On December 16, 2005, GE’s affiliate sold a portion of its equity in us to a subsidiary of Wachovia Corporation. Wachovia Corporation merged with Wells Fargo & Company on December 31, 2008. On December 22, 2006, we redeemed shares held by GE affiliates. On December 18, 2007, GE’s affiliate, GE Capital (Mauritius) Holdings Ltd., sold a further portion of its equity in us to an affiliate of a limited partner of one of our shareholders. As of September 30, 2009, GE, through its affiliates, owned 18.5% of our outstanding equity.

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

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the three months and nine months ended September 30, 2008 and 2009.

	Three months Ended September 30,				Nine months Ended September 30,
	2008		2009		2008		2009
	(dollars in millions)
Net revenues—GE	$123.5	45.6%	$111.5	39.2%	$363.7	47.9%	$333.9	40.6%
Net revenues—Global Clients	147.3	54.4%	173.0	60.8%	395.3	52.1%	489.2	59.4%

Total net revenues	270.8	100.0%	284.4	100.0%	759.0	100.0%	823.1	100.0%

Cost of revenue	155.8	57.5%	167.0	58.7%	448.9	59.1%	496.5	60.3%
Gross profit	115.0	42.5%	117.4	41.3%	310.1	40.9%	326.6	39.7%
Operating expenses
Selling, general and administrative expenses	71.2	26.3%	67.2	23.6%	199.9	26.3%	195.0	23.7%
Amortization of acquired intangible assets	9.0	3.3%	6.4	2.2%	28.8	3.8%	19.7	2.4%
Other operating (income) expense, net	(1.4)	0.5%	(1.1)	0.4%	(1.5)	0.2%	(4.0)	0.5%

Income from operations	36.3	13.4%	44.9	15.8%	82.8	10.9%	115.9	14.1%
Foreign exchange (gains) losses, net	(1.6)	0.6%	2.6	0.9%	(7.4)	1.0%	2.0	0.2%
Other income (expense), net	3.3	1.2%	0.3	0.1%	8.3	1.1%	3.4	0.4%

Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit)	41.1	15.2%	42.6	15.0%	98.5	13.0%	117.3	14.3%
Equity in (gain) loss of affiliates	(0.0)	0.0%	0.2	0.1%	0.3	0.0%	0.6	0.1%
Income tax expense (benefit)	5.7	2.1%	7.9	2.8%	12.2	1.6%	18.4	2.2%

Net Income	35.5	13.1%	34.6	12.2%	86.0	11.3%	98.3	11.9%
Net income attributable to noncontrolling interest	1.9	0.7%	1.5	0.5%	7.8	1.0%	5.6	0.7%

Net income attributable to Genpact Limited common shareholders	$33.6	12.4%	$33.1	11.6%	$78.1	10.3%	$92.7	11.3%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net revenues.    Our net revenues increased by $13.6 million, or 5.0%, in the third quarter of 2009 compared to the third quarter of 2008. Our growth in net revenues is from expanded volumes with existing clients as well as new business from new clients. Our total headcount increased by 3.6% to approximately 37,700 at the end of the third quarter of 2009 from approximately

36,400 at the end of the third quarter of 2008. In addition, our revenue per employee increased from approximately $31.2 thousand per employee in the third quarter of 2008 to approximately $31.6 thousand in the third quarter of 2009.  Our revenue increase was partly offset by the weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

Net revenues from GE decreased by $12.0 million, or 9.8%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview —Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2008, certain businesses in which GE ceased to be a 20% shareholder in 2008 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the third quarter of 2009 declined 4.2% over the third quarter of 2008 after excluding such dispositions by GE. This decline was primarily driven by volume reductions, and price drops in existing contracts as well as the weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our GE revenues are received in such currencies. As a result of the reduction in GE revenues and the growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 45.6% in the third quarter of 2008 to 39.2% in the third quarter of 2009.

Net revenues from Global Clients increased by $25.7 million, or 17.4%. This increase resulted from new business from clients added in the last twelve months partially offset by price reductions and volume contractions in certain existing SOWs. Revenue growth was also offset by the weakening of the pound sterling and Australian dollar against the U.S. dollar, as a portion of our Global Clients revenues are received in such currencies. Net revenues for the quarter also included $4.0 million received from one of our Global Clients related to cancellations. In addition, a portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 54.4% in the third quarter of 2008 to 60.8% in the third quarter of 2009. Excluding revenues from businesses divested by GE in 2008, Global Client revenues grew organically by approximately 12.0%.

Revenues from business process services increased to 84.9% of total net revenues in the third quarter of 2009 from 80.9% in the third quarter of 2008. Our business process services business grew 10.2% from the third quarter of 2008 to $241.5 million in the third quarter of 2009. The increase in our business process revenues was primarily due to services for our Global Clients. We also saw volume increases for business process services for GE in the Philippines and Guatemala although this was offset by reduced business process volumes relating to GE Capital. Revenues from our information technology business declined to 15.1% of total net revenues in the third quarter of 2009 from 19.1% in the third quarter of 2008, due to continued reduction in spending on discretionary information technology projects as well as a reduction in prices and lower information technology volumes in 2009.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Three Months Ended September 30,
	2008		2009
	(dollars in millions)
Personnel expenses	$97.4	36.0%	$103.9	36.5%
Operational expenses	48.5	17.9	51.0	17.9
Depreciation and amortization	9.8	3.6	12.1	4.2
Cost of revenue	$155.8	57.5%	$167.0	58.7%

Cost of revenue increased by $11.2 million, or 7.2%. This increase reflected the general growth of our business. As a percentage of net revenues, cost of revenue increased from 57.5% in the third quarter of 2008 to 58.7% in the third quarter of 2009. This increase was primarily due to an increase in personnel expenses and depreciation and amortization as a percentage of net revenues, price reductions in our information technology business and the weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $6.5 million, or 6.7%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth. Our total headcount increased by approximately 1,300 employees during the twelve months ended September 30, 2009, the majority of whom have client service responsibilities, thus generating revenue. The increase also reflects overall wage inflation, although the rate at which salaries are increasing remains lower than it was in 2008. Our personnel expenses as a percentage of net revenues marginally increased from 36.0% in the third quarter of 2008 to 36.5% in the third quarter of 2009, primarily due to the negative impact on our total revenues of price reductions in our information technology business and weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

Operational expenses increased by $2.4 million, or 5.0%. The increase was largely due to the addition of new Delivery Centers and the expansion of existing Delivery Centers over the last twelve months in India (Gurgaon and Hyderabad), Guatemala and the Philippines to support growth, including the addition of a new Delivery Center in South Africa in the third quarter of 2009. As a percentage of net revenues, operational expenses remained constant from the third quarter of 2008 to the third quarter of 2009, as the negative impact on our total revenues of price reductions in our information technology business and weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies, was offset by the continued positive impact of the cost reduction measures initiated and implemented over the last twelve months.

Depreciation and amortization expenses increased by $2.3 million, or 22.9%. The increase was largely due to capital expenditures incurred for expansion of existing Delivery Centers over the last twelve months in India (Gurgaon and Hyderabad) , Guatemala and the Philippines to support growth. As a percentage of net revenues, depreciation and amortization expenses increased from 3.6% in the third quarter of 2008 to 4.2% in the third quarter of 2009 primarily due to expansion of existing Delivery Centers and the negative impact on our revenue of price reductions in our information technology business and weakening of the pound sterling and Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

As a result of the foregoing, our gross profit increased by $2.4 million, or 2.1%, and our gross margin decreased from 42.5% in the third quarter of 2008 to 41.3% in the third quarter of 2009. In addition, the increase in absolute amount was also due to $4 million received from one of our Global Clients related to cancellations, offset by the adverse impact of foreign exchange on non-U.S. dollar revenues as explained above.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Three Months Ended September 30,
	2008		2009
	(dollars in millions)
Personnel expenses	$46.8	17.3%	$45.4	15.9%
Operational expenses	21.6	8.0	19.2	6.8
Depreciation and amortization	2.7	1.0	2.7	0.9
Selling, general and administrative expenses	$71.2	26.3%	$67.2	23.6%

Selling, general and administrative expenses, or SG&A expenses, decreased by $3.9 million, or 5.5%. As a percentage of net revenues, SG&A expenses decreased from 26.3% in the third quarter of 2008 to 23.6% in the third quarter of 2009. This was primarily due to cost reduction measures, such as restrictions on travel, recruitment, management meeting expenses, reduction in leadership training expenses as well as effective utilization and deployment of support personnel. The above decrease was partially offset by increased personnel expenses in our business development team due to recent new hires as well as marketing costs relating to the strengthening of our brand.

Personnel expenses decreased by $1.5 million, or 3.2%. The decrease in personnel expenses is primarily due to a relative reduction of support personnel attributable to more effective deployment and utilization. In addition, we incurred lower personnel costs relating to employees resident in India due to the abolishment of fringe benefit tax, or FBT, by the Indian Government in the third quarter of 2009. The impact of this abolishment resulted in lower FBT expense of $2.2 million in the third quarter of 2009 as compared to the third quarter of 2008 offset by incremental share based compensation of $0.9 million. Also, this reduction is partially offset by increased personnel expenses in our business development team due to recent new hires as well as general wage inflation. As a result, the personnel expenses as a percentage of net revenues decreased from 17.3% in the third quarter of 2008 to 15.9% in the third quarter of 2009.

The operational expenses component of SG&A expenses decreased by $2.4 million, or 11.0%. This decrease is attributable to our reducing the number of support personnel as explained above in the third quarter of 2009 compared to the third quarter of 2008 and consequent reduced allocation to SG&A. As a result, the operational expenses as a percentage of net revenues decreased from 8.0% in the third quarter of 2008 to 6.8% in the third quarter of 2009 primarily due to more effective deployment and utilization of employees in internal support functions such as finance, legal and human resources.

Depreciation and amortization expenses as a component of SG&A expenses decreased marginally by $0.1 million to $2.7 million in the third quarter of 2009. This decrease in depreciation and amortization expenses is due to the reduced number of support personnel in the third quarter of 2009 compared to the third quarter of 2008 and consequent reduced allocation to SG&A partially offset by an increase in depreciation expense due to higher capital expenditure incurred for expansion of existing Delivery Centers over the last twelve months.

Amortization of acquired intangibles.    In the third quarter of 2008 and 2009, we continued to incur significant non-cash charges of $9.0 million and $6.4 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net.     Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, decreased to $1.1 million in the third quarter of 2009 compared to $1.4 million in the third quarter of 2008 mainly due to GE releasing a part of our Delivery Centers in the third quarter of 2009. We do not recognize this income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations.    As a result of the foregoing factors, income from operations increased by $8.6 million to $44.9 million in the third quarter of 2009. As a percentage of net revenues, income from operations increased from 13.4% in the third quarter of 2008 to 15.8% in the third quarter of 2009.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange loss of $2.6 million for the third quarter of 2009 compared to exchange gain of $1.6 million in the third quarter of 2008. During the quarter ended September 30, 2009, a loss amounting to $6.7 million was reclassified from accumulated other comprehensive income (loss) to earnings as part of foreign exchange (gains) losses, net, as a result of the discontinuance of certain cash flow hedges. It was determined that certain hedges were ineffective because the underlying forecasted revenues were not likely to materialize as a result of lower than forecasted volumes and pricing resulting from the current economic environment. Accordingly, the hedge accounting for such cash flow hedges was discontinued. After excluding the above mentioned loss on ineffective hedges, the remaining gain of $4.1 million primarily relates to the re-measurement of our non-functional currency assets and liabilities resulting from movements in the Indian rupee and U.S. dollar exchange rates in the third quarter of 2009.

Other income (expense), net.    We recorded other income, net of interest expense, of $0.3 million in the third quarter of 2009 compared to $3.3 million in the third quarter of 2008. The change was driven by lower interest income of $1.2 million compared to $4.6 million due to investment in U.S. Treasury bills yielding lower return in the third quarter of 2009 compared to investment in higher interest bearing bank deposits in the third quarter of 2008, in line with the Company’s investment strategy in the current economic environment. This decrease was partially offset by a decrease in interest expense by $1.5 million primarily due to repayment of a portion of a long-term loan during 2009. In addition, the weighted average rate of interest with respect to outstanding long-term loans under our credit facility was reduced from 4.2% in the third quarter of 2008 to 1.8% in the third quarter of 2009.

Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit).    As a result of the foregoing factors, income before income taxes increased by $1.5 million. As a percentage of net revenues, income before income taxes decreased from 15.2% in the third quarter of 2008 to 15.0% of net revenues in the third quarter of 2009.

Equity in (gain) loss of affiliates.    This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income taxes.    Our income tax expense increased from $5.7 million in the third quarter of 2008 to $7.9 million for the third quarter of 2009. This increase is driven by higher taxable profits including the partial expiration of our tax holiday in India as of March 31, 2009. This increase is partially offset by tax benefits on share-based compensation in certain jurisdictions.

Net income.    As a result of the foregoing factors, net income decreased by $0.9 million from $35.5 million in the third quarter of 2008 to $34.6 million in the third quarter of 2009. As a percentage of net revenues, our net income was 13.1% in the third quarter of 2008 and 12.2% in the third quarter of 2009.

Net income attributable to noncontrolling interest.    The noncontrolling interest is due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to the noncontrolling interest decreased from $1.9 million in the third quarter of 2008 to $1.5 million in the third quarter of 2009 consistent with the reduction in the number of noncontrolling partners and reduced revenue attributable to noncontrolling partners.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders decreased by $0.6 million from $33.6 million in the third quarter of 2008 to $33.1 million in the third quarter of 2009. As a percentage of net revenues, our net income was 12.4% in the third quarter of 2008 and 11.6% in the third quarter of 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenues.    Our net revenues increased by $64.1 million, or 8.4%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We continue to grow our net revenues primarily through relationships with existing clients. Our total headcount increased by 3.6% to approximately 37,700 as of September 30, 2009 from approximately 36,400 as of September 30, 2008. In addition, our revenue per employee increased due to a higher volume of more expensive service offerings including re-engineering and more effective deployment and utilization of personnel. Our revenue per employee increased from approximately $30.3 thousand per employee in the nine months ended September 30, 2008 to approximately $30.9 thousand per employee in the nine months ended September 30, 2009. Our revenue increase was partly offset by the weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

Net revenues from GE decreased by $29.8 million, or 8.2%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview —Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2008, certain businesses in which GE ceased to be a 20% shareholder in 2008 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the nine months ended September 30, 2009 declined 2.1% over the nine months ended September 30, 2008 after excluding such dispositions by GE. This decline was primarily driven by volume reductions and price drops in existing contracts, and non-renewals on some discretionary projects, primarily in the IT business as well as the weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our GE revenues are received in such currencies. As a result of the reduction in GE revenues and the growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 47.9% in the nine months ended September 30, 2008 to 40.6% in the nine months ended September 30, 2009.

Net revenues from Global Clients increased by $93.9 million, or 23.8%. This increase resulted from revenues from clients with which we entered into master service agreements, or MSAs, in 2005 through 2009, primarily due to higher volume, partially offset by price reductions and volume contractions in certain existing SOWs. Revenue growth was also partially offset by the weakening of the pound sterling and Australian dollar against the U.S. dollar, as a portion of our Global Clients revenues are received in such currencies. Net revenues for the nine months ended September 30, 2009 also included $4.0 million received from one of our Global Clients related to cancellations. In addition, a portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 52.1% in the nine months ended September 30, 2008 to 59.4% in the nine months ended September 30, 2009. Excluding revenues from businesses divested by GE in 2008, Global Client revenues increased organically by approximately 17.1% in the nine months ended September 30, 2009.

Revenues from business process services increased to 83.8% of total net revenues in the nine months ended September 30, 2009 from 79.5% in the nine months ended September 30, 2008. Our business process services business grew 14.3% to $689.6 million in the nine months ended September 30, 2009. The increase in our business process revenue was primarily due to growth in our finance and accounting product offerings, our banking, financial services and insurance vertical and our domestic Indian business. We also encountered volume contractions at certain existing clients, including GE, and reduced pricing. Revenues from our information technology business declined to 16.2% of total net revenues in the nine months ended September 30, 2009 from 20.5% in the nine months ended September 30, 2008 due to continued reduction in spending on discretionary information technology projects as well as a reduction in prices and lower information technology volumes in 2009.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Nine months Ended September 30,
	2008		2009
	(dollars in millions)
Personnel expenses	$280.1	36.9%	$303.0	36.8%
Operational expenses	137.5	18.1	158.8	19.3
Depreciation and amortization	31.3	4.1	34.7	4.2
Cost of revenue	$448.9	59.1%	$496.5	60.3%

Cost of revenue increased by $47.6 million, or 10.6%. This increase reflected the general growth of our business. This increase was primarily due to an increase in operational expenses, and depreciation and amortization, relating to the opening of new Delivery Centers in South Africa, expansion of Delivery Centers in Guatemala and India, and general increase in operational expenses due to increased headcount. As a percentage of net revenues, cost of revenue increased from 59.1% in the nine months ended September 30, 2008 to 60.3% in the nine months ended September 30, 2009 as a result of the foregoing factors, as well as price reductions in our information technology business and the weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $22.9 million, or 8.2%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth. Our total headcount increased by approximately 1,300 employees during the twelve months ended September 30, 2009, the majority of whom have client service responsibilities, thus generating revenue. The increase also reflects overall wage inflation, although the rate at which salaries are increasing remains lower than it was in 2008. Our personnel expenses as a percentage of net revenues decreased marginally from 36.9% in the nine months ended September 30, 2008 to 36.8% in the nine months ended September 30, 2009.

Operational expenses increased by $21.3 million, or 15.5%. The increase was largely due to the addition of new Delivery Centers and the expansion of existing Delivery Centers over the last twelve months in India (Kolkata, Gurgaon and Hyderabad), Poland, Romania, China, Morocco and the Philippines to support growth, including opening of new Delivery Centers in South Africa and Guatemala. As a percentage of net revenues, operational expenses increased from 18.1% in the nine months ended September 30, 2008 to 19.3% in the nine months ended September 30, 2009.  The relative increase is the result of the negative impact on our total revenues of price reductions in our information technology business and the weakening of the pound sterling and Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies, offset by the continued positive impact of the cost reduction measures initiated and implemented over the last twelve months.

Depreciation and amortization expenses as a component of cost of revenue increased by $3.4 million to $34.7 million in the nine months ended September 30, 2009, primarily due to the expansion of existing Delivery Centers over the last twelve months in India (Kolkata, Gurgaon and Hyderabad), Poland, Romania, China, Morocco, Guatemala and the Philippines to support growth, including the opening of a new Delivery Center in South Africa, partially offset by a $3.3 million charge in the first quarter of 2008 attributable to the write-off of certain software licenses that did not have any further useful life.

As a result of the foregoing, our gross profit increased by $16.5 million, or 5.3% and our gross margin decreased from 40.9% in the nine months ended September 30, 2008 to 39.7% in the nine months ended September 30, 2009. In addition, the increase in absolute amount was also due to $4 million received from one of our Global Clients related to cancellations, offset by the adverse impact of foreign exchange on non-U.S. dollar revenues as explained above.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Nine months Ended September 30,
	2008		2009
	(dollars in millions)
Personnel expenses	$128.3	16.9%	$131.9	16.0%
Operational expenses	63.2	8.3	55.4	6.7
Depreciation and amortization	8.5	1.1	7.6	0.9
Selling, general and administrative expenses	$199.9	26.3%	$195.0	23.7%

Selling, general and administrative expenses, or SG&A expenses, decreased by $5.0 million, or 2.5%. As a percentage of net revenues, SG&A expenses decreased from 26.3% in the nine months ended September 30, 2008 to 23.7% in the nine months ended September 30, 2009. This was primarily due to cost reduction measures, such as restrictions on travel, recruitment, management meeting expenses, reduction in leadership training expenses as well effective utilization and deployment of the support personnel partially offset by increased personnel expenses in our business development team due to recent new hires as well as marketing costs relating to the strengthening of our brand.

Personnel expenses increased by $3.6 million, or 2.8%, primarily due to increased headcount in our business development team due to recent new hires as well as general wage inflation. This increase was partially offset by lower personnel cost relating to employees resident in India due to the abolishment of FBT by the Indian Government in the third quarter of 2009. The impact of this abolishment resulted in lower FBT expense of $2.6 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 offset by incremental share based compensation of $0.9 million. As a percentage of net revenues, personnel expenses decreased from 16.9% in the nine months ended September 30, 2008 to 16.0% in the nine months ended September 30, 2009, which was primarily due to a relative reduction in support personnel due to effective utilization and deployment and lower salary increases.

The operational expenses component of SG&A expenses decreased by $7.7 million, or 12.2%. This decrease is attributable to our reducing the number of support personnel as explained above in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 and consequent reduced allocation to SG&A, and a $0.6 million reserve in the first quarter of 2008 that was set-up for loans subject to repurchase in Genpact Mortgage Services. As a percentage of net revenues, such costs decreased from 8.3% in the nine months ended September 30, 2008 to 6.7% in the nine months ended September 30, 2009 primarily due to more effective deployment and utilization of employees in internal support functions such as finance, legal and human resources.

Depreciation and amortization expenses as a component of SG&A expenses decreased by $0.8 million to $7.6 million in the nine months ended September 30, 2009. This decrease in depreciation and amortization expenses is due to the reduced number of support personnel in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 and consequent reduced allocation to SG&A partially offset by an increase in depreciation expense due to higher capital expenditure incurred for expansion of existing Delivery Centers over the last twelve months.

Amortization of acquired intangibles.    In the nine months ended September 30, 2008 and 2009, we continued to incur significant non-cash charges of $28.8 million and $19.7 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net.     Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, increased to $4.0 million in the nine months ended September 30, 2009 compared to $1.5 million in the nine months ended September 30, 2008 primarily due to a loss of $2.3 million incurred in connection with the sale of certain software licenses and the sale of a facility in the second quarter of 2008 and addition of a new Delivery Center in Guatemala and expansion in the Philippines. We do not recognize this income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations.    As a result of the foregoing factors, income from operations increased by $33.0 million to $115.9 million. As a percentage of net revenues, income from operations increased from 10.9% in the nine months ended September 30, 2008 to 14.1% in the nine months ended September 30, 2009.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange loss of $2.0 million for the nine months ended September 30, 2009 compared to a gain of $7.4 million in the nine months ended September 30, 2008. During the nine months ended September 30, 2009, a loss amounting to $14.0 million was reclassified from accumulated other comprehensive income (loss) to earnings as part of foreign exchange (gains) losses, net, as a result of the discontinuance of certain cash flow hedges. It was determined that certain hedges were ineffective because the underlying forecasted revenues were not likely to materialize as a result of lower than forecasted volumes and pricing resulting from the current economic environment. Accordingly, the hedge accounting for such cash flow hedges was discontinued. After excluding the above mentioned loss on ineffective hedges, the remaining gain of $12.0 million primarily relates to the net impact of re-measurement of our non-functional currency assets and liabilities resulting from movements in the Indian rupee and U.S. dollar exchange rates in the nine months ended September 30, 2009.

Other income (expense), net.    We recorded other income, net of interest expense, of $3.4 million in the nine months ended September 30, 2009 compared to $8.3 million in the nine months ended September 30, 2008. The change was driven by lower interest income of $5.9 million compared to $13.1 million due to investment in U.S. Treasury bills yielding lower return in the nine months ended September 30, 2009 compared to investment in higher interest bearing bank deposits in the nine months ended September 30, 2008, in line with the Company’s investment strategy in the current economic environment. This decrease was offset by a decrease in interest expense of $3.4 million primarily due to repayment of a portion of a long-term loan during 2008. In addition, the weighted average rate of interest with respect to outstanding long-term loans under our credit facility was reduced from 4.2% in the nine months ended September 30, 2008 to 1.8% in the nine months ended September 30, 2009.

Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit).    As a result of the foregoing factors, income before income taxes increased by $18.8 million or from 13.0% of net revenues in the nine months ended September 30, 2008 to 14.3% of net revenues in the nine months ended September 30, 2009.

Equity in (gain) loss of affiliates.    This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income taxes.    Our income tax expense increased from $12.2 million in the nine months ended September 30, 2008 to $18.4 million for the nine months ended September 30, 2009. This increase is driven by higher taxable profits including the partial expiration of our tax holiday in India as of March 31, 2009. This increase is partially offset by tax benefits on share-based compensation in certain jurisdictions.

Net income.    As a result of the foregoing factors, net income increased by $12.3 million from $86.0 million in the nine months ended September 30, 2008 to $98.3 million in the nine months ended September 30, 2009. As a percentage of net revenues, our net income was 11.3% in the nine months ended September 30, 2008 and 11.9% in the nine months ended September 30, 2009.

Net income attributable to noncontrolling interest.    The noncontrolling interest is due to the acquisition of ICE in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $7.8 million in the nine months ended September 30, 2008 to $5.6 million in the nine months ended September 30, 2009 consistent with the reduction in the number of noncontrolling partners and reduced revenue attributable to noncontrolling partners.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders increased by $14.6 million from $78.1 million in the nine months ended September 30, 2008 to $92.7 million in the nine months ended September 30, 2009. As a percentage of net revenues, our net income was 10.3% in the nine months ended September 30, 2008 and 11.3% in the nine months ended September 30, 2009.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2008 and September 30, 2009 is presented below:

	As of December 31, 2008	As of September 30, 2009	% Change
	(dollars in millions)
Cash and cash equivalents	$184.1	$240.4	30.6%
Short term investment	141.7	144.3	1.9
Short term deposits with a significant shareholder	59.3	14.4	(75.7)
Short term borrowings	25.0	—	(100.0)
Long-term debt due within one year	29.5	42.2	42.7
Long-term debt other than the current portion	69.7	37.4	(46.3)
Genpact Limited total shareholders’ equity	$841.8	$1,056.2	25.5%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

Our cash and cash equivalents were $240.4 million as of September 30, 2009 compared to $184.1 million as of December 31, 2008. Our cash and cash equivalents are comprised of (a) $138.1 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $65.5 million in term deposits with banks to be used for medium term planned expenditure and capital requirements and (c) $36.8 million in U.S. Treasury bills with an original maturity of less than three months.

In addition, as of September 30, 2009, $144.3 million was invested in U.S. Treasury bills to be used for long-term capital requirements and acquisitions compared to $141.7 million as of December 31, 2008. We had $14.4 million in short-term deposits with GE India affiliates compared to $59.3 million in December 31, 2008.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations as well as our growth and expansion. Our working capital needs are primarily to finance our payroll expenses in advance of the receipt of accounts receivable. Our capital requirements include the opening of new Delivery Centers, as well as financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
	2008	2009
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$128.0	$123.5
Investing activities	(37.7)	(21.1)
Financing activities	(18.2)	(44.8)
Net increase (decrease) in cash and cash equivalents	$72.1	$57.6

Cash flow from operating activities.    Our net cash provided by operating activities decreased by $4.5 million from $128.0 million in the nine months ended September 30, 2008 to $123.5 million in the nine months ended September 30, 2009. Our net income adjusted for amortization and depreciation and other non-cash items increased by $2.6 million. The decrease in cash flow from operating activities was due to higher working capital of $7.0 million primarily driven by a realized foreign exchange loss of $3.6 million relating to the payment of contingent consideration to the sellers of ICE in February 2009 and higher cash payout for income taxes due to partial expiration of our tax holiday in India as of March 31, 2009, offset by better receivable management.

Cash flow from investing activities.    Our net cash used for investing activities was $21.1 million in the nine months ended September 30, 2009 compared to $37.7 million in the nine months ended September 30, 2008. We invested $43.9 million in purchases of property, plant and equipment in connection with the expansion of existing Delivery Centers and opening of a new Delivery Center in the nine months ended September 30, 2009 compared to $45.9 million in the nine months ended September 30, 2008. We invested $2.6 million, net of sales, in U.S. Treasury bills and realized $43.9 million from maturing of deposits with GE India during the nine months ended September 30, 2009. During the first quarter of 2009 we paid $20.2 million to the sellers of ICE as contingent consideration that we were obligated to pay on achievement of certain profitability targets.

Cash flow from financing activities.    Our net cash used for financing activities was $44.8 million in the nine months ended September 30, 2009, compared to $18.2 million in the nine months ended September 30, 2008. We repaid $20.0 million of our long term debt as part of our scheduled repayments under our credit agreement and $25.0 million of our short-term borrowings drawn in the fourth quarter of 2008 in the nine months ended September 30, 2009 as compared to repayment of $20.0 million of long term debt in the nine months ended September 30, 2008. In addition, we paid the noncontrolling partners of ICE $5.6 million in the nine months ended September 30, 2009 compared to $8.9 million in the nine months ended September 30, 2008. We received $7.7 million as proceeds from the issuance of common shares on exercise of employee stock options in the nine months ended September 30, 2009 as compared to $13.0 million in the nine months ended September 30, 2008.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $79.6 million at September 30, 2009 compared to $99.2 million at December 31, 2008, which represented long-term debt primarily related to the 2004 Reorganization. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 4.2% and 1.8% for the nine months ended September 30, 2008 and 2009, respectively.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of September 30, 2009, short-term credit facilities available to the Company aggregated $145.0 million, which are under the same agreement as our long-term debt facility. As of September 30, 2009, a total of $11.7 million was utilized, which represented non-funded drawdown.

Goodwill Impairment Testing

We test goodwill for impairment at least on an annual basis on September 30 of each year. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Determining whether an impairment has occurred requires valuation of the respective reporting units, which we estimate using the discounted cash flow method. Valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain and accordingly actual results may differ from these estimates. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. The result of our annual evaluation as of September 30, 2009, showed that the fair values of all our reporting units exceeded their book values.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2009:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$42.2	$37.4	$—	$—	$79.6
Capital leases	2.0	3.0	0.5	—	5.5
Operating leases	23.7	44.7	71.6	—	140.0
Purchase obligations	7.9	—	—	—	7.9
Capital commitments net of advances	18.2	—	—	—	18.2
Other long-term liabilities (1)	122.6	133.1	2.7	—	258.4
Total contractual cash obligations	$216.5	$218.2	$74.7	$—	$509.5

(1) Excludes $7.9 million towards uncertain tax positions calculated in accordance with FIN 48. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements in 2008, see Note 2 — “Recently adopted accounting pronouncements” under Item 1 — “Financial Statements” above and Part-II Item-7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

In December 2007, the FASB issued ASC 805 “Business Combinations” (previously referred to as SFAS No. 141 (revised 2007), “Business Combinations”, which was a revision of SFAS No. 141, “Business Combinations”). This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, the Company adopted ASC 805 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In December 2007, the FASB issued ASC 810-10-65 “Consolidation — Transition and Open Effective Date Information” (previously referred to as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). ASC 810-10 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Effective January 1, 2009, the Company adopted ASC 810-10-65. See “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)”, and note 2(a) for information and related disclosures regarding noncontrolling interest.

In February 2008, the FASB approved ASC 820-10 “Fair Value Measurements and Disclosures” (previously referred to as FASB Staff Position FAS No.157-2, “Effective Date of FASB statement No. 157” (FSP FAS 157-2), which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis). Effective January 1, 2009, the Company has adopted ASC 820-10 for non-financial assets and liabilities. The adoption of ASC 820-10 for non-financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In March 2008, the FASB issued ASC 815-10 “Derivatives and Hedging-Disclosures” (previously referred to as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”). ASC 815-10 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, however ASC 815-10 does not require comparative disclosures for earlier periods at initial adoption. Effective January 1, 2009, the Company adopted ASC 815-10. As ASC 815-10 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s consolidated results of operations, cash flows or financial position. See note 7 for information and related disclosures.

In April 2008, the FASB issued ASC 350-30 “Intangibles-Goodwill and Other — General Intangibles Other than Goodwill” (previously referred to as FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS No. 142-3). ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under ASC 350-10 (previously referred to as FASB Statement No. 142, “Goodwill and Other Intangible Assets”). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Effective January 1, 2009, the Company adopted ASC 350-30 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In November 2008, the FASB’s Emerging Issues Task Force reached a consensus on ASC 323-10 “Investments-Equity Method and Joint Ventures” (previously referred to as EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”). ASC 323-10 continues to account for the initial carrying value of equity method investments on a cost accumulation model, which generally excludes contingent consideration. ASC 323-10 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, ASC 323-10 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. ASC 323-10 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of ASC 810-10 (previously referred to as SFAS No. 160). ASC 323-10 affirms existing guidance which requires cessation of the equity method of accounting and application of ASC 320-10 (previously referred to as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”), or the cost method under ASC 323-10-35, as appropriate. Effective January 1, 2009, the Company adopted ASC 323-10 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, the FASB issued ASC 805-20 “Business Combinations — Identifiable Assets and Liabilities, and Any Noncontrolling Interest” (previously referred to as FASB Staff Position FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141R-1). ASC 805-20 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, in ASC 805 and instead carries forward most of the provisions in FASB Statement No. 141, Business Combinations, for acquired contingencies. ASC 805-20 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Effective January 1, 2009, the Company adopted ASC 805-20 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In April 2009, the FASB issued the following three ASCs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

ASC 820-10-65 “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) provides additional guidance for estimating fair value in accordance with ASC 820-10 “Fair Value Measurements and Disclosures” (previously referred to as  SFAS No. 157) when the volume and level of activity for the asset or liability have decreased significantly. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 820-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

ASC 825-10-65 “Financial Instruments - Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 825-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

ASC 320-10-65 “Investments-Debt and Equity Securities - Transition and Open Effective Date Information” (previously referred to as FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) amends current other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of ASC 320-10-65 are effective for the Company’s interim period ending on June 30, 2009. Effective April 1, 2009, the Company adopted ASC 320-10-65 and the adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In May 2009, the FASB issued ASC 855-10 “Subsequent events” (previously referred to as SFAS No. 165, “Subsequent Events” (“SFAS 165”)), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. Effective April 1, 2009, the Company adopted ASC 855-10 which only requires additional disclosures and the adoption did not have any impact on its consolidated financial position, results of operations or cash flows. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009. Based on this evaluation, the Company is not aware of any events or transactions that would require recognition or disclosure in the consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 “Generally Accepted Accounting Principles” (previously referred to as SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105-10. Effective July 1, 2009, the Company adopted ASC 105-10 and the adoption did not have any material impact on its consolidated financial position, results of operations or cash flows.

Recently issued accounting pronouncements

In December 2008, the FASB issued ASC 715-20 “Compensation-Retirement Benefits” (previously referred to as FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets as required by Compensation-Retirement Benefits Topic of the FASB Accounting Standards Codification must be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of Compensation-Retirement Benefits Topic of the FASB Accounting Standards Codification on its disclosures about plan assets.

In October 2009, the FASB issued ASU 2009-13 (EITF No. 08-1) which amends ASC 605-25 “Revenue Recognition—Multiple-Element Arrangements”. ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling prices. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. The provisions of ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption will be permitted. The Company is currently evaluating the effect of adoption of the provisions of the ASU 2009-13 on the Company’s consolidated financial Statements.

In August 2009, the FASB issued ASU 2009-05 which amends Subtopic 820-10 “Fair Value Measurements and Disclosures-Overall” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique or a market approach. The provisions of ASU No. 2009-05 are effective for the first reporting period (including the interim periods) beginning after issuance. The provisions of ASU No. 2009-05 will be effective for interim and annual periods beginning after August 27, 2009. The Company is currently evaluating the effect of the provisions of the ASU 2009-05 on the Company’s consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $50.0 million of the net proceeds from our initial public offering to partially repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness. The remaining proceeds are invested in short-term deposit accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

10.1	Amendment No. 2 Amended and Restated Shareholders’ Agreement, dated as of September 11, 2009, by and among the Registrant and the shareholders listed on the signature pages thereto.*

10.2+	Letter Agreement, dated July 23, 2009, between Macro*World Research and Genpact International, Inc.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: November 9, 2009

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

10.1	Amendment No. 2 Amended and Restated Shareholders’ Agreement, dated as of September 11, 2009, by and among the Registrant and the shareholders listed on the signature pages thereto.*

10.2+	Letter Agreement, dated July 23, 2009, between Macro*World Research and Genpact International, Inc.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed with this Quarterly Report on Form 10-Q.

+ Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.