Form 10-K
period 2009-12-31
Genpact LTD
filed 2010-02-23
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009	Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2009, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, was $1,276,893,110, based on the closing price of the registrant’s common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $11.75 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

As of February 19, 2010, there were 217,881,172 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accountant Fees and Services.

i

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the “Annual Report”) in, among other sections, Item 1—“Business,” Item 1A—“Risk Factors,” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A—“Risk Factors” in this Annual Report. These forward looking statements include, but are not limited to, statements relating to:

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

•

fluctuations in exchange rates between U.S. dollars, euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines Peso, Guatemala quetzal, Moroccan dirham (DH), Polish zloty, Romanian leu and South African rand;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships based on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	further deterioration in the global economic environment and its impact on our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings;

•	unionization of any of our employees; and

•	our ability to successfully consummate or integrate strategic acquisitions.

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

PART I

Item 1.    Business

Overview

We are a leader in managing business processes, offering a broad portfolio of enterprise and industry-specific services. We manage over 3,000 processes for more than 400 clients worldwide. Putting process in the forefront, we couple our deep process knowledge and insights with focused information technology capabilities, targeted analytics and pragmatic reengineering to deliver comprehensive solutions for clients. Lean and Six Sigma are an integral part of our culture and we view the management of business processes as a science. We have launched Smart Enterprise Processes (SEPSM), a groundbreaking, rigorously scientific methodology for managing business processes, which focuses on optimizing process effectiveness in addition to efficiency to deliver superior business outcomes. Services are seamlessly delivered from a global network of centers to meet a client’s business objectives, cultural and language needs and cost reduction goals.

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

As of December 31, 2009 we have more than 38,600 employees with operations in thirteen countries. In 2009, we had net revenues of $1.12 billion, of which 59.7% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed company. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. Since the 2004 Reorganization, GE, through its affiliates, sold a portion of its equity in us pursuant to several separate transactions. As of December 31, 2009, GE, through its affiliates, owned 18.37% of our outstanding equity.

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

Our Opportunity

Globalization of the world’s economy remains the most powerful economic trend of our lifetime. It is driven by expanding technology capabilities, the relaxation of local laws and regulations that previously impeded cross-border trade, more efficient global telecommunications, demographic factors and the recognition by business leaders that a highly skilled global workforce can be a competitive business advantage. These dynamics are creating an entirely new set of competitive challenges for companies around the world. While the global economic downturn that began at the end of 2008 adversely affected many industries, including our own, we believe that the long-term trends favoring globalization of services will continue.

Globalization has contributed to increased competition for companies around the world, particularly in the established economies of North America and Europe. These dynamics, together with the recent recessionary environment, have forced companies to focus on ways to improve productivity and manage costs more aggressively in order to maintain or enhance their competitive positions and increase shareholder value. As part of their response to the pressures of globalization, business leaders initially began offshoring business processes to captive businesses and outsourcing business processes to third parties, including by sending such processes offshore to workers in countries where wage levels were lower than in North America and Europe.

Outsourcing initially focused on realizing immediate cost savings and involved labor-intensive processes such as call center services and data entry. The frequency with which these processes were outsourced increased as companies recognized that offshore service providers could run these processes more efficiently by recruiting and training skilled labor in larger numbers and at lower cost than was available in a company’s home market.

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

This growth is a function of the increasing acceptance of the globalization of services and the constantly expanding notions of what can be outsourced and the benefits that can be achieved. The services that are being outsourced today are much broader, and involve much higher valued functionality than originally outsourced, and include engineering, design, software programming, accounting, healthcare services, legal services, financial analysis, consulting activities and other services, and cut across all industries.

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

•

Global delivery.  Many companies want a service provider with an extensive global delivery network, so that the provider can leverage a multi-lingual talent base to meet the client’s needs across multiple geographies and time zones.

•	Analytical approach. A service provider should have the ability to apply advanced analytical methods to address its clients’ needs and to increase their productivity.

•	IT expertise. A service provider should have knowledge of, and experience with, IT platforms and applications and be able to apply that IT expertise to improve business processes and transitioning.

•	Domain expertise. A service provider should have institutional knowledge of relevant industries and functional processes.

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

Our Broad Expertise

Our services include finance and accounting, collections and customer services, back office support for banking, financial services and insurance companies, supply chain and procurement, analytics, enterprise application and IT infrastructure. Significant business impact can often best be achieved by redesigning and operating a combination of processes, as well as providing multiple services that combine elements of several of our service offerings. In offering our services, we draw on three core capabilities—process expertise, analytical ability and technology expertise—as well as the operational insight we have acquired from our experience managing thousands of processes in diverse industries.

•

Process Expertise.  We have extensive experience in operating a wide range of processes and have used this expertise to launch Smart Enterprise Processes (SEPSM). SEPSM is a unique, scientific, and highly granular approach to managing business processes. In addition to efficiency, it focuses on maximizing process effectiveness, which can deliver two to five times the end business outcomes, like cash flow and margins, when compared to processes that run at average or below. We also apply the principles of Six Sigma and Lean to eliminate defects and variation and reduce inefficiency and develop and track operational metrics to measure process performance as a means of monitoring service levels and enhancing productivity.

•

Analytical Capabilities.  Our analytical capabilities are central to our improving business processes. They enable us to work with our clients and identify weaknesses in business processes and redesign and re-engineer them to create additional business value and provide the data analysis and insights for supporting decision support processes for clients. We also rigorously apply analytical methodologies, which we use to measure and enhance performance of our client services. We also apply these methodologies to measure and improve our own internal functions, including recruitment and retention of personnel.

•

Technology Expertise.  Our information technology expertise includes extensive knowledge of third-party hardware, network and computing infrastructure, and enterprise resource planning and other software applications. We also use technology to better manage the transition of processes, to automate and operate processes more efficiently and to replace or redesign processes so as to enhance productivity. Our ability to combine our business process and IT expertise along with our Six Sigma and Lean skills allow us, for example, to perform enterprise resource planning, or ERP, implementations on budget and on time, as well as to ensure our clients achieve the full potential of business intelligence platforms and web based software platforms.

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

Our Strategic Client Model

We seek to create long-term relationships with our clients where they view us as an integral part of their organization and not just as a service provider. These relationships often begin with the outsourcing of discrete processes and, over time, expand to encompass multiple business processes across a broader set of functions and geographic areas. No matter how large or small the engagement, we strive to be a seamless extension of our client’s operations. To achieve this goal, we developed the Genpact Virtual CaptiveSM model for service delivery, and we may implement all or some of its features in any given client relationship, depending on the client’s needs. Under this approach, we provide a client with dedicated employees and management as well as dedicated infrastructure at our Delivery Centers to create a virtual extension of the client’s own team and environment. We train our people in the client’s culture so that they are familiar not only with the process but with the business environment in which it is being executed.

Our Global Delivery Platform

We have a global network of 39 Delivery Centers in thirteen countries. Our Delivery Centers are located in India, China, Guatemala, Hungary, Mexico, Morocco, the Philippines, Poland, the Netherlands, Romania, South Africa, Spain and the United States. Our presence in locations around the world provides us with multi-lingual capabilities, access to a larger talent pool, “near-shoring” capabilities to take advantage of time zones as well as the ability to provide services from the United States. With this network, we can manage complex processes in multiple geographic regions. We use different locations for different types of services depending on the specific client needs and the mix of skills and cost of employees available in each location. We have been a pioneer in our industry in opening centers in several cities in India as well as in some of the other countries in which we operate and becoming an employer of choice in those locations. We expect to continue to expand our global footprint in order to better serve our clients.

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

As of December 31, 2009, we had more than 38,600 employees including over 10,700 employees with Six Sigma green-belt training and 530 employees with Six Sigma black-belt training, as well as more than 23,500 Lean trained employees. This large number of employees with Six Sigma and Lean training helps infuse our organization with a disciplined, analytical approach to everything we do. In addition, more than 9,000 of our employees hold post-graduate degrees and more than 23,800 are university graduates. We monitor and manage our attrition rate very closely, and believe our attrition rate is one of the lowest in the industry. We attribute this to our reputation, our ability to attract high quality applicants, our emphasis on maintaining our culture and the breadth of exposure, experience and opportunity for advancement that we provide to our employees.

Our Strategy

The specific elements of our strategy include the following:

Expand Relationships with Existing Clients

We continuously strive to deepen and expand relationships with our existing clients, including GE, and as of December 31, 2009 had more than 400 clients. Many of these relationships are at an early stage and we believe they offer significant opportunities for growth. As we demonstrate the value that we can provide, often with a discrete process, we are frequently able to expand the scope of our work in a variety of ways.

Develop New Client Relationships

In addition to expanding our current client relationships, we seek to develop new long-term client relationships, especially with those clients where we have an opportunity to deliver a broad range of our capabilities and can have a meaningful impact on their businesses.

Continue To Promote Process Excellence

The ability to deliver continuous process improvement is an important part of the value that we offer to our clients. We have built a significant repository of process expertise across a wide range of processes such as finance and accounting, supply chain, collections; order-to-cash; industry specific processes for banking, financial service and insurance companies; analytics and client service, and our process expertise is complemented by our ability to implement services and work across multiple technology platforms in diverse industries.

Continue To Deepen Our Expertise and Global Capabilities

We will continue to expand our capabilities globally as well as across industries and service offerings. While we expect this will occur primarily through organic growth, we also plan to evaluate strategic partnerships, alliances and acquisitions to expand into new services offerings as well as into new industries. For example, we acquired an analytics business in 2010, a SAP services provider and a risk assurance company in 2007, a mortgage fulfillment services business in 2006 and an accounts receivable management business in 2005.

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

Maintain Our Culture and Enhance Our Human Capital

Our ability to grow our business will depend on our ability to continue to attract, train and retain large numbers of talented individuals. We will continue to develop innovative recruiting techniques and to emphasize learning throughout the tenure of an employee’s career. We also believe that maintaining our vibrant and distinctive culture, in which we emphasize teamwork, continuous process improvement and dedication to the client, is critical to growing our business.

Our Services

We provide a wide range of services to our clients. We group our services into the following categories:

•	finance and accounting;

•	collections and customer service;

•	banking, financial services and insurance;

•	supply chain and procurement;

•	analytics;

•	re-engineering;

•	enterprise application;

•	software tools and automation; and

•	IT infrastructure.

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

Finance and Accounting

We are one of the world’s premier providers of finance and accounting, or F&A, services. This is currently one of our largest service offerings. Our finance and accounting services include end-to-end transaction services, such as accounts payable processing and receivables management; core accounting services, including preparation of International Financial Reporting Standards, U.S. GAAP and SEC-compliant financial statements; core operations services, including cash management, preparation of tax returns as well as decision support services, which include cash flow analysis. Our services combine our process expertise with strong technology capabilities, including decision support tools such as Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle and SAP and new technology bundling such as OCR and invoice exchange.

The chart below highlights our F&A service offerings:

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

The chart below highlights some of our collections and customer service offerings:

Banking, Financial and Insurance Services

We provide analytic, process and technology services to companies within the banking and financial services market designed to increase revenue, enhance customer satisfaction and reduce risk.

The chart below highlights some of our banking and financial services offerings:

We provide what we refer to as a “virtual insurance company” for our clients in the insurance industry. We cover many phases of insurance business processes including product development, sales and marketing, policy administration and claims management. We use our analytics capabilities to help our clients devise new models for underwriting, risk management and actuarial analysis. We also handle corporate functions for insurance companies, including reporting and monitoring services for regulatory compliance, portfolio and performance review services and financial planning and tax services. We offer services across the following three key insurance market segments:

•	life and annuities;

•	property and casualty; and

•	health.

The chart below highlights some of our insurance service offerings:

Supply Chain and Procurement

Our supply chain and procurement services include sourcing services, sales, inventory and operations planning services, logistics services and after market services. This often includes designing sourcing and procurement processes to control “maverick” buying, overhauling inventory planning systems to optimize inventory levels, designing and implementing logistics services that integrate disparate technology systems and provide dynamic digital “dashboard” reporting, or designing after-market service systems that ensure fulfillment of contractual obligations and enhance database integrity. We commonly utilize our technology expertise in delivering our services in this area particularly in automating order management processes and monitoring and optimizing supply chain logistics. We have competency in many of the custom platforms used by our clients (e.g., i2, Manugistics and Xelus) and are not tied to any one platform. This enables us to utilize and design the best processes for our clients based on available systems.

The chart below highlights some of our supply chain and procurement service offerings:

Analytics

In addition to incorporating analytics into our other service offerings, at Genpact analytics is its own service offering and we believe we are a leader in this area. Our clients frequently have data that can be used to assess business opportunities, mitigate risks, improve performance or otherwise help their businesses. However, they do not always recognize the potential in such data or do not have the capability to apply the rigorous analytical models that might reveal opportunities. Drawing on considerable domain expertise and sophisticated research science, we help clients make fact-based decisions for superior results. By quantitatively and qualitatively scrutinizing data we can deliver the insight necessary to assess a new business opportunity, mitigate market risks, or retain and build market share. In our view, almost any data, properly broken down and interpreted, can improve performance.

The chart below describes some of the most common applications of our analytics capabilities:

Re-engineering

Our re-engineering services help clients realize cost savings or increased revenues by improving processes that are underperforming or designing processes that are needed to meet growth objectives. Clients engage our re-engineering teams to provide an end-to-end view of their organization and help determine business process needs at a strategic level as well as at the execution level. Strategically, we help clients achieve a comprehensive assessment of how well their enterprise level processes such as source-to-pay, order-to-cash or record-to-repair, perform against industry benchmarks and best practices. At the execution level we institutionalize the recommendations by deploying resources to train the client team and drive sustainable best practices.

Enterprise Application Services

With our enterprise application services, we plan, design, build, test, implement, run and support software solutions for our clients. We leverage our functional and domain knowledge in industries such as banking & financial services, insurance, manufacturing, automotive and healthcare and use Six Sigma and Lean principles to reduce the cycle time of software implementations. This can include enterprise resource planning, or ERP, supply chain management, financial management and customer relationship management solutions as well as testing, database administration and architecture services. We also have significant expertise in Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle , SAP and Microsoft.

(1)	Examples of these business intelligence platforms include Hyperion and Cognos.

(2)	Examples of these webstack software programs include Java and net.

Software Tools and Automation

Our software tools and automation services consist of both transformational and efficiency enabling capabilities. We help clients maximize their existing, installed investments in key software platforms by providing the needed tools for incremental functionality and automation. We use best-of-breed software tools available in the market as well as our own software tools. Examples of Genpact’s software tools include GenProSM Invoice Exchange, which lowers invoice processing costs by eliminating the need for any manual intervention in data entry and contributes to increased cash flow by identifying un-captured discount opportunities. ProFlowSM AP is Genpact’s accounts payable workflow tool, which automates work allocation for increased productivity and ensures a standardized way of working on a process. And the GenPowerSM Cforia Credit Collection Chargeback Management software increases profitability by decreasing charge backs through recovery and avoidance. By combining our process domain expertise with leading ERP applications, wrappers and tools, we are able to create solutions for maximum business impact.

IT Infrastructure Services

Our IT infrastructure services consist of the onsite and remote management of IT functions of our clients. This includes management of a client’s data centers, networks services, network security, malware protection, identity management, encryption services, databases and end-user Help Desk support. Along with ITIL (ISO 20000), we use Six Sigma and Lean principles to address technology problems and to enable our clients to align their IT to business needs and at the same time reducing technology costs. We use secure, global state of the art Remote Operations Centre (ROC) and our IPs like Lean Desk to sustain our differentiation.

The chart below highlights some of the IT infrastructure services we provide:

Smart Enterprise Processes (SEPSM)

SEPSM is a unique, scientific, and highly granular approach to managing business processes. In addition to efficiency, it focuses on maximizing process effectiveness, which can deliver two to five times the end business outcomes, like cash flow and margins, when compared to processes that run at average or below.

SEPSM is based on work done in the Genpact Process Innovation Lab, where we have leveraged our database of over 200 million transactions to map and analyze end-to-end processes at a granular level. This enables us to test the effectiveness of a client’s processes by measuring points of leakage and applying best-in-class benchmarks from within and across industries. The result is a client specific road map for maximizing process effectiveness. Benefits are delivered by combining Genpact’s deep domain knowledge of process, key insights and best practices with execution support including, focused IT applications and technology, targeted analytics, reengineering and global delivery services.

Unlike other approaches, SEPSM focuses on measuring business outcomes like cash flow and margins, which make visible the effectiveness of a process in driving business results. The approach also takes an end-to-end, enterprise-wide view, working beyond traditional organizational silos.

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

We have Six Sigma programs that train, test and grade employees in Six Sigma principles and award them Six Sigma qualifications. The rankings of Six Sigma qualifications from lowest to highest are green-belt, black-belt and master black-belt. As of December 31, 2009, we had more than 10,700 employees with Six Sigma green-belt training and 530 employees with Six Sigma black-belt training, as well as more than 23,500 Lean trained employees. Unlike many of our competitors who have a relatively small number of Six Sigma trained employees, we have a large number of Six Sigma green-belts and black-belts and therefore we can provide certain of our clients with dedicated Six Sigma trained personnel who can help the clients achieve continuous process improvement on a full-time basis.

Lean is a methodology for measuring and reducing waste or inefficiency in a process. Among other things, it is designed to measure and eliminate overproduction, over-processing and waiting, and to improve the flow of a process. Lean tools and methods are easy to learn and simple to implement and lend themselves to being implemented by associates on the production floor, thus making it valuable across the company.

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

Industries

We provide our services across a wide range of industries including banking and financial services, insurance, manufacturing, transportation and healthcare. We set forth below a table showing our net revenues in 2009 attributable to the various industry groups that we serve.

Industry	Year Ended December 31, 2009 (Net revenues in millions)
Banking, financial services and insurance	$488.1
Manufacturing and healthcare	442.6
Others	189.4

Total	$1,120.1

Our Clients

Our clients include some of the best known companies in the world, many of which are leaders in their respective industries. GE has been our largest client and we benefit from a long-term contract whereby GE has committed to purchase stipulated minimum dollar amounts of services through 2016. Since our separation from GE, we have actively marketed our services to other companies and have succeeded in building a diversified client base. Many of these relationships are at an early stage and we believe they offer opportunities for growth.

GE accounted for approximately 40.3% of our revenues in fiscal 2009. We currently provide services to all of GE’s business units including GE Capital, GE Infrastructure Energy, GE Infrastructure Technology and NBC Universal as well as to GE’s corporate head office. The services we currently provide to GE are broad in their nature and are drawn from all of our service offerings. Although we have a single master services agreement, or MSA, with GE, we have approximately 2,200 statements of work, or SOWs, with GE. Currently, as a general matter, each GE business unit makes its own decisions as to whether to enter into a SOW with us and as to the terms of any such SOW. Therefore, although some decisions may be made centrally at GE, our revenues from GE are generally attributable to a number of different businesses each with its own leader responsible for decision-making regarding outsourcing.

We have over 400 Global Clients spread across a variety of industries and geographies. Our net revenues from Global Clients have increased rapidly in the last five years, from $42.2 million in 2005 to $668.7 million in 2009. Our net revenues from Global Clients as a percentage of total net revenues increased from 8.6% in 2005 to 59.7% in 2009. The 2009 net revenues from Global Clients include $23.7 million for businesses that were part of GE in 2008. See

Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classification of Certain Net Revenues.” The majority of our Global Clients are based in the United States, and we also have Global Clients in Europe, Asia and Australia.

Our contracts with our clients generally take the form of an MSA, which is a framework agreement that is then supplemented by SOWs. Our MSAs specify the general terms applicable to the services we will provide. For a discussion of the components of our MSAs and SOWs, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

Our clients include AstraZeneca, Aon, BUPA, Cadbury Schweppes, GE, Genworth Financial, GlaxoSmithKline, Hertz, Hyatt, Information Resources, Inc., Kimberly-Clark, MassMutual Financial Group, National Australia Bank, Nissan, Symantec, SABMiller, United Biscuits, Walgreens and Wells Fargo.

Our People

Our people are critical to the success of our business. Our Chief Executive Officer and other members of our senior leadership team have been involved in our business since its commencement under GE.

As of December 31, 2009, we had more than 38,600 employees worldwide. As of that date, more than 7,000 of our employees held post-graduate degrees and more than 15,000 were university graduates. In addition, as of that date we had more than 10,700 employees with Six Sigma green-belt training and 530 employees with Six Sigma black-belt training, as well as more than 23,500 Lean trained employees.

Recruiting

Despite the recent global recession, we continue to face meaningful competition for skilled employees. We have developed a number of innovative methods to recruit sufficiently skilled employees while still controlling our entry-level salaries. In particular, we seek to widen the available talent pool by recruiting aggressively in places where there is less competition. We also hire people who do not have prior experience or training and use our extensive training capability to equip them with the skills they need to be effective. Some measures we use include the following:

•

In 2008, we formed a joint venture with NIIT to create a training organization designed to address the increasing demand for skilled workers in the business process & technology services industry. As of February 2010, approximately 24,000 of our employees received training from the joint venture.

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

•	We have 8 storefront premises that we use for recruiting. In 2009, approximately 11% of our new hires were recruited through our storefront locations.

•

We also actively encourage our existing employees to refer new candidates to us, and we provide existing employees with monetary bonuses when such referrals result in new hires. In 2009, approximately 28% of our new hires were referrals.

Training

We believe in extensive and continuous training of our employees. We have the infrastructure to train approximately 1,200 people at any one time with over 250 trainers and we have more than 8,000 people enrolled in part-time professional degree programs provided by universities and other third parties. Our training programs are designed to transfer the industry specific knowledge and experience of our industry leaders to ensure we maintain our deep process expertise and domain expertise across all industries in which we work. Our training programs cover a vast number of topics, including specific service offerings, key technical and IT skills, our different clients’ workplace cultures and Six Sigma and Lean methodologies. We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business, all of whom are needed to support the rapid growth we are experiencing.

A large part of our continuous training is designed to “up-skill” our employees. That is, we run training programs for employees on an ongoing basis so that they can acquire new skills and move on to higher responsibility or higher-value jobs.

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

Our attrition rate for all employees who have been employed by us for one day or more was 23% in 2009. A number of our competitors calculate employee attrition rates for their Indian employees who have been employed for six months or more. On this basis our Indian employee attrition rate for 2009 would be approximately 20%, which we believe is relatively low for our industry based on statistics published by industry associations such as NASSCOM. We attribute this low attrition rate to a number of factors including our effective recruiting measures, extensive training and a strong culture of providing opportunities for growth and learning. Approximately 17% of our employees were promoted in 2009.

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

As another measure designed to minimize attrition, we follow the practice of “right-skilling” our employees to the tasks assigned to them. This means that we match the level of services required to the experience and qualification of the employee concerned and we avoid having over-qualified people in any particular job. This allows us to give our highly qualified and experienced people higher-value jobs and, coupled with the practice of up-skilling, ensures better career paths for all our employees.

Sales and Marketing

We market our services to both existing and potential clients through our business development team. This team consists of approximately 115 people as of December 31, 2009 based in the United States, Europe, Australia and Asia. We spend time trying to expand the services we provide to our existing strategic clients as well as develop new clients.

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

Our marketing efforts typically involve a lengthy selling cycle to secure a new client. Our efforts may begin in response to a perceived opportunity, a reference by an existing client, a request for proposal, an introduction by one of our directors or otherwise. In addition to our business development personnel, the sales effort involves people from the relevant service areas, people familiar with that prospective client’s industry, business leaders and Six Sigma resources. We may expend substantial time and capital in securing new business. See Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

As our relationship with a client grows, the time required to win an engagement for additional services often gradually declines. In addition, as we become more knowledgeable about a client’s business and processes, our ability to identify opportunities to create value for the client typically increases. In particular, productivity benefits and greater business impact can often be achieved by focusing on processes that are “upstream” or “downstream” from the processes we initially handle, or by applying our analytical and IT capabilities to re-engineer processes. In addition, clients often become more willing over time to turn over more complex and critical processes to us as we demonstrate our capabilities.

We also try to foster relationships between our senior leadership team and our clients’ senior management. These “C-level” relationships ensure that both parties are focused on establishing priorities, aligning objectives and driving client value from the top down. High-level executive relationships have been particularly constructive as a means of increasing business from our existing clients. It also provides us with a forum for addressing client concerns.

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

Delivery Centers

We commenced business in 1997 in Gurgaon, India. Since then we have established global delivery capabilities consisting of 39 Delivery Centers in thirteen countries (not including our employees who are onsite at our clients’ premises). We choose the location of our Delivery Centers based on a number of factors which include the available talent pool, infrastructure, government support and operating costs, as well as client demand. We were one of the first companies in our industry to move into some of our locations including Dalian, China; Budapest, Hungary; Bucharest, Romania; and Gurgaon, Jaipur and Kolkata in India. We aim to be continuously connected with our clients’ requirements so that we are ready to serve their needs. We constantly evaluate new locations, including new countries and new cities within countries in which we currently operate, for new Delivery Centers and offices.

The large number of different countries from which we service our clients differentiates us from a number of our competitors and enables us to take advantage of different languages and time-zones which, in turn, enhances our ability to service global clients. As of December 31, 2009, we provided services in more than 25 different languages. Some of our clients also contract with us for additional redundancy and back-up protections.

The map below shows the location of our existing global Delivery Centers and our regional corporate offices. We have multiple locations in some cities.

We set forth below a table showing our net revenues in 2009 attributable to the main regions in which we have Delivery Centers. A portion of the net revenues we attribute to India consists of net revenues for services performed by Delivery Centers or at client premises outside of India by business units or personnel normally based in India. See note 27 to our consolidated financial statements for additional information regarding net revenues attributable to geographic regions.

Year ended December 31, 2009 (Net revenues in millions)
Region
India	$807.5
Asia, other than India	115.1
Americas	80.1
Europe	117.4

Total	$1,120.1

NGEN Joint Venture

NGEN Media Services Private Limited, or NGEN, was founded in March 2006 as a 50:50 joint venture between us and NDTV Networks Plc., or NDTV, to provide outsourcing services to the global media industry, including video editing, digitization and graphics art work. NGEN brings together our operational excellence with NDTV’s domain expertise in the media industry. Pramod Bhasin, Genpact’s President and CEO, is a director of NGEN and Chairman of its board.

NIIT Joint Venture

In June 2008, we formed a joint venture called NIIT Uniqua, or NIITJV, with NIIT, one of the largest training institutes in Asia. NIITJV is a training organization designed to address the increasing demand for skilled workers in the business process and technology services industry. Genpact owns 25% of NIITJV.

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

It is our practice to enter into an Employee Information & Proprietary Information Agreement with all of our new employees that:

•	ensures that all new intellectual property developed in the course of our employees’ employment is assigned to us;

•	provides for that employee’s co-operation in intellectual property protection matters even if they no longer work for us; and

•	includes a confidentiality undertaking by that employee.

Competition

We compete in a highly competitive and rapidly evolving global market. We have a number of competitors offering the same or similar services to us. Our competitors include:

•	large multinational service providers, such as Accenture Ltd and International Business Machines Corporation;

•	companies that are primarily business process service providers operating from low-cost countries, most commonly India, such as WNS Holdings Limited and ExlService Holdings, Inc.;

•

companies that are primarily information technology service providers with some business process service capabilities, such as Infosys Technologies Limited, Tata Consultancy Services Limited and Wipro Limited; and

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

Regulation

We are subject to regulation in many jurisdictions around the world as a result of the complexity of our operations and services, including at the federal, state and local level, particularly in the countries where we have operations and where we deliver services. These countries include China, Guatemala, Hungary, India, Mexico, Morocco, the Netherlands, Poland, the Philippines, Romania, South Africa, Spain, the United States and the United Kingdom. We are also subject to regulation by regional bodies such as the European Union.

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

If we fail to comply with any applicable laws and regulations, we may be restricted in our ability to provide services, and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations. Our clients generally have the right to terminate our contracts for cause in the event of regulatory failures, subject to notice periods. See Item 1A—“Risk Factors—Risks Related to our Business—Any failures to adhere to the regulations that govern our business could result in our being unable to effectively perform our services. Failure to adhere to regulations that govern our clients’ businesses could result in breaches of contract under our MSAs.”

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

Because of our debt collections work in the United States, we are also regulated by laws such as the Truth in Lending Act, the Fair Credit Billing Act and the Fair Debt Collections Practices Act and underlying regulations. We are currently licensed to engage in debt collection activities in all States except Nevada, as well as New York City, Buffalo, New York and Washington D.C.

We are subject to laws in the United States, the United Kingdom and the EU that are intended to limit the impact of outsourcing on employees in those countries. See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation in the United States and other jurisdictions could significantly impact the ability of our clients to utilize our services.”

We are also subject to laws and regulations on direct marketing, such as the Telemarketing Consumer Fraud and Abuse Prevention Act and the Telemarketing Sales Rule, the Telephone Consumer Protection Act and rules promulgated by the Federal Communications Commission, and the CAN-SPAM Act.

We are subject to laws and regulations governing foreign trade, such as the Arms Export Control Act, as well as by government bodies such as the Commerce Department’s Bureau of Industry and Security, the State Department’s Directorate of Defense Trade Controls and the Treasury Department’s Office of Foreign Assets Control.

We benefit from tax relief provided by laws and regulations in India, the Philippines, Morocco, and Guatemala, which include tax holidays under the Indian Income Tax Act, 1961 that expire in stages by March 31, 2011 (available to units setup under the Software Technology Parks of India (“STPI”) Scheme). The Indian SEZ legislation introduced a new tax holiday in certain situations for operations established in designated “special economic zones”. The new tax benefits are available only for new business operations that are conducted at qualifying SEZ locations. During the last 3 years, we established new Delivery Centers in three cities in India that would be eligible for these benefits. We do not presently know what percentage of our operations or income in India in future years will be eligible for a tax holiday under the new law. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Income Taxes”. In addition to the tax holidays described above, certain benefits are also available to us under certain Indian state laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions and commercial usage of electricity.

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

We are classified as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to our non-resident status, we may engage in transactions in currencies other than Bermuda dollars. There are no restrictions on our ability to transfer funds, other than funds denominated in Bermuda dollars, in and out of Bermuda or to pay dividends to United States residents that are holders of our common shares.

Under Bermuda law, “exempted” companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an exempted company, we may not, without a license or consent granted by the Minister of Finance, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind for which we are not licensed in Bermuda.

Available Information

We file current and periodic reports, proxy statements, and other information with the SEC, copies of which can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Executive Officers

The following table sets forth information concerning our executive officers as of February 19, 2010:

Name	Age	Position(s)
Pramod Bhasin	58	President, Chief Executive Officer and Director
Vivek N. Gour	47	Chief Financial Officer
N.V. Tyagarajan	48	Chief Operating Officer
Robert Pryor	51	Executive Vice President, Global Sales and Marketing
Mohit Bhatia	45	Senior Vice President and Business Leader
Patrick Cogny	43	Chief Executive Officer of Genpact Europe
Mitsuru Maekawa	62	Chief Executive Officer of Genpact Asia
Victor Guaglianone	54	Senior Vice President and General Counsel
Piyush Mehta	41	Senior Vice President, Human Resources
Walter A. Yosafat	49	Senior Vice President, Operations-Americas and Chief Information Officer

Pramod Bhasin is our President and Chief Executive Officer. Mr. Bhasin founded our business in 1997 while employed by GE. Prior to 1997, he served in various positions at GE, including as Chief Financial Officer for GE Capital’s Corporate Finance Group.

Vivek N. Gour has served as our Chief Financial Officer and Senior Vice-President since January 2005. On February 11, 2010. Mr. Gour informed us that he was resigning effective March 1, 2010. From September 2003 to December 2004, he served as Chief Financial Officer for GE Capital Business Processes. From September 2002 to September 2003, he served as Chief Financial Officer and Senior Vice-President of our business and of GE Capital India and from August 2001 to September 2002 as Senior Vice-President (Strategic Projects), GE Capital India.

N.V. Tyagarajan has served as our Chief Operating Officer since February 2009. From February 2005 to February 2009, he was our Executive Vice President and Head of Sales, Marketing & Business Development. From October 2002 to January 2005, he was Senior Vice President, Quality and Global Operations, for GE’s Commercial Equipment Finance division. Between 1999 and 2002, he served as our Chief Executive Officer.

Robert Pryor joined us as our Executive Vice President, Global Sales and Marketing in February 2009. From January 2007 to January 2009, he was Senior Vice President, Outsourcing Services, for Hewlett Packard Company. Between 2000 and 2006, he served as Chief Executive Officer of Capgemini and Capgemini Energy.

Mohit Bhatia has served as the Senior Vice President and Business Leader for our finance and accounting practice since December 2004. From October 2003 to December 2004 he served as our Chief Financial Officer. On March 1, 2010, Mr. Bhatia will replace Vivek Gour as our Chief Financial Officer.

Patrick Cogny became our Chief Executive Officer of Genpact Europe in 2005. Prior to this, he spent 15 years working for GE in the Healthcare business and in the GE Europe corporate headquarters, in France, the United States and Belgium.

Mitsuru Maekawa became our Chief Executive Officer of Genpact Asia, excluding India, in 2002. From 1988 to 2001 he worked for GE Medical Systems, a division of GE Healthcare, where he was General Manager of sales for GE Yokogawa Medical Systems from 1999 to 2001.

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

Piyush Mehta became our Senior Vice President of Human Resources in March 2005. He has worked for us since 2001 as Vice President of Human Resources.

Walter A. Yosafat joined us as our Senior Vice President and Chief Information Officer in March 2007. In March 2009, he also became the business leader for our Americas operations. From 2001 to February 2007, he was the Chief Information Officer and eBusiness Leader at Trane, an American Standard company.

Item 1A.    Risk Factors

Risks Related to our Business

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. The global economic downturn that began at the end of 2008 had an adverse impact on the volume of services we provide to our clients and could have a material adverse effect on our results of operations. If current global economic conditions continue or worsen, or if economic contraction continues in the industries or geographies where we operate, our business could be adversely affected by our clients’ financial condition and the levels of business activity in the industries we serve. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. Negative or uncertain political climates, including adoption of restrictive legislation, in countries or geographies where we operate could also adversely affect us. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

GE accounts for a significant portion of our revenues and any loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.

We have derived and are likely to continue to derive a significant portion of our revenues from GE. For 2007, 2008 and 2009, GE accounted for 58.5%, 47.1% and 40.3% of our revenues, respectively. In addition, our more mature client relationships, such as GE, typically generate higher margins than those from newer clients. The loss of business from GE could have a material adverse effect on our business, results of operations and financial condition. Our master services agreement, or MSA, with GE commits GE to purchase, on an annual basis through 2016, a stipulated minimum dollar amount of services or pay us certain costs in lieu thereof. The costs which GE would be required to pay if it does not meet a minimum annual commitment are not necessarily equal to the amount by which GE’s purchases fall short of that minimum annual commitment. While our revenues from GE in 2009 were $451.3 million, exceeding by $91.3 million the stipulated minimum annual amount for that year, there is no assurance that actual revenues from GE in future years will meet the minimum annual commitment or exceed it by as much as in 2009 or that GE will continue to be a client at all. Revenues in excess of the minimum annual commitment can be credited, subject to certain limitations, against shortfalls in subsequent years. In addition, the MSA provides that the minimum annual committed amount of $360 million will be reduced during the last three years of the term, to $250 million in 2014, $150 million in 2015 and $90 million in 2016. The MSA provides that the minimum annual committed amount is subject to reduction in certain circumstances, including as a result of the termination of any statements of work, or SOWs, by GE for cause, non-performance of services by us due to specified force majeure events or certain other reasons. The MSA also does not require GE to engage us exclusively in respect of business process services. In addition, pricing terms and pricing levels under future SOWs may be lower than in the past. In particular, because of the size of GE and its importance to our business it is able to exert considerable leverage on us when negotiating the terms of SOWs.

Our business from GE comes from a variety of GE’s businesses and decisions to use our services are currently, as a general matter, made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, the total level of business we receive generally depends on the decisions of the various operating managers of such businesses. In addition, if GE sells or divests any of the businesses to which we provide services, the new management or new owners of such businesses may choose to discontinue our services. Furthermore, since December 31, 2009, GE is no longer subject to a contractual restriction with us on its ability to set up a separate business unit to provide English-language business process services from low-wage countries. There can be no assurance that GE will not now establish such a separate business unit or otherwise compete with us. GE, through its affiliates, is a significant shareholder of our company and as of December 31, 2009 it, through its affiliates, beneficially owns 18.37% of our common shares. If GE’s percentage of ownership of our common shares decreases in the future, there can be no assurance that GE will continue to contract for our services to the same extent or on the same terms.

Over the next few years we will lose certain tax benefits provided in India to companies in our industry and it is not clear whether new tax policies will provide equivalent benefits and incentives.

Under the Indian Income Tax Act, 1961, our Delivery Centers in India, from which we derived the majority of our revenues in fiscal 2009, benefit from a ten-year holiday from Indian corporate income taxes in respect of their export income (as defined in the legislation) under the Software Technology Parks of India (“STPI”) Scheme. As a result of this tax holiday, prior to 2007 we incurred minimal income tax expense with respect to our Indian operations. In the absence of this tax holiday, income derived from our Indian operations would be taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2009, was 33.99%. The tax holiday enjoyed by our Delivery Centers in India under the STPI Scheme expires in stages. Our tax holiday partially expired on March 31, 2007 (in respect of approximately 30% of our Indian operations), on March 31, 2008 (in respect of approximately 10% of our Indian operations) and on March 31, 2009 (in respect of approximately 30% of our Indian operations), depending in each case on when each Delivery Center commenced operations. The tax holiday in respect of the balance of our Indian operations under the STPI regime will expire on March 31, 2011. As the STPI tax holiday expires, our Indian tax expense will materially increase and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

The Special Economic Zones Act, 2005, or the SEZ legislation, introduced a new 15-year tax holiday scheme for operations established in designated “special economic zones” or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits (as defined in the legislation) derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ legislation provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment to new SEZ locations.

During the last 3 years, we established new centers that we expect to be eligible for the SEZ benefits. It is not clear, however, what percentage of our operations or income in India is eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above. In 2007, we signed agreements with certain developers and local governments to purchase and/or lease qualifying SEZ property. Our first SEZ unit also became operational during 2007 in a leased facility. However, because this is relatively new legislation, there is continuing uncertainty as to the interpretation of the required governmental and regulatory approvals. This uncertainty may delay development of our proposed SEZ locations.

The SEZ legislation continues to be a politically sensitive issue in India. The Ministry of Finance in India has expressed concern about potential tax revenues being lost as a result of the exemptions under the SEZ legislation. The SEZ legislation has been criticized on economic grounds by the International Monetary Fund and it has been suggested that the SEZ legislation may be challenged by the World Trade Organization. It is possible that, as a result of such political pressures, the procedure for obtaining the benefits of the SEZ legislation may become more onerous, that the types of real-property eligible for SEZ status will be further restricted or that the SEZ legislation will be amended or repealed.

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

We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales and delivery functions. U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be on arm’s-length terms. We consider the transactions among our subsidiaries to be substantially on arm’s-length terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

New tax legislation and the results of actions by taxing authorities may have an adverse effect on our operations and our overall tax rate.

The Government of India may assert that certain of our clients have a “permanent establishment” in India by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

The Government of India has served notice on the Company about its potential liability, as a representative assessee of GE, for Indian tax upon GE’s 2004 sale of shares of a predecessor of the Company. GE has challenged the positions of the Government of India in the Delhi High Court, naming Genpact India (one of the Company’s subsidiaries) as necessary party but without seeking relief against Genpact India. We believe that if Indian tax were due upon that sale, it could not be successfully asserted against us as a representative assessee. Moreover, GE is obligated to indemnify us for any tax on its 2004 sale of shares. Although there can be no assurance that the Government of India would agree, we also believe that no Indian tax is due upon the sale of our shares in the IPO by our existing significant shareholders; that even if such a tax were due it could not be successfully asserted against us as a representative assessee of such a shareholder; and that we would have a statutory right under Indian law to recover any such tax from such a shareholder. We also believe that sales by non-Indian shareholders of our shares in the market generally will not be subject to Indian tax, provided that the selling shareholder is not otherwise subject to tax in India.

The Government of India, or other jurisdictions, could enact new tax legislation which would have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to repatriate surplus earnings from our Delivery Centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, which would have a material adverse effect on our business, results of operations and financial condition.

We derive a significant portion of our revenues from clients in the United States. If events or conditions occur which adversely affect our ability to do business in the United States, our business, results of operations and financial condition may be materially and adversely affected.

We currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the United States. A number of factors could adversely affect our ability to do business in the United States, which could in turn have a material adverse effect on our business, results of operations and financial condition. Since the end of 2008, the United States economy has been in a recession and undergoing a period of substantial economic uncertainty, resulting in credit market dislocations, declining business and consumer confidence and increased unemployment. A continuing deterioration in economic activity in the United States could adversely affect demand for our services, thus reducing our revenue. We could also be affected by declines in the value of the U.S. dollar against the Indian rupee, in which we incur the majority of our costs, or other currencies in which we incur costs. We may also be adversely affected by the enactment of laws in the United States that impose restrictions on, or taxation or other financial penalties with respect to, offshore outsourcing.

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

In the United States, measures aimed at limiting or restricting offshore outsourcing have been proposed. Such measures have been enacted in a few states and there is currently legislation pending in several states. The measures that have been enacted to date generally have restricted the ability of government entities to outsource work to offshore business process service providers and have not materially adversely affected our business, primarily because we do not currently work for such governmental entities and they are not currently a focus of our sales strategy. However, some legislative proposals would, for example, require call centers to disclose their geographic locations, require notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, or limit eligibility for government contracts or financial incentives for companies that transfer work to foreign work locations. There can be no assurance that pending or future legislation in the United States that would significantly adversely affect our business, results of operations and financial condition will not be enacted.

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

Since we became an independent company, we have experienced rapid growth and significant expansion and diversification of our operations, which has placed significant demands on our leadership team’s time and our operational resources. From January 1, 2005 to December 31, 2009 our net revenues have grown at a compounded annual growth rate, or CAGR, of approximately 21.2% and similarly, our number of employees has grown at a CAGR of approximately 19.4%. There can be no assurance that our revenues will continue to grow as rapidly in the future or, if our revenues do grow, that our margins will also grow. In order to manage growth effectively, we must implement and improve operational systems, procedures and internal controls on a timely basis. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to retain clients or obtain new business, hire and retain new employees, complete future acquisitions or operate our business effectively.

We may fail to attract and retain enough qualified employees to support our operations.

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—“Business—Our People.” In 2009, our attrition rate for all employees who were employed for a day or more was approximately 23%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2009 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

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

Salaries and related benefits of our employees are our most significant costs. Most of our employees are based in India and other countries in which wage levels have historically been significantly lower than wage levels in the United States and Western Europe for comparably skilled professionals, which has been one of our competitive advantages. However, wage levels for comparably skilled employees in most of the countries in which we operate have increased and further increases are expected at a faster rate than in the United States and Western Europe because of, among other reasons, faster economic growth, increased competition for skilled employees and increased demand for business process services. We will lose this competitive advantage to the extent that we are not able to control or share wage increases with our clients. Sharing wage increases may cause our clients to be less willing to utilize our services. In addition, wage increases may reduce our margins. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. We may need to increase our wage levels significantly and rapidly in order to attract the quantity and quality of employees that are necessary for us to remain competitive, which may have a material adverse effect on our business, results of operations and financial condition. We also expect to increase the number of employees we have in the United States to higher levels than we have had historically, and this could have a negative effect on our profit margin.

Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.

Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, pounds sterling and Japanese yen. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, pounds sterling, euros, Guatemalan quetzal, Hungarian forints, Moroccan dirham, Philippine pesos, Australian dollars, Polish zloty, South African rand and Romania leu. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

Our results of operations could be adversely affected by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses or receive revenues, appreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our Indian rupee-U.S. dollar, Mexican peso-U.S. dollar, Philippines peso-U.S. dollar, euro-U.S. dollar, euro- Romanian leu, euro-Hungarian forint, Pound Sterling-U.S. dollar, Australian dollar-U.S. dollar and our Chinese renminbi-Japanese yen foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner. In addition, in some countries such as India and China, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Foreign exchange (gains) losses, net.”

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

We typically incur significant business development expenses during the selling cycle. We may not succeed in winning a new client’s business, in which case we receive no revenues and may receive no reimbursement for such expenses. Even if we succeed in developing a relationship with a potential new client and begin to plan the services in detail, a potential client may choose a competitor or decide to retain the work in-house prior to the time a final contract is signed. If we enter into a contract with a client, we will typically receive no revenues until implementation actually begins. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby further lengthening the implementation cycle. We generally hire new employees to provide services to a new client once a contract is signed. We may face significant difficulties in hiring such employees and incur significant costs associated with these hires before we receive corresponding revenues. If we are not successful in obtaining contractual commitments after the selling cycle, in maintaining contractual commitments after the implementation cycle or in maintaining or reducing the duration of unprofitable initial periods in our contracts, it may have a material adverse effect on our business, results of operations and financial condition.

Our profitability will suffer if we are not able to price appropriately, maintain asset utilization levels and control our costs.

Our profitability is largely a function of the efficiency with which we utilize our assets, and in particular our people and Delivery Centers, and the pricing that we are able to obtain for our services. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces and manage attrition, and our need to devote time and resources to training, professional development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, margins and cash flows over increasingly longer contract periods and general economic and political conditions. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger and more geographically diverse workforce that may result and our profitability may not improve. New taxes may also be imposed on our services such as sales taxes or service taxes which could affect our competitiveness as well as our profitability.

Our long selling cycle and implementation period make it difficult for us to prepare accurate internal financial forecasts and respond in a timely manner to offset such fluctuations.

Our operating results may fluctuate significantly from period to period. The long selling cycle for our services as well as the time required to complete the implementation phases of new contracts makes it difficult to accurately predict the timing of revenues from new clients or new SOWs as well as our costs. Our period to period results may also fluctuate due to changes in our costs or other unforeseen events. In addition, our results may vary due to currency fluctuations and changes in other global or regional economic and political conditions. We also may not generate predicted revenues from new service offerings, including Smart Enterprise Processes (SEPsm). Due to these factors, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenues, and our operating results in future reporting periods may be significantly below the expectations of the public market, securities analysts or investors.

We enter into long-term contracts and fixed price contracts with our clients. Our failure to correctly price these contracts may negatively affect our profitability.

The pricing of our services is usually included in SOWs entered into with our clients, many of which are for terms of two to five years. In certain cases, we have committed to pricing over this period with only limited sharing of risk regarding inflation and currency exchange rates. In addition, we are obligated under some of our contracts to deliver productivity benefits to our clients. If we fail to estimate accurately future wage inflation rates, currency exchange rates or our costs, or if we fail to accurately estimate the productivity benefits we can achieve under a contract, it could have a material adverse effect on our business, results of operations and financial condition.

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

We may be liable to our clients for damages caused by disclosure of confidential information or system failures. We are often required to collect and store sensitive or confidential client data to perform the services we provide under our contracts. Many of our contracts do not limit our potential liability for breaches of confidentiality. If any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant liabilities to our clients or to our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client data, whether through breach of our computer systems, systems failure or otherwise, could also damage our reputation and cause us to lose existing and potential clients. We may also be subject to civil actions and criminal prosecution by government or government agencies for breaches relating to such data. Our insurance coverage for breaches or mismanagement of such data may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims.

We may be subject to claims for substantial damages by our clients arising out of disruptions to their businesses or inadequate service, and our insurance coverage may be inadequate.

Most of our service contracts with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client or errors made by our employees in the course of delivering services to our clients could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client were to result in internal control failures or impair our client’s ability to comply with its own internal control requirements.

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

Any failures to adhere to the regulations that govern our business could result in our being unable to effectively perform our services. Failure to adhere to regulations that govern our clients’ businesses could result in breaches of contract under our MSAs.

Our clients’ business operations are often subject to regulation, and our clients may require that we perform our services in a manner that will enable them to comply with applicable regulations. Our clients are located around the world, and the laws and regulations that apply include, among others, United States federal laws such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act, state laws on debt collection in the United States and the Financial Services Act in the United Kingdom as well as similar consumer protection laws in other countries in which our clients’ customers are based. Failure to perform our services in a manner that complies with any such requirement could result in breaches of contracts with our clients. In addition, we are required under various laws to obtain and maintain permits and licenses for the conduct of our business in all jurisdictions in which we have operations, including India, and, in some cases, where our clients receive our services, including the United States and Europe. If we do not maintain our licenses or other qualifications to provide our services or if we do not adapt to changes in legislation or regulation, we may have to cease operations in the relevant jurisdictions and may not be able to provide services to existing clients or be able to attract new clients. In addition, we may be required to expend significant resources in order to comply with laws and regulations in the jurisdictions mentioned above. Any failure to abide by regulations relating either to our business or our clients’ businesses may also, in some limited circumstances, result in civil fines and criminal penalties for us. Any such ceasing of operations or civil or criminal actions may have a material adverse effect on our business, results of operations and financial condition.

Some of our contracts contain provisions which, if triggered, could result in lower future revenues and have a material adverse effect on our business, results of operation and financial condition.

Many of our contracts allow a client, in certain limited circumstances, to request a benchmark study comparing our pricing and performance with that of an agreed list of other service providers for comparable services. Based on the results of the study and depending on the reasons for any unfavorable variance, we may be required to make improvements in the services we provide or to reduce the pricing for services on a prospective basis to be performed under the remaining term of the contract, which could have an adverse effect on our business, results of operations and financial condition.

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

A few of our MSAs provide that during the term of the MSA and under specified circumstances, we may not provide similar services to the competitors of our client. Some of our contracts also provide that, during the term of the contract and for a certain period thereafter ranging from six to 12 months, we may not provide similar services to certain or any of our client’s competitors using the same personnel. These restrictions may hamper our ability to compete for and provide services to other clients in the same industry, which may inhibit growth and result in lower future revenues and profitability.

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

In recent years, we have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

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

Our Delivery Centers and our data and voice communications may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, heavy rains, epidemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as protests, riots and labor unrest. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or Delivery Centers. We may also be liable to our clients for disruption in service resulting from such damage or destruction. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations and financial condition.

We may face difficulties as we expand our operations into countries in which we have no prior operating experience.

We intend to continue to expand our global footprint in order to maintain an appropriate cost structure and meet our clients’ delivery needs. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse affect on our business, results of operations and financial condition.

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

Terrorist attacks and other acts of violence or war, such as the attacks in recent years in the United States, India, Spain and England, as well as outbreaks of violence in Mexico, may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to our Delivery Centers and operations around the world.

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

As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services we provide, to enter new industries or expand our Global Client base, or to strengthen our global presence and scale of operations. We have made acquisitions in the past, including Symphony Marketing Solutions, Inc. in 2010, E-Transparent B.V. and certain related entities in 2007, which are controlling partners in a partnership collectively known as ICE, Axis Risk Consulting Private Limited in 2007, MoneyLine Lending Services Inc. in 2006 (now called Genpact Mortgage Services) and Creditek Corporation in 2005. There can be no assurance that we will find suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions.

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

A majority of our issued and outstanding common shares are currently beneficially owned by General Atlantic, Oak Hill, GE and Wells Fargo & Company, or Wells Fargo. As of December 31, 2009:

•	General Atlantic and Oak Hill beneficially own (through GICo, a jointly owned investment vehicle) 49.13% of our outstanding common shares;

•	GE beneficially owns (through its affiliates) 18.37% of our outstanding common shares; and

•	Wells Fargo beneficially owns (through its affiliates) 6.60% of our outstanding common shares.

The shareholders agreement among affiliates of GE, GICo, Wells Fargo and us provides that GICo has the right to nominate four directors to our board, so long as they maintain certain minimum shareholding thresholds, and the shareholders party to the agreement have agreed to vote their shares for the election of such persons. These shareholders can exercise significant influence over our business policies and affairs and all matters requiring a shareholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and bye-laws, the approval of mergers or sales of substantially all of our assets, our dividend policy and our capital structure and financing. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these shareholders, even if such transactions are beneficial to other shareholders. The interests of these shareholders may conflict with your interests. In particular, GE and Wells Fargo are our clients. General Atlantic and Oak Hill are significant shareholders and currently hold interests in companies that do compete with us and they may, from to time, make significant investments in companies that could compete with us. In addition, pursuant to our bye-laws and our shareholders agreement and to the extent permitted by applicable law, our directors who are affiliated with our major shareholders are not required to present to us corporate opportunities (e.g., acquisitions or new potential clients) that they become aware of unless such opportunities are presented to them expressly in their capacity as one of our directors.

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

Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2009, General Atlantic, Oak Hill, GE and

Wells Fargo beneficially owned in the aggregate 161,123,041 common shares, representing approximately 74.1% of our outstanding common shares. Such shareholders will be able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We have Delivery Centers in thirteen countries. Our only material properties are our premises in India at Phase V, Gurgaon, which comprises of 193,898 square feet and Uppal, Hyderabad which comprises approximately 449,286 square feet, both of which we own. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that all of our properties and facilities are well maintained.

Item 3.    Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the company’s common shares are traded is the New York Stock Exchange under the symbol “G”. The following table sets forth the high and low sales price of the Company’s common shares for each quarter of 2008 and 2009, the fourth quarter of 2007, and for the period from August 2, 2007 (the date trading commenced on the New York Stock Exchange) to September 30, 2007. As of February 19, 2010, there were approximately 33 holders of record of our common shares.

	Sales Price
	High	Low
Year Ended December 31, 2009:
First Quarter	$9.47	$7.08
Second Quarter	$12.11	$8.52
Third Quarter	$14.45	$10.99
Fourth Quarter	$15.23	$11.04

Year Ended December 31, 2008:
First Quarter	$16.16	$10.77
Second Quarter	$15.98	$11.80
Third Quarter	$15.33	$9.24
Fourth Quarter	$10.84	$6.30

Year Ended December 31, 2007:
Fourth Quarter	$18.87	$13.11
August 2, 2007 to September 30, 2007	$17.44	$13.01

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $60.0 million of the net proceeds from our initial public offering partially to repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness. In addition, we acquired Symphony Marketing Solutions, Inc. for $29.0 million in February 2010 and a facility from Walgreens for $16.3 million in January 2010. The remaining proceeds are invested in short-term deposit accounts and U.S. Treasury bills and notes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

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

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The financial data as of December 31, 2008 and 2009 and for the three-year period ended December 31, 2009 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The financial data as of December 31, 2005, 2006 and 2007 and for the years ended December 31, 2005 and 2006 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data together with the financial statements included herein as well as Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	On Historical Basis(1)	As Reclassified(1)
	Year Ended December 31,
	2005	2006	2007	2008	2009
	(dollars in millions)
Statement of income data:
Net revenues GE	$449.7	$453.3	$481.3	$490.2	$451.3
Net revenues Global Clients	42.2	158.3	340.4	550.6	668.7
Other revenues	—	1.5	1.5	0.1	—

Total net revenues	491.9	613.0	823.2	1,040.8	1,120.1
Cost of revenue	304.0	369.2	482.9	619.2	672.6

Gross profit	187.9	243.8	340.2	421.6	447.4
Operating expenses:
Selling, general and administrative expenses	117.5	162.0	218.2	254.5	265.4
Amortization of acquired intangible assets	47.0	41.7	36.9	36.5	26.0
Foreign exchange (gains) losses, net	12.8	—	—	—	—
Other operating income	(6.2)	(4.9)	(4.3)	(3.1)	(6.1)

Income from operations	16.9	45.1	89.3	133.7	162.2
Foreign exchange (gains) losses, net	—	1.9	2.5	(4.1)	5.5
Other income (expense), net	(6.1)	(9.2)	(5.2)	6.5	4.4

Income before share of equity in (earnings) loss of affiliates and income tax expense	10.7	33.9	81.6	144.3	161.1
Equity in (earnings) loss of affiliates	—	—	0.3	0.9	0.7

Income before income tax expense	10.7	33.9	81.4	143.4	160.4
Income tax expense (benefit)	(6.4)	(5.9)	16.5	8.8	25.5

Net income	$17.1	$39.8	$64.8	$134.6	$135.0
Net income attributable to noncontrolling interest	—	—	8.4	9.5	7.7

Net income attributable to Genpact Limited shareholders	$17.1	$39.8	$56.4	$125.1	$127.3

Net income available to Genpact Limited common shareholders	$(1.6)	$(10.6)	$17.3	$125.1	$127.3
Earnings per common share
Basic	$(0.02)	$(0.15)	$0.13	$0.59	$0.59
Diluted	$(0.02)	$(0.15)	$0.12	$0.57	$0.58
Weighted average number of common shares used in computing earnings per common share
Basic	71,274,600	70,987,180	135,517,771	213,480,623	215,503,749
Diluted	71,274,600	70,987,180	142,739,811	218,444,224	220,066,345

	As of December 31,
	2005	2006	2007	2008	2009
	(dollars in millions)
Balance sheet data
Cash and cash equivalents	$44.7	$35.4	$279.3	$184.1	$288.7
Total assets	970.2	1,081.3	1,743.5	1,696.3	1,747.6
Long-term debt, including current portion	157.9	143	123.7	99.2	69.7
Total liabilities	378.2	456.6	489.7	852.0	547.8
Retained earnings	0.7	6.0	26.5	151.6	278.9
Genpact Limited shareholders’ equity	592.0	624.7	1,250.7	841.8	1,197.4
Noncontrolling interest	—	—	3.1	2.6	2.35
Total liabilities, noncontrolling interest and shareholders’ equity	$970.2	$1,081.3	$1,743.5	$1,696.3	$1,747.6
Operating data (unaudited):
Employees	19,532	26,060	32,674	36,203	38,645
Delivery Centers	17	23	33	38	39

(1)	We have reclassified our foreign exchange gains or losses from a separate line item above income from operations to the underlying hedged items, namely, selling, general and administrative expenses, cost of revenue or net revenues, as applicable. The residual foreign exchange gains or losses, primarily relating to the re-measurement of foreign currency assets or liabilities, mainly accounts receivable, and the ineffective portion of foreign exchange gains or losses, if any, are now reclassified on the income statement below income from operations as foreign exchange (gains) losses, net. The 2006 and 2007 results reflect this reclassification. Although we were hedging our revenues in 2005, the impact on our revenues was not significant and therefore we have not reclassified our foreign exchange gains and losses for that year. All such gains or losses have been recorded under foreign exchange (gains) losses, net above the income from operations line.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leader in managing business processes, offering a broad portfolio of enterprise and industry-specific services. We have launched Smart Enterprise Processes (SEPSM), a groundbreaking, rigorously scientific methodology for managing business processes, which focuses on optimizing process effectiveness in addition to efficiency to deliver superior business outcomes. Services are seamlessly delivered from a global network of centers to meet a client’s business objectives, cultural and language needs and cost reduction goals.

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

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings, a newly formed entity, and subsequently an affiliate of GE sold an indirect 60% interest in that entity to General Atlantic and Oak Hill. See Item 1—“Business—The Company—The 2004 Reorganization.” Since the 2004 Reorganization, GE, through its affiliates, sold a portion of its equity in us pursuant to several separate transactions. As of December 31, 2009, GE (through its affiliates) owned 18.37% of our outstanding equity.

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

We began actively pursuing business from Global Clients as of January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources. As a result, our net revenues from Global Clients have increased from $42.2 million in 2005 to $668.7 million in 2009. representing a compound annual growth rate, or CAGR, of approximately 100%. See “—Classification of Certain Net Revenues” for an explanation of the classification of revenues related to businesses once owned by GE and subsequently sold. During the same period, we marginally increased our net revenues from GE. Our net revenues from GE were $449.7 million in 2005 and $451.3 million in 2009. See “—Classification of Certain Net Revenues.” Our net revenues from Global Clients as a percentage of total net revenues have increased from 8.6% in 2005 to 59.7% in 2009.

On July 13, 2007, prior to the commencement of our initial public offering, we completed a series of transactions we refer to as the “2007 Reorganization.” See “—the 2007 Reorganization” below. On August 1, 2007, we commenced an initial public offering of our common shares, pursuant to which the Company and our selling shareholders each sold 17.65 million common shares at a price of $14 per share. The offering resulted in gross proceeds of $494.1 million and net proceeds to the Company and the selling shareholders of approximately $233.5 million each after deducting underwriting discounts and commissions. Additionally, the Company incurred offering-related expenses of approximately $9.0 million. On August 14, 2007, the underwriters exercised their option to purchase 5.29 million additional common shares from the Company at the initial offering price of $14 per share to cover over-allotments resulting in additional gross proceeds of $74.1 million and net proceeds of approximately $70.0 million to the Company, after deducting underwriting discounts and commissions.

Global Recession.    Since the end of 2008, the United States and global economies have been experiencing a period of substantial economic uncertainty with wide-ranging effects, including contraction of overall economic activity in various parts of the world. Our outlook is subject to significant risks and uncertainties in this environment, including possible declines in demand for our services, pricing pressure, fluctuations in foreign currency exchange rates, risks relating to the financial condition of our clients and local legislative changes.

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

All costs related to contract acquisition prior to signing a contract are expensed as incurred and classified as selling, general and administrative expenses. Once a contract is signed, we defer revenues from the transition of services to our Delivery Centers, as well as the related cost of revenue. We recognize such deferred revenues and related cost of revenue over the period in which the related service delivery is expected to be performed, which is currently estimated to be three years.

We price our services under a variety of arrangements, including time and materials contracts and, to a lesser extent, fixed-price contracts. When services are priced on a time and materials basis, we charge the client based on full-time equivalent, or FTE rates for the personnel who will directly perform the services. The FTE rates are determined on an annual basis, vary by category of service delivery personnel and are set at levels to reflect all our costs, including the cost of supervisory personnel and the allocable portion of other costs, and a margin. In some cases, time and materials contracts are based on hourly rates of the personnel providing the services. Time and materials pricing does not require us to estimate the volume of transactions or other processes that the client expects us to operate. Some of our contracts give the client the option to prospectively change from a time and materials model to a transaction based pricing model, which has elements of both a time and materials and a fixed priced model. In transaction based pricing, which is a commonly used pricing model in our industry, clients are charged a fixed fee per transaction, with the fee per transaction sometimes linked to the total number of transactions processed.

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

There are a variety of other aspects to our pricing of contracts, many of which represent options from which a client may choose, such as whether the client wants to provide for higher levels of business continuity planning or whether the client wants shared or dedicated support personnel and/or infrastructure. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk when services are priced on a time and materials basis. Many of our MSAs also provide that, under time and materials-based SOWs, we are entitled to retain a portion of certain productivity benefits we achieve, such as those resulting from being able to provide the same volume of services with fewer FTEs. However, some of our MSAs and/or SOWs require certain minimum productivity benefits to be passed on entirely to our clients. Once an MSA and related SOW are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA and over the life of a particular SOW. This is due to a number of factors. Margins under an MSA can improve to the extent that the time and expense involved in negotiating additional SOWs, transitioning the processes to our Delivery Centers and commencement of production are generally less with respect to additional services provided under an MSA than they are with respect to the initial services provided under that MSA. Margins under an MSA or an SOW can improve as a result of the realization of economies of scale as the volume of services increases or the achievement of productivity benefits. Thus, our more mature client relationships typically generate higher margins. A critical part of our strategy is therefore to expand relationships with our clients as a means to increase our overall revenues and improve our margins.

We follow a rigorous review process to evaluate all new business. Each new business proposal typically is reviewed twice by a committee that includes not only our business development and operational employees, but also members of our finance team. In this way, we try to ensure that contract terms meet our pricing and service objectives. See Item 1—“Business—Our New Business Review Process.”

In January 2010, we extended our MSA with GE from a term ending December 31, 2014 to December 31, 2016. GE has agreed to provide a minimum annual volume commitment of $360 million for each of the nine years beginning January 1, 2005, subject to certain potential adjustments or credits. Such minimum annual commitment is then reduced in a phased manner for the final three years of the agreement, to $250 million for 2014, $150 million for 2015 and $90 million for 2016. However, the actual level of services purchased in the last five years has exceeded the respective minimum annual commitment. GE has the ability to carry forward surpluses of up to 10% of the excess purchases in any year against the minimum commitment requirements in the subsequent two years. Purchases made by GE affiliates count towards the GE minimum annual volume commitment. The actual amount of purchases in any given year depends on decisions by a variety of business units, and represents the sum of services ordered under approximately 2,200 SOWs. Our MSA with GE also includes specific productivity and price reduction commitments from Genpact, including volume discounts for increasing overall GE revenues.

Our pricing arrangements with GE vary by SOW and include some time and materials contracts and some fixed price contracts. Because of our long-term relationship with GE, the negotiation and implementation of new SOWs often occurs in less time than that required for a new client. Our business from GE comes from a variety of GE’s businesses and decisions to use our services are currently, as a general matter, made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, the total level of business we receive generally depends on the decisions of the various operating managers of such businesses. In addition, because our business from GE is derived from a variety of businesses within GE, our exposure to GE is diversified in terms of industry risk. See Item 1A—“Risk Factors—GE accounts for a significant portion of our revenues and any loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.”

Our MSA with Genworth Financial provides a minimum volume commitment of $24 million per year through 2009 and declining amounts per year thereafter through 2012. Most of our other MSAs do not obligate the client to purchase a specified amount of services. The volume of services provided to Global Clients thus depends on the commitments under individual SOWs.

Reimbursements of out-of-pocket expenses received from clients, consisting principally of travel expenses, have been included as part of net revenues from services. Net revenues represent revenues less certain business taxes we pay in China.

Classification of certain net revenues.    Our net revenues are classified as net revenues from a significant shareholder (which is GE), net revenues from Global Clients and other net revenues. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or more of the stock. Revenues from Global Clients in 2007, 2008 and 2009 include revenues from certain former GE-owned businesses. These businesses were wholly-owned by GE in the beginning of 2005, but

GE gradually divested its interest in these businesses in 2007, 2008 and 2009. After GE ceased to own at least 20% of such businesses, we began to treat the revenues from those businesses as Global Client net revenues, in each case from the date that GE ceased to be a 20% shareholder. We have continued to perform services for such businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. We entered into either new MSAs with respect to such businesses following its divestment by GE or agreed with the businesses to continue to work pursuant to the terms agreed to by GE.

In addition to our revenues from GE and our revenues from Global Clients, our Genpact Mortgage Services subsidiary had $1.5 million in revenues in 2007 and nil in 2008 and 2009 from interest income on mortgage loans that it funded directly and held for sale, typically on a short-term basis. The primary activity of this subsidiary, which we acquired in 2006, consists of mortgage loan application processing for mid-size financial institutions. Funding and secondary remarketing of loans is not part of our business plan for this unit, and on June 1, 2007 we ceased funding new mortgage loans. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

Expenses.    Personnel expenses are the major component of both our cost of revenue and selling, general and administrative expenses. Personnel expenses include salaries and benefits as well as costs related to recruiting, training and retention. Our industry is labor intensive. Wage levels in the countries in which our Delivery Centers are located have increased in recent years. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing our attrition rate, and delivering productivity. We try to control increases in entry-level wages by implementing innovative recruiting policies, emphasizing training and promotion opportunities and maintaining an attractive work atmosphere and company culture. We have succeeded at keeping our entry-level wages in India, where most of our employees are located, at a relatively constant level for the past five years, but there is no assurance we can continue to do so. Effective training allows us to expand the pool of potential applicants and to upgrade our employees’ skill levels so that employees may take on higher value-added tasks over time. In 2008, we formed a joint venture with NIIT, one of the largest training institutes in Asia, to create a training institute to assist us with training and reduce our training costs. By emphasizing training and promotion, we seek to create opportunities for employees to increase their salaries without increasing wage scales. In planning our expansion of capacity, we look for locations that help us ensure global delivery capability while helping us control average salary levels. In India and elsewhere where we may open multiple locations, we try to expand into cities where competition for personnel and wage levels may be lower than in more developed cities. In addition, under some of our contracts we have the ability to share with our clients a portion of any increase in costs due to inflation. Nevertheless, despite these steps, we expect general increases in wage levels in the future which could adversely affect our margins. A significant increase in attrition rates would also increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. Increased attrition rates or increased pricing may also cause some clients to be less willing to use our services. See Item 1A—“Risk Factors—Wage increases in the countries in which we have operations may prevent us from sustaining our competitive advantage and may reduce our profit margin.”

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

Cost of revenue.    The principal component of cost of revenue is personnel expenses. We include in cost of revenue all personnel expenses for employees who are directly responsible for the performance of services, their supervisors and certain support personnel who may be dedicated to a particular client. Share based compensation is allocated between cost of revenue and selling, general and administrative expenses based on the function to which the employee belongs.

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

SG&A as a percentage of net revenue has been decreasing since 2007, largely due to managed growth in support costs and discretionary spending. In addition, during 2007, SG&A as a percentage of net revenue increased, largely due to various professional fees, including fees relating to acquisition activities and being a public company.

Foreign exchange (gains) losses, net.    Foreign exchange (gains) losses, net, primarily consist of gains or losses on the re-measurement of non-functional currency assets. In addition, it includes gains or losses on account of derivative contracts entered into to offset the impact of this re-measurement of non-functional currency assets. It also includes the realized and unrealized gains or losses on derivative contracts that do not qualify for “hedge” accounting and are deemed ineffective. It does not include the gains or losses on derivative contracts acquired to mitigate foreign currency exposure related to our foreign currency denominated revenues and expenditures and which qualify for “hedge” accounting or “cash flow hedges”. These gains or losses are deferred and included as other accumulated comprehensive income (loss) until such time as the derivative contracts mature where then the gains or losses on the cash flow hedges are classified as cost of revenue and selling general and administrative expenses based on the underlying risk being hedged. See note 2 to our consolidated financial statements and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

Approximately 74% of our revenues were earned in U.S. dollars in fiscal 2009. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, Japanese yen and South African rand. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi, Romanian leu, euro and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial part of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See discussion of wage inflation under “—Expenses” above. We enter into forward currency contracts to hedge most of our Indian rupee-U.S. dollar, Mexican peso-U.S. dollar, Philippines peso-U.S. dollar, euro-U.S. dollar, euro- Romanian leu, euro-Hungarian forint, Pound Sterling-U.S. dollar, Australian dollar-U.S. dollar and our Chinese renminbi-Japanese yen currency exposure, which are generally designed to qualify for hedge accounting. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. The realized gain or loss on derivative contracts that qualify for hedge accounting is allocated to cost of revenue and SG&A based on the underlying risk being hedged. The effective portion of the mark to market gains and losses on qualifying hedges is deferred and recorded as a component of accumulated other comprehensive income until the transactions occur and is then recognized in the consolidated statements of income. Our foreign exchange (gains) losses, net, includes the mark to market gain or loss on other derivatives.

Other income (expense).    Other income (expense), net consists primarily of interest expense on indebtedness and capital lease obligations. Other income (expense) also includes interest income on intercorporate and other deposits.

Income taxes.    We are incorporated in Bermuda and have operations in many countries. Our effective tax rate has varied and will, in the future, vary from year to year based on the tax rate in our jurisdiction of organization, the geographical source of our revenues and the tax rates in those countries, the tax relief and incentives available to us, the financing and tax planning strategies employed by us, changes in tax law or interpretation thereof and movements in our tax reserves, if any.

Bermuda and Luxembourg taxes.    Since the 2007 Reorganization, our parent company has been organized in Bermuda. See “—The 2007 Reorganization” below. Bermuda does not impose any income tax on us.

Indian taxes.    Under the Indian Income Tax Act, 1961, our Delivery Centers in India, from which we derived approximately 48% of our revenues in fiscal 2009, benefit from a ten-year holiday from Indian corporate income taxes in respect of their export income (as defined in the legislation) under the Software Technology Parks of India (“STPI”) Scheme. As a result of this tax holiday, prior to 2007 we incurred minimal income tax expense with respect to our Indian operations. In the absence of this tax holiday, income derived from our Indian operations would be taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2009, was 33.99%.

The tax holiday enjoyed by our Delivery Centers in India under the STPI Scheme expires in stages. Our tax holiday partially expired on March 31, 2007 (in respect of approximately 30% of our Indian operations), on March 31, 2008 (in respect of approximately 10% of our Indian operations) and expired on March 31, 2009 (in respect of approximately 30% of our Indian operations), depending in each case on when each Delivery Center commenced operations. The tax holiday in respect of the balance of our Indian operations under the STPI Scheme will expire on March 31, 2011. As the STPI tax holiday expires, our Indian tax expense will materially increase and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

The SEZ legislation introduced a separate new 15-year tax holiday scheme for operations established in designated special economic zones, or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for the first five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for a further five years, subject to the creation of a “Special

Economic Zone Re-investment Reserve Account,” to be utilized only for acquiring new plant or machinery, or for other business purposes not including the distribution of dividends. This holiday is available only for new business operations that are conducted at qualifying SEZ locations and is not available to operations formed by splitting up or reconstructing existing operations or transferring existing technology infrastructure to new locations. See Item 1A—“Risk Factors—Over the next few years we will lose certain tax benefits provided by India to companies in our industry and it is not clear whether new tax policies will provide equivalent benefits and incentives.”

During the last 3 years, we established new Delivery Centers that we expect to be eligible for the SEZ benefits. It is not clear, however, what percentage of our operations or income in India is eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above. In 2007, we signed agreements with certain developers and local governments to purchase and/or lease qualifying SEZ property. Our first SEZ unit also became operational during 2007 in a leased facility. However, because this is new legislation, there is continuing uncertainty as to the interpretation of the required governmental and regulatory approvals. This uncertainty may delay development of our proposed SEZ locations.

The Government of India may assert that certain of our clients have a “permanent establishment” in India by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

Transfer pricing.    We have transfer pricing arrangements among our subsidiaries involved in various aspects of our business, including operations, marketing, sales and delivery functions. U.S. and Indian transfer pricing regulations, as well as the regulations applicable in the other countries in which we operate, require that any international transaction involving affiliated enterprises be made on arm’s-length terms. We consider the transactions among our subsidiaries to be substantially on arm’s-length pricing terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

Other taxes.    We have operating subsidiaries in other countries, including China, Hungary, Mexico, Morocco, the Netherlands, the Philippines, Romania, Spain, the United Kingdom, South Africa and the United States, as well as sales and marketing subsidiaries in certain jurisdictions including the United States and the United Kingdom, which are subject to tax in such jurisdictions.

During 2009, one of the Company’s subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. That subsidiary is as a result subject to the lower corporate income tax rate of 15% and is entitled to a business tax exemption for a period of 3 years commencing January 1, 2009.

Effective January 1, 2008, the Government of Mexico enacted the IETU tax, or “Flat Tax”. A Presidential Decree was issued in 2007, which mitigates the impact of the Flat Tax on the Maquiladora industry in which we operate in Mexico. The Flat Tax does not currently have a material adverse effect on our financial statements.

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

The 2007 Reorganization

Genpact Limited was incorporated in Bermuda on March 29, 2007 as a subsidiary of GGH with the intent of making it the new holding company of our business. On July 13, 2007, Genpact Limited effectuated a transaction that resulted in the shareholders of GGH exchanging their common shares in GGH for common shares of Genpact Limited, and the shareholders of Genpact Global (Bermuda) Limited, or GGL, exchanging their preferred and common shares in GGL for common shares of Genpact Limited. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH.

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

In February 2010, we acquired Symphony Marketing Solutions, Inc., a leading provider of analytics and data management services with domain expertise in the retail, pharmaceutical and consumer packaged goods industries for cash consideration of $29.0 million and acquired short term liabilities of $5.4 million.

In January 2010, we finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois for cash consideration of $16.3 million. At the same time, we entered into a ten year MSA with Walgreens. Pursuant to the terms of the MSA, approximately 500 Walgreens accounting employees in Danville will be transferred to Genpact.

In December 2007, we acquired Axis Risk Consulting Services Private Limited, a risk consulting firm providing a variety of risk assurance services, for cash consideration of Indian rupees 178,441,778 (approximately $4.5 million) and 143,453 common shares of the Company. As at December 31, 2009, Genpact has the right to repurchase 47,306 of the common shares issued as part of the purchase consideration at $1 per share if any of the Axis sellers now employed by Genpact cease to be Genpact employees at any time prior to March 31, 2011. The total purchase consideration amounted to $5.3 million including acquisition related expenses and cash acquired.

In March 2007, we acquired E-Transparent B.V. and certain related entities, which are controlling partners in a partnership known as ICE, a SAP enterprise solution provider, for cash consideration of euro 11.7 million (approximately $15.4 million) and 1,442,316 common shares of the Company with an estimated fair value as of March 2007 of $23.3 million. The total purchase consideration amounted to $45.3 million including acquisition related expenses and cash acquired. Certain partners, which we refer to as the Continuing Partners, retained an equity interest in ICE. As a result there is a noncontrolling interest in our income statement commencing with the first quarter of 2007, the size of which varies from period to period depending on the contribution of ICE to our results as well as the portion of the ICE business that relates to the Continuing Partners’ activities. In connection with the ICE transaction we were obligated to pay the sellers of E-Transparent B.V. and related entities an additional cash amount in 2009 not to exceed euro 15.6 million if certain profitability targets were met. As a result of the profitability targets being achieved, we paid additional consideration of euro 15.6 million (approximately $23.5 million) to the sellers of ICE on February 16, 2009.

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

All acquisitions completed prior to December 31, 2008 were accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquisitions are reflected in our financial statements from the respective dates of acquisition.

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

Revenue recognition.    As discussed previously, we derive revenues from our services which are provided on a time and materials, transaction based and a fixed-price basis. Revenues derived from time-and-materials and transaction based contracts are recognized as the related services are performed. In the case of fixed-price contracts, including those for application maintenance and support services, revenues are recognized ratably over the term of the contracts. Revenues with respect to fixed-price contracts for development of software are recognized on a percentage of completion method. Guidance has been drawn from FASB guidelines on Software —Revenue Recognition (previously referred to in paragraph 95 of the American Institute of Certified Public

Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition), to account for revenue from fixed price arrangements for software development and related services in conformity with FASB guidance on Revenue Recognition—Construction—Type and Production-Type Contracts (previously referred to as SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”). The input (effort expended) method has been used to measure progress towards completion because management considers this to be the best available measure of progress on these contracts as there is a direct relation between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

For our time and materials and transaction based contracts, we recognize revenue from services when persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured. If we receive a cash payment in respect of services prior to the time a contract is signed, we recognize this as an advance from a client until such time as the contract is signed, it becomes revenue to the extent the services are rendered.

Some customer contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and we conclude that the amounts are earned.

We defer the revenues that are for the transition of services to our Delivery Centers (which revenues may include reimbursement of transition costs) and the related costs over the period in which the applicable service delivery is expected to be performed, which is currently estimated to be three years. Further, the deferred costs are limited to the amount of the deferred revenues. Revenues are reported net of value-added tax, business tax and applicable discounts and allowances. Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues.

Our accounts receivable include amounts for services that we have performed and for which an invoice has not yet been issued to the client. We follow a 30-day billing cycle and, as such, there may be at any point in time up to 30 days of revenues which we have accrued but not yet billed. These are disclosed as part of accounts receivable.

Business combinations, goodwill and other intangible assets.    We account for business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units.

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

Derivative instruments and hedging activities.    We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies and interest rate risk. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under FASB guidance on Derivatives and Hedging.

With respect to derivatives designated as cash flow hedges, we formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. In addition, we formally assess both at the inception of the hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we will prospectively discontinue hedge accounting with respect to that derivative.

We recognize derivative instruments and hedging activities as either assets or liabilities in our consolidated balance sheets and measure them at fair value. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), net of tax until the hedged transactions occur and are then recognized in the statement of income along with the underlying hedged item and disclosed as part of “Total net revenues”, “Cost of revenue” and “Selling, general and administrative expenses”, as applicable. Changes in the fair value for other derivative contracts and the ineffective portion of hedging instruments are recognized in the statement of income of each period and are included in foreign exchange (gains) losses, net and other income (expense), net, respectively.

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

Income taxes.    We account for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their tax bases and operating losses carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date or the filing/ approval date of the tax status change. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income. In the case of an entity which benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse after the expiration of the tax holiday.

We also evaluate potential exposures related to tax contingencies or claims made by the tax authorities in various jurisdictions and determine if a reserve is required. A reserve is recorded if we believe that a loss is more likely than not and the amount can be reasonably estimated. These reserves are based on estimates and subject to changing facts and circumstances considering the progress of ongoing audits, case laws and new legislation. We believe that the reserves established are adequate in relation to any possible additional tax assessments.

We plan to indefinitely reinvest the undistributed earnings of foreign subsidiaries or have the ability to repatriate in a tax-free manner and, accordingly, do not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated.

On January 1, 2007, we modified our policies for accounting for uncertain tax positions. We apply a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be more likely than not sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. We also include interest and penalties related to unrecognized tax benefits within our provision for income tax expense.

Retirement benefits.    Contributions to defined contribution plans are charged to consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. We recognize the liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.

Share-Based compensation expense.    Effective January 1, 2006, we adopted fair value accounting for our share based compensation plan following the prospective transition method. We recognize and measure compensation expense for all share-based awards based on the grant date fair value determined under the option pricing model (Black-Scholes model) of those awards. We recognize compensation expense for stock options net of estimated forfeitures. Stock-based compensation recognized in the consolidated statement of income for the years ended December 31, 2007, 2008 and 2009 is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to adoption of fair value accounting, we followed the minimum value method to account for our share-based awards. Under this method, compensation expense was recorded on the date of grant if the fair value of the underlying stock on the date of grant exceeded the present value of the exercise price of the stock options on the date of grant. We amortize the cost using the accelerated method of cost recognition. As required under the prospective transition method, for the portion of awards outstanding at the date of initial application of the fair value method, we continue to apply the minimum value method. For awards granted after the adoption of fair value method, we elected to amortize the compensation cost on a straight-line basis over the vesting period.

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the years ended December 31, 2007, 2008, and 2009.

	Year ended December 31,
	2007		2008		2009
	(dollars in millions)
Net revenues—GE	$481.3	58.5%	$490.2	47.1%	$451.3	40.3%
Net revenues—Global Clients	340.4	41.4%	550.6	52.9%	668.7	59.7%
Other revenues	1.5	—	0.1	—	—

Total net revenues	823.2	100.0%	1,040.8	100.0%	1,120.1	100.0%

Cost of revenue—Services	481.8	58.5%	619.2	59.5%	672.6	60.1%
—Others	1.1	0.1	—	—	—	—
Gross profit	340.2	41.3%	421.6	40.5%	447.4	39.9%
Operating expenses
Selling, general and administrative expenses	218.2	26.5%	254.5	24.5%	265.4	23.7%
Amortization of acquired intangible assets	36.9	4.5%	36.5	3.5%	26.0	2.3%
Other operating expense	(4.3)	0.5%	(3.1)	0.3%	(6.1)	0.5%

Income from operations	89.3	10.9%	133.7	12.8%	162.2	14.5%
Foreign exchange (gains) losses, net	2.5	0.3%	(4.1)	0.4%	5.5	0.5%
Other income (expense), net	(5.2)	0.6%	6.5	0.6%	4.4	0.4%
Income before share of equity in (earning) loss of affiliate, noncontrolling interest and income tax expense	81.6	9.9%	144.3	13.9%	161.1	14.4%
Equity in loss of affiliate	0.3	0.0%	0.9	0.1%	0.7	0.1%

Income before income tax expense	81.4	9.9%	143.4	13.8%	160.4	14.3%
Income tax expense	16.5	2.0%	8.8	0.8%	25.5	2.3%

Net Income	64.8	7.9%	134.6	12.9%	135.0	12.0%
Net income attributable to noncontrolling interest	8.4	1.0	9.5	0.9	7.7	0.7

Net income attributable to Genpact Limited shareholders	$56.4	6.9%	$125.1	12.0%	$127.3	11.4%

Net income available to Genpact Limited common shareholders	$17.3		$125.1		$127.3

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

Net revenues.    Our net revenues increased by $79.2 million, or 7.6%, in 2009 compared to 2008. Approximately 47% of the increase in our net revenues in 2009 came from client relationships that began prior to 2009. Our total headcount increased by 6.6% to approximately 38,600 at the end of 2009 from approximately 36,200 at the end of 2008. In addition, our net revenue per employee increased to $31.2 thousand in 2009 up from $30.8 thousand in 2008 due to increased volumes of more expensive service offerings including re-engineering and more effective deployment and utilization of personnel. Our net revenue increase was partly offset by the weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

Revenues from business process management services increased to 84.0% of total net revenues in 2009 from 80.0% in 2008. Our business process management business grew 12.9% to $940.4 million in 2009, led by growth of 23% from Global Clients. Revenues from our information technology business declined to 16.0% of total net revenues in 2009 compared to 20.0% in 2008 primarily due to reduced information technology revenues coming from GE resulting from the general slow-down in the information technology sector.

Net revenues from GE decreased by $38.8 million, or 7.9%, due to volume and price reductions in certain existing SOWs and non-renewals on some discretionary projects, primarily in the IT business as well as the weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our GE revenues are received in such currencies. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Classification of Certain Net Revenues” certain businesses in which GE ceased to be a 20% shareholder in 2008 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for 2009 declined by 2.8% over 2008 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 47.1% in 2008 to 40.3% in 2009.

Net revenues from Global Clients increased by $118.1 million, or 21.4%. This increase was driven by expansion with Global Clients in the banking and financial services industries for whom we primarily provide finance and accounting services. This increase was partially offset by price reductions and volume contractions in certain existing SOWs. Revenue growth was also partially offset by the weakening of the pound sterling and Australian dollar against the U.S. dollar, as a portion of our Global Clients revenues are received in such currencies. Net revenues for 2009 also included $4.0 million received from one of our Global Clients related to cancellations. In addition, a portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues, as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 52.9% in 2008 to 59.7% in 2009. Excluding revenues from businesses divested by GE in 2009, Global Client revenues increased organically by approximately 16.0%.

Cost of revenue.    The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Year ended December 31,
	2008		2009
	(dollars in millions)
Personnel expenses	$379.9	36.5%	$405.6	36.2%
Operational expenses	196.7	18.9	220.5	19.7
Depreciation and amortization	42.7	4.1	46.5	4.1

Cost of revenue	$619.2	59.5%	$672.6	60.1%

Cost of revenue increased by $53.4 million, or 8.6%. This increase reflected the general growth of our business. This increase was primarily due to an increase in operational expenses, and depreciation and amortization, relating to the opening of new Delivery Centers in South Africa, expansion of Delivery Centers in Guatemala and India, and the general increase in operational expenses due to increased headcount. As a percentage of net revenues, cost of revenue increased from 59.5% in 2008 to 60.1% in 2009 as a result of the foregoing factors, as well as price reductions in our information technology business and the weakening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our revenues are received in such currencies.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $25.8 million, or 6.8%. Such increase reflected the general growth of our business. This increase in absolute amount was primarily due to the hiring of new resources to manage growth. Our total headcount increased by approximately 2,400 employees during 2009, the majority of whom have client service responsibilities and are generating revenue. The increase also reflects overall wage inflation, although the rate at which salaries are increasing remains lower than it was in 2008. Personnel expenses as a percentage of net revenues marginally decreased from 36.5% in 2008 to 36.2% in 2009, primarily due to more effective deployment and utilization of supervisory personnel offset substantially by higher compensation costs due to wage inflation.

Operational expenses increased by $23.9 million, or 12.1%. The increase was largely due to expansion of existing Delivery Centers in 2009 in India (Gurgaon and Hyderabad), China, Morocco, Guatemala and the

Philippines to support growth. This increase was also attributable to the addition of new Delivery Centers in South Africa in the third quarter of 2009. As a result, as a percentage of net revenues, operational expenses increased from 18.9% in 2008 to 19.7% in 2009.

Depreciation and amortization expenses as a component of cost of revenue increased by $3.7 million to $46.5 million in 2009. The increase was largely due to expansion of existing Delivery Centers in 2009 in India (Gurgaon and Hyderabad), China, Morocco, Guatemala and the Philippines to support growth, and to the general growth of our businesses, partially offset by a $3.3 million charge in the first quarter of 2008 attributable to the write-off of certain software licenses that did not have any further useful life.

As a result of the foregoing, though gross profit increased by $25.8 million, or 6.1%, our gross margin decreased marginally from 40.5% in 2008 to 39.9% in 2009.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Year ended December 31,
	2008		2009
	(dollars in millions)
Personnel expenses	$166.4	16.0%	$178.8	16.0%
Operational expenses	77.0	7.4	76.0	6.8
Depreciation and amortization	11.2	1.1	10.6	0.9

Selling, general and administrative expenses	$254.5	24.5%	$265.4	23.7%

Selling, general and administrative expenses, or SG&A expenses, increased by $10.9 million, or 4.3%. This was primarily due to an increase in personnel expenses in our business development team due to recent new hires as well as marketing costs relating to the strengthening of our brand and investment in SEPSM partially offset by cost reduction measures, such as restrictions on travel, recruitment, management meeting expenses, reduction in leadership training expenses as well effective utilization and deployment of the support personnel. We increased our business development team to 115 people in 2009 from 94 in 2008. Many of the new hires are highly experienced, senior resources. As a percentage of net revenues, SG&A expenses decreased from 24.5% in 2008 to 23.7% in 2009.

Personnel expenses increased by $12.4 million, or 7.5%. This increase is primarily due to increased headcount in our business development team due to recent new hires as well as general wage inflation and higher share-based compensation expenses. This increase was partially offset by lower personnel cost relating to employees resident in India due to the abolishment of the fringe benefit tax, or FBT, on employee share options by the Indian Government in the third quarter of 2009. The impact of this abolishment resulted in lower FBT expense of $2.6 million in 2009 as compared to 2008. As a percentage of net revenues, personnel expenses remained constant at 16.0% in 2009 as compared to 2008 primarily due to increased internal efficiencies through effective utilization of existing resources partially offset by a higher charge of $16.6 million in 2009 compared to $16.3 million in 2008 for share-based compensation.

The operational expenses component of SG&A expenses decreased by $0.9 million, or 1.2%. This decrease is attributable to our reducing the number of support personnel as explained above in 2009 compared to 2008 and consequent reduced allocation to SG&A. This decrease was substantially offset by increased business development costs, digitization and brand strengthening. As a percentage of net revenues, such costs decreased from 7.4% in 2008 to 6.8% in 2009.

Depreciation and amortization expenses as a component of SG&A expenses decreased by $0.6 million to $10.6 million in 2009. This decrease in depreciation and amortization expenses is due to the reduced number of support personnel in 2009 compared to 2008 and consequent reduced allocation to SG&A partially offset by an increase in depreciation expense due to higher capital expenditure incurred for expansion of existing Delivery Centers over the last twelve months. As a percentage of net revenues, depreciation and amortization expenses were 1.1% in 2008 and 0.9% in 2009.

Amortization of acquired intangibles.    In 2008 and 2009, we continued to incur significant non-cash charges of $36.5 million and $26.0 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule. These intangibles are evaluated for impairment at each period end, and to date, no impairments have been noted.

Other operating (income) expense, net.    Other operating income, which primarily consists of income from shared services from GE for the use of our Delivery Centers and certain support functions that they manage and operate with their own employees, increased by $3.0 million in 2009 primarily due to a loss of $2.3 million incurred in connection with the sale of certain software licenses and the sale of a facility in the second quarter of 2008. We do not recognize this income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations.    Primarily due to the decrease in SG&A expenses and amortization of acquired intangibles as a percentage of net revenue, income from operations increased by $28.5 million to $162.2 million in 2009. As a percentage of net revenues, income from operations increased from 12.8% in 2008 to 14.5% in 2009.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange loss of $5.5 million for 2009 compared to a gain of $4.1 million in 2008. During 2009, a loss amounting to $11.7 million was reclassified from accumulated other comprehensive income (loss) to earnings as part of foreign exchange (gains) losses, net, as a result of the discontinuance of certain cash flow hedges. It was determined that certain hedges were ineffective because the underlying forecasted revenues were not likely to materialize as a result of lower than forecasted volumes and pricing resulting from the current economic environment. Accordingly, the hedge accounting for such cash flow hedges was discontinued. After excluding the above mentioned loss on ineffective hedges, the remaining gain of $6.2 million primarily relates to the net impact of re-measurement of our non-functional currency assets and liabilities resulting from movements in the Indian rupee and U.S. dollar exchange rates in 2009.

Other income (expense), net.    We recorded other income, net of interest expense, of $4.4 million in 2009 compared to a net income of $6.5 million in 2008. The change was driven by lower interest income of $7.4 million primarily due to investment in U.S. Treasury bills yielding lower return in 2009 compared to investment in higher interest bearing bank deposits in 2008, in line with the Company’s investment strategy in the current economic environment and a decrease in interest expense by $4.1 million primarily due to repayment of a portion of a long-term loan during 2009. In addition, the weighted average rate of interest with respect to outstanding long-term loans under our credit facility was reduced from 4.3% in 2008 to 1.7% in 2009.

Income before share of equity in loss of affiliate, noncontrolling interest and income taxes.    As a result of the foregoing factors, income before income taxes increased by $16.8 million or from 13.9% of net revenues in 2008 to 14.4% of net revenues in 2009.

Equity in loss of affiliate.    This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income before income tax expense.    As a result of the foregoing factors, income before income taxes increased by $17.0 million or from 13.8% of net revenues in 2008 to 14.3% of net revenues in 2009.

Income taxes.    Our income tax expense increased from $8.8 million in 2008 to $25.5 million for 2009. This increase was primarily attributable to the partial expiration of our tax holiday in India as of March 31, 2009. In 2008, we also had certain non-recurring tax benefits that lowered our tax rate for that year such as (i) a $2.5 million reversal of prior period tax provisions following a favorable ruling from tax authorities in India in the first quarter of 2008 and (ii) tax benefits related to equity based compensation.

Net income.    As a result of the foregoing factors, net income increased by $0.4 million from $134.6 million in 2008 to $135.0 million in 2009. As a percentage of net revenues, our net income was 12.9% in 2008 and 12.0 in 2009.

Net income attributable to noncontrolling interest.    The noncontrolling interest is due to the acquisition of ICE in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $9.5 million in 2008 to $7.7 million in 2009 consistent with the reduction in the number of noncontrolling partners and reduced revenue attributable to noncontrolling partners.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders increased by $2.2 million from $125.1 million in 2008 to $127.3 million in 2009. As a percentage of net revenues, our net income was 12.0% in 2008 and 11.4% in 2009.

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

Net revenues from GE increased by $8.9 million, or 1.8%, due to higher revenues from GE’s infrastructure and commercial finance business. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Classification of Certain Net Revenues” certain businesses in which GE ceased to be a 20% shareholder in 2008 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for 2008 grew by 7.5% over 2007 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 58.5% in 2007 to 47.1% in 2008, due to growth in revenues from our Global Clients.

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

Personnel expenses increased by $24.0 million, or 16.9%. This increase reflects the general growth in our business, higher share-based compensation expenses and an increase in the number of higher cost senior employees in certain of our internal functions as well as general wage inflation. As a percentage of net revenues, personnel expenses decreased from 17.3% in 2007 to 16.0% in 2008 primarily due to increased internal efficiencies through effective utilization of existing resources partially offset by a higher charge of $16.3 million in 2008 compared to $12.7 million in 2007 for share-based compensation. In addition, there was a charge of $2.6 million in 2008 compared to $0.5 in 2007 for the Indian fringe benefit tax on share based-compensation, which has generally been recovered from employees and accounted for under shareholders’ equity.

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

Income before share of equity in loss of affiliate, noncontrolling interest and income taxes.    As a result of the foregoing factors, income before income taxes increased by $62.7 million or from 9.9% of net revenues in 2007 to 13.9% of net revenues in 2008.

Equity in loss of affiliate.    This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia. During the year ending December 31, we invested $1.8 million in our non-consolidated affiliates.

Income before income tax expense.    As a result of the foregoing factors, income before income taxes increased by $62.1 million or from 9.9% of net revenues in 2007 to 13.8% of net revenues in 2008.

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

Net income attributable to non controlling interest.    The non controlling interest is due to the acquisition of ICE in March 2007. It represents the apportionment of profits to the minority partners of ICE. Noncontrolling interest increased from $8.4 million in 2007 to $9.5 million in 2008.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders increased by $68.7 million from $56.4 million in 2007 to $125.1 million in 2008. As a percentage of net revenues, our net income was 6.9% in 2007 and 12.0% in 2008.

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

The following table presents unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information contains all adjustments necessary to fairly present this information. The comparison of results for the first quarter of 2009 with the fourth quarter of 2008 reflects the foregoing factors. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

	Three months period ended,
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(unaudited)
	(dollars in millions)
Statement of income data:
Total net revenues	$265.8	$272.9	$284.4	$296.9
Cost of revenue	163.7	165.8	167.0	176.1
Gross profit	102.1	107.0	117.4	120.8
Income from operations	33.1	37.8	44.9	46.3
Income before share of equity in (earning) loss of affiliate, noncontrolling interest and income taxes	37.0	37.7	42.6	43.8
Net income attributable to Genpact Limited shareholders	$30.0	$29.7	$33.1	$34.6

	Three months period ended,
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(unaudited)
	(dollars in millions)
Statement of income data
Total net revenues	$234.6	$253.6	$270.8	$281.8
Cost of revenue	146.1	147.1	155.8	170.3
Gross profit	88.5	106.5	115.0	111.6
Income from operations	17.3	29.2	36.3	50.9
Income before share of equity in (earnings) loss of affiliate, noncontrolling interest and income tax expense	25.9	31.4	41.1	45.8
Net Income attributable to Genpact Limited shareholders	$19.7	$24.8	$33.6	$47.0

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2008 and 2009 is presented below:

	Year Ended, December 31,
	2008	2009	% Change
	(dollars in millions)
Cash and cash equivalents	$184.1	$288.7	56.9%
Short term investment	141.7	132.6	(6.4)
Short term deposits with a significant shareholder	59.3	9.6	(83.8)
Long-term debt due within one year	29.5	44.7	51.4
Long-term debt other than the current portion	69.7	25.0	(64.2)
Short term debt	25.0	0.2	(99.3)
Genpact Limited shareholders’ equity	$841.8	$1,197.4	42.2%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

Our cash and cash equivalents were $288.7 million as of December 31, 2009 compared to $184.1 million as of December 31, 2008. Our cash and cash equivalents are comprised of (a) $58.0 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $192.2 million in deposits with banks to be used for medium term planned expenditure and capital requirements and (c) $38.6 million in U.S. Treasury bills with an original maturity of less than three months.

In addition, in 2009, $132.6 million was invested in U.S. Treasury bills to be used for longer term capital requirements and acquisitions and we had $9.6 million as short-term deposits with GE India affiliates compared to $59.3 million in 2008.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year Ended, December 31,
	2007	2008	2009
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$150.0	$211.2	$158.2
Investing activities	(115.3)	(239.4)	(13.7)
Financing activities	181.2	0.4	(51.5)

Net increase (decrease) in cash and cash equivalents	$215.9	$(27.8)	$93.0

Cash flow from operating activities.    Our net cash provided by operating activities decreased by $53.1 million from $211.2 million in 2008 to $158.2 million in 2009. Our net income adjusted for amortization and depreciation and other non-cash items decreased by $12.7 million. The decrease in cash flow from operating activities was due to higher working capital of $40.3 million primarily driven by a realized foreign exchange loss of $3.6 million relating to the payment of contingent consideration to the sellers of ICE in February 2009 and higher cash payout for income taxes of $29.4 due to partial expiration of our tax holiday in India as of March 31, 2009.

Cash flow from investing activities.    Our net cash used in investing activities was $13.7 million in 2009 compared to $239.4 million in 2008. In 2009, we invested $52.5 million in purchases of property, plant and equipment in connection with the opening of new Delivery Centers compared to $62.4 million 2008. We invested $8.9 million (net) in U.S. Treasury bills with an original maturity of more than three months and $49.3 million with GE India during 2009. We paid $20.2 million as partial payment for the acquisition of ICE in 2009, including acquisition-related expenses and net of cash acquired.

Cash flow from financing activities.    Our net cash used by financing activities was $51.5 million in 2009, compared to cash provided of $0.4 million in 2008. We repaid $30.0 million of our long term debt as part of our scheduled repayments under our credit agreement and $24.8 million of our short-term borrowings drawn in the fourth quarter of 2008 in 2009 as compared to repayment of $25.1 million of long term debt in 2008. In addition, we paid the noncontrolling partners of ICE $7.9 million in 2009 compared to $9.7 million in 2008. We received $13.7 million as proceeds from the issuance of common shares on exercise of employee stock options in 2009 as compared to $13.2 million in 2008.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $69.7 million at December 31, 2009 compared to $99.2 million at December 31, 2008 and $123.7 million at December 31, 2007. All of this indebtedness at December 31, 2009 represented long-term debt incurred to finance the 2004 Reorganization.

The weighted average rate of interest with respect to outstanding long-term loans was 6.3%, 4.3% and 1.7% for the years ended December 31, 2007, 2008 and 2009, respectively. We did not incur any long-term debt until December 30, 2004.

We incurred $180 million of long-term indebtedness in connection with the 2004 Reorganization. This indebtedness was restructured in 2006 and has been reduced to $70.0 million as of December 31, 2009. We are obligated to repay such indebtedness in annual installments, with the final maturity in 2011. The agreement contains restrictive covenants, such as requiring lender consent for, among other things, the creation of any liens on any of our property, assets or revenues, the incurring of further indebtedness, the making of or holding of any investments, dispositions of assets, the declaration of any dividends, engaging in any substantially different material line of business, transactions with affiliates and entering into certain agreements. In addition, we must comply with financial covenants pertaining to interest coverage, leverage and the positive net worth of our Indian business. This debt is also secured by a charge over substantially all of our property and assets including but not limited to our equipment, goods, accounts receivable, real estate, bank accounts and our other current assets. As of the date of this Annual Report, we believe that we are in full compliance with all the covenants and undertakings as described above.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. Prior to January 1, 2005, affiliates of GE provided us with short-term borrowing facilities. As of December 31, 2009, short-term credit facilities available to the company aggregated $145.0 million, which are under the same agreement as our long-term debt facility and $42.3 million as fund-based and non-fund-based credit facilities with banks. As of December 31, 2009, a total of $14.1 million was utilized, which represented non-funded draw down and $0.2 million of temporary cash drawdown in Hungary.

Goodwill Impairment Testing

We test goodwill for impairment at least on an annual basis on September 30. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Determining whether an impairment has occurred requires valuation of the respective reporting units, which we estimate using the discounted cash flow method. Valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions which we believe to be reasonable but that are unpredictable and inherently uncertain and accordingly actual results may differ from these estimates. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions. The results of our evaluation as of September 30, 2009, showed that the fair values of all our reporting units exceeded their book values.

Based upon our analysis at September 30, 2009, the estimated fair value for each of our reporting units exceeded its carrying value by at least 80% except for one of our reporting units (ICE). For ICE, the fair value exceeded the carrying value by approximately 9%. The fair value for ICE had been calculated based on the discounted cash flow method whereby the future projections for revenue and margins had been based on historical trends, the expected operating plan for the year 2010 and management’s estimate of the long term revenue growth and operating margins. The projections reflect a CAGR of 12% in free cash flows over a ten year forecast period with a terminal growth rate of 3%. The risk-adjusted discount rate has been assumed at 8% per annum. If the macroeconomic environment continues to have an adverse impact on the operations of this reporting unit, its fair value may be reduced below carrying value leading to potential goodwill impairment for this reporting unit. The total goodwill allocated to ICE amounted to $65.1 and $64.9 million as of September 30, 2009 and December 31, 2009, respectively.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see the Risk Factor entitled “Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition,” “—Contractual Obligations” below and note 8 of our consolidated financial statements.

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2009:

	Payments due by Period (dollars in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$44.7	$25.0	$—	$—	$69.7
Short-term debt	0.2	—	—	—	0.2
Capital leases	2.0	2.9	0.5	—	5.3
Operating leases	23.5	43.5	70.2	—	137.1
Purchase obligations	13.3	—	—	—	13.3
Capital commitments net of advances	33.5	—	—	—	33.5
Other long-term liabilities(1)	110.2	69.7	0.3	—	180.2

Total contractual cash obligations	$227.3	$141.0	$71.0	$—	$439.3

(1)	Excludes $13.2 million related to uncertain tax positions. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimatable or determinable, at present.

Recent Accounting Pronouncements

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling prices.

Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of this new FASB guidance. The provisions of this FASB guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption will be permitted. The Company is currently evaluating the effect of adoption of the provisions of the FASB guidance on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of the FASB guidance on Fair Value Measurements and Disclosures, such as a present value technique or a market approach. The provisions of the new guidance are effective for the first reporting period (including the interim periods) beginning after issuance. The provisions of this FASB guidance will be effective for interim and annual periods beginning after August 27, 2009. The Company is currently evaluating the effect of the provisions of this FASB guidance on the Company’s consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 74% in fiscal 2009) are received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pound sterling, Australian dollars, Chinese renminbi, South African rand and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, euro and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2009, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2009 by approximately $6 million. Similarly, 5.0% depreciation in the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2009 by approximately $20 million. Conversely, a 5.0% appreciation in the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2009 by approximately $23 million.

We have sought to reduce the effect of any Indian rupee-U.S. dollar, Chinese renmimbi-Japanese yen, euro-Hungarian forint and Romanian leu and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows. These instruments typically have maturities of one to forty months. We use these instruments as economic hedges and not for speculative purposes and most of them qualify for hedge accounting under the FASB guidance on Derivatives and Hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China and India limit the maturity and amount of such arrangements. We may not be able to purchase contracts adequate to insulate ourselves from Indian rupee-U.S. dollar and Chinese renminbi-Japanese yen foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange (gains) losses, net.”

Interest Rate Risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2009, we had approximately $70.0 million of long-term indebtedness and $0.2 million of short term indebtedness under our credit facility. Interest on our indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Based on our long-term indebtedness of $70.0 million as of December 31, 2009 a 1% change in interest rates would impact our net interest expense by $0.7 million.

In addition, we had invested $171.2 million in U.S. Treasury bills as of December 31, 2009. A 1% change in interest rates would impact our net interest income by $1.7 million.

Credit Risk

As of December 31, 2009, we had accounts receivable net of provision for doubtful receivables of $253.7 million, $116.2 million of which was owed by GE and the balance $137.5 million of which was owed by Global Clients. No single Global Client owed more than $10 million.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are listed in Item 15—“Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Genpact’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

KPMG, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement for the 2010 Annual Meeting of stockholders under the captions, “Election of Directors”, “Information about Executive Officers”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009 and is incorporated by reference in this report.

Item 11.    Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2010 Annual Meeting of stockholders under the caption, “Information about Executive and Director Compensation”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009 and is incorporated by reference in this report.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2010 Annual Meeting of stockholders under the captions, “Security Ownership Of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item will be included in our Proxy Statement for the 2010 Annual Meeting of stockholders under the caption, “Certain Relationships and Related Transactions”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2010 Annual Meeting of stockholders under the caption, “Independent Registered Public Accounting Firm Fees and Other Matters”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2009 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-2 through F-58 hereof.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

KPMG

Gurgaon, India

February 23, 2010

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

		As of December 31,
	Notes	2008	2009
Assets
Current assets
Cash and cash equivalents	4	$184,050	$288,734
Short term investments	5	141,662	132,601
Accounts receivable, net	6	140,504	137,454
Accounts receivable from a significant shareholder, net	6,28	88,793	116,228
Short term deposits with a significant shareholder	28	59,332	9,634
Deferred tax assets	26	38,629	45,929
Due from a significant shareholder	9,28	1,428	9
Prepaid expenses and other current assets	9	89,936	116,551

Total current assets		744,334	847,140

Property, plant and equipment, net	10	174,266	189,112
Deferred tax assets	26	111,002	36,527
Investment in equity affiliates	28	970	588
Customer-related intangible assets, net	11	56,942	36,041
Other intangible assets, net	11	5,225	187
Goodwill	11	531,897	548,723
Other assets	12	71,690	89,247

Total assets		$1,696,326	$1,747,565

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets (Continued)

(In thousands, except per share data)

		As of December 31,
	Notes	2008	2009
Liabilities and equity
Current liabilities
Short-term borrowings	16	$25,000	$177
Current portion of long-term debt	17	29,539	44,715
Current portion of capital lease obligations	14	446	527
Current portion of capital lease obligations payable to a significant shareholder	14,28	1,563	1,429
Accounts payable		8,377	16,276
Income taxes payable	26	2,081	1,579
Deferred tax liabilities	26	12	264
Due to a significant shareholder	15,28	10,865	7,843
Accrued expenses and other current liabilities	15	347,176	322,773

Total current liabilities		$425,059	$395,583

Long-term debt, less current portion	17	69,665	24,950
Capital lease obligations, less current portion	14	1,950	1,570
Capital lease obligations payable to a significant shareholder, less current portion	14,28	2,391	1,809
Deferred tax liabilities	26	10,174	4,398
Due to a significant shareholder	18,28	7,322	10,474
Other liabilities	18	335,399	109,034

Total liabilities		$851,960	$547,818

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued	21	—	—
Common shares, $0.01 par value, 500,000,000 authorized, 214,560,620 and 217,433,091 issued and outstanding as of December 31, 2008 and 2009, respectively	21	2,146	2,174
Additional paid-in capital		1,030,304	1,063,304
Retained earnings		151,610	278,911
Accumulated other comprehensive income (loss)		(342,267)	(146,993)

Genpact Limited shareholders’ equity		841,793	1,197,396
Noncontrolling interest		2,573	2,351

Total equity		844,366	1,199,747
Commitments and contingencies	29

Total liabilities and equity		$1,696,326	$1,747,565

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

		Year ended December 31,
	Notes	2007	2008	2009
Net revenues
Net revenues from services—significant shareholder	28	$481,270	$490,153	$451,338
Net revenues from services—others		340,408	550,639	668,733
Other revenues		1,493	55	—

Total net revenues		823,171	1,040,847	1,120,071

Cost of revenue
Services	23,28	481,805	619,231	672,624
Others		1,133	—	—

Total cost of revenue		482,938	619,231	672,624

Gross profit		340,233	421,616	447,447
Operating expenses:
Selling, general and administrative expenses	24,28	218,237	254,533	265,392
Amortization of acquired intangible assets	11	36,938	36,513	25,969
Other operating (income) expense, net	28	(4,264)	(3,143)	(6,094)

Income from operations		$89,322	$133,713	$162,180
Foreign exchange (gains) losses, net		2,518	(4,089)	5,493
Other income (expense), net	25,28	(5,196)	6,547	4,437

Income before share of equity in (earnings) loss of affiliates and income tax expense		81,608	144,349	161,124
Equity in (earnings) loss of affiliates		255	925	700

Income before income tax expense		81,353	143,424	160,424
Income tax expense	26	16,543	8,823	25,466

Net Income		$64,810	$134,601	$134,958
Net income attributable to noncontrolling interest		8,387	9,460	7,657

Net income attributable to Genpact Limited shareholders		$56,423	$125,141	$127,301

Net income available to Genpact Limited common shareholders	22	$17,285	$125,141	$127,301
Earnings per common share attributable to Genpact Limited common shareholders	22
Basic		$0.13	$0.59	$0.59
Diluted		$0.12	$0.57	$0.58

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		135,517,771	213,480,623	215,503,749
Diluted		142,739,811	218,444,224	220,066,345

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Genpact Limited Shareholders
	2% Cumulative Series A convertible preferred stock		5% Cumulative Series B convertible preferred stock							Treasury stock
					Common shares		Additional Paid-in Capital		Accumulated Other Comprehensive Income (loss)		Series A Preferred stock (No.)			Total Equity	Comprehensive Income (loss)
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount		Retained Earnings		Common shares (No.)		Amount	Noncontrolling interest
Balance as of January 1, 2007	3,077,868	$95,414	3,017,868	$93,554	71,390,738	$714	$494,325	$5,978	$(15,295)	(3,628,130)	(59,000)	$(49,995)	—	$624,695
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 20)	—	—	—	—	616,174	6	2,839	—	—	—	—	—	—	2,845
Noncontrolling interest—on business acquisition	—	—	—	—	—	—	—	—	—	—	—	—	2,776	2,776
Treasury Stock issued in business combination	—	—	—	—	—	—	8,045	—	—	1,442,315	—	15,220	—	23,265
Retirement of treasury stock	(59,000)	(1,829)	—	—	(2,185,815)	(22)	(32,924)	—	—	2,185,815	59,000	34,775	—	—
Issuance of common shares in business combination	—	—	—	—	48,843	—	698	—	—	—	—	—	—	698
Issuance of restricted common shares to Axis Trust (Note 3(b))	—	—	—	—	94,610	1	(1)	—	—	—	—	—	—	—
Repurchase and retirement of common share from employees	—	—	—	—	(106,007)	(1)	(1,709)	—	—	—	—	—	—	(1,710)
Repurchase and retirement of cumulative Series A convertible preferred stock from employees	(522)	(16)	—	—	—	—	(126)	—	—	—	—	—	—	(142)
Repurchase and retirement of cumulative Series B convertible preferred stock from employees	—	—	(522)	(16)	—	—	(126)	—	—	—	—	—	—	(142)
Accrual of dividend on preferred stock (Note 21 and 22)	—	—	—	—	—	—	35,932	(35,932)	—	—	—	—	—	—
Other issuance of common shares	—	—	—	—	547	—	9	—	—	—	—	—	—	9
Effect of 2007 Reorganization (Note 21)	(3,018,346)	(93,569)	(3,017,346)	(93,538)	119,301,607	1,193	185,914	—	—	—	—	—	—	—
Issuance of common shares through initial public offering, net (Note 1)	—	—	—	—	22,941,177	230	294,282	—	—	—	—	—	—	294,512
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(8,495)	(8,495)
Share-based compensation expense (Note 20)	—	—	—	—	—	—	13,021	—	—	—	—	—	—	13,021
Comprehensive income:										—			—
Net income	—	—	—	—	—	—	—	56,423	—	—	—	—	8,387	64,810	64,810
Other comprehensive income:													—
Unrealized gain on cash flow hedging derivatives, net of taxes	—	—	—	—	—	—	—	—	122,071	—	—	—	—	122,071	122,071
Currency translation adjustments	—	—	—	—	—	—	—	—	115,406	—	—	—	398	115,804	115,804
Retirement benefits, net of taxes	—	—	—	—	—	—	—	—	(222)	—	—	—	—	(222)	(222)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$302,463

Balance as of December 31, 2007	—	—	—	—	$212,101,874	$2,121	$1,000,179	$26,469	$221,960	—	—	—	$3,066	$1,253,795

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Genapct Limited Shareholders					Noncontrolling interest	Total Equity	Comprehensive Income (loss)
	Common shares		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)
	No. of shares	Amount
Balance as of January 1, 2008	212,101,874	$2,121	$1,000,179	$26,469	$221,960	$3,066	$1,253,795
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 20)	2,458,746	25	13,189	—	—	—	13,214
Distribution to noncontrolling interest	—	—	—	—	—	(9,648)	(9,648)
Share-based compensation expense (Note 20)	—	—	16,936	—	—	—	16,936
Comprehensive income:
Net income	—	—	—	125,141	—	9,460	134,601	$134,601
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	(363,281)	—	(363,281)	(363,281)
Currency translation adjustments	—	—	—	—	(199,553)	(305)	(199,858)	(199,858)
Retirement benefits, net of taxes	—	—	—	—	(1,393)	—	(1,393)	(1,393)

Comprehensive income (loss)	—	—	—	—	—	—	—	$(429,931)

Balance as of December 31, 2008	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Genapct Limited Shareholders					Noncontrolling interest	Total Equity	Comprehensive Income (loss)
	Common shares		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)
	No. of shares	Amount
Balance as of January 1, 2009	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 20)	2,830,995	28	13,307	—	—	—	13,335
Issuance of common shares under the employee share purchase plan (Note 20)	41,476	—	408	—	—	—	408
Distribution to noncontrolling interest	—	—	—	—	—	(7,866)	(7,866)
Share-based compensation expense (Note 20)	—	—	19,285	—	—	—	19,285
Comprehensive income:	—	—	—	—	—	—	—	$—
Net income	—	—	—	127,301	—	7,657	134,958	134,958
Other comprehensive income:	—	—	—	—	—	—	—	—
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	160,023	—	160,023	160,023
Unrealized gain on investment in U.S. treasury bills	—	—	—	—	(197)	—	(197)	(197)
Currency translation adjustments	—	—	—	—	35,323	(13)	35,310	35,310
Retirement benefits, net of taxes	—	—	—	—	125	—	125	125

Comprehensive income (loss)	—	—	—	—	—	—	—	$330,219

Balance as of December 31, 2009	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2007	2008	2009
Operating activities
Net income attributable to Genpact Limited shareholders	$56,423	$125,141	$127,301
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	47,652	54,640	53,047
Amortization of debt issue costs	718	645	561
Amortization of acquired intangible assets	37,956	37,426	26,540
Loss (gain) on sale of property, plant and equipment, net	(145)	1,766	206
Provision for doubtful receivables	3,934	1,876	1,614
Provision for (writeback of) mortgage loans	1,590	754	(1,022)
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(2,663)	2,583	(166)
Equity in loss of affiliates	255	925	700
Noncontrolling interest	8,387	9,460	7,657
Share-based compensation expense	13,021	16,936	19,285
Deferred income taxes	(4,873)	(24,421)	(20,740)
Change in operating assets and liabilities:
Increase in accounts receivable	(39,459)	(42,429)	(23,154)
Increase in other assets	(6,173)	(1,095)	(30,831)
(Decrease) increase in accounts payable	(2,710)	(3,054)	4,214
(Decrease) increase in accrued expenses and other current liabilities	25,372	29,506	(11,155)
(Decrease) increase in income taxes payable	5,984	(4,758)	(563)
Increase in other liabilities	4,718	5,334	4,675

Net cash provided by operating activities	$149,987	$211,235	$158,169

Investing activities
Purchase of property, plant and equipment	(65,896)	(62,421)	(52,540)
Purchase of property, plant and equipment in an asset acquisition	—	(7,015)	—
Proceeds from sale of property, plant and equipment	3,161	7,405	1,147
Investment in affiliates	(441)	(1,789)	(296)
Purchase of short term investments	—	(182,442)	(246,914)
Proceeds from sale of short term investments	—	40,780	255,778
Short term deposits placed with significant shareholder	(251,832)	(282,348)	(111,049)
Redemption of short term deposits with significant shareholder	219,317	248,383	160,405
Payment for business acquisition	(19,588)	—	(20,196)

Net cash used in investing activities	$(115,279)	$(239,447)	$(13,665)

Financing activities
Repayment of capital lease obligations	(2,950)	(3,139)	(2,603)
Proceeds from long-term debt	1,525	—	—
Repayment of long-term debt	(21,458)	(25,063)	(30,000)
Short-term borrowings, net	(83,000)	25,000	(24,820)
Repurchase of common shares and preferred stock	(1,994)	—	—
Proceeds from issuance of common shares under share based compensation plans	2,845	13,214	13,743
Proceeds from issuance of common shares from initial public offering	303,512	—	—
Direct cost incurred in relation to initial public offering	(8,830)	—	—
Distribution to noncontrolling interest	(8,495)	(9,648)	(7,866)

Net cash provided by (used for) financing activities	$181,155	$364	$(51,546)

Effect of exchange rate changes	28,013	(67,408)	11,726
Net increase (decrease) in cash and cash equivalents	215,863	(27,848)	92,958
Cash and cash equivalents at the beginning of the period	35,430	279,306	184,050

Cash and cash equivalents at the end of the period	$279,306	$184,050	$288,734

Supplementary information
Cash paid during the period for interest	$13,526	$6,250	$4,274
Cash paid during the period for income taxes	$19,789	$38,193	$67,561
Property, plant and equipment acquired under capital lease obligation	$2,487	$4,941	$1,558
Shares issued for business acquisition	$23,963	$—	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Operations

(a) Organization

Genpact Limited (the “Company”) was incorporated in Bermuda on March 29, 2007 as a subsidiary of Genpact Global Holdings SICAR S.à.r.l. (“GGH”) with the intent of making it the new holding company of the business. On July 13, 2007, the Company effectuated a transaction that resulted in the shareholders of GGH exchanging their common stock in GGH for common shares of the Company, and the shareholders of Genpact Global (Lux) S.à.r.l. (“GGL”) exchanging their preferred and common stock in GGL for common shares of the Company. As a result, Genpact Limited became the owner of all the capital stock of GGL and GGH. This transaction and other related transactions commencing on this date are referred to as the “2007 Reorganization”.

Pursuant to the above transaction, the ownership interests of the shareholders of GGH, including the noncontrolling shareholders, were exchanged for shares of Genpact Limited irrespective of whether such shareholders owned equity directly in GGH or indirectly through GGL. Such shareholders acquired the same proportionate economic interest in Genpact Limited as they had in GGH immediately prior to the 2007 Reorganization.

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

The effect of the exchange of common shares of the Company in the 2007 Reorganization with the common shares of GGH has been retrospectively applied to shareholders’ equity and per share amounts in the consolidated financial statements. This retrospective application had no material effect on other amounts. The effect of the exchange of preferred stock in the 2007 Reorganization has been applied to shareholders’ equity and per share amounts in the consolidated financial statements from the effective date of the 2007 Reorganization.

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

As the 2004 Reorganization resulted in a transfer of control of the Company, the 2004 Reorganization was accounted for as a business combination utilizing the purchase method.

In connection with the 2004 Reorganization, GE indemnified the Company for potential income tax and other tax related liabilities relating to periods prior to the 2004 Reorganization. Subsequent to the 2004 Reorganization, any income tax adjustments for periods prior to the 2004 Reorganization and related recoveries would be recordable as adjustments to the goodwill prior to adoption of new Financial Accounting Standards Board (FASB) guidance on Business Combinations but thereafter, the adjustments to uncertain tax positions will be recognized in the consolidated statement of income under the FASB guidance on Business Combinations.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

1. Nature of Operations (Continued)

However, because GE has indemnified the Company for these amounts, the net adjustment to goodwill for 2007 and 2008 was $0. Adjustments for taxes are recorded through the income statement, as are any related recoveries from GE pursuant to its indemnities. The Company has elected to adjust any such recoveries for taxes other than income taxes against the related expense. Amounts due from GE for taxes other than income taxes, under such indemnification were ($4,403) and $0, respectively, for the years ended December 31, 2008 and 2009.

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

(b) Nature of Operations

The Company is a leader in the globalization of services and technology and a pioneer in managing business processes for companies around the world. The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services. The Company delivers services from a global network of approximately 39 locations in thirteen countries. The Company’s service delivery locations, referred to as Delivery Centers, are in India, the United States (“U.S.”), China, Mexico, Romania, The Netherlands, Hungary, The Philippines, Spain, Poland, Guatemala, South Africa and Morocco.

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

The noncontrolling interest disclosed in the accompanying consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the profits or losses associated with the noncontrolling partners’ interest in those operations. The noncontrolling partners are individually liable for the tax obligations on their share of profit as it is a partnership and, accordingly, noncontrolling interest has been computed prior to tax and disclosed accordingly in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

On January 1, 2009 the Company reclassified amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of Equity on the accompanying consolidated balance sheets and consolidated statements of equity and comprehensive income (loss). Additionally, net income attributable to noncontrolling interest is shown separately from net income in the consolidated statements of income. This reclassification had no effect on the Company’s previously reported financial position or results of operations.

Prior period amounts related to noncontrolling interest (previously referred to as minority interest) have been reclassified to conform to the current period consolidated financial statement presentation.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the carrying amount of property, plant and equipment, intangibles and goodwill, the provision for doubtful receivables and the valuation allowance for deferred tax assets, valuation of derivative financial instruments, the measurements of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the consolidated financial statements.

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

Customer contracts can also include incentive payments received for discreet benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.

Revenue with respect to fixed-price contracts for development of software is recognized on a percentage of completion method. Guidance has been drawn from FASB guidance on Software – Revenue Recognition (previously referred to in paragraph 95 of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition), to account for revenue from fixed price arrangements for software development and related services in conformity with FASB guidance on Revenue Recognition – Construction–Type and Production-Type Contracts (previously referred to as SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”). The input (effort

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

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

Revenues are reported net of value-added tax, business tax and applicable discounts and allowances. Reimbursements of out-of-pocket expenses received from customers have been included as part of revenues.

(d) Cash and cash equivalents

Cash and cash equivalents consist of cash balances and all highly liquid investments purchased with an original maturity of three months or less.

(e) Short term investments

All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short term investments. Marketable short term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses on investments are determined based on the specific identification method and are included in “Other income (expense), net”. The Company does not hold these investments for speculative or trading purposes.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on Company’s consolidated balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software.

Advances paid towards acquisition of property, plant and equipment outstanding as of each balance sheet date and the cost of property, plant and equipment not put to use before such date are disclosed under “Capital work in progress”.

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

(h) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units.

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

(j) Foreign currency

The consolidated financial statements are reported in U.S. Dollars. The functional currency of the Company is U.S. Dollars. The functional currency for subsidiaries organized in Europe, other than the U.K., is the Euro, and the functional currencies of subsidiaries organized in Brazil, China, Guatemala, India, Japan, Morocco, the Philippines and the U.K. are their respective local currencies. The functional currency of all other legal entities forming part of the Company is the U.S. Dollar. The translation of the functional currencies of the respective subsidiaries into U.S. Dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (loss), net, as a separate component of shareholders’ equity.

Monetary assets and liabilities of each subsidiary denominated in currencies other than the subsidiary’s functional currency are translated into their respective functional currency at the rates of exchange prevailing at the balance sheet date. Transactions of each subsidiary in currencies other than the subsidiary’s functional currency are translated into the respective functional currency at the average monthly exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the consolidated statements of income.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

The Company recognizes derivative instruments and hedging activities as either assets or liabilities in its consolidated balance sheets and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (loss), net of taxes until the hedged transactions occur and are then recognized in the consolidated statements of income along with the underlying hedged item and disclosed as part of “Total net revenues”, “Cost of revenue” and “Selling, general and administrative expenses”, as applicable. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow, and interest rate hedges are recognized in the consolidated statements of income and are included in foreign exchange (gains) losses, net, and other income (expense), net, respectively.

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

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent change in its fair value in the consolidated statements of income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in the consolidated statements of income the gains and losses attributable to such derivative that were accumulated in other comprehensive income (loss).

(m) Income taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating loss carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the consolidated statement of income in the period that includes the enactment date or the filing/ approval date of the tax status change. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On January 1, 2007, the Company modified its policies for accounting for uncertain tax positions. The Company applies a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

more likely than not sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. The Company includes interest and penalties related to unrecognized tax benefits within its provision for income tax expense.

(n) Retirement benefits

Contributions to defined contribution plans are charged to consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.

(o) Share-based compensation

Effective January 1, 2006, the Company adopted fair value accounting for its share based compensation plan following the prospective transition method. The Company recognizes and measures compensation expense for all share-based awards based on the grant date fair value determined under the option pricing model of those awards. The Company recognizes compensation expense for stock options net of estimated forfeitures. Share-based compensation recognized in the consolidated statements of income for the years ended December 31, 2007, 2008 and 2009 is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to adoption of fair value accounting for its share based compensation plans the Company followed the minimum value method, to account for its stock-based awards. Under this method, compensation expense was recorded on the date of grant if the fair value of the underlying stock on date of grant exceeded the present value of the stock options on the date of grant. The Company amortizes the cost using the accelerated method of cost recognition. As required under the prospective transition method, for the portion of awards outstanding at the date of initial application of the fair value method, the Company continues to apply the minimum value method. For awards granted after the adoption of fair value method, the Company amortizes the compensation cost on a straight-line basis over the vesting period.

(p) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a significant shareholder, and with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

evaluation of customers. GE accounted for 39% and 46% of receivables as of December 31, 2008 and 2009, respectively. GE accounted for 58%, 47% and 40% of revenues for the years ended December 31, 2007, 2008 and 2009, respectively.

(q) Earnings (loss) per share

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

(s) Recently adopted accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for impact on the Company’s consolidated financial statements.

The following recently released accounting standards have been adopted by the Company and certain disclosures in the consolidated financial statements and footnotes to the consolidated financial statements have been modified. Adoption of these standards did not impact the consolidated financial results as they are disclosure-only in nature:

•

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the Company adopted these new requirements on January 1, 2009. See note 8 for information and related disclosures.

•

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The Company adopted these requirements in the quarter ended June 30, 2009.

•

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009.

•

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.

•

In December 2008, the FASB issued guidance regarding employers’ disclosures about postretirement benefit plan assets. This guidance requires more detailed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined in the Codification) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. See note 19 for information and related disclosures.

•

In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. This guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions, the Company adopted this new guidance on January 1, 2009 via retrospective application of the presentation and disclosure requirements. See “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Equity and Comprehensive Income (Loss)”, and note 2(a) for information and related disclosures regarding noncontrolling interest.

The following recently released accounting standards have been adopted by the Company without material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures:

•

The FASB guidance on fair value measurements and disclosures became effective January 1, 2008. However, in February 2008, the FASB delayed the effective date regarding fair value measurements and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to January 1, 2009.

•

In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new requirements apply to intangible assets acquired after January 1, 2009.

•

In November 2008, the FASB’s issued guidance which continues to account for the initial carrying value of equity method investments on a cost accumulation model, which generally excludes contingent consideration. This FASB guidance also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, this FASB guidance reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. This FASB guidance also addresses the accounting for a change in an investment from the equity method to the cost method. This FASB guidance affirms existing guidance which requires cessation of the equity method of accounting and the application of the cost method under this guidance. The Company adopted the FASB guidance effective January 1, 2009.

•

In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision the guidance on contingencies which existed prior to January 1, 2009. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Accounting Standards Codification (ASC) Topic 450 on contingencies.

•

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance for the quarter ended June 30, 2009.

•

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the quarter ended June 30, 2009.

•

In January 2010, the FASB issued guidance which modified the scope provisions that were originally contained in ASC 810-10 on noncontrolling interests and also expands required disclosures about the fair

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

value measurements in accounting for a change in ownership of a subsidiary and previously held equity interests in business combinations achieved in stages. The guidance is effective for the first interim or annual reporting period ending on or after December 15, 2009 and is to be applied on a retrospective basis.

(t) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period.

3. Business acquisitions

(a) Genpact Netherlands B.V. (ICE)

On March 1, 2007, the Company acquired E-Transparent B.V. (subsequently renamed as Genpact Netherlands B.V.) and certain related entities, which are controlling partners in a partnership known as ICE, for cash consideration of $20,135 and 1,442,316 common shares of the Company with an estimated fair value of $23,265. Additionally, acquisition-related expenses as incurred by the Company amounted to $1,912. The purchase consideration excluding contingent consideration amounted to $45,313. Through this acquisition, the Company provides SAP enterprise solutions to business enterprises. ICE also has certain noncontrolling partners and interest related to such noncontrolling partners has been shown as noncontrolling interest.

The operations of ICE have been consolidated in the financial statements of the Company from March 1, 2007.

The purchase price has been allocated based on management’s estimates of the fair values of the acquired assets and liabilities as follows:

Tangible fixed assets	$556
Current assets and liabilities, net	2,179
Customer related intangible assets	4,120
Goodwill	39,509
Deferred tax liabilities, net	(1,051)

$45,313

The terms of the acquisition agreement for ICE provided for the payment of contingent consideration in 2009 to the former shareholders of ICE, if certain profitability targets were met. As a result of achieving these profitability targets, in May 2008 the Company entered into an agreement with the former shareholders of ICE providing that additional purchase consideration of $23,539 would be paid unconditionally on February 16, 2009, and recorded the payable with an offset to goodwill in the second quarter of 2008. Such amount was paid on February 16, 2009.

(b) Axis Risk Consulting Services Private Limited (Axis)

In December 2007, the Company consummated a transaction to acquire 100% of the outstanding shares of Axis for cash consideration of $4,541 and 143,453 common shares of the Company issued to selling

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

3. Business acquisitions (Continued)

shareholders. 94,610 common shares that were issued to selling shareholders who became employees of the Company are subject to restrictions on transfer linked to continued employment with the Company for a specified period. The Company has accounted for such shares as compensation for services as the compensation was contingent upon continued employment of the relevant employees. Accordingly only 48,843 common shares have been considered as part of purchase consideration with a fair value of $698. Additionally, acquisition-related expenses as incurred by the Company amounted to $95. The total purchase consideration amounted to $5,334. Axis is engaged in the business of providing risk consultancy, advisory and risk assurance services.

The purchase price has been allocated based on management’s estimates of the fair values of the acquired assets and liabilities as follows:

Tangible fixed assets	$531
Current assets and liabilities, net	(1,726)
Customer related intangible assets	1,077
Goodwill	5,248
Deferred tax assets, net	204

$5,334

4. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2008 and 2009 comprise:

	As of December 31,
	2008	2009
Deposits with banks	$75,277	$192,222
U.S. Treasury bills	48,690	38,549
Other cash and bank balances	60,083	57,963

	$184,050	$288,734

5. Short Term Investments

The components of the Company’s short term investments as of December 31, 2008 and 2009 are as follows:

	As of December 31, 2008
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$141,662	$—	$—	$141,662

	$141,662	$—	$—	$141,662

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

5. Short Term Investments (Continued)

	As of December 31, 2009
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$132,798	$—	$197	$132,601

	$132,798	$—	$197	$132,601

The fair value of short term investments approximates the carrying value as of December 31, 2008.

6. Accounts receivable, net of provision for doubtful receivables

The following table provides provision for doubtful receivables as recorded by the Company:

As of December 31,	Balance at the beginning of the year	Additions charged to cost and expense	Deductions	Balance at the end of the year
2007	$1,818	3,934	(247)	$5,505
2008	$5,505	1,876	(1,375)	$6,006
2009	$6,006	1,614	(2,391)	$5,229

Accounts receivable were $235,303 and $258,911, and provision for doubtful receivables were $6,006 and $5,229, resulting in net accounts receivable balances of $229,297 and $253,682, as of December 31, 2008 and 2009, respectively.

Accounts receivable from a significant shareholder, GE, were $90,308 and $117,697, and provision for doubtful receivables were $1,515 and $1,469, resulting in net accounts receivable balances of $88,793 and $116,228, as of December 31, 2008 and 2009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

7. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and notes, and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and loans held for sale were determined using the following inputs as of December 31, 2008 and 2009:

	As of December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$4,348	$—	$4,348	$—
Loans held for sale (Note a)	759	—	—	759
U.S. Treasury bills (Note c)	190,352	190,352	—	—

Total	$195,459	$190,352	$4,348	$759

Liabilities
Derivative Instruments (Note b)	$386,951	$—	$386,951	$—

Total	$386,951	$—	$386,951	$—

	As of December 31, 2009
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$30,347	$—	$30,347	$—
Loans held for sale (Note a)	552	—	—	552
U.S. Treasury bills and notes (Note c)	171,150	171,150	—	—

Total	$202,049	$171,150	$30,347	$552

Liabilities
Derivative Instruments (Note b)	$159,965	$—	$159,965	$—

Total	$159,965	$—	$159,965	$—

(a)	Included in prepaid expenses and other current assets, and other assets in the consolidated balance sheets.

(b)	Included in accrued expenses and other current liabilities, and other liabilities in the consolidated balance sheets.

(c)	Included in either cash and cash equivalents or short term investment, depending on the maturity profile, in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

7. Fair Value Measurements (Continued)

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Year ended December 31,
	2008	2009
Opening balance, net	$1,743	$759
Impact of fair value included in earnings	(984)	552
Settlements	—	(759)

Closing balance, net	$759	$552

The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from multiple independent sources including financial institutions. Loans held for sale are valued using collateral values based on inputs from a single source when the Company is not able to corroborate the inputs and assumptions with other relevant market information. Investments in U.S. Treasury bills which are classified as available-for-sale and cash and cash equivalents, depending on the maturity profile, are measured using quoted market prices at the reporting date multiplied by the quantity held.

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

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31,		As of December 31,
	2008	2009	2008	2009
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,526,000	$2,215,000	$(334,212)	$(115,883)
United States Dollars (sell) Mexican Peso (buy)	24,000	15,400	(4,660)	599
United States Dollars (sell) Philippines Peso (buy)	8,000	20,550	(68)	577
Euro (sell) United States Dollars (buy)	13,831	44,329	(171)	(42)
Euro (buy) United States Dollars (sell)	23,033	—	(2,181)	—
Euro (sell) Hungarian Forints (buy)	29,739	9,095	(767)	108
Euro (sell) Romanian Leu (buy)	101,914	63,637	(32,210)	(7,781)
Japanese Yen (sell) Chinese Renminbi (buy)	59,859	62,483	(9,983)	(4,985)
Pound Sterling (sell) United States Dollars (buy)	11,993	51,149	1,568	406
Australian Dollars (sell) United States Dollars (buy)	4,418	26,461	81	(2,617)

			$(382,603)	$(129,618)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.

(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging (previously referred to as SFAS No. 133) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges of forecasted revenues and purchase of services. In addition to this the Company also has derivative instruments that are not designated as hedges under the FASB guidance, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

The fair value of the derivative instruments and their location on the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2008	As of December 31, 2009	As of December 31, 2008	As of December 31, 2009
Assets

Prepaid expenses and other current assets	$2,766	$4,133	$1,373	$3,502
Other assets	$209	$22,712	$—	$—

Liabilities

Accrued expenses and other current liabilities	$100,381	$97,696	$9,571	$2,175
Other liabilities	$276,999	$60,094	$—	$—

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

In connection with cash flow hedges, the Company has recorded as a component of accumulated other comprehensive income (loss) or OCI within equity a gain (loss) of ($247,025), and ($87,001), net of taxes, as of December 31, 2008 and 2009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss reclassified from accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss classified from Accumulated OCI into Income (Effective Portion)			Location of (Gain) Loss recognized in Income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of (Gain) Loss recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
	As of December 31,			Year ended December 31,				Year ended December 31,
	2008	2009		2007	2008	2009		2007	2008	2009
Forward foreign exchange contracts	$(374,406)	$(130,945)	Revenue	$(487)	$(2,783)	$6,645	Foreign exchange (gains) losses, net	$—	$—	$—
			Cost of revenue	(32,525)	(7,402)	43,344
			Selling, general and administrative expenses	(13,083)	(3,901)	10,985

	$(374,406)	$(130,945)		$(46,095)	$(14,086)	$60,974		$—	$—	$—

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income	Amount of (Gain) Loss recognised in Statement of Income
		Year ended December 31,
		2007	2008	2009
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(24,552)	$37,237	$(8,153)
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	—	—	11,746
Interest rate swaps (Note c)	Other income (expense), net	69	283	—

		$(24,483)	$37,520	$3,593

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income. The amount of (gains) losses for the year ended 2007 includes realized (gains) losses and changes in the fair value of Options amounting to $(1,068).

(b)

These forward foreign exchange contracts were initially designated as cash flow hedges under FASB guidance on Derivatives and Hedging. The net loss amounts of $0, $0 and $11,746 for the years ended December 31, 2007, 2008 and 2009 respectively, include the recognition of previously unrecognized losses for certain

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

derivative contracts accounted for within accumulated other comprehensive income (loss). These losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. For the years ended December 31, 2007, 2008 and 2009, losses of $0, $0 and $13,964, respectively, were recognized in the consolidated statements of income related to these non-designated contracts. In addition, these amounts also include subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

(c)	The Company uses derivative instruments that are not designated as hedges under FASB guidance on Derivatives and Hedging, to hedge the fluctuations in interest rate on borrowings. Realized (gains) losses and changes in the fair value of these derivatives are recorded in other income (expense), net in the consolidated statements of income.

9. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2008	2009
Advance taxes	$24,700	$47,966
Deferred transition costs	47,006	39,765
Loans held for sale	759	552
Derivative instruments	4,139	7,635
Employee advances	2,611	2,214
Advances to suppliers	1,795	3,998
Prepaid expenses	5,867	9,492
Deposits	499	1,411
Others	3,988	3,527

	91,364	116,560
Less: Due from a significant shareholder	(1,428)	(9)

	$89,936	$116,551

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

10. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2008	2009
Land	$14,610	$20,355
Buildings	38,708	40,641
Furniture and fixtures	22,002	23,763
Computer equipment and servers	93,408	111,094
Plant, machinery and equipment	32,329	40,583
Computer software	50,028	68,012
Leasehold improvements	47,672	58,705
Vehicles	7,225	7,439
Capital work in progress	13,067	10,658

Property, plant and equipment, gross	319,049	381,250
Less: Accumulated depreciation and amortization	(144,783)	(192,138)

Property, plant, and equipment, net	$174,266	$189,112

Depreciation expense on property, plant and equipment for the years ended December 31, 2007, 2008 and 2009 was $34,665, $37,094 and $44,601, respectively. The amount of computer software amortization for the years ended December 31, 2007, 2008 and 2009 was $9,434, $16,819 and $12,415, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to ($3,553), ($727) and $3,969 for the years ended December 31, 2007, 2008 and 2009, respectively.

Property, plant and equipment, net include assets held under capital lease arrangements, which consist of the following:

	As of December 31,
	2008	2009
Vehicles	$6,133	$5,981
Furniture and fixtures	2,609	2,741

	8,742	8,722
Less: Accumulated depreciation	(2,866)	(5,146)

	$5,876	$3,576

Depreciation expense in respect of these assets was $1,966, $2,122 and $3,390 for the years ended December 31, 2007, 2008 and 2009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Goodwill and intangible assets

The following table presents the changes in goodwill for the years ended December 31, 2008 and 2009:

	As of December 31,
	2008	2009
Opening balance	$601,120	$531,897
Additional goodwill representing contingent consideration in Genpact Netherlands B.V. (ICE)	23,539	—
Reversal of valuation allowance recorded in connection with past business acquisitions	(356)	—
Effect of exchange rate fluctuations	(92,406)	16,826

Closing balance	$531,897	$548,723

Goodwill has been allocated as follows:

	As of December 31,
	2008	2009
India	$394,458	$405,466
China	22,253	22,319
Europe	17,206	18,472
Americas	37,604	37,604
Others	60,376	64,862

	$531,897	$548,723

During 2008 and 2009, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in either year. The results of evaluation showed that the fair values of all the reporting units exceeded their respective carrying values. The total amount of goodwill deductible for tax purposes is $15,980 and $13,805 as of December 31, 2008 and 2009, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2008			As of December 31, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$203,001	$146,059	$56,942	$208,117	$172,076	$36,041
Marketing-related intangible assets	15,433	10,508	4,925	15,685	15,685	—
Contract-related intangible assets	458	458	—	471	471	—
Other intangible assets	343	43	300	343	156	187

	$219,235	$157,068	$62,167	$224,616	$188,388	$36,228

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2007, 2008 and 2009 were $36,938, $36,513 and $25,969, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

11. Goodwill and intangible assets (Continued)

Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the years ended December 31, 2007, 2008 and 2009 was $1,018, $913 and $571, respectively, and has been reported as a reduction of revenue. As of December 31, 2009, the unamortized value of the intangible asset was $552, which will be amortized in future periods and reported as a reduction of revenue.

The estimated amortization schedule for the intangible assets for future periods is set out below:

For the year ending December 31
2010	$14,032
2011	9,381
2012	7,375
2013	3,264
2014	2,176

$36,228

12. Other assets

Other assets consist of the following:

	As of December 31,
	2008	2009
Advance taxes	$7,322	$10,474
Deferred transition costs	38,417	28,119
Deposits	21,549	22,646
Derivative instruments	209	22,712
Prepaid expenses	688	1,214
Others	3,505	4,082

	$71,690	$89,247

13. Loans held for sale

Loans held for sale were $2,049 and $1,009, and provision against loans held for sale were $1,290 and $457, resulting in net loans held for sale balances of $759 and $552 as of December 31, 2008 and 2009, respectively. Additionally, the Company has reserved $696 and $226 as of December 31, 2008 and 2009, respectively, for estimated losses on loans sold.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

14. Leases

The Company has taken vehicles, and furniture and fixtures on lease from a significant shareholder and other lessors under capital lease arrangements. Future minimum lease payments are as follows:

As of December 31:
2010	$2,544
2011	1,995
2012	1,355
2013	553
2014	4

Total minimum lease payments	6,451
Less: amount representing future interest	(1,116)

Present value of minimum lease payments	5,335
Less: current portion	(1,956)

Long-term capital lease obligations	$3,379

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

Year ending December 31:
2010	$23,457
2011	23,026
2012	20,428
2013	18,932
2014 and beyond	51,263

Total minimum lease payments	$137,106

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight line basis over the lease term. Rent expenses under cancellable and non-cancellable operating leases were $18,400, $41,360 and $40,278 for the years ended December 31, 2007, 2008 and 2009, respectively.

The above rental expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to ($2,099), ($614) and $2,790 for the years ended December 31, 2007, 2008 and 2009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

15. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2008	2009
Accrued expenses	$64,484	$73,061
Accrued employee cost	59,114	72,882
Deferred transition revenue	54,716	46,983
Statutory liabilities	13,880	16,589
Retirement benefits	14,293	8,217
Derivative instruments	109,952	99,871
Advance from customers	15,335	10,397
Other liabilities	26,267	2,616

	358,041	330,616
Less: Due to a significant shareholder	(10,865)	(7,843)

	$347,176	$322,773

16. Short-term borrowings

The Company has the following borrowing facilities:

(a)	fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees, short-term loans, and forward hedging. As of December 31, 2008 and 2009, the limits available were $41,927 and $42,310, respectively, and an amount of $ 177 was outstanding as of 31 December 2009 bearing interest of 7.28% p.a. (overnight BUBOR of 5.78% + margin of 1.5%)

(b)	fund-based and non-fund-based revolving credit facilities of $145,000 for operational requirements in the form of overdrafts and letters of credit, expiring in 2011. As of December 31, 2008 and 2009, the fund-based outstanding balances were $25,000 and $0, respectively. These facilities bear interest at LIBOR plus a margin of 0.70% to 0.875% (depending upon leverage). Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on indebtedness of the Company.

17. Long-term debt

The outstanding loan bears interest at LIBOR plus a margin (depending on the Company’s leverage). The interest rates were 4.51% and 1.01%, as of December 31, 2008 and 2009, respectively. Indebtedness under the loan agreement is secured by certain assets, and the agreement contains certain covenants including a restriction on indebtedness of the Company. The amounts outstanding were $99,204 and $69,665, as of December 31, 2008 and 2009, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

17. Long-term debt (Continued)

The maturity profile of these loans is as follows:

Year
2010	$44,715
2011	24,950

$69,665

18. Other liabilities

Other liabilities consist of the following:

	As of December 31,
	2008	2009
Accrued employee cost	$4,974	$2,434
Deferred transition revenue	45,814	33,013
Retirement benefits	2,511	7,049
Derivative instruments	276,999	60,094
Amount received from a significant shareholder under indemnification arrangement, pending adjustment	7,322	10,474
Others	5,101	6,444

	342,721	119,508
Less: Due to a significant shareholder	(7,322)	(10,474)

	$335,399	$109,034

19. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. Current service costs for the Gratuity Plan are accrued in the year to which they relate on a monthly basis. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

The following table sets forth the funded status of the Gratuity Plan and the amounts recognized in the Company’s consolidated financial statements based on an actuarial valuation carried out as of December 31, 2008 and 2009.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

19. Employee benefit plans (Continued)

	As of December 31,
	2008	2009
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$6,900	$8,036
Service cost	1,623	1,969
Actuarial loss (gain)	1,531	287
Interest cost	641	806
Benefits paid	(1,082)	(992)
Effect of exchange rate changes	(1,577)	310

Projected benefit obligation at the end of the year	$8,036	$10,416

	As of December 31,
	2008	2009
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$5,248	$6,270
Employer contributions	2,777	3,908
Actual gain on plan assets	308	670
Benefits paid	(1,082)	(992)
Effect of exchange rate changes	(981)	167

Fair value of plan assets at the end of the year	$6,270	$10,023

Amounts included in accumulated other comprehensive income (loss) as of December 31, 2008 and 2009 were as follows:

	As of December 31,
	2008	2009
Net actuarial loss	$(2,486)	$(2,451)
Deferred tax assets	148	152

Accumulated other comprehensive income, net	$(2,338)	$(2,299)

Changes in accumulated other comprehensive income (loss) during the year ended December 31, 2009 were as follows:

Net Actuarial loss	$(325)
Amortization of net actuarial loss	427
Deferred income taxes	—
Effect of exchange rate changes	23

Accumulated other comprehensive income (loss), net	$125

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

19. Employee benefit plans (Continued)

Net Gratuity Plan costs for the years ended December 31, 2007, 2008 and 2009 include the following components:

	Year ended December 31,
	2007	2008	2009
Service costs	$1,325	$1,623	$1,969
Interest costs	345	641	806
Amortization of actuarial loss	268	465	427
Expected return on plan assets	(286)	(347)	(567)

Net Gratuity Plan costs	$1,652	$2,382	$2,635

The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $348.

The weighted average assumptions used to determine the benefit obligations as of December 31, 2008 and 2009 are presented below:

	As of December 31,
	2008	2009
Discount rate	8.75%	7.90%
Rate of increase in compensation per annum	10.5% for first 3 years & 7% thereafter	8.0%

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2007, 2008 and 2009 are presented below:

	Year ended December 31,
	2007	2008	2009
Discount rate	8.5%	9.00%	8.75%
Rate of increase in compensation per annum	11.5% for first 3 years & 8% thereafter	11.5% for first 3 years & 8% thereafter	10.5% for first 3 years & 7% thereafter

Expected long term rate of return on plan assets per annum	7.5%	7.5%	7.5%

The above expected return on plan assets is based on Company’s expectation of the average long term rate of return expected to prevail over the next 15 to 20 years on the types of investments prescribed as per the statutory pattern of investment.

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards. Unrecognized actuarial loss is amortized over the average remaining service period of the active employees expected to receive benefits under the plan.

The Company contributes the required funding for all ascertained liabilities to the Genpact India Employees’ Gratuity Fund. Trustees administer contributions made to the trust, and contributions are invested in

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

19. Employee benefit plans (Continued)

specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies. These funds further invest in debt securities like money market instruments, government securities and public and private bonds. During the years ending December 31, 2007, 2008 and 2009, all of the plan assets were primarily invested in debt securities.

The fair values of Company’s plan assets as of December 31, 2009 by asset category are as follows:

	As of December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$163	$163	$—	$—
Fixed Income Securities (Note a)	7,954	—	7,954	—
Other Securities (Note b)	1,906	—	1,906	—

Total	$10,023	$163	$9,860	$—

(a)	Include investment in funds which invest 100% in fixed income securities like money market instruments, government securities and public and private bonds.

(b)	Include investment in funds which invest 50% to 85% in fixed income securities and the remaining portion in equity securities.

The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown:

Year ending December 31,
2010	$1,869
2011	2,421
2012	2,735
2013	2,958
2014	3,176
2015–2019	12,985

$26,144

The expected benefit payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2009.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

19. Employee benefit plans (Continued)

Defined contribution plans

During the years ended December 31, 2007, 2008 and 2009, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2007	2008	2009
India	$9,359	$8,654	$8,111
U.S.	1,741	1,047	1,011
U.K.	813	658	561
Hungary	176	101	62
China	3,368	5,977	6,771
Morocco	—	—	100
Mexico	87	101	57
South Africa	—	—	87

Total	$15,544	$16,538	$16,760

20. Share-based compensation

The Company has issued options under the Genpact Global Holdings 2005 Plan (the “2005 Plan”), Genpact Global Holdings 2006 Plan (the “2006 Plan”), Genpact Global Holdings 2007 Plan (the “2007 Plan”) and Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) to eligible persons who are employees, directors and certain other persons associated with the Company. As stated in note 1(a), as part of the 2007 Reorganization, GGH’s existing equity-based compensation plans were assigned to Genpact Limited. As a result, all outstanding options issued under existing equity-based compensation plans became options to acquire common shares of Genpact Limited. As the fair value of options immediately before and after the 2007 Reorganization were the same, there is no accounting effect of the 2007 Reorganization.

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

A brief summary of each plan is provided below:

2005 Plan

Under the 2005 Plan, which was adopted on July 26, 2005, the Company is authorized to issue up to 12,210,750 options to eligible persons and has granted 12,403,445 options up to the year ended December 31, 2009.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Share-based compensation (Continued)

2006 Plan

Under the 2006 Plan, which was adopted on February 27, 2006, the Company is authorized to issue up to 4,942,369 options to eligible persons and has granted 5,260,692 options up to the year ended December 31, 2009.

2007 Plan

Under the 2007 Plan, which was adopted on March 27, 2007, the Company is authorized to issue up to 16,733,250 options to eligible persons and has granted 8,647,050 options up to the year ended December 31, 2009.

2007 Omnibus Plan

The Company adopted the 2007 Omnibus Plan on July 13, 2007. The 2007 Omnibus Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, share appreciation rights, restricted share awards, restricted share units, performance units, cash incentive awards and other equity-based or equity-related awards. Under the 2007 Omnibus Plan the Company is authorized to grant awards for the issuance of common shares in the future up to a limit of 9,406,800 common shares to eligible persons, of which 6,706,033 options and 325,000 Restricted Share Units were granted up to the year ended December 31, 2009.

The share-based compensation costs relating to the above plans during the years ended December 31, 2007, 2008 and 2009, were $13,021, $16,936 and $19,262, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

The tax benefit recognized in relation to share based compensation charge during the years ended December 31, 2007, 2008 and 2009 was $449, $3,001 and $4,617, respectively. No realized tax benefit on the options exercised during the years ended December 31, 2007, 2008 and 2009 has been recorded through shareholders’ equity due to losses in U.S. subsidiaries.

The options granted are subject to the requirement of vesting. Options granted under the plan are exercisable into common shares of the Company, have a contractual period of ten years and vest over four to five years, unless specified otherwise in the applicable award agreement. For options granted after January 1, 2006, the Company recognizes compensation cost over the vesting period of the option. Compensation cost is determined at the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.

The following table shows the significant assumptions used in connection with the determination of the fair value of options in 2007, 2008 and 2009:

	2007	2008	2009
Dividend yield	—	—	—
Expected life (in months)	75-90	78	76-78
Risk free rate of interest	4.37%-4.78%	3.04%-3.62%	2.07%-3.39%
Volatility	39.91%-40.92%	37.7%-42.32%	37.7%-46.44%

Volatility was calculated based on the historical volatility of our comparative companies during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Share-based compensation (Continued)

“simplified method” which is based on the average of the vesting term and contractual term of the option. The risk-free interest rate that we use in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. Expected dividends during the estimated term of the option are based on recent dividend activity; the Company has not paid any cash dividends in the recent period and do not anticipate doing so in the foreseeable future.

The Company has issued, and intends to continue to issue, new shares to satisfy stock option exercises under its incentive plans.

A summary of the options granted during the years ended December 31, 2007, 2008 and 2009 is set out below:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Share-based compensation (Continued)

	Year ended December 31, 2009
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2009	23,820,664	$9.75	7.9	$—
Granted	1,446,630	11.09	—	—
Forfeited	(1,801,880)	12.85	—	—
Expired	(240,920)	14.14	—	—
Exercised	(2,830,995)	4.69	—	28,917

Outstanding as of December 31, 2009	20,393,499	$10.23	7.2	$103,942

Vested and exercisable as of December 31, 2009 and expected to vest thereafter (Note a)	18,519,983	$10.20	7.2	$95,044
Vested and exercisable as of December 31, 2009	6,729,735	$5.69	6.2	$62,516
Weighted average grant date fair value of grants during the year	$4.93

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of December 31, 2009, the total remaining unrecognized share-based compensation costs for options expected to vest amounted to $47,075, which will be recognized over the weighted average remaining requisite vesting period of 3.06 years.

Effective April 1, 2007, an amendment was made to the Indian Income Tax Act to subject specified securities allotted or transferred by an employer to its employee’s resident in India to fringe benefit tax, or FBT. When an employee covered under the Indian Income Tax Act exercises a stock option, the shares issued, or allocated and transferred, by the Company to such employee are subject to FBT. The employer liability for FBT arises and is expensed by the Company at the time of such employee’s exercise of the stock option.

On August 18, 2009, a further amendment was made to the Indian Income Tax Act, with retroactive effect from April 1, 2009, abolishing the provisions of FBT. Thus any exercises of stock options by the employee on or after April 1, 2009, the shares issued, or allocated and transferred by the Company, would no longer be subject to FBT.

During the period when FBT was applicable, the Company was entitled to and the Company’s plans allowed for the collection of the FBT payable from the employee in connection with and at the time of the stock option exercise. The FBT recovered from the employee was treated as an increase in the exercise price. The weighted average grant date fair value of stock options granted during the period when FBT was applicable, reflected an exercise price that included the recovered tax. The FBT recovery by the Company from an employee was recorded as additional paid-in capital in the Consolidated Statements of Equity and Comprehensive Income (Loss).

Share Issuances Subject to Restrictions

In connection with the acquisition of Axis Risk Consulting Services Private Limited in 2007, 143,453 common shares were issued to selling shareholders. Of the common shares that were issued, 94,610 common

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Share-based compensation (Continued)

shares were issued to selling shareholders who became employees of the Company and are subject to restrictions on transfer linked to continued employment with the Company for a specified period. The Company has accounted for such shares as compensation for services.

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the year ended December 31, 2007, 2008 and 2009 is set out below:

	Year ended December 31, 2007
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as at January 1, 2007	—	$—
Granted	94,610	14.04
Vested and allotted	—	—
Forfeited	—	—

Outstanding as at December 31, 2007	94,610	$14.04

	Year ended December 31, 2008
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as at January 1, 2008	94,610	$14.04
Granted	—	—
Vested and allotted	(23,651)	14.04
Forfeited	—	—

Outstanding as at December 31, 2008	70,959	$14.04

	Year ended December 31, 2009
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as at January 1, 2009	70,959	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—

Outstanding as at December 31, 2009	47,306	$14.04

As of December 31, 2009, the total remaining unrecognized share-based compensation costs related to Restricted Shares amounted to $363 which will be recognized over the weighted average remaining requisite vesting period of 1.25 years.

Restricted Share Units

During the year ended December 31, 2009, the Company granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

20. Share-based compensation (Continued)

the market price of one common share of the Company on the date of grant. The RSUs granted to date have vesting schedules of three to four years and a contractual period of ten years. The compensation expense is recognized on a straight line over the vesting term.

A summary of RSUs granted during the year ended December 31, 2009 is set out below:

	Year ended December 31, 2009
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2009	—	$—
Granted	325,000	10.09
Vested and allotted	—	—
Forfeited	—	—

Outstanding as at December 31, 2009	325,000	$10.09

As of December 31, 2009, the total remaining unrecognized share-based compensation costs related to RSUs amounted to $2,713 which will be recognized over the weighted average remaining requisite vesting period of 3.02 years.

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

During the year ended December 31, 2009, common shares issued under ESPP were 41,476.

The ESPP was considered as non compensatory under the FASB guidance on Compensation-Stock Compensation (previously referred to as SFAS No. 123(R) “Share Based Payment”) until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expenses for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. During the year ended December 31, 2009, $23 has been recognized as compensation expense, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

21. Capital stock

The Company’s authorized capital stock as of December 31, 2008 and 2009 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. Of the above, the Company had 214,560,620 and 217,433,091 common shares, and 0 and 0 preferred shares, issued and outstanding as of December 31, 2008 and 2009, respectively.

The holders of common shares are entitled to one vote per share. Upon the liquidation, dissolution or winding up of the Company, common shareholders are entitled to receive a ratable share of the available net assets of the Company after payment of all debts and other liabilities. The common shares have no preemptive, subscription, redemption or conversion rights.

The Company’s board of directors by resolution can establish one or more series of preferred shares having such par value, designations, dividend rates, relative voting rights, conversion or exchange rights, redemption rights, liquidation rights and other relative participation, optional or other rights, qualifications, limitations or restrictions as may be fixed by the board of directors without any shareholder approval. Such rights, preferences, powers and limitations as may be established could also have the effect of discouraging an attempt to obtain control of the Company. These preferred shares are of the type commonly known as “blank-check” preferred shares.

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

The preferred shareholders also had the right, at any time and from time to time, to convert any or all of such holder’s shares, including all dividends accrued but unpaid on each share of the preferred stock, into common shares in the ratio of the Accreted Value at such time to the conversion price of $623. As the accrued dividend was convertible at a conversion price that is less than the fair value of the common shares on the dividend accrual date, the Company has recorded a beneficial conversion feature under the FASB guidance on Debt with Conversion and Other Options (previously referred to as EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), relating to the convertible accrued dividend. Accordingly, accrued preferred dividends include amounts aggregating $28,289 for 2007 relating to the beneficial conversion feature.

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

21. Capital stock (Continued)

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

Under Bermuda law, the Company may declare and pay dividends from time to time unless there are reasonable grounds for believing that the Company is or would, after the payment, be unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities, its issued share capital, and its share premium accounts. Under the Company’s bye-laws, each common share is entitled to dividends if, as and when dividends are declared by the Company’s board of directors. There are no restrictions in Bermuda on the Company’s ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of the Company’s common shares. The Company’s ability to declare and pay cash dividends is restricted by its debt covenants.

22. Earnings per share

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

The calculation of basic earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. Since the preferred stock was participative in nature, profits of the Company before the 2007 Reorganization continued to be apportioned towards the preferred shareholders in accordance with their entitlement to participate in the undistributed profits. The potentially dilutive shares, consisting of such preferred shares as well as outstanding options on common shares and restricted share units, have been included in the computation of diluted net earnings (loss) per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

22. Earnings per share (Continued)

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 10,311,122, 16,388,096 and 12,480,950 for the year ended December 31, 2007, 2008 and 2009, respectively.

	Year ended December 31,
	2007	2008	2009
Net income (loss) available to common shareholders
Net income attributable to Genpact Limited shareholders	$56,423	$125,141	$127,301
Less: preferred dividend	7,643	—	—
Less: undistributed earnings to preferred stock	3,206	—	—
Less: beneficial interest on conversion of preferred stock dividend	28,289	—	—

Net income available to common shareholders	$17,285	$125,141	$127,301

Weighted average number of common shares used in computing basic earnings per common share	135,517,771	213,480,623	215,503,749
Dilutive effect of stock options	7,222,040	4,963,601	4,562,596

Weighted average number of common shares used in computing dilutive earnings per common share	142,739,811	218,444,224	220,066,345

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.13	$0.59	$0.59
Diluted	$0.12	$0.57	$0.58

23. Cost of revenue

Cost of revenue consists of the following:

	Year ended December 31,
	2007	2008	2009
Personnel expenses	$301,050	$379,851	$405,642
Operational expenses	147,111	196,659	220,524
Depreciation and amortization	34,777	42,721	46,458

	$482,938	$619,231	$672,624

24. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2007	2008	2009
Personnel expenses	$142,392	$166,388	$178,797
Operational expenses	66,523	76,953	76,037
Depreciation and amortization	9,322	11,192	10,558

	$218,237	$254,533	$265,392

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

25. Other income (expense), net

Other income (expense), net consists of the following:

	Year ended December 31,
	2007	2008	2009
Interest income	$6,576	$14,895	$7,446
Interest expense	(14,114)	(8,465)	(4,332)
Other income	2,411	400	1,323
Loss on interest rate swaps	(69)	(283)	—

	$(5,196)	$6,547	$4,437

26. Income taxes

Income tax expense (benefit) for the years ended December 31, 2007, 2008 and 2009 is allocated as follows:

	Year ended December 31,
	2007	2008	2009
Income from continuing operations	$16,543	$8,823	$25,466
Goodwill	—	(356)	—
Shareholders’ equity for—
Unrealized gains (losses) on cash flow hedges	32,246	(162,136)	83,502
Retirement benefits	(540)	407	—

Total income tax expense (benefit)	$48,249	$(153,262)	$108,968

The components of income before income taxes from continuing operations are as follows:

	Year ended December 31,
	2007	2008	2009
Domestic	$(10,957)	$(6,848)	$1,835
Foreign	92,310	150,272	158,589

Income before income tax expense	$81,353	$143,424	$160,424

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

26. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2007	2008	2009
Current taxes
Domestic	444	603	2,473
Foreign	20,972	32,641	43,733

	$21,416	$33,244	$46,206

Deferred taxes
Domestic	2,011	(14,005)	(15,916)
Foreign	(6,884)	(10,416)	(4,824)

	$(4,873)	$(24,421)	$(20,740)

Total income tax expense (benefit)	$16,543	$8,823	$25,466

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes, as a result of the following:

	Year ended December 31,
	2007	2008	2009
Income before income taxes	$81,353	$143,424	$160,424
Statutory tax rates	35.00%	35.00%	35.00%
Computed expected income tax expense	28,474	50,198	56,148
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	11,044	11,353	2,690
Tax benefit from tax holiday	(31,144)	(46,749)	(26,024)
Non-deductible expenses	5,209	1,858	1,544
Effect of change in tax rates	(366)	(187)	(1,691)
Change in valuation allowance	2,782	3,443	(2,436)
Change in tax status	(1,325)	(10,595)	(10,343)
Others	1,869	(498)	5,578

Reported income tax expense (benefit)	$16,543	$8,823	$25,466

Under the Indian Income Tax Act, a substantial portion of the profits of the Company’s Indian operations is exempt from Indian income tax. The Indian tax year ends on March 31. This tax holiday is available for a period of ten consecutive years beginning in the year in which the respective Indian undertaking commenced operations but in no case extending beyond March 31, 2011. The tax holiday began expiring with respect to the Company’s Indian operations in the year ended March 31, 2007 and will continue to expire through the year ended March 31, 2011. Additionally, one of the Company’s Indian subsidiaries is eligible for a tax holiday as a Special Economic Zone unit commencing from 2007 onwards in respect of 100% of the export profits for a period of 5 years, 50% of such profits for next 5 years and 50% of the profits for further period of 5 years subject to satisfaction of certain capital investments requirements. Two of the Company’s Indian subsidiaries are eligible for tax holiday as Special Economic Zone units commencing from 2008 and 2009 onwards as described above.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

26. Income taxes (Continued)

The basic earnings per share effect of the tax holiday is $0.23, $0.22 and $0.12, respectively, for the years ended December 31, 2007, 2008 and 2009. The diluted earnings per share effect of the tax holiday is $0.22, $0.21 and $0.12, respectively, for the years ended December 31, 2007, 2008 and 2009.

As a result of the change in tax status of one of its subsidiaries in the U.S. during the year ended December 31, 2007, the Company recognized the tax effects in the consolidated statement of income for the adjustment in deferred tax liability associated with the unrealized gains on certain effective hedges in other comprehensive income. During the year ended December 31, 2009, the Company recognized a reversal of deferred tax liability amounting to $10,343 for these hedges that matured in 2009.

The components of the deferred tax balances as of December 31, 2008 and 2009 are as follows:

	As of December 31,
	2008	2009
Deferred tax assets
Net operating loss carryforwards	$17,317	$19,005
Accrued liabilities and other expenses	9,809	9,369
Provision for doubtful debts	2,011	2,517
Property, plant and equipment	1,824	1,675
Unrealized losses on cash flow hedges, net	129,860	44,961
Unrealized losses on foreign currency balance, net	1,233	1,665
Share-based compensation	6,989	11,648
Retirement benefits	417	515
Deferred revenue	29,834	26,078
Others	2,622	7,744

	$201,916	$125,177
Less: Valuation allowance	(14,919)	(7,943)

Total deferred tax assets	$186,997	$117,234

Deferred tax liabilities
Intangible assets	$15,074	$8,361
Property, plant and equipment	4,173	5,260
Deferred cost	26,582	23,584
Others	1,723	2,235
Total deferred tax liabilities	$47,552	$39,440
Net deferred tax asset	$139,445	$77,794

Classified as
Deferred tax assets
Current	$38,629	$45,929
Non-current	$111,002	$36,527
Deferred tax liabilities
Current	$12	$264
Non-current	$10,174	$4,398

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

26. Income taxes (Continued)

The change in the total valuation allowance for deferred tax assets as of December 31, 2007, 2008 and 2009 is as follows:

	As of December 31,
	2007	2008	2009
Opening valuation allowance	$15,349	$6,772	$14,919
Reduction due to expiry of operating losses	(11,359)	—	—
Reduction during the year	(612)	(2,175)	(7,840)
Addition during the year	3,394	10,322	864

Closing valuation allowance	$6,772	$14,919	$7,943

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax asset governed by the tax code. Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

As of December 31, 2009, the deferred tax assets related to operating loss carryforwards amounted to $19,005. Operating losses of subsidiaries in Hungary amounting to $15,666 can be carried forward for an indefinite period. The remaining tax loss carryforwards expire in the amounts shown below in the following years:

Year ending December 31,	US—Federal	Europe	Others
2013	$—	$6,917	$—
2014	—	3,648	—
2016	—	—	800
2017	—	—	915
2018	—	—	1,065
2019	—	—	2,889
2021	6,592	—	—
2022	549	—	—
2023	314	—	—
2024	1,426	381	—
2025	5,116	—	—
2026	407	—	—
2028	21,155	—	—
2029	22,808	—	—

	$58,367	$10,946	$5,669

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

26. Income taxes (Continued)

As of December 31, 2009, the Company had additional U.S. state and local tax loss carryforwards amounting to $1,625, of which $1,479 will expire between 2015 to 2029.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $425,213 as of December 31, 2009. It is impracticable to determine the amount of taxes payable in the event of repatriation of these earnings. The Company plans to indefinitely reinvest these undistributed earnings of foreign subsidiaries or has the ability to repatriate in a tax-free manner, and accordingly, does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated.

The following table summarizes the activities related to the unrecognized tax benefits for uncertain tax positions from January 1, to December 31, for 2007, 2008 and 2009:

	2007	2008	2009
Opening balance at January 1	$7,363	$11,898	$10,993
Increase related to prior year tax positions	859	267	3,043
Decrease related to prior year tax positions	(112)	(4,743)	(2,736)
Increase related to current year tax positions	2,762	5,086	1,618
Effect of exchange rate changes	1,026	(1,515)	277
Closing balance at December 31	$11,898	$10,993	$13,195

As of December 31, 2007, 2008 and 2009, the Company had unrecognized tax benefits amounting to $5,564, $7,210 and $13,019, respectively, which if recognized, would impact the effective tax rate.

As of December 31, 2007, 2008 and 2009, the Company has accrued approximately $2,081, $1,651 and $1,930, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2007, 2008 and 2009, the Company recognized approximately $798, $273 and $279, respectively, in interest expense. No penalties were accrued as of December 31, 2007, 2008 and 2009, as the Company believes that the tax positions taken have met the minimum statutory requirements to avoid payment of penalties.

For all the tax years that remain open to examinations by U.S. federal and various state, local, and non-U.S. tax authorities, the Company is unable to provide an estimate of the range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

With limited exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2006. The Company’s subsidiaries in India and China are open to examination by the relevant taxing authorities, respectively, for tax years beginning on April 1, 2006, and calendar year 2000. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

27. Segment reporting

The Company manages various types of business process and information technology services in an integrated manner to customers in various industries and geographic locations. The Company’s operations are located in thirteen countries. The Company’s Chief Executive Officer, who has been identified as the Chief Operation Decision Maker (CODM), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenue and earnings before interest and income taxes (EBIT)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

27. Segment reporting (Continued)

by identified business units. The identified business units are organized for operational reasons and represent either services-based, customer-based, industry-based or geography-based units. There is a significant overlap between the manner in which the business units are organized. Additionally, the composition and organization of the business units is fluid and the structure changes regularly in response to the growth of the overall business acquisitions and changes in reporting structure, clients, services, industries served, and Delivery Centers.

Based on an overall evaluation of all facts and circumstances and after combining operating segments with similar economic characteristics that comply with other aggregation criteria specified in the FASB guidance on Segment Reporting (previously referred to as SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”), the Company has determined that it operates as a single reportable segment.

Net revenues for different types of services provided are as follows:

	Year ended December 31,
	2007	2008	2009
Business Process Services	$621,574	$832,975	$940,410
Information Technology Services	201,597	207,872	179,661

Total net revenues	$823,171	$1,040,847	$1,120,071

Revenues from customers based on the industry serviced are as follows:

	Year ended December 31,
	2007	2008	2009
Banking, Financial Services and Insurance	$361,278	$442,124	$488,095
Manufacturing and healthcare	347,125	434,707	442,610
Others	114,768	164,016	189,366

Total net revenues	$823,171	$1,040,847	$1,120,071

Net revenues from geographic areas based on location of service delivery units are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by Delivery Centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2007	2008	2009
India	$608,749	$763,972	$807,469
Asia, other than India	49,985	81,058	115,085
Americas	80,754	83,979	80,118
Europe	83,683	111,838	117,399

Total net revenues	$823,171	$1,040,847	$1,120,071

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

27. Segment reporting (Continued)

Property, plant and equipment, net by geographic areas are as follows:

	Year ended December 31,
	2008	2009
India	$117,157	$129,773
Asia, other than India	20,362	17,474
Americas	23,757	29,575
Europe	12,990	12,290

	$174,266	$189,112

GE comprised 58%, 47% and 40% of the consolidated total net revenue in 2007, 2008 and 2009, respectively. No other customer accounted for 10% or more of the consolidated total net revenue during these periods.

28. Related party transactions

The Company has entered into related party transactions with GE, a significant shareholder, and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein). The Company has also entered into related party transactions with its non-consolidating affiliates.

The related party transactions can be categorized as follows:

Revenue from services

Prior to December 31, 2004, substantially all of the revenues of the Company were derived from services provided to GE entities. In connection with the 2004 Reorganization, GE entered into a Master Service Agreement, or MSA, with the Company. The GE MSA, as amended, provides that GE will purchase services in an amount not less than a minimum volume commitment, or MVC, of $360,000 per year for nine years beginning January 1, 2005, $250,000 in 2014, $150,000 in 2015 and $90,000 in 2016. Revenues in excess of the MVC can be credited, subject to certain limitations, against shortfalls in the subsequent years.

For the years ended December 31, 2007, 2008 and 2009, the Company recognized net revenues from GE of $481,270, $490,153 and $451,338, respectively, representing 58%, 47% and 40%, respectively, of the consolidated total net revenues. For the years ended December 31, 2007, 2008 and 2009, the Company recognized net revenues from its non-consolidating affiliates of $0, $177 and $0, respectively.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the years ended December 31, 2007, 2008 and 2009, cost of revenue, net of recovery, included amounts of $5,848, $4,171 and $6,426, respectively, relating to services procured from GE. Cost of revenue from services also include training & recruitment cost of $0, $0, and $708 for the years ended December 31, 2007, 2008 and 2009, respectively, from its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

28. Related party transactions (Continued)

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the years ended December 31, 2007, 2008 and 2009, selling, general and administrative expenses, net of recovery, included amounts of $733, $345 and $545, respectively, relating to services procured from GE. For the years ended December 31, 2007, 2008 and 2009, selling, general, and administrative expenses also include a cost recovery, net, of $147, $369 and $539, respectively, in relation to cost recovery from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the years ended December 31, 2007, 2008 and 2009, income from these services was ($4,137), ($5,419) and ($3,233), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the years ended December 31, 2007, 2008 and 2009, interest income earned on these deposits was $1,222, $3,214 and $1,996, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the years ended December 31, 2007, 2008 and 2009, interest expense relating to such related party debt amounted to $852, $859 and $423, respectively.

Sale of assets

During the year ended December 31, 2008, the Company sold a software asset for $1,200 to GE.

Investment in equity affiliate

During the year ended December 31, 2008 and 2009, the Company has made an investment of $1,789 and $296, respectively, in its non-consolidating affiliates.

As of December 31, 2008 and 2009, the balance of investment in non-consolidating affiliates amounted to $970 and $588, respectively.

Purchase of property, plant and equipment in an asset acquisition

On August 14, 2008, the Company and its subsidiary, Genpact Luxembourg S.à.r.l., purchased all the issued and outstanding shares of each of two Guatemalan entities, GE Money Administraciones-Guatemala, S.A. and

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

28. Related party transactions (Continued)

Servicios Internacionales De Atencion Al Cliente, S.A., from affiliates of GE for a cash purchase price of $7,015. The acquisition has been treated as a purchase of net assets and not a business combination under SFAS No. 141 as the acquired entities did not fall under the definition of business as established in EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”.

The balances receivable from and payable to significant shareholder are summarized as follows:

	As of December, 31
	2008	2009
Due from GE
Accounts receivable, net of allowance	$88,793	$116,228
Short term deposits	59,332	9,634
Prepaid expenses and other current assets	1,428	9

	$149,553	$125,871

Due to GE
Current portion of capital lease obligations	$1,563	$1,429
Accrued expenses and other current liabilities	10,865	7,843
Capital lease obligations, less current portion	2,391	1,809
Other liabilities	7,322	10,474

	$22,141	$21,555

29. Commitments and contingencies

Capital commitments

As of December 31, 2008 and 2009, the Company has committed to spend $15,879 and $33,493, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding Bank guarantees amounting to $994 and $1,242 as of December 31, 2008 and 2009, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

Other commitments

The Company’s business process Delivery Centers in India are 100% Export Oriented units or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods,

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

29. Commitments and contingencies (Continued)

stores, and spares. The Company has executed legal undertakings to pay custom duty, central excise duty, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

30. Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 23, 2010, the date the financial statements were issued. Based on this evaluation, the Company is not aware of any events or transactions that would require recognition or disclosure in the consolidated financial statements other than disclosure events stated below.

In January 2010, the Company finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois for cash consideration of $16,347. At the same time, the Company entered into a ten year MSA with Walgreens. Pursuant to the terms of the MSA, approximately 500 Walgreens accounting employees in Danville will be transferred to Genpact.

In January 2010, GE extended the MSA with the Company from a term ending December 31, 2014 to December 31, 2016. GE has agreed to provide a minimum annual volume commitment of $360,000 for each of the nine years beginning January 1, 2005, subject to certain potential adjustments or credits. Such minimum annual commitment is then reduced in a phased manner for the final three years of the agreement, to $250,000 for 2014, $150,000 for 2015 and $90,000 for 2016.

In February 2010, the Company acquired Symphony Marketing Solutions, Inc., a leading provider of analytics and data management services for cash consideration of $29,000 and acquired short term liabilities of $5,399.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements (Continued)

(In thousands, except per share data)

31. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009
Total net revenues	$265,833	$272,851	$284,440	$296,947	$1,120,071
Gross profit	$102,114	$107,048	$117,445	$120,840	$447,447
Income from operations	$33,101	$37,849	$44,913	$46,317	$162,180
Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit)	$36,978	$37,686	$42,642	$43,817	$161,124
Net Income	$31,876	$31,818	$34,586	$36,678	$134,958
Net income attributable to noncontrolling interest	$1,917	$2,131	$1,524	$2,084	$7,657
Net income attributable to Genpact Limited common shareholders	$29,959	$29,687	$33,062	$34,594	$127,301
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.14	$0.14	$0.15	$0.16	$0.59
Diluted	$0.14	$0.14	$0.15	$0.16	$0.58
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	214,585,598	215,030,747	215,794,607	216,604,042	215,503,749
Diluted	217,242,725	218,644,090	221,799,597	222,578,760	220,066,345

	Three months ended				Year ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008
Total net revenues	$234,626	$253,576	$270,799	$281,846	$1,040,847
Gross profit	$88,545	$106,484	$115,034	$111,553	$421,616
Income from operations	$17,322	$29,178	$36,328	$50,885	$133,713
Income before share of equity in (earnings) loss of affiliates and income tax expense (benefit)	$25,911	$31,443	$41,148	$45,847	$144,349
Net Income	$22,535	$27,957	$35,493	$48,616	$134,601
Net income attributable to noncontrolling interest	$2,842	$3,141	$1,859	$1,619	$9,460
Net income attributable to Genpact Limited common shareholders	$19,693	$24,816	$33,634	$46,998	$125,141
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.09	$0.12	$0.16	$0.22	$0.59
Diluted	$0.09	$0.11	$0.15	$0.22	$0.57
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	212,197,645	213,001,442	214,182,308	214,541,098	213,480,623
Diluted	218,508,968	218,863,648	219,350,826	217,053,504	218,444,224

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2010

GENPACT LIMITED

By:	/s/ PRAMOD BHASIN
Pramod Bhasin
President and Chief Executive Officer

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

Signature	Title	Date

/s/ PRAMOD BHASIN Pramod Bhasin	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010

/s/ VIVEK N. GOUR Vivek N. Gour	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2010

/s/ RAJAT KUMAR GUPTA Rajat Kumar Gupta	Director	February 23, 2010

/s/ CHARLES E. ALEXANDER Charles E. Alexander	Director	February 23, 2010

/s/ JOHN BARTER John Barter	Director	February 23, 2010

/s/ STEVEN A. DENNING Steven A. Denning	Director	February 23, 2010

/s/ MARK F. DZIALGA Mark F. Dzialga	Director	February 23, 2010

/s/ DOUGLAS M. KADEN Douglas M. Kaden	Director	February 23, 2010

/s/ JAGDISH KHATTAR Jagdish Khattar	Director	February 23, 2010

Signature	Title	Date

/s/ JAMES C. MADDEN James C. Madden	Director	February 23, 2010

/s/ DENIS J. NAYDEN Denis J. Nayden	Director	February 23, 2010

/s/ ROBERT G. SCOTT Robert G. Scott	Director	February 23, 2010

/s/ A. MICHAEL SPENCE A. Michael Spence	Director	February 23, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

4.1	Form of specimen certificate for the Registrant’s common shares (incorporated by reference to Exhibit 4.1 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Form of Amended and Restated Shareholders’ Agreement by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.2	Master Services Agreement dated December 30, 2004 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.3	Master Services Agreement 1st Amendment dated January 1, 2005 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.4	Second Amendment dated December 16, 2005 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.5	Master Services Agreement Third Amendment dated September 6, 2006 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.6	Master Professional Services Agreement dated November 30, 2005 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wells Fargo & Company) (incorporated by reference to Exhibit 10.6 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.7	First Amendment to Master Professional Services Agreement dated August 26, 2006 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wells Fargo & Company) (incorporated by reference to Exhibit 10.7 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.8	Agreement dated November 30, 2005 among Genpact Global Holdings SICAR S.à.r.l., Macro*World Research Corporation and Wachovia Corporation (which was merged with Wells Fargo & Company) (incorporated by reference to Exhibit 10.8 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.9	Amended and Restated Credit Agreement dated June 30, 2006 among Genpact International S.à.r.l., Genpact Global Holdings SICAR S.à.r.l., Bank of America Securities Asia Limited, Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.9 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

E-1

Exhibit Number	Description
10.10	Gecis Global Holdings 2005 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.11	Genpact Global Holdings 2006 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.12	Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.14	Stock Option Agreement dated as of July 26, 2005 between Gecis Global Holdings SICAR S.à.r.l. and Pramod Bhasin (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.15	Employment Agreement dated as of July 26, 2005, with effect from January 1, 2005, by and among Gecis Global Holdings SICAR S.à.r.l., Gecis International S.à.r.l. and Pramod Bhasin (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.16	Employment Agreement dated as of September 21, 2005, with effect from February 7, 2005, by and among Gecis Global Holdings SICAR S.à.r.l., Gecis International S.à.r.l. and N.V. Tyagarajan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.17	Reorganization Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global (Lux) S.à.r.l., Genpact Global Holdings SICAR S.à.r.l. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.18	Fiduciary Share Exchange Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Sal Oppenheim Jr. & Cie. S.C.A. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.19	Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.20	Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).†

10.21	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1(File No. 333-142875) filed with the SEC on August 1, 2007).†

10.22	Amended and Restated Employment Agreement dated as of December 24, 2007, with effect from January 1, 2005, by and between the Registrant and Pramod Bhasin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 27, 2007).†

10.23	Employment Agreement, with effect from October 1, 2007, by and between Genpact Romania SRL and Patrick Cogny (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 27, 2007).†

E-2

Exhibit Number	Description
10.24	Master Services Agreement Fourth Amendment dated March 27, 2008 between Genpact International, Inc. and General Electric Company (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 31, 2008).

10.25	Amendment No. 1 to the Amended and Restated Shareholders’ Agreement dated March 27, 2008 by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto(incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 31, 2008).

10.26	U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on Schedule 14A with the SEC on April 3, 2008).†

10.27	Share Purchase Agreement dated August 14, 2008 by and among Genpact Limited, Genpact Luxembourg S.A.R.L., General Electric Capital Corporation (“GE Capital”) and GE Consumer Finance, Inc. incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on November 13, 2008).

10.28	Employment Agreement by and between Genpact Onsite Services Inc. and Patrick Cogny dated October 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on October 24, 2008).†

10.29	Master Services Agreement Fifth Amendment dated November 24, 2009 between Genpact International, Inc. and General Electric Company*

10.30	Master Services Agreement Sixth Amendment dated January 20, 2010 between Genpact International, Inc. and General Electric Company*‡

10.31	Letter Agreement by and between Robert Pryor and Genpact US Holdings, Inc, dated December 31, 2008.*†

10.32	Form of RSU Award Agreement*†

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG.*

24.1	Powers of Attorney (included on the signature pages of this report).*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

‡	Confidential treatment has been requested for certain portions that are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

E-3