Form 10-Q
period 2010-03-31
Genpact LTD
filed 2010-05-10
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2010

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of May 6, 2010 was 218,828,608.

Item 1.	Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2009	As of March 31, 2010
Assets
Current assets
Cash and cash equivalents	4	$288,734	$340,907
Short term investments	5	132,601	—
Accounts receivable, net	6	137,454	150,156
Accounts receivable from related party, net	6	116,228	123,632
Short term deposits with related party		9,634	—
Deferred tax assets	17	45,929	37,003
Due from related party		9	3
Prepaid expenses and other current assets		116,551	138,125

Total current assets		$847,140	$789,826
Property, plant and equipment, net	9	189,112	197,138
Deferred tax assets	17	36,527	21,890
Investment in equity affiliates	18	588	2,259
Customer-related intangible assets, net	10	36,041	45,210
Other intangible assets, net	10	187	140
Goodwill	10	548,723	567,911
Other assets		89,247	136,200

Total assets		$1,747,565	$1,760,574

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2009	As of March 31, 2010
Liabilities and equity
Current liabilities
Short-term borrowings		$177	$—
Current portion of long-term debt		44,715	47,272
Current portion of capital lease obligations		527	2,125
Current portion of capital lease obligations payable to related party		1,429	1,392
Accounts payable		16,276	14,628
Income taxes payable	17	1,579	8,681
Deferred tax liabilities	17	264	398
Due to related party		7,843	7,783
Accrued expenses and other current liabilities		322,773	259,295

Total current liabilities		$395,583	$341,574
Long-term debt, less current portion		24,950	12,483
Capital lease obligations, less current portion		1,570	1,666
Capital lease obligations payable to a related party, less current portion		1,809	1,720
Deferred tax liabilities	17	4,398	4,142
Due to related party		10,474	12,138
Other liabilities		109,034	73,481

Total liabilities		$547,818	$447,204

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 217,433,091 and 218,578,132 issued and outstanding as of December 31, 2009 and March 31, 2010, respectively		2,174	2,185
Additional paid-in capital		1,063,304	1,074,215
Retained earnings		278,911	307,085
Accumulated other comprehensive income (loss)		(146,993)	(73,169)

Genpact Limited shareholders’ equity		$1,197,396	$1,310,316
Noncontrolling interest		2,351	3,054

Total equity		$1,199,747	$1,313,370
Commitments and contingencies

Total liabilities and equity		$1,747,565	$1,760,574

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Notes	Three months ended March 31,
		2009	2010
Net revenues
Net revenues from services - related party	18	$112,021	$113,338
Net revenues from services - others		153,812	174,881

Total net revenues		265,833	288,219

Cost of revenue
Services	14, 18	163,719	176,685

Total cost of revenue		163,719	176,685

Gross profit		$102,114	$111,534
Operating expenses:
Selling, general and administrative expenses	15, 18	63,857	72,891
Amortization of acquired intangible assets	10	6,869	4,219
Other operating (income) expense, net	18	(1,713)	(2,830)

Income from operations		$33,101	$37,254
Foreign exchange (gains) losses, net		(2,805)	731
Other income (expense), net	16, 18	1,072	1,270

Income before share of equity in (earnings) loss of affiliates and income tax expense		$36,978	$37,793
Equity in (gain) loss of affiliates		230	333

Income before income tax expense		$36,748	$37,460
Income tax expense	17	4,872	7,217

Net Income		$31,876	$30,243
Net income attributable to noncontrolling interest		1,917	2,069

Net income attributable to Genpact Limited shareholders		$29,959	$28,174

Net income available to Genpact Limited common shareholders	13	$29,959	$28,174
Earnings per common share attributable to Genpact Limited common shareholders	13
Basic		$0.14	$0.13
Diluted		$0.14	$0.13

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		214,585,598	217,956,146
Diluted		217,242,725	223,972,059

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity	Comprehensive Income (loss)
	No. of shares	Amount
Balance as of January 1, 2009	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366
Issuance of common shares on exercise of options (including fringe benefit tax recovered as discussed in Note 12)	104,631	1	438	—	—	—	439
Issuance of common shares under the employee share purchase plan (Note 12)	19,300	—	145	—	—	—	145
Distribution to noncontrolling interest	—	—	—	—	—	(1,792)	(1,792)
Share-based compensation expense (Note 12)	—	—	4,660	—	—	—	4,660
Comprehensive income:
Net income	—	—	—	29,959	—	1,917	31,876	$31,876
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	(37,944)	—	(37,944)	(37,944)
Currency translation adjustments	—	—	—	—	(63,548)	(140)	(63,688)	(63,688)

Comprehensive income (loss)								$(69,756)

Balance as of March 31, 2009	214,684,551	$2,147	$1,035,547	$181,569	$(443,759)	$2,558	$778,062

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity	Comprehensive Income (loss)
	No. of shares	Amount
Balance as of January 1, 2010	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747
Issuance of common shares on exercise of options (Note 12)	1,134,614	11	6,283	—	—	—	6,294
Issuance of common shares under the employee share purchase plan (Note 12)	10,427	—	142	—	—	—	142
Noncontrolling interest on business acquisition	—	—	—	—	—	502	502
Distribution to noncontrolling interest	—	—	—	—	—	(1,743)	(1,743)
Share-based compensation expense (Note 12)	—	—	4,486	—	—	—	4,486
Comprehensive income:
Net income	—	—	—	28,174	—	2,069	30,243	$30,243
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	54,156	—	54,156	54,156
Net unrealized gain (loss) on investment in U.S. treasury bills					197	—	197	197
Currency translation adjustments	—	—	—	—	19,471	(125)	19,346	19,346

Comprehensive income (loss)								$103,942

Balance as of March 31, 2010	218,578,132	$2,185	$1,074,215	$307,085	$(73,169)	$3,054	$1,313,370

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2009	2010
Operating activities
Net income attributable to Genpact Limited shareholders	$29,959	$28,174
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	12,366	13,987
Amortization of debt issue costs	149	116
Amortization of acquired intangible assets	7,020	4,303
Provision for doubtful receivables	1,858	(1,679)
Gain on business acquisition	—	(247)
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(2,845)	(2,495)
Equity in loss of affiliates	230	333
Noncontrolling interest	1,917	2,069
Share-based compensation expense	4,660	4,486
Deferred income taxes	(9,302)	(1,579)
Others, net	29	171
Change in operating assets and liabilities:
Increase in accounts receivable	(8,101)	(16,798)
Increase in other assets	(20,689)	(16,062)
(Decrease) / increase in accounts payable	1,430	(1,080)
Decrease in accrued expenses and other current liabilities	(16,052)	(41,670)
Increase in income taxes payable	15,633	7,059
Increase in other liabilities	505	851

Net cash provided by (used for) operating activities	$18,767	$(20,061)

Investing activities
Purchase of property, plant and equipment	(13,495)	(25,044)
Proceeds from sale of property, plant and equipment	648	132
Investment in affiliates	—	(2,000)
Purchase of short term investments	(37,167)	—
Proceeds from sale of short term investments	60,478	132,601
Short term deposits placed with related party	(49,030)	—
Redemption of short term deposits with related party	86,823	9,761
Payment for business acquisitions, net of cash acquired	(20,196)	(25,690)
Advance paid for business acquisition	—	(16,347)

Net cash provided by investing activities	$28,061	$73,413

Financing activities
Repayment of capital lease obligations	(676)	(588)
Repayment of long-term debt	(5,000)	(10,000)
Repayment of short-term borrowings	—	(184)
Proceeds from issuance of common shares under share based compensation plans	584	6,436
Distribution to noncontrolling interest	(1,792)	(1,743)

Net cash used by financing activities	$(6,884)	$(6,079)

Effect of exchange rate changes	(13,286)	4,900
Net increase (decrease) in cash and cash equivalents	39,944	47,273
Cash and cash equivalents at the beginning of the period	184,050	288,734

Cash and cash equivalents at the end of the period	$210,708	$340,907

Supplementary information
Cash paid during the period for interest	$1,100	$481
Cash paid during the period for income taxes	$13,428	$11,139
Property, plant and equipment acquired under capital lease obligation	$352	$222

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1. Organization

(a) Nature of Operations

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

(b) Secondary Offering

On March 24, 2010, the Company completed a secondary offering of its common shares by certain of its shareholders that was priced at $15 per share. The offering consisted of 38,640,000 common shares, which included the underwriters exercise of their option to purchase an additional 5,040,000 common shares from the Company’s shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering. The Company incurred expenses in connection with the secondary offering of approximately $591, which have been recognized under ‘Other income (expense), net’ in the Consolidated Statement of Income for the three-months ended March 31, 2010. Upon the completion of the secondary offering, the General Electric Company’s (“GE”) shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s).

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and footnote disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The noncontrolling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and noncontrolling shareholders’ interest in the operation of Hello Communications (Shanghai) Co., Ltd. and the profits or losses associated with the noncontrolling interest in those operations. The noncontrolling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their share of profit as it is a partnership and, accordingly, noncontrolling interest has been computed prior to tax and disclosed accordingly in the unaudited interim consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the carrying amount of property, plant and equipment, intangibles and goodwill, the provision for doubtful receivables and the valuation allowance for deferred tax assets, the valuation of derivative financial instruments, the measurements of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the consolidated financial statements.

(c) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts an ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a related party, and with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 46% and 45% of receivables as of December 31, 2009 and March 31, 2010, respectively. GE accounted for 42% and 39% of revenues for the three months ended March 31, 2009 and 2010, respectively.

(d) Business combinations, goodwill and other intangible assets

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

In business combinations, where the fair value of identifiable tangible and intangible net assets purchased exceeds the cost of the acquired business, the Company recognizes the resulting gain under ‘Other operating (income) expense, net’ in the Consolidated Statements of Income on the acquisition date.

(e) Recently adopted accounting pronouncements

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

•

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009.

•

In February 2010, the FASB issued ASU 2010-09 which amends ASC 855-10, Subsequent Events such that a SEC filer, as defined in the ASU, is no longer required to disclose the date through which subsequent events have been evaluated in the originally issued and revised financials. The ASU also provides that SEC filers must evaluate the subsequent events through the date the financial statements are issued. The provisions of ASU 2010-09 are effective immediately for SEC filers. Effective the date of issuance of the ASU in February 2010, the Company adopted ASU 2010-09.

•

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

•

In January 2010, the FASB issued ASU 2010-06 which amends ASC 820, Fair Value Measurements and Disclosures. The ASU requires the reporting entities to make new disclosures about recurring and non recurring fair value measurements. This included disclosure regarding significant transfers into and out of Level 1 and Level 2 fair-value measurements in the fair value hierarchy as well as the reasons for the transfer. The ASU also requires a separate disclosure for the purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB further clarified the existing fair-value measurement disclosure guidance about the level of disaggregation, requiring the entities to disclose the fair value measurements by “Class” instead of “major category”, as well as requiring disclosure for the inputs, and valuation techniques used by the entities for the purpose of fair value measurement using significant observable inputs (Level 2) or significant unobservable inputs (Level 3). The provisions of the ASU 2010-06 are effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure for the purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements, which will be effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 1, 2010, the Company adopted ASU 2010-06.

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

•

In January 2010, the FASB issued guidance which modified the scope provisions that were originally contained in ASC 810-10 on noncontrolling interests and also expands required disclosures about the fair value measurements in accounting for a change in ownership of a subsidiary and previously held equity interests in business combinations achieved in stages. The guidance is effective for the first interim or annual reporting period ending on or after December 15, 2009 and is to be applied on a retrospective basis.

(f) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period.

3. Business acquisitions

(a) Symphony Marketing Solutions, Inc.

On February 3, 2010, the Company acquired 100% of the outstanding equity interest in Symphony Marketing Solutions, Inc., a Delaware corporation (“Symphony”), for cash consideration of $29,303. Acquisition-related expenses incurred by the Company amounted to $521, which have been recorded under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. Through this acquisition, the Company intends to enhance its expertise in analytics and data management services.

The acquisition of Symphony was accounted for as a business combination, in accordance with the acquisition method. The operations of Symphony and the estimated fair market values of the assets and liabilities have been included in the Company’s consolidated financial statements from the date of acquisition of February 3, 2010.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

3. Business acquisitions (Continued)

The purchase price has been allocated based on management’s estimates of the fair values of the acquired assets and liabilities as follows:

Net assets and liabilities (excluding tangible fixed assets)	$(3,259)
Tangible fixed assets	2,612
Customer related intangible assets	12,460
Goodwill	14,168
Deferred tax assets, net	3,322

$29,303

The above acquired customer related intangible assets have estimated useful lives of 8 to 10 years.

(b) Acquisition of Delivery Center in Danville

In January 2010, the Company finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois and entered into a ten year master professional services agreement, or MPSA, with Walgreens. Pursuant to the terms of the MPSA, approximately 500 Walgreens accounting employees in Danville were transferred to Genpact in May 2010. By virtue of the combination of the acquisition of the delivery center and the entry into the MPSA, the Company has acquired an integrated set of activities and assets capable of being managed and conducted for the purpose of providing returns to the Company. This arrangement qualifies as a business combination. As of March 31, 2010, the acquisition was not consummated as a result of certain pending closing conditions. Accordingly, the cash consideration of $16,347 paid on January 29, 2010 under this arrangement has been accounted for as an advance disclosed under ‘Other assets’ in the Consolidated Balance Sheet.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

4. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2009 and March 31, 2010 comprise:

	As of December 31, 2009	As of March 31, 2010
Deposits with banks	$192,222	$106,510
U.S. Treasury bills	38,549	51,799
Other cash and bank balances	57,963	182,598

Total	$288,734	$340,907

5. Short Term Investments

The components of the Company’s short term investments as of December 31, 2009 and March 31, 2010 are as follows:

	As of December 31, 2009
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$132,798	$—	$197	$132,601

Total	$132,798	$—	$197	$132,601

	As of March 31, 2010
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$—	$—	$—	$—

Total	$—	$—	$—	$—

6. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $258,911 and $277,244, and provision for doubtful receivables were $5,229 and $3,456, resulting in net accounts receivable balances of $253,682 and $273,788, as of December 31, 2009 and March 31, 2010, respectively.

Accounts receivable from a related party, GE, were $117,697 and $124,336, and provision for doubtful receivables were $1,469 and $704, resulting in net accounts receivable balances of $116,228 and $123,632, as of December 31, 2009 and March 31, 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and notes, and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and notes, and loans held for sale were determined using the following inputs as of December 31, 2009 and March 31, 2010:

	As of December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$30,347	$—	$30,347	$—
Loans held for sale (Note a)	552	—	—	552
U.S. Treasury bills and notes (Note b)	171,150	171,150	—	—

Total	$202,049	$171,150	$30,347	$552

Liabilities
Derivative Instruments (Note c)	$159,965	$—	$159,965	$—

Total	$159,965	$—	$159,965	$—

	As of March 31, 2010
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$60,175	$—	$60,175	$—
Loans held for sale (Note a)	548	—	—	548
U.S. Treasury bills and notes (Note b)	51,799	51,799	—	—

Total	$112,522	$51,799	$60,175	$548

Liabilities
Derivative Instruments (Note c)	$100,704	$—	$100,704	$—

Total	$100,704	$—	$100,704	$—

(a)	Included in prepaid expenses and other current assets, and other assets in the consolidated balance sheets.
(b)	Included in either cash and cash equivalents or short term investment, depending on the maturity profile, in the consolidated balance sheets.
(c)	Included in accrued expenses and other current liabilities, and other liabilities in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Fair Value Measurements (Continued)

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Three months ended March 31,
	2009	2010
Opening balance, net	$759	$552
Impact of fair value included in earnings	—	—
Settlements	—	(4)

Closing balance, net	$759	$548

The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from multiple independent sources including financial institutions. Loans held for sale are valued using collateral values based on inputs from a single source when the Company is not able to corroborate the inputs and assumptions with other relevant market information. Investments in U.S. Treasury bills and notes which are classified as available-for-sale and cash and cash equivalents, depending on the maturity profile, are measured using quoted market prices at the reporting date multiplied by the quantity held.

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

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts as of (Note a)		Balance sheet exposure asset (liability) as of (Note b)
	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,215,000	$2,217,157	$(115,883)	$(40,019)
United States Dollars (sell) Mexican Peso (buy)	15,400	18,400	599	1,432
United States Dollars (sell) Philippines Peso (buy)	20,550	24,200	577	975
Euro (sell) United States Dollars (buy)	44,329	43,257	(42)	2,360
Euro (sell) Hungarian Forints (buy)	9,095	11,421	108	388
Euro (sell) Romanian Leu (buy)	63,637	54,919	(7,781)	(2,176)
Japanese Yen (sell) Chinese Renminbi (buy)	62,483	77,140	(4,985)	(3,449)
Pound Sterling (sell) United States Dollars (buy)	51,149	58,135	406	2,995
Australian Dollars (sell) United States Dollars (buy)	26,461	36,666	(2,617)	(3,035)

			$(129,618)	$(40,529)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges of forecasted revenues and purchase of services. In addition to this the Company also has derivative instruments that are not designated as hedges under the FASB guidance, to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings.

The fair value of the derivative instruments and their location on the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2009	As of March 31, 2010	As of December 31, 2009	As of March 31, 2010
Assets
Prepaid expenses and other current assets	$4,133	$9,746	$3,502	$8,021
Other assets	$22,712	$42,408	$—	$—
Liabilities
Accrued expenses and other current liabilities	$97,696	$75,036	$2,175	$7
Other liabilities	$60,094	$25,661	$—	$—

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

In connection with cash flow hedges, the Company has recorded as a component of accumulated other comprehensive income (loss) or OCI within equity a gain (loss) of ($87,001), and ($32,845) net of taxes, as of December 31, 2009 and March 31, 2010, respectively.

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from accumulated OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from Accumulated OCI into Statement of Income (Effective Portion)		Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2009	2010		2009	2010		2009	2010
Forward foreign exchange contracts	$(58,536)	$82,403	Revenue	$182	$(1,627)	Foreign exchange(gains) losses, net	$—	$—
			Cost of revenue	(12,226)	(12,944)
			Selling, general and administrative expenses	(3,082)	(3,643)

	$(58,536)	$82,403		$(15,126)	$(18,214)		$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivative	Amount of (Gain) Loss recognized in Income on Derivatives
		Three months ended March 31,
		2009	2010
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$5,656	$(8,813)
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	5,668	(234)

		$11,324	$(9,047)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.
(b)	These forward foreign exchange contracts were initially designated as cash flow hedges under FASB guidance on Derivatives and Hedging. The net (gains) losses amounts of $5,668 and ($234) for the three months ended March 31, 2009 and 2010 respectively, include the recognition of unrealized losses for certain derivative contracts previously accounted for within accumulated other comprehensive income (loss). These (gains) losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. For the three months ended March 31, 2009 and 2010, (gains) losses of $5,668 and $0, respectively, were recognized in the consolidated statements of income related to these non-designated contracts. In addition, these amounts also include subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2009	As of March 31, 2010
Property, plant and equipment, gross	$381,250	$402,633
Less: Accumulated depreciation and amortization	(192,138)	(205,495)

Property, plant, and equipment, net	$189,112	$197,138

Depreciation expense on property, plant and equipment for the three months ended March 31, 2009 and 2010 was $10,681, and $11,928, respectively. The amount of computer software amortization for the three months ended March 31, 2009 and 2010 was $2,729 and $3,317, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $1,044 and $1,258 for the three months ended March 31, 2009 and 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2009 and three months ended March 31, 2010:

	As of December 31, 2009	As of March 31, 2010
Opening balance	$531,897	$548,723
Goodwill relating to acquisitions consummated during the period	—	14,168
Effect of exchange rate fluctuations	16,826	5,020

Closing balance	$548,723	$567,911

The total amount of goodwill deductible for tax purposes is $13,805 and $13,024 as of December 31, 2009 and March 31, 2010, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2009			As of March 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$208,117	$172,076	$36,041	$223,882	$178,672	$45,210
Marketing-related intangible assets	15,685	15,685	—	15,814	15,814	—
Contract-related intangible assets	471	471	—	482	482	—
Other intangible assets	343	156	187	343	203	140

	$224,616	$188,388	$36,228	$240,521	$195,171	$45,350

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2009 and 2010 were $6,869 and $4,219, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the three months ended March 31, 2009 and 2010 was $151 and $84, respectively, and has been reported as a reduction of revenue. As of March 31, 2010, the unamortized value of the intangible asset was $473, which will be amortized in future periods and reported as a reduction of revenue.

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

Net Gratuity Plan costs for the three months ended March 31 2009, and 2010 include the following components:

	Three months ended March 31,
	2009	2010
Service costs	$468	$601
Interest costs	193	236
Amortization of actuarial loss	104	88
Expected return on plan assets	(140)	(197)

Net Gratuity Plan costs	$625	$728

Defined contribution plans

During the three months ended March 31, 2009 and 2010, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2009	2010
India	$1,919	$2,311
U.S.	378	407
U.K.	109	206
Hungary	9	9
China	1,615	1,807
Mexico	24	12
South Africa	—	97
Morocco	—	31

Total	$4,054	$4,880

12. Share-based compensation

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Share-based compensation (Continued)

The share-based compensation costs relating to above plans during the three months ended March 31, 2009 and 2010, were $4,660, and $4,471, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to the assumptions used to estimate the fair value of options granted during the three months ended March 31, 2010.

A summary of the options granted during the three months ended March 31, 2010 is set out below:

	Three months ended March 31, 2010
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2010	20,393,499	$10.23	7.2	$—
Granted	1,403,000	15.89	—	—
Forfeited	(289,153)	10.94	—	—
Expired	(24,351)	15.97	—	—
Exercised	(1,134,614)	5.55	—	12,733

Outstanding as of March 31, 2010	20,348,381	$10.86	7.2	$120,250

Vested and exercisable as of March 31, 2010 and expected to vest thereafter (Note a)	18,555,302	$10.68	7.2	$112,976
Vested and exercisable as of March 31, 2010	6,852,758	$5.67	5.8	$76,045
Weighted average grant date fair value of grants during the period	$6.66

(a)	Options expected to vest reflect an estimated forfeiture rate.

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

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the three months ended March 31, 2010 is set out below:

	Three months ended March 31, 2010
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	47,306	$14.00
Granted	—	—
Vested and allotted	(23,653)	14.00
Forfeited	—	—

Outstanding as of March 31, 2010	23,653	$$14.04

As of March 31, 2010, the total remaining unrecognized share-based compensation costs related to Restricted Shares amounted to $231 which will be recognized over the weighted average remaining requisite vesting period of 1 year.

Restricted Share Units

The Company makes stock awards in the form of restricted share units, or RSUs, under the 2007 Omnibus Plan.

Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have vesting schedules of three to four years and a contractual period of ten years. The compensation expense is recognized on a straight line over the vesting term.

A summary of RSU activity during the quarter ended March 31, 2010 is set out below:

	Three months ended March 31, 2010
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	325,000	$10.09
Granted	—	—
Vested and allotted	—	—
Forfeited	—	—

Outstanding as of March 31, 2010	325,000	$10.09

As of March 31, 2010, the total remaining unrecognized share-based compensation costs related to RSUs amounted to $2,473 and respectively, which will be recognized over the weighted average remaining requisite vesting period of 2.58 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Share-based compensation (Continued)

Performance Units

The Company also makes stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

During the quarter ended March 31, 2010, the Company granted PUs, wherein each PU represents the right to receive common shares based on the Company’s performance against specified targets. These PUs vest after a three-year period. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The compensation expense is recognized on a straight line over the vesting term. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the quarter ended March 31, 2010 is set out below:

	Three months ended March 31, 2010
	Number of Performance Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	—	—
Granted	600,000	$16.25
Vested and allotted	—	—
Forfeited	—	—

Outstanding as of March 31, 2010	600,000	$16.25

As of March 31, 2010, the total remaining unrecognized share-based compensation costs related to PUs amounted to $7,156, which will be recognized over the weighted average remaining requisite vesting period of 2.75 years.

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

During the three months ended March 31, 2009 and 2010, common shares issued under the ESPP were 19,300 and 10,427, respectively.

The ESPP was considered non-compensatory under the FASB guidance on Compensation-Stock Compensation until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expenses for the ESPP are recognized in accordance with the FASB guidance on Compensation-Stock Compensation. During the three months ended March 31, 2010, $15 has been recognized as compensation expense, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

13. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per Share. Basic and diluted earnings per common share give effect to the change in the common shares of the Company. The calculation of earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units and performance units have been included in the computation of diluted net earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 15,327,639, and 10,382,214 for the three months ended March 31, 2009 and 2010, respectively.

	Three months ended March 31,
	2009	2010
Net income attributable to Genpact Limited common shareholders	$29,959	$28,174
Weighted average number of common shares used in computing basic earnings per common share	214,585,598	217,956,146
Dilutive effect of stock options	2,657,127	6,015,913

Weighted average number of common shares used in computing dilutive earnings per common share	217,242,725	223,972,059

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.14	$0.13
Diluted	$0.14	$0.13

14. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2009	2010
Personnel expenses	$99,969	$114,971
Operational expenses	52,717	49,386
Depreciation and amortization	11,033	12,328

	$163,719	$176,685

15. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2009	2010
Personnel expenses	$41,313	$51,319
Operational expenses	20,166	18,656
Depreciation and amortization	2,378	2,916

	$63,857	$72,891

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

16. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended March 31,
	2009	2010
Interest income	$2,404	$1,342
Interest expense	(1,314)	(575)
Secondary offering expenses	—	(591)
Other income	(18)	1,094

	$1,072	$1,270

17. Income taxes

As a result of the change in tax status of one of its subsidiaries in the U.S. during the year ended December 31, 2007, the Company recognized the tax effects in the consolidated statement of income for the adjustment in deferred tax liability associated with the unrealized gains on certain effective hedges in other comprehensive income. During the three months ended March 31, 2010, the Company recognized a reversal of deferred tax liability amounting to $658 for these hedges that matured in three months ended on March 31, 2010.

As of December 31, 2009, the Company had unrecognized tax benefits amounting to $13,195 including an amount of $13,019 that, if recognized would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2010 to March 31, 2010:

Opening balance as on January 1, 2010	$13,195
Increase related to prior year tax positions, including recorded against goodwill	4,245
Effect of exchange rate changes	212
Closing balance as on March 31, 2010	$17,652

The unrecognized tax benefits as of March 31, 2010 include an amount of $17,491 that, if recognized, would impact the effective tax rate. As of December 31, 2009 and March 31, 2010, the Company has accrued approximately $1,930 and $1,976, respectively, in interest relating to unrecognized tax benefits.

18. Related party transactions

The Company has entered into related party transactions with GE and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein). The Company has also entered into related party transactions with its non-consolidating affiliates.

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

On January 26, 2010, the Company extended its MSA, with GE by two years, through the end of 2016, including the minimum annual volume commitment of $360,000. The MSA also provides that the minimum annual volume commitment for each of the years 2014, 2015 and 2016 is $250,000, $150,000 and $90,000, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

18. Related party transactions (Continued)

For the three months ended March 31, 2009 and 2010, the Company recognized net revenues from GE of $112,021 and $113,338, respectively, representing 42% and 39%, respectively, of the consolidated total net revenues.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the three months ended March 31, 2009 and 2010, cost of revenue, net of recovery, included amounts of $1,231 and $1,286, respectively, relating to services procured from GE. In addition, cost of revenue also includes a credit adjustment of $3,364 due to re-negotiation of certain service contracts. Cost of revenue from services also include training & recruitment cost of $153 and $343 for the three months ended March 31, 2009 and 2010, respectively, from its non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the three months ended March 31, 2009 and 2010, selling, general and administrative expenses, net of recovery, included amounts of $62 and $202, respectively, relating to services procured from GE. For the three months ended March 31, 2009 and 2010, selling, general, and administrative expenses also include a cost recovery, net, of $239 and $73, respectively, in relation to cost recovery from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the three months ended March 31, 2009 and 2010, income from these services was ($1,713) and ($785), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the three months ended March 31, 2009 and 2010, interest income earned on these deposits was $1,232 and $94, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the three months ended March 31, 2009 and 2010, interest expense relating to such related party debt amounted to $167 and $112, respectively.

Investment in equity affiliates

During the three months ended March 31, 2009 and 2010, the Company has made an investment of $0 and $2,000, respectively, in its non-consolidating affiliates.

19. Commitments and contingencies

Capital commitments

As of December 31, 2009 and March 31, 2010, the Company has committed to spend $33,493 and $14,884, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

19. Commitments and contingencies (Continued)

Bank guarantees

The Company has outstanding bank guarantees amounting to $1,242 and $1,305 as of December 31, 2009 and March 31, 2010, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

Other commitments

The Company’s Delivery Centers in India are 100% Export Oriented units or Software Technology Parks of India (“STPI”) units under the STPI guidelines issued by the Government of India or are under qualifying operations of the Special Economic Zones Act, 2005. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duty, central excise duty, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2-”Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These forward-looking statements include, but are not limited to, statements relating to:

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

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships based on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	further deterioration in the global economic environment and its impact on our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	unionization of any of our employees;

•	our ability to derive revenue from new service offerings; and

•	our ability to successfully consummate or integrate strategic acquisitions.

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

As of March 31, 2010, we have approximately 41,300 employees with operations in thirteen countries. In the first quarter of 2010, we had net revenues of $288.2 million, of which 60.7% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed Luxembourg entity. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. On December 16, 2005, GE’s affiliate sold a portion of its equity in us to a subsidiary of Wachovia Corporation. Wachovia Corporation merged with Wells Fargo & Company on December 31, 2008. On December 22, 2006, we redeemed shares held by GE affiliates. On December 18, 2007, GE’s affiliate, GE Capital (Mauritius) Holdings Ltd., sold a further portion of its equity in us to an affiliate of a limited partner of one of our shareholders. GE further divested its shares pursuant to our secondary offering completed on March 24, 2010. As of March 31, 2010, GE, through its affiliates, owned 9.1% of our outstanding equity.

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

Secondary Offering

On March 24, 2010, we completed a secondary offering of our common shares, pursuant to which certain of our shareholders sold 38.64 million common shares at a price of $15 per share, which included the underwriters exercise of their option to purchase an additional 5.04 million common shares from selling shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred offering-related expenses of approximately $0.6 million. Upon completion of the secondary offering, GE’s shareholding declined to 9.1% and it ceased to be a significant shareholder although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s).

Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities or other assets as consideration.

In January 2010, we acquired 27% of the outstanding equity in High Performance Partners, LLC, or HPP, a company focused on developing and applying innovative technology solutions for the mortgage industry, for cash consideration of $2.0 million. The Company follows the equity method of accounting to account for this investment.

In January 2010, we finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois and entered into a ten year MPSA with Walgreens, for cash consideration of $16.3 million. Pursuant to the terms of the MPSA, approximately 500 Walgreens accounting employees in Danville were transferred to Genpact in May 2010. By virtue of the combination of the acquisition of the delivery center and the entry into the MPSA, we have acquired an integrated set of activities and assets capable of being managed and conducted for the purpose of providing returns to us, and this arrangement qualifies as a business combination. As of March 31, 2010, the business combination was not consummated as a result of certain pending closing conditions. The transaction is expected to close in the second quarter of 2010.

In February 2010, we acquired Symphony Marketing Solutions, Inc., or Symphony, a leading provider of analytics and data management services with domain expertise in the retail, pharmaceutical and consumer packaged goods industries for cash consideration of $29.3 million. The acquisition of Symphony was accounted for as a business combination in accordance with the acquisition method.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2-“Summary of significant accounting policies” under Item 1-”Financial Statements” above and Part-II Item-7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the three months ended March 31, 2009 and 2010.

	Three Months Ended March 31,
	2009		2010
	(dollars in millions)
Net revenues—GE	$112.0	42.1%	$113.3	39.3%
Net revenues—Global Clients	153.8	57.9%	174.9	60.7%

Total net revenues	265.8	100.0%	288.2	100.0%

Cost of revenue	163.7	61.6%	176.7	61.3%
Gross profit	102.1	38.4%	111.5	38.7%
Operating expenses
Selling, general and administrative expenses	63.9	24.0%	72.9	25.3%
Amortization of acquired intangible assets	6.9	2.6%	4.2	1.5%
Other operating (income) expense, net	(1.7)	0.6%	(2.8)	1.0%

Income from operations	33.1	12.5%	37.3	12.9%
Foreign exchange (gains) losses, net	(2.8)	1.1%	0.7	0.3%
Other income (expense), net	1.1	0.4%	1.3	0.4%

Income before share of equity in (earnings) loss of affiliates and income tax expense	37.0	13.9%	37.8	13.1%
Equity in loss of affiliates	0.2	0.1%	0.3	0.1%

Income before income tax expense	36.7	13.8%	37.5	13.0%
Income tax expense	4.9	1.8%	7.2	2.5%

Net Income	31.9	12.0%	30.2	10.5%
Net income attributable to noncontrolling interest	1.9	0.7%	2.1	0.7%

Net income attributable to Genpact Limited shareholders	$30.0	11.3%	$28.2	9.8%

Net income available to Genpact Limited common shareholders	$30.0		$28.2

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net revenues. Our net revenues increased by $22.4 million, or 8.4%, in the first quarter of 2010 compared to the first quarter of 2009. Our growth in net revenues is from expanded volumes with existing clients as well as business from new clients. Our total headcount increased by 13.2% to approximately 41,300 at the end of the first quarter of 2010 from approximately

36,500 at the end of the first quarter of 2009. The revenue growth was partially off-set by a decrease in our revenue per employee from approximately $30.3 thousand in the first quarter of 2009 to approximately $29.9 thousand in the first quarter of 2010 due to an increase in the number of personnel hired for future growth.

Net revenues from GE increased by $1.3 million, or 1.2%. This increase was primarily driven by new growth in procurement services for GE’s infrastructure and healthcare businesses partially offset by volume and price reductions in a few SOWs. In addition, the increase in revenue is attributable to the strengthening of the pound sterling and the Australian dollar against the U.S. dollar, as a portion of our GE revenues are received in such currencies. As a result of the growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 42.1% in the first quarter of 2009 to 39.3% in the first quarter of 2010.

Net revenues from Global Clients increased by $21.1 million, or 13.7%. This increase resulted from new business from clients added in the last twelve months, and the acquisition of Symphony in the first quarter of 2010, partially offset by price reductions and volume contractions in certain existing SOWs. In addition, the increase in revenue is attributable to the strengthening of the pound sterling and Australian dollar against the U.S. dollar, as a portion of our Global Clients revenues are received in such currencies. As a percentage of total net revenues, net revenues from Global Clients increased from 57.9% in the first quarter of 2009 to 60.7% in the first quarter of 2010.

Revenues from business process services increased to 85.2% of total net revenues in the first quarter of 2010 from 83.1% in the first quarter of 2009. Our business process services business grew 11.2% from the first quarter of 2009 to $245.7 million in the first quarter of 2010. The increase in our business process services revenues was primarily due to services for our Global Clients and the acquisition of Symphony in the first quarter of 2010. We also saw volume increases for business process services for GE. Revenues from our information technology business declined to 14.8% of total net revenues in the first quarter of 2010 from 16.9% in the first quarter of 2009, due to continued reduction in spending on discretionary information technology projects by GE as well as a reduction in prices, partially offset by new Global Client wins in India and growth in China and the Netherlands.

Cost of revenue. The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Three Months Ended March 31,
	2009		2010
	(dollars in millions)
Personnel expenses	$100.0	37.6%	$115.0	39.9%
Operational expenses	52.7	19.8	49.4	17.1
Depreciation and amortization	11.0	4.2	12.3	4.3

Cost of revenue	$163.7	61.6%	$176.7	61.3%

Cost of revenue increased by $13.0 million, or 7.9%. This increase reflected the general growth of our business primarily attributable to the increase in personnel. As a percentage of net revenues, cost of revenue decreased marginally from 61.6% in the first quarter of 2009 to 61.3% in the first quarter of 2010. This decrease was primarily due to a decrease in operational expenses.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $15.0 million, or 15.0%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth including employees added through acquisitions in the first quarter of 2010. The increase also reflects overall wage inflation. In addition, the increase in personnel expenses reflects lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009, thus increasing our costs. As a result our personnel expenses as a percentage of net revenues increased from 37.6% in the first quarter of 2009 to 39.9% in the first quarter of 2010.

Operational expenses decreased by $3.3 million, or 6.3%. The decrease was largely due to renegotiations of certain service contracts. In addition, there was a credit in indirect taxes in India off-set by higher costs as a result of lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009. As a result, the operational expenses as a percentage of net revenues decreased from 19.8% in the first quarter of 2009 to 17.1% in the first quarter of 2010.

Depreciation and amortization expenses increased by $1.3 million, or 11.7%. The increase was largely due to capital expenditures incurred for expansion of infrastructure and IT related facilities over the last twelve months in India (Gurgaon), the Americas and Europe to support growth, and higher costs as a result of lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009. As a percentage of net revenues, depreciation and amortization expenses increased from 4.2% in the first quarter of 2009 to 4.3% in the first quarter of 2010.

As a result of the foregoing, our gross profit increased by $9.4 million, or 9.2%, and our gross margin increased from 38.4% in the first quarter of 2009 to 38.7% in the first quarter of 2010.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Three Months Ended March 31,
	2009		2010
	(dollars in millions)
Personnel expenses	$41.3	15.5%	$51.3	17.8%
Operational expenses	20.2	7.6	18.7	6.5
Depreciation and amortization	2.4	0.9	2.9	1.0

Selling, general and administrative expenses	$63.9	24.0%	$72.9	25.3%

Selling, general and administrative expenses, or SG&A expenses, increased by $9.0 million, or 14.2%. As a percentage of net revenues, SG&A expenses increased from 24.0% in the first quarter of 2009 to 25.3% in the first quarter of 2010. This was primarily due to increased personnel expenses.

Personnel expenses increased by $10.0 million, or 24.2%. The increase in personnel expenses is primarily due to an increase in senior level employees in our business development team as well as general wage inflation. In addition, this increase was attributable to higher costs as a result of lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009. As a result, personnel expenses as a percentage of net revenues increased from 15.5% in the first quarter of 2009 to 17.8% in the first quarter of 2010.

The operational expenses component of SG&A expenses decreased by $1.5 million, or 7.5%. This decrease is attributable to a reduction in the reserve for doubtful debts due to collection of old doubtful receivables in the first quarter of 2010 and a credit in indirect taxes in India partially offset by higher travel related expenses for business development activities and higher costs as a result of lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009. As a result, operational expenses as a percentage of net revenues decreased from 7.6% in the first quarter of 2009 to 6.5% in the first quarter of 2010.

Depreciation and amortization expenses as a component of SG&A expenses increased marginally by $0.5 million to $2.9 million in the first quarter of 2010. This increase in depreciation and amortization expenses is due to higher capital expenditure incurred for expansion of existing Delivery Centers over the last twelve months and higher costs as a result of a lower realization on our contracted Indian rupee-U.S. dollar hedge rate in 2010 compared to 2009.

Amortization of acquired intangibles. In the first quarter of 2009 and 2010, we continued to incur significant non-cash charges of $6.9 million and $4.2 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net. Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, increased to $2.8 million in the first quarter of 2010 compared to $1.7 million in the first quarter of 2009 mainly due to reversal of the provision of $1.3 million for employee related statutory liabilities in one of our subsidiaries. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $4.2 million to $37.3 million in the first quarter of 2010. As a percentage of net revenues, income from operations increased from 12.5% in the first quarter of 2009 to 12.9% in the first quarter of 2010.

Foreign exchange (gains) losses, net. We recorded a foreign exchange loss of $0.7 million for the first quarter of 2010, primarily relating to the re-measurement of our non-functional currency assets and liabilities resulting from movements in the Indian rupee and U.S. dollar exchange rates in the first quarter of 2010 compared to exchange gain of $2.8 million in the first quarter of 2009, net of the impact of the discontinuance of certain cash flow hedges in the first quarter of 2009.

Other income (expense), net. We recorded other income, net of interest expense, of $1.3 million in the first quarter of 2010 compared to $1.1 million in the first quarter of 2009. The change was driven by a decrease in interest expense primarily due to repayment of a portion of our long-term loan during 2009 and other income of $1.0 million off-set by secondary offering expenses of $0.6 million. In addition, the weighted average rate of interest with respect to outstanding long-term loans under our credit facility was reduced from 2.2% in the first quarter of 2009 to 1.0% in the first quarter of 2010.

We earned lower interest income in the first quarter of 2010 due to our investment in U.S. Treasury bills compared to our investment in higher interest bearing bank deposits in the first quarter of 2009.

Income before share of equity in (earnings) loss of affiliates and income tax expense. As a result of the foregoing factors, income before equity in (earnings) loss in affiliates and income tax expense increased by $0.8 million. As a percentage of net revenues, income before equity in (earnings) loss in affiliates and income tax expense decreased from 13.9% in the first quarter of 2009 to 13.1% of net revenues in the first quarter of 2010.

Equity in loss of affiliates. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia, and HPP.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $0.7 million. As a percentage of net revenues, income before income tax expense decreased from 13.8% of net revenues in first quarter of 2009 to 13.0% of net revenues in the first quarter of 2010.

Income tax expense. Our income tax expense increased from $4.9 million in the first quarter of 2009 to $7.2 million for the first quarter of 2010. This increase is driven by the expiry of the Indian tax holiday for our major site at Hyderabad, and also expiry of certain other tax benefits, including the reversal of certain deferred tax liabilities on derivatives that we were able to use in prior years.

Net income. As a result of the foregoing factors, net income decreased by $1.6 million from $31.9 million in the first quarter of 2009 to $30.2 million in the first quarter of 2010. As a percentage of net revenues, our net income was 12.0% in the first quarter of 2009 and 10.5% in the first quarter of 2010.

Net income attributable to noncontrolling interest. The noncontrolling interest is due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It represents the apportionment of profits to the minority partners of ICE.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders decreased by $1.8 million from $30.0 million in the first quarter of 2009 to $28.2 million in the first quarter of 2010. As a percentage of net revenues, our net income was 11.3% in the first quarter of 2009 and 9.8% in the first quarter of 2010.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2009 and March 31, 2010 is presented below:

	As of December 31, 2009	As of March 31, 2010	% Change
	(dollars in millions)
Cash and cash equivalents	$288.7	$340.9	18.1%
Short-term investment	132.6	—	(100.0)
Short-term deposits with related party	9.6	—	(100.0)
Short-term Borrowings	0.2	—	(100.0)
Long-term debt due within one year	44.7	47.3	5.7
Long-term debt other than the current portion	25.0	12.5	(50.0)
Genpact Limited total shareholders’ equity	$1,197.4	$1,310.3	9.4%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

Our cash and cash equivalents were $340.9 million as of March 31, 2010 compared to $288.7 million as of December 31, 2009. Our cash and cash equivalents are comprised of (a) $182.6 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $106.5 million in term deposits with banks to be used for medium term planned expenditure and capital requirements and (c) $51.8 million in U.S. Treasury bills with an original maturity of less than three months.

In addition, as of March 31, 2010, we had no short-term investment in U.S. Treasury bills and short-term deposits with GE India affiliates compared to $132.6 million and $9.6 million as of December 31, 2009.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations as well as our growth and expansion. Our working capital needs are primarily to finance our payroll and other related administrative and information technology expenses in advance of the receipt of accounts receivable. Our capital requirements include the opening of new Delivery Centers, as well as financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three months Ended March 31,
	2009	2010
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$18.8	$(20.1)
Investing activities	28.1	73.4
Financing activities	(6.9)	(6.1)

Net increase (decrease) in cash and cash equivalents	$39.9	$47.3

Cash flow from operating activities. Our net cash used for operating activities was $20.1 million in the first quarter of 2010 as compared to $18.8 million of cash from operations generated in the first quarter of 2009. The year over year decline was primarily due to incremental working capital of $9.3 million related to the acquisition of Symphony including acquired current liabilities of $5.4 million, deposits for infrastructure investments of $4 million, an increase in accounts receivable, and reduction in current liabilities, including employee bonus payments.

Cash flow from investing activities. Our net cash provided by investing activities was $73.4 million in the three months ended March 31, 2010 compared to $28.1 million in the three months ended March 31, 2009. We paid $25.0 million in the first quarter of 2010 for purchases of property, plant and equipment in connection with the expansion of existing Delivery Centers and capital expenditures payable compared to $13.5 million in the three months ended March 31, 2009. We realized $132.6 million from the sale of U.S. Treasury bills and $9.8 million from redemption of deposits with GE India during the first quarter of 2010. During the first quarter of 2010 we paid $42.0 million for business acquisitions, net of cash acquired, including $16.3 million as an advance. We made an investment of $2.0 million in a non-consolidating affiliate in the first quarter of 2010.

Cash flow from financing activities. Our net cash used for financing activities was $6.1 million in the three months ended March 31, 2010, compared to $6.9 million in the three months ended March 31, 2009. We repaid $10.0 million of our long term debt as part of our scheduled repayments under our credit agreement and $0.2 million of our short-term borrowings drawn in the fourth quarter of 2009 in the three months ended March 31, 2010 as compared to repayment of $5.0 million of long term debt in the three months ended March 31, 2009. In addition, we paid the noncontrolling partners of ICE $1.7 million in the three months ended March 31, 2010 compared to $1.8 million in the three months ended March 31, 2009. We received $6.4 million as proceeds from the issuance of common shares on exercise of employee stock options in the three months ended March 31, 2010 as compared to $0.6 million in the three months ended March 31, 2009.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $59.8 million at March 31, 2010 compared to $69.7 million at December 31, 2009, which represented long-term debt primarily related to the 2004 Reorganization. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 2.2% and 1.0% for the three months ended March 31, 2009 and 2010, respectively.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of March 31, 2010, short-term credit facilities available to the Company aggregated $145.0 million, which are under the same agreement as our long-term debt facility. As of March 31, 2010, a total of $17.0 million was utilized, which represented non-funded drawdown.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2010:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$47.3	$12.5	$—	$—	$59.8
Capital leases	3.5	3.2	0.1	—	6.9
Operating leases	26.0	48.7	78.4	—	153.0
Purchase obligations	10.3	—	—	—	10.3
Capital commitments net of advances	14.9	—	—	—	14.9
Other long-term liabilities (1)	92.6	35.5	1.4	—	129.4

Total contractual cash obligations	$194.5	$99.9	$79.9	$—	$374.3

(1)	Excludes $17.7 million related to uncertain tax positions For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements in 2009, see Note 2 - “Recently adopted accounting pronouncements” under Item 1 - “Financial Statements” above and Part-II Item-7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently issued accounting pronouncements

In April, 2010, FASB issued ASU 2010-13 which states that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability based only on this condition if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect a significant impact upon adoption of the provisions of the FASB guidance on the Company’s consolidated financial statements.

In October 2009, FASB issued ASU 2009-13 which amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling prices.

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

During the three months ended March 31, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $70.0 million of the net proceeds from our initial public offering partially to repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness.

We paid $16.3 million in January 2010 for the arrangement with Walgreens and acquired Symphony for $29.3 million in February 2010. The remaining proceeds are invested in short-term deposit accounts and U.S. Treasury bills. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

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

Date: May 10, 2010

GENPACT LIMITED

By:	/s/ PRAMOD BHASIN
Pramod Bhasin
Chief Executive Officer

/s/ MOHIT BHATIA

Mohit Bhatia
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