Form 10-Q
period 2010-06-30
Genpact LTD
filed 2010-08-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2010

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of August 4, 2010 was 219,375,725.

i

Item 1.	Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2009	As of June 30, 2010
Assets
Current assets
Cash and cash equivalents	4	$288,734	$308,756
Short term investments	5	132,601	42,997
Accounts receivable, net	6	137,454	161,007
Accounts receivable from related party, net	6	116,228	127,498
Short term deposits with related party		9,634	—
Deferred tax assets	17	45,929	45,463
Due from related party		9	22
Prepaid expenses and other current assets		116,551	137,243

Total current assets		$847,140	$822,986
Property, plant and equipment, net	9	189,112	203,763
Deferred tax assets	17	36,527	38,866
Investment in equity affiliates	18	588	2,302
Customer-related intangible assets, net	10	36,041	40,481
Other intangible assets, net	10	187	129
Goodwill	10	548,723	553,203
Other assets		89,247	95,288

Total assets		$1,747,565	$1,757,018

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2009	As of June 30, 2010
Liabilities and equity
Current liabilities
Short-term borrowings		$177	$—
Current portion of long-term debt		44,715	49,834
Current portion of capital lease obligations		527	837
Current portion of capital lease obligations payable to related party		1,429	1,263
Accounts payable		16,276	12,070
Income taxes payable	17	1,579	16,775
Deferred tax liabilities	17	264	215
Due to related party		7,843	7,959
Accrued expenses and other current liabilities		322,773	275,605

Total current liabilities		$395,583	$364,558
Long-term debt, less current portion		24,950	—
Capital lease obligations, less current portion		1,570	1,441
Capital lease obligations payable to related party, less current portion		1,809	1,663
Deferred tax liabilities	17	4,398	2,550
Due to related party		10,474	11,918
Other liabilities		109,034	91,106

Total liabilities		$547,818	$473,236

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 217,433,091 and 219,321,229 issued and outstanding as of December 31, 2009 and June 30, 2010, respectively		2,174	2,193
Additional paid-in capital		1,063,304	1,085,329
Retained earnings		278,911	334,932
Accumulated other comprehensive income (loss)		(146,993)	(141,029)

Genpact Limited shareholders’ equity		$1,197,396	$1,281,425
Noncontrolling interest		2,351	2,357

Total equity		$1,199,747	$1,283,782
Commitments and contingencies

Total liabilities and equity		$1,747,565	$1,757,018

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended June 30,		Six months ended June 30,
	Notes	2009	2010	2009	2010
Net revenues
Net revenues from services—related party	18	$110,428	$117,914	$222,449	$231,252
Net revenues from services—others		162,422	189,713	316,234	364,594

Total net revenues		272,850	307,627	538,683	595,846

Cost of revenue
Services	14,18	165,803	191,101	329,522	367,786

Total cost of revenue		165,803	191,101	329,522	367,786

Gross profit		$107,047	$116,526	$209,161	$228,060
Operating expenses:
Selling, general and administrative expenses	15,18	63,866	75,277	127,723	148,168
Amortization of acquired intangible assets	10	6,496	4,065	13,365	8,284
Other operating (income) expense, net	18	(1,164)	(1,111)	(2,877)	(3,941)

Income from operations		$37,849	$38,295	$70,950	$75,549
Foreign exchange (gains) losses, net		2,234	4,855	(571)	5,586
Other income (expense), net	16,18	2,071	844	3,143	2,114

Income before share of equity in (earnings) loss of affiliates and income tax expense		$37,686	$34,284	$74,664	$72,077
Equity in loss of affiliates		205	272	435	605

Income before income tax expense		$37,481	$34,012	$74,229	$71,472
Income tax expense	17	5,663	4,865	10,535	12,082

Net Income		$31,818	$29,147	$63,694	$59,390
Net income attributable to noncontrolling interest		2,131	1,300	4,048	3,369

Net income attributable to Genpact Limited shareholders		$29,687	$27,847	$59,646	$56,021

Net income available to Genpact Limited common shareholders	13	$29,687	$27,847	$59,646	$56,021
Earnings per common share attributable to Genpact Limited common shareholders	13
Basic		$0.14	$0.13	$0.28	$0.26
Diluted		$0.14	$0.12	$0.27	$0.25

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		215,030,747	218,955,223	214,808,173	218,455,684
Diluted		218,644,090	224,947,174	217,943,408	224,459,617

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares				Accumulated Other Comprehensive Income (loss)	Non controlling interest
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings			Total Equity
Balance as of January 1, 2009	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366
Issuance of common shares on exercise of options (Note 12)	917,533	9	5,094	—	—	—	5,103
Issuance of common shares under the employee share purchase plan (Note 12)	19,300	—	145	—	—	—	145
Distribution to noncontrolling interest	—	—	—	—	—	(3,611)	(3,611)
Share-based compensation expense (Note 12)	—	—	9,431	—	—	—	9,431
Comprehensive income:
Net income	—	—	—	59,646	—	4,048	63,694
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	78,012	—	78,012
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	37	—	37
Currency translation adjustments	—	—	—	—	7,541	(31)	7,510

Comprehensive income (loss)							$149,253

Balance as of June 30, 2009	215,497,453	$2,155	$1,044,974	$211,256	$(256,677)	$2,979	$1,004,687

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of shares	Amount
Balance as of January 1, 2010	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747
Issuance of common shares on exercise of options (Note 12)	1,867,490	19	11,443	—	—	—	11,462
Issuance of common shares under the employee share purchase plan (Note 12)	20,648	—	297	—	—	—	297
Noncontrolling interest on business acquisition	—	—	—	—	—	502	502
Distribution to noncontrolling interest	—	—	—	—	—	(3,488)	(3,488)
Share-based compensation expense (Note 12)	—	—	10,285	—	—	—	10,285
Comprehensive income:
Net income	—	—	—	56,021	—	3,369	59,390
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	10,618	—	10,618
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	210	—	210
Currency translation adjustments	—	—	—	—	(4,864)	(377)	(5,241)

Comprehensive income (loss)							$64,977

Balance as of June 30, 2010	219,321,229	$2,193	$1,085,329	$334,932	$(141,029)	$2,357	$1,283,782

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2009	2010
Operating activities
Net income attributable to Genpact Limited shareholders	$59,646	$56,021
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	25,291	28,760
Amortization of debt issue costs	294	219
Amortization of acquired intangible assets	13,660	8,449
Provision for doubtful receivables	1,990	(1,711)
Gain on business acquisition	—	(247)
Unrealized (gain) loss on revaluation of foreign currency asset/liability	2,233	1,871
Equity in loss of affiliates	435	605
Noncontrolling interest	4,048	3,369
Share-based compensation expense	9,431	10,285
Deferred income taxes	(12,840)	(5,315)
Others, net	(343)	168
Change in operating assets and liabilities:
Increase in accounts receivable	(7,817)	(35,291)
Increase in other assets	(30,016)	(28,693)
(Decrease) increase in accounts payable	5,859	(2,102)
Decrease in accrued expenses and other current liabilities	(33,048)	(43,876)
Increase in income taxes payable	22,279	15,188
Increase in other liabilities	6,658	2,262

Net cash provided by operating activities	$67,760	$9,962

Investing activities
Purchase of property, plant and equipment	(31,187)	(36,909)
Proceeds from sale of property, plant and equipment	1,904	590
Investment in affiliates	(296)	(2,324)
Purchase of short term investments	(85,623)	(42,997)
Proceeds from sale of short term investments	166,749	132,601
Short term deposits placed with related party	(64,457)	(6,507)
Redemption of short term deposits with related party	102,923	16,269
Payment for business acquisitions, net of cash acquired	(20,196)	(42,575)

Net cash provided by investing activities	$69,817	$18,148

Financing activities
Repayment of capital lease obligations	(1,295)	(2,697)
Repayment of long-term debt	(10,000)	(20,000)
Repayment of short-term borrowings	(25,000)	(184)
Proceeds from issuance of common shares under share based compensation plans	5,248	11,759
Distribution to noncontrolling interest	(3,611)	(3,488)

Net cash used for financing activities	$(34,658)	$(14,610)

Effect of exchange rate changes	(1,184)	6,522
Net increase in cash and cash equivalents	102,919	13,500
Cash and cash equivalents at the beginning of the period	184,050	288,734

Cash and cash equivalents at the end of the period	$285,785	$308,756

Supplementary information
Cash paid during the period for interest	$3,272	$927
Cash paid during the period for income taxes	$24,858	$19,583
Property, plant and equipment acquired under capital lease obligation	$850	$711

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1. Organization

(a) Nature of Operations

The Company is a global leader in business process and technology management. The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services. The Company delivers services from a global network of approximately 40 locations in thirteen countries. The Company’s service delivery locations, referred to as Delivery Centers, are in India, the United States (“U.S.”), China, Mexico, Romania, The Netherlands, Hungary, The Philippines, Spain, Poland, Guatemala, South Africa and Morocco.

(b) Secondary Offering

On March 24, 2010, the Company completed a secondary offering of its common shares by certain of its shareholders that was priced at $15 per share. The offering consisted of 38,640,000 common shares, which included the underwriters exercise of their option to purchase an additional 5,040,000 common shares from the Company’s shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering. The Company incurred expenses in connection with the secondary offering of approximately $591, which have been recognized under ‘Other income (expense), net’ in the Consolidated Statement of Income for the six-months ended June 30, 2010. Upon the completion of the secondary offering, the General Electric Company’s (“GE”) shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s).

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

The noncontrolling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and noncontrolling shareholders’ interest in the operation of Hello Communications (Shanghai) Co., Ltd. and the profits or losses associated with the noncontrolling interest in those operations. The noncontrolling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their share of profit as it is a partnership and, accordingly, noncontrolling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the unaudited interim consolidated statements of income.

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

(c) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts an ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a related party, and short term investments are with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 46% and 44% of receivables as of December 31, 2009 and June 30, 2010, respectively. GE accounted for 41% and 39% of revenues for the six months ended June 30, 2009 and 2010, respectively, and for 40% and 38% of revenues for the three months ended June 30, 2009 and 2010, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements)

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

The following recently released accounting standards have been adopted by the Company and certain disclosures in the consolidated financial statements and footnotes to the consolidated financial statements have been modified. Adoption of these standards did not impact the consolidated financial statement amounts as they are disclosure-only in nature:

•

In February 2010, the FASB issued ASU 2010-09 which amends ASC 855-10, Subsequent Events, such that a SEC filer, as defined in the ASU, is no longer required to disclose the date through which subsequent events have been evaluated in the originally issued and revised financials. The ASU also provides that SEC filers must evaluate the subsequent events through the date the financial statements are issued. The provisions of ASU 2010-09 are effective immediately for SEC filers. Effective the date of issuance of the ASU in February 2010, the Company adopted ASU 2010-09.

•

In January, 2010, the FASB issued ASU 2010-06 which amends ASC 820, Fair Value Measurements and Disclosures. The ASU requires the reporting entities to make new disclosures about recurring and non recurring fair value measurements. This included disclosure regarding significant transfers into and out of Level 1 and Level 2 fair value measurements in the fair value hierarchy as well as the reasons for the transfer. The ASU also requires a separate disclosure for the purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB further clarified the existing fair-value measurement disclosure guidance about the level of disaggregation, requiring the entities to disclose the fair value measurements by ‘Class’ instead of ‘major category’, as well as requiring disclosure for the inputs, and valuation techniques used by the entities for the purpose of fair value measurement using significant observable inputs (Level 2) or significant unobservable inputs (Level 3). The provisions of the ASU 2010-06 are effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure for the purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements, which will be effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 1, 2010, the Company adopted ASU 2010-06.

The following recently released accounting standards have been adopted by the Company without material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures:

•

In January 2010, the FASB issued guidance which modified the scope provisions that were originally contained in ASC 810-10 on noncontrolling interests and also expands required disclosures about the fair value measurements in accounting for a change in ownership of a subsidiary and previously held equity interests in business combinations achieved in stages. The guidance is effective for the first interim or annual reporting period ending on or after December 15, 2009 and is to be applied on a retrospective basis. Effective January 1, 2009, the Company adopted this guidance.

•

In October 2009, FASB issued ASU 2009-13 which amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminated the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative estimated selling prices.

Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of this new FASB guidance. The provisions of this FASB guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has elected an early adoption of ASU 2009-13, effective January 1, 2010.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(f) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period.

3. Business acquisitions

(a) Symphony Marketing Solutions, Inc.

On February 3, 2010, the Company acquired 100% of the outstanding equity interest in Symphony Marketing Solutions, Inc., a Delaware corporation (‘Symphony’), for cash consideration of $29,303. Acquisition-related cost incurred by the Company amounted to $521, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. Through this acquisition, the Company intends to enhance its expertise in analytics and data management services.

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

(b) Acquisition of Delivery Center in Danville

In January 2010, the Company finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois and entered into a ten year master professional services agreement, or MPSA, with Walgreens. Pursuant to the terms of the MPSA, approximately 500 Walgreens accounting employees in Danville were transferred to Genpact in May 2010. By virtue of the combination of the acquisition of the delivery center and the entry into the MPSA, the Company has acquired an integrated set of activities and assets capable of being managed and conducted for the purpose of providing returns to the Company for a cash consideration of $16,347. Through this acquisition, the Company strengthens its offering in the healthcare industry.

The acquisition of the delivery center in Danville was accounted for as a business combination, in accordance with the acquisition method. The operations of Danville and the estimated fair market values of the assets and liabilities have been included in the Company’s consolidated financial statements from the date of acquisition of May 1, 2010.

The purchase price has been allocated based on management’s estimates of the fair values of the acquired assets and liabilities as follows:

Tangible fixed assets	$12,825
Goodwill	2,083
Deferred tax assets, net	1,439

$16,347

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

4. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2009 and June 30, 2010 comprise:

	As of December 31, 2009	As of June 30, 2010
Deposits with banks	$192,222	$122,855
U.S. Treasury bills	38,549	113,390
Other cash and bank balances	57,963	72,511

Total	$288,734	$308,756

5. Short Term Investments

The components of the Company’s short term investments as of December 31, 2009 and June 30, 2010 are as follows:

	As of December 31, 2009
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$132,798	$—	$197	$132,601

Total	$132,798	$—	$197	$132,601

	As of June 30, 2010
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$42,983	$14	$—	$42,997

Total	$42,983	$14	$—	$42,997

6. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $258,911 and $290,793, and provision for doubtful receivables were $5,229 and $2,288, resulting in net accounts receivable balances of $253,682 and $288,505, as of December 31, 2009 and June 30, 2010, respectively.

Accounts receivable from related parties were $117,697 and $128,057, and provision for doubtful receivables were $1,469 and $559, resulting in net accounts receivable balances of $116,228 and $127,498, as of December 31, 2009 and June 30, 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and notes, and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and notes, and loans held for sale were determined using the following inputs as of December 31, 2009 and June 30, 2010:

	As of December 31, 2009
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$30,347	$—	$30,347	$—
Loans held for sale (Note a)	552	—	—	552
U.S. Treasury bills and notes (Note c)	171,150	171,150	—	—

Total	$202,049	$171,150	$30,347	$552

Liabilities
Derivative Instruments (Note b)	$159,965	$—	$159,965	$—

Total	$159,965	$—	$159,965	$—

	As of June 30, 2010
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$25,269	$—	$25,269	$—
Loans held for sale (Note a)	605	—	—	605
U.S. Treasury bills and notes (Note c)	156,387	156,387	—	—

Total	$182,261	$156,387	$25,269	$605

Liabilities
Derivative Instruments (Note b)	$136,425	$—	$136,425	$—

Total	$136,425	$—	$136,425	$—

(a)	Included in prepaid expenses and other current assets, and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities, and other liabilities in the consolidated balance sheets.
(c)	Included in either cash and cash equivalents or short term investment, depending on the maturity profile, in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Fair Value Measurements (Continued)

Following is the reconciliation of loans held for sale, which have been measured at fair value using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Opening balance, net	$759	$548	$759	$552
Impact of fair value included in earnings	—	75	—	75
Settlements	—	(18)	—	(22)

Closing balance, net	$759	$605	$759	$605

The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from multiple independent sources including financial institutions. Loans held for sale are valued using collateral values based on inputs from a single source when the Company is not able to corroborate the inputs and assumptions with other relevant market information. Investments in U.S. Treasury bills and notes, which are classified as available-for-sale short term investments and cash and cash equivalents, depending on the maturity profile, are measured using quoted market prices at the reporting date multiplied by the quantity held.

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

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2009	As of June 30, 2010	As of December 31, 2009	As of June 30, 2010
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,215,000	$2,053,257	$(115,883)	$(109,541)
United States Dollars (sell) Mexican Peso (buy)	15,400	14,800	599	605
United States Dollars (sell) Philippines Peso (buy)	20,550	41,700	577	(459)
Euro (sell) United States Dollars (buy)	44,329	54,358	(42)	6,254
Euro (sell) Hungarian Forints (buy)	9,095	16,466	108	(317)
Euro (sell) Romanian Leu (buy)	63,637	55,355	(7,781)	(4,362)
Japanese Yen (sell) Chinese Renminbi (buy)	62,483	80,867	(4,985)	(6,141)
Pound Sterling (sell) United States Dollars (buy)	51,149	49,437	406	3,154
Australian Dollars (sell) United States Dollars (buy)	26,461	29,696	(2,617)	(349)

			$(129,618)	$(111,156)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

The FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges of forecasted revenues and purchase of services. In addition to this the Company also has derivative instruments that are not designated as hedges under the FASB guidance in order to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings.

The fair value of the derivative instruments and their location on the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2009	As of June 30, 2010	As of December 31, 2009	As of June 30, 2010
Assets
Prepaid expenses and other current assets	$4,133	$6,654	$3,502	$4,659
Other assets	$22,712	$13,956	$—	$—
Liabilities
Accrued expenses and other current liabilities	$97,696	$94,647	$2,175	$1,597
Other liabilities	$60,094	$40,181	$—	$—

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

In connection with cash flow hedges, the Company has recorded as a component of accumulated other comprehensive income (loss) or OCI within equity a gain (loss) of ($87,001), and ($76,383), net of taxes, as of December 31, 2009 and June 30, 2010, respectively.

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from accumulated OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from Accumulated OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Six months ended June 30,			Three months ended June 30,		Six month ended June 30,			Three months ended June 30,		Six months ended June 30,
	2009	2010		2009	2010	2009	2010		2009	2010	2009	2010
Forward foreign exchange contracts	$76,140	$(19,192)	Revenue	$(727)	$(414)	$(545)	$(2,041)	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(12,944)	(13,819)	(25,170)	(26,763)
			Selling, general and administrative expenses	(3,218)	(3,475)	(6,300)	(7,118)

	$76,140	$(19,192)		$(16,889)	$(17,708)	$(32,015)	$(35,922)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivatives	Amount of (Gain) Loss recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2009	2010	2009	2010
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(9,074)	$2,494	$(3,418)	$(6,319)
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	547	—	6,215	(234)

		$(8,527)	$2,494	$2,797	$(6,553)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.
(b)	These forward foreign exchange contracts were initially designated as cash flow hedges under FASB guidance on Derivatives and Hedging. The net (gains) losses amounts of $6,215 and ($234) for the six months ended June 30, 2009 and 2010 respectively, and the net (gains) losses amounts of $547 and $0 for the three months ended June 30, 2009 and 2010 respectively, include the recognition of previously unrealized losses for certain derivative contracts previously accounted for within accumulated other comprehensive income (loss). These (gains) losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. For the six months ended June 30, 2009 and 2010, unrealized (gains) losses of $7,328 and $0, respectively, and for the three months ended June 30, 2009 and 2010, unrealized (gains) losses of $1,660 and $0, respectively, were recognized in the consolidated statements of income related to these non-designated contracts. In addition, these amounts also include subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2009	As of June 30, 2010
Property, plant and equipment, gross	$381,250	$417,319
Less: Accumulated depreciation and amortization	(192,138)	(213,556)

Property, plant, and equipment, net	$189,112	$203,763

Depreciation expense on property, plant and equipment for the six months ended June 30, 2009 and 2010 was $21,524 and $24,570, respectively, and for the three months ended June 30, 2009 and 2010 was $10,840 and $12,641, respectively. The amount of computer software amortization for the six months ended June 30, 2009 and 2010 was $ 6,041 and $6,742, respectively, and for the three months ended June 30, 2009 and 2010 was $3,314 and $3,425, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $2,273 and $2,552 for the six months ended June 30, 2009 and 2010, respectively, and $1,229 and $1,294 for the three months ended June 30, 2009 and 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2009 and six months ended June 30, 2010:

	As of December 31, 2009	As of June 30, 2010
Opening balance	$531,897	$548,723
Goodwill relating to acquisitions consummated during the period	—	16,251
Effect of exchange rate fluctuations	16,826	(11,771)

Closing balance	$548,723	$553,203

The total amount of goodwill deductible for tax purposes is $13,805 and $10,770 as of December 31, 2009 and June 30, 2010, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2009			As of June 30, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$208,117	$172,076	$36,041	$218,435	$177,954	$40,481
Marketing-related intangible assets	15,685	15,685	—	15,606	15,606	—
Contract-related intangible assets	471	471	—	472	472	—
Other intangible assets	343	156	187	343	214	129

	$224,616	$188,388	$36,228	$234,856	$194,246	$40,610

Amortization expenses for intangible assets, as disclosed in the consolidated statements of income under amortization of acquired intangible assets, for the six months ended June 30, 2009 and 2010 were $13,365 and $8,284, respectively, and for the three months ended June 30, 2009 and 2010 were $6,496 and $4,065, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the six months ended on June 30, 2009 and 2010 were $295 and $165, respectively, and for the three months ended June 30, 2009 and 2010 were $144 and $81, respectively, and has been reported as a reduction of revenue. As of June 30, 2010, the unamortized value of the intangible asset was $384 which will be amortized in future periods and reported as a reduction of revenue.

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

Net Gratuity Plan costs for the three months and six months ended June 30 2009, and 2010 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Service costs	$465	$611	$933	$1,212
Interest costs	192	240	385	476
Amortization of actuarial loss	103	89	207	177
Expected return on plan assets	(140)	(201)	(280)	(398)

Net Gratuity Plan costs	$620	$739	$1,245	$1,467

Defined contribution plans

During the three months and six months ended June 30, 2009 and 2010, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
India	$1,947	$2,579	$3,866	$4,890
U.S.	230	423	608	830
U.K.	151	228	260	434
Hungary	20	7	29	15
China	1,595	1,873	3,210	3,681
Mexico	15	14	39	26
South Africa	—	74	—	171
Morocco	—	31	—	62

Total	$3,958	$5,229	$8,012	$10,109

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Share-based compensation (Continued)

The share-based compensation costs relating to the above plans during the six months ended June 30, 2009 and 2010 were $9,431 and $10,251, respectively, and for the three months ended June 30, 2009 and 2010 were $4,771 and $5,780, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to the assumptions used to estimate the fair value of options granted during the six months ended June 30, 2010.

A summary of the options granted during the six months ended June 30, 2010 is set out below:

	Six months ended June 30, 2010
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2010	20,393,499	$10.23	7.2	$—
Granted	1,483,000	15.95	—	—
Forfeited	(617,474)	12.61	—	—
Expired	(26,351)	15.91	—	—
Exercised	(1,867,490)	6.14	—	17,541

Outstanding as of June 30, 2010	19,365,184	$10.98	6.9	$92,834

Vested and exercisable as of June 30, 2010 and expected to vest thereafter (Note a)	17,882,328	$10.85	6.9	$88,016
Vested and exercisable as of June 30, 2010	6,746,892	$5.81	5.6	$65,863
Weighted average grant date fair value of grants during the period	$6.68

(a)	Options expected to vest reflect an estimated forfeiture rate.

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

During the period when FBT was applicable, the Company was entitled to and the Company’s plans allowed for the collection of the FBT payable from the employee in connection with and at the time of the stock option exercise. The FBT recovered from the employee was treated as an increase in the exercise price. The weighted average grant date fair value of stock options granted during the period when FBT was applicable reflected an exercise price that included the recovered tax. The FBT recovery by the Company from an employee was recorded as additional paid-in capital in the Consolidated Statements of Equity and Comprehensive Income (Loss).

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

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the six months ended June 30, 2010 is set out below:

	Six months ended June 30, 2010
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	47,306	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—

Outstanding as of June 30, 2010	23,653	$14.04

As of June 30, 2010, the total remaining unrecognized share-based compensation costs related to Restricted Shares amounted to $161 which will be recognized over the weighted average remaining requisite vesting period of 9 months.

Restricted Share Units

The Company grants stock awards in the form of restricted share units, or RSUs, under the 2007 Omnibus Plan.

Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have vesting schedules of three to four years and a contractual period of ten years. The compensation expense is recognized on a straight line basis over the vesting term.

A summary of RSUs activity during the six months ended June 30, 2010 is set out below:

	Six months ended June 30, 2010
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	325,000	$10.09
Granted	—	—
Vested and allotted	—	—
Forfeited	—	—

Outstanding as of June 30, 2010	325,000	$10.09

As of June 30, 2010, the total remaining unrecognized share-based compensation costs related to RSUs amounted to $2,233, which will be recognized over the weighted average remaining requisite vesting period of 2.33 years.

Performance Units

The Company also makes stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

During the quarter ended March 31, 2010, the Company granted PUs, wherein each PU represents the right to receive a common share based on the Company’s performance against specified targets. These PUs vest after a three-year period. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The compensation expense is recognized on a straight line basis over the vesting term. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Share-based compensation (Continued)

A summary of PUs activity during the six months ended June 30, 2010 is set out below:

	Six months ended June 30, 2010
	Number of Performance Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	—	$—
Granted	600,000	16.25
Vested and allotted	—	—
Forfeited	—	—

Outstanding as of June 30, 2010	600,000	$16.25

As of June 30, 2010, the total remaining unrecognized share-based compensation costs related to PUs amounted to $6,506, which will be recognized over the weighted average remaining requisite vesting period of 2.50 years.

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

During the six months ended June 30, 2009 and 2010, common shares issued under the ESPP were 19,300 and 20,648, respectively.

The ESPP was considered as non compensatory under the FASB guidance on Compensation-Stock Compensation until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expenses for the ESPP are recognized in accordance with the FASB guidance on Compensation-Stock Compensation. During the six months and three months ended June 30, 2010, $34 and $19, respectively, has been recognized as compensation expense, and has been allocated to cost of revenue and selling, general, and administrative expenses.

13. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per Share. Basic and diluted earnings per common share give effect to the change in the number of common shares of the Company. The calculation of earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, common shares to be issued under employee stock purchase plan and performance units have been included in the computation of diluted net earnings per common share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 14,918,568 and 10,001,706 for the six months ended June 30, 2009 and 2010, respectively, and is 14,509,497 and 9,621,198 for the three months ended June 30, 2009 and 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

13. Earnings per share (Continued)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Net income attributable to Genpact Limited common shareholders	$29,687	$27,847	$59,646	$56,021
Weighted average number of common shares used in computing basic earnings per common share	215,030,747	218,955,223	214,808,173	218,455,684
Dilutive effect of stock options	3,613,343	5,991,952	3,135,235	6,003,933

Weighted average number of common shares used in computing dilutive earnings per common share	218,644,090	224,947,174	217,943,408	224,459,617

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.14	$0.13	$0.28	$0.26
Diluted	$0.14	$0.12	$0.27	$0.25

14. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Personnel expenses	$99,143	$121,340	$199,112	$236,311
Operational expenses	55,110	56,443	107,827	105,830
Depreciation and amortization	11,550	13,318	22,583	25,645

	$165,803	$191,101	$329,522	$367,786

15. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Personnel expenses	$45,232	$52,624	$86,545	$103,943
Operational expenses	16,030	19,902	36,196	38,558
Depreciation and amortization	2,604	2,751	4,982	5,667

	$63,866	$75,277	$127,723	$148,168

16. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Interest income	$2,300	$702	$4,703	$2,044
Interest expense	(1,034)	(530)	(2,348)	(1,105)
Secondary offering expenses	—	—	—	(591)
Other income (expense)	805	672	788	1,766

	$2,071	$844	$3,143	$2,114

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

17. Income taxes

As a result of the change in tax status of one of its subsidiaries in the U.S. during the year ended December 31, 2007, the Company recognized the tax effects in the consolidated statement of income for the adjustment in deferred tax liability associated with the unrealized gains on certain effective hedges in other comprehensive income. During the six months ended June 30, 2010, the Company recognized a reversal of deferred tax liability amounting to $658 for these hedges that matured in six months ended on June 30, 2010.

As of December 31, 2009, the Company had unrecognized tax benefits amounting to $13,195 including an amount of $13,019 that, if recognized would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2010 to June 30, 2010:

Opening balance as on January 1, 2010	$13,195
Increase related to prior year tax positions, including recorded against goodwill	4,198
Effect of exchange rate changes	31
Closing balance as on June 30, 2010	$17,424

The unrecognized tax benefits as of June 30, 2010 include an amount of $17,249 that, if recognized, would impact the effective tax rate. As of December 31, 2009 and June 30, 2010, the Company has accrued approximately $1,930 and $1,943, respectively, in interest relating to unrecognized tax benefits.

18. Related party transactions

The Company has entered into related party transactions with GE and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein). The Company has also entered into related party transactions with its non-consolidating affiliates and a customer in which one of the Company’s directors has a controlling interest.

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

For the six months ended June 30, 2009 and 2010, the Company recognized net revenues from GE of $222,449 and $231,118, respectively, representing 41% and 39%, respectively, of the consolidated total net revenues.

For the three months ended June 30, 2009 and 2010, the Company recognized net revenues from GE of $110,428 and $117,780, respectively, representing 40% and 38%, respectively, of the consolidated total net revenues.

For the three months and six months ended June 30, 2010, the Company recognized net revenues of $134 and $134, respectively, from a customer in which one of the Company’s directors has a controlling interest.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

18. Related party transactions (Continued)

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the six months ended June 30, 2009 and 2010, cost of revenue, net of recovery, included amounts of $2,540 and $2,582, respectively, and for the three months ended June 30, 2009 and 2010, cost of revenue, net of recovery, included amounts of $1,300 and $1,296, respectively, relating to services procured from GE. In addition, cost of revenue also includes a credit adjustment of $3,499 due to re-negotiation of certain service contracts. For the six months ended June 30, 2009 and 2010, cost of revenue from services also include training & recruitment cost of $360 and $579 respectively, and $207 and $236 for the three months ended June 30, 2009 and 2010, respectively, from its non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the six months ended June 30, 2009 and 2010, selling, general and administrative expenses, net of recovery, included amounts of $169 and $314, respectively, and for the three months ended June 30, 2009 and 2010, selling, general and administrative expenses, net of recovery, included amounts of $108 and $111, respectively, relating to services procured from GE. For the six months ended June 30, 2009 and 2010, selling, general, and administrative expenses also include a cost recovery, net, of $427 and $300, respectively, and for the three months ended June 30, 2009 and 2010, selling, general, and administrative expenses also include a cost recovery, net, of $188 and $78, respectively, in relation to cost recovery from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the six months ended June 30, 2009 and 2010, income from these services was ($2,432) and ($1,242), respectively, and for the three months ended June 30, 2009 and 2010, income from these services was ($1,079) and ($457), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the six months ended June 30, 2009 and 2010, interest income earned on these deposits was $1,609 and $118, respectively, and for the three months ended June 30, 2009 and 2010, interest income earned on these deposits was $377 and $25, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations from GE. For the six months ended June 30, 2009 and 2010, interest expense relating to such related party debt amounted to $370 and $142, respectively, and for the three months ended June 30, 2009 and 2010, interest expense relating to such related party debt amounted to $203 and $30, respectively.

Investment in equity affiliates

During the six months ended June 30, 2009 and 2010, the Company has made an investment of $296 and $2,324 respectively, in its non-consolidating affiliates and for the three months ended June 30, 2009 and 2010, the Company has made an investment of $296 and $324 respectively, in its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

19. Commitments and contingencies

Capital commitments

As of December 31, 2009 and June 30, 2010, the Company has committed to spend $33,493 and $12,473 respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $1,242 and $1,955 as of December 31, 2009 and June 30, 2010, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

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

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2-“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These forward-looking statements include, but are not limited to, statements relating to:

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

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships based on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	deterioration in the global economic environment and its impact on our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	unionization of any of our employees;

•	our ability to derive revenue from new service offerings; and

•	our ability to successfully consummate or integrate strategic acquisitions.

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

Overview

We are a leader in managing business processes, offering a broad portfolio of enterprise and industry-specific services. We manage over 3,000 processes for more than 400 clients worldwide. Putting process in the forefront, we couple our deep process knowledge and insights with focused information technology capabilities, targeted analytics and pragmatic reengineering to deliver comprehensive solutions for clients. Lean and Six Sigma are an integral part of our culture and we view the management of business processes as a science. We have developed Smart Enterprise Processes (SEP SM ), a groundbreaking, rigorously scientific methodology for managing business processes, which focuses on optimizing process effectiveness in addition to efficiency to deliver superior business outcomes. Services are seamlessly delivered from a global network of centers to meet a client’s business objectives, cultural and language needs and cost reduction goals.

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

As of June 30, 2010, we have approximately 42,500 employees with operations in thirteen countries. In the second quarter of 2010, we had net revenues of $307.6 million, of which 61.7% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed Luxembourg entity. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. On December 16, 2005, GE’s affiliate sold a portion of its equity in us to a subsidiary of Wachovia Corporation. Wachovia Corporation merged with Wells Fargo & Company on December 31, 2008. On December 22, 2006, we redeemed certain shares held by GE affiliates. On December 18, 2007, GE’s affiliate, GE Capital (Mauritius) Holdings Ltd., sold a further portion of its equity in us to an affiliate of a limited partner of one of our shareholders. GE further divested its shares pursuant to our secondary offering completed on March 24, 2010. As of June 30, 2010, GE, through its affiliates, owned 9.1% of our outstanding equity.

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

Secondary Offering

On March 24, 2010, we completed a secondary offering of our common shares, pursuant to which certain of our shareholders sold 38.64 million common shares at a price of $15 per share, which included the underwriters exercise of their option to purchase an additional 5.04 million common shares from selling shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred offering-related expenses of approximately $0.6 million included under other income (expense), net in the interim consolidated financial statements. Upon completion of the secondary offering, GE’s shareholding declined to 9.1% and it ceased to be a significant shareholder although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s).

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

In January 2010, we finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois and entered into a ten year MPSA with Walgreens, for cash consideration of $16.3 million. Pursuant to the terms of the MPSA, approximately 500 Walgreens accounting employees in Danville were transferred to Genpact in May 2010. By virtue of the combination of the acquisition of the delivery center and the entry into the MPSA, we have acquired an integrated set of activities and assets capable of being managed and conducted for the purpose of providing returns to us, and this arrangement qualifies as a business combination. This transaction was consummated in the second quarter of 2010 upon completion of certain closing conditions and has been accounted for as business combination in accordance with the acquisition method.

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

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the three months and six months ended June 30, 2009 and 2010.

	Three months Ended June 30,				Six months Ended June 30,
	2009		2010		2009		2010
	(dollars in millions)				(dollars in millions)
Net revenues—GE	$110.4	40.5%	$117.8	38.3%	$222.4	41.3%	$231.1	38.8%
Net revenues—Global Clients	162.4	59.5%	189.8	61.7%	316.2	58.7%	364.7	61.2%

Total net revenues	272.9	100.0%	307.6	100.0%	538.7	100.0%	595.8	100.0%

Cost of revenue	165.8	60.8%	191.1	62.1%	329.5	61.2%	367.8	61.7%
Gross profit	107.0	39.2%	116.5	37.9%	209.2	38.8%	228.1	38.3%

Operating expenses
Selling, general and administrative expenses	63.9	23.4%	75.3	24.5%	127.7	23.7%	148.2	24.9%
Amortization of acquired intangible assets	6.5	2.4%	4.1	1.3%	13.4	2.5%	8.3	1.4%
Other operating (income) expense, net	(1.2)	0.4%	(1.1)	0.4%	(2.9)	0.5%	(3.9)	0.7%

Income from operations	37.8	13.9%	38.3	12.4%	71.0	13.2%	75.5	12.7%
Foreign exchange (gains) losses, net	2.2	0.8%	4.9	1.6%	(0.6)	0.1%	5.6	0.9%
Other income (expense), net	2.1	0.8%	0.8	0.3%	3.1	0.6%	2.1	0.4%

Income before share of equity in (earnings) loss of affiliates and income tax expense	37.7	13.8%	34.3	11.1%	74.7	13.9%	72.1	12.1%
Equity in loss of affiliates	0.2	0.1%	0.3	0.1%	0.4	0.1%	0.6	0.1%

Income before income tax expense	37.5	13.7%	34.0	11.1%	74.2	13.8%	71.5	12.0%
Income tax expense	5.7	2.1%	4.9	1.6%	10.5	1.9%	12.1	2.0%

Net Income	31.8	11.7%	29.1	9.5%	63.7	11.8%	59.4	10.0%
Net income attributable to noncontrolling interest	2.1	0.8%	1.3	0.4%	4.0	0.8%	3.4	0.6%
Net income attributable to Genpact Limited shareholders	$29.7	10.9%	$27.8	9.1%	$59.6	11.1%	$56.0	9.4%

Net income available to Genpact Limited common shareholders	$29.7		$27.8		$59.6		$56.0

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net revenues. Our net revenues increased by $34.8 million, or 12.7%, in the second quarter of 2010 compared to the second quarter of 2009. Our growth in net revenues is primarily on account of growth in business process management services for Global Clients, both existing as well as new clients. Our total headcount increased by 13.6% to approximately 42,500 at the end of the second quarter of 2010 from approximately 37,400 at the end of the second quarter of 2009. Our revenue per employee was approximately $30.9 thousand in the second quarter of 2009 compared to approximately $30.6 thousand in the second quarter of 2010 due to an increase in the number of personnel hired for future growth.

Net revenues from GE increased by $7.4 million, or 6.7%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2009, certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the second quarter of 2010 increased 7.3% over the second quarter of 2009 after excluding such dispositions by GE. This increase was primarily driven by growth in supply chain and finance and accounting service offerings partially offset by volume and price reductions in certain statements of work, or SOWs. In addition, the increase in revenue is attributable to the strengthening of the Australian dollar against the U.S. dollar, as a portion of our GE revenues is received in such currency. As a result of the growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 40.5% in the second quarter of 2009 to 38.3% in the second quarter of 2010.

Net revenues from Global Clients increased by $27.4 million, or 16.9% compared to the second quarter of 2009. This increase resulted from new business from clients added in the last twelve months including the acquisition of Symphony in the first quarter of 2010 and a service contract entered with Walgreens in the second quarter of 2010, partially offset by a decline in information technology services for Global Clients business. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. In addition, the increase in revenue is attributable to the strengthening of the Australian dollar against the U.S. dollar, as a portion of our Global Clients revenues is received in such currency. As a percentage of total net revenues, net revenues from Global Clients increased from 59.5% in the second quarter of 2009 to 61.7% in the second quarter of 2010.

Revenues from business process management services increased to 86.0% of total net revenues in the second quarter of 2010 from 83.3% in the second quarter of 2009. Our business process management services revenue grew 16.4% from the second quarter of 2009 to $264.6 million in the second quarter of 2010. The increase in our business process management services revenues was primarily due to new business from Global clients added in the last twelve months. We also saw growth in supply chain and finance and accounting service offerings for GE. Revenue from our information technology business decreased by $2.6 million, or 5.6% in the second quarter of 2010 compared to the second quarter of 2009, due to volume and price reductions in our SAP offerings in Europe, partially offset by growth in GE Commercial Finance and Healthcare. As a percentage of net revenues, revenue from our information technology business declined to 14.0% in the second quarter of 2010 from 16.7% in the second quarter of 2009.

Cost of revenue. The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Three Months Ended June 30,
	2009		2010
	(dollars in millions)
Personnel expenses	$99.1	36.3%	$121.3	39.4%
Operational expenses	55.1	20.2	56.4	18.3
Depreciation and amortization	11.6	4.2	13.3	4.3

Cost of revenue	$165.8	60.8%	$191.1	62.1%

Cost of revenue increased by $25.3 million, or 15.3%. As a percentage of net revenues, cost of revenue increased from 60.8% in the second quarter of 2009 to 62.1% in the second quarter of 2010.This increase reflected the general growth of our business primarily attributable to the increase in personnel expenses partially offset by a reduction in operational expenses. The increase in cost of revenue is also on account of lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009 and volatility in exchange rates during the quarter leading to an increased spread between monthly currency translation rates and the settlement date exchange rates for hedge contracts, thereby increasing the hedged costs.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $22.2 million, or 22.4%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth including employees added through acquisitions in the second quarter of 2010. The increase also reflects overall wage inflation and the impact of foreign exchange volatility as described above. As a result, our personnel expenses as a percentage of net revenues increased from 36.3% in the second quarter of 2009 to 39.4% in the second quarter of 2010.

Operational expenses increased marginally by $1.3 million, or 2.4%. The increase in operational expenses is as a result of general growth in our business and foreign exchange volatility as described above. The increase has been partially offset by additional cost rationalization measures in discretionary spends such as consultancy and staff welfare initiated by the Company in the current year. The operational expenses as a percentage of net revenues decreased from 20.2% in the second quarter of 2009 to 18.3% in the second quarter of 2010.

Depreciation and amortization expenses increased by $1.8 million, or 15.3%. The increase was largely due to capital expenditures incurred for expansion of infrastructure and IT related facilities over the last twelve months in India (Gurgaon), the Americas and Europe to support growth, and higher costs because of foreign exchange volatility during the quarter as described above. As a percentage of net revenues, depreciation and amortization expenses increased marginally from 4.2% in the second quarter of 2009 to 4.3% in the second quarter of 2010.

As a result of the foregoing, our gross profit increased by $9.5 million, or 8.9%, and our gross margin decreased from 39.2% in the second quarter of 2009 to 37.9% in the second quarter of 2010.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Three Months Ended June 30,
	2009		2010
	(dollars in millions)
Personnel expenses	$45.2	16.6%	$52.6	17.1%
Operational expenses	16.0	5.9	19.9	6.5
Depreciation and amortization	2.6	1.0	2.8	0.9

Selling, general and administrative expenses	$63.9	23.4%	$75.3	24.5%

Selling, general and administrative expenses, or SG&A expenses, increased by $11.4 million, or 17.9%. As a percentage of net revenues, SG&A expenses increased from 23.4% in the second quarter of 2009 to 24.5% in the second quarter of 2010. This was primarily due to increased personnel and operational expenses. The increase in selling, general and administrative expenses is also on account of lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009 and volatility in exchange rates during the quarter leading to an increased spread between monthly currency translation rates and the settlement date exchange rates for hedge contracts, thereby increasing the hedged costs.

Personnel expenses increased by $7.4 million, or 16.3%. The increase in personnel expenses is primarily due to an increase in senior level employees in our business development team as well as general wage inflation. In addition, this increase was attributable to higher costs because of foreign exchange volatility as described above. As a result, personnel expenses as a percentage of net revenues increased from 16.6% in the second quarter of 2009 to 17.1% in the second quarter of 2010.

The operational expenses component of SG&A expenses increased by $3.9 million, or 24.2%. This increase is attributable to higher travel related expenses for business development activities, increased expenditure related to Smart Enterprise Processes (SEPsm) and higher costs as a result of foreign exchange volatility as described above As a result, operational expenses as a percentage of net revenues increased from 5.9% in the second quarter of 2009 to 6.5% in the second quarter of 2010.

Depreciation and amortization expenses as a component of SG&A expenses increased marginally by $0.1 million to $2.8 million in the second quarter of 2010. This increase in depreciation and amortization expenses is due to higher capital expenditure incurred for expansion of existing Delivery Centers over the last twelve months and higher costs as a result of foreign exchange volatility as described above.

Amortization of acquired intangibles. In the second quarter of 2009 and 2010, we continued to incur significant non-cash charges of $6.5 million and $4.1 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net. Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, decreased to $1.1 million in the second quarter of 2010 compared to $1.2 million in the second quarter of 2009. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $0.4 million to $38.3 million in the second quarter of 2010. As a percentage of net revenues, income from operations decreased from 13.9% in the second quarter of 2009 to 12.4% in the second quarter of 2010.

Foreign exchange (gains) losses, net. We recorded a foreign exchange loss of $4.9 million for the second quarter of 2010, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from movements in the Indian rupee and U.S. dollar exchange rates in the second quarter of 2010 compared to exchange loss of $2.2 million in the second quarter of 2009, which included the impact of the discontinuance of certain cash flow hedges in the second quarter of 2009.

Other income (expense), net. We recorded other income, net of interest expense, of $0.8 million in the second quarter of 2010 compared to $2.1 million in the second quarter of 2009. The change was driven by a decrease in interest income in the second quarter of 2010 due to investment in U.S. Treasury bills compared to our previous investment in higher interest bearing deposits in the second quarter of 2009. This decrease was partially offset by decrease in interest expense due to repayment of a portion of our long-term loan in 2010. In addition, the weighted average rate of interest with respect to outstanding long-term loans under our credit facility was reduced from 2.0% in the second quarter of 2009 to 1.0% in the second quarter of 2010.

Income before share of equity in (earnings) loss of affiliates and income tax expense. As a result of the foregoing factors, income before share of equity in (earnings) loss of affiliates and income tax expense decreased by $3.4 million. As a percentage of net revenues, income before share of equity in (earnings) loss of affiliates and income tax expense decreased from 13.8% in the second quarter of 2009 to 11.1% in the second quarter of 2010.

Equity in loss of affiliates. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia, and HPP.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense decreased by $3.5 million. As a percentage of net revenues, income before income tax expense decreased from 13.7% of net revenues in second quarter of 2009 to 11.1% of net revenues in the second quarter of 2010.

Income tax expense. Our income tax expense decreased from $5.7 million in the second quarter of 2009 to $4.9 million for the second quarter of 2010. This decrease is primarily due to lower profits, higher tax benefits for foreign currency losses and due to higher revenues in exempt locations. This has been partially offset by the expiry of the Indian tax holiday for our major site at Hyderabad, and reversal of certain deferred tax liabilities on derivatives, that we were able to use in prior years, which resulted in tax benefits in prior years.

Net income. As a result of the foregoing factors, net income decreased by $2.7 million from $31.8 million in the second quarter of 2009 to $29.1 million in the second quarter of 2010. As a percentage of net revenues, our net income was 11.7% in the second quarter of 2009 and 9.5% in the second quarter of 2010.

Net income attributable to noncontrolling interest. The noncontrolling interest is primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $2.1 million in the second quarter of 2009 to $1.3 million in second quarter of 2010. The decline is primarily due to volume and price reductions in our SAP offerings in Europe.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders decreased by $1.8 million from $29.7 million in the second quarter of 2009 to $27.8 million in the second quarter of 2010. As a percentage of net revenues, our net income was 10.9% in the second quarter of 2009 and 9.1% in the second quarter of 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenues. Our net revenues increased by $57.2 million, or 10.6%, in the first half of 2010 compared to the first half of 2009. Our growth in net revenues is from expanded volumes with existing clients as well as business from new clients. Our total headcount increased by 13.6% to approximately 42,500 as of June 30, 2010 from approximately 37,400 as of June 30, 2009. Our revenue per employee was approximately $30.6 thousand in the first half of 2009 compared to approximately $30.3 thousand in the first half of 2010 due to an increase in the number of personnel hired for future growth.

Net revenues from GE increased by $8.7 million, or 3.9%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2009, certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the first half of 2010 increased 4.5% over the first half of 2009 after excluding such dispositions by GE. This increase was primarily driven by growth in supply chain and finance and accounting service offerings partially offset by volume and price reductions in certain SOWs. In addition, the increase in revenue is attributable to the strengthening of the Pound sterling and the Australian dollar against the U.S. dollar, as a portion of our GE revenues are received in such currencies. As a result of the growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 41.3% in the first half of 2009 to 38.8% in the first half of 2010.

Net revenues from Global Clients increased by $48.5 million, or 15.3%. This increase resulted from new business from clients added in the last twelve months including acquisition of Symphony and contract with Walgreens in the first half of 2010, partially offset by price reductions and volume contractions in certain existing SOWs. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues as described above. In addition, the increase in revenue is attributable to the strengthening of the Pound sterling and Australian dollar against the U.S. dollar, as a portion of our Global Clients revenues are received in such currencies. As a percentage of total net revenues, net revenues from Global Clients increased from 58.7% in the first half of 2009 to 61.2% in the first half of 2010.

Revenues from business process management services increased to 85.6% of total net revenues in the first half of 2010 from 83.2% in the first half of 2009. Our business process management services business grew 13.9% from the first half of 2009 to $510.3 million in the first half of 2010. The increase in our business process management services revenues was primarily due to new business from Global clients added in the last twelve months. We also saw growth in supply chain and finance and accounting service offerings for GE. Revenue from our information technology business decreased by $4.9 million, or 5.4%, in the first half of 2010 compared to the first half of 2009, due to reduction in spending on discretionary information technology projects by GE over the first half as well as a volume and prices reductions in our SAP offerings in Europe. As a percentage of net revenues, revenue from our information technology business declined to 14.4% in the first half of 2010 from 16.8% in the first half of 2009.

Cost of revenue. The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Six Months Ended June 30,
	2009		2010
	(dollars in millions)
Personnel expenses	$199.1	37.0%	$236.3	39.7%
Operational expenses	107.8	20.0	105.8	17.8
Depreciation and amortization	22.6	4.2	25.6	4.3

Cost of revenue	$329.5	61.2%	$367.8	61.7%

Cost of revenue increased by $38.3 million, or 11.6%. As a percentage of net revenues, cost of revenue increased from 61.2% in the first half of 2009 to 61.7% in the first half of 2010. This increase reflected the general growth of our business primarily attributable to the increase in personnel expenses partially offset by reduction in operational expenses. The increase in cost of revenue is also on account of lower realization on our contracted Indian rupee-U.S. dollar hedges in the first half of 2010 compared to first half of 2009 and volatility in exchange rates during the second quarter leading to an increased spread between monthly currency translation rates and the settlement date exchange rates for hedge contracts, thereby increasing hedged costs.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $37.2 million, or 18.7%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth including employees added through acquisitions in the first half of 2010. The increase also reflects overall wage inflation and the impact of foreign exchange volatility as described above. In addition, the increase in personnel expenses reflects lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009, thus increasing our costs. As a result, our personnel expenses as a percentage of net revenues increased from 37.0% in the first half of 2009 to 39.7% in the first half of 2010.

Operational expenses decreased by $2.0 million, or 1.9%. The decrease was largely due to renegotiations of certain service contracts and a higher credit in indirect taxes in India in the first quarter of 2010 and additional cost rationalization measures in discretionary spends such as consultancy and staff welfare initiated by the Company in the current year. This decrease has been partially off-set by higher costs as a result of general growth in our business and foreign exchange volatility as described above. As a result, the operational expenses as a percentage of net revenues decreased from 20.0% in the first half of 2009 to 17.8% in the first half of 2010.

Depreciation and amortization expenses increased by $3.1 million, or 13.6%. The increase was largely due to capital expenditures incurred for expansion of infrastructure and IT related facilities over the last twelve months in India (Gurgaon), the Americas and Europe to support growth, and higher costs as a result of foreign exchange volatility as described above. As a percentage of net revenues, depreciation and amortization expenses increased marginally from 4.2% in the first half of 2009 to 4.3% in the first half of 2010.

As a result of the foregoing, our gross profit increased by $18.9 million, or 9.0%, and our gross margin decreased from 38.8% in the first half of 2009 to 38.3% in the first half of 2010.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Six months Ended June 30,
	2009		2010
	(dollars in millions)
Personnel expenses	$86.5	16.1%	$103.9	17.4%
Operational expenses	36.2	6.7	38.6	6.5
Depreciation and amortization	5.0	0.9	5.7	1.0

Selling, general and administrative expenses	$127.7	23.7%	$148.2	24.9%

Selling, general and administrative expenses, or SG&A expenses, increased by $20.4 million, or 16.0%. As a percentage of net revenues, SG&A expenses increased from 23.7% in the first half of 2009 to 24.9% in the first half of 2010. This was primarily due to increased personnel expenses. The increase in selling, general and administrative expenses is also on account of lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009 and volatility in exchange rates during the second quarter leading to an increased spread between monthly currency translation rates and the settlement date exchange rates for hedge contracts, thereby increasing the hedged costs.

Personnel expenses increased by $17.4 million, or 20.1%. The increase in personnel expenses is primarily due to an increase in senior level employees in our business development team as well as general wage inflation. In addition, this increase was attributable to higher costs as a result of foreign exchange volatility as described above. As a result, personnel expenses as a percentage of net revenues increased from 16.1% in the first half of 2009 to 17.4% in the first half of 2010.

The operational expenses component of SG&A expenses increased by $2.4 million, or 6.5%. This increase is attributable to higher travel related expenses for business development activities, increased expenditure related to Smart Enterprise Processes (SEPsm) and higher costs as a result of foreign exchange volatility as described above, offset by a reduction in the reserve for doubtful debts due to collection of old doubtful receivables in the first half of 2010 and a higher credit in indirect taxes in India. As a result, operational expenses as a percentage of net revenues decreased from 6.7% in the first half of 2009 to 6.5% in the first half of 2010.

Depreciation and amortization expenses as a component of SG&A expenses increased marginally by $0.7 million to $5.7 million in the first half of 2010. This increase in depreciation and amortization expenses is due to higher capital expenditure incurred for expansion of existing Delivery Centers over the last twelve months and higher costs as a result of foreign exchange volatility as described above.

Amortization of acquired intangibles. In the first half of 2009 and 2010, we continued to incur significant non-cash charges of $13.4 million and $8.3 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net. Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, increased to $3.9 million in the first half of 2010 compared to $2.9 million in the first half of 2009 mainly due to reversal of the provision of $1.3 million in the first quarter of 2010 for employee related statutory liabilities in one of our subsidiaries. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $4.6 million to $75.5 million in the first half of 2010. As a percentage of net revenues, income from operations decreased from 13.2% in the first half of 2009 to 12.7% in the first half of 2010.

Foreign exchange (gains) losses, net. We recorded a foreign exchange loss of $5.6 million for the first half of 2010, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from movements in the Indian rupee and U.S. dollar exchange rates in the first half of 2010 compared to exchange gain of $0.6 million in the first half of 2009, net of the impact of the discontinuance of certain cash flow hedges in the first half of 2009.

Other income (expense), net. We recorded other income, net of interest expense, of $2.1 million in the first half of 2010 compared to $3.1 million in the first half of 2009. The change was driven by a decrease in interest income in the first half of 2010 due to investment in U.S. Treasury bills compared to our investment in higher interest bearing deposits in the first half of 2009. This decrease was partially offset by decrease in interest expense due to repayment of a portion of our long-term loan and increase in other income by $1.0 million. In addition, weighted average rate of interest with respect to outstanding long-term loans under our credit facility was reduced from 2.1% in the first half of 2009 to 1.0% in the first half of 2010.

Income before share of equity in (earnings) loss of affiliates and income tax expense. As a result of the foregoing factors, income before share of equity in (earnings) loss of affiliates and income tax expense decreased by $2.6 million. As a percentage of net revenues, income before share of equity in (earnings) loss of affiliates and income tax expense decreased from 13.9% in the first half of 2009 to 12.1% of net revenues in the first half of 2010.

Equity in loss of affiliates. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia, and HPP.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense decreased by $2.8 million. As a percentage of net revenues, income before income tax expense decreased from 13.8% of net revenues in first half of 2009 to 12.0% of net revenues in the first half of 2010.

Income tax expense. Our income tax expense increased from $10.5 million in the first half of 2009 to $12.1 million for the first half of 2010. This increase is driven by the expiry of the Indian tax holiday for our major site at Hyderabad and reversal of certain deferred tax liabilities on derivatives, that we were able to use in prior years, which resulted in tax benefits in prior years. This has been partially offset by lower profits and higher tax benefits on foreign currency losses.

Net income. As a result of the foregoing factors, net income decreased by $4.3 million from $63.7 million in the first half of 2009 to $59.4 million in the first half of 2010. As a percentage of net revenues, our net income was 11.8% in the first half of 2009 and 10.0% in the first half of 2010.

Net income attributable to noncontrolling interest. The noncontrolling interest is primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $4.0 million in the first half of 2009 to $3.4 million in first half of 2010. The decline is primarily due to volume and price reductions in our SAP offerings in Europe in the second quarter of 2010.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders decreased by $3.6 million from $59.6 million in the first half of 2009 to $56.0 million in the first half of 2010. As a percentage of net revenues, our net income was 11.1% in the first half of 2009 and 9.4% in the first half of 2010.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2009 and June 30, 2010 is presented below:

	As of December 31, 2009	As of June 30, 2010	% Change
	(dollars in millions)
Cash and cash equivalents	$288.7	$308.8	6.9%
Short-term investment	132.6	43.0	(67.6)
Short-term deposits with related party	9.6	—	(100.0)
Short term borrowings	0.2	—	(100.0)
Long-term debt due within one year	44.7	49.8	11.4
Long-term debt other than the current portion	25.0	—	(100.0)
Genpact Limited total shareholders’ equity	$1,197.4	$1,281.4	7.0%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

Our cash and cash equivalents were $308.8 million as of June 30, 2010 compared to $288.7 million as of December 31, 2009. Our cash and cash equivalents are comprised of (a) $72.5 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $122.9 million in term deposits with banks to be used for medium term planned expenditure and capital requirements, (c) $113.4 million in U.S. Treasury bills with an original maturity of less than three months.

In addition, we invested $43.0 million in U.S. Treasury bills and withdrew all short-term deposits with GE India affiliates as of June 30, 2010, compared to $132.6 million of US Treasury bills and $9.6 million of short term deposits with GE India affiliates as of December 31, 2009.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six months Ended June 30,
	2009	2010
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$67.8	$10.0
Investing activities	69.8	18.1
Financing activities	(34.7)	(14.6)

Net increase in cash and cash equivalents	$102.9	$13.5

Cash flow from operating activities. Our net cash provided by operating activities was $10.0 million in the first half of 2010 as compared to $67.8 million in the first half of 2009. The year over year decline was primarily due to incremental working capital of $10.8 million related to the acquisition of Symphony including acquired current liabilities of $5.4 million, deposits for infrastructure investments of $4 million, an increase in accounts receivable due to increase in credit period with certain clients, implemented over the course of last year resulting in higher daily sales outstanding, and reduction in current liabilities, including employee bonus payments.

Cash flow from investing activities. Our net cash provided by investing activities was $18.1 million in the first half of 2010 compared to $69.8 million in the first half of 2009. We paid $37.0 million in the first half of 2010 for purchases of property, plant and equipment in connection with the expansion of existing Delivery Centers and capital expenditures payable compared to $31.2 million in the half year ended June 30, 2009. We realized $89.6 million from the sale of U.S. Treasury bills and $9.8 million from redemption of deposits with GE India, net of amount invested, during the first half of 2010, as compared to $81.1 million from the sale of U.S. Treasury bills and $38.5 million from redemption of deposits with GE India, net of amount invested, during the first half of 2009. Further, during the first half of 2010 we paid $42.6 million for business acquisitions, net of cash acquired, as compared to $20.2 million in the first half of 2009. We made an investment of $2.3 million in a non-consolidating affiliate in the first half of 2010 compared to $0.3 million in the first half of 2009.

Cash flow from financing activities. Our net cash used for financing activities was $14.6 million in the first half of 2010, compared to $34.7 million in the first half of 2009. We repaid $20.0 million of our long term debt as part of our scheduled repayments under our credit agreement and $0.2 million of our short-term borrowings drawn in the fourth quarter of 2009 in the first half of 2010 as compared to repayment of $10.0 million of long term debt and $25 million of our short-term borrowings in the first half of 2009. In addition, we paid the noncontrolling partners of ICE $3.5 million in the first half of 2010 compared to $3.6 million in the first half of 2010. We received $11.8 million as proceeds from the issuance of common shares on exercise of employee stock options in the first half of 2010 as compared to $5.2 million in the first half of 2009.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $49.8 million as of June 30, 2010 compared to $69.7 million as of December 31, 2009, which represented long-term debt primarily related to the 2004 Reorganization. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 2.1% and 1.0% for the six months ended June 30, 2009 and 2010, respectively.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of June 30, 2010, short-term credit facilities available to the Company aggregated $145.0 million, which are under the same agreement as our long-term debt facility. As of June 30, 2010, a total of $15.7 million was utilized, which represented non-funded drawdown.

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

As a result of the changes in the macroeconomic environment in Europe, we re-tested goodwill for impairment as of June 30, 2010 for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles - Goodwill and Other”, for one of our reporting units (ICE). The fair value of this reporting unit was calculated using updated estimated future cash flows reflecting the change in the operating plan of the Company for 2010. The results of our re-testing showed that, as of June 30, 2010, the fair value of this reporting unit exceeded its book value and thus the second step of measuring possible goodwill impairment was not necessary.

The fair value was not considered substantially in excess of carrying value but did exceed the carrying value by approximately 12%. The fair value for ICE had been calculated based on the discounted cash flow method whereby the future projections for revenue and margins had been based on historical trends, the expected operating plan for the year 2010 and management’s estimate of the long term revenue growth and operating margins. The projections reflect a CAGR of 10% in free cash flows over a ten year forecast period with a terminal growth rate of 3%. The risk-adjusted discount rate has been assumed at 8% per annum. If the macroeconomic environment in Europe continues to have an adverse impact on the operations of this reporting unit, its fair value may be reduced below carrying value leading to potential goodwill impairment for this reporting unit. The total goodwill allocated to ICE amounted to $64.9 and $54.8 million as of December 31, 2009 and June 30, 2010, respectively.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2010:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$49.8	$—	$—	$—	$49.8
Capital leases	2.1	2.9	0.2	—	5.2
Operating leases	27.7	46.3	89.4	—	163.4
Purchase obligations	8.8	—	—	—	8.8
Capital commitments net of advances	12.5	—	—	—	12.5
Other long-term liabilities (1)	113.1	45.6	6.1	—	164.8

Total contractual cash obligations	$214.0	$94.8	$95.6	$—	$404.4

(1)	Excludes $17.4 million related to uncertain tax positions. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2 - “Recently adopted accounting pronouncements” under Item 1 - “Financial Statements” above and Part-II Item-7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

During the six months ended June 30, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $80.0 million of the net proceeds from our initial public offering partially to repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Amendment to Amended and Restated Employment Agreement of Pramod Bhasin, dated December 27, 2008.*

10.2+	Fourth Amendment to Master Professional Services Agreement dated June 16, 2010 by and between Genpact International, Inc. and Macro*World Research Corporation (a subsidiary of Wells Fargo & Company). *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
+	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2009 and June 30, 2010, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the six months ended June 30, 2009 and June 30, 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2010, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2010

GENPACT LIMITED

By:	/S/ PRAMOD BHASIN
Pramod Bhasin
Chief Executive Officer

/S/ MOHIT BHATIA
Mohit Bhatia
Chief Financial Officer

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Amendment to Amended and Restated Employment Agreement of Pramod Bhasin, dated December 27, 2008.*

10.2+	Fourth Amendment to Master Professional Services Agreement dated June 16, 2010 by and between Genpact International, Inc. and Macro*World Research Corporation (a subsidiary of Wells Fargo & Company). *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
+	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2009 and June 30, 2010, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the six months ended June 30, 2009 and June 30, 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2010, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.