Form 10-Q
period 2010-09-30
Genpact LTD
filed 2010-11-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2010

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of November 4, 2010 was 220,637,516.

i

Item 1.	Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2009	As of September 30, 2010
Assets
Current assets
Cash and cash equivalents	4	$288,734	$360,869
Short term investments	5	132,601	42,988
Accounts receivable, net	6	136,280	164,070
Accounts receivable from related party, net	6	116,228	129,248
Short term deposits with related party		9,634	—
Deferred tax assets	17	45,929	34,659
Due from related party		9	6
Prepaid expenses and other current assets		116,551	153,018

Total current assets		$845,966	$884,858
Property, plant and equipment, net	9	189,112	200,139
Deferred tax assets	17	36,527	32,625
Investment in equity affiliates	18	588	2,202
Customer-related intangible assets, net	10	36,041	36,702
Other intangible assets, net	10	187	100
Goodwill	10	548,723	559,388
Other assets		90,421	111,273

Total assets		$1,747,565	$1,827,287

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2009	As of September 30, 2010
Liabilities and equity
Current liabilities
Short-term borrowings		$177	$—
Current portion of long-term debt		44,715	37,400
Current portion of capital lease obligations		527	805
Current portion of capital lease obligations payable to related party		1,429	1,208
Accounts payable		16,276	14,788
Income taxes payable	17	1,579	25,558
Deferred tax liabilities	17	264	262
Due to related party		7,843	7,081
Accrued expenses and other current liabilities		322,773	263,650

Total current liabilities		$395,583	$350,752
Long-term debt, less current portion		24,950	—
Capital lease obligations, less current portion		1,570	1,251
Capital lease obligations payable to related party, less current portion		1,809	1,495
Deferred tax liabilities	17	4,398	1,232
Due to related party		10,474	10,985
Other liabilities		109,034	81,293

Total liabilities		$547,818	$447,008

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 217,433,091 and 220,298,649 issued and outstanding as of December 31, 2009 and September 30, 2010, respectively		2,174	2,202
Additional paid-in capital		1,063,304	1,096,711
Retained earnings		278,911	375,063
Accumulated other comprehensive income (loss)		(146,993)	(96,288)

Genpact Limited shareholders’ equity		$1,197,396	$1,377,688
Noncontrolling interest		2,351	2,591

Total equity		$1,199,747	$1,380,279
Commitments and contingencies

Total liabilities and equity		$1,747,565	$1,827,287

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2009	2010	2009	2010
Net revenues
Net revenues from services - related party	18	$111,459	$122,759	$333,909	$354,011
Net revenues from services - others		172,981	198,812	489,216	563,406

Total net revenues		284,440	321,571	823,125	917,417

Cost of revenue
Services	14, 18	166,995	204,833	496,516	572,619

Total cost of revenue		166,995	204,833	496,516	572,619

Gross profit		$117,445	$116,738	$326,609	$344,798
Operating expenses:
Selling, general and administrative expenses	15, 18	67,242	71,272	194,965	219,440
Amortization of acquired intangible assets	10	6,382	3,875	19,747	12,159
Other operating (income) expense, net	18	(1,092)	(839)	(3,970)	(4,780)

Income from operations		$44,913	$42,430	$115,867	$117,979
Foreign exchange (gains) losses, net		2,576	(5,513)	2,005	73
Other income (expense), net	16, 18	305	1,210	3,448	3,324

Income before share of equity in (earnings) loss of affiliates and income tax expense		$42,642	$49,153	$117,310	$121,230
Equity in loss of affiliates		161	104	596	709

Income before income tax expense		$42,481	$49,049	$116,714	$120,521
Income tax expense	17	7,895	7,490	18,430	19,572

Net Income		$34,586	$41,559	$98,284	$100,949
Net income attributable to noncontrolling interest		1,524	1,428	5,572	4,797

Net income attributable to Genpact Limited shareholders		$33,062	$40,131	$92,712	$96,152

Net income available to Genpact Limited common shareholders	13	$33,062	$40,131	$92,712	$96,152
Earnings per common share attributable to Genpact Limited common shareholders	13
Basic		$0.15	$0.18	$0.43	$0.44
Diluted		$0.15	$0.18	$0.42	$0.43

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		215,794,607	219,630,410	215,136,984	218,847,260
Diluted		221,799,597	224,831,250	219,228,874	224,583,494

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2009	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366
Issuance of common shares on exercise of options (Note 12)	1,523,358	15	7,432	—	—	—	7,447
Issuance of common shares under the employee share purchase plan (Note 12)	31,327	—	289	—	—	—	289
Distribution to noncontrolling interest	—	—	—	—	—	(5,586)	(5,586)
Share-based compensation expense (Note 12)	—	—	15,256	—	—	—	15,256
Comprehensive income:
Net income	—	—	—	92,712	—	5,572	98,284
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	99,846	—	99,846
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	35	—	35
Currency translation adjustments	—	—	—	—	(1,179)	(3)	(1,182)

Comprehensive income (loss)	—	—	—	—	—	—	$196,983

Balance as of September 30, 2009	216,115,305	$2,161	$1,053,281	$244,322	$(243,565)	$2,556	$1,058,755

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of shares	Amount
Balance as of January 1, 2010	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747
Issuance of common shares on exercise of options (Note 12)	2,795,669	28	18,000	—	—	—	18,028
Issuance of common shares under the employee share purchase plan (Note 12)	32,389	—	444	—	—	—	444
Issuance of common shares on vesting of restricted share units (Note 12)	37,500	—	—	—	—	—	—
Noncontrolling interest on business acquisition	—	—	—	—	—	502	502
Distribution to noncontrolling interest	—	—	—	—	—	(4,700)	(4,700)
Share-based compensation expense (Note 12)	—	—	14,963	—	—	—	14,963
Comprehensive income:
Net income	—	—	—	96,152	—	4,797	100,949
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	43,765	—	43,765
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	202	—	202
Currency translation adjustments	—	—	—	—	6,738	(359)	6,379

Comprehensive income (loss)	—	—	—	—	—	—	$151,295

Balance as of September 30, 2010	220,298,649	$2,202	$1,096,711	$375,063	$(96,288)	$2,591	$1,380,279

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2009	2010
Operating activities
Net income attributable to Genpact Limited shareholders	$92,712	$96,152
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	38,893	43,128
Amortization of debt issue costs	434	310
Amortization of acquired intangible assets	20,182	12,400
Provision for doubtful receivables	2,112	(1,373)
Gain on business acquisition	—	(247)
Unrealized (gain) loss on revaluation of foreign currency asset/liability	5,147	(393)
Equity in loss of affiliates	596	709
Noncontrolling interest	5,572	4,797
Share-based compensation expense	15,256	14,963
Deferred income taxes	(18,324)	(5,719)
Others, net	(178)	152
Change in operating assets and liabilities:
Increase in accounts receivable	(18,072)	(40,657)
Increase in other assets	(46,497)	(49,536)
(Decrease) increase in accounts payable	4,243	(300)
Decrease in accrued expenses and other current liabilities	(15,791)	(23,288)
Increase in income taxes payable	33,546	24,043
Increase in other liabilities	3,671	2,823

Net cash provided by operating activities	$123,502	$77,964

Investing activities
Purchase of property, plant and equipment	(43,949)	(47,690)
Proceeds from sale of property, plant and equipment	2,026	916
Investment in affiliates	(296)	(2,324)
Purchase of short term investments	(197,419)	(85,971)
Proceeds from sale of short term investments	194,822	175,584
Short term deposits placed with related party	(101,008)	(6,485)
Redemption of short term deposits with related party	144,880	16,213
Payment for business acquisitions, net of cash acquired	(20,196)	(42,575)

Net cash provided by (used for) investing activities	$(21,140)	$7,668

Financing activities
Repayment of capital lease obligations	(1,946)	(3,486)
Repayment of long-term debt	(20,000)	(32,500)
Repayment of short-term borrowings	(25,000)	(165)
Proceeds from issuance of common shares under share based compensation plans	7,736	18,472
Distribution to noncontrolling interest	(5,586)	(4,700)

Net cash used for financing activities	$(44,796)	$(22,379)

Effect of exchange rate changes	(1,170)	8,882
Net increase in cash and cash equivalents	57,566	63,253
Cash and cash equivalents at the beginning of the period	184,050	288,734

Cash and cash equivalents at the end of the period	$240,446	$360,869

Supplementary information
Cash paid during the period for interest	$3,652	$1,293
Cash paid during the period for income taxes	$43,557	$28,872
Property, plant and equipment acquired under capital lease obligation	$1,250	$1,066

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

(b) Secondary Offering

On March 24, 2010, the Company completed a secondary offering of its common shares by certain of its shareholders that was priced at $15 per share. The offering consisted of 38,640,000 common shares, which included the underwriters exercise of their option to purchase an additional 5,040,000 common shares from the Company’s shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering. The Company incurred expenses in connection with the secondary offering of approximately $591, which have been recognized under ‘Other income (expense), net’ in the Consolidated Statement of Income for the nine-months ended September 30, 2010. Upon the completion of the secondary offering, the General Electric Company’s (“GE”) shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s).

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the carrying amount of property, plant and equipment, intangibles and goodwill, the provision for doubtful receivables and the valuation allowance for deferred tax assets, the valuation of derivative financial instruments, the measurements of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the consolidated financial statements.

(c) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts an ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a related party, and short term investments are with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 46% and 44% of receivables as of December 31, 2009 and September 30, 2010, respectively. GE accounted for 41% and 39% of revenues for the nine months ended September 30, 2009 and 2010, respectively, and for 39% and 38% of revenues for the three months ended September 30, 2009 and 2010, respectively.

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

The following recently released accounting standards have been adopted by the Company and certain disclosures in the consolidated financial statements and footnotes to the consolidated financial statements have been modified. Adoption of these standards did not impact the consolidated financial statement amounts as they are disclosure-only in nature:

•

In February 2010, the FASB issued ASU 2010-09 which amends ASC 855-10, Subsequent Events such that a SEC filer, as defined in the ASU, is no longer required to disclose the date through which subsequent events have been evaluated in the originally issued and revised financial statements. The ASU also provides that SEC filers must evaluate the subsequent events through the date the financial statements are issued. The provisions of ASU 2010-09 are effective immediately for SEC filers. Effective the date of issuance of the ASU in February 2010, the Company adopted ASU 2010-09.

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

3. Business acquisitions

(a) Symphony Marketing Solutions, Inc.

On February 3, 2010, the Company acquired 100% of the outstanding equity interest in Symphony Marketing Solutions, Inc., a Delaware corporation (“Symphony”), for cash consideration of $29,303. Acquisition-related costs incurred by the Company amounted to $521, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. Through this acquisition, the Company intends to enhance its expertise in analytics and data management services.

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

$16,347

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

4. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2009 and September 30, 2010 comprise:

	As of December 31, 2009	As of September 30, 2010
Deposits with banks	$192,222	$179,376
U.S. Treasury bills	38,549	83,488
Other cash and bank balances	57,963	98,005

Total	$288,734	$360,869

5. Short Term Investments

The components of the Company’s short term investments as of December 31, 2009 and September 30, 2010 are as follows:

	As of December 31, 2009
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$132,798	$—	$197	$132,601

Total	$132,798	$—	$197	$132,601

	As of September 30, 2010
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$42,983	$5	$—	$42,988

Total	$42,983	$5	$—	$42,988

6. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $257,737 and $296,106, and provision for doubtful receivables were $5,229 and $2,788, resulting in net accounts receivable balances of $252,508 and $293,318, as of December 31, 2009 and September 30, 2010, respectively. In addition, accounts receivable due after one year of $1,174 and $8,947 as of December 31, 2009 and September 30, 2010, respectively are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $117,697 and $130,074, and provision for doubtful receivables were $1,469 and $826, resulting in net accounts receivable balances of $116,228 and $129,248, as of December 31, 2009 and September 30, 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and notes, and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and notes, and loans held for sale were determined using the following inputs as of December 31, 2009 and September 30, 2010:

	As of December 31, 2009
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$30,347	$—	$30,347	$—
Loans held for sale (Note a)	552	—	—	552
U.S. Treasury bills and notes (Note c)	171,150	171,150	—	—

Total	$202,049	$171,150	$30,347	$552

Liabilities
Derivative Instruments (Note b)	$159,965	$—	$159,965	$—

Total	$159,965	$—	$159,965	$—

	As of September 30, 2010
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$34,281	$—	$34,281	$—
Loans held for sale (Note a)	603	—	—	603
U.S. Treasury bills and notes (Note c)	126,476	126,476	—	—

Total	$161,360	$126,476	$34,281	$603

Liabilities
Derivative Instruments (Note b)	$93,501	$—	$93,501	$—

Total	$93,501	$—	$93,501	$—

(a)	Included in prepaid expenses and other current assets, and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities, and other liabilities in the consolidated balance sheets.
(c)	Included in either cash and cash equivalents or short term investments, depending on the maturity profile, in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Fair Value Measurements (Continued)

Following is the reconciliation of loans held for sale which have been measured at fair value using significant other unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Opening balance, net	$759	$605	$759	$552
Impact of fair value included in earnings	—	7	—	81
Settlements	(759)	(9)	(759)	(30)

Closing balance, net	$—	$603	$—	$603

The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from multiple independent sources including financial institutions. Loans held for sale are valued using collateral values based on inputs from a single source when the Company is not able to corroborate the inputs and assumptions with other relevant market information. Investments in U.S. Treasury bills and notes which are classified as available-for-sale short term investments and cash and cash equivalents, depending on the maturity profile, are measured using quoted market prices at the reporting date multiplied by the quantity held.

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

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2009	As of September 30, 2010	As of December 31, 2009	As of September 30, 2010
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,215,000	$2,012,813	$(115,883)	$(50,178)
United States Dollars (sell) Mexican Peso (buy)	15,400	14,000	599	769
United States Dollars (sell) Philippines Peso (buy)	20,550	60,350	577	1,420
Euro (sell) United States Dollars (buy)	44,329	54,119	(42)	1,048
Euro (sell) Hungarian Forints (buy)	9,095	15,223	108	385
Euro (sell) Romanian Leu (buy)	63,637	58,992	(7,781)	(866)
Japanese Yen (sell) Chinese Renminbi (buy)	62,483	76,307	(4,985)	(8,335)
Pound Sterling (sell) United States Dollars (buy)	51,149	46,011	406	826
Australian Dollars (sell) United States Dollars (buy)	26,461	31,987	(2,617)	(4,289)

			$(129,618)	$(59,220)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

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

The fair value of the derivative instruments and their location on the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2009	As of September 30, 2010	As of December 31, 2009	As of September 30, 2010
Assets
Prepaid expenses and other current assets	$4,133	$7,022	$3,502	$6,613
Other assets	$22,712	$20,646	$—	$—
Liabilities
Accrued expenses and other current liabilities	$97,696	$63,092	$2,175	$989
Other liabilities	$60,094	$29,420	$—	$—

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

In connection with cash flow hedges, the Company has recorded as a component of accumulated other comprehensive income (loss) or OCI within equity a gain (loss) of ($87,001), and ($43,236), net of taxes, as of December 31, 2009 and September 30, 2010, respectively.

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from accumulated OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from Accumulated OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Nine months ended September 30,			Three months ended September 30,		Nine month ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2009	2010		2009	2010	2009	2010		2009	2010	2009	2010
Forward foreign exchange contracts	$86,044	$10,466	Revenue	$(2,729)	$(1,142)	$(3,274)	$(3,183)	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(11,589)	(15,285)	(36,759)	(42,049)
			Selling, general and administrative expenses	(3,132)	(3,286)	(9,432)	(10,403)

	$86,044	$10,466		$(17,450)	$(19,713)	$(49,465)	$(55,635)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivatives	Amount of (Gain) Loss recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2009	2010	2009	2010
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$462	$(1,924)	$(2,956)	$(8,243)
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	6,855	—	13,070	(234)

		$7,317	$(1,924)	$10,114	$(8,477)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.
(b)	These forward foreign exchange contracts were initially designated as cash flow hedges under FASB guidance on Derivatives and Hedging. The net (gains) losses amounts of $13,070 and ($234) for the nine months ended September 30, 2009 and 2010 respectively, and the net (gains) losses amounts of $6,855 and $0 for the three months ended September 30, 2009 and 2010 respectively, include the recognition of previously unrealized losses for certain derivative contracts previously accounted for within accumulated other comprehensive income (loss). These losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. For the nine months ended September 30, 2009 and 2010, unrealized losses of $13,964 and $0, respectively, and for the three months ended September 30, 2009 and 2010, unrealized losses of $6,636 and $0, respectively, were recognized in the consolidated statements of income related to these non-designated contracts. In addition, these amounts also include subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2009	As of September 30, 2010
Property, plant and equipment, gross	$381,250	$429,629
Less: Accumulated depreciation and amortization	(192,138)	(229,490)

Property, plant and equipment, net	$189,112	$200,139

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2009 and 2010 was $33,201 and $37,014 respectively, and for the three months ended September 30, 2009 and 2010 was $11,677 and $12,445 respectively. The amount of computer software amortization for the nine months ended September 30, 2009 and 2010 was $9,095 and $10,043, respectively, and for the three months ended September 30, 2009 and 2010 was $3,054 and $3,300, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $3,403 and $3,929 for the nine months ended September 30, 2009 and 2010, respectively, and $1,130 and $1,377 for the three months ended September 30, 2009 and 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2009 and nine months ended September 30, 2010:

	As of December 31, 2009	As of September 30, 2010
Opening balance	$531,897	$548,723
Goodwill relating to acquisitions consummated during the period	—	16,251
Effect of exchange rate fluctuations	16,826	(5,586)

Closing balance	$548,723	$559,388

The total amount of goodwill deductible for tax purposes is $13,805 and $10,636 as of December 31, 2009 and September 30, 2010, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2009			As of September 30, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$208,117	$172,076	$36,041	$219,950	$183,248	$36,702
Marketing-related intangible assets	15,685	15,685	—	15,673	15,673	—
Contract-related intangible assets	471	471	—	474	474	—
Other intangible assets	343	156	187	343	243	100

	$224,616	$188,388	$36,228	$236,440	$199,638	$36,802

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2009 and 2010 were $19,747 and $12,159, respectively, and for the three months ended September 30, 2009 and 2010 were $6,382 and $3,875, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the nine months ended on September 30, 2009 and 2010 were $435 and $241, respectively, and for the three months ended September 30, 2009 and 2010 were $140 and $76, respectively, and has been reported as a reduction of revenue. As of September 30, 2010, the unamortized value of the intangible asset was $308 which will be amortized in future periods and reported as a reduction of revenue.

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

Net Gratuity Plan costs for the three months and nine months ended September 30 2009, and 2010 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Service costs	$473	$596	$1,406	$1,808
Interest costs	195	234	580	710
Amortization of actuarial loss	105	87	312	264
Expected return on plan assets	(143)	(196)	(421)	(593)

Net Gratuity Plan costs	$630	$721	$1,877	$2,189

Defined contribution plans

During the three months and nine months ended September 30, 2009 and 2010, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
India	$2,051	$2,632	$5,917	$7,522
U.S.	193	361	800	1,191
U.K.	137	193	397	627
Hungary	16	16	45	32
China	1,676	2,130	4,885	5,810
Mexico	9	11	48	37
South Africa	21	81	21	252
Morocco	—	24	—	85

Total	$4,103	$5,448	$12,113	$15,556

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Share-based compensation (Continued)

The share-based compensation costs relating to the above plans during the nine months ended September 30, 2009 and 2010, were $15,256 and $14,912, respectively, and for the three months ended September 30, 2009 and 2010, were $5,825 and $4,661, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to the assumptions used to estimate the fair value of options granted during the nine months ended September 30, 2010.

A summary of the options granted during the nine months ended September 30, 2010 is set out below:

	Nine months ended September 30, 2010
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2010	20,393,499	$10.23	7.2	$—
Granted	1,513,000	15.91	—	—
Forfeited	(2,111,876)	13.91	—	—
Expired	(66,436)	15.22	—	—
Exercised	(2,795,669)	6.45	—	31,539

Outstanding as of September 30, 2010	16,932,518	$10.88	6.7	$116,022

Vested and exercisable as of September 30, 2010 and expected to vest thereafter (Note a)	16,540,956	$10.98	6.7	$111,606
Vested and exercisable as of September 30, 2010	6,404,899	$6.12	5.4	$74,339
Weighted average grant date fair value of grants during the period	$6.66

(a)	Options expected to vest reflect an estimated forfeiture rate.

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

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the nine months ended September 30, 2010 is set out below:

	Nine months ended September 30, 2010
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	47,306	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—

Outstanding as of September 30, 2010	23,653	$14.04

As of September 30, 2010, the total remaining unrecognized share-based compensation costs related to Restricted Shares amounted to $61 which will be recognized over the weighted average remaining requisite vesting period of 6 months.

Restricted Share Units

The Company grants stock awards in the form of restricted share units, or RSUs, under the 2007 Omnibus Plan.

Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have vesting schedules of one to four years and a contractual period of ten years. The compensation expense is recognized on a straight line basis over the vesting term.

A summary of RSUs activity during the nine months ended September 30, 2010 is set out below:

	Nine months ended September 30, 2010
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	325,000	$10.09
Granted	111,000	14.48
Vested and allotted	(37,500)	12.23
Forfeited	—	—

Outstanding as of September 30, 2010	398,500	$11.11

As of September 30, 2010, the total remaining unrecognized share-based compensation costs related to RSUs amounted to $3,374 which will be recognized over the weighted average remaining requisite vesting period of 2.14 years.

Performance Units

The Company also makes stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

During the nine months ended September 30, 2010, the Company granted PUs, wherein each PU represents the right to receive a common share based on the Company’s performance against specified targets. These PUs have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The compensation expense is recognized on a straight line basis over the vesting term. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Share-based compensation (Continued)

A summary of PUs activity during the nine months ended September 30, 2010 is set out below:

	Nine months ended September 30, 2010
	Number of Performance Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	—	$—
Granted	1,110,000	15.20
Vested and allotted	—	—
Forfeited	(31,000)	16.25

Outstanding as of September 30, 2010	1,079,000	$15.17

As of September 30, 2010, the total remaining unrecognized share-based compensation costs related to PUs amounted to $11,222 which will be recognized over the weighted average remaining requisite vesting period of 2.33 years.

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

During the nine months ended September 30, 2009 and 2010, common shares issued under the ESPP were 31,327 and 32,389, respectively.

The ESPP was considered as non compensatory under the FASB guidance on Compensation-Stock Compensation until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is considered compensatory with effect from September 1, 2009.

The compensation expenses for the ESPP are recognized in accordance with the FASB guidance on Compensation-Stock Compensation. During the nine months and three months ended September 30, 2010, $51 and $17, respectively, has been recognized as compensation expense, and has been allocated to cost of revenue and selling, general, and administrative expenses.

13. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per Share. Basic and diluted earnings per common share give effect to the change in the number of common shares of the Company. The calculation of earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, common shares to be issued under employee stock purchase plan and performance units have been included in the computation of diluted earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 13,425,367 and 9,585,407 for the nine months ended September 30, 2009 and 2010, respectively, and is 10,438,965 and 8,752,810 for the three months ended September 30, 2009 and 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

13. Earnings per share (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Net income attributable to Genpact Limited common shareholders	$33,062	$40,131	$92,712	$96,152
Weighted average number of common shares used in computing basic earnings per common share	215,794,607	219,630,410	215,136,984	218,847,260

Dilutive effect of share based awards	6,004,990	5,200,840	4,091,890	5,736,234

Weighted average number of common shares used in computing dilutive earnings per common share	221,799,597	224,831,250	219,228,874	224,583,494

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.15	$0.18	$0.43	$0.44
Diluted	$0.15	$0.18	$0.42	$0.43

14. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Personnel expenses	$103,935	$129,219	$303,046	$365,530
Operational expenses	50,980	62,068	158,806	167,897
Depreciation and amortization	12,080	13,546	34,664	39,192

	$166,995	$204,833	$496,516	$572,619

15. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Personnel expenses	$45,356	$51,263	$131,900	$155,206
Operational expenses	19,235	17,811	55,433	56,369
Depreciation and amortization	2,651	2,198	7,632	7,865

	$67,242	$71,272	$194,965	$219,440

16. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Interest income	$1,188	$1,127	$5,891	$3,171
Interest expense	(725)	(629)	(3073)	(1734)
Secondary offering expenses	—	—	—	(591)
Other income (expense)	(158)	712	630	2478

	$305	$1,210	$3,448	$3,324

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

17. Income taxes

As a result of the change in tax status of one of its subsidiaries in the U.S. during the year ended December 31, 2007, the Company recognized the tax effects in the consolidated statement of income for the adjustment in deferred tax liability associated with the unrealized gains on certain effective hedges in other comprehensive income. During the nine months ended September 30, 2010, the Company recognized a reversal of deferred tax liability amounting to $658 for these hedges that matured in nine months ended on September 30, 2010.

As of December 31, 2009, the Company had unrecognized tax benefits amounting to $13,195 including an amount of $13,019 that, if recognized would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2010 to September 30, 2010:

Opening balance at January 1, 2010	$13,195
Increase related to prior year tax positions, including recorded against goodwill	4,500
Effect of exchange rate changes	61
Closing balance at September 30, 2010	$17,756

The unrecognized tax benefits as of September 30, 2010 include an amount of $17,590 that, if recognized, would impact the effective tax rate. As of December 31, 2009 and September 30, 2010, the Company has accrued approximately $1,930 and $1,959, respectively, in interest relating to unrecognized tax benefits.

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

For the nine months ended September 30, 2009 and 2010, the Company recognized net revenues from GE of $333,909 and $353,791, respectively, representing 41% and 39%, respectively, of the consolidated total net revenues.

For the three months ended September 30, 2009 and 2010, the Company recognized net revenues from GE of $111,459 and $122,673, respectively, representing 39% and 38%, respectively, of the consolidated total net revenues.

For the three months and nine months ended September 30, 2010, the Company recognized net revenues of $86 and $220, respectively, from a customer in which one of the Company’s directors has a controlling interest.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

18. Related party transactions (Continued)

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the nine months ended September 30, 2009 and 2010, cost of revenue, net of recovery, included amounts of $4,334 and $3,542, respectively, and for the three months ended September 30, 2009 and 2010, cost of revenue, net of recovery, included amounts of $1,571 and $960, respectively, relating to services procured from GE. In addition, cost of revenue also includes a credit adjustment of $3,499 due to re-negotiation of certain service contracts. For the nine months ended September 30, 2009 and 2010, cost of revenue from services also include training & recruitment cost of $474 and $897 respectively, and $113 and $318 for the three months ended September 30, 2009 and 2010, respectively, from its non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the nine months ended September 30, 2009 and 2010, selling, general and administrative expenses, net of recovery, included amounts of $314 and $420, respectively, and for the three months ended September 30, 2009 and 2010, selling, general and administrative expenses, net of recovery, included amounts of $117 and $107, respectively, relating to services procured from GE. For the nine months ended September 30, 2009 and 2010, selling, general, and administrative expenses also include a cost recovery, net, of $586 and $397, respectively, and for the three months ended September 30, 2009 and 2010, selling, general, and administrative expenses also include a cost recovery, net, of $159 and $97, respectively, in relation to cost recovery from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the nine months ended September 30, 2009 and 2010, income from these services was ($3,368) and ($1,867), respectively, and for the three months ended September 30, 2009 and 2010, income from these services was ($935) and ($626), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the nine months ended September 30, 2009 and 2010, interest income earned on these deposits was $1,845 and $118, respectively, and for the three months ended September 30, 2009 and 2010, interest income earned on these deposits was $236 and $0, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations from GE. For the nine months ended September 30, 2009 and 2010, interest expense relating to such related party debt amounted to $318 and $265, respectively, and for the three months ended September 30, 2009 and 2010, interest expense relating to such related party debt amounted to $106 and $123, respectively.

Investment in equity affiliates

During the nine months ended September 30, 2009 and 2010, the Company has made an investment of $296 and $2,324, respectively, in its non-consolidating affiliates and for the three months ended September 30, 2009 and 2010, the Company has made an investment of $0 and $0 respectively, in its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

19. Commitments and contingencies

Capital commitments

As of December 31, 2009 and September 30, 2010, the Company has commitment to spend $33,493 and $7,238 respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $1,242 and $2,007 as of December 31, 2009 and September 30, 2010, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

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

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2-”Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A-”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These forward-looking statements include, but are not limited to, statements relating to:

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

•	the selling cycle for our client relationships;

•	legislation in the United States or elsewhere that adversely affects the performance of business process services offshore;

•	deterioration in the global economic environment and its impact on our clients;

•	our ability to retain senior management;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships based on attractive terms;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	unionization of any of our employees;

•	our ability to derive revenue from new service offerings; and

•	our ability to successfully consummate or integrate strategic acquisitions.

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

As of September 30, 2010, we have approximately 43,300 employees with operations in thirteen countries. In the third quarter of 2010, we had net revenues of $321.6 million, of which 61.9% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed Luxembourg entity. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. On December 16, 2005, GE’s affiliate sold a portion of its equity in us to a subsidiary of Wachovia Corporation. Wachovia Corporation merged with Wells Fargo & Company on December 31, 2008. On December 22, 2006, we redeemed certain shares held by GE affiliates. On December 18, 2007, GE’s affiliate, GE Capital (Mauritius) Holdings Ltd., sold a further portion of its equity in us to an affiliate of a limited partner of one of our shareholders. GE further divested its shares pursuant to our secondary offering completed on March 24, 2010. As of September 30, 2010, GE, through its affiliates, owned 9.1% of our outstanding equity.

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

In January 2010, we finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois and entered into a ten year master professional services agreement, or MPSA, with Walgreens, for cash consideration of $16.3 million. Pursuant to the terms of the MPSA, approximately 500 Walgreens accounting employees in Danville were transferred to Genpact in May 2010. By virtue of the combination of the acquisition of the delivery center and the entry into the MPSA, we have acquired an integrated set of activities and assets capable of being managed and conducted for the purpose of providing returns to us, and this arrangement qualifies as a business combination. This transaction was consummated in the second quarter of 2010 upon completion of certain closing conditions and has been accounted for as business combination in accordance with the acquisition method.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2- “Summary of significant accounting policies” under Item 1- “Financial Statements” above and Part-II Item-7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table sets forth certain data from our income statement in absolute amounts and as a percentage of net revenues for the three months and nine months ended September 30, 2009 and 2010.

	Three months ended September 30,				Nine months ended September 30,
	2009		2010		2009		2010
	(dollars in millions)				(dollars in millions)
Net revenues—GE	$111.5	39.2%	$122.7	38.1%	$333.9	40.6%	$353.8	38.6%
Net revenues—Global Clients	173.0	60.8%	198.9	61.9%	489.2	59.4%	563.6	61.4%

Total net revenues	284.4	100.0%	321.6	100.0%	823.1	100.0%	917.4	100.0%

Cost of revenue	167.0	58.7%	204.8	63.7%	496.5	60.3%	572.6	62.4%
Gross profit	117.4	41.3%	116.7	36.3%	326.6	39.7%	344.8	37.6%
Operating expenses
Selling, general and administrative expenses	67.2	23.6%	71.3	22.2%	195.0	23.7%	219.4	23.9%
Amortization of acquired intangible assets	6.4	2.2%	3.9	1.2%	19.7	2.4%	12.2	1.3%
Other operating (income) expense, net	(1.1)	0.4%	(0.8)	0.3%	(4.0)	0.5%	(4.8)	0.5%

Income from operations	44.9	15.8%	42.4	13.2%	115.9	14.1%	118.0	12.9%
Foreign exchange (gains) losses, net	2.6	0.9%	(5.5)	1.7%	2.0	0.2%	0.1	0.0%
Other income (expense), net	0.3	0.1%	1.2	0.4%	3.4	0.4%	3.3	0.4%

Income before share of equity in (earnings) loss of affiliates and income tax expense	42.6	15.0%	49.2	15.3%	117.3	14.3%	121.2	13.2%
Equity in loss of affiliates	0.2	0.1%	0.1	0.0	0.6	0.1%	0.7	0.1%

Income before income tax expense	42.5	14.9%	49.0	15.3%	116.7	14.2%	120.5	13.1%
Income tax expense	7.9	2.8%	7.5	2.3%	18.4	2.2%	19.6	2.1%

Net Income	34.6	12.2%	41.6	12.9%	98.3	11.9%	100.9	11.0%
Net income attributable to noncontrolling interest	1.5	0.5%	1.4	0.4	5.6	0.7%	4.8	0.5%

Net income attributable to Genpact Limited shareholders	$33.1	11.6%	$40.1	12.5%	$92.7	11.3%	$96.2	10.5%

Net income available to Genpact Limited common shareholders	33.1		40.1		92.7		96.2

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net revenues. Our net revenues increased by $37.1 million, or 13.1%, in the third quarter of 2010 compared to the third quarter of 2009. Our growth in net revenues is primarily on account of growth in business process management services for new Global Clients and GE. Our total headcount increased by 14.9% to approximately 43,300 at the end of the third quarter of 2010 from approximately 37,700 at the end of the third quarter of 2009. Our revenue per employee was approximately $31.6 thousand in the third quarter of 2009 which decreased to approximately $31.2 thousand in the third quarter of 2010. The slight decrease in our revenue per employee is primarily because our revenue per employee in the third quarter of 2009 benefited from a $4 million receipt from one of our Global Clients for cancellations.

Net revenues from GE increased by $11.2 million, or 10.1%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2009, certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the third quarter of 2010 increased 10.5% over the third quarter of 2009 after excluding such dispositions by GE in 2009 and 2010. This increase was primarily driven by growth in information technology and business process management service offerings across GE businesses partially offset by price reductions in certain statements of work, or SOWs. As a result of the growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 39.2% in the third quarter of 2009 to 38.1% in the third quarter of 2010.

Net revenues from Global Clients increased by $25.9 million, or 15.0% compared to the third quarter of 2009. This increase resulted from new business from clients added in the last twelve months, including Walgreens and clients of Symphony, partially offset by a decline in information technology services for Global Clients. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $1.2 million as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 60.8% in the third quarter of 2009 to 61.9% in the third quarter of 2010.

Revenues from business process management services increased to 86.3% of total net revenues in the third quarter of 2010 from 84.9% in the third quarter of 2009. Revenues from business process management grew 14.9% from the third quarter of 2009 to $277.4 million in the third quarter of 2010. The increase in business process management revenues was primarily due to new business from Global Clients added in the last twelve months, including clients of Symphony. We also saw growth in finance & accounting, analytics and supply chain service offerings for GE. Revenue from our information technology business increased by $1.3 million, or 2.9%, in the third quarter of 2010 compared to the third quarter of 2009. The increase in our information technology services revenue is driven by GE Commercial Finance and Healthcare, partially offset by volume and price reductions in our SAP offerings in Europe. As a percentage of net revenues, revenue from our information technology business declined to 13.7% in the third quarter of 2010 from 15.1% in the third quarter of 2009.

Cost of revenue. The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Three Months Ended September 30,
	2009		2010
	(dollars in millions)
Personnel expenses	$103.9	36.5%	$129.2	40.2%
Operational expenses	51.0	17.9	62.1	19.3
Depreciation and amortization	12.1	4.2	13.5	4.2

Cost of revenue	$167.0	58.7%	$204.8	63.7%

Cost of revenue increased by $37.8 million, or 22.7%. As a percentage of net revenues, cost of revenue increased from 58.7% in the third quarter of 2009 to 63.7% in the third quarter of 2010. This increase in cost of revenue is on account of increased headcount and infrastructure costs incurred in anticipation of transitions for new contracts which were delayed. The increase in cost of revenue is also on account of lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009.

The largest component of increase in the cost of revenue was personnel expenses, which increased by $25.3 million, or 24.3%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth. The increase also reflects overall wage inflation and the impact of foreign exchange volatility as described above. As a result, our personnel expenses as a percentage of net revenues increased from 36.5% in the third quarter of 2009 to 40.2% in the third quarter of 2010.

Operational expenses increased by $11.1 million, or 21.8%. The increase in operational expenses is on account of increased infrastructure costs incurred in anticipation of transitions for new contracts which were delayed and higher pass through costs recoverable from clients such as travel and living, and foreign exchange volatility as described above. The operational expenses as a percentage of net revenues increased from 17.9% in the third quarter of 2009 to 19.3% in the third quarter of 2010.

Depreciation and amortization expenses increased by $1.5 million, or 12.1%. The increase was largely due to capital expenditures incurred for expansion of infrastructure and IT related facilities over the last twelve months in India (Gurgaon), the Philippines and Europe to support growth, and higher costs as a result of foreign exchange volatility during the quarter as described above. As a percentage of net revenues, depreciation and amortization expenses remained constant at 4.2% in the third quarter of 2010 in comparison to the third quarter of 2009.

As a result of the foregoing, our gross profit decreased marginally by $0.7 million, or 0.6%, and our gross margin decreased from 41.3% in the third quarter of 2009 to 36.3% in the third quarter of 2010.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Three Months Ended September 30,
	2009		2010
	(dollars in millions)
Personnel expenses	$45.4	15.9%	$51.3	15.9%
Operational expenses	19.2	6.8	17.8	5.5
Depreciation and amortization	2.7	0.9	2.2	0.7

Selling, general and administrative expenses	$67.2	23.6%	$71.3	22.2%

Selling, general and administrative expenses, or SG&A expenses, increased by $4.0 million, or 6.0%. This was primarily due to increased personnel expenses. In addition, the increase is also on account of lower realization on our contracted Indian rupee-U.S. dollar hedges in 2010 compared to 2009. As a percentage of net revenues, SG&A expenses decreased from 23.6% in the third quarter of 2009 to 22.2% in the third quarter of 2010.

Personnel expenses increased by $5.9 million, or 13.0%. The increase in personnel expenses is primarily due to an increase in senior level employees in our business development team as well as general wage inflation and foreign exchange volatility as described above. As a percentage of net revenues, personnel expenses remained constant at 15.9% in the third quarter of 2010 in comparison to the third quarter of 2009.

The operational expenses component of SG&A expenses decreased by $1.4 million, or 7.4%. This decrease is attributable to cost rationalization measures in overhead expenses such as communication, facility maintenance, marketing, and a higher credit in indirect taxes in India, partially offset by higher costs as a result of foreign exchange volatility as described above. As a result, operational expenses as a percentage of net revenues decreased from 6.8% in the third quarter of 2009 to 5.5% in the third quarter of 2010.

Depreciation and amortization expenses as a component of SG&A expenses decreased by $0.5 million to $2.2 million in the third quarter of 2010. This decrease in depreciation and amortization expenses is due to lower growth in the number of support personnel as compared to headcount increase in operations in the third quarter of 2010 in comparison to the third quarter of 2009, and consequent reduced allocation to SG&A. This decrease was partially offset by higher costs as a result of foreign exchange volatility as described above.

Amortization of acquired intangibles. In the third quarter of 2009 and 2010, we continued to incur non-cash charges of $6.4 million and $3.9 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net. Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, decreased to $0.8 million in the third quarter of 2010 compared to $1.1 million in the third quarter of 2009. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations decreased by $2.5 million to $42.4 million in the third quarter of 2010 primarily due to receipt of $4 million from one of our Global Clients related to cancellations in the third quarter of 2009. As a percentage of net revenues, income from operations decreased from 15.8% in the third quarter of 2009 to 13.2% in the third quarter of 2010.

Foreign exchange (gains) losses, net. We recorded a foreign exchange gain of $5.5 million in the third quarter of 2010, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from movements in the Indian rupee and U.S. dollar exchange rates in the third quarter of 2010 compared to a foreign exchange loss of $2.6 million in the third quarter of 2009, which also included the impact of the discontinuance of certain cash flow hedges in the third quarter of 2009.

Other income (expense), net. We recorded other income including interest income, net of interest expense, of $1.2 million in the third quarter of 2010 compared to $0.3 million in the third quarter of 2009. The change was driven by an increase in other income in the third quarter of 2010 compared to third quarter of 2009. In addition, our interest expense reduced from $0.7 million in the third quarter of 2009 to $0.6 million in the third quarter of 2010 due to repayment of long-term loans and reduction in the weighted average rate of interest with respect to outstanding long-term loans under our credit facility from 1.8% in the third quarter of 2009 to 1.3% in the third quarter of 2010.

Income before share of equity in (earnings) loss of affiliates and income tax expense. As a result of the foregoing factors, income before share of equity in (earnings) loss of affiliates and income tax expense increased by $6.5 million. As a percentage of net revenues, income before share of equity in (earnings) loss of affiliates and income tax expense increased from 15.0% in the third quarter of 2009 to 15.3% in the third quarter of 2010.

Equity in loss of affiliates. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia, and HPP.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $6.6 million. As a percentage of net revenues, income before income tax expense increased from 14.9% of net revenues in third quarter of 2009 to 15.3% of net revenues in the third quarter of 2010.

Income tax expense. Our income tax expense decreased from $7.9 million in the third quarter of 2009 to $7.5 million for the third quarter of 2010. This decrease is primarily driven by certain tax benefits recorded in the third quarter of 2010 based on recent favorable court and administrative rulings, as well as certain changes to the Company’s jurisdictional mix of income. Also, in the third quarter of 2009, we recorded one-time foreign currency gains in certain high tax countries resulting in higher tax expense. This has been partially offset by the expiry of the Indian tax holiday for our major site at Hyderabad effective April 1, 2009, and the expiry of certain other tax benefits, including the reversal of certain deferred tax liabilities on derivatives, that we were able to use in prior years.

Net income. As a result of the foregoing factors, net income increased by $7.0 million from $34.6 million in the third quarter of 2009 to $41.6 million in the third quarter of 2010. As a percentage of net revenues, our net income was 12.2% in the third quarter of 2009 and 12.9% in the third quarter of 2010.

Net income attributable to noncontrolling interest. The noncontrolling interest is primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $1.5 million in the third quarter of 2009 to $1.4 million in third quarter of 2010. The decline is primarily due to volume and price reductions in our SAP offerings in Europe.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $7.1 million from $33.1 million in the third quarter of 2009 to $40.1 million in the third quarter of 2010. As a percentage of net revenues, our net income was 11.6% in the third quarter of 2009 and 12.5% in the third quarter of 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenues. Our net revenues increased by $94.3 million, or 11.5%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our growth in net revenues is from business from new clients and GE. Our total headcount increased by 13.6% to approximately 43,300 as of September 30, 2010 from approximately 37,700 as of September 30, 2009. Our revenue per employee was approximately $30.9 thousand in the nine months ended September 30, 2009 which decreased to approximately $30.6 thousand in the nine months ended September 30, 2010 due to an increase in the number of personnel hired for future growth and receipt of one-time income of $4 million from one of our Global Clients for cancellations in the nine months ended September 30, 2009.

Net revenues from GE increased by $19.9 million, or 6.0%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2009, certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the nine months ended September 30, 2010 increased 6.0% over the nine months ended September 30, 2009 after excluding such dispositions by GE in 2009 and 2010. This increase was primarily driven by growth in finance and accounting, analytics and supply chain service offerings partially offset by volume and price reductions in certain SOWs. As a result of the growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 40.6% in the nine months ended September 30, 2009 to 38.6% in the nine months ended September 30, 2010.

Net revenues from Global Clients increased by $74.4 million, or 15.2%. This increase resulted from new business from clients added in the last twelve months, including Walgreens and clients of Symphony, partially offset by decline in information technology services for Global Clients. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $1.9 million as described above. In addition, the increase in revenue is attributable to the strengthening of the Pound sterling and Australian dollar against the U.S. dollar, as a portion of our Global Clients revenues are received in such currencies. As a percentage of total net revenues, net revenues from Global Clients increased from 59.4% in the nine months ended September 30, 2009 to 61.4% in the nine months ended September 30, 2010.

Revenues from business process management services increased to 85.9% of total net revenues in the nine months ended September 30, 2010 from 83.8% in the nine months ended September 30, 2009. Revenue from business process management services business grew 14.2% from the nine months ended September 30, 2009 to $787.7 million in the nine months ended September 30, 2010. The increase in business process management revenues was primarily due to new business from Global Clients added in the last twelve months, including clients of Symphony. We also saw growth in finance and accounting, analytics and supply chain service offerings for GE. Revenue from our information technology business decreased by $3.6 million, or 2.7%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due to reduction in spending on discretionary information technology projects by GE over the first half of 2010 as well as a volume and price reductions in our SAP offerings in Europe. As a percentage of net revenues, revenue from our information technology business declined to 14.1% in the nine months ended September 30, 2010 from 16.2% in the nine months ended September 30, 2009.

Cost of revenue. The following table sets forth the components of our cost of revenue in absolute amounts and as a percentage of net revenues:

	Nine Months Ended September 30,
	2009		2010
	(dollars in millions)
Personnel expenses	$303.0	36.8%	$365.5	39.8%
Operational expenses	158.8	19.3	167.9	18.3
Depreciation and amortization	34.7	4.2	39.2	4.3

Cost of revenue	$496.5	60.3%	$572.6	62.4%

Cost of revenue increased by $76.1 million, or 15.3%. As a percentage of net revenues, cost of revenue increased from 60.3% in the nine months ended September 30, 2009 to 62.4% in the nine months ended September 30, 2010. This increase is on account of increased headcount and infrastructure costs incurred in anticipation of transitions for new contracts which were delayed and general growth of our business. The increase in cost of revenue is also on account of lower realization on our contracted Indian rupee-U.S. dollar hedges in the first nine months of 2010 compared to the first nine months of 2009.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $62.5 million, or 20.6%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth including employees added through acquisitions in the first half of 2010. The increase also reflects overall wage inflation and the impact of foreign exchange volatility as described above. As a result, our personnel expenses as a percentage of net revenues increased from 36.8% in the nine months ended September 30, 2009 to 39.8% in the nine months ended September 30, 2010.

Operational expenses increased by $9.1 million, or 5.7%. The increase in operational expenses is as a result of increased infrastructure costs incurred in anticipation of transitions for new contracts which were delayed and higher pass through costs recoverable from clients such as travel and living, and foreign exchange volatility as described above. This increase was partially off-set by the cost rationalization measures in overheads such as communication and other costs. The operational expenses as a percentage of net revenues decreased from 19.3% in the nine months ended September 30, 2009 to 18.3% in the nine months ended September 30, 2010.

Depreciation and amortization expenses increased by $4.5 million, or 13.1%. The increase was largely due to capital expenditures incurred for expansion of infrastructure and IT related facilities over the last twelve months in India (Gurgaon), Americas and Europe to support growth, and higher costs as a result of foreign exchange volatility as described above. As a percentage of net revenues, depreciation and amortization expenses increased marginally from 4.2% in the nine months ended September 30, 2009 to 4.3% in the nine months ended September 30, 2010.

As a result of the foregoing, our gross profit increased by $18.2 million, or 5.6%, and our gross margin decreased from 39.7% in the nine months ended September 30, 2009 to 37.6% in the nine months ended September 30, 2010.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses in absolute amounts and as a percentage of net revenues:

	Nine Months Ended September 30,
	2009		2010
	(dollars in millions)
Personnel expenses	$131.9	16.0%	$155.2	16.9%
Operational expenses	55.4	6.7	56.4	6.1
Depreciation and amortization	7.6	0.9	7.9	0.9

Selling, general and administrative expenses	$195.0	23.7%	$219.4	23.9%

Selling, general and administrative expenses, or SG&A expenses, increased by $24.5 million, or 12.6%. As a percentage of net revenues, SG&A expenses increased marginally from 23.7% in the nine months ended September 30, 2009 to 23.9% in the nine months ended September 30, 2010. This increase in SG&A expenses was primarily due to increased personnel expenses. The increase in selling, general and administrative expenses is also on account of lower realization on our contracted Indian rupee-U.S. dollar hedges in the first nine months of 2010 compared to the first nine months of 2009.

Personnel expenses increased by $23.3 million, or 17.7%. The increase in personnel expenses is primarily due to an increase in senior level employees in our business development team as well as general wage inflation. In addition, this increase was attributable to higher costs as a result of foreign exchange volatility as described above. As a result, personnel expenses as a percentage of net revenues increased from 16.0% in the nine months ended September 30, 2009 to 16.9% in the nine months ended September 30, 2010.

The operational expenses component of SG&A expenses increased by $0.9 million, or 1.7%. This increase is attributable to higher travel related expenses for business development activities, increased expenditure related to Smart Enterprise Processes (SEPsm ) and higher costs as a result of foreign exchange volatility as described above, offset by the cost rationalization measures in overheads such as communication and other costs, reduction in the reserve for doubtful debts due to collection of old doubtful receivables in the first half of 2010 and a higher credit in indirect taxes in India. As a result, operational expenses as a percentage of net revenues decreased from 6.7% in the nine months ended September 30, 2009 to 6.1% in the nine months ended September 30, 2010.

Depreciation and amortization expenses as a component of SG&A expenses increased marginally by $0.2 million to $7.9 million in the nine months ended September 30, 2010. This increase in depreciation and amortization expenses is due to higher capital expenditure incurred for expansion of existing Delivery Centers over the last twelve months and higher costs as a result of foreign exchange volatility as described above.

Amortization of acquired intangibles. In the nine months ended September 30, 2009 and 2010, we continued to incur significant non-cash charges of $19.7 million and $12.2 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net. Other operating income, consisting of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, increased to $4.8 million in the nine months ended September 30, 2010 compared to $4.0 million in the nine months ended September 30, 2009 mainly due to reversal of the provision of $1.3 million in the first quarter of 2010 for employee related statutory liabilities in one of our subsidiaries. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $2.1 million to $118.0 million in the nine months ended September 30, 2010. As a percentage of net revenues, income from operations decreased from 14.1% in the nine months ended September 30, 2009 to 12.9% in the nine months ended September 30, 2010.

Foreign exchange (gains) losses, net. We recorded a foreign exchange loss of $0.1 million for the nine months ended September 30, 2010, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from movements in the Indian rupee and U.S. dollar exchange rates in the first nine months of 2010 compared to a foreign exchange loss of $2.0 million in the nine months ended September 30, 2009, net of the impact of the discontinuance of certain cash flow hedges in the nine months ended September 30, 2009.

Other income (expense), net. We recorded other income including interest income, net of interest expense, of $3.3 million in the nine months ended September 30, 2010 compared to $3.4 million in the nine months ended September 30, 2009. The change was driven by a decrease in interest income in the first nine months of 2010 due to investment in U.S. Treasury bills compared to our investment in higher interest bearing deposits in the first nine months of 2009. This decrease was partially offset by decrease in interest expense due to repayment of a portion of our long-term loan and increase in other income by $2.5 million. In addition, weighted average rate of interest with respect to outstanding long-term loans under our credit facility was reduced from 1.8% in the nine months ended September 30, 2009 to 1.1% in the nine months ended September 30, 2010.

Income before share of equity in (earnings) loss of affiliates and income tax expense. As a result of the foregoing factors, income before share of equity in (earnings) loss of affiliates and income tax expense increased by $3.9 million. As a percentage of net revenues, income before share of equity in (earnings) loss of affiliates and income tax expense decreased from 14.3% in the nine months ended September 30, 2009 to 13.2% of net revenues in the nine months ended September 30, 2010.

Equity in loss of affiliates. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia, and HPP.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $3.8 million. As a percentage of net revenues, income before income tax expense decreased from 14.2% of net revenues in the nine months ended September 30, 2009 to 13.1% of net revenues in the nine months ended September 30, 2010.

Income tax expense. Our income tax expense increased from $18.4 million in the nine months ended September 30, 2009 to $19.6 million for the nine months ended September 30, 2010. This increase is driven by higher profits, the expiry of the Indian tax holiday for our major site at Hyderabad effective April 1, 2009, as well as the expiry of certain other tax benefits, including the reversal of certain deferred tax liabilities on derivatives that we were able to use in prior years. This has been partially offset by certain tax benefits recorded in the third quarter of 2010 based on recent favorable court and administrative rulings, as well as certain changes to the Company’s jurisdictional mix of income.

Net income. As a result of the foregoing factors, net income increased by $2.7 million from $98.3 million in the nine months ended September 30, 2009 to $100.9 million in the nine months ended September 30, 2010. As a percentage of net revenues, our net income was 11.9% in the nine months ended September 30, 2009 and 11.0% in the nine months ended September 30, 2010.

Net income attributable to noncontrolling interest. The noncontrolling interest is primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $5.6 million in the nine months ended September 30, 2009 to $4.8 million in nine months ended September 30, 2010. The decline is primarily due to volume and price reductions in our SAP offerings in Europe in the nine months ended September 30, 2010.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $3.4 million from $92.7 million in the nine months ended September 30, 2009 to $96.2 million in the nine months ended September 30, 2010. As a percentage of net revenues, our net income was 11.3% in the nine months ended September 30, 2009 and 10.5% in the nine months ended September 30, 2010.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2009 and September 30, 2010 is presented below:

	As of December 31, 2009	As of September 30, 2010	% Change
	(dollars in millions)
Cash and cash equivalents	$288.7	$360.9	25.0%
Short-term investment	132.6	43.0	(67.6)
Short-term deposits with related party	9.6	—	(100.0)
Short term borrowings	0.2	—	(100.0)
Long-term debt due within one year	44.7	37.4	(16.4)
Long-term debt other than the current portion	25.0	—	(100.0)
Genpact Limited total shareholders’ equity	$1,197.4	$1,377.7	15.1%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

Our cash and cash equivalents were $360.9 million as of September 30, 2010 compared to $288.7 million as of December 31, 2009. Our cash and cash equivalents are comprised of (a) $98.0 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $179.4 million in term deposits with banks to be used for medium term planned expenditure and capital requirements, (c) $83.5 million in U.S. Treasury bills with an original maturity of less than three months.

In addition, we held $43.0 million in U.S. Treasury bills and withdrew all short-term deposits with GE India affiliates as of September 30, 2010, compared to $132.6 million of U.S. Treasury bills and $9.6 million of short term deposits with GE India affiliates as of December 31, 2009.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
	2009	2010
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$123.5	$78.0
Investing activities	(21.1)	7.7
Financing activities	(44.8)	(22.4)

Net increase in cash and cash equivalents	$57.6	$63.3

Cash flow from operating activities. Our net cash provided by operating activities was $78.0 million in the nine months ended September 30, 2010 as compared to $123.5 million in the nine months ended September 30, 2009. The year on year decline was primarily due to incremental working capital of $10.8 million related to the acquisition of Symphony including acquired current liabilities of $5.4 million, deposits for infrastructure investments of $4.0 million, change in accounts receivable by $22.6 million due to higher revenues and an increase in our credit period with GE implemented over the course of last year resulting in higher days sales outstanding, and reduction in current liabilities and income taxes payable.

Cash flow from investing activities. Our net cash provided by investing activities was $7.7 million in the nine months ended September 30, 2010 compared to $21.1 million of net cash used for investing activities in the nine months ended September 30, 2009. We paid $47.7 million in the nine months ended September 30, 2010 for purchases of property, plant and equipment in connection with the expansion of existing Delivery Centers and capital expenditures payable compared to $43.9 million in the nine months ended September 30, 2009. We realized $89.6 million from the sale of U.S. Treasury bills and $9.7 million from redemption of deposits with GE India, net of amount invested, during the nine months ended September 30, 2010, as compared to $2.6 million invested in U.S. Treasury bills and $43.9 million realized from redemption of deposits with GE India, net of amount invested, during the nine months ended September 30, 2009. Further, during the first nine months of 2010 we paid $42.6 million for business acquisitions, net of cash acquired, as compared to $20.2 million in the first nine months of 2009. We made an investment of $2.3 million in a non-consolidating affiliate in the first nine months of 2010 compared to $0.3 million in the first nine months of 2009.

Cash flow from financing activities. Our net cash used for financing activities was $22.4 million in the nine months ended September 30, 2010, compared to $44.8 million in the nine months ended September 30, 2009. We repaid $32.5 million of our long term debt as part of our scheduled repayments under our credit agreement and $0.2 million of our short-term borrowings drawn in the fourth quarter of 2009 in the nine months ended September 30, 2010 as compared to repayment of $20.0 million of long term debt and $25 million of our short-term borrowings in the nine months ended September 30, 2009. In addition, we paid the noncontrolling partners of ICE $4.7 million in the nine months ended September 30, 2010 compared to $5.6 million in the nine months ended September 30, 2009. We received $18.5 million as proceeds from the issuance of common shares on exercise of employee stock options in the nine months ended September 30, 2010 as compared to $7.7 million in the nine months ended September 30, 2009.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $37.4 million as of September 30, 2010 compared to $69.7 million as of December 31, 2009, which represented long-term debt primarily related to the 2004 Reorganization. The decrease in long-term debt is due to repayment as per the repayment schedule in accordance with the terms of the loan agreement. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 1.8% and 1.1% for the nine months ended September 30, 2009 and 2010, respectively.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of September 30, 2010, short-term credit facilities available to the Company aggregated $145.0 million, which are under the same agreement as our long-term debt facility. As of September 30, 2010, a total of $11.5 million was utilized, which represented non-funded drawdown.

Goodwill Impairment Testing

We test goodwill for impairment at least on an annual basis on September 30. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Determining whether an impairment has occurred requires valuation of the respective reporting units, which we estimate using a discounted cash flow model. The valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions which we believe to be reasonable but that are unpredictable and inherently uncertain and accordingly actual results may differ from these estimates. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, terminal growth rates, future economic and market conditions. We derived our discount rate using the capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We used a discount rate that is commensurate with the risks and uncertainties in the business and our internally developed forecasts. The results of our evaluation as of September 30, 2010, showed that the fair values of all our reporting units exceeded their book values. Based upon our analysis at September 30, 2010, the estimated fair value for each of our reporting unit exceeded its carrying value by at least 79%.

In line with our long term strategy and focus for the technology business, we decided to integrate one of our reporting units (ICE), together with the India software practice included under the India reporting unit. As a result of the difference in the operating models between the India software practice and ICE, prior to the integration we operated the two businesses as independent operations with separate service offerings and clients. Through the end of 2009, synergies that may have been available between the two businesses were not utilized, and when one business pursued an opportunity at another segment’s client, limited or no effort was taken to pursue or solution the opportunity jointly. As a result, we were not able to provide the most optimum solution to our clients and our win rates were less than we would have liked. Considering the inefficiencies in managing the software operations of each business independently, and given the market trend that SAP services are being delivered not by a local unit but globally with a mix of on-site and off-shore resources, we have integrated the operations of ICE with our India software operations. This integration enabled us to leverage the business experience, SAP certifications, and resources more effectively and provide a global service delivery model. As of September 1, 2010, the ICE and India software business are being managed as one business, and accordingly the targets and reporting have been re-aligned to that effect.

As a result of this change, we tested goodwill contained in the ICE reporting unit for impairment as of August 31, 2010, prior to the integration with the India software practice, for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles - Goodwill and Other”. The fair value of this reporting unit was calculated using a discounted cash flow model using estimated future cash flows. The results of our testing showed that, as of August 31, 2010, the fair value of this reporting unit exceeded its book value.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2010:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$37.4	$—	$—	$—	$37.4
Capital leases	2.0	2.6	0.1	—	4.8
Operating leases	26.3	43.7	72.1	—	142.1
Purchase obligations	7.7	—	—	—	7.7
Capital commitments net of advances	7.2	—	—	—	7.2
Other long-term liabilities (1)	83.7	40.3	1.4	—	125.4

Total contractual cash obligations	$164.4	$86.6	$73.7	$—	$324.6

(1)	Excludes $17.8 million related to uncertain tax positions. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

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

During the nine months ended September 30, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $92.5 million of the net proceeds from our initial public offering partially to repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2009 and September 30, 2010, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2009 and September 30, 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2010, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2010

GENPACT LIMITED

By:	/S/ PRAMOD BHASIN
Pramod Bhasin
Chief Executive Officer

/S/ MOHIT BHATIA
Mohit Bhatia
Chief Financial Officer

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2009 and September 30, 2010, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2009 and September 30, 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2010, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.