Form 10-K
period 2010-12-31
Genpact LTD
filed 2011-03-01
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, was $2,013,960,016, based on the closing price of the registrant’s common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $15.53 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

As of February 14, 2011, there were 221,038,641 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

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

ii

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

iii

PART I

Item 1.    Business

Overview

We are a global leader in business process and technology management, offering a broad portfolio of enterprise and industry-specific services. We manage over 3,000 processes for more than 400 clients worldwide. Putting process in the forefront, we couple our deep process knowledge and insights with focused information technology capabilities, targeted analytics and pragmatic reengineering to deliver comprehensive solutions for clients. Lean and Six Sigma are an integral part of our culture and we view the management of business processes as a science. We have developed Smart Enterprise Processes (SEPSM), a groundbreaking, rigorously scientific methodology for managing business processes, which focuses on optimizing process effectiveness in addition to efficiency to deliver superior business outcomes. Services are seamlessly delivered from a global network of centers to meet a client’s business objectives, cultural and language needs and cost reduction goals.

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

As of December 31, 2010 we have more than 43,900 employees with operations in thirteen countries. In 2010, we had net revenues of $1.26 billion, of which 62.0% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed company. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. Since the 2004 Reorganization, GE, through its affiliates, sold a portion of its equity in us pursuant to several separate transactions. As of December 31, 2010, GE, through its affiliates, owned 9.0% of our outstanding equity.

The 2007 Reorganization and IPO

On March 29, 2007, we formed Genpact Limited in Bermuda to be the new holding company for our business. It was initially a wholly-owned subsidiary of GGH. On July 13, 2007, we effectuated a transaction that resulted in Genpact Limited owning 100% of the capital stock of GGH. This transaction together with other related transactions is referred to as the “2007 Reorganization.” As part of the 2007 Reorganization, GGH became a Bermuda company and changed its name to Genpact Global Holding (Bermuda) Limited. We use the terms “Genpact”, “Company”, “we” and “us” to refer to both GGH and its subsidiaries prior to July 13, 2007 and Genpact Limited and its subsidiaries after such date.

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

•

Process Expertise.  We have extensive experience in operating a wide range of processes and have used this expertise to develop Smart Enterprise Processes (SEPSM). SEPSM is a unique, scientific, and highly granular approach to managing business processes. In addition to efficiency, it focuses on maximizing process effectiveness, which can deliver two to five times the end business outcomes, like cash flow and margins, when compared to processes that run at average or below. We also apply the principles of Six Sigma and Lean to eliminate defects and variation and reduce inefficiency and develop and track operational metrics to measure process performance as a means of monitoring service levels and enhancing productivity.

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

•

Technology Expertise.  Our information technology expertise includes extensive knowledge of third-party hardware, network and computing infrastructure, and enterprise resource planning and other software applications. We also use technology to better manage the transition of processes, to automate and operate processes more efficiently and to replace or redesign processes so as to enhance productivity. Our ability to combine our business process and IT expertise along with our Six Sigma and Lean skills allow us to ensure our clients achieve the full potential of business intelligence platforms and web based software platforms.

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

Our Global Delivery Platform

We have a global network of 41 Delivery Centers in thirteen countries. Our Delivery Centers are located in India, China, Guatemala, Hungary, Mexico, Morocco, the Philippines, Poland, the Netherlands, Romania, South Africa, Spain and the United States. Our presence in locations around the world provides us with multi-lingual capabilities, access to a larger talent pool, “near-shoring” capabilities to take advantage of time zones as well as the ability to provide services from the United States. With this network, we can manage complex processes in multiple geographic regions. We use different locations for different types of services depending on the specific client needs and the mix of skills and cost of employees available in each location. We have been a pioneer in our industry in opening centers in several cities in India as well as in some of the other countries in which we operate and becoming an employer of choice in those locations. We expect to continue to expand our global footprint in order to better serve our clients.

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

As of December 31, 2010, we had more than 43,900 employees including over 10,300 employees with Six Sigma green-belt training and 500 employees with Six Sigma black-belt training, as well as more than 24,800 Lean trained employees. This large number of employees with Six Sigma and Lean training helps infuse our organization with a disciplined, analytical approach to everything we do. In addition, more than 6,800 of our employees hold post-graduate degrees and more than 22,400 are university graduates. We monitor and manage our attrition rate very closely, and believe our attrition rate is one of the lowest in the industry. We attribute this to our reputation, our ability to attract high quality applicants, our emphasis on maintaining our culture and the breadth of exposure, experience and opportunity for advancement that we provide to our employees.

Our Strategy

The specific elements of our strategy include the following:

Expand Relationships with Existing Clients

We continuously strive to deepen and expand relationships with our existing clients, including GE, and as of December 31, 2010 had more than 400 clients. Many of these relationships are at an early stage and we believe they offer significant opportunities for growth. As we demonstrate the value that we can provide, often with a discrete process, we are frequently able to expand the scope of our work in a variety of ways.

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

Continue To Deepen Our Expertise and Global Capabilities

We will continue to expand our capabilities globally as well as across industries and service offerings. While we expect this will occur primarily through organic growth, we also plan to evaluate strategic partnerships, alliances and acquisitions to expand into new services offerings as well as into new industries. For example, we acquired an analytics business in 2010 and a SAP services provider and a risk assurance company in 2007.

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

The chart below highlights some of our insurance service offerings:

Supply Chain and Procurement

Our supply chain and procurement services include sourcing and procurement services, sales, forecasting and inventory planning services, fulfillment and logistics services and after market services. This often includes designing sourcing and procurement processes to reduce operational costs, overhauling inventory planning systems to optimize inventory levels and improve fulfillment levels, designing and implementing logistics services that integrate disparate technology systems and provide dynamic digital “dashboard” reporting, or designing after-market service systems that ensure fulfillment of contractual obligations and improved service productivity. We commonly utilize our technology expertise in delivering our services in this area particularly in automating order management processes and monitoring and optimizing supply chain logistics. We have competency in many of the custom platforms used by our clients (e.g., i2, Manugistics and Xelus) and are not tied to any one platform. This enables us to utilize and design the best processes for our clients based on available systems.

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

The chart below describes some of the most common applications of our analytics capabilities:

Re-engineering

Our re-engineering services help clients realize cost savings or increased revenues by improving processes that are underperforming or designing processes that are needed to meet growth objectives. Clients engage our re-engineering teams to provide an end-to-end view of their organization and help determine business process needs at a strategic level as well as at the execution level. Strategically, we help clients achieve a comprehensive assessment of how well their enterprise level processes such as source-to-pay, order-to-cash or record-to-repair, inquiry-to-order, new product introduction, sales force effectiveness, perform against industry benchmarks and best practices. At the execution level we institutionalize the recommendations by deploying resources to train the client team and drive sustainable best practices.

Enterprise Application Services

With our enterprise application services, we plan, design, build, test, implement, run and support software solutions for our clients. We leverage our functional and domain knowledge in industries such as banking & financial services, insurance, manufacturing, automotive and healthcare and use Six Sigma and Lean principles to reduce the cycle time of software implementations. This can include enterprise resource planning, or ERP, supply chain management, financial management and customer relationship management solutions as well as testing, database administration and architecture services. We also have significant expertise in Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle, SAP and Microsoft.

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

IT Infrastructure Services

Our IT infrastructure services consist of the onsite and remote management of IT functions of our clients. This includes management of a client’s data centers, networks services, network security, malware protection, identity management, encryption services, databases and end-user Help Desk support. Along with ITIL (ISO 20000), we use Six Sigma and Lean principles to address technology problems and to enable our clients to align their IT to business needs and at the same time reduce technology costs. We also provide cloud enablement services, ITIL implementation services and comprehensive business process as a service, or BPaaS, services.

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

We have Six Sigma programs that train, test and grade employees in Six Sigma principles and award them Six Sigma qualifications. The rankings of Six Sigma qualifications from lowest to highest are green-belt, black-belt and master black-belt. As of December 31, 2010, we had more than 10,300 employees with Six Sigma green-belt training and 500 employees with Six Sigma black-belt training, as well as more than 24,800 Lean trained employees. Unlike many of our competitors who have a relatively small number of Six Sigma trained employees, we have a large number of Six Sigma green-belts and black-belts and therefore we can provide certain of our clients with dedicated Six Sigma trained personnel who can help the clients achieve continuous process improvement on a full-time basis.

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

Industries

We provide our services across a wide range of industries including banking and financial services, insurance, manufacturing, transportation and healthcare. We set forth below a table showing our net revenues in 2010 attributable to the various industry groups that we serve.

	Year Ended December 31, 2010
Industry	Net revenues in millions	As a % of net revenues
Banking, financial services and insurance	$491.3	39.0%
Manufacturing and healthcare	496.2	39.4
Others	271.5	21.6

Total	$1259.0	100.0%

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

GE accounted for approximately 38.0% of our revenues in fiscal 2010. We currently provide services to all of GE’s business units including GE Capital, GE Infrastructure Energy, GE Infrastructure Technology and NBC Universal as well as to GE’s corporate head office. The services we currently provide to GE are broad in their nature and are drawn from all of our service offerings. Although we have a single master services agreement, or MSA, with GE, we have approximately 2,200 statements of work, or SOWs, with GE. Currently, as a general matter, each GE business unit makes its own decisions as to whether to enter into a SOW with us and as to the terms of any such SOW. Therefore, although some decisions may be made centrally at GE, our revenues from GE are generally attributable to a number of different businesses each with its own leader responsible for decision-making regarding outsourcing.

We have over 400 Global Clients spread across a variety of industries and geographies. Our net revenues from Global Clients have increased rapidly in the last six years, from $42.2 million in 2005 to $780.1 million in 2010. Our net revenues from Global Clients as a percentage of total net revenues increased from 8.6% in 2005 to 62.0% in 2010. The 2010 net revenues from Global Clients include $4.9 million for businesses that were part of GE in 2009. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classification of Certain Net Revenues.” The majority of our Global Clients are based in the United States, and we also have Global Clients in Europe, Asia and Australia.

Our contracts with our clients generally take the form of an MSA, which is a framework agreement that is then supplemented by SOWs. Our MSAs specify the general terms applicable to the services we will provide. For a discussion of the components of our MSAs and SOWs, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

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

As of December 31, 2010, we had more than 43,900 employees worldwide. As of that date, more than 6,800 of our employees held post-graduate degrees and more than 22,400 were university graduates. In addition, as of that date we had more than 10,300 employees with Six Sigma green-belt training and 500 employees with Six Sigma black-belt training, as well as more than 24,800 Lean trained employees.

Recruiting

We face meaningful competition for skilled employees. We have developed a number of innovative methods to recruit sufficiently skilled employees. In particular, we seek to widen the available talent pool by recruiting aggressively in places where there is less competition. We also hire people who do not have prior experience or training and use our extensive training capability to equip them with the skills they need to be effective. Some measures we use include the following:

•

In 2008, we formed a joint venture with NIIT to create a training organization designed to address the increasing demand for skilled workers in the business process & technology services industry. As of December 31, 2010, approximately 39,900 of our employees received training from the joint venture.

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

•	We have 6 storefront premises in India that we use for recruiting. In 2010, approximately 6% of our new hires were recruited through these storefront locations.

•

We also actively encourage our existing employees to refer new candidates to us, and we provide existing employees with monetary bonuses when such referrals result in new hires. In 2010, approximately 32% of our new hires in India were referrals.

Training

We believe in extensive and continuous training of our employees. We have the infrastructure to train approximately 1,900 people at any one time with over 230 trainers and we have more than 7,800 people enrolled in part-time professional degree programs provided by universities and other third parties. Our training programs are designed to transfer the industry specific knowledge and experience of our industry leaders to ensure we maintain our deep process expertise and domain expertise across all industries in which we work. Our training programs cover a vast number of topics, including specific service offerings, key technical and IT skills, our different clients’ workplace cultures and Six Sigma and Lean methodologies. We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business, all of whom are needed to support the rapid growth we are experiencing.

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

Our attrition rate for all employees who have been employed by us for one day or more was 31% in 2010. A number of our competitors calculate employee attrition rates for their Indian employees who have been employed for six months or more. On this basis our Indian employee attrition rate for 2010 would be approximately 26%, which we believe is relatively low for our industry based on statistics published by industry associations such as NASSCOM. We attribute this low attrition rate to a number of factors including our effective recruiting measures, extensive training and a strong culture of providing opportunities for growth and learning. Approximately 13% of our employees were promoted in 2010.

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

Sales and Marketing

We market our services to both existing and potential clients through our business development team. This team consists of approximately 111 people as of December 31, 2010 based in the United States, Europe, Australia and Asia. We spend time trying to expand the services we provide to our existing strategic clients as well as develop new clients.

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

Delivery Centers

We commenced business in 1997 in Gurgaon, India. Since then we have established global delivery capabilities consisting of 41 Delivery Centers in thirteen countries (not including our employees who are onsite at our clients’ premises). We choose the location of our Delivery Centers based on a number of factors which include the available talent pool, infrastructure, government support and operating costs, as well as client demand. We were one of the first companies in our industry to move into some of our locations including Dalian, China; Budapest, Hungary; Bucharest, Romania; and Gurgaon, Jaipur and Kolkata in India. We aim to be continuously connected with our clients’ requirements so that we are ready to serve their needs. We constantly evaluate new locations, including new countries and new cities within countries in which we currently operate, for new Delivery Centers and offices.

The large number of different countries from which we service our clients differentiates us from a number of our competitors and enables us to take advantage of different languages and time-zones which, in turn, enhances our ability to service Global Clients. As of December 31, 2010, we provided services in more than 25 different languages. Some of our clients also contract with us for additional redundancy and back-up protections.

The map below shows the location of our existing global Delivery Centers and our regional corporate offices. We have multiple locations in some cities.

We set forth below a table showing our net revenues in 2010 attributable to the main regions in which we have Delivery Centers. A portion of the net revenues we attribute to India consists of net revenues for services performed by Delivery Centers or at client premises outside of India by business units or personnel normally based in India. See note 27 to our consolidated financial statements for additional information regarding net revenues attributable to geographic regions.

	Year ended December 31, 2010
Delivery Center Region	Net revenues in millions	As a % of net revenues
Region
India	$933.6	74.2%
Asia, other than India	129.3	10.4
Americas	81.2	6.4
Europe	114.9	9.1

Total	$1,259.0	100.0%

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

Because of our debt collections work in the United States, we are also regulated by laws such as the Truth in Lending Act, the Fair Credit Billing Act and the Fair Debt Collections Practices Act and underlying regulations. We are currently licensed to engage in debt collection activities in all jurisdictions in the United States.

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

We benefit from tax relief provided by laws and regulations in India, China, the Philippines, Morocco, and Guatemala, which include tax holidays under the Indian Income Tax Act, 1961 that expire in stages by March 31,

2011 (available to units setup under the Software Technology Parks of India (“STPI”) Scheme). In 2005, the Indian SEZ legislation introduced a new tax holiday in certain situations for operations established in designated “special economic zones”. The SEZ tax benefits are available only for new business operations that are conducted at qualifying SEZ locations. During the last 4 years, we established new Delivery Centers in three cities in India that would be eligible for these benefits. We do not presently know what percentage of our operations or income in India in future years will be eligible for a tax holiday under the new law. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Income Taxes”. In addition to the tax holidays described above, certain benefits are also available to us under certain Indian state laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions and commercial usage of electricity.

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

Executive Officers

The following table sets forth information concerning our executive officers as of February 18, 2011:

Name	Age	Position(s)
Pramod Bhasin	59	President, Chief Executive Officer and Director
Mohit Bhatia	46	Chief Financial Officer
N.V. Tyagarajan	49	Chief Operating Officer
Robert Pryor	52	Executive Vice President, Global Sales and Marketing
Patrick Cogny	44	Chief Executive Officer of Genpact Europe
Victor Guaglianone	55	Senior Vice President and General Counsel
Piyush Mehta	42	Senior Vice President, Human Resources

Pramod Bhasin is our President and Chief Executive Officer. Mr. Bhasin founded our business in 1997 while employed by GE. Prior to 1997, he served in various positions at GE, including as Chief Financial Officer for GE Capital’s Corporate Finance Group.

Mohit Bhatia has served as our Chief Financial Officer since March 2010. From December 2004 to February 2010, he was Senior Vice President and Business Leader for our finance and accounting practice. From October 2003 to December 2004 he served as our Chief Financial Officer.

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

Global economic and political conditions affect our clients’ businesses and the markets they serve. The global economic downturn that began at the end of 2008 had an adverse impact on the volume of services we provide to our clients and could continue to have a material adverse effect on our results of operations. If current global economic conditions continue or worsen, our business could be adversely affected by our clients’ financial condition and the levels of business activity in the industries we serve. Continued high unemployment rates in the United States could also adversely affect the demand for our services. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. Negative or uncertain political climates, including adoption of restrictive legislation, in countries or geographies where we operate could also adversely affect us. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable effectively to plan for or respond to those changes, and our business could be negatively affected.

GE accounts for a significant portion of our revenues and any loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.

We have derived and are likely to continue to derive a significant portion of our revenues from GE. For 2008, 2009 and 2010, GE accounted for 47.1%, 40.3% and 38.0% of our revenues, respectively. In addition, our more mature client relationships, such as GE, typically generate higher margins than those from newer clients. The loss of business from GE could have a material adverse effect on our business, results of operations and financial condition. Our master services agreement, or MSA, with GE commits GE to purchase, on an annual basis through 2016, a stipulated minimum dollar amount of services or pay us certain costs in lieu thereof. The costs which GE would be required to pay if it does not meet a minimum annual commitment are not necessarily equal to the amount by which GE’s purchases fall short of that minimum annual commitment. While our revenues from GE in 2010 were $478.9 million, exceeding by $118.9 million the stipulated minimum annual amount for that year, there is no assurance that actual revenues from GE in future years will meet the minimum annual commitment or exceed it by as much as in 2010 or that GE will continue to be a client at all. Revenues in excess of the minimum annual commitment can be credited, subject to certain limitations, against shortfalls in subsequent years. In addition, the MSA provides that the minimum annual committed amount of $360 million will be reduced during the last three years of the term, to $250 million in 2014, $150 million in 2015 and $90 million in 2016. The MSA provides that the minimum annual committed amount is subject to reduction in certain circumstances, including as a result of the termination of any statements of work, or SOWs, by GE for cause, non-performance of services by us due to specified force majeure events or certain other reasons. The MSA also does not require GE to engage us exclusively in respect of business process services. In addition, pricing terms and pricing levels under future SOWs may be lower than in the past. In particular, because of the size of GE and its importance to our business it is able to exert considerable leverage on us when negotiating the terms of SOWs.

Our business from GE comes from a variety of GE’s businesses and decisions to use our services are currently, as a general matter, made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, the total level of business we receive generally depends on the decisions of the various operating managers of such businesses. In addition, if GE sells or divests any of the businesses to which we provide services, the new management or new owners of such businesses may choose to discontinue our services. Furthermore, since December 31, 2009, GE is no longer subject to a contractual restriction with us on its ability to set up a separate business unit to provide English-language business process services from low-wage countries. There can be no assurance that GE will not now establish such a separate business unit or otherwise compete with us. GE, through its affiliates, is a shareholder of our company and as of December 31, 2010 it, through its affiliates, beneficially owned 9.0% of our common shares. If GE’s percentage of ownership of our common shares decreases in the future, there can be no assurance that GE will continue to contract for our services to the same extent or on the same terms.

Over the next few years we will lose certain tax benefits provided in India to companies in our industry and it is not clear whether new tax policies will provide equivalent benefits and incentives.

Under the Indian Income Tax Act, 1961, our Delivery Centers in India, from which we derived a significant portion of our revenues in fiscal 2010, benefit from a ten-year holiday from Indian corporate income taxes in respect of their export income (as defined in the legislation) under the Software Technology Parks of India (“STPI”) Scheme. In the absence of this tax holiday, income derived from our Indian operations would be taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2010, was

33.22%. The tax holiday enjoyed by our Delivery Centers in India under the STPI Scheme expires in stages. Our tax holiday partially expired on March 31, 2007 (in respect of approximately 30% of our Indian operations), on March 31, 2008 (in respect of approximately 10% of our Indian operations) and on March 31, 2009 (in respect of approximately 30% of our Indian operations), depending in each case on when each Delivery Center commenced operations. The tax holiday in respect of the balance of our Indian operations under the STPI regime will expire on March 31, 2011. As the STPI tax holiday expires, our Indian tax expense will materially increase and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

The Special Economic Zones Act, 2005, or the SEZ legislation, had introduced a 15-year tax holiday scheme for operations established in designated “special economic zones” or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits (as defined in the legislation) derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ legislation provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations.

During the last four years, we established new centers that we believe are eligible for the SEZ benefits. What percentage of our operations or income in India is eligible for SEZ benefits is variable, and depends, among other factors, upon how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above. While this is no longer new legislation, there is continuing uncertainty as to interpretation of certain provisions of the law. This uncertainty may delay development of our SEZ locations.

The Direct Taxes Code Bill 2010 proposed by the Government of India and currently pending before Indian Parliament proposes the discontinuance of existing profit-based incentives for SEZ units operational after March 31, 2014 and replaces them with investment based incentives for SEZ units operational after that date.

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

The Government of India, the United States or other jurisdictions, could enact new tax legislation which would have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to repatriate surplus earnings from our Delivery Centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, or the cost of our services to our clients, which would have a material adverse effect on our business, results of operations and financial condition.

We derive a significant portion of our revenues from clients in the United States. If events or conditions occur which adversely affect our ability to do business in the United States, our business, results of operations and financial condition may be materially and adversely affected.

We currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the United States. A number of factors could adversely affect our ability to do business in the United States, which could in turn have a material adverse effect on our business, results of operations and financial condition. While we believe the recession that began at the end of 2008 has subsided, the United States economy is still in a period of economic uncertainty, with continued high unemployment rates. Any deterioration in economic activity in the United States could adversely affect demand for our services, thus reducing our revenue. We could also be affected by declines in the value of the U.S. dollar against the Indian rupee, in which we incur the majority of our costs, or other currencies in which we incur costs. We may also be adversely affected by the enactment of laws in the United States that impose restrictions on, or taxation or other financial penalties with respect to, offshore outsourcing.

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

In the United States, measures aimed at limiting or restricting offshore outsourcing have been proposed. Such measures have been enacted in a few states, and there is currently legislation pending in several states and Congress. The measures that have been enacted to date generally have restricted the ability of government entities to outsource work to offshore business process service providers and have not materially adversely affected our business, primarily because we do not currently work for such governmental entities and they are not currently a focus of our sales strategy. However, some legislative proposals would, for example, require call centers to disclose their geographic locations, require notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, require disclosures of companies’ foreign outsourcing practices, or limit eligibility for government contracts or financial incentives for companies that transfer work to foreign work locations. There can be no assurance that pending or future legislation in the United States that would significantly adversely affect our business, results of operations and financial condition will not be enacted.

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

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—“Business—Our People.” In 2010, our attrition rate for all employees who were employed for a day or more was approximately 31%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2010 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

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

Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses or receive revenues, appreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our Indian rupee-U.S. dollar, Mexican peso-U.S. dollar, Philippines peso-U.S. dollar, euro-U.S. dollar, euro- Romanian leu, euro-Hungarian forint, Pound Sterling-U.S. dollar, Australian dollar-U.S. dollar and our Chinese renminbi-Japanese yen foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner. In addition, in some countries such as India and China, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Foreign exchange (gains) losses, net.”

Restrictions on entry visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.

Our business depends on the ability of our employees to obtain the necessary visas and entry permits to do business in the countries where our clients and, in some cases, our Delivery Centers, are located. In recent years, in response to terrorist attacks and global unrest, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting visas. If further terrorist attacks occur or global unrest intensifies, then obtaining visas for our personnel may become even more difficult. Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas. Adverse economic conditions in countries where our clients may be located may create an environment where countries, including the United States, may restrict the number of visas or entry permits available. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. If we are unable to obtain the necessary visas for our personnel who need to travel internationally, if the issuance of such visas is delayed or if the length of such visas is shortened, we may not be able to provide services to our clients or to continue to provide services on a timely and cost-effective basis, receive revenues as early as expected or manage our Delivery Centers as efficiently as we otherwise could, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our senior leadership team is critical to our continued success and the loss of such personnel could harm our business.

Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. In particular, our Chief Executive Officer and other members of our senior leadership team have been involved in our business since its commencement under GE. Our employment agreement with our Chief Executive Officer does not obligate him to work for us for any specified period. If we lose key members of our senior leadership team, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this may have a material adverse effect on our business, results of operations and financial condition.

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

Our long selling cycle and implementation period make it difficult for us to prepare accurate internal financial forecasts and respond in a timely manner to offset fluctuations in our operating results.

Our operating results may fluctuate significantly from period to period. The long selling cycle for our services as well as the time required to complete the implementation phases of new contracts makes it difficult to accurately predict the timing of revenues from new clients or new SOWs as well as our costs. Our period to period results may also fluctuate due to changes in our costs or other unforeseen events. In addition, our results may vary due to currency fluctuations and changes in other global or regional economic and political conditions. We also may not generate predicted revenues from new product or service offerings. Due to these factors, our actual results may vary compared to our internal financial forecasts and our operating results in future reporting periods may be significantly below the expectations of the public market, securities analysts or investors.

We enter into long-term contracts and fixed price contracts with our clients. Our failure to price these contracts correctly may negatively affect our profitability.

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

As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services we provide, to enter new industries or expand our Global Client base, or to strengthen our global presence and scale of operations. We have made acquisitions in the past, including Symphony Marketing Solutions, Inc. in 2010 and E-Transparent B.V. and certain related entities in 2007, which are controlling partners in a partnership collectively known as ICE. There can be no assurance that we will find suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions.

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

A majority of our issued and outstanding common shares are currently beneficially owned by General Atlantic, Oak Hill, GE and Wells Fargo & Company, or Wells Fargo. As of December 31, 2010:

•	General Atlantic and Oak Hill beneficially owned (through GICo, a jointly owned investment vehicle) 40.55% of our outstanding common shares;

•	GE beneficially owned (through its affiliates) 9.03% of our outstanding common shares; and

•	Wells Fargo beneficially owned (through its affiliates) 6.34% of our outstanding common shares.

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

Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2010, General Atlantic, Oak Hill, GE and Wells Fargo beneficially owned in the aggregate 123,535,673 common shares, representing approximately 55.9% of our outstanding common shares. Such shareholders will be able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the company’s common shares are traded is the New York Stock Exchange under the symbol “G”. The following table sets forth the high and low sales price of the Company’s common shares for each quarter of 2009 and 2010. As of January 31, 2011, there were approximately 26 holders of record of our common shares.

	Sales Price
	High	Low
Year Ended December 31, 2010:
First Quarter	$17.10	$13.30
Second Quarter	$18.30	$14.62
Third Quarter	$18.39	$13.22
Fourth Quarter	$18.71	$13.88

Year Ended December 31, 2009:
First Quarter	$9.47	$7.08
Second Quarter	$12.11	$8.52
Third Quarter	$14.45	$10.99
Fourth Quarter	$15.23	$11.04

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $105.0 million of the net proceeds from our initial public offering partially to repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness. In addition, we acquired Symphony Marketing Solutions, Inc. for $29.3 million in February 2010 and a facility from Walgreens for $16.3 million in January 2010. The remaining proceeds are invested in short-term deposit accounts and U.S. Treasury bills and notes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

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

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The financial data as of December 31, 2009 and 2010 and for the three-year period ended December 31, 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The financial data as of December 31, 2006, 2007 and 2008 and for the years ended December 31, 2006 and 2007 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data together with the financial statements included herein as well as Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As Reclassified(1)
	Year Ended December 31,
	2006	2007	2008	2009	2010
	(dollars in millions)
Statement of income data:
Net revenues GE	$453.3	$481.3	$490.2	$451.3	$478.9
Net revenues Global Clients	158.3	340.4	550.7	668.7	780.1
Other revenues	1.5	1.5	—	—	—

Total net revenues	613.0	823.2	1,040.8	1,120.1	1,259.0
Cost of revenue	369.2	482.9	619.2	672.6	788.5

Gross profit	243.8	340.2	421.6	447.4	470.4
Operating expenses:
Selling, general and administrative expenses	162.0	218.2	254.5	265.4	282.1
Amortization of acquired intangible assets	41.7	36.9	36.5	26.0	16.0
Other operating income	(4.9)	(4.3)	(3.1)	(6.1)	(5.5)

Income from operations	45.1	89.3	133.7	162.2	177.9
Foreign exchange (gains) losses, net	1.9	2.5	(4.1)	5.5	(1.1)
Other income (expense), net	(9.2)	(5.2)	6.5	4.4	5.2

Income before share of equity in loss of affiliates and income tax expense	33.9	81.6	144.3	161.1	184.2
Equity in loss of affiliates	—	0.3	0.9	0.7	1.0

Income before income tax expense	33.9	81.4	143.4	160.4	183.2
Income tax expense (benefit)	(5.9)	16.5	8.8	25.5	34.2

Net income	$39.8	$64.8	$134.6	$135.0	$149.0
Net income attributable to noncontrolling interest	—	8.4	9.5	7.7	6.9

Net income attributable to Genpact Limited shareholders	$39.8	$56.4	$125.1	$127.3	$142.2

Net income available to Genpact Limited common shareholders	$(10.6)	$17.3	$125.1	$127.3	$142.2
Earnings per common share
Basic	$(0.15)	$0.13	$0.59	$0.59	$0.65
Diluted	$(0.15)	$0.12	$0.57	$0.58	$0.63
Weighted average number of common shares used in computing earnings per common share
Basic	70,987,180	135,517,771	213,480,623	215,503,749	219,310,327
Diluted	70,987,180	142,739,811	218,444,224	220,066,345	224,838,529

	As of December 31,
	2006	2007	2008	2009	2010
	(dollars in millions)
Balance sheet data
Cash and cash equivalents	$35.4	$279.3	$184.1	$288.7	$404.0
Total assets	1,081.3	1,743.5	1,696.3	1,747.6	1893.5
Long-term debt, including current portion	143.0	123.7	99.2	69.7	25.0
Total liabilities	456.6	489.7	852.0	547.8	412.2
Retained earnings	6.0	26.5	151.6	278.9	421.1
Genpact Limited shareholders’ equity	624.7	1250.7	841.8	1197.4	1478.7
Noncontrolling interest	—	3.1	2.6	2.4	2.6
Total liabilities, non controlling interest and shareholders’ equity	$1,081.3	$1,743.5	$1,696.3	$1,747.6	$1893.5
Operating data:
Employees	26,060	32,674	36,203	38,645	43,912
Delivery Centers	23	33	38	39	41

(1)	We have reclassified our foreign exchange gains or losses from a separate line item above income from operations to the underlying hedged items, namely, selling, general and administrative expenses, cost of revenue or net revenues, as applicable. The residual foreign exchange gains or losses, primarily relating to the re-measurement of foreign currency assets or liabilities, mainly accounts receivable, and the ineffective portion of foreign exchange gains or losses, if any, are now reclassified on the income statement below income from operations as foreign exchange (gains) losses, net. The 2006 and 2007 results reflect this reclassification.

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

Overview

We are a leader in managing business processes, offering a broad portfolio of enterprise and industry-specific services. We manage over 3,000 processes for more than 400 clients worldwide. Putting process in the forefront, we couple our deep process knowledge and insights with focused information technology capabilities, targeted analytics and pragmatic reengineering to deliver comprehensive solutions for clients. Lean and Six Sigma are an integral part of our culture and we view the management of business processes as a science. We have developed Smart Enterprise Processes (SEPSM), a groundbreaking, rigorously scientific methodology for managing business processes, which focuses on optimizing process effectiveness in addition to efficiency to deliver superior business outcomes. Services are seamlessly delivered from a global network of centers to meet a client’s business objectives, cultural and language needs and cost reduction goals.

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

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings, a newly formed entity, and subsequently an affiliate of GE sold an indirect 60% interest in that entity to General Atlantic and Oak Hill. See Item 1—“Business—The Company—The 2004 Reorganization.” Since the 2004 Reorganization, GE, through its affiliates, sold a portion of its equity in us pursuant to several separate transactions. As of December 31, 2010, GE (through its affiliates) owned approximately 9.03% of our outstanding equity.

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

We began actively pursuing business from Global Clients as of January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources. As a result, our net revenues from Global Clients have increased from $42.2 million in 2005 to $780.1 million in 2010, representing a compound annual growth rate, or CAGR, of approximately 79%. See “—Classification of Certain Net Revenues” for an explanation of the classification of revenues related to businesses once owned by GE and subsequently sold. During the same period, we marginally increased our net revenues from GE. Our net revenues from GE were $449.7 million in 2005 and $478.9 million in 2010. See “—Classification of Certain Net Revenues.” Our net revenues from Global Clients as a percentage of total net revenues have increased from 8.6% in 2005 to 62.0% in 2010.

On July 13, 2007, prior to the commencement of our initial public offering, we completed a series of transactions we refer to as the “2007 Reorganization.” See “—The 2007 Reorganization and IPO” below. On August 1, 2007, we commenced an initial public offering of our common shares, pursuant to which the Company and our selling shareholders each sold 17.65 million common shares at a price of $14 per share. The offering resulted in gross proceeds of $494.1 million and net proceeds to the Company and the selling shareholders of approximately $233.5 million each after deducting underwriting discounts and commissions. Additionally, the Company incurred offering-related expenses of approximately $9.0 million. On August 14, 2007, the underwriters exercised their option to purchase 5.29 million additional common shares from the Company at the initial offering price of $14 per share to cover over-allotments resulting in additional gross proceeds of $74.1 million and net proceeds of approximately $70.0 million to the Company, after deducting underwriting discounts and commissions.

Economic Outlook.    Since the end of 2008, the United States and global economies have been experiencing a period of substantial economic uncertainty with wide-ranging effects, including contraction of overall economic activity in various parts of the world. Our outlook is subject to significant risks and uncertainties in this environment, including possible declines in demand for our services, pricing pressure, fluctuations in foreign currency exchange rates, risks relating to the financial condition of our clients and local legislative changes.

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

We expend significant time and capital throughout all of these phases. We do not recognize any revenues or reimbursement of costs until an MSA and one or more SOWs are signed, which, as noted above, usually occurs sometime in the third phase of the client development effort. We typically begin hiring employees specifically for the services to be provided to a client once the SOW for the services is signed. Because there is no certainty that a new client will retain us, and because the time involved in these initial phases is significant and unpredictable, we may incur expenses for a significant period of time without receiving any revenues.

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

There are a variety of other aspects to our pricing of contracts, many of which represent options from which a client may choose, such as whether the client wants to provide for higher levels of business continuity planning or whether the client wants shared or dedicated support personnel and/or infrastructure. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk when services are priced on a time and materials basis. Many of our MSAs also provide that, under time and materials-based SOWs, we are entitled to retain a portion of certain productivity benefits we achieve, such as those resulting from being able to provide the same volume of services with fewer FTEs. However, some of our MSAs and/or SOWs require certain minimum productivity benefits to be passed on entirely to our clients. Once an MSA and related SOWs are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA and over the life of a particular SOW. This is due to a number of factors. Margins under an MSA can improve to the extent that the time and expense involved in negotiating additional SOWs, transitioning the processes to our Delivery Centers and commencement of production are generally less with respect to additional services provided under an MSA than they are with respect to the initial services provided under that MSA. Margins under an MSA or an SOW can improve as a result of the realization of economies of scale as the volume of services increases or the achievement of productivity benefits. Thus, our more mature client relationships typically generate higher margins. A critical part of our strategy is therefore to expand relationships with our clients as a means to increase our overall revenues and improve our margins.

We follow a rigorous review process to evaluate all new business. Each new business proposal typically is reviewed twice by a committee that includes not only our business development and operational employees, but also members of our finance team. In this way, we try to ensure that contract terms meet our pricing and service objectives. See Item 1—“Business—Our New Business Review Process.”

In January 2010, we extended our MSA with GE from a term ending December 31, 2014 to December 31, 2016. GE has agreed to provide a minimum annual volume commitment of $360 million for each of the nine years beginning January 1, 2005, subject to certain potential adjustments or credits. Such minimum annual commitment is then reduced in a phased manner for the final three years of the agreement, to $250 million for 2014, $150 million for 2015 and $90 million for 2016. The actual level of services purchased in the last six years has exceeded the respective minimum annual commitment. GE has the ability to carry forward surpluses of up to 10% of the excess purchases in any year against the minimum commitment requirements in the subsequent two years. Purchases made by GE affiliates count towards the GE minimum annual volume commitment. The actual amount of purchases in any given year depends on decisions by a variety of business units, and represents the sum of services ordered under approximately 2,200 SOWs. Our MSA with GE also includes specific productivity and price reduction commitments from Genpact, including volume discounts for increasing overall GE revenues.

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

Classification of certain net revenues.    Our net revenues are classified as net revenues from GE which is a related party and net revenues from Global Clients. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or more of the stock. Revenues from Global Clients in 2008, 2009 and 2010 include revenues from certain former GE-owned businesses. These businesses were wholly-owned by GE in the beginning of 2005, but GE gradually divested its interest in these businesses in 2008, 2009 and 2010. After GE ceased to own at least 20% of such businesses, we began to treat the revenues from those businesses as Global Client net revenues, in each case from the date that GE ceased to be a 20% shareholder. We have continued to perform services for such businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. We entered into either new MSAs with respect to such businesses following its divestment by GE or agreed with the businesses to continue to work pursuant to the terms agreed to by GE.

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

SG&A as a percentage of net revenue has been decreasing since 2008, largely due to managed growth in support costs and discretionary spending.

Foreign exchange (gains) losses, net.    Foreign exchange (gains) losses, net, primarily consist of gains or losses on the re-measurement of non-functional currency assets and liabilities. In addition, it includes gains or losses on account of derivative contracts entered into to offset the impact of this re-measurement of non-functional currency assets and liabilities. It also includes the realized and unrealized gains or losses on derivative contracts that do not qualify for “hedge” accounting and are deemed ineffective. It does not include the gains or losses on derivative contracts acquired to mitigate foreign currency exposure related to our foreign currency denominated revenues and expenditures and which qualify for “hedge” accounting or “cash flow hedges”. These gains or losses are deferred and included as other accumulated comprehensive income (loss) until such time as the derivative contracts mature where then the gains or losses on the cash flow hedges are classified as cost of revenue and selling, general and administrative expenses based on the underlying risk being hedged. See note 2 to our consolidated financial statements and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

Approximately 71% of our revenues were earned in U.S. dollars in fiscal 2010. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, Japanese yen, South African rand and Indian rupees. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi, Romanian leu, Euro and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial part of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See discussion of wage inflation under “—Expenses” above. We enter into forward currency contracts to hedge most of our Indian rupee-U.S. dollar, Mexican peso-U.S. dollar, Philippines peso-U.S. dollar, euro-U.S. dollar, euro- Romanian leu, euro-Hungarian forint, Pound Sterling-U.S. dollar, Australian dollar-U.S. dollar and our Chinese renminbi-Japanese yen currency exposure, which are generally designed to qualify for hedge accounting. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. The realized gain or loss on derivative contracts that qualify for hedge accounting is allocated to cost of revenue and SG&A based on the underlying risk being hedged. The effective portion of the mark to market gains and losses on qualifying hedges is deferred and recorded as a component of accumulated other comprehensive income until the transactions occur and is then recognized in the consolidated statements of income. Our foreign exchange (gains) losses, net includes the mark to market gain or loss on other derivatives.

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

Bermuda taxes.    Since the 2007 Reorganization, our parent company has been organized in Bermuda. See “—The 2007 Reorganization and IPO” below. Bermuda does not impose any income tax on us.

Indian taxes.    Under the Indian Income Tax Act, 1961, our Delivery Centers in India, from which we derived approximately 41% of our revenues in fiscal 2010, benefit from a ten-year holiday from Indian corporate income taxes in respect of their export income (as defined in the legislation) under the Software Technology Parks of India (“STPI”) Scheme. As a result of this tax holiday, prior to 2007 we incurred minimal income tax expense with respect to our Indian operations. In the absence of this tax holiday, income derived from our Indian operations would be taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2010, was 33.22%.

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

The SEZ legislation introduced a separate new 15-year tax holiday scheme for operations established in designated special economic zones, or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for the first five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for a further five years, subject to the creation of a “Special Economic Zone Re-investment Reserve Account,” to be utilized only for acquiring new plant or machinery, or for other business purposes not including the distribution of dividends. This holiday is available only for new business operations that are conducted at qualifying SEZ locations and is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond prescribed limits) to new locations. See Item 1A—“Risk Factors— Over the next few years we will lose certain tax benefits provided by India to companies in our industry and it is not clear whether new tax policies will provide equivalent benefits and incentives.”

During the last four years, we established new Delivery Centers that we believe are eligible for the SEZ benefits. It is not clear, however, what percentage of our operations or income in India is eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above. While this is no longer new legislation, there is continuing uncertainty as to interpretation of certain provisions of the law. This uncertainty may delay development of our SEZ locations.

The Direct Taxes Code Bill 2010 proposed by the Government of India and currently pending before Indian Parliament proposes the discontinuance of the existing profit-based incentives for SEZ units operational after March 31, 2014 and replaces them with investment based incentives for SEZ units operational after this date.

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

The 2007 Reorganization and IPO

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

Secondary Offering

On March 24, 2010, we completed a secondary offering of our common shares, pursuant to which certain of our shareholders sold 38.64 million common shares at a price of $15 per share, which included the underwriters’ exercise of their option to purchase an additional 5.04 million common shares from selling shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred offering-related expenses of approximately $0.6 million included under other income (expense), net in the interim consolidated financial statements. Upon completion of the secondary offering, GE’s shareholding declined to 9.1% and it ceased to be a significant shareholder although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s).

Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities or other assets as consideration.

In February 2010, we acquired Symphony Marketing Solutions, Inc., a leading provider of analytics and data management services with domain expertise in the retail, pharmaceutical and consumer packaged goods industries for cash consideration of $29.3 million and acquired short term liabilities of $5.4 million.

In January 2010, we finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois for cash consideration of $16.3 million. At the same time, we entered into a ten year MSA with Walgreens. Pursuant to the terms of the MSA, approximately 500 Walgreens accounting employees in Danville were transferred to Genpact.

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

Accounts receivable.    We record accounts receivable at the invoiced / to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. We maintain an allowance for doubtful accounts for estimated losses inherent in the accounts receivable portfolio. In establishing the required allowance, we consider the historical losses adjusted in the past to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

During the fourth quarter of 2010, we changed our annual goodwill impairment testing date from September 30 to December 31 of each year. See “Goodwill Impairment Testing” included elsewhere in this Annual Report on Form 10-K.

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

In all situations in which hedge accounting is discontinued and the derivative is retained, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent change in its fair value in the consolidated statement of income. When it is probable that a forecasted transaction will not occur, we discontinue the hedge accounting and recognize immediately in the foreign exchange (gains) losses, net in the consolidated statements of income, the gains and losses attributable to such derivative that were accumulated in other comprehensive income (loss).

Income taxes.    We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their tax bases and operating losses carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date or the filing/ approval date of the tax status change. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income. In the case of an entity which benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse after the expiration of the tax holiday.

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

We generally plan to indefinitely reinvest the undistributed earnings of foreign subsidiaries or have the ability to repatriate in a tax-free manner and, accordingly, do not accrue any material income, distribution or withholding taxes that would arise if such earnings were repatriated.

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

We record annual amounts relating to defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. We review these assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. We believe that the assumptions used in recording the obligations under the defined benefit plans are reasonable based on its experience and market conditions.

Share-Based compensation expense.    We recognize and measure compensation expense for all share-based awards based on the grant date fair value determined under the option pricing model (Black-Scholes-Merton model) of those awards. We recognize compensation expense for share based awards net of estimated forfeitures. Share-based compensation recognized in the consolidated statements of income for the years ended December 31, 2008, 2009 and 2010 is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We amortize the compensation cost on a straight-line basis over the vesting period.

Results of Operations

The following table sets forth certain data from our income statement for the years ended December 31, 2008, 2009 and 2010.

	Year ended December 31,			% Change Increase/(Decrease)
	2008	2009	2010	2009 vs. 2008	2010 vs. 2009
	(dollars in millions)
Net revenues—GE	$490.2	$451.3	$478.9	(7.9)%	6.1%
Net revenues—Global Clients	550.7	668.7	780.1	21.4%	16.6%

Total net revenues	1,040.8	1,120.1	1,259.0	7.6%	12.4%

Cost of revenue	619.2	672.6	788.5	8.6%	17.2%
Gross profit	421.6	447.4	470.4	6.1%	5.1%
Gross profit Margin %	40.5%	39.9%	37.4%
Operating expenses
Selling, general and administrative expenses	254.5	265.4	282.1	4.3%	6.3%
Amortization of acquired intangible assets	36.5	26.0	16.0	(28.9)%	(38.5)%
Other operating (income) expense, net	(3.1)	(6.1)	(5.5)	93.9%	(10.0)%

Income from operations	133.7	162.2	177.9	21.3%	9.7%
Income from operations % of Net revenues	12.8%	14.5%	14.1%
Foreign exchange (gains) losses, net	(4.1)	5.5	(1.1)	(234.3)%	120.7%
Other income (expense), net	6.5	4.4	5.2	(32.2)%	18.2%

Income before share of equity in loss of affiliates and income tax expense	144.3	161.1	184.2	11.6%	14.4%
Equity in loss of affiliates	0.9	0.7	1.0	(24.3)%	44.7%

Income before income tax expense	143.4	160.4	183.2	11.9%	14.2%
Income tax expense	8.8	25.5	34.2	188.6%	34.3%

Net Income	134.6	135.0	149.0	0.3%	10.4%
Net income attributable to noncontrolling interest	9.5	7.7	6.9	(19.1)%	(10.5)%

Net income attributable to Genpact Limited shareholders	$125.1	$127.3	$142.2	1.7%	11.7%

Net income attributable to Genpact Limited shareholders % of Net revenues	12.0%	11.4%	11.3%

“Net revenues-related party” disclosed in the Consolidated Statements of Income includes revenue earned from GE and its affiliates and a client in which one of our directors has a controlling interest. The revenue earned from this client is included in the “Net revenues-Global Clients” in the table above.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Net revenues.    Our net revenues increased by $138.9 million, or 12.4%, in 2010 compared to 2009. Our growth in net revenues is primarily on account of business process management services for Global Clients and GE. Approximately $54.9 million, or 39.5%, of the growth in our 2010 net revenues came from client relationships that began prior to 2010. Our average headcount increased by 12.8% to approximately 40,500 in 2010 from approximately 35,900 in 2009. Our net revenues per employee were $31.1 thousand in 2010 compared to $31.2 thousand in 2009, largely due to an increase in the number of personnel hired for future growth. Net revenues in 2009 also benefited from $4 million received from one of our Global Clients related to cancellations. Revenues from business process management services increased to 86.1% of total net revenues in 2010 from 84.0% in 2009. Our business process management revenues grew 15.2% to $1,083.7 million in 2010, led by growth of 19.3% from Global Clients and 8.4% from GE. Revenues from our information technology business declined to 13.9% of net revenues in 2010 compared to 16.0% in 2009, primarily due to information technology revenues generated by Global Clients declining from $82.4 million in 2009 to $77.7 million in 2010 as a result of volume and price reductions in our SAP offerings in Europe.

Net revenues from GE increased by $27.6 million, or 6.1%, primarily due to business process management services. This increase was after considering the impact of a decline in net revenues from GE of $28.0 million due to deletions and price reductions in certain statements of work, or SOWs. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Classification of Certain Net Revenues” certain businesses in which GE ceased to be a 20% shareholder in 2009 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for 2010 increased by 6.6% over 2009 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 40.3% in 2009 to 38.0% in 2010.

Net revenues from Global Clients increased by $111.3 million, or 16.6%. $58.5 million, or 52.6%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, business services, pharmaceutical and healthcare industries. $31.8 million, or 28.6%, of the increase was from revenues generated by Symphony Marketing Solutions, Inc. (“Symphony”), which we acquired in the first quarter of 2010. $19.0 million, or 17.0%, of the increase was from revenues from our master services agreement with Walgreens for which the service delivery commenced in the second quarter of 2010. The remaining increase was primarily driven by Global Clients in the banking, financial services and insurance industries. This increase was after considering a decline in information technology services for Global Clients. In addition, a portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues, as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 59.7% in 2009 to 62.0% in 2010. Excluding revenues from businesses divested by GE in 2010, Global Client revenues increased by approximately 16.2%.

Cost of revenue.    The following table sets forth the components of our cost of revenue:

	Year ended December 31,		% Change Increase/(Decrease)
	2009	2010	2010 vs. 2009
	(dollars in millions)
Personnel expenses	$405.6	$504.0	24.2%
Operational expenses	220.5	231.5	5.0%
Depreciation and amortization	46.5	53.0	14.1%

Cost of revenue	$672.6	$788.5	17.2%

Cost of revenue as a % of total net revenues	60.1%	62.6%

Cost of revenue increased by $115.9 million, or 17.2%. The increase was primarily due to higher personnel and operational expenses on account of increased headcount and infrastructure cost incurred in anticipation of transitions for new contracts which were delayed. The increase also relates to the general growth of our business, cost of headcount and facilities acquired due to the acquisition of Symphony and another business comprising of facility and staff acquired in Danville, Illinois. $26.1 million, or 22.5% of the increase in cost of revenue was due to an increase in personnel expenses on account of increased headcount cost and $41.6 million, or 35.9% of the increase in cost of revenue relates to the acquisitions as mentioned above. The 17.2% increase in our cost of revenue was higher than our revenue growth of 12.4% partly due to adverse foreign exchange impact on account of lower net realization for currencies other than the U.S. dollar in 2010 compared to 2009. The remaining increase was due to higher consultancy charges recoverable from clients and higher growth in the number of operations personnel compared to the increase in support personnel in 2010, and consequent higher allocation to cost of revenue, offset by renegotiations of certain service contracts and cost rationalization measures in overhead expenses such as communication and other costs. As a result, our cost of revenue as a percentage of net revenues increased from 60.1% in 2009 to 62.6% in 2010.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $98.4 million, or 24.2%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth including employees added pursuant to the acquisitions as mentioned above in the first half of 2010. Our average headcount increased by approximately 4,600 employees during 2010, the majority of whom have client service responsibilities and are generating revenue. The increase also reflects overall wage inflation and the impact of foreign exchange volatility as described above. Personnel expenses as a percentage of net revenues increased from 36.2% in 2009 to 40.0% in 2010, primarily due to acquisitions in 2010 and foreign exchange volatility.

Operational expenses increased by $11.0 million, or 5.0%. Our operational expenses would have been $17.5 million higher had we not offset $6.5 million of operational expenses as a result of renegotiations of certain service contracts and cost rationalization measures in overhead expenses such as communication and other costs including a credit in indirect taxes in India. The $17.5 million increase was primarily due to an increase in consultancy charges recoverable from clients, increase in infrastructure costs relating to the acquisitions mentioned above and foreign exchange volatility as described above. As a result, as a percentage of net revenues, operational expenses decreased from 19.7% in 2009 to 18.4% in 2010.

Depreciation and amortization expenses as a component of cost of revenue increased by $6.5 million to $53.0 million in 2010. The increase was largely due to the expansion of existing Delivery Centers, infrastructure and IT related facilities to support growth. Specifically, new facilities in India (Gurgaon, Hyderabad and Kolkata) contributed $2.7 million, or 40.8%, of the increase in depreciation and amortization and the acquisitions mentioned above contributed $2.3 million, or 34.8%, of the increase in depreciation and amortization expenses. The balance increase is on account of higher costs due to foreign exchange volatility and higher allocation to cost of revenue, as described above. As a result, as a percentage of net revenues, depreciation and amortization expenses increased marginally from 4.1% in 2009 to 4.2% in 2010.

As a result of the foregoing, though gross profit increased by $23.0 million, or 5.1%, our gross margin decreased from 39.9% in 2009 to 37.4% in 2010.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses:

	Year ended December 31,		% Change Increase/(Decrease)
	2009	2010	2010 vs. 2009
	(dollars in millions)
Personnel expenses	$178.8	$200.5	12.2%
Operational expenses	76.0	71.7	(5.7)%
Depreciation and amortization	10.6	9.9	(6.3)%

Selling, general and administrative expenses	$265.4	$282.1	6.3%

SG&A as a % of total net revenues	23.7%	22.4%

Selling, general and administrative expenses, or SG&A expenses, increased by $16.7 million, or 6.3%. This was primarily due to an increase in personnel expenses, which rose by $21.7 million. The increase in SG&A expenses is also on account of lower net realization for currencies other than the U.S. dollar in 2010 compared to 2009. These increases in SG&A expenses were partially offset by cost reduction measures, such as restrictions on travel, recruitment, management meeting expenses as well as more effective utilization and deployment of support personnel.

The increase in personnel expenses was primarily due to new hires in our business development team as well as investments in our SEPSM team and general wage inflation. Our average headcount for the business development team increased to 118 people in 2010 from 106 in 2009. Many of the new hires are highly experienced and senior resources. In addition, the increase in personnel expenses is also attributable to higher costs as a result of foreign exchange volatility as described above. This increase in personnel expenses has been partially offset by a reduction in share based compensation from $16.6 million in 2009 to $14.5 million in 2010 due to a revision in estimated forfeiture rates.

As a percentage of net revenues, SG&A expenses decreased from 23.7% in 2009 to 22.4% in 2010. As a percentage of net revenues, personnel expenses declined marginally to 15.9% in 2010 compared to 16.0% in 2009, primarily due to increased internal efficiencies through effective utilization of existing resources and reduction in share based compensation.

The operational expenses component of SG&A expenses decreased by $4.3 million after accounting for the increase as a result of foreign exchange volatility as described above, business development costs and expenditure related to SEP. $5.1 million of the decrease is attributable to cost rationalization measures in overheads such as communication, facility expenses and other costs, and lower growth in the number of support personnel compared to operations personnel in 2010 resulting in reduced allocation to SG&A expenses. In addition, the operational expenses component of SG&A expenses also declined by $1.3 million, due to a reduction in the reserve for doubtful debts due to collection of old doubtful receivables in the first half of 2010. As a percentage of net revenues, such costs decreased from 6.8% in 2009 to 5.7% in 2010.

Depreciation and amortization expenses, as a component of SG&A expenses decreased by $0.7 million to $9.9 million in 2010. This decrease in depreciation and amortization expenses is due to lower growth in the number of support personnel compared to operations personnel in 2010, and consequent reduced allocation to SG&A expenses partially offset by an increase in depreciation expense due to higher capital expenditure incurred for expansion of existing delivery centers in 2010 and higher costs as a result of foreign exchange volatility as described above. As a percentage of net revenues, depreciation and amortization expenses were 0.9% in 2009 and 0.8% in 2010.

Amortization of acquired intangibles.    In 2009 and 2010, we continued to incur significant non-cash charges of $26.0 million and $16.0 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule. The decrease was partially offset by amortization of acquired intangibles of Symphony, which was acquired in the first quarter of 2010. These intangibles are evaluated for impairment at each period end, and to date, no impairments have been noted.

Other operating (income) expense, net.    Other operating income, consisting of income from shared services from GE for the use of our Delivery Centers and certain support functions that they manage and operate with their own employees and reversal of the provision of $1.3 million for employee related statutory liabilities in one of our subsidiaries, decreased by $0.6 million in 2010. We do not recognize this income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations.    Primarily due to the decrease in SG&A expenses as a percentage of net revenue and amortization of acquired intangibles, income from operations increased by $15.7 million to $177.9 million in 2010. As a percentage of net revenues, income from operations decreased from 14.5% in 2009 to 14.1% in 2010.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $1.1 million in 2010, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from movement in Indian rupee and U.S. dollar exchange rates in 2010 compared to a foreign exchange loss of $5.5 million in 2009, which also included the loss on the discontinuance of certain cash flow hedges in 2009 of $14.0 million.

Other income (expense), net.    The following table sets forth the components of other income (expense), net:

	Year ended December 31,		% Change Increase/(Decrease)
	2009	2010	2010 vs. 2009
	(dollars in millions)
Interest income	$7.4	$5.6	(25.0)%
Interest expense	(4.3)	(2.7)	(37.0)%
Secondary offering expenses	—	(0.6)	—%
Other income	1.3	3.0	125.0%

Other income (expense), net	$4.4	$5.2	18.2%

Other income (expense), net as a % of total net revenues	0.4%	0.4%

We recorded other income, net of interest expense, of $5.2 million in 2010 compared to $4.4 million in 2009. The change was driven by a decrease in interest expense of $1.6 million primarily due to repayment of a portion of our long-term credit facility during 2010 and increase in other income of $1.7 million partially offset by lower interest income of $1.9 million primarily due to the transfer of surplus funds from operating entities to lower interest bearing accounts in the U.S., and a reduced investment in U.S. Treasury bills in comparison to 2009. The weighted average rate of interest with respect to outstanding long-term loans under our credit facility was reduced from 1.7% in 2009 to 1.07% in 2010. Other income increased to $3.0 million in 2010 from $1.3 million in 2009 primarily due to certain grants received from government amounting to $0.9 million.

Income before share of equity in loss of affiliates and income tax expense.    As a result of the foregoing factors, income before share of equity in loss of affiliates and income tax expense increased by $23.1 million or from 14.4% of net revenues in 2009 to 14.6% of net revenues in 2010.

Equity in loss of affiliates.    This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia, and High Performance Partners, LLC, or HPP, whose 27% of the outstanding equity was acquired in the first quarter of 2010.

Income before income tax expense.    As a result of the foregoing factors, income before income tax expense increased by $22.8 million or from 14.3% of net revenues in 2009 to 14.6% of net revenues in 2010.

Income tax expense.    Our income tax expense increased from $25.5 million in 2009 to $34.2 million in 2010. This increase was primarily due to the expiry of tax holiday in one of our major sites in India, combined with the completion of certain other tax benefits that we had been able to claim in prior years. This has been partially offset by growth in revenues in some of our tax exempt locations.

Net income.    As a result of the foregoing factors, net income increased by $14.1 million from $135.0 million in 2009 to $149.0 million in 2010. As a percentage of net revenues, our net income was 12.0% in 2009 and 11.8% in 2010.

Net income attributable to noncontrolling interest.    The noncontrolling interest is due to the acquisition of E-Transparent B.V. and certain related entities, or ICE in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $7.7 million in 2009 to $6.9 million in 2010. The decline is primarily due to volume and price reductions in our SAP offerings in Europe.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders increased by $14.9 million from $127.3 million in 2009 to $142.2 million in 2010. As a percentage of net revenues, our net income was 11.4% in 2009 and 11.3% in 2010.

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

Cost of revenue.    The following table sets forth the components of our cost of revenue:

	Year ended December 31,		% Change Increase/(Decrease)
	2008	2009	2009 vs. 2008
	(dollars in millions)
Personnel expenses	$379.9	$405.6	6.8%
Operational expenses	196.7	220.5	12.1%
Depreciation and amortization	42.7	46.5	8.7%

Cost of revenue	$619.2	$672.6	8.6%

Cost of revenue as a % of total net revenues	59.5%	60.1%

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

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses:

	Year ended December 31,		% Change Increase/(Decrease)
	2008	2009	2009 vs. 2008
	(dollars in millions)
Personnel expenses	$166.4	$178.8	7.5%
Operational expenses	77.0	76.0	(1.2)%
Depreciation and amortization	11.2	10.6	(5.7)%

Selling, general and administrative expenses	$254.5	$265.4	4.3%

SG&A as a % of total net revenues	24.5%	23.7%

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

Other income (expense), net.    The following table sets forth the components of our cost of revenue:

	Year ended December 31,		% Change Increase/(Decrease)
	2008	2009	2009 vs. 2008
	(dollars in millions)
Interest income	$14.9	$7.4	(50.0)%
Interest expense	(8.5)	(4.3)	(48.8)%
Loss on interest rate swaps	(0.3)	—	(100.0)%
Other income	0.4	1.3	230.9%

Other income (expense), net	$6.5	$4.4	(32.2)%

Other income (expense), net as a % of total net revenues	0.6%	0.4%

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

Net income.    As a result of the foregoing factors, net income increased by $0.4 million from $134.6 million in 2008 to $135.0 million in 2009. As a percentage of net revenues, our net income was 12.9% in 2008 and 12.0% in 2009.

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

Seasonality

Our financial results may vary somewhat from period to period. Our revenues are typically higher in the third and fourth quarters than the other quarters, as a result of several factors. We generally find that more contracts for software, IT services, re-engineering and analytics are signed in the first quarter as corporations begin new budget cycles. Volumes under such contracts then increase as the year progresses. In addition, revenues for collections services, as well as transaction processing, are often higher in the latter half of the year as our clients have greater demand for our services.

The following table presents unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information contains all adjustments necessary to fairly present this information. The comparison of results for the first quarter of 2010 with the fourth quarter of 2009 reflects the foregoing factors. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

	Three months period ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(dollars in millions, except per share data)
Statement of income data:
Total net revenues	$288.2	$307.6	$321.6	$341.5
Cost of revenue	176.7	191.1	204.8	215.9
Gross profit	111.5	116.5	116.7	125.6
Income from operations	37.3	38.3	42.4	59.9
Income before share of equity in loss of affiliates and income tax expense	37.8	34.3	49.2	63.0
Net income attributable to Genpact Limited shareholders	$28.2	$27.8	$40.1	$46.0

	Three months period ended,
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(dollars in millions, except per share data)
Statement of income data:
Total net revenues	$265.8	$272.9	$284.4	$296.9
Cost of revenue	163.7	165.8	167.0	176.1
Gross profit	102.1	107.0	117.4	120.8
Income from operations	33.1	37.8	44.9	46.3
Income before share of equity in loss of affiliates and income tax expense	37.0	37.7	42.6	43.8
Net income attributable to Genpact Limited shareholders	$30.0	$29.7	$33.1	$34.6

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2009 and 2010 is presented below:

	Year Ended, December 31,
	2009	2010	% Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$288.7	$404.0	39.9%
Short term Investment	132.6	77.0	(41.9)
Short-term deposits with related party	9.6	—	(100.0)
Short term borrowings	0.2	—	(100.0)
Long-term debt due within one year	44.7	25.0	(44.2)
Long-term debt other than the current portion	25.0	—	(100.0)
Genpact Limited total shareholders’ equity	$1,197.4	$1,478.7	23.5%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $180 million of long-term debt to finance in part the 2004 Reorganization.

Our cash and cash equivalents were $404.0 million as of December 31, 2010 compared to $288.7 million as of December 31, 2009. Our cash and cash equivalents are comprised of (a) $104.5 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $208.0 million in deposits with banks to be used for medium term planned expenditure and capital requirements and (c) $91.5 million in U.S. Treasury bills with an original maturity of less than three months.

In addition, in 2010, we held $77.0 million in U.S. Treasury bills to be used for longer term capital requirements and acquisitions and withdrew all short-term deposits with GE India affiliates in the third quarter of 2010, compared to $132.6 million of U.S. Treasury bills and $9.6 million of short-term deposits with GE India affiliates as of December 31, 2009.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,			% Change Increase/(Decrease)
	2008	2009	2010	2009 vs. 2008	2010 vs. 2009
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$211.2	$158.2	$163.1	(25.1)%	3.1%
Investing activities	(239.4)	(13.7)	(33.4)	94.3%	(144.6)%
Financing activities	0.4	(51.5)	(32.3)	NM *	37.4%

Net increase (decrease) in cash and cash equivalents	$(27.8)	$93.0	$97.4	433.8%	4.8%

*	Not Measurable

Cash flow from operating activities.    Our net cash provided by operating activities increased by $4.9 million from $158.2 million in 2009 to $163.1 million in 2010. Our net income adjusted for amortization and depreciation and other non-cash items increased by $20.0 million. This increase was partially offset by incremental working capital of $15.1 million, and the acquisition of Symphony including acquired current liabilities of $5.4 million. The working capital increase was primarily due to an increase in accounts receivable of $28.4 million due to higher revenues and an increase in our credit period with GE implemented over the course of last year resulting in higher days sales outstanding partially offset by $13.3 million on account of increase in current liabilities including lower payment of cash income taxes and an increase in long-term receivables primarily related to one of our retail clients.

Cash flow from investing activities.    Our net cash used in investing activities was $33.4 million in 2010 compared to $13.7 million in 2009. In 2010, we invested $55.2 million in purchases of property, plant and equipment, in connection with the expansion of existing Delivery Centers and the opening of new Delivery Centers compared to $52.5 million 2009 and paid $42.6 million for business acquisitions, net of cash acquired compared to $20.2 million in 2009. We realized $55.6 million from the sale of U.S. Treasury bills with an original maturity of more than three months and $9.8 million from redemption of deposits with GE India, net of amount invested during the year ended December 31, 2010, compared to a realization of $8.9 million in U.S. treasury bills and redemption of $49.3 million with GE India during 2009.

Cash flow from financing activities.    Our net cash used in financing activities was $32.3 million in 2010, compared to $51.5 million in 2009. We repaid $45.0 million of our long term debt as part of our scheduled repayments under our credit agreement and $0.2 million of our short-term borrowings drawn in the fourth quarter of 2009 compared to repayment of $30.0 million of long term debt and $24.8 million of our short-term borrowings in 2009. In addition, we paid the noncontrolling partners of ICE $7.1 million in 2010 compared to $7.9 million in 2009. We received $24.8 million as proceeds from the issuance of common shares on exercise of employee stock options in 2010 up from $13.7 million in 2009.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $25.0 million at December 31, 2010 compared to $69.7 million at December 31, 2009 and $99.2 million at December 31, 2008. All of this indebtedness at December 31, 2010 represented long-term debt incurred to finance the 2004 Reorganization.

The weighted average rate of interest with respect to outstanding long-term loans was 4.3%, 1.7% and 1.07% for the years ended December 31, 2008, 2009 and 2010, respectively. We did not incur any long-term debt until December 30, 2004.

We incurred $180 million of long-term indebtedness in connection with the 2004 Reorganization. This indebtedness was restructured in 2006 and has been reduced to $25.0 million as of December 31, 2010. We are obligated to repay such indebtedness in annual installments, with the final maturity in 2011. The agreement contains restrictive covenants, such as requiring lender consent for, among other things, the creation of any liens on any of our property, assets or revenues, the incurring of further indebtedness, the making of or holding of any investments, dispositions of assets, the declaration of any dividends, engaging in any substantially different material line of business, transactions with affiliates and entering into certain agreements. In addition, we must comply with financial covenants pertaining to interest coverage, leverage and the positive net worth of our Indian business. This debt is also secured by a lien over substantially all of our property and assets including our equipment, goods, accounts receivable, real estate, bank accounts and our other current assets. As of the date of this Annual Report, we believe that we are in full compliance with all the covenants and undertakings as described above.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. Prior to January 1, 2005, affiliates of GE provided us with short-term borrowing facilities. As of December 31, 2010, short-term credit facilities available to the company aggregated $145.0 million, which are under the same agreement as our long-term debt facility and $49.3 million as fund-based and non-fund-based credit facilities with banks. As of December 31, 2010, a total of $10.0 million was utilized, which represented non-funded draw down.

Goodwill Impairment Testing

During the fourth quarter of 2010, we changed our annual goodwill impairment testing date from September 30 to December 31 of each year. This change is being made to improve alignment of impairment testing procedures with year-end financial reporting and the annual business planning and budgeting process, which now concludes substantially during the fourth quarter of each year. As a result, the goodwill impairment testing will reflect inputs from the business in the development of the budget including the impact of seasonality on the company’s financial results, which would provide improved visibility for the budgeting process. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was initially completed as of September 30, 2010, in accordance with our previously established timeline. As a result of this accounting change, we also completed a goodwill impairment testing as of December 31, 2010.

Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Determining whether an impairment has occurred requires valuation of the respective reporting units, which we estimate using a discounted cash flow model. The valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions which we believe to be reasonable but that are unpredictable and inherently uncertain and accordingly actual results may differ from these estimates. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, terminal growth rates, future economic and market conditions. We derived our discount rate using the capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We used a discount rate that is commensurate with the risks and uncertainties in the business and our internally developed forecasts. The results of our evaluations as of September 30, 2010 and December 31, 2010, showed that the fair values of all our reporting units exceeded their book values. Based upon our analysis as at September 30, 2010 and December 31, 2010, the estimated fair value for each of our reporting units exceeded its carrying value by at least 79% and 72%, respectively.

Considering the inefficiencies in managing our software operations in India and Europe independently, and given the market trend that SAP services are being delivered not by a local unit but globally with a mix of on-site and off-shore resources, we have integrated the operations of our European SAP business with our India software operations. This integration enabled us to leverage the business experience, SAP certifications, and resources more effectively and provide a global service delivery model. As of September 1, 2010, the Europe and India software businesses are being managed as one business, and accordingly the targets and reporting have been re-aligned to that effect.

As a result of this change, we tested goodwill contained in the ICE reporting unit for impairment as of August 31, 2010, prior to the integration with the India software practice, for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles—Goodwill and Other”. The fair value of this reporting unit was calculated using a discounted cash flow model using estimated future cash flows. The results of our testing showed that, as of August 31, 2010, the fair value of this reporting unit exceeded its book value.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2010:

	Payments due by Period (dollars in million)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$25.0	$—	$—	$—	$25.0
Capital leases	1.9	2.3	0.2	—	4.4
Operating leases	26.5	42.0	67.6	—	136.2
Purchase obligations	6.6	—	—	—	6.6
Capital commitments net of advances	3.0	—	—	—	3.0
Other long-term liabilities(1)	60.7	31.7	1.5	—	93.9

Total contractual cash obligations	$123.8	$76.0	$69.3	$—	$269.1

(1)	Excludes $20.0 million related to uncertain tax positions. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

Recent Accounting Pronouncements

Recently issued accounting pronouncements

In December 2010 FASB issued ASU 2010-29 which states that a public entity is required to disclose pro forma information for material business combinations (on an individual or aggregate basis) that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In December 2010, FASB issued ASU 2010-28 which states that an entity with reporting units having zero or negative carrying amounts, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect a significant impact upon adoption of the provisions of FASB guidance on the our consolidated financial statements.

In April 2010, FASB issued ASU 2010-13 which states that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability based only on this condition if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect a significant impact upon adoption of the provisions of the FASB guidance on the our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues approximately 71% in fiscal 2010 are received in U.S. dollars. We also receive revenues in Japanese yen, Euros, U.K. pound sterling, Australian dollars, Chinese renminbi, South African rand and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, Euro and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2010, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the Euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2010 by approximately $5 million. Similarly, 5.0% depreciation in the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2010 by approximately $22 million. Conversely, a 5.0% appreciation in the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2010 by approximately $24 million.

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

Interest Rate Risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2010, we had approximately $25.0 million of long-term indebtedness under our credit facility. Interest on our indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Based on our long-term indebtedness of $25.0 million as of December 31, 2010 a 1% change in interest rates would impact our net interest expense by $0.3 million.

In addition, we had invested $168.5 million in U.S. Treasury bills as of December 31, 2010. A 1% change in interest rates would impact our net interest income by $1.7 million.

Credit Risk

As of December 31, 2010, we had accounts receivable, including long term accounts receivable, net of provision for doubtful receivables of $316.4 million, $131.1 million of which was owed by GE and the balance $185.3 million of which was owed by Global Clients. No single Global Client owed more than $15 million.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement for the 2011 Annual Meeting of shareholders under the captions, “Election of Directors”, “Information about Executive Officers”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010 and is incorporated by reference in this report.

Item 11.    Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2011 Annual Meeting of shareholders under the caption, “Information about Executive and Director Compensation”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2011 Annual Meeting of shareholders under the captions, “Security Ownership Of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December  31, 2010 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2011 Annual Meeting of shareholders under the caption, “Certain Relationships and Related Transactions”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2011 Annual Meeting of shareholders under the caption, “Independent Registered Public Accounting Firm Fees and Other Matters”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2010 and is incorporated by reference in this report.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

KPMG

Gurgaon, India

March 1, 2011

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

		As of December 31,
	Notes	2009	2010
Assets
Current assets
Cash and cash equivalents	4	$288,734	$404,034
Short term investments	5	132,601	76,985
Accounts receivable, net	6	136,280	174,654
Accounts receivable from related party, net	6,28	116,228	131,271
Short term deposits with related party	28	9,634	—
Deferred tax assets	26	45,929	21,985
Due from related party	9,28	9	3
Prepaid expenses and other current assets	9	116,551	126,848

Total current assets		$845,966	$935,780

Property, plant and equipment, net	10	189,112	197,166
Deferred tax assets	26	36,527	35,099
Investment in equity affiliates	28	588	1,913
Customer-related intangible assets, net	11	36,041	33,296
Other intangible assets, net	11	187	51
Goodwill	11	548,723	570,153
Other assets	12	90,421	120,003

Total assets		$1,747,565	$1,893,461

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

		As of December 31,
	Notes	2009	2010
Liabilities and equity
Current liabilities
Short-term borrowings	16	$177	$—
Current portion of long-term debt	17	44,715	24,950
Current portion of capital lease obligations	14	527	702
Current portion of capital lease obligations payable to related party	14,28	1,429	1,188
Accounts payable		16,276	12,206
Income taxes payable	26	1,579	8,064
Deferred tax liabilities	26	264	489
Due to related party	15,28	7,843	4,030
Accrued expenses and other current liabilities	15	322,773	270,919

Total current liabilities		$395,583	$322,548
Long-term debt, less current portion	17	24,950	—
Capital lease obligations, less current portion	14	1,570	741
Capital lease obligations payable to related party, less current portion	14,28	1,809	1,748
Deferred tax liabilities	26	4,398	2,953
Due to related party	18,28	10,474	10,683
Other liabilities	18	109,034	73,546

Total liabilities		$547,818	$412,219

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued	21	—	—
Common shares, $0.01 par value, 500,000,000 authorized, 217,433,091 and 220,916,960 issued and outstanding as of December 31, 2009 and 2010, respectively	21	2,174	2,208
Additional paid-in capital		1,063,304	1,105,610
Retained earnings		278,911	421,092
Accumulated other comprehensive income (loss)		(146,993)	(50,238)

Genpact Limited shareholders’ equity		$1,197,396	$1,478,672
Noncontrolling interest		2,351	2,570

Total equity		$1,199,747	$1,481,242
Commitments and contingencies	29

Total liabilities and equity		$1,747,565	$1,893,461

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

		Year ended December 31,
	Notes	2008	2009	2010
Net revenues
Net revenues from services—related party	28	$490,153	$451,338	$479,231
Net revenues from services—others		550,694	668,733	779,732

Total net revenues		1,040,847	1,120,071	1,258,963

Cost of revenue
Services	23,28	619,231	672,624	788,522

Total cost of revenue		619,231	672,624	788,522

Gross profit		$421,616	$447,447	$470,441
Operating expenses:
Selling, general and administrative expenses	24,28	254,533	265,392	282,102
Amortization of acquired intangible assets	11	36,513	25,969	15,959
Other operating (income) expense, net	28	(3,143)	(6,094)	(5,484)

Income from operations		$133,713	$162,180	$177,864
Foreign exchange (gains) losses, net		(4,089)	5,493	(1,137)
Other income (expense), net	25,28	6,547	4,437	5,246

Income before share of equity in loss of affiliates and income tax expense		$144,349	$161,124	$184,247
Equity in loss of affiliates		925	700	1,013

Income before income tax expense		$143,424	$160,424	$183,234
Income tax expense	26	8,823	25,466	34,203

Net Income		$134,601	$134,958	$149,031
Net income attributable to noncontrolling interest		9,460	7,657	6,850

Net income attributable to Genpact Limited shareholders		$125,141	$127,301	$142,181

Net income available to Genpact Limited common shareholders	22	$125,141	$127,301	$142,181
Earnings per common share attributable to Genpact Limited common shareholders	22
Basic		$0.59	$0.59	$0.65
Diluted		$0.57	$0.58	$0.63

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		213,480,623	215,503,749	219,310,327
Diluted		218,444,224	220,066,345	224,838,529

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Genpact Limited Shareholders					Noncontrolling Interest	Total Equity
	Common shares		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)
	No. of Shares	Amount
Balance as of January 1, 2008	212,101,874	$2,121	$1,000,179	$26,469	$221,960	$3,066	$1,253,795
Issuance of common shares on exercise of options (Note 20)	2,458,746	25	13,189	—	—	—	13,214
Distribution to noncontrolling interest	—	—	—	—	—	(9,648)	(9,648)
Share-based compensation expense (Note 20)	—	—	16,936	—	—	—	16,936
Comprehensive income:
Net income	—	—	—	125,141	—	9,460	134,601
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	(363,281)	—	(363,281)
Currency translation adjustments	—	—	—	—	(199,553)	(305)	(199,858)
Retirement benefits, net of taxes	—	—	—	—	(1,393)	—	(1,393)

Comprehensive income (loss)							$(429,931)

Balance as of December 31, 2008	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except share data)

See accompanying notes to the Consolidated Financial Statements.

	Genpact Limited Shareholders					Noncontrolling Interest	Total Equity
	Common shares		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)
	No. of Shares	Amount
Balance as of January 1, 2009	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366
Issuance of common shares on exercise of options (Note 20)	2,830,995	28	13,307	—	—	—	13,335
Issuance of common shares under the employee share purchase plan (Note 20)	41,476	—	408	—	—	—	408
Distribution to noncontrolling interest	—	—	—	—	—	(7,866)	(7,866)
Share-based compensation expense (Note 20)	—	—	19,285	—	—	—	19,285
Comprehensive income:
Net income	—	—	—	127,301	—	7,657	134,958
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	160,023	—	160,023
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	(197)	—	(197)
Currency translation adjustments	—	—	—	—	35,323	(13)	35,310
Retirement benefits, net of taxes	—	—	—	—	125	—	125

Comprehensive income (loss)							$330,219

Balance as of December 31, 2009	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Genpact Limited Shareholders					Noncontrolling Interest	Total Equity
	Common shares		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)
	No. of Shares	Amount
Balance as of January 1, 2010	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747
Issuance of common shares on exercise of options (Note 20)	3,401,788	34	24,195	—	—	—	24,229
Issuance of common shares under the employee share purchase plan (Note 20)	44,581	—	597	—	—	—	597
Issuance of common shares on vesting of restricted share units (Note 20)	37,500	—	—	—	—	—	—
Noncontrolling interest on business acquisition	—	—	—	—	—	502	502
Distribution to noncontrolling interest	—	—	—	—	—	(7,065)	(7,065)
Share-based compensation expense (Note 20)	—	—	17,514	—	—	—	17,514
Comprehensive income:
Net income	—	—	—	142,181	—	6,850	149,031
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	68,766	—	68,766
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	208	—	208
Currency translation adjustments	—	—	—	—	27,827	(68)	27,759
Retirement benefits, net of taxes	—	—	—	—	(46)	—	(46)

Comprehensive income (loss)							$245,718

Balance as of December 31, 2010	220,916,960	$2,208	$1,105,610	$421,092	$(50,238)	$2,570	$1,481,242

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2008	2009	2010
Operating activities
Net income attributable to Genpact Limited shareholders	$125,141	$127,301	$142,181
Net income attributable to noncontrolling interest	9,460	7,657	6,850

Net income	$134,601	$134,958	$149,031
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	54,640	53,047	57,881
Amortization of debt issue costs	645	561	385
Amortization of acquired intangible assets	37,426	26,540	16,275
Provision for doubtful receivables	1,876	1,614	(1,334)
Provision for / (writeback of) mortgage loans	754	(1,022)	12
Gain on business acquisition	—	—	(247)
Unrealized (gain) loss on revaluation of foreign currency asset/liability	2,583	(166)	(284)
Equity in loss of affiliates	925	700	1,013
Share-based compensation expense	16,936	19,285	17,514
Deferred income taxes	(24,421)	(20,740)	(5,400)
Others, net	1,766	206	181
Change in operating assets and liabilities:
Increase in accounts receivable	(42,429)	(21,980)	(50,414)
Increase in other assets	(1,095)	(32,005)	(25,932)
(Decrease) increase in accounts payable	(3,054)	4,214	(2,631)
(Decrease) increase in accrued expenses and other current liabilities	29,506	(11,155)	(2,560)
(Decrease) increase in income taxes payable	(4,758)	(563)	6,447
Increase in other liabilities	5,334	4,675	3,161

Net cash provided by operating activities	$211,235	$158,169	$163,098

Investing activities
Purchase of property, plant and equipment	(62,421)	(52,540)	(55,171)
Purchase of property, plant and equipment in an asset acquisition	(7,015)	—	—
Proceeds from sale of property, plant and equipment	7,405	1,147	1,239
Investment in affiliates	(1,789)	(296)	(2,324)
Purchase of short term investments	(182,442)	(246,914)	(107,324)
Proceeds from sale of short term investments	40,780	255,778	162,940
Short term deposits placed with related party	(282,348)	(111,049)	(6,530)
Redemption of short term deposits with related party	248,383	160,405	16,325
Payment for business acquisitions, net of cash acquired	—	(20,196)	(42,575)

Net cash used in investing activities	$(239,447)	$(13,665)	$(33,420)

Financing activities
Repayment of capital lease obligations	(3,139)	(2,603)	(4,861)
Repayment of long-term debt	(25,063)	(30,000)	(45,000)
Short-term borrowings, net	25,000	(24,820)	(165)
Proceeds from issuance of common shares under share based compensation plans	13,214	13,743	24,826
Distribution to noncontrolling interest	(9,648)	(7,866)	(7,065)

Net cash provided by (used for) financing activities	$364	$(51,546)	$(32,265)

Effect of exchange rate changes	(67,408)	11,726	17,887
Net increase (decrease) in cash and cash equivalents	(27,848)	92,958	97,413
Cash and cash equivalents at the beginning of the period	279,306	184,050	288,734

Cash and cash equivalents at the end of the period	$184,050	$288,734	$404,034

Supplementary information
Cash paid during the period for interest	$6,250	$4,274	$1,617
Cash paid during the period for income taxes	$38,193	$67,561	$40,466
Property, plant and equipment acquired under capital lease obligation	$4,941	$1,558	$1,968

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

1. Organization

(a) Nature of Operations

The Company is a global leader in business process and technology management. The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services and IT infrastructure services. The Company delivers services from a global network of approximately 41 locations in thirteen countries. The Company’s service delivery locations, referred to as Delivery Centers, are in India, the United States (“U.S.”), China, Mexico, Romania, The Netherlands, Hungary, The Philippines, Spain, Poland, Guatemala, South Africa and Morocco.

(b) Organization

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

On March 24, 2010, the Company completed a secondary offering of its common shares by certain of its shareholders that was priced at $15 per share. The offering consisted of 38,640,000 common shares, which included the underwriters exercise of their option to purchase an additional 5,040,000 common shares from the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

1. Organization (Continued)

Company’s shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering. The Company incurred expenses in connection with the secondary offering of approximately $591, which have been recognized under ‘Other income (expense), net’ in the Consolidated Statement of Income for the year ended December 31, 2010. Upon the completion of the secondary offering, the General Electric Company’s (“GE”) shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s).

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

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

Revenue with respect to fixed-price contracts for development of software is recognized on a percentage of completion method. Guidance has been drawn from FASB guidance on Software—Revenue Recognition (previously referred to in paragraph 95 of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition), to account for revenue from fixed price arrangements for software development and related services in conformity with FASB guidance on Revenue Recognition—Construction—Type and Production-Type Contracts (previously referred to as SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”). The input (effort expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

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

d) Accounts receivable

Accounts receivable are recorded at the invoiced / to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(e) Cash and cash equivalents

Cash and cash equivalents consist of cash balances and all highly liquid investments purchased with an original maturity of three months or less.

(f) Short term investments

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

(g) Property, plant and equipment, net

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

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software.

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

(h) Research and development expense

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

(i) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. See note 11 for information and related disclosures.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(j) Impairment of long-lived assets

Long-lived assets, including certain intangible assets, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. The impairment amount to be recognized is measured as the amount by which the carrying value of the assets exceeds its fair value. The Company determines fair value by using a discounted cash flow approach.

(k) Foreign currency

The consolidated financial statements are reported in U.S. Dollars. The functional currency of the Company is U.S. Dollars. The functional currency for subsidiaries organized in Europe, other than the U.K., is the Euro, and the functional currencies of subsidiaries organized in Brazil, China, Guatemala, India, Japan, Morocco, South Africa, the Philippines and the U.K. are their respective local currencies. The functional currency of all other legal entities forming part of the Company is the U.S. Dollar. The translation of the functional currencies of the respective subsidiaries into U.S. Dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (loss), net, as a separate component of equity.

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

(l) Loans held for sale

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

(m) Derivative instruments and hedging activities

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

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent change in its fair value in the consolidated statements of income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in foreign exchange (gains) losses, net in the consolidated statements of income, the gains and losses attributable to such derivative that were accumulated in other comprehensive income (loss).

(n) Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating loss carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period that includes the enactment date or the filing/ approval date of the tax status change. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

(o) Retirement benefits

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

The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

(p) Share-based compensation

Effective January 1, 2006, the Company adopted fair value accounting for its share based compensation plan following the prospective transition method. The Company recognizes and measures compensation expense for all share-based awards based on the grant date fair value determined using the Black-Scholes-Merton option-pricing model. The Company recognizes compensation expense for share based awards net of estimated forfeitures. Share-based compensation recognized in the consolidated statements of income for the years ended December 31, 2008, 2009 and 2010 is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to adoption of fair value accounting for its share based compensation plans the Company followed the minimum value method, to account for its stock-based awards. Under this method, compensation expense was recorded on the date of grant if the fair value of the underlying stock on date of grant exceeded the present value of the awards on the date of grant. The Company amortizes the cost using the accelerated method of cost recognition. As required under the prospective transition method, for the portion of awards outstanding at the date of initial application of the fair value method, the Company continues to apply the minimum value method. For awards granted after the adoption of fair value method, the Company amortizes the compensation cost on a straight-line basis over the vesting period.

(q) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a related party, and short term investments are with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 46% and 43% of receivables as of December 31, 2009 and 2010, respectively. GE accounted for 47%, 40% and 38% of revenues for the years ended December 31, 2008, 2009 and 2010, respectively.

(r) Earnings (loss) per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for share based awards except where the results would be anti-dilutive.

(s) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with the same are expensed as incurred.

(t) Recently adopted accounting pronouncements

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

•

In January, 2010, the FASB issued ASU 2010-06 which amends ASC 820, Fair Value Measurements and Disclosures. The ASU requires the reporting entities to make new disclosures about recurring and non recurring fair value measurements. This included disclosure regarding significant transfers into and out of Level 1 and Level 2 fair value measurements in the fair value hierarchy as well as the reasons for the transfer. The ASU also requires a separate disclosure for the purchases, sales, issuances, and settlements

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB further clarified the existing fair-value measurement disclosure guidance about the level of disaggregation, requiring the entities to disclose the fair value measurements by ‘Class’ instead of ‘major category’, as well as requiring disclosure for the inputs, and valuation techniques used by the entities for the purpose of fair value measurement using significant observable inputs (Level 2) or significant unobservable inputs (Level 3). The provisions of the ASU 2010-06 were effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure for the purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements, which will be effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 1, 2010, the Company adopted ASU 2010-06.

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

Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of this new FASB guidance. The provisions of this FASB guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company early adopted ASU 2009-13, effective January 1, 2010.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(u) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period.

3. Business acquisitions

(a) Symphony Marketing Solutions, Inc.

On February 3, 2010, the Company acquired 100% of the outstanding equity interest in Symphony Marketing Solutions, Inc., a Delaware corporation (“Symphony”), for cash consideration of $29,303. Acquisition-related costs incurred by the Company amounted to $521, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. Through this acquisition, the Company intends to enhance its expertise in analytics and data management services represented by goodwill amounting to $14,168.

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

(b) Acquisition of Delivery Center in Danville

In January 2010, the Company finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois and entered into a ten year master professional services agreement, or MPSA, with Walgreens. Pursuant to the terms of the MPSA, approximately 500 Walgreens accounting employees in Danville were transferred to Genpact in May 2010. By virtue of the combination of the acquisition of the delivery center and the entry into the MPSA, the Company has acquired an integrated set of activities and assets capable of being managed and conducted for the purpose of providing returns to the Company for a cash consideration of $16,347. Through this acquisition, the Company strengthens its offering in the healthcare industry represented by goodwill amounting to $2,083.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

3. Business acquisitions (Continued)

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

$16,347

4. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2009 and 2010 comprise:

	As of December 31,
	2009	2010
Deposits with banks	$192,222	$208,072
U.S. Treasury bills	38,549	91,490
Other cash and bank balances	57,963	104,472

Total	$288,734	$404,034

5. Short Term Investments

The components of the Company’s short term investments as of December 31, 2009 and 2010 are as follows:

	As of December 31, 2009
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$132,798	$—	$197	$132,601

Total	$132,798	$—	$197	$132,601

	As of December 31, 2010
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$76,974	$11	$—	$76,985

Total	$76,974	$11	$—	$76,985

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

6. Accounts receivable, net of provision for doubtful receivables

The following table provides provision for doubtful receivables as recorded by the Company:

As of December 31,	Balance at the beginning of the year	Additions charged to cost and expense	Deductions	Balance at the end of the year
2008	$5,505	1,876	(1,375)	$6,006
2009	$6,006	1,614	(2,391)	$5,229
2010	$5,229	(1,334)	(969)	$2,926

Accounts receivable were $257,737 and $308,851, and provision for doubtful receivables were $5,229 and $2,926, resulting in net accounts receivable balances of $252,508 and $305,925, as of December 31, 2009 and 2010, respectively. In addition, accounts receivable due after one year of $1,174 and $10,454 as of December 31, 2009 and December 31, 2010, respectively are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $117,697 and $131,959, and provision for doubtful receivables were $1,469 and $688, resulting in net accounts receivable balances of $116,228 and $131,271, as of December 31, 2009 and 2010, respectively.

7. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and notes, and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and loans held for sale were determined using the following inputs as of December 31, 2009 and 2010:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

7. Fair Value Measurements (Continued)

	As of December 31, 2010
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$38,026	$—	$38,026	$—
Loans held for sale (Note a)	530	—	—	530
U.S. Treasury bills and notes (Note c)	168,475	168,475	—	—

Total	$207,031	$168,475	$38,026	$530

Liabilities
Derivative Instruments (Note b)	$64,363	$—	$64,363	$—

Total	$64,363	$—	$64,363	$—

(a)	Included in prepaid expenses and other current assets, and other assets in the consolidated balance sheets.

(b)	Included in accrued expenses and other current liabilities, and other liabilities in the consolidated balance sheets.

(c)	Included in either cash and cash equivalents or short term investment, depending on the maturity profile, in the consolidated balance sheets.

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	As of December 31,
	2009	2010
Opening balance, net	$759	$552
Impact of fair value included in earnings	552	(12)
Settlements	(759)	(10)

Closing balance, net	$552	$530

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

8. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks / financial institutions and the Company considers the risks of non-performance by the counterparties as not material. The forward foreign exchange contracts mature between zero and forty-five months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31,		As of December 31,
	2009	2010	2009	2010
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$2,215,000	$1,937,497	$(115,883)	$(19,405)
United States Dollars (sell) Mexican Peso (buy)	15,400	14,400	599	510
United States Dollars (sell) Philippines Peso (buy)	20,550	51,950	577	2,210
Euro (sell) United States Dollars (buy)	44,329	61,426	(42)	953
Euro (sell) Hungarian Forints (buy)	9,095	13,408	108	341
Euro (sell) Romanian Leu (buy)	63,637	55,392	(7,781)	591
Japanese Yen (sell) Chinese Renminbi (buy)	62,483	66,970	(4,985)	(6,930)
Pound Sterling (sell) United States Dollars (buy)	51,149	71,463	406	1,680
Australian Dollars (sell) United States Dollars (buy)	26,461	58,577	(2,617)	(6,287)

			$(129,618)	$(26,337)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.

(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchases of service. In addition to this program the Company also has derivative instruments that are not accounted for as hedges under the FASB guidance to hedge the foreign exchange risks related to balance sheet items such as receivables and inter-company borrowings denominated in currencies other than the underlying functional currency.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

The fair value of the derivative instruments and their location in the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2009	As of December 31, 2010	As of December 31, 2009	As of December 31, 2010
Assets
Prepaid expenses and other current assets	$4,133	$10,186	$3,502	$1,202
Other assets	$22,712	$26,638	$—	$—

Liabilities
Accrued expenses and other current liabilities	$97,696	$44,577	$2,175	$58
Other liabilities	$60,094	$19,728	$—	$—

Cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain (loss) on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction as recognized in the consolidated statements of income. Gains (losses) on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings as incurred.

In connection with cash flow hedges, the Company has recorded as a component of accumulated other comprehensive income (loss) or OCI within equity a gain (loss) of ($87,001), and ($18,235), net of taxes, as of December 31, 2009 and 2010, respectively.

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) reclassified from accumulated OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from Accumulated OCI into Statement of Income (Effective Portion)			Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
	2008	2009	2010		2008	2009	2010		2008	2009	2010
Forward foreign exchange contracts	$(511,309)	$182,479	$29,603	Revenue	$2,783	$(6,645)	$(6,152)	Foreign exchange (gains) losses, net	$—	$—	$—
				Cost of revenue	7,402	(43,344)	(55,020)
				Selling, general and administrative expenses	3,901	(10,985)	(12,689)

	$(511,309)	$182,479	$29,603		$14,086	$(60,974)	$(73,861)		$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivatives	Amount of (Gain) Loss recognised in Income on Derivatives
		Year ended December 31,
		2008	2009	2010
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$37,237	$(8,153)	$(10,433)
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	—	11,746	(234)
Interest rate swaps (Note c)	Other income (expense), net	283	—	—

		$37,520	$3,593	$(10,667)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

(b)	These forward foreign exchange contracts were initially designated as cash flow hedges under FASB guidance on Derivatives and Hedging. The net (gains) losses amounts of $0, $11,746 and $(234) for the years ended December 31, 2008, 2009 and 2010 respectively, include the recognition of previously unrecognized losses for certain derivative contracts accounted for within accumulated other comprehensive income (loss). These losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. For the years ended December 31, 2008, 2009 and 2010, losses of $0, $13,964 and $0, respectively, were recognized in the consolidated statements of income related to these non-designated contracts. In addition, these amounts also include subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

(c)	The Company uses derivative instruments that are not designated as hedges under FASB guidance on Derivatives and Hedging, to hedge the fluctuations in interest rate on borrowings. Realized (gains) losses and changes in the fair value of these derivatives are recorded in other income (expense), net in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

9. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2009	2010
Advance taxes	$47,966	$55,949
Deferred transition costs	39,765	37,826
Loans held for sale	552	530
Derivative instruments	7,635	11,388
Employee advances	2,214	3,150
Advances to suppliers	3,998	2,504
Prepaid expenses	9,492	9,321
Deposits	1,411	1,484
Others	3,527	4,699

	116,560	126,851
Less: Due from a related party	(9)	(3)

	$116,551	$126,848

10. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2009	2010
Land	$20,355	$21,353
Buildings	40,641	53,357
Furniture and fixtures	23,763	30,579
Computer equipment and servers	111,094	129,024
Plant, machinery and equipment	40,583	47,771
Computer software	68,012	77,991
Leasehold improvements	58,705	65,566
Vehicles	7,439	6,137
Capital work in progress	10,658	8,792

Property, plant and equipment, gross	381,250	440,570
Less: Accumulated depreciation and amortization	(192,138)	(243,404)

Property, plant, and equipment, net	$189,112	$197,166

Depreciation expense on property, plant and equipment for the years ended December 31, 2008, 2009 and 2010 was $37,094, $44,601 and $49,397, respectively. The amount of computer software amortization for the years ended December 31, 2008, 2009 and 2010 was $16,819, $12,415 and $13,492, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to ($727), $3,969 and $5,008 for the years ended December 31, 2008, 2009 and 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

10. Property, plant and equipment, net (Continued)

Property, plant and equipment, net include assets held under capital lease arrangements, which consist of the following:

	As of December 31,
	2009	2010
Vehicles	$5,981	$4,670
Furniture and fixtures	2,741	1,556

	8,722	6,226
Less: Accumulated depreciation	(5,146)	(2,770)

	$3,576	$3,456

Depreciation expense in respect of these assets was $2,122, $3,390 and $2,589 for the years ended December 31, 2008, 2009 and 2010, respectively.

11. Goodwill and intangible assets

The following table presents the changes in goodwill for the years ended December 31, 2009 and 2010:

	As of December 31,
	2009	2010
Opening balance	$531,897	$548,723
Goodwill relating to acquisitions consummated during the period	—	16,251
Effect of exchange rate fluctuations	16,826	5,179

Closing balance	$548,723	$570,153

Goodwill has been allocated to the following reporting units as follows:

	As of December 31,
	2009	2010
India	$405,466	$492,697
China	22,319	22,901
Europe	18,472	16,951
Americas	37,604	37,604
Others	64,862	—

	$548,723	$570,153

Goodwill related to acquisition of Symphony and the delivery center in Danville in 2010 amounted to $16,251. Such acquired businesses are managed along with the India business and goodwill in respect of such acquisitions has been allocated to the India reporting unit.

In line with the Company’s long term strategy and focus for the technology business, the Company decided to integrate the reporting unit in the Netherlands referred to as ICE, together with the India software practice included under the India reporting unit. This integration enabled the Company to leverage the business

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

11. Goodwill and intangible assets (Continued)

experience, knowledge, and resources more effectively and provide a global service delivery model and therefore as of September 1, 2010, the ICE and India software business were aligned to be managed as a single business and therefore goodwill attributable to ICE reporting unit included in “Others” in the previous year has been reported along with the “India” reporting unit in the current year. As a result of this change, the Company tested goodwill allocated to ICE reporting unit for impairment as of August 31, 2010, prior to the integration with the India software business, for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles—Goodwill and Other”. The fair value of this reporting unit was calculated using a discounted cash flow model using estimated future cash flows. The results of our evaluation showed that, as of August 31, 2010, the fair value of this reporting unit exceeded its book value.

During the fourth quarter of 2010, the Company changed its annual goodwill impairment testing date from September 30 to December 31 of each year. This change is being made to improve alignment of impairment testing procedures with year-end financial reporting and the annual business planning and budgeting process, which now concludes substantially during the fourth quarter of each year. As a result, the goodwill impairment testing will reflect the result of inputs from business in the development of the budget including the impact of seasonality of the company’s financial results, which would provide improved visibility for the budgeting process. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The annual goodwill impairment testing was initially completed as of September 30, 2010, in accordance with our previously established timeline. As a result of this accounting change, we also completed an impairment testing as of December 31, 2010.

During 2009 and 2010, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in either year. The results of our evaluation showed that the fair values of all reporting units exceeded their respective carrying values. The total amount of goodwill deductible for tax purposes is $13,805 and $10,474 as of December 31, 2009 and 2010, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2009			As of December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$208,117	$172,076	$36,041	$222,285	$188,989	$33,296
Marketing-related intangible assets	15,685	15,685	—	15,835	15,835	—
Contract-related intangible assets	471	471	—	1,423	1,423	—
Other intangible assets	343	156	187	318	267	51

	$224,616	$188,388	$36,228	$239,861	$206,514	$33,347

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2008, 2009 and 2010 were $36,513, $25,969 and $15,959, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

11. Goodwill and intangible assets (Continued)

intangible asset for the years ended December 31, 2008, 2009 and 2010 was $913, $571 and $316, respectively, and has been reported as a reduction of revenue. As of December 31, 2010, the unamortized value of the intangible asset was $237, which will be amortized in future periods and reported as a reduction of revenue.

The estimated amortization schedule for the intangible assets for future periods is set out below:

For the year ending December 31
2011	$11,812
2012	9,630
2013	5,176
2014	3,768
2015 and beyond	2,961

$33,347

12. Other assets

Other assets consist of the following:

	As of December 31,
	2009	2010
Advance taxes	$10,474	$10,683
Deferred transition costs	28,119	32,127
Deposits	22,646	28,802
Derivative instruments	22,712	26,638
Prepaid expenses	1,214	3,696
Accounts Receivable due after one year	1,174	10,454
Others	4,082	7,603

	$90,421	$120,003

13. Loans held for sale

Loans held for sale were $1,009 and $1,000, and provision against loans held for sale were $457 and $470, resulting in net loans held for sale balances of $552 and $530 as of December 31, 2009 and 2010, respectively. Additionally, the Company has reserved $226 and $226 as of December 31, 2009 and 2010, respectively, for estimated losses on loans sold.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

14. Leases

The Company has taken vehicles, and furniture and fixtures on lease from a related party and other lessors under capital lease arrangements. Future minimum lease payments are as follows:

As of December 31:
2011	$2,466
2012	1,836
2013	654
2014	201
2015	—

Total minimum lease payments	5,157
Less: amount representing future interest	(778)

Present value of minimum lease payments	4,379
Less: current portion	(1,890)

Long-term capital lease obligations	$2,489

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

Year ending December 31:
2011	$26,543
2012	22,410
2013	19,592
2014	13,592
2015 and beyond	54,014

Total minimum lease payments	$136,151

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight line basis over the lease term. Rent expenses under cancellable and non-cancellable operating leases were $41,360, $40,278 and $36,928 for the years ended December 31, 2008, 2009 and 2010, respectively.

The above rental expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to ($614), $2,790 and $2,602 for the years ended December 31, 2008, 2009 and 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

15. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2009	2010
Accrued expenses	$73,061	$68,672
Accrued employee cost	72,882	76,571
Deferred transition revenue	46,983	43,358
Statutory liabilities	16,589	12,556
Retirement benefits	8,217	11,072
Derivative instruments	99,871	44,635
Advance from customers	10,397	12,832
Other liabilities	2,616	5,253

	330,616	274,949
Less: Due to a related party	(7,843)	(4,030)

	$322,773	$270,919

16. Short-term borrowings

The Company has the following borrowing facilities:

(a)	fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees, short-term loans, and forward hedging. As of December 31, 2009 and 2010, the limits available were $42,310 and $49,343, respectively, and an amount of $177 and $0 were outstanding as of December 31, 2009 and 2010, respectively bearing interest of 7.28% p.a (overnight BUBOR of 5.78% + margin of 1.5%) as of December 31, 2009.

(b)	fund-based and non-fund-based revolving credit facilities of $145,000 for operational requirements in the form of overdrafts and letters of credit, expiring in June 2011. As of December 31, 2009 and 2010, the fund-based outstanding balances were $0 and $0, respectively. These facilities bear interest at LIBOR plus a margin of 0.70% to 0.875% (depending upon leverage). Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on indebtedness of the Company.

17. Long-term debt

The outstanding loan bears interest at LIBOR plus a margin (depending on the Company’s leverage). The interest rates were 1.01% and 1.0125%, as of December 31, 2009 and 2010, respectively. Indebtedness under the loan agreement is secured by certain assets, and the agreement contains certain covenants including a restriction on indebtedness of the Company. The amounts outstanding were $69,665 and $24,950, as of December 31, 2009 and 2010, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

17. Long-term debt (Continued)

The maturity profile of these loans is as follows:

Year	Amount
2011	$24,950

$24,950

18. Other liabilities

Other liabilities consist of the following:

	As of December 31,
	2009	2010
Accrued employee cost	$2,434	$2,594
Deferred transition revenue	33,013	35,302
Retirement benefits	7,049	10,535
Derivative instruments	60,094	19,728
Amount received from a related party under indemnification arrangement, pending adjustment	10,474	10,683
Others	6,444	5,387

	$119,508	$84,229
Less: Due to a related party	(10,474)	(10,683)

	$109,034	$73,546

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

In addition, in accordance with Mexican law, the Company provides termination benefits (the “Mexican Plan”) to all of its Mexican employees for reasons other than restructuring to which employees are entitled based on age, years of service and salary of the employee. The Mexican Plan benefit cost for the year is calculated on an actuarial basis.

Current service costs for the defined benefit plan are accrued in the year to which they relate on a monthly basis. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

19. Employee benefit plans (Continued)

The following table sets forth the funded status of the defined benefit plan and the amounts recognized in the Company’s financial statements based on an actuarial valuation carried out as of December 31, 2009 and 2010.

	As of December 31,
	2009	2010
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$9,881	$12,596
Service cost	2,356	2,747
Actuarial loss (gain)	53	159
Interest cost	1,034	1,148
Prior service cost	—	19
Benefits paid	(1,003)	(1,941)
Effect of exchange rate changes	275	398

Projected benefit obligation at the end of the year	$12,596	$15,126

Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$6,270	$10,023
Employer contributions	3,919	98
Actual gain on plan assets	670	678
Benefits paid	(1,003)	(1,941)
Effect of exchange rate changes	167	274

Fair value of plan assets at the end of the year	$10,023	$9,132

Amounts included in accumulated other comprehensive income (loss) as of December 31, 2009 and 2010 were as follows:

	As of December 31,
	2009	2010
Net actuarial loss	$(2,451)	$(2,945)
Deferred tax assets	152	464

Accumulated other comprehensive income (loss), net	$(2,299)	$(2,481)

Changes in accumulated other comprehensive income (loss) during the year ended December 31, 2010 were as follows:

Net Actuarial loss	$(824)
Amortization of net actuarial loss	474
Deferred income taxes	318
Effect of exchange rate changes	(14)

Accumulated other comprehensive income (loss), net	$(46)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

19. Employee benefit plans (Continued)

Net defined benefit plan costs for the years ended December 31, 2008, 2009 and 2010 include the following components:

	Year ended December 31,
	2008	2009	2010
Service costs	$1,623	$2,356	$2,747
Interest costs	641	1,034	1,148
Amortization of actuarial loss	465	368	221
Expected return on plan assets	(347)	(567)	(795)

Net Gratuity Plan costs	$2,382	$3,191	$3,321

The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $547.

The weighted average assumptions used to determine the benefit obligations of the Gratuity Plan as of December 31, 2009 and 2010 are presented below:

	As of December 31,
	2009	2010
Discount rate	7.90%	8.65%
Rate of increase in compensation per annum	8.00%	8.00%

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2008, 2009 and 2010 are presented below:

	Year ended December 31,
	2008	2009	2010
Discount rate	9.00%	8.75%	7.90%
Rate of increase in compensation per annum	11.5% for first 3 years & 8% thereafter	10.5% for first 3 years & 7% thereafter	8.00%
Expected long term rate of return on plan assets per annum	7.50%	7.50%	7.50%

The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2009 and 2010 are presented below:

	As of December 31,
	2009	2010
Discount rate	8.00%	8.00%
Rate of increase in compensation per annum	5.04%	5.04%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

19. Employee benefit plans (Continued)

The weighted average assumptions used to determine the Mexican Plan costs for the years ended December 31, 2008, 2009 and 2010 are presented below:

	Year ended December 31,
	2008	2009	2010
Discount rate	8.00%	8.00%	8.00%
Rate of increase in compensation per annum	5.04%	5.04%	5.04%
Expected long term rate of return on plan assets per annum	0.00%	0.00%	0.00%

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

The Company contributes the required funding for all ascertained liabilities to the Genpact India Employees’ Gratuity Fund. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies. These funds further invest in debt securities like money market instruments, government securities and public and private bonds. During the years ending December 31, 2008, 2009 and 2010, all of the plan assets were primarily invested in debt securities.

The fair values of Company’s plan assets as of December 31, 2010 by asset category are as follows:

	As of December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$175	$175	$—	$—
Fixed Income Securities (Note a)	7,467	—	7,467	—
Other Securities (Note b)	1,490	—	1,490	—

Total	$9,132	$175	$8,957	$—

(a)	Include investment in funds which invest 100% in fixed income securities like money market instruments, government securities and public and private bonds.

(b)	Include investment in funds which invest 50% to 85% in fixed income securities and the remaining portion in equity securities.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

19. Employee benefit plans (Continued)

The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown:

Year ending December 31,
2011	$3,076
2012	3,376
2013	3,543
2014	3,694
2015	3,980
2016–2020	17,061

$34,730

The expected benefit payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2010.

Defined contribution plans

During the years ended December 31, 2008, 2009 and 2010, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2008	2009	2010
India	$8,654	$8,111	$10,386
U.S.	1,047	1,011	1,693
U.K.	658	561	849
Hungary	101	62	41
China	5,977	6,771	7,998
Mexico	101	57	44
Morocco	—	100	117
South Africa	—	87	358

Total	$16,538	$16,760	$21,486

20. Share-based compensation

The Company has issued options under the Genpact Global Holdings 2005 Plan (the “2005 Plan”), Genpact Global Holdings 2006 Plan (the “2006 Plan”), Genpact Global Holdings 2007 Plan (the “2007 Plan”) and Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) to eligible persons who are employees, directors and certain other persons associated with the Company. As stated in note 1(b), as part of the 2007 Reorganization, GGH’s existing equity-based compensation plans were assigned to Genpact Limited. As a result, all outstanding options issued under existing equity-based compensation plans became options to acquire common shares of Genpact Limited. As the fair value of options immediately before and after the 2007 Reorganization were the same, there is no accounting effect of the 2007 Reorganization.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Share-based compensation (Continued)

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

A brief summary of each plan is provided below:

2005 Plan

Under the 2005 Plan, which was adopted on July 26, 2005, the Company is authorized to issue up to 12,210,750 options to eligible persons and has granted 12,403,445 options up to the year ended December 31, 2010.

2006 Plan

Under the 2006 Plan, which was adopted on February 27, 2006, the Company is authorized to issue up to 4,942,369 options to eligible persons and has granted 5,260,692 options up to the year ended December 31, 2010.

2007 Plan

Under the 2007 Plan, which was adopted on March 27, 2007, the Company is authorized to issue up to 16,733,250 options to eligible persons and has granted 8,647,050 options up to the year ended December 31, 2010.

2007 Omnibus Plan

The Company adopted the 2007 Omnibus Plan on July 13, 2007. The 2007 Omnibus Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, share appreciation rights, restricted share awards, restricted share units, performance units, cash incentive awards and other equity-based or equity-related awards. Under the 2007 Omnibus Plan the Company is authorized to grant awards for the issuance of common shares in the future up to a limit of 9,406,800 common shares to eligible persons, of which 8,249,033 options, 1,061,500 Restricted Share Units and 1,110,000 Performance Units were granted up to the year ended December 31, 2010.

The share-based compensation costs relating to above plans during the years ended December 31, 2008, 2009 and 2010, were $16,936, $19,262 and $17,446 respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Share-based compensation (Continued)

The tax benefit recognized in relation to share based compensation charge during the years ended December 31, 2008, 2009 and 2010 was $3,001, $4,617 and $3,872, respectively. No realized tax benefit on the options exercised during the years ended December 31, 2008, 2009 and 2010 has been recorded through shareholders’ equity due to losses in U.S. subsidiaries.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options in 2008, 2009 and 2010:

	2008	2009	2010
Dividend yield	—	—	—
Expected life (in months)	78	76 - 78	75
Risk free rate of interest	3.04%-3.62%	2.07%-3.39%	2.02%-3.16%
Volatility	37.7%-42.32%	37.7%-46.44%	36.47%-37.36%

Volatility was calculated based on the historical volatility of our comparative companies during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method” which is based on the average of the vesting term and contractual term of the option. The risk-free interest rate that we use in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. Expected dividends during the estimated term of the option are based on recent dividend activity; the Company has not paid any cash dividends in the recent period and do not anticipate doing so in the foreseeable future.

The Company has issued, and intends to continue to issue, new shares to satisfy stock option exercises under its incentive plans.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Share-based compensation (Continued)

A summary of the options granted during the years ended December 31, 2008, 2009 and 2010 is set out below:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Share-based compensation (Continued)

	Year ended December 31, 2010
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2010	20,393,499	$10.23	7.2	$—
Granted	1,543,000	15.88	—	—
Forfeited	(2,459,542)	13.92	—	—
Expired	(85,813)	14.95	—	—
Exercised	(3,401,788)	7.12	—	27,581

Outstanding as of December 31, 2010	15,989,356	$10.84	6.4	$75,755

Vested and exercisable as of December 31, 2010 and expected to vest thereafter (Note a)	15,237,198	$10.88	6.4	$71,642
Vested and exercisable as of December 31, 2010	7,806,813	$7.83	5.5	$59,195
Weighted average grant date fair value of grants during the period	$6.64

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of December 31, 2010, the total remaining unrecognized share-based compensation costs for options expected to vest amounted to $33,111, which will be recognized over the weighted average remaining requisite vesting period of 2.42 years.

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

(In thousands, except per share data)

20. Share-based compensation (Continued)

issued to selling shareholders who became employees of the Company and are subject to restrictions on transfer linked to continued employment with the Company for a specified period. The Company has accounted for such shares as compensation for services.

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the year ended December 31, 2008, 2009 and 2010 is set out below:

	Year ended December 31, 2008
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2008	94,610	$14.04
Granted	—	—
Vested and allotted	(23,651)	14.04
Forfeited	—	—

Outstanding as of December 31, 2008	70,959	$14.04

	Year ended December 31, 2009
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2009	70,959	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—

Outstanding as of December 31, 2009	47,306	$14.04

	Year ended December 31, 2010
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	47,306	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—

Outstanding as of December 31, 2010	23,653	$14.04

As of December 31, 2010, the total remaining unrecognized share-based compensation costs related to Restricted Shares amounted to $30 which will be recognized over the weighted average remaining requisite vesting period of 3 months.

Restricted Share Units

During the year ended December 31, 2009 and 2010, the Company granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Share-based compensation (Continued)

each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have vesting schedules of one to four years and a contractual period of ten years. The compensation expense is recognized on a straight line over the vesting term.

A summary of RSUs granted during the year ended December 31, 2009 and 2010 is set out below:

	Year ended December 31, 2009
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2009	—	$—
Granted	325,000	10.09
Vested and allotted	—	—
Forfeited	—	—

Outstanding as of December 31, 2009	325,000	$10.09

Expected to vest	325,000

	Year ended December 31, 2010
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	325,000	$10.09
Granted	736,500	15.10
Vested and allotted	(37,500)	12.23
Forfeited	(8,000)	14.26

Outstanding as of December 31, 2010	1,016,000	$13.61

Expected to vest	862,959

As of December 31, 2010, the total remaining unrecognized share-based compensation costs related to RSUs amounted to $9,762 which will be recognized over the weighted average remaining requisite vesting period of 3.33 years.

Performance Units

The Company also makes stock awards in the form of Performance Units or PUs under the 2007 Omnibus Plan.

During the year ended December 31, 2010, the Company granted PUs, wherein each PU represents the right to receive a common share based on the Company’s performance against specified targets. These PUs have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The compensation expense is recognized on a straight line basis over the vesting term. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Share-based compensation (Continued)

A summary of PUs activity during the year ended December 31, 2010 is set out below:

	Year ended December 31, 2010
	Number of Performance Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	—	$—
Granted	1,110,000	15.20
Vested and allotted	—	—
Forfeited	(214,667)	14.46

Outstanding as of December 31, 2010	895,333	$15.38

As of December 31, 2010, the total remaining unrecognized share-based compensation costs related to PUs amounted to $9,517 which will be recognized over the weighted average remaining requisite vesting period of 2 years.

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

During the year ended December 31, 2009 and 2010, common shares issued under ESPP were 41,476 and 44,581, respectively.

The ESPP was considered as non compensatory under the FASB guidance on Compensation-Stock Compensation until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expenses for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the years ended December 31, 2009 and 2010 were $23 and $68, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

21. Capital stock

The Company’s authorized capital stock as of December 31, 2009 and 2010 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. Of the above, the Company had 217,433,091 and 220,916,960 common shares, and no preferred shares, issued and outstanding as of December 31, 2009 and 2010, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

22. Earnings per share (Continued)

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 16,388,096, 12,480,950 and 9,189,505 for the years ended December 31, 2008, 2009 and 2010, respectively.

	Year ended December 31,
	2008	2009	2010
Net income available to Genpact Limited common shareholders	$125,141	$127,301	$142,181
Weighted average number of common shares used in computing basic earnings per common share	213,480,623	215,503,749	219,310,327
Dilutive effect of share based awards	4,963,601	4,562,596	5,528,202

Weighted average number of common shares used in computing dilutive earnings per common share	218,444,224	220,066,345	224,838,529

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.59	$0.59	$0.65
Diluted	$0.57	$0.58	$0.63

23. Cost of revenue

Cost of revenue consists of the following:

	Year ended December 31,
	2008	2009	2010
Personnel expenses	$379,851	$405,642	$504,008
Operational expenses	196,659	220,524	231,515
Depreciation and amortization	42,721	46,458	52,999

	$619,231	$672,624	$788,522

24. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2008	2009	2010
Personnel expenses	$166,388	$178,797	$200,524
Operational expenses	76,953	76,037	71,689
Depreciation and amortization	11,192	10,558	9,889

	$254,533	$265,392	$282,102

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

25. Other income (expense), net

Other income (expense), net consists of the following:

	Year ended December 31,
	2008	2009	2010
Interest income	$14,895	$7,446	$5,588
Interest expense	(8,465)	(4,332)	(2,729)
Loss on interest rate swaps	(283)	—	—
Secondary offering expenses	—	—	(591)
Other income	400	1,323	2,978

	$6,547	$4,437	$5,246

26. Income taxes

Income tax expense (benefit) for the years ended December 31, 2008, 2009 and 2010 is allocated as follows:

	Year ended December 31,
	2008	2009	2010
Income from continuing operations	$8,823	$25,466	$34,203
Goodwill	(356)	—	—
Shareholders’ equity for—
Unrealized gains (losses) on cash flow hedges	(162,136)	83,502	34,717
Retirement benefits	407	—	(318)

Total income tax expense (benefit)	$(153,262)	$108,968	$68,602

The components of income before income taxes from continuing operations are as follows:

	Year ended December 31,
	2008	2009	2010
Domestic	$(6,848)	$1,835	$6,443
Foreign	150,272	158,589	176,791

Income before income tax expense	$143,424	$160,424	$183,234

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2008	2009	2010
Current taxes
Domestic	603	2,473	498
Foreign	32,641	43,733	39,105

	$33,244	$46,206	$39,603

Deferred taxes
Domestic	(14,005)	(15,916)	2,246
Foreign	(10,416)	(4,824)	(7,646)

	$(24,421)	$(20,740)	$(5,400)

Total income tax expense (benefit)	$8,823	$25,466	$34,203

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

26. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes, as a result of the following:

	Year ended December 31,
	2008	2009	2010
Income before income tax expense	$143,424	$160,424	$183,234
Statutory tax rates	35.00%	35.00%	35.00%
Computed expected income tax expense	50,198	56,148	64,132
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	11,353	2,690	1,541
Tax benefit from tax holiday	(46,749)	(26,024)	(30,713)
Non-deductible expenses	1,858	1,544	(701)
Effect of change in tax rates	(187)	(1,691)	2,084
Change in valuation allowance	3,443	(2,436)	(2,305)
Change in tax status	(10,595)	(10,343)	(658)
Others	(498)	5,578	823

Reported income tax expense (benefit)	$8,823	$25,466	$34,203

Under the Indian Income Tax Act, a substantial portion of the profits of the Company’s Indian operations is exempt from Indian income tax. The Indian tax year ends on March 31. This tax holiday is available for a period of ten consecutive years beginning in the year in which the respective Indian undertaking commenced operations but in no case extending beyond March 31, 2011. The tax holiday began expiring with respect to the Company’s Indian operations in the year ended March 31, 2007 and will continue to expire through the year ended March 31, 2011. Additionally, one of the Company’s Indian subsidiaries has four units eligible for tax holiday as a Special Economic Zone unit in respect of 100% of the export profits for a period of 5 years, 50% of such profits for next 5 years and 50% of the profits for further period of 5 years subject to satisfaction of certain capital investments requirements. One of these unit commenced operations in 2007, two in 2008 and one in 2009.

The basic earnings per share effect of the tax holiday is $0.22, $0.12 and $0.14, respectively, for the years ended December 31, 2008, 2009 and 2010. The diluted earnings per share effect of the tax holiday is $0.21, $0.12 and $0.14, respectively, for the years ended December 31, 2008, 2009 and 2010.

As a result of the change in tax status of one of its subsidiaries in the U.S. during the year ended December 31, 2007, the Company recognized the tax effects in the consolidated statement of income for the adjustment in deferred tax liability associated with the unrealized gains on certain effective hedges in other comprehensive income. During the year ended December 31, 2008, 2009 and 2010, the Company recognized a reversal of deferred tax liability amounting to $10,595, $10,343 and $658 for the hedges that matured in 2008, 2009 and 2010.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

26. Income taxes (Continued)

The components of the deferred tax balances as of December 31, 2009 and 2010 are as follows:

	As of December 31,
	2009	2010
Deferred tax assets
Net operating loss carry forwards	$19,005	$16,278
Accrued liabilities and other expenses	9,369	12,120
Provision for doubtful debts	2,517	2,452
Property, plant and equipment	1,675	3,161
Unrealized losses on cash flow hedges, net	44,961	9,534
Unrealized losses on foreign currency balance, net	1,665	825
Share-based compensation	11,648	12,661
Retirement benefits	515	3,100
Deferred revenue	26,078	27,122
Others	7,744	11,298

Gross deferred tax assets	$125,177	$98,551
Less: Valuation allowance	(7,943)	(4,605)

Total deferred tax assets	$117,234	$93,946

Deferred tax liabilities
Intangible assets	$8,361	$7,176
Property, plant and equipment	5,260	4,656
Deferred cost	23,584	24,204
Others	2,235	4,268

Total deferred tax liabilities	$39,440	$40,304

Net deferred tax asset	$77,794	$53,642

Classified as
Deferred tax assets
Current	$45,929	$21,985
Non-current	$36,527	$35,099
Deferred tax liabilities
Current	$264	$489
Non-current	$4,398	$2,953

The change in the total valuation allowance for deferred tax assets as of December 31, 2008, 2009 and 2010 is as follows:

	As of December 31,
	2008	2009	2010
Opening valuation allowance	$6,772	$14,919	$7,943
Reduction during the year	(2,175)	(7,840)	(3,705)
Addition during the year	10,322	864	367

Closing valuation allowance	$14,919	$7,943	$4,605

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

26. Income taxes (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax asset governed by the tax code. Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

As of December 31, 2010, the deferred tax assets related to operating loss carryforwards amounted to $16,278. Operating losses of subsidiaries in Hungary and Brazil amounting to $17,722 can be carried forward for an indefinite period. The remaining tax loss carry forwards expire in the amounts shown below in the following years:

Year ending December 31,	US - Federal	Europe	Others
2013	$—	$3,716	$—
2015	—	—	432
2019	—	—	1,445
2023	5,092	—	—
2024	549	360	—
2025	314	1,084	—
2026	6,542	—	—
2027	5,423	—	—
2028	26,263	—	—
2029	25,188	—	—
2030	4,756	—	—

	$74,127	$5,160	$1,877

Of the total U.S.—Federal net operating loss carry forwards of approximately $74,127, $16,533 relates to excess tax deductions resulting from share-based compensation as of December 31, 2010.

As of December 31, 2010, the Company had additional U.S. state and local tax loss carryforwards amounting to $1,825 with varying expiration periods that begin to expire in 2015 through 2030.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $314,600 as of December 31, 2010. It is impracticable to determine the amount of taxes payable in the event of repatriation of these earnings. The Company plans to indefinitely reinvest these undistributed earnings of foreign subsidiaries or has the ability to repatriate in a tax-free manner, and accordingly, does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

26. Income taxes (Continued)

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, to December 31, for 2008, 2009 and 2010:

	Year ended December 31,
	2008	2009	2010
Opening balance at January 1	$11,898	$10,993	$13,195
Increase related to prior year tax positions, including recorded against goodwill	267	3,043	4,735
Decrease related to prior year tax positions	(4,743)	(2,736)	(788)
Increase related to current year tax positions	5,086	1,618	2,609
Effect of exchange rate changes	(1,515)	277	265
Closing balance at December 31	10,993	$13,195	$20,016

As of December 31, 2008, 2009 and 2010, the Company had unrecognized tax benefits amounting to $7,210, $13,019 and $19,860, respectively, which if recognized, would impact the effective tax rate.

As of December 31, 2008, 2009 and 2010, the Company has accrued approximately $1,651, $1,930 and $2,020, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2008, 2009 and 2010, the Company recognized approximately $273, $279 and $90, respectively, in interest expense. No penalties were accrued as of December 31, 2008, 2009 and 2010, as the Company believes that the tax positions taken have met the minimum statutory requirements to avoid payment of penalties.

For all the tax years that remain open to examinations by U.S. federal and various state, local, and non-U.S. tax authorities, the Company is unable to provide an estimate of the range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

With exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2007. The Company’s subsidiaries in India and China are open to examination by the relevant taxing authorities, respectively, for tax years beginning on April 1, 2007, and calendar year 2000. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

27. Segment reporting (Continued)

Based on an overall evaluation of all facts and circumstances and after combining operating segments with similar economic characteristics that comply with other aggregation criteria specified in the FASB guidance on Segment Reporting, the Company has determined that it operates as a single reportable segment.

Net revenues for different types of services provided are as follows:

	Year ended December 31,
	2008	2009	2010
Business Process Services	$832,975	$940,410	$1,083,691
Information Technology Services	207,872	179,661	175,272

Total net revenues	$1,040,847	$1,120,071	$1,258,963

Revenues from customers based on the industry serviced are as follows:

	Year ended December 31,
	2008	2009	2010
Banking, Financial Services and Insurance	$442,124	$488,095	$491,282
Manufacturing and Healthcare	434,707	442,610	496,169
Others	164,016	189,366	271,512

Total net revenues	$1,040,847	$1,120,071	$1,258,963

Net revenues from geographic areas based on location of service delivery units are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by Delivery Centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2008	2009	2010
India	$763,972	$807,469	$933,578
Asia, other than India	81,058	115,085	129,337
Americas	83,979	80,118	81,170
Europe	111,838	117,399	114,878

Total net revenues	$1,040,847	$1,120,071	$1,258,963

Property, plant and equipment, net by geographic areas are as follows:

	Year ended December 31,
	2009	2010
India	$129,773	$132,677
Asia, other than India	17,474	15,240
Americas	29,575	39,408
Europe	12,290	9,841

	$189,112	$197,166

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

27. Segment reporting (Continued)

GE comprised 47%, 40% and 38% of the consolidated total net revenue in 2008, 2009 and 2010, respectively. No other customer accounted for 10% or more of the consolidated total net revenue during these periods.

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

For the years ended December 31, 2008, 2009 and 2010, the Company recognized net revenues from GE of $490,153, $451,338 and $478,901, respectively, representing 47%, 40% and 38%, respectively, of the consolidated total net revenues. For the years ended December 31, 2008, 2009 and 2010, the Company recognized net revenues from its non-consolidating affiliates of $177, $0 and $0, respectively.

For the years ended December 31, 2008, 2009 and 2010, the Company recognized net revenues of $0, $0 and $330, respectively, from a customer in which one of the Company’s directors has a controlling interest.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the years ended December 31, 2008, 2009 and 2010, cost of revenue, net of recovery, included amounts of $4,171, $6,426 and $4,872, respectively, relating to services procured from GE. In addition, cost of revenue also includes a credit adjustment of $5,885 due to re-negotiation of certain service contracts. Cost of revenue from services also include training & recruitment cost of $0, $708, and $1,112 for the years ended December 31, 2008, 2009 and 2010, respectively, from its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

28. Related party transactions (Continued)

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the years ended December 31, 2008, 2009 and 2010, selling, general and administrative expenses, net of recovery, included amounts of $345, $545 and $586, respectively, relating to services procured from GE. For the years ended December 31, 2008, 2009 and 2010, selling, general, and administrative expenses also include training & recruitment cost and cost recovery, net, of ($369), ($539) and $346, respectively, from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the years ended December 31, 2008, 2009 and 2010, income from these services was ($5,419), ($3,233) and ($2,469), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the years ended December 31, 2008, 2009 and 2010, interest income earned on these deposits was $3,214, $1,996 and $118, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the years ended December 31, 2008, 2009 and 2010, interest expense relating to such related party debt amounted to $859, $423 and $327, respectively.

Sale of assets

During the year ended December 31, 2008, the Company sold a software asset for $1,200 to GE.

Investment in equity affiliate

During the years ended December 31, 2008, 2009 and 2010, the Company has made an investment of $1,789, $296 and $2,324, respectively, in its non-consolidating affiliates.

As of December 31, 2009 and 2010, the balance of investment in non-consolidating affiliates amounted to $588 and $1,913, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

28. Related party transactions (Continued)

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

On March 26, 2010, Genpact Limited and Servicios Internacionales de Atencion al Cliente S.A., purchased all the issued and outstanding shares of GE Money Servicing—Guatemala, S.A, (now, Genpact Servicing—Guatemala, S.A) from affiliates of GE for a cash purchase price of $35. The acquisition of GE Money Servicing—Guatemala, S.A, was accounted for as a business combination, in accordance with the acquisition method.

The balances receivable from and payable to related parties are summarized as follows:

	As of December 31,
	2009	2010
Due from related parties
Accounts receivable, net of allowance	$116,228	$131,271
Short term deposits	9,634	—
Prepaid expenses and other current assets	9	3

	$125,871	$131,274

Due to related parties
Current portion of capital lease obligations	$1,429	$1,188
Accrued expenses and other current liabilities	7,843	4,030
Capital lease obligations, less current portion	1,809	1,748
Other liabilities	10,474	10,683

	$21,555	$17,649

29. Commitments and contingencies

Capital commitments

As of December 31, 2009 and 2010, the Company has committed to spend $33,493 and $3,041, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding bank guarantees amounting to $1,242 and $2,456 as of December 31, 2009 and 2010, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

29. Commitments and contingencies (Continued)

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

30. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Total net revenues	$288,219	$307,627	$321,571	$341,546	$1,258,963
Gross profit	$111,534	$116,526	$116,738	$125,643	$470,441
Income from operations	$37,254	$38,295	$42,430	$59,885	$177,864
Income before share of equity in loss of affiliates and income tax expense	$37,793	$34,284	$49,153	$63,017	$184,247
Net Income	$30,243	$29,147	$41,559	$48,083	$149,031
Net income attributable to noncontrolling interest	$2,069	$1,300	$1,428	$2,053	$6,850
Net income attributable to Genpact Limited shareholders	$28,174	$27,847	$40,131	$46,029	$142,181
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.13	$0.13	$0.18	$0.21	$0.65
Diluted	$0.13	$0.12	$0.18	$0.20	$0.63
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	217,956,146	218,955,223	219,630,410	220,699,530	219,310,327
Diluted	223,972,059	224,947,174	224,831,250	225,603,632	224,838,529

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

30. Quarterly financial data (unaudited) (Continued)

	Three months ended				Year ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009
Total net revenues	$265,833	$272,851	$284,440	$296,947	$1,120,071
Gross profit	$102,114	$107,048	$117,445	$120,840	$447,447
Income from operations	$33,101	$37,849	$44,913	$46,317	$162,180
Income before share of equity in loss of affiliates and income tax expense	$36,978	$37,686	$42,642	$43,817	$161,124
Net Income	$31,876	$31,818	$34,586	$36,678	$134,958
Net income attributable to noncontrolling interest	$1,917	$2,131	$1,524	$2,084	$7,657
Net income attributable to Genpact Limited shareholders	$29,959	$29,687	$33,062	$34,594	$127,301
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.14	$0.14	$0.15	$0.16	$0.59
Diluted	$0.14	$0.14	$0.15	$0.16	$0.58
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	214,585,598	215,030,747	215,794,607	216,604,042	215,503,749
Diluted	217,242,725	218,644,090	221,799,597	222,578,760	220,066,345

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2011

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

Signature	Title	Date

/s/ PRAMOD BHASIN Pramod Bhasin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ MOHIT BHATIA Mohit Bhatia	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011

/s/ RAJAT KUMAR GUPTA Rajat Kumar Gupta	Director	March 1, 2011

/s/ JOHN BARTER John Barter	Director	March 1, 2011

/s/ STEVEN A. DENNING Steven A. Denning	Director	March 1, 2011

/s/ MARK F. DZIALGA Mark F. Dzialga	Director	March 1, 2011

/s/ DOUGLAS M. KADEN Douglas M. Kaden	Director	March 1, 2011

Signature	Title	Date

/s/ JAGDISH KHATTAR Jagdish Khattar	Director	March 1, 2011

/s/ JAMES C. MADDEN James C. Madden	Director	March 1, 2011

/s/ DENIS J. NAYDEN Denis J. Nayden	Director	March 1, 2011

/s/ ROBERT G. SCOTT Robert G. Scott	Director	March 1, 2011

/s/ A. MICHAEL SPENCE A. Michael Spence	Director	March 1, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

4.1	Form of specimen certificate for the Registrant’s common shares (incorporated by reference to Exhibit 4.1 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Form of Amended and Restated Shareholders’ Agreement by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.2	Master Services Agreement dated December 30, 2004 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.3	Master Services Agreement 1st Amendment dated January 1, 2005 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.4	Second Amendment dated December 16, 2005 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.5	Master Services Agreement Third Amendment dated September 6, 2006 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.6	Master Professional Services Agreement dated November 30, 2005 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wells Fargo & Company) (incorporated by reference to Exhibit 10.6 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.7	First Amendment to Master Professional Services Agreement dated August 26, 2006 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wells Fargo & Company) (incorporated by reference to Exhibit 10.7 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.8	Agreement dated November 30, 2005 among Genpact Global Holdings SICAR S.à.r.l., Macro*World Research Corporation and Wachovia Corporation (which was merged with Wells Fargo & Company) (incorporated by reference to Exhibit 10.8 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

Exhibit Number	Description
10.9	Amended and Restated Credit Agreement dated June 30, 2006 among Genpact International S.à.r.l., Genpact Global Holdings SICAR S.à.r.l., Bank of America Securities Asia Limited, Bank of America, N.A. and certain other parties (incorporated by reference to Exhibit 10.9 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.10	Gecis Global Holdings 2005 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.11	Genpact Global Holdings 2006 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.12	Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.14	Stock Option Agreement dated as of July 26, 2005 between Gecis Global Holdings SICAR S.à.r.l. and Pramod Bhasin (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.15	Employment Agreement dated as of July 26, 2005, with effect from January 1, 2005, by and among Gecis Global Holdings SICAR S.à.r.l., Gecis International S.à.r.l. and Pramod Bhasin (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.16	Employment Agreement dated as of September 21, 2005, with effect from February 7, 2005, by and among Gecis Global Holdings SICAR S.à.r.l., Gecis International S.à.r.l. and N.V. Tyagarajan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.17	Reorganization Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global (Lux) S.à.r.l., Genpact Global Holdings SICAR S.à.r.l. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.18	Fiduciary Share Exchange Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Sal Oppenheim Jr. & Cie. S.C.A. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.19	Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.20	Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).†

10.21	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1(File No. 333-142875) filed with the SEC on August 1, 2007).†

Exhibit Number	Description
10.22	Amended and Restated Employment Agreement dated as of December 24, 2007, with effect from January 1, 2005, by and between the Registrant and Pramod Bhasin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 27, 2007).†

10.23	Employment Agreement, with effect from October 1, 2007, by and between Genpact Romania SRL and Patrick Cogny (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 27, 2007).†

10.24	Master Services Agreement Fourth Amendment dated March 27, 2008 between Genpact International, Inc. and General Electric Company (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 31, 2008).

10.25	Amendment No. 1 to the Amended and Restated Shareholders’ Agreement dated March 27, 2008 by and among the Registrant, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 31, 2008).

10.26	U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on Schedule 14A with the SEC on April 3, 2008).†

10.27	Share Purchase Agreement dated August 14, 2008 by and among Genpact Limited, Genpact Luxembourg S.A.R.L., General Electric Capital Corporation (“GE Capital”) and GE Consumer Finance, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on November 13, 2008).

10.28	Employment Agreement by and between Genpact Onsite Services Inc. and Patrick Cogny dated October 21, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on October 24, 2008).†

10.29	Master Services Agreement Fifth Amendment dated November 24, 2009 between Genpact International, Inc. and General Electric Company (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).

10.30	Master Services Agreement Sixth Amendment dated January 20, 2010 between Genpact International, Inc. and General Electric Company (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).‡

10.31	Letter Agreement by and between Robert Pryor and Genpact US Holdings, Inc, dated December 31, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).†

10.32	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).†

10.33	Amended and Restated Employment Agreement with Pramod Bhasin, dated August 13, 2010, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 19, 2010).†

10.34	RSU Award Agreement with Pramod Bhasin, dated August 13, 2010, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 19, 2010).†

Exhibit Number	Description

18.1	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG.*

24.1	Powers of Attorney (included on the signature pages of this report).*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

‡	Confidential treatment has been requested for certain portions that are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2009 and December 31, 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-4