Form 10-Q
period 2011-03-31
Genpact LTD
filed 2011-05-10
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2011

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of May 5, 2011 was 221,149,954.

i

Item 1.	Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2010	As of March 31, 2011
Assets
Current assets
Cash and cash equivalents	4	$404,034	$351,766
Short term investments	5	76,985	129,484
Accounts receivable, net	6	174,654	173,292
Accounts receivable from related party, net	6, 18	131,271	134,722
Deferred tax assets	17	21,985	14,549
Due from related party	18	3	3
Prepaid expenses and other current assets		126,848	155,468

Total current assets		$935,780	$959,284
Property, plant and equipment, net	9	197,166	187,630
Deferred tax assets	17	35,099	37,651
Investment in equity affiliates	18	1,913	1,782
Customer-related intangible assets, net	10	33,296	30,298
Other intangible assets, net	10	51	627
Goodwill	10	570,153	578,040
Other assets		120,003	109,630

Total assets		$1,893,461	$1,904,942

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2010	As of March 31, 2011
Liabilities and equity
Current liabilities
Current portion of long-term debt		$24,950	$12,483
Current portion of capital lease obligations		702	631
Current portion of capital lease obligations payable to related party	18	1,188	1,196
Accounts payable		12,206	9,908
Income taxes payable	17	8,064	16,518
Deferred tax liabilities	17	489	3,932
Due to related party	18	4,030	2,954
Accrued expenses and other current liabilities		270,919	223,009

Total current liabilities		$322,548	$270,631
Capital lease obligations, less current portion		741	553
Capital lease obligations payable to related party, less current portion		1,748	1,535
Deferred tax liabilities	17	2,953	2,234
Due to related party	18	10,683	10,720
Other liabilities		73,546	72,171

Total liabilities		$412,219	$357,844

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 220,916,960 and 221,066,519 issued and outstanding as of December 31, 2010 and March 31, 2011, respectively		2,208	2,210
Additional paid-in capital		1,105,610	1,109,060
Retained earnings		421,092	457,211
Accumulated other comprehensive income (loss)		(50,238)	(24,344)

Genpact Limited shareholders’ equity		$1,478,672	$1,544,137
Noncontrolling interest		2,570	2,961

Total equity		$1,481,242	$1,547,098
Commitments and contingencies

Total liabilities and equity		$1,893,461	$1,904,942

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended March 31,
	Notes	2010	2011
Net revenues
Net revenues from services - related party	18	$113,338	$112,961
Net revenues from services - others		174,881	217,592

Total net revenues		288,219	330,553

Cost of revenue
Services	14, 18	176,685	214,487

Total cost of revenue		176,685	214,487

Gross profit		$111,534	$116,066
Operating expenses:
Selling, general and administrative expenses	15, 18	72,891	67,441
Amortization of acquired intangible assets	10	4,219	3,077
Other operating (income) expense, net	18	(2,830)	(956)

Income from operations		$37,254	$46,504
Foreign exchange (gains) losses, net		731	(1,567)
Other income (expense), net	16, 18	1,270	3,097

Income before share of equity in loss of affiliates and income tax expense		$37,793	$51,168
Equity in loss of affiliates		333	133

Income before income tax expense		$37,460	$51,035
Income tax expense	17	7,217	13,122

Net Income		$30,243	$37,913
Net income attributable to noncontrolling interest		2,069	1,794

Net income attributable to Genpact Limited shareholders		$28,174	$36,119

Net income available to Genpact Limited common shareholders	13	$28,174	$36,119
Earnings per common share attributable to Genpact Limited common shareholders	13
Basic		$0.13	$0.16
Diluted		$0.13	$0.16

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		217,956,146	221,008,760
Diluted		223,972,059	225,543,290

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2010	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747
Issuance of common shares on exercise of options (Note 12)	1,134,614	11	6,283	—	—	—	6,294
Issuance of common shares under the employee share purchase plan (Note 12)	10,427	—	142	—	—	—	142
Noncontrolling interest on business acquisition	—	—	—	—	—	502	502
Distribution to noncontrolling interest	—	—	—	—	—	(1,743)	(1,743)
Share-based compensation expense (Note 12)	—	—	4,486	—	—	—	4,486
Comprehensive income:
Net income	—	—	—	28,174	—	2,069	30,243
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	54,156	—	54,156
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	197	—	197
Currency translation adjustments	—	—	—	—	19,471	(125)	19,346
Comprehensive income (loss)							$103,942

Balance as of March 31, 2010	218,578,132	$2,185	$1,074,215	$307,085	$(73,169)	$3,054	$1,313,370

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of shares	Amount
Balance as of January 1, 2011	220,916,960	$2,208	$1,105,610	$421,092	$(50,238)	$2,570	$1,481,242
Issuance of common shares on exercise of options (Note 12)	75,491	1	625	—	—	—	626
Issuance of common shares under the employee share purchase plan (Note 12)	12,224	—	153	—	—	—	153
Net settlement on vesting of restricted share units (Note 12)	61,844	1	(393)	—	—	—	(392)
Distribution to noncontrolling interest	—	—	—	—	—	(1,497)	(1,497)
Share-based compensation expense (Note 12)	—	—	3,065	—	—	—	3,065
Comprehensive income:
Net income	—	—	—	36,119	—	1,794	37,913
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	18,297	—	18,297
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	4	—	4
Currency translation adjustments	—	—	—	—	7,593	94	7,687

Comprehensive income (loss)							$63,901

Balance as of March 31, 2011	221,066,519	$2,210	$1,109,060	$457,211	$(24,344)	$2,961	$1,547,098

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2011
Operating activities
Net income attributable to Genpact Limited shareholders	$28,174	$36,119
Net income attributable to noncontrolling interest	2,069	1,794

Net income	$30,243	$37,913

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	13,987	14,003
Amortization of debt issue costs	116	58
Amortization of acquired intangible assets	4,303	3,119
Provision (release) for doubtful receivables	(1,679)	871
Gain on business acquisition	(247)	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(2,495)	(1,020)
Equity in loss of affiliates	333	133
Share-based compensation expense	4,486	3,065
Deferred income taxes	(1,579)	(249)
Others, net	171	(48)
Change in operating assets and liabilities:
Increase in accounts receivable	(16,798)	(673)
Increase in other assets	(16,062)	(14,644)
Decrease in accounts payable	(1,080)	(1,340)
Decrease in accrued expenses and other current liabilities	(41,670)	(28,224)
Increase in income taxes payable	7,059	8,459
Increase (decrease) in other liabilities	851	(327)

Net cash provided by (used for) operating activities	$(20,061)	$21,096

Investing activities
Purchase of property, plant and equipment	(25,044)	(6,187)
Proceeds from sale of property, plant and equipment	132	219
Investment in affiliates	(2,000)	—
Purchase of short term investments	—	(129,473)
Proceeds from sale of short term investments	132,601	76,973
Redemption of short term deposits with related party	9,761	—
Payment for business acquisitions, net of cash acquired	(25,690)	(1,564)
Advance paid for business acquisition	(16,347)	—

Net cash provided by (used for) investing activities	$73,413	$(60,032)

Financing activities
Repayment of capital lease obligations	(588)	(681)
Repayment of long-term debt	(10,000)	(12,500)
Short-term borrowings, net	(184)	—
Proceeds from issuance of common shares under share based compensation plans	6,436	779
Distribution to noncontrolling interest	(1,743)	(1,497)

Net cash used for financing activities	$(6,079)	$(13,899)

Effect of exchange rate changes	4,900	567
Net increase (decrease) in cash and cash equivalents	47,273	(52,835)
Cash and cash equivalents at the beginning of the period	288,734	404,034

Cash and cash equivalents at the end of the period	$340,907	$351,766

Supplementary information
Cash paid during the period for interest	$481	$318
Cash paid during the period for income taxes	$11,139	$14,705
Property, plant and equipment acquired under capital lease obligation	$222	$207

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

(b) Secondary Offering

On March 24, 2010, the Company completed a secondary offering of its common shares by certain of its shareholders that was priced at $15 per share. The offering consisted of 38,640,000 common shares, which included the underwriters exercise of their option to purchase an additional 5,040,000 common shares from the Company’s shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering. The Company incurred expenses in connection with the secondary offering of approximately $591 included under other income (expense), net in the Consolidated Statements of Income for the year 2010. Upon the completion of the secondary offering, the General Electric Company’s (“GE”) shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s).

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and footnote disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(c) Business combinations, goodwill and other intangible assets

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

Intangible assets acquired individually or with a group of other assets or in a business combination are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	3-10 years
Marketing-related intangible assets	1-5 years
Contract-related intangible assets	1 year
Other intangible assets	3-8 years

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a related party, and short term investments are with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 43% and 44% of receivables as of December 31, 2010 and March 31, 2011, respectively. GE accounted for 39% and 34% of revenues for the three months ended March 31, 2010 and 2011, respectively.

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

The following recently released accounting standards have been adopted by the Company and certain disclosures in the consolidated financial statements and footnotes to the consolidated financial statements have been modified. Adoption of these standards did not impact the consolidated financial results as they are disclosure-only in nature:

•

In December 2010, FASB issued ASU 2010-29 which states that a public entity is required to disclose pro forma information for material business combinations (on an individual or aggregate basis) that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Effective January 1, 2011, the Company adopted ASU 2010-29.

•

In January, 2010, the FASB issued ASU 2010-06 which amends ASC 820, Fair Value Measurements and Disclosures. The ASU requires the reporting entities to make new disclosures about recurring and non recurring fair value measurements. This included disclosure regarding significant transfers into and out of Level 1 and Level 2 fair value measurements in the fair value hierarchy as well as the reasons for the transfer. The ASU also requires a separate disclosure for the purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB further clarified the existing fair-value measurement disclosure guidance about the level of disaggregation, requiring the entities to disclose the fair value measurements by ‘Class’ instead of ‘major category’, as well as requiring disclosure for the inputs, and valuation techniques used by the entities for the purpose of fair value measurement using significant observable inputs (Level 2) or significant unobservable inputs (Level 3). The provisions of the ASU 2010-06 were effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure for the purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements, which were effective for interim and annual reporting periods beginning after December 15, 2010. Effective January 1, 2010, the Company adopted ASU 2010-06.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

The following recently released accounting standards have been adopted by the Company without material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures:

•

In December 2010, FASB issued ASU 2010-28 which states that for an entity with reporting units having zero or negative carrying amounts, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Effective January 1, 2011, the Company has adopted ASU 2010-28. We do not expect a significant impact upon adoption of the provisions of FASB guidance on our consolidated financial statements.

•

In April 2010, FASB issued ASU 2010-13 which states that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability based only on this condition if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Effective January 1, 2011, the Company has adopted ASU 2010-13. We do not expect a significant impact upon adoption of the provisions of the FASB guidance on our consolidated financial statements.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

3. Business acquisitions

Akritiv Technologies, Inc.

On March 14, 2011, the Company acquired 100% of the outstanding equity interest in Akritiv Technologies, Inc., a Delaware corporation (“Akritiv”), for cash consideration of $1,564 and a contingent earn-out component (ranging from $0 to $3,500 based on EBIT levels generated in years ending March 2012, 2013 and 2014), which had an estimated fair value of $1,731 at the acquisition date. Acquisition-related costs incurred by the Company amounted to $30, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. Through this acquisition, the Company acquired proprietary technology platform and software as a service delivered solutions for functions such as credit and accounts receivable management. This will provide an end-to-end offering to clients for receiving and processing customer sales. Goodwill recorded in connection with the Akritiv acquisition amounted to $2,992.

The acquisition of Akritiv was accounted for as a business combination, in accordance with the acquisition method. The operations of Akritiv and the estimated fair market values of the assets and liabilities have been included in the Company’s consolidated financial statements from the date of acquisition of March 14, 2011.

The purchase price has been allocated based on management’s estimates of the fair values of the acquired assets and liabilities as follows:

Net assets and liabilities	$(166)
Other intangible assets (Technology related intangible assets)	600
Goodwill	2,992
Deferred tax liabilities, net	(131)

$3,295

The above acquired customer related intangible assets have estimated useful lives of 8 years.

4. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2010 and March 31, 2011 comprise:

	As of December 31, 2010	As of March 31, 2011
Deposits with banks	$208,072	$231,925
U.S. Treasury bills	91,490	5,000
Other cash and bank balances	104,472	114,841

Total	$404,034	$351,766

5. Short Term Investments

The components of the Company’s short term investments as of December 31, 2010 and March 31, 2011 are as follows:

	As of December 31, 2010
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$76,974	$11	$—	$76,985

Total	$76,974	$11	$—	$76,985

	As of March 31, 2011
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$129,469	$15	$—	$129,484

Total	$129,469	$15	$—	$129,484

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

6. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $308,851 and $311,668, and provision for doubtful receivables were $2,926 and $3,654, resulting in net accounts receivable balances of $305,925 and $308,014, as of December 31, 2010 and March 31, 2011, respectively. In addition, accounts receivable due after one year of $10,454 and $11,051 as of December 31, 2010 and March 31, 2011, respectively are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $131,959 and $135,647, and provision for doubtful receivables were $688 and $925, resulting in net accounts receivable balances of $131,271 and $134,722, as of December 31, 2010 and March 31 2011, respectively.

7. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and notes, and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and loans held for sale were determined using the following inputs as of December 31, 2010 and March 31, 2011:

	As of December 31, 2010
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$38,026	$—	$38,026	$—
Loans held for sale (Note a)	530	—	—	530
U.S. Treasury bills and notes (Note c)	168,475	168,475	—	—

Total	$207,031	$168,475	$38,026	$530

Liabilities
Derivative Instruments (Note b)	$64,363	$—	$64,363	$—

Total	$64,363	$—	$64,363	$—

	As of March 31, 2011
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$45,188	$—	$45,188	$—
Loans held for sale (Note a)	529	—	—	529
U.S. Treasury bills and notes (Note c)	134,484	134,484	—	—

Total	$180,201	$134,484	$45,188	$529

Liabilities
Derivative Instruments (Note b)	$46,244	$—	$46,244	$—

Total	$46,244	$—	$46,244	$—

(a)	Included in prepaid expenses and other current assets, and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities, and other liabilities in the consolidated balance sheets.
(c)	Included in either cash and cash equivalents or short term investment, depending on the maturity profile, in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Fair Value Measurements (Continued)

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Three months ended March 31,
	2010	2011
Opening balance, net	$552	$530
Impact of fair value included in earnings	—	—
Settlements	(4)	(1)

Closing balance, net	$548	$529

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

8. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks / financial institutions and the Company considers the risks of non-performance by the counterparties as not material. The forward foreign exchange contracts mature between zero and forty-eight months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2010	As of March 31, 2011	As of December 31, 2010	As of March 31, 2011
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,937,497	$1,898,400	$(19,405)	$5,874
United States Dollars (sell) Mexican Peso (buy)	14,400	12,000	510	926
United States Dollars (sell) Philippines Peso (buy)	51,950	47,150	2,210	2,308
Euro (sell) United States Dollars (buy)	61,426	68,212	953	(2,663)
Euro (sell) Hungarian Forints (buy)	13,408	15,643	341	1,104
Euro (sell) Romanian Leu (buy)	55,392	58,177	591	3,288
Japanese Yen (sell) Chinese Renminbi (buy)	66,970	67,945	(6,930)	(4,630)
Pound Sterling (sell) United States Dollars (buy)	71,463	79,447	1,680	(469)
Australian Dollars (sell) United States Dollars (buy)	58,577	61,850	(6,287)	(6,794)

			$(26,337)	$(1,056)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

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

The fair value of the derivative instruments and their location in the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2010	As of March 31, 2011	As of December 31, 2010	As of March 31, 2011
Assets
Prepaid expenses and other current assets	$10,186	$22,967	$1,202	$2,541
Other assets	$26,638	$19,680	$—	$—
Liabilities
Accrued expenses and other current liabilities	$44,577	$23,601	$58	$2,207
Other liabilities	$19,728	$20,436	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

Cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain (loss) on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is recognized in the consolidated statements of income. Gains (losses) on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings as incurred.

In connection with cash flow hedges, the Company has recorded as a component of accumulated other comprehensive income (loss) or OCI within equity a gain (loss) of ($18,235), and $62, net of taxes, as of December 31, 2010 and March 31, 2011, respectively.

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from accumulated OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from Accumulated OCI into Statement of Income (Effective Portion)		Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2010	2011		2010	2011		2010	2011
Forward foreign exchange contracts	$64,189	$10,060	Revenue	$(1,627)	$(1,452)	Foreign exchange (gains) losses, net	$—	$—
			Cost of revenue	(12,944)	(12,302)
			Selling, general and administrative expenses	(3,643)	(2,278)

	$64,189	$10,060		$(18,214)	$(16,032)		$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivatives	Amount of (Gain) Loss recognized in Income on Derivatives
		Three months ended March 31,
		2010	2011
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(8,813)	$389
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	(234)	—

		$(9,047)	$389

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.
(b)	These forward foreign exchange contracts were initially designated as cash flow hedges under FASB guidance on Derivatives and Hedging. The net (gains) losses amounts of ($234) and $0 for the three months ended March 31, 2010 and 2011 respectively, include the recognition of previously unrecognized losses for certain derivative contracts accounted for within accumulated other comprehensive income (loss). These losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. These amounts represent subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2010	As of March 31, 2011
Property, plant and equipment, gross	$440,570	$446,136
Less: Accumulated depreciation and amortization	(243,404)	(258,506)

Property, plant and equipment, net	$197,166	$187,630

Depreciation expense on property, plant and equipment for the three months ended March 31, 2010 and 2011 was $11,928 and $11,773, respectively. The amount of computer software amortization for the three months ended March 31, 2010 and 2011 was $3,317 and $3,192, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $1,258 and $962 for the three months ended March 31, 2010 and 2011, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2010 and three months ended March 31, 2011:

	As of December 31, 2010	As of March 31, 2011
Opening balance	$548,723	$570,153
Goodwill relating to acquisitions consummated during the period	16,251	2,992
Effect of exchange rate fluctuations	5,179	4,895

Closing balance	$570,153	$578,040

The total amount of goodwill deductible for tax purposes is $10,474 and $10,247 as of December 31, 2010 and March 31, 2011, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2010			As of March 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$222,285	$188,989	$33,296	$223,445	$193,147	$30,298
Marketing-related intangible assets	15,835	15,835	—	15,886	15,886	—
Contract-related intangible assets	1,423	1,423	—	1,428	1,428	—
Other intangible assets	318	267	51	929	302	627

	$239,861	$206,514	$33,347	$241,688	$210,763	$30,925

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

10. Goodwill and intangible assets (Continued)

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2010 and 2011 were $4,219 and $3,077, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the three months ended March 31, 2010 and 2011 was $84 and $42, respectively, and has been reported as a reduction of revenue. As of March 31, 2011, the unamortized value of the intangible asset was $195, which will be amortized in future periods and reported as a reduction of revenue.

11. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. In addition, in accordance with Mexican law, the Company provides termination benefits (the “Mexican Plan”) to all of its Mexican employees.

Net defined benefit plan costs for the three months ended March 31, 2010 and 2011 include the following components:

	Three months ended March 31,
	2010	2011
Service costs	$601	$693
Interest costs	236	334
Amortization of actuarial loss	88	137
Expected return on plan assets	(197)	(170)

Net Gratuity Plan costs	$728	$994

Defined contribution plans

During the three months ended March 31, 2010 and 2011, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2010	2011
India	$2,311	$3,320
U.S.	407	658
U.K.	206	207
Hungary	9	13
China	1,807	2,173
Mexico	12	11
South Africa	97	27
Morocco	31	36

Total	$4,880	$6,445

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

The share-based compensation costs relating to above plans during the three months ended March 31, 2010 and 2011, were $4,471 and $3,047, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to the assumptions used to estimate the fair value of options granted during the three months ended March 31, 2011.

A summary of the options granted during the three months ended March 31, 2011 is set out below:

	Three months ended March 31, 2011
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2011	15,989,356	$10.84	6.4	$—
Granted	—	—	—	—
Forfeited	(523,650)	15.10	—	—
Expired	(4,000)	15.18	—	—
Exercised	(75,491)	8.29	—	472

Outstanding as of March 31, 2011	15,386,215	$10.71	6.2	$68,664

Vested and exercisable as of March 31, 2011 and expected to vest thereafter (Note a)	14,507,279	$10.76	6.2	$64,166
Vested and exercisable as of March 31, 2011	8,462,911	$8.38	5.4	$55,579
Weighted average grant date fair value of grants during the period	$—

(a)	Options expected to vest reflect an estimated forfeiture rate.

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

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the three months ended March 31, 2011 is set out below:

	Three months ended March 31, 2011
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	23,653	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—

Outstanding as of March 31, 2011	—	$—

Restricted Share Units

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

A summary of RSUs granted during the three months ended March 31, 2011 is set out below:

	Three months ended March 31, 2011
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	1,016,000	$13.61
Granted	17,000	13.42
Vested and allotted*	(87,500)	8.27
Forfeited	(133,500)	12.64

Outstanding as of March 31, 2011	812,000	$14.34

Expected to vest	666,113

*	These RSUs have been net settled on vesting by issuing 61,844 shares (net of minimum withholding tax).

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Share-based compensation (Continued)

As of March 31, 2011, the total remaining unrecognized share-based compensation costs related to RSUs amounted to $7,815 which will be recognized over the weighted average remaining requisite vesting period of 3.30 years.

Performance Units

The Company also makes stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

The Company granted PUs, wherein each PU represents the right to receive a common share based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight line basis over the vesting term and for the awards with graded vesting, compensation expenses is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the three months ended March 31, 2011 is set out below:

	Three months ended March 31, 2011
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2011	895,333	$15.38	1,343,000
Granted	877,000	13.42	1,315,500
Vested and allotted	—	—	—
Forfeited	(19,000)	16.25	(28,500)

Outstanding as of March 31, 2011	1,753,333	$14.39	2,630,000

Performance units vested and expected to vest	1,687,047

As of March 31, 2011, the total remaining unrecognized share-based compensation costs related to PUs amounted to $21,658 which will be recognized over the weighted average remaining requisite vesting period of 2.17 years.

In the first quarter of 2011, the compensation committee of the board of directors of the Company modified the performance metrics for the performance grants made to employees in March 2010 from revenue and EBITDA growth to revenue and adjusted operating income growth.

	Original Performance Target		Modified Performance Target
Performance Level	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation growth
Outstanding	20.0%	20.0%	20.0%	20.0%
Threshold	15.0%	15.0%	15.0%	15.0%
Target	10.0%	10.0%	10.0%	10.0%

For the performance grant made to the CEO in August 2010, in addition to the modification made to the performance metrics from revenue and EBITDA growth to revenue and adjusted operating income growth, because the CEO’s award vests based on annual performance targets whereas the awards to the employees vest based on average performance over three years, revision has been made to the performance targets in order to make the performance targets consistent with performance grants made to employees in the first quarter of 2011.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Share-based compensation (Continued)

	Original Performance Target		Modified Performance Target
Performance Level	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation growth
Outstanding	20.0%	20.0%	17.0%	16.0%
Threshold	15.0%	15.0%	12.5%	12.5%
Target	10.0%	10.0%	8.0%	7.0%

As a result of the above mentioned modifications, 45 employees were affected and incremental compensation cost of $4.1 million is to be recognized over a period of 21.5 months starting from March 2011 to December 31, 2012. Out of the total incremental compensation cost, $2.9 million and $1.2 million is to be recognized over the years 2011 and 2012 respectively.

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

During the three months ended March 31, 2010 and 2011, common shares issued under ESPP were 10,427 and 12,224, respectively.

The ESPP was considered as non compensatory under the FASB guidance on Compensation-Stock Compensation until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expenses for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the three months ended March 31, 2010 and 2011 were $15 and $18, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 10,382,214 and 7,779,564 for the three months ended March 31, 2010 and 2011, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

13. Earnings per share (Continued)

	Three months ended March 31,
	2010	2011
Net income attributable to Genpact Limited common shareholders	$28,174	$36,119
Weighted average number of common shares used in computing basic earnings per common share	217,956,146	221,008,760
Dilutive effect of share based awards	6,015,913	4,534,530

Weighted average number of common shares used in computing dilutive earnings per common share	223,972,059	225,543,290

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.13	$0.16
Diluted	$0.13	$0.16

14. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2010	2011
Personnel expenses	$114,971	$143,741
Operational expenses	49,386	57,560
Depreciation and amortization	12,328	13,186

	$176,685	$214,487

15. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2010	2011
Personnel expenses	$51,319	$47,520
Operational expenses	18,656	18,142
Depreciation and amortization	2,916	1,779

	$72,891	$67,441

16. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended March 31,
	2010	2011
Interest income	$1,342	$3,558
Interest expense	(575)	(666)
Secondary offering expenses	(591)	—
Other income	1,094	205

Other income (expense), net	$1,270	$3,097

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

17. Income taxes

As of December 31, 2010, the Company had unrecognized tax benefits amounting to $20,016 including an amount of $19,860 that, if recognized would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2011 to March 31, 2011:

Opening balance at January 1, 2011	$20,016
Decrease related to prior year tax positions	(63)
Effect of exchange rate changes	51

Closing balance at March 31, 2011	$20,004

The unrecognized tax benefits as of March 31, 2011 include an amount of $19,842 that, if recognized, would impact the effective tax rate. As of December 31, 2010 and March 31, 2011, the Company has accrued approximately $2,020 and $2,040, respectively, in interest relating to unrecognized tax benefits.

18. Related party transactions

The Company has entered into related party transactions with GE and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein). The Company has also entered into related party transactions with its non-consolidating affiliates, a customer in which one of the Company’s directors has a controlling interest and a customer which has significant interest in the Company.

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

For the three months ended March 31, 2010 and 2011, the Company recognized net revenues from GE of $113,338 and $112,781, respectively, representing 39% and 34%, respectively, of the consolidated total net revenues.

For the three months ended March 31, 2010 and 2011, the Company recognized net revenues of $0 and $77, respectively, from a customer in which one of the Company’s directors has a controlling interest, and also the Company recognized net revenue of $0 and $103, respectively, from a customer which has significant interest in the Company.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the three months ended March 31, 2010 and 2011, cost of revenue, net of recovery, included amounts of $1,286 and $1,311, respectively, relating to services procured from GE. Cost of revenue from services also include training & recruitment cost of $343 and $233 for the three months ended March 31, 2010 and 2011, respectively, from its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

18. Related party transactions (Continued)

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the three months ended March 31, 2010 and 2011, selling, general and administrative expenses, net of recovery, included amounts of $202 and $182, respectively, relating to services procured from GE. For the three months ended March 31, 2010 and 2011, selling, general, and administrative expenses include training and recruitment cost and cost recovery, net, of $221 and ($18), respectively, in relation to cost recovery from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the three months ended March 31, 2010 and 2011, income from these services was ($785) and ($513), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the three months ended March 31, 2010 and 2011, interest income earned on these deposits was $94 and $0, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations and external commercial borrowings from GE. For the three months ended March 31, 2010 and 2011, interest expense relating to such related party debt amounted to $112 and $102, respectively.

Investment in equity affiliates

During the three months ended March 31, 2010 and 2011, the Company has made an investment of $2,000 and $0, respectively, in its non-consolidating affiliates.

19. Commitments and contingencies

Capital commitments

As of December 31, 2010 and March 31, 2011, the Company has committed to spend $3,041 and $3,327, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding Bank guarantees including letter of credits amounting to $12,745 and $10,525 as of December 31, 2010 and March 31, 2011, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

20. Subsequent Events

On April 5, 2011, the Company entered into a material definitive agreement to acquire Headstrong Corporation, a Delaware corporation (“Headstrong”) for cash consideration of $550,000, subject to adjustment based on net working capital. Headstrong is a global provider of comprehensive consulting and IT services with a specialized focus in capital markets and healthcare.

On May 3, 2011, the acquisition of Headstrong was consummated. The Company funded the consideration with the combination of existing cash and cash equivalents and borrowings under new senior secured credit facilities aggregating $380,000. The Credit Agreement provides for a $120.0 million term credit facility and a $260.0 million revolving credit facility. The Company has an option to increase the commitment under the Credit Agreement by up to an additional $100.0 million, subject to certain approvals and conditions as set forth in the Credit Agreement.

Borrowings under the Credit Agreement will be used (i) to finance in part the acquisition of Headstrong, including related transaction costs, and (ii) for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The Credit Agreement replaces the Company’s existing credit facility and has a term of four years.

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable margin equal to 1.65% per annum. The revolving credit commitments under the Credit Agreement are subject to a commitment fee equal to 0.70% on the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving and swing line loans and letter of credit obligations.

The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires the Company to maintain a certain consolidated interest coverage ratio and a consolidated leverage ratio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2-“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These forward-looking statements include, but are not limited to, statements relating to:

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

•

fluctuations in exchange rates between U.S. dollars, Euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines peso, Guatemala quetzal, Mexican peso, Moroccan dirham (DH), Polish zloty, Romanian leu, South African rand and Brazilian real;

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

As of March 31, 2011, we have approximately 45,500 employees with operations in thirteen countries. In the first quarter of 2011, we had net revenues of $330.6 million, of which 65.9% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed company. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., or GICo, an entity owned in equal portions by General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. Since the 2004 Reorganization, GE, through its affiliates, sold a portion of its equity in us pursuant to several separate transactions. As of March 31, 2011, GE, through its affiliates, owned 9.0% of our outstanding equity.

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

Secondary Offering

On March 24, 2010, we completed a secondary offering of our common shares, pursuant to which certain of our shareholders sold 38.64 million common shares at a price of $15 per share, which included the underwriters exercise of their option to purchase an additional 5.04 million common shares from selling shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred offering-related costs of approximately $0.6 million expensed and classified as other income (expense), net in the interim consolidated financial statements. Upon completion of the secondary offering, GE’s shareholding declined to 9.1% and it ceased to be a significant shareholder although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s).

Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities or other assets as consideration.

In January 2010, we finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois for cash consideration of $16.3 million. At the same time, we entered into a ten year master professional service agreement, or MPSA, with Walgreens. Pursuant to the terms of the MPSA, approximately 500 Walgreens accounting employees in Danville were transferred to Genpact in May 2010. This transaction was consummated in the second quarter of 2010 upon completion of certain closing conditions and has been accounted for as a business combination in accordance with the acquisition method.

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

In March 2011, we acquired Akritiv Technologies, Inc., or Akritiv, a leading provider of cloud-based order-to-cash (OTC) technology solutions with domain expertise in providing Software As A Service (SAAS) solutions for working capital optimization, for a cash consideration of $1.6 million and a contingent consideration with an estimated fair value of $1.7 million. The acquisition of Akritiv was accounted for as a business combination in accordance with the acquisition method.

In May 2011, we acquired Headstrong Corporation (“Headstrong”), a global provider of comprehensive consulting and IT services with a specialized focus in capital markets and healthcare, for cash consideration of $550 million.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2- “Summary of significant accounting policies” under Item 1-“Financial Statements” above and Part-II Item-7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table sets forth certain data from our income statement for the three months ended March 31, 2010 and 2011.

	Three months ended March 31,		% Change Increase/(Decrease)
	2010	2011	2011 Vs. 2010
	(dollars in millions)
Net revenues—GE	$113.3	$112.8	(0.5)%
Net revenues—Global Clients	174.9	217.8	24.5%

Total net revenues	288.2	330.6	14.7%

Cost of revenue	176.7	214.5	21.4%
Gross profit	111.5	116.1	4.1%
Gross profit Margin %	38.7%	35.1%
Operating expenses
Selling, general and administrative expenses	72.9	67.4	(7.5)%
Amortization of acquired intangible assets	4.2	3.1	(27.1)%
Other operating (income) expense, net	(2.8)	(1.0)	(66.2)%

Income from operations	37.3	46.5	24.8%
Income from operations % of Net revenues	12.9%	14.1%
Foreign exchange (gains) losses, net	0.7	(1.6)	314.4%
Other income (expense), net	1.3	3.1	143.9%

Income before share of equity in loss of affiliates and income tax expense	37.8	51.2	35.4%
Equity in loss of affiliates	0.3	0.1	(60.1)%

Income before income tax expense	37.5	51.0	36.2%
Income tax expense	7.2	13.1	81.8%

Net Income	30.2	37.9	25.4%
Net income attributable to noncontrolling interest	2.1	1.8	(13.3)%

Net income attributable to Genpact Limited shareholders	$28.2	$36.1	28.2%

Net income attributable to Genpact Limited shareholders % of Net revenues	9.8%	10.9%

“Net revenues-related party” disclosed in the Consolidated Statements of Income includes revenue earned from GE and its affiliates; a client in which one of our directors has a controlling interest; and a client which has a significant interest in the Company. The revenue earned from these clients is included in “Net revenues-Global Clients” in the table above.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net revenues. Our net revenues increased by $42.3 million, or 14.7%, in the first quarter of 2011 compared to the first quarter of 2010. Our growth in net revenues is primarily on account of growth in business process management services for Global Clients. In addition, growth in net revenues was also on account of the strengthening of the Australian dollar and the Japanese yen against the U.S. dollar, as a portion of our revenues are received in such currencies. Our average headcount increased by 11.9% to approximately 43,100 in the first quarter of 2011 from approximately 38,500 in the first quarter of 2010. Our revenue per employee increased to approximately $30.7 thousand in the first quarter of 2011 from approximately $29.9 thousand in the first quarter of 2010.

Revenues from business process management services increased to 87.2% of total net revenues in the first quarter of 2011 from 85.2% in the first quarter of 2010. Revenues from business process management grew 17.3% to $288.1 million in the first quarter of 2011 from $245.7 million in the first quarter of 2010, led by growth in revenues from Global Clients. Revenue from our information technology business decreased marginally by $0.1 million, or 0.2%, in the first quarter of 2011 compared to the first quarter of 2010, primarily due to information technology revenues generated by Global Clients, adjusted for dispositions by GE in 2010, declining from $20.5 million to $19.2 million as a result of volume and price reductions in our SAP offerings. This decrease in our information technology services revenue was offset by increased information technology services offerings to GE Corporate and Commercial Finance. As a percentage of net revenues, revenue from our information technology business declined to 12.8% in the first quarter of 2011 from 14.8% in the first quarter of 2010.

Net revenues from GE decreased marginally by $0.6 million, or 0.5%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2010, certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the first quarter of 2011 increased by 0.7% over the first quarter of 2010 after excluding such dispositions by GE in 2010. This increase was primarily driven by growth in information technology service offerings across GE businesses partially offset by deletions and price reductions in certain statements of work, or SOWs. As a result of the growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 39.3% in the first quarter of 2010 to 34.1% in the first quarter of 2011.

Net revenues from Global Clients increased by $42.9 million, or 24.5% compared to the first quarter of 2010. $17.7 million, or 41.2%, of the increase in net revenues from Global Clients was from clients in consumer product goods, retail, business services, pharmaceutical and healthcare industries. $13.4 million, or 31.2% of the increase in net revenues from Global Clients was from clients in banking, financial services and insurance industries. $2.7 million, or 6.2%, of the increase was from revenues generated by Symphony Marketing Solutions, Inc. (“Symphony”) acquired in the first quarter of 2010. $8.8 million or 20.5%, of the increase was from revenues from our master service agreement with Walgreens for which service delivery commenced in the second quarter of 2010. The remaining increase was driven by Global Clients in the manufacturing industry. This increase was after considering a decline in information technology services for Global Clients. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $1.3 million as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 60.7% in the first quarter of 2010 to 65.9% in the first quarter of 2011.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Three Months Ended March 31,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$115.0	$143.7	25.0%
Operational expenses	49.4	57.6	16.6
Depreciation and amortization	12.3	13.2	7.0

Cost of revenue	$176.7	$214.5	21.4%

Cost of revenue as a % of total net revenues	61.3%	64.9%

Cost of revenue increased by $37.8 million, or 21.4%. This increase in cost of revenue is primarily due to higher personnel and operational expenses on account of increased headcount and infrastructure costs. The increase also relates to the general growth of our business, cost of headcount and facilities acquired due to the acquisition of Symphony in the first quarter of 2010 and another business comprising of facility and staff acquired in Danville, Illinois in the second quarter of 2010.

$8.2 million, or 21.8% of the increase in cost of revenue relates to acquisitions as mentioned above. $7.7 million, or 20.5% of the increase in cost of revenue relates to higher facility/infrastructure related expenses and communication charges. The remaining increase in cost of revenue was due to an increase in personnel expenses on account of increased headcount, wage inflation and higher allocation to cost of revenue due to growth in the number of operations personnel compared to a decline in the number of support personnel. As a result, our cost of revenue as a percentage of net revenues increased from 61.3% in the first quarter of 2010 to 64.9% in the first quarter of 2011.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $28.7 million, or 25.0%. This increase in absolute amount was primarily due to the hiring of new resources to manage growth including employees added pursuant to the acquisitions as mentioned above. This increase also reflects overall wage inflation and higher onsite resources which are more expensive than offshore resources. In addition, our re-engineering, analytics and risk consulting business, which has higher compensation and benefit costs, increased faster than our overall business. Our average operational headcount increased by approximately 6,500 employees, or 20.5% in the first quarter of 2011 in comparison to the first quarter of 2010. As a result, our personnel expenses as a percentage of net revenues increased from 39.9% in the first quarter of 2010 to 43.5% in the first quarter of 2011.

Operational expenses increased by $8.2 million, or 16.6%. The increased operational expenses in the first quarter of 2011 resulted from higher infrastructure costs compared to the first quarter of 2010, due to a one time benefit we received in the first quarter of 2010 on renegotiation of certain contracts related to facilities in India and expansion of infrastructure and IT related facilities over the last twelve months in India. The increase also resulted from increased communication cost and business related travel cost including the cost relating to acquisitions as mentioned above, partially offset by a decline in consultancy charges recoverable from clients. As a result, the operational expenses as a percentage of net revenues increased from 17.1% in the first quarter of 2010 to 17.4% in the first quarter of 2011.

Depreciation and amortization expenses increased by $0.9 million, or 7.0%. The increase was largely due to acquisitions as mentioned above, contributing 57.4% of the increase in depreciation and amortization expenses. The remaining increase was on account of expansion of existing Delivery Centers, infrastructure and IT related facilities in India and the Philippines to support growth. As a percentage of net revenues, depreciation and amortization expenses declined to 4.0% in the first quarter of 2011 from 4.3% in the first quarter of 2010.

As a result of the foregoing, our gross profit increased by $4.5 million, or 4.1%, and our gross margin decreased from 38.7% in the first quarter of 2010 to 35.1% in the first quarter of 2011.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Three Months Ended March 31,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$51.3	$47.5	(7.4)%
Operational expenses	18.7	18.1	(2.8)
Depreciation and amortization	2.9	1.8	(39.0)

Selling, general and administrative expenses	$72.9	$67.4	(7.5)%

SG&A expenses as a % of total net revenues	25.3%	20.4%

Selling, general and administrative expenses, or SG&A expenses, decreased by $5.5 million, or 7.5%. This was primarily due to a decline in personnel expenses, cost reduction measures such as restriction on travel, recruitment, thereby more effective utilization and deployment of support personnel. Our average support headcount decreased by 1,900 employees in the first quarter of 2011 in comparison to the first quarter of 2010. As a result, as a percentage of net revenues, SG&A expenses decreased from 25.3% in the first quarter of 2010 to 20.4% in the first quarter of 2011.

Personnel expenses decreased by $3.8 million, or 7.4%. The decrease in personnel expenses is primarily due to the reduction in support personnel. The decrease in personnel expenses is also on account of a reduction in share based compensation from $3.9 million in the first quarter of 2010 to $2.3 million in the first quarter of 2011 due to higher forfeiture on account of exceptional events in the first quarter of 2011. This decrease has been partially offset by general wage inflation and increased cost as a result of acquisitions as described above. As a percentage of net revenues, personnel expenses decreased from 17.8% in the first quarter of 2010 to 14.4% in the first quarter of 2011.

The operational expenses component of SG&A expenses decreased by $0.5 million, or 2.8%. $2.8 million of the decrease in operational expenses is attributable to cost rationalization measures in overheads such as facility expenses, travel and living and consultancy charges, and decline in the number of support personnel compared to growth in operations personnel in the first quarter of 2011 resulting in reduced allocation to SG&A expenses. This decrease was partially offset by a $2.5 million increase due to reserve for doubtful debts in the first quarter of 2011 and collection of old doubtful receivables in the first quarter of 2010. As a result, operational expenses as a percentage of net revenues decreased from [6.5]% in the first quarter of 2010 to [5.5]% in the first quarter of 2011.

Depreciation and amortization expenses as a component of SG&A expenses decreased by $1.1 million to $1.8 million in the first quarter of 2011. This decrease in depreciation and amortization expenses is due to a decline in the number of support personnel forming part of SG&A expenses compared to growth in operations personnel forming part of cost of revenue in the first quarter of 2011, and consequent reduced allocation to SG&A expenses.

Amortization of acquired intangibles. In the first quarter of 2010 and 2011, we continued to incur non-cash charges of $4.2 million and $3.1 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net. Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, decreased to $1.0 million in the first quarter of 2011 compared to $2.8 million in the first quarter of 2010 mainly due to reversal of the provision of $1.3 million in the first quarter of 2010 for employee related statutory liabilities in one of our subsidiaries. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $9.3 million to $46.5 million in the first quarter of 2011. As a percentage of net revenues, income from operations increased from 12.9% in the first quarter of 2010 to 14.1% in the first quarter of 2011.

Foreign exchange (gains) losses, net. We recorded a foreign exchange gain of $1.6 million in the first quarter of 2011, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from movements in the Indian rupee and U.S. dollar exchange rates in the first quarter of 2011 compared to a foreign exchange loss of $0.7 million in the first quarter of 2010, which also included the impact of the discontinuance of certain cash flow hedges in the first quarter of 2010.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three months ended March 31,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
Interest income	$1.3	$3.6	165.1%
Interest expense	(0.6)	(0.7)	15.8
Secondary offering expenses	(0.6)	—	(100.0)
Other income	1.1	0.2	(81.3)

Other income (expense), net	$1.3	$3.1	143.8%

Other income (expense), net as a % of total net revenues	0.4%	0.9%

We recorded other income including interest income, net of interest expense, of $3.1 million in the first quarter of 2011 compared to $1.3 million in the first quarter of 2010. The change was driven by an increase in interest income due to increased investment in higher interest bearing bank deposits in the first quarter of 2011 compared to the first quarter of 2010 and interest income on an income tax refund received in the first quarter of 2011.

Income before share of equity in loss of affiliates and income tax expense. As a result of the foregoing factors, income before share of equity in loss of affiliates and income tax expense increased by $13.4 million. As a percentage of net revenues, income before share of equity in loss of affiliates and income tax expense increased from 13.1% in the first quarter of 2010 to 15.5% in the first quarter of 2011.

Equity in loss of affiliates. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia, and High Performance Partners.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $13.6 million. As a percentage of net revenues, income before income tax expense increased from 13.0% of net revenues in the first quarter of 2010 to 15.4% of net revenues in the first quarter of 2011.

Income tax expense. Our income tax expense increased from $7.2 million in the first quarter of 2010 to $13.1 million in the first quarter of 2011. This increase is primarily driven by the complete sunset of the India tax holiday under the STPI regime for remaining exempt locations effective March 31, 2011 and also due to certain period items booked in the first quarter of 2011.

Net income. As a result of the foregoing factors, net income increased by $7.7 million from $30.2 million in the first quarter of 2010 to $37.9 million in the first quarter of 2011. As a percentage of net revenues, our net income was 10.5% in the first quarter of 2010 and 11.5% in the first quarter of 2011.

Net income attributable to noncontrolling interest. The noncontrolling interest is primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $2.1 million in the first quarter of 2010 to $1.8 million in first quarter of 2011. The decline is primarily due to volume and price reductions in our SAP offerings.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $7.9 million from $28.2 million in the first quarter of 2010 to $36.1 million in the first quarter of 2011. As a percentage of net revenues, our net income was 9.8% in the first quarter of 2010 and 10.9% in the first quarter of 2011.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2010 and March 31, 2011 is presented below:

	As of December 31, 2010	As of March 31, 2011	% Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$404.0	$351.8	(12.9)%
Short-term investment	77.0	129.5	68.2
Long-term debt due within one year	25.0	12.5	(50.0)
Genpact Limited shareholders’ equity	$1,478.7	$1,544.1	4.4%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities and credit facilities.

Our cash and cash equivalents were $351.8 million as of March 31, 2011 compared to $404.0 million as of December 31, 2010. Our cash and cash equivalents as of March 31, 2011 were comprised of (a) $114.8 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $231.9 million in term deposits with banks to be used for medium term planned expenditure and capital requirements, and (c) $5.0 million in U.S. Treasury bills with an original maturity of less than three months.

In addition, we held $129.5 million in U.S. Treasury bills as of March 31, 2011, to be used for longer term capital requirement and acquisitions, compared to $77.0 million of U.S. Treasury bills as of December 31, 2010.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,		% Change Increase/(Decrease)
	2010	2011
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$(20.1)	$21.1	205.2%
Investing activities	73.4	(60.0)	(181.8)
Financing activities	(6.1)	(13.9)	(128.6)

Net increase (decrease) in cash and cash equivalents	$47.3	$(52.8)	(211.8)%

Cash flows from operating activities. Our net cash generated from operating activities was $21.1 million in the first quarter of 2011 compared to net cash used for operating activities of $20.1 million in the first quarter of 2010. Our net income adjusted for amortization and depreciation and other non-cash items increased by $10.2 million. In addition, the increase was on account of reduction in accounts receivable and other assets by $17.5 million primarily due to improved receivables management coupled with lower deterioration of DSO in the first quarter of 2011 in comparison to the first quarter of 2010, and an increase in accrued expenses and income taxes payable by $14.8 million.

Cash flows from investing activities. Our net cash used in investing activities was $60.0 million in the first quarter of 2011 compared to $73.4 million of net cash provided by investing activities in the first quarter of 2010 primarily due to reasons explained in this paragraph below. We paid $52.5 million for the purchase of U.S. Treasury bills, net of sales realization, during the first quarter of 2011, compared to net realization of $132.6 million from sale of U.S. Treasury bills and $9.8 million from redemption of deposits with GE India during the first quarter of 2010. In addition, we paid $6.2 million in the first quarter of 2011 for purchases of property, plant and equipment compared to $25.0 million in the first quarter of 2010. Further, during the first quarter of 2011 we paid $1.6 million for the acquisition of Akritiv compared to $42.0 million paid for business acquisitions, net of cash acquired, including $16.3 million as an advance in the first quarter of 2010.

Cash flows from financing activities. Our net cash used for financing activities was $13.9 million in the first quarter of 2011, compared to $6.1 million in the first quarter of 2010. We repaid $12.5 million of our long term debt as part of our scheduled repayments under our credit agreement compared to repayment of $10.0 million of long term debt and $0.2 million of our short-term borrowings in the first quarter of 2010. In addition, we paid the noncontrolling partners of ICE $1.5 million in the three months ended March 31, 2011 compared to $1.7 million in the three months ended March 31, 2010. We received $0.8 million as proceeds from the issuance of common shares on exercise of employee stock options in the three months ended March 31, 2011 compared to $6.4 million in the three months ended March 31, 2010.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $12.5 million as of March 31, 2011 compared to $25.0 million as of December 31, 2010. The decrease in long-term debt is due to repayment as per the repayment schedule in accordance with the terms of the loan agreement. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was consistent at 1.0% for the three months ended March 31, 2010 and 2011.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of March 31, 2011, short-term credit facilities available to the Company aggregated $145.0 million, which are under the same agreement as our long-term debt facility, out of this, a total of $7.4 million was utilized, which represented non-funded drawdown, and $17.6 million as fund-based and non-fund-based credit facilities with banks, out of which, a total of $3.1 million was utilized, which represented non-funded drawdown.

On April 29, 2011, we terminated our existing credit agreement. On May 3, 2011, we entered in a new credit agreement of $380.0 million consisting of $120.0 million term loan and $260.0 million revolver. Borrowings under the credit agreement bear interest at a rate equal to LIBOR plus an applicable margin equal to 1.65% per annum. The revolving credit commitments under the credit agreement are subject to a commitment fee equal to 0.70% on the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving and swing line loans and letter of credit obligations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2011:

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt	$12.5	$—	$—	$—	$12.5
Capital leases	1.8	2.0	0.1	—	3.9
Operating leases	24.7	44.5	27.0	31.7	127.9
Purchase obligations	7.6	—	—	—	7.6
Capital commitments net of advances	3.3	—	—	—	3.3
Other long-term liabilities (1)	40.7	33.1	2.2	—	76.0

Total contractual cash obligations	$90.7	$79.5	$29.3	$31.7	$231.2

(1)	Excludes $20.0 million related to uncertain tax positions. For such amount, the extent of the amount and timing of payment or cash settlement is not reliably estimable or determinable, at present.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2 - “Recently adopted accounting pronouncements” under Item 1 - “Financial Statements” above and Part-II Item-7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $117.5 million of the net proceeds from our initial public offering partially to repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness.

We paid $16.3 million in January 2010 for the arrangement with Walgreens, acquired Symphony for $29.3 million in February 2010 and acquired Akritiv for a cash consideration of $1.6 million in March 2011. The remaining proceeds are invested in short-term deposit accounts and U.S. Treasury bills. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Agreement and Plan of Merger dated April 5, 2011 among Genpact International, Inc., Hawk International Corporation, Headstrong Corporation, WCAS Hawk Corp. and the Registrant.*

10.2	Credit Agreement dated May 3, 2011 by and among the Registrant, Genpact International, Inc., Hawk International Corporation, Bank of America, N.A., as administrative agent and collateral agent, and Bank of America, N.A., Citigroup Global Markets Asia Limited, JPMorgan Chase Bank, N.A., Hong Kong Branch and UBS AG Hong Kong Branch as mandated lead arrangers and bookrunners and the other lenders party thereto.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2010 and March 31, 2011, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the three months ended March 31, 2010 and March 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2011, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011

GENPACT LIMITED

By:	/S/ PRAMOD BHASIN
Pramod Bhasin
Chief Executive Officer

/S/ MOHIT BHATIA
Mohit Bhatia
Chief Financial Officer

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Agreement and Plan of Merger dated April 5, 2011 among Genpact International, Inc., Hawk International Corporation, Headstrong Corporation, WCAS Hawk Corp. and the Registrant.*

10.2	Credit Agreement dated May 3, 2011 by and among the Registrant, Genpact International, Inc., Hawk International Corporation, Bank of America, N.A., as administrative agent and collateral agent, and Bank of America, N.A., Citigroup Global Markets Asia Limited, JPMorgan Chase Bank, N.A., Hong Kong Branch and UBS AG Hong Kong Branch as mandated lead arrangers and bookrunners and the other lenders party thereto.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2010 and March 31, 2011, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the three months ended March 31, 2010 and March 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2011, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.