Form 10-Q
period 2011-06-30
Genpact LTD
filed 2011-08-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2011

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of July 29, 2011 was 221,694,444.

i

Item 1.Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2010	June 30, 2011
Assets
Current assets
Cash and cash equivalents	4	$404,034	$336,402
Short term investments	5	76,985	—
Accounts receivable, net	6	174,654	246,911
Accounts receivable from related party, net	6, 21	131,271	141,715
Deferred tax assets	20	21,985	20,091
Due from related party	21	3	4,024
Prepaid expenses and other current assets		126,848	186,676

Total current assets		$935,780	$935,819

Property, plant and equipment, net	9	197,166	193,795
Deferred tax assets	20	35,099	51,474
Investment in equity affiliates	21	1,913	1,652
Customer-related intangible assets, net	10	33,296	94,258
Marketing-related intangible assets, net	10	—	21,457
Other intangible assets, net	10	51	1,311
Goodwill	10	570,153	974,991
Other assets		120,003	128,616

Total assets		$1,893,461	$2,403,373

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

		As of December 31,	As of June 30,
	Notes	2010	2011
Liabilities and equity
Current liabilities
Short-term borrowings	14	$—	$252,000
Current portion of long-term debt	15	24,950	28,842
Current portion of capital lease obligations		702	1,124
Current portion of capital lease obligations payable to related party	21	1,188	1,071
Accounts payable		12,206	9,807
Income taxes payable	20	8,064	35,069
Deferred tax liabilities	20	489	14,248
Due to related party	21	4,030	3,102
Accrued expenses and other current liabilities		270,919	247,888

Total current liabilities		$322,548	$593,151
Long-term debt, less current portion	15	—	88,459
Capital lease obligations, less current portion		741	754
Capital lease obligations payable to related party, less current portion		1,748	1,224
Deferred tax liabilities	20	2,953	1,796
Due to related party	21	10,683	14,851
Other liabilities		73,546	73,040

Total liabilities		$412,219	$773,275

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 220,916,960 and 221,557,465 issued and outstanding as of December 31, 2010 and June 30, 2011, respectively		2,208	2,214
Additional paid-in capital		1,105,610	1,120,153
Retained earnings		421,092	496,221
Accumulated other comprehensive income (loss)		(50,238)	8,407

Genpact Limited shareholders’ equity		$1,478,672	$1,626,995
Noncontrolling interest		2,570	3,103

Total equity		$1,481,242	$1,630,098
Commitments and contingencies

Total liabilities and equity		$1,893,461	$2,403,373

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended June 30,		Six months ended June 30,
	Notes	2010	2011	2010	2011
Net revenues
Net revenues from services - related party	21	$117,914	$122,783	$231,252	$235,744
Net revenues from services - others		189,713	274,840	364,594	492,432

Total net revenues		307,627	397,623	595,846	728,176

Cost of revenue
Services	16, 21	191,101	254,030	367,786	468,517

Total cost of revenue		191,101	254,030	367,786	468,517

Gross profit		$116,526	$143,593	$228,060	$259,659
Operating expenses:
Selling, general and administrative expenses	17, 21	75,277	86,724	148,168	154,165
Amortization of acquired intangible assets	10	4,065	5,140	8,284	8,217
Other operating (income) expense, net	18, 21	(1,111)	665	(3,941)	(291)

Income from operations		$38,295	$51,064	$75,549	$97,568
Foreign exchange (gains) losses, net		4,855	(1,130)	5,586	(2,697)
Other income (expense), net	19, 21	844	3,026	2,114	6,124

Income before share of equity in loss of affiliates and income tax expense		$34,284	$55,220	$72,077	$106,389
Equity in loss of affiliates		272	134	605	267

Income before income tax expense		$34,012	$55,086	$71,472	$106,122
Income tax expense	20	4,865	14,357	12,082	27,479

Net Income		$29,147	$40,729	$59,390	$78,643
Net income attributable to noncontrolling interest		1,300	1,720	3,369	3,514

Net income attributable to Genpact Limited shareholders		$27,847	$39,009	$56,021	$75,129

Net income available to Genpact Limited common shareholders	13	$27,847	$39,009	$56,021	$75,129
Earnings per common share attributable to Genpact Limited common shareholders	13
Basic		$0.13	$0.18	$0.26	$0.34
Diluted		$0.12	$0.17	$0.25	$0.33

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		218,955,223	221,297,842	218,455,684	221,153,301
Diluted		224,947,174	226,146,388	224,459,617	225,844,839

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2010	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747
Issuance of common shares on exercise of options (Note 12)	1,867,490	19	11,443	—	—	—	11,462
Issuance of common shares under the employee share purchase plan (Note 12)	20,648	—	297	—	—	—	297
Noncontrolling interest on business acquisition	—	—	—	—	—	502	502
Distribution to noncontrolling interest	—	—	—	—	—	(3,488)	(3,488)
Stock-based compensation expense (Note 12)	—	—	10,285	—	—	—	10,285
Comprehensive income:
Net income	—	—	—	56,021	—	3,369	59,390
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	10,618	—	10,618
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	210	—	210
Currency translation adjustments	—	—	—	—	(4,864)	(377)	(5,241)
Comprehensive income (loss)							$64,977

Balance as of June 30, 2010	219,321,229	$2,193	$1,085,329	$334,932	$(141,029)	$2,357	$1,283,782

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of shares	Amount
Balance as of January 1, 2011	220,916,960	$2,208	$1,105,610	$421,092	$(50,238)	$2,570	$1,481,242
Issuance of common shares on exercise of options (Note 12)	529,426	5	5,667	—	—	—	5,672
Issuance of common shares under the employee share purchase plan (Note 12)	23,579	—	318	—	—	—	318
Issuance of common shares on vesting of restricted share units (Note 12)	87,500	1	(1)	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	(3,196)	(3,196)
Stock-based compensation expense (Note 12)	—	—	8,559	—	—	—	8,559
Comprehensive income:
Net income	—	—	—	75,129	—	3,514	78,643
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	37,601	—	37,601
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	(11)	—	(11)
Currency translation adjustments	—	—	—	—	21,055	215	21,270

Comprehensive income (loss)							$137,503

Balance as of June 30, 2011	221,557,465	$2,214	$1,120,153	$496,221	$8,407	$3,103	$1,630,098

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2010	2011
Operating activities
Net income attributable to Genpact Limited shareholders	$56,021	$75,129
Net income attributable to noncontrolling interest	3,369	3,514

Net income	$59,390	$78,643

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	28,760	29,005
Amortization of debt issue costs	219	554
Amortization of acquired intangible assets	8,449	8,300
Provision (release) for doubtful receivables	(1,711)	1,853
Gain on business acquisition	(247)	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	1,871	(45)
Equity in loss of affiliates	605	267
Stock-based compensation expense	10,285	8,559
Deferred income taxes	(5,315)	(2,579)
Others, net	168	1,400
Change in operating assets and liabilities:
Increase in accounts receivable	(35,291)	(24,647)
Increase in other assets	(28,693)	(33,122)
Decrease in accounts payable	(2,102)	(2,374)
Decrease in accrued expenses and other current liabilities	(43,876)	(13,506)
Increase in income taxes payable	15,188	24,092
Increase in other liabilities	2,262	5,632

Net cash provided by operating activities	$9,962	$82,032

Investing activities
Purchase of property, plant and equipment	(36,909)	(12,106)
Proceeds from sale of property, plant and equipment	590	479
Investment in affiliates	(2,324)	—
Purchase of short term investments	(42,997)	(129,458)
Proceeds from sale of short term investments	132,601	206,443
Short term deposits placed with related party	(6,507)	—
Redemption of short term deposits with related party	16,269	—
Payment for business acquisitions, net of cash acquired	(42,575)	(561,075)

Net cash provided by (used for) investing activities	$18,148	$(495,717)

Financing activities
Repayment of capital lease obligations	(2,697)	(1,500)
Proceeds from long-term debt	—	120,000
Repayment of long-term debt	(20,000)	(25,000)
Short-term borrowings, net	(184)	252,000
Proceeds from issuance of common shares under stock based compensation plans	11,759	5,989
Direct cost incurred in relation to Debt	—	(8,315)
Distribution to noncontrolling interest	(3,488)	(3,196)

Net cash provided by (used for) financing activities	$(14,610)	$339,978

Effect of exchange rate changes	6,522	6,075
Net increase (decrease) in cash and cash equivalents	13,500	(73,707)
Cash and cash equivalents at the beginning of the period	288,734	404,034

Cash and cash equivalents at the end of the period	$308,756	$336,402

Supplementary information
Cash paid during the period for interest	$927	$1,509
Cash paid during the period for income taxes	$19,583	$23,498
Property, plant and equipment acquired under capital lease obligation	$711	$758

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1. Organization

(a) Nature of Operations

The Company is a global leader in business process and technology management. The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services, business consulting, domain consulting and IT infrastructure services. The Company delivers services from a global network of approximately 45 locations in fourteen countries. The Company’s service delivery locations, referred to as Delivery Centers, are in India, the United States (“U.S.”), China, Mexico, Romania, The Netherlands, Hungary, The Philippines, Spain, Poland, Guatemala, South Africa, Japan and Morocco.

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

The accompanying unaudited interim consolidated financial statements have been prepared on a consolidated basis and reflect the financial statements of Genpact Limited and all of its subsidiaries that are more than 50% owned and controlled, and variable interest entities in which we are the primary beneficiary. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting. All inter-company transactions and balances are eliminated in consolidation.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the carrying amount of property, plant and equipment, intangibles and goodwill, the provision for doubtful receivables and the valuation allowance for deferred tax assets, the valuation of derivative financial instruments, the measurements of stock-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the consolidated financial statements.

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

Intangible assets acquired individually or with a group of other assets or in a business combination are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	1-11 years
Marketing-related intangible assets	1-10 years
Contract-related intangible assets	1 year
Other intangible assets	3-8 years

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

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a related party, and short term investments are with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 43% and 36% of receivables as of December 31, 2010 and June 30, 2011, respectively. GE accounted for 39% and 32% of revenues for the six months ended June 30, 2010 and 2011, respectively, and for 38% and 31% of revenues for the three months ended June 30, 2010 and 2011, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

3. Business acquisitions

(a) Headstrong Corporation

On May 3, 2011, the Company acquired 100% of the outstanding common shares of Headstrong Corporation, a Delaware corporation (“Headstrong”), for $550,000 in cash subject to adjustment based on closing date net working capital, funded indebtedness, seller expenses and amount of cash and cash equivalents. The total preliminary estimated purchase price of the acquisition, net of $25,845 of cash acquired and including $19,205 seller expense liability assumed, is $558,455. There are no contingent consideration arrangements in connection with the acquisition. As per the terms of the acquisition agreement with sellers, the preliminary estimated purchase consideration is comprised of the following:

Enterprise value	$550,000
Estimated net working capital adjustment	8,455

Cash and cash equivalents	25,845

Funded indebtedness	—
Seller expenses liability	(19,205)

Total preliminary estimated purchase price	$565,095

As of the date of the financial statements, the purchase consideration for the acquisition is pending finalization for closing working capital adjustment and seller expenses. The total amount paid by the Company, net of $25,845 of cash acquired, as on the balance sheet date is $559,512 (including $19,205 of seller expenses). As a result, an amount of $1,057 representing excess of cash paid over preliminary estimated purchase consideration has been accounted for as an amount recoverable from sellers and has been disclosed under “other current assets” in the Consolidated Balance Sheet.

Headstrong is a global provider of comprehensive consulting and IT services with a specialized focus in capital markets and healthcare. With this acquisition, the Company acquires critical domain and technology expertise in the capital markets industry vertical.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Headstrong were recorded at fair value at the date of acquisition. The Company will continue to evaluate certain assets and liabilities as new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have resulted in the recognition of those assets and liabilities as of that date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill, and the measurement period will not exceed one year from the acquisition date. The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Preliminary estimated cash consideration	$565,095
Acquisition related costs included in selling, general and administrative expenses	5,619
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25,845
Current assets	62,237
Tangible fixed assets	14,634
Intangible assets	91,020
Deferred tax assets, net	18,346
Other non-current assets	11,968
Current liabilities	(42,650)
Long term liabilities	(6,274)

Total identifiable net assets assumed	$175,126
Goodwill	389,969

Total	$565,095

The fair value of the current assets acquired includes trade receivables with a fair value of $56,257. The gross amount due is $56,497, of which $240 is expected to be uncollectable.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

3. Business acquisitions (continued)

Goodwill represents the excess of the preliminary estimated purchase price over the net assets (including deferred taxes) acquired and is not deductible for tax purposes. The Company is currently evaluating the allocation of acquisition related goodwill to a reporting unit as of the date of the financial statements. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The preliminary estimated value and estimated useful lives of the intangibles are follows:

	Preliminary estimated value	Estimated useful life
Customer related intangibles	$68,450	1 to 11 years
Marketing related intangibles	21,820	10 years
Other intangibles	750	7 years

The weighted average amortization period in respect of the acquired intangible assets is 10 years.

The results of operations of Headstrong and the fair value of the assets and liabilities are included in the Company’s Consolidated Statements of Income from May 3, 2011, the date of acquisition. For the period from the acquisition date through June 30, 2011, Headstrong contributed revenue of $45,154 and net income of $2,590.

Pro Forma Financial Information

The unaudited pro forma financial information presented below for the six months ended June 30, 2010 and 2011 summarizes the combined results of operations as if the Headstrong acquisition had been completed as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

	Actual as reported Six months ended		Pro forma Six months ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Net revenue	$595,846	$728,176	$699,048	$809,967
Net income from continuing operations	$56,021	$75,129	$62,164	$87,599
Earnings per share
Basic	$0.26	$0.34	$0.28	$0.40
Diluted	$0.25	$0.33	$0.28	$0.39

The pro forma net income from continuing operations as above has been adjusted to exclude acquisition related cost of $19,205 and $5,619 incurred by the seller and the Company, respectively, during the six months ended June 30, 2011.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of combined operations.

(b) Akritiv Technologies, Inc.

On March 14, 2011, the Company acquired 100% of the outstanding equity interest in Akritiv Technologies, Inc., a Delaware corporation (“Akritiv”), for cash consideration of $1,564 and a contingent earn-out component (ranging from $0 to $3,500 based on EBIT levels generated in years ending March 2012, 2013 and 2014), which had an estimated fair value of $1,731 at the acquisition date. Acquisition-related costs incurred by the Company amounted to $30, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. Through this acquisition, the Company acquired proprietary technology platform and software as a service delivered solutions for functions such as credit and accounts receivable management. This will provide an end-to-end offering to clients for receiving and processing customer sales. Goodwill recorded in connection with Akritiv acquisition amounted to $2,992.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

3. Business acquisitions (continued)

The purchase price has been allocated based on management’s estimates of the fair values of the acquired assets and liabilities as follows:

Net assets and liabilities	$(166)
Other intangible assets	600
Goodwill	2,992
Deferred tax liabilities, net	(131)

$3,295

The above acquired technology related intangible assets have estimated useful lives of 8 years.

4. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2010 and June 30, 2011 comprise:

	As of December 31, 2010	As of June 30, 2011
Deposits with banks	$208,072	$204,101
U.S. Treasury bills	91,490	—
Other cash and bank balances	104,472	132,301

Total	$404,034	$336,402

The cash and cash equivalents as of December 31, 2010 and June 30, 2011 include restricted cash balance of $0 and $733, respectively. Restrictions are primarily on account of margin money against derivative instruments.

5. Short Term Investments

The components of the Company’s short term investments as of December 31, 2010 and June 30, 2011 are as follows:

	As of December 31, 2010
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$76,974	$11	$—	$76,985

Total	$76,974	$11	$—	$76,985

	As of June 30, 2011
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$—	$—	$—	$—

Total	$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

6. Accounts receivable, net of provision for doubtful receivables

Accounts receivable were $308,851 and $393,481, and provision for doubtful receivables were $2,926 and $4,855, resulting in net accounts receivable balances of $305,925 and $388,626, as of December 31, 2010 and June 30, 2011, respectively. In addition, accounts receivable due after one year of $10,454 and $11,882 as of December 31, 2010 and June 30, 2011, respectively are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $131,959 and $142,694, and provision for doubtful receivables were $688 and $979, resulting in net accounts receivable balances of $131,271 and $141,715, as of December 31, 2010 and June 30, 2011, respectively.

7. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and notes, and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and loans held for sale were determined using the following inputs as of December 31, 2010 and June 30, 2011:

	As of December 31, 2010
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$38,026	$—	$38,026	$—
Loans held for sale (Note a)	530	—	—	530
U.S. Treasury bills and notes (Note c)	168,475	168,475	—	—

Total	$207,031	$168,475	$38,026	$530

Liabilities
Derivative Instruments (Note b)	$64,363	$—	$64,363	$—

Total	$64,363	$—	$64,363	$—

	As of June 30, 2011
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$61,327	$—	$61,327	$—
Loans held for sale (Note a)	529	—	—	529
U.S. Treasury bills and notes (Note c)	—	—	—	—

Total	$61,856	$—	$61,327	$529

Liabilities
Derivative Instruments (Note b)	$32,700	$—	$32,700	$—

Total	$32,700	$—	$32,700	$—

(a)	Included in prepaid expenses and other current assets, and other assets in the Consolidated Balance Sheets.
(b)	Included in accrued expenses and other current liabilities, and other liabilities in the Consolidated Balance Sheets.
(c)	Included in either cash and cash equivalents or short term investment, depending on the maturity profile, in the Consolidated Balance Sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Fair Value Measurements (Continued)

Following is the reconciliation of loans held for sale which have been measured at fair value using significant other unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Opening balance, net	$548	$529	$552	$530
Impact of fair value included in earnings	75	—	75	—
Settlements	(18)	—	(22)	(1)

Closing balance, net	$605	$529	$605	$529

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

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2010	As of June 30, 2011	As of December 31, 2010	As of June 30, 2011
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,937,497	$1,820,450	$(19,405)	$40,789
United States Dollars (sell) Mexican Peso (buy)	14,400	9,600	510	951
United States Dollars (sell) Philippines Peso (buy)	51,950	45,900	2,210	1,664
Euro (sell) United States Dollars (buy)	61,426	72,084	953	(4,274)
Euro (sell) Hungarian Forints (buy)	13,408	13,742	341	1,208
Euro (sell) Romanian Leu (buy)	55,392	62,660	591	1,854
Japanese Yen (sell) Chinese Renminbi (buy)	66,970	66,634	(6,930)	(5,147)
Pound Sterling (sell) United States Dollars (buy)	71,463	82,041	1,680	(437)
Australian Dollars (sell) United States Dollars (buy)	58,577	66,902	(6,287)	(7,981)

			$(26,337)	$28,627

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchases of service. In addition to this program the Company also has derivative instruments that are not accounted for as hedges under the FASB guidance to hedge the foreign exchange risks related to balance sheet items such as receivables including forecasted receivables, and inter-company borrowings denominated in currencies other than the underlying functional currency.

The fair value of the derivative instruments and their location in the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2010	As of June 30, 2011	As of December 31, 2010	As of June 30, 2011
Assets
Prepaid expenses and other current assets	$10,186	$39,659	$1,202	$2,745
Other assets	$26,638	$18,923	$—	$—
Liabilities
Accrued expenses and other current liabilities	$44,577	$13,632	$58	$3,281
Other liabilities	$19,728	$15,787	$—	$—

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

In connection with cash flow hedges, the Company has recorded as a component of accumulated other comprehensive income (loss) or OCI within equity a gain (loss) of ($18,235) and $19,366, net of taxes, as of December 31, 2010 and June 30, 2011, respectively.

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from accumulated OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from Accumulated OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Six months ended June 30,			Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2010	2011		2010	2011	2010	2011		2010	2011	2010	2011
Forward foreign exchange contracts	$(19,192)	$31,300	Revenue	$(414)	$(2,785)	$(2,041)	$(4,237)	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(13,819)	(5,154)	(26,763)	(17,456)
			Selling, general and administrative expenses	(3,475)	(1,373)	(7,118)	(3,651)

	$(19,192)	$31,300		$(17,708)	$(9,312)	$(35,922)	$(25,344)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivatives	Amount of (Gain) Loss recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2010	2011	2010	2011
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$2,494	$(390)	$(6,319)	$(2)
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	—	—	(234)	—

		$2,494	$(390)	$(6,553)	$(2)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables including forecasted receivables, and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the Consolidated Statements of Income.
(b)	These forward foreign exchange contracts were initially designated as cash flow hedges under FASB guidance on Derivatives and Hedging. The net (gains) losses amounts of $(234) and $0 for the six months ended June 30, 2010 and 2011 respectively, and the net (gains) losses amounts of $0 and $0 for the three months ended June 30, 2010 and 2011 respectively, include the recognition of losses for certain derivative contracts accounted for within accumulated other comprehensive income (loss). These losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. These amounts represent subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the Consolidated Statements of Income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2010	As of June 30, 2011
Property, plant and equipment, gross	$440,570	$468,517
Less: Accumulated depreciation and amortization	(243,404)	(274,722)

Property, plant and equipment, net	$197,166	$193,795

Depreciation expense on property, plant and equipment for the six months ended June 30, 2010 and 2011 was $24,570, and $23,839 respectively, and for the three months ended June 30, 2010 and 2011 was $12,641 and $12,066, respectively. The amount of computer software amortization for the six months ended June 30, 2010 and 2011 was $6,742, and $6,507, respectively, and for the three months ended June 30, 2010 and 2011 was $3,425 and $3,315, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $2,552 and $1,341 for the six months ended June 30, 2010 and 2011, respectively, and $1,294 and $379 for the three months ended June 30, 2010 and 2011, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2010 and six months ended June 30, 2011:

	As of December 31, 2010	As of June 30, 2011
Opening balance	$548,723	$570,153
Goodwill relating to acquisitions consummated during the period	16,251	392,961
Effect of exchange rate fluctuations	5,179	11,877

Closing balance	$570,153	$974,991

The total amount of goodwill deductible for tax purposes is $10,474 and $1,716 as of December 31, 2010 and June 30, 2011, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2010			As of June 30, 2011
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$222,285	$188,989	$33,296	$293,884	$199,626	$94,258
Marketing-related intangible assets	15,835	15,835	—	37,803	16,346	21,457
Contract-related intangible assets	1,423	1,423	—	1,443	1,443	—
Other intangible assets	318	267	51	1,677	366	1,311

	$239,861	$206,514	$33,347	$334,807	$217,781	$117,026

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

10. Goodwill and intangible assets (Continued)

Amortization expenses for intangible assets as disclosed in the Consolidated Statements of Income under amortization of acquired intangible assets for the six months ended June 30, 2010 and 2011 were $8,284 and $8,217, respectively, and for the three months ended June 30, 2010 and 2011 were $4,065 and $5,140, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the six months ended June 30, 2010 and 2011 were $165 and $83, respectively, and for the three months ended June 30, 2010 and 2011 were $81 and $41, respectively, and has been reported as a reduction of revenue. As of June 30, 2011, the unamortized value of the intangible asset was $154, which will be amortized in future periods and reported as a reduction of revenue.

11. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. In addition, in accordance with Mexican law, the Company provides termination benefits (the “Mexican Plan”) to all of its Mexican employees. As a result of Headstrong’s acquisition during the current period, the Company provided for defined benefit plans in India, Japan and Philippines.

Net defined benefit plan costs for the three months and six months ended June 30, 2010 and 2011 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Service costs	$611	$860	$1,212	$1,553
Interest costs	240	378	476	713
Amortization of actuarial loss	89	140	177	277
Expected return on plan assets	(201)	(160)	(398)	(330)

Net Gratuity Plan costs	$739	$1,218	$1,467	$2,213

Defined contribution plans

During the three months and six months ended June 30, 2010 and 2011, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
India	$2,579	$2,749	$4,890	$6,069
U.S.	423	510	830	1,168
U.K.	228	316	434	523
Hungary	7	9	15	22
China	1,873	2,088	3,681	4,261
Mexico	14	7	26	18
South Africa	74	137	171	164
Morocco	31	37	62	72

Total	$5,229	$5,853	$10,109	$12,297

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Stock-based compensation

The Company has issued options under the Genpact Global Holdings 2005 Plan (the “2005 Plan”), Genpact Global Holdings 2006 Plan (the “2006 Plan”), Genpact Global Holdings 2007 Plan (the “2007 Plan”) and Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) to eligible persons who are employees, directors and certain other persons associated with the Company.

From the date of adoption of the 2007 Omnibus Plan on July 13, 2007, the options forfeited, expired, terminated, or cancelled under any of the plans will be added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 15, 2011.

The stock-based compensation costs relating to above plans during the six months ended June 30, 2010 and 2011, were $10,251 and $8,519 respectively, and for the three months ended June 30, 2010 and 2011, were $5,780 and $5,472, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to the assumptions used to estimate the fair value of options granted during the six months ended June 30, 2011.

A summary of the options granted during the six months ended June 30, 2011 is set out below:

	Six months ended June 30, 2011
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2011	15,989,356	$10.84	6.4	$—
Granted	250,000	15.34	—	—
Forfeited	(876,355)	14.44	—	—
Expired	(118,219)	15.63	—	—
Exercised	(529,426)	10.71	—	3,455

Outstanding as of June 30, 2011	14,715,356	$10.67	6.0	$96,733

Vested and exercisable as of June 30, 2011 and expected to vest thereafter (Note a)	13,811,336	$10.61	6.0	$91,566
Vested and exercisable as of June 30, 2011	8,035,924	$8.18	5.1	$72,772
Weighted average grant date fair value of grants during the period	$6.21

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of June 30, 2011, the total remaining unrecognized stock based compensation costs for options expected to vest amounted to $23,941, which will be recognized over the weighted average remaining requisite vesting period of 2.11 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Stock-based compensation (Continued)

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

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the six months ended June 30, 2011 is set out below:

	Six months ended June 30, 2011
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	23,653	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—

Outstanding as of June 30, 2011	—	$—

Restricted Share Units

The Company granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have vesting schedules of one to four years. The compensation expense is recognized on a straight line over the vesting term.

A summary of RSUs granted during the six months ended June 30, 2011 is set out below:

	Six months ended June 30, 2011
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	1,016,000	$13.61
Granted	914,848	16.28
Vested and allotted	(87,500)	8.27
Forfeited	(176,357)	13.34

Outstanding as of June 30, 2011	1,666,991	$15.39

Expected to vest	1,370,973

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Stock-based compensation (Continued)

As of June 30, 2011, the total remaining unrecognized stock-based compensation costs related to RSUs amounted to $17,860 which will be recognized over the weighted average remaining requisite vesting period of 2.98 years.

Performance Units

The Company also makes stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

The Company granted PUs, wherein each PU represents the right to receive a common share based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight line basis over the vesting term and for awards with graded vesting, compensation expenses is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PUs activity during the six months ended June 30, 2011 is set out below:

	Six months ended June 30, 2011
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2011	895,333	$15.38	1,343,000
Granted	1,682,196	15.05	2,346,995
Vested and allotted	—	—	—
Forfeited	(66,714)	16.39	(97,143)

Outstanding as of June 30, 2011	2,510,815	$15.13	3,592,853

Performance Units expected to vest	2,205,071

As of June 30, 2011, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $27,935 which will be recognized over the weighted average remaining requisite vesting period of 2.14 years.

In the first quarter of 2011, the compensation committee of the board of directors of the Company modified the performance metrics for the performance unit grants made to employees in March 2010 from revenue and EBITDA growth to revenue and adjusted operating income growth.

	Original Performance Target		Modified Performance Target
Performance Level	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation growth
Outstanding	20.0%	20.0%	20.0%	20.0%
Target	15.0%	15.0%	15.0%	15.0%
Threshold	10.0%	10.0%	10.0%	10.0%

For the August 2010 performance unit grant to the former CEO, who changed his role to Non-Executive Vice-Chairman as of June 17, 2011, in addition to the modification made to the performance metrics from revenue and EBITDA growth to revenue and adjusted operating income growth, because the award vests based on annual performance targets whereas the awards to the other employees vest based on average performance over three years, revision has been made to the performance targets in order to make the performance targets consistent with performance unit grants made to employees in the first quarter of 2011.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Stock-based compensation (Continued)

	Original Performance Target		Modified Performance Target
Performance Level	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation growth
Outstanding	20.0%	20.0%	17.0%	16.0%
Target	15.0%	15.0%	12.5%	12.5%
Threshold	10.0%	10.0%	8.0%	7.0%

As a result of the above mentioned modifications, 45 employees were affected and incremental compensation cost of $4,109 is to be recognized over a period of 21.5 months starting from March 2011 to December 31, 2012. Out of the total incremental compensation cost, $2,878 and $ 1,231 is to be recognized over the years 2011 and 2012 respectively.

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

During the six months ended June 30, 2010 and 2011, common shares issued under ESPP were 20,648 and 23,579 respectively.

The ESPP was considered as non compensatory under the FASB guidance on Compensation-Stock Compensation until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expenses for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the six months ended June 30, 2010 and 2011, were $34 and $40, respectively, and for the three months ended June 30, 2010 and 2011, were $19 and $22 respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 10,001,706 and 7,337,228 for the six months ended June 30, 2010 and 2011, respectively, and is 9,621,198 and 6,894,891 for the three months ended June 30, 2010 and 2011, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

13. Earnings per share (Continued)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Net income attributable to Genpact Limited common shareholders	$27,847	$39,009	$56,021	$75,129
Weighted average number of common shares used in computing basic earnings per common share	218,955,223	221,297,842	218,455,684	221,153,301
Dilutive effect of stock based awards	5,991,952	4,848,546	6,003,933	4,691,538

Weighted average number of common shares used in computing dilutive earnings per common share	224,947,174	226,146,388	224,459,617	225,844,839

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.13	$0.18	$0.26	$0.34
Diluted	$0.12	$0.17	$0.25	$0.33

14. Short-term borrowings

The Company has the following borrowing facilities:

(a)	fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees, short-term loans excluding forward hedging. As of June 30, 2011, the limits available was $17,417 and an amount of $3,990 was outstanding for non-funded facility.

(b)	fund-based and non-fund-based revolving credit facilities of $260,000 for operational requirements expiring May 2015. This was initially used for the acquisition of Headstrong Corporation. As of June 30, 2011, a total of $259,000 was utilized, representing a funded drawdown of $ 252,000 and non-funded drawdown of $7,000. These facilities bear interest at LIBOR plus a margin 1.65%. Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on further indebtedness of the Company.

15. Long-term debt

The Company obtained credit facilities aggregating $380,000 from a consortium of financial institutions to finance in part the acquisition of Headstrong and general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provides for a $120,000 term loan and a $260,000 revolving credit facility. The Company has an option to increase the commitment under the Credit Agreement by up to an additional $100,000 subject to certain approvals and conditions as set forth in the credit agreement.

The outstanding term loan amounting to $120,000 bears interest at LIBOR plus a margin of 1.65%. The interest rate as of June 30, 2011 was 1.90%. Indebtedness under the loan agreement is secured by certain assets, and the agreement contains certain covenants including a restriction on further indebtedness of the Company. The entire amount remains outstanding as of June 30, 2011. This will be repaid over four years through semi – annual repayments of $15,000 commencing six months from the initial drawdown on May 3, 2011.

The maturity profile of the term loan, net of debt amortization expense is as follows:

Year	Amount
2011	$14,377
2012	29,003
2013	29,328
2014	29,648
2015	14,945

$117,301

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

16. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Personnel expenses	$121,340	$168,132	$236,311	$311,873
Operational expenses	56,443	72,527	105,830	130,087
Depreciation and amortization	13,318	13,371	25,645	26,557

	$191,101	$254,030	$367,786	$468,517

17. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Personnel expenses	$52,624	$59,438	$103,943	$106,958
Operational expenses	19,902	25,276	38,558	43,418
Depreciation and amortization	2,751	2,010	5,667	3,789

	$75,277	$86,724	$148,168	$154,165

18. Other operating (income) expense, net

Other operating (income) expense, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Other operating (income) expense	$(1,111)	$(800)	$(3,941)	$(1,756)
Impairment of capital work in progress	—	1,465	—	1,465

Other operating (income) expense, net	$(1,111)	$665	$(3,941)	$(291)

19. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Interest income	$702	$3,605	$2,044	$7,163
Interest expense	(530)	(1,934)	(1,105)	(2,599)
Secondary offering expenses	—	—	(591)	—
Other income	672	1,355	1,766	1,560

Other income (expense), net	$844	$3,026	$2,114	$6,124

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

20. Income taxes

As of December 31, 2010, the Company had unrecognized tax benefits amounting to $20,016 including an amount of $19,860 that, if recognized would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2011 to June 30, 2011:

Opening balance at January 1, 2011	$20,016
Increase related to prior year tax positions, including recorded against Goodwill	2,225
Increase related to current year tax positions, including recorded against Goodwill	1,700
Decrease related to prior year tax positions	(111)
Effect of exchange rate changes	191

Closing balance at June 30, 2011	$24,021

The unrecognized tax benefits as of June 30, 2011 include an amount of $ 23,860 that, if recognized, would impact the effective tax rate. As of December 31, 2010 and June 30, 2011, the Company has accrued approximately $2,020 and $ 2,573 respectively, in interest relating to unrecognized tax benefits.

21. Related party transactions

The Company has entered into related party transactions with GE and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein). The Company has also entered into related party transactions with its non-consolidating affiliates, a customer in which one of the Company’s directors has a controlling interest and a customer which has a significant interest in the Company.

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

For the six months ended June 30, 2010 and 2011, the Company recognized net revenues from GE of $231,118 and $ 235,411 respectively, representing 39% and 32%, respectively, of the consolidated total net revenues.

For the three months ended June 30, 2010 and 2011, the Company recognized net revenues from GE of $117,780 and $ 122,629 respectively, representing 38% and 31%, respectively, of the consolidated total net revenues.

For the six months ended June 30, 2010 and 2011, the Company recognized net revenues of $134 and $157, respectively, and for the three months ended June 30, 2010 and 2011, the Company recognized net revenues of $134 and $81, respectively, from a customer in which one of the Company’s directors has a controlling interest.

For the six months ended June 30, 2010 and 2011, the Company recognized net revenues of $0 and $176, respectively, and for the three months ended June 30, 2010 and 2011, the Company recognized net revenues of $0 and $73, respectively, from a customer which has a significant interest in the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

21. Related party transactions (Continued)

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the six months ended June 30, 2010 and 2011, cost of revenue, net of recovery, included amounts of $2,582 and $2,067, respectively, and for the three months ended June 30, 2010 and 2011, cost of revenue, net of recovery, included amounts of $1,296 and $756, respectively relating to services procured from GE. For the six months ended June 30, 2010 and 2011, cost of revenue from services also include training and recruitment cost of $579 and $357 respectively, and $236 and $124 for the three months ended June 30, 2010 and 2011, respectively, from its non-consolidating affiliates

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the six months ended June 30, 2010 and 2011, selling, general and administrative expenses, net of recovery, included amounts of $314 and $282, respectively, and for the three months ended June 30, 2010 and 2011, selling, general and administrative expenses, net of recovery, included amounts of $111 and $100, respectively, relating to services procured from GE. For the six months ended June 30, 2010 and 2011, selling, general, and administrative expenses also include training and recruitment cost and cost recovery, net, of $300 and $(4), respectively, and for the three months ended June 30, 2010 and 2011, selling, general, and administrative expenses also include training and recruitment cost and cost recovery, net, of $78 and $15, respectively, from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the Consolidated Statements of Income. For the six months ended June 30, 2010 and 2011, income from these services was ($1,242) and ($1,100), respectively, and for the three months ended June 30, 2010 and 2011, income from these services was ($457) and ($587), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the six months ended June 30, 2010 and 2011, interest income earned on these deposits was $118 and $0, respectively, and for the three months ended June 30, 2010 and 2011, interest income earned on these deposits was $25 and $0, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations from GE. For the six months ended June 30, 2010 and 2011, interest expense relating to such related party debt amounted to $142 and $191, respectively, and for the three months ended June 30, 2010 and 2011, interest expense relating to such related party debt amounted to $30 and $88, respectively.

Investment in equity affiliates

During the six months ended June 30, 2010 and 2011, the Company has made an investment of $2,324 and $0, respectively, in its non-consolidating affiliates and for the three months ended June 30, 2010 and 2011, the Company has made an investment of $324 and $0, respectively, in its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

22. Commitments and contingencies

Capital commitments

As of December 31, 2010 and June 30, 2011, the Company has committed to spend $3,041 and $6,804, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding bank guarantees including letters of credit amounting to $12,745 and $10,952, as of December 31, 2010 and June 30, 2011, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

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

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political or economic instability in countries where we have operations;

•	worldwide political, economic or business conditions;

•	political, economic or business conditions where our clients operate;

•	expected spending on business process services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our relative dependence on GE;

•	our dependence on revenues derived from clients in the United States;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	increases in wages in locations in which we have operations;

•	restrictions on visas for our employees traveling to North America and Europe;

•	our ability to maintain pricing and asset utilization rates;

•

fluctuations in exchange rates between U.S. dollars, euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines peso, Guatemala quetzal, Mexican peso, Moroccan dirham (DH), Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar and Brazilian real;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships based on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	further deterioration in the global economic environment and its impact on our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

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

Overview

We are a global leader in business process and technology management, offering a broad portfolio of enterprise and industry-specific services. We manage over 4,500 processes and projects for more than 600 clients worldwide. Putting process in the forefront, we couple our deep process knowledge and insights with focused information technology capabilities, targeted analytics, business consulting, domain consulting and pragmatic reengineering to deliver comprehensive solutions for clients. Lean and Six Sigma are an integral part of our culture and we view the management of business processes as a science. We have developed Smart Enterprise Processes (SEPSM), a groundbreaking, rigorously scientific methodology for managing business processes, which focuses on optimizing process effectiveness in addition to efficiency to deliver superior business outcomes. Services are seamlessly delivered from a global network of centers to meet a client’s business objectives, cultural and language needs and cost reduction goals.

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

As of June 30, 2011, we have approximately 51,300 employees with operations in fourteen countries. In the second quarter of 2011, we had net revenues of $397.6 million, of which 69.2% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed company. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., an entity owned in equal portions by General Atlantic LLC and Oak Hill Capital Partners. Since the 2004 Reorganization, GE, through its affiliates, sold a portion of its equity in us pursuant to several separate transactions. As of June 30, 2011, GE, through its affiliates, owned 9.0% of our outstanding equity.

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

In March 2011, we acquired Akritiv Technologies, Inc., or Akritiv, a provider of cloud-based order-to-cash (OTC) technology solutions with domain expertise in providing Software As A Service (SAAS) solutions for working capital optimization, for a cash consideration of $1.6 million and a contingent consideration with an estimated fair value of $1.7 million. The acquisition of Akritiv was accounted for as a business combination in accordance with the acquisition method.

In May 2011, we acquired Headstrong Corporation, or Headstrong, a global provider of comprehensive consulting and IT services with a specialized focus in capital markets and healthcare, for cash consideration of $550 million subject to adjustment based on closing date net working capital, funded indebtedness, seller expenses and amount of cash and cash equivalents. The purchase price for the acquisition was funded with a combination of existing cash on hand and borrowings under a new credit facility.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations in the second quarter of 2011. The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(dollars in millions)
Preliminary estimated cash consideration	$565.1
Acquisition related costs included in selling, general and administrative expenses	5.6
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25.9
Current assets	62.2
Tangible fixed assets	14.6
Intangible assets	91.0
Deferred tax assets, net	18.4
Other non-current assets	12.0
Current liabilities	(42.7)
Long term liabilities	(6.3)

Total identifiable net assets assumed	$175.1
Goodwill	390.0

Total	$565.1

2011 Credit Facility

We obtained credit facilities aggregating $380.0 million from a consortium of financial institutions to finance in part the acquisition of Headstrong and to provide funds for general corporate purposes, including certain working capital requirements. The credit agreement provides for a $120.0 million term loan and a $260.0 million revolving credit facility. We have an option to increase the commitment under the credit agreement by up to an additional $100.0 million subject to certain approvals and conditions as set forth in the credit agreement.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Item 1—“Financial Statements” above and Part-II Item—7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table sets forth certain data from our income statement for the three months and six months ended June 30, 2010 and 2011:

					% Change Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2010	2011	2010	2011	2011 Vs. 2010	2011 Vs. 2010
	(dollars in millions)		(dollars in millions)
Net revenues—GE	$117.8	$122.6	$231.1	$235.4	4.1%	1.9%
Net revenues—Global Clients	189.8	275.0	364.7	492.8	44.9%	35.1%

Total net revenues	307.6	397.6	595.8	728.2	29.3%	22.2%

Cost of revenue	191.1	254.0	367.8	468.5	32.9%	27.4%
Gross profit	116.5	143.6	228.1	259.7	23.2%	13.9%
Gross profit Margin %	37.9%	36.1%	38.3%	35.7%
Operating expenses
Selling, general and administrative expenses	75.3	86.7	148.2	154.2	15.2%	4.0%
Amortization of acquired intangible assets	4.1	5.1	8.3	8.2	26.4%	(0.8)%
Other operating (income) expense, net	(1.1)	0.7	(3.9)	(0.3)	(159.9)%	(92.6)%

Income from operations	38.3	51.1	75.5	97.6	33.3%	29.1%
Income from operations % of Net revenues	12.4%	12.8%	12.7%	13.4%
Foreign exchange (gains) losses, net	4.9	(1.1)	5.6	(2.7)	123.3%	148.3%
Other income (expense), net	0.8	3.0	2.1	6.1	258.5%	189.7%

Income before share of equity in loss of affiliates and income tax expense	34.3	55.2	72.1	106.4	61.1%	47.6%
Equity in loss of affiliates	0.3	0.1	0.6	0.3	(50.7)%	(55.9)%

Income before income tax expense	34.0	55.1	71.5	106.1	62.0%	48.5%
Income tax expense	4.9	14.4	12.1	27.5	195.1%	127.4%

Net Income	29.1	40.7	59.4	78.6	39.7%	32.4%

Net income attributable to noncontrolling interest	1.3	1.7	3.4	3.5	32.3%	4.3%

Net income attributable to Genpact Limited shareholders	$27.8	$39.0	$56.0	$75.1	40.1%	34.1%

Net income attributable to Genpact Limited shareholders % of Net revenues	9.1%	9.8%	9.4%	10.3%

“Net revenues-related party” disclosed in the Consolidated Statements of Income includes revenue earned from GE and its affiliates; a client in which one of our directors has a controlling interest; and a client which has a significant interest in the Company. The revenue earned from these clients is included in “Net revenues-Global Clients” in the table above.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net revenues. Our net revenues increased by $90.0 million, or 29.3%, in the second quarter of 2011 to $397.6 million compared to $307.6 million in the second quarter of 2010. Our growth in net revenues is primarily a result of an increase in Genpact business process management services for Global Clients as well as the acquisition of Headstrong. Growth in net revenues also reflects the strengthening of the Australian dollar, euro and the Japanese yen against the U.S. dollar, as a portion of our revenues are received in such currencies. Our average headcount increased by 14.2% to approximately 46,000 employees in the second quarter of 2011 up from approximately 40,300 employees in the second quarter of 2010. Our average revenue per employee increased to approximately $35.0 thousand in the second quarter of 2011 from approximately $30.5 thousand in the second quarter of 2010. Approximately two-thirds of the increase in average revenue per employee is attributable to the acquisition of Headstrong.

Revenues from business process management services as a percentage of total net revenues decreased to 78.1% in the second quarter of 2011 from 85.9% in the second quarter of 2010. Revenues from business process management grew 17.5% to $310.6 million in the second quarter of 2011 from $264.4 million in the second quarter of 2010, primarily led by growth in revenues from Global Clients including revenues from Headstrong business consulting services. In addition, our service offerings for GE Corporate, GE Commercial Finance and GE Infrastructure grew in the second quarter of 2011 compared to the second quarter of 2010. Revenue from our information technology business increased by $43.7 million, or 101.0%, in the second quarter of 2011 compared to the second quarter of 2010, primarily driven by the acquisition of Headstrong. Non-Headstrong information technology services revenue increased by 4.8% in the second quarter of 2011 compared to the second quarter of 2010. As a percentage of net revenues, revenue from our information technology business increased to 21.9% in the second quarter of 2011 up from 14.1% in the second quarter of 2010.

Net revenues from GE increased by $4.8 million, or 4.1%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2010, certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the second quarter of 2011 increased by 4.9% over the second quarter of 2010 after excluding such dispositions by GE in 2010. This increase was driven by growth in business process management services across GE businesses. As a result of higher growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 38.3% in the second quarter of 2010 to 30.8% in the second quarter of 2011.

Net revenues from Global Clients increased by $85.1 million, or 44.9%, compared to the second quarter of 2010. 53.0% of the increase in net revenues from Global Clients is attributable to Headstrong. $28.2 million, or 33.1%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, business services, pharmaceutical and healthcare industries. $13.2 million, or 15.5%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. This increase in net revenues from Global Clients was partially offset by a marginal decline in net revenues from clients in the auto industry. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $0.9 million as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 61.7% in the second quarter of 2010 to 69.2% in the second quarter of 2011.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Three Months Ended June 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$121.3	$168.1	38.6%
Operational expenses	56.4	72.5	28.5
Depreciation and amortization	13.3	13.4	0.4

Cost of revenue	$191.1	$254.0	32.9%

Cost of revenue as a % of total net revenues	62.1%	63.9%

Cost of revenue increased by $62.9 million, or 32.9%. The increase in cost of revenue is attributable to increased personnel and operational expenses as a result of the acquisition of Headstrong as well as due to the general growth of our business.

Approximately 43.0% of the increase in cost of revenue relates to the acquisition of Headstrong. $11.0 million, or 17.4%, of the increase in cost of revenue relates to higher facility and infrastructure related expenses, consultancy charges recoverable from clients, travel and living, communication and other expenses. It also reflects a higher allocation of such costs to cost of revenue instead of selling, general and administrative expenses due to the growth in operations personnel compared to a decline in support personnel. The remaining increase in cost of revenue was due to an increase in personnel expenses on account of increased headcount and wage inflation partially offset by a decrease in cost of revenue on account of higher realization on our contracted India rupee-U.S. dollar hedges in the second quarter of 2011 compared to the second quarter of 2010. As a result, our cost of revenue as a percentage of net revenues increased from 62.1% in the second quarter of 2010 to 63.9% in the second quarter of 2011.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $46.8 million, or 38.6%. 40.0% of the increase in personnel expenses relates to the acquisition of Headstrong. The increase in personnel expenses was also due to the hiring of new resources to manage growth, overall wage inflation and an increase in the number of onshore resources which are generally more expensive than offshore resources. In addition, revenues from our re-engineering, analytics and risk consulting business, which has higher compensation and benefit costs, increased faster than revenues from other businesses and the increase in costs for such businesses was in line with the increase in revenues. This increase was partially offset by foreign exchange volatility as described above. Our average operational headcount increased by approximately 6,700 employees, or 19.7%, in the second quarter of 2011 compared to the second quarter of 2010, as discussed above. As a result, our personnel expenses as a percentage of net revenues increased from 39.4% in the second quarter of 2010 to 42.3% in the second quarter of 2011.

Operational expenses increased by $16.1 million, or 28.5%. Approximately half of the increase in operational expenses relates to the acquisition of Headstrong. The increase in operational expenses in the second quarter of 2011 was also due to higher infrastructure costs in the second quarter of 2011 as a result of the expansion of infrastructure and IT related facilities over the last twelve months in Gurgaon and Kolkata, India, the Americas and the Philippines. The increase was also on account of the increase in consultancy charges recoverable from clients, communication costs, business related travel costs, and higher allocation of such costs to cost of revenue due to the growth in operations personnel compared to a decline in support personnel, partially offset by the foreign exchange volatility as described above. As a result, the operational expenses as a percentage of net revenues decreased marginally from 18.3% in the second quarter of 2010 to 18.2% in the second quarter of 2011.

Depreciation and amortization expenses increased marginally by $0.1 million, or 0.4%. This increase was largely due to the acquisition of Headstrong. This increase was partially offset by the foreign exchange volatility as described above. As a percentage of net revenues, depreciation and amortization expenses declined to 3.4% in the second quarter of 2011 from 4.3% in the second quarter of 2010.

As a result of the foregoing, our gross profit increased by $27.1 million, or 23.2%, and our gross margin decreased from 37.9% in the second quarter of 2010 to 36.1% in the second quarter of 2011.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Three Months Ended June 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$52.6	$59.4	12.9%
Operational expenses	19.9	25.3	27.0
Depreciation and amortization	2.8	2.0	(26.9)

Selling, general and administrative expenses	$75.3	$86.7	15.2%

SG&A as a % of total net revenues	24.5%	21.8%

Selling, general and administrative expenses, or SG&A expenses, increased by $11.4 million, or 15.2%. This increase in SG&A expenses was primarily due to the acquisition of Headstrong in the second quarter of 2011 contributing approximately 86.7% of the increase in selling, general and administrative expenses, and expenses relating to the acquisition amounting to $4.7 million. This increase was partially offset by higher realization on our contracted Indian rupee-U.S. dollar hedges in the second quarter of 2011 compared to the second quarter of 2010. As a result, as a percentage of net revenues, SG&A expenses decreased from 24.5% in the second quarter of 2010 to 21.8% in the second quarter of 2011.

Personnel expenses increased by $6.8 million, or 12.9%. The increase in personnel expenses is due to the acquisition of Headstrong. This was partially offset by the foreign exchange volatility as described above. As a percentage of net revenues, personnel expenses decreased from 17.1% in the second quarter of 2010 to 14.9% in the second quarter of 2011.

The operational expenses component of SG&A expenses increased by $5.4 million, or 27.0%. Approximately one-third of the increase in operational expenses is attributable to Headstrong. In addition, we incurred approximately $4.7 million of expenses related to the acquisition of Headstrong. This increase has been partially offset by cost rationalization measures in overhead expenses and foreign exchange volatility as described above, and a decline in support personnel compared to an increase in operations personnel in the second quarter of 2011 resulting in reduced allocation to SG&A expenses. As a result, operational expenses as a percentage of net revenues decreased from 24.5% in the second quarter of 2010 to 21.8% in the second quarter of 2011.

Depreciation and amortization expenses as a component of SG&A expenses decreased by $0.7 million to $2.0 million in the second quarter of 2011. This decrease in depreciation and amortization expenses is due to a decline in support personnel forming part of SG&A expenses compared to increase in operations personnel forming part of cost of revenues in the second quarter of 2011, and consequent reduced allocation to SG&A expenses. This decrease has been partially offset by an increase in depreciation and amortization expenses relating to the acquisition of Headstrong.

Amortization of acquired intangibles. In the second quarter of 2010 and 2011, we incurred non-cash charges of $4.1 million and $5.1 million, respectively. As a result of the acquisition of Headstrong, amortization of acquired intangibles increased by $2.0 million and this increase was partially offset by $1.0 million decline in the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net. Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, decreased to $0.7 million loss in the second quarter of 2011 compared to $1.1 million income in the second quarter of 2010. The decline was primarily due to impairment of certain capital work in progress items. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $12.8 million to $51.1 million in the second quarter of 2011. As a percentage of net revenues, income from operations increased from 12.4% in the second quarter of 2010 to 12.8% in the second quarter of 2011.

Foreign exchange (gains) losses, net. We recorded a foreign exchange gain of $1.1 million in the second quarter of 2011, primarily due to the re-measurement of our foreign currency assets and liabilities and related foreign exchange contracts resulting from movements in the Indian rupee and U.S. dollar exchange rates in the second quarter of 2011 compared to a foreign exchange loss of $4.9 million in the second quarter of 2010.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three Months ended June 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Interest income	$0.7	$3.6	413.8%
Interest expense	(0.5)	(1.9)	264.7
Other income	0.7	1.4	101.6

Other income (expense), net	$0.8	$3.0	258.8%

Other income (expense), net as a % of total net revenues	0.3%	0.8%

We recorded interest and other income, net of interest expense, of $3.0 million in the second quarter of 2011 compared to $0.8 million in the second quarter of 2010. The change was driven by an increase in interest income due to increased investment in higher interest bearing bank deposits in the second quarter of 2011 compared to the second quarter of 2010, interest income on an income tax refund received in the second quarter of 2011 and certain incentives given by the Chinese government in the second quarter of 2011. This increase in interest and other income was partially offset by an increase in interest expense due to borrowings under our new credit facility. As a result of these borrowings, the weighted average rate of interest with respect to outstanding debt under our credit facility increased from 1.0% in the second quarter of 2010 to 1.8% in the second quarter of 2011.

Income before share of equity in loss of affiliates and income tax expense. As a result of the foregoing factors, income before share of equity in loss of affiliates and income tax expense increased by $20.9 million. As a percentage of net revenues, income before share of equity in loss of affiliates and income tax expense increased from 11.1% in the second quarter of 2010 to 13.9% in the second quarter of 2011.

Equity in loss of affiliates. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia, and High Performance Partners.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $21.1 million. As a percentage of net revenues, income before income tax expense increased from 11.1% of net revenues in the second quarter of 2010 to 13.9% of net revenues in the second quarter of 2011.

Income tax expense. Our income tax expense increased from $4.9 million in the second quarter of 2010 to $14.4 million in the second quarter of 2011. This increase is primarily driven by the complete sunset of the India tax holiday under the STPI regime for remaining exempt locations effective March 31, 2011 and by higher tax rates applicable to Headstrong as a result of its jurisdictional mix of income.

Net income. As a result of the foregoing factors, net income increased by $11.6 million from $29.1 million in the second quarter of 2010 to $40.7 million in the second quarter of 2011. As a percentage of net revenues, our net income was 9.5% in the second quarter of 2010 and 10.2% in the second quarter of 2011.

Net income attributable to noncontrolling interest. The noncontrolling interest is primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest increased from $1.3 million in the second quarter of 2010 to $1.7 million in the second quarter of 2011.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $11.2 million from $27.8 million in the second quarter of 2010 to $39.0 million in the second quarter of 2011. As a percentage of net revenues, our net income was 9.1% in the second quarter of 2010 and 9.8% in the second quarter of 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenues. Our net revenues increased by $132.3 million, or 22.2%, in the first half of 2011 to $728.2 million compared to $595.8 million in the first half of 2010. Our growth in net revenues is primarily a result of an increase in Genpact business process management services for Global Clients as well as the acquisition of Headstrong. Growth in net revenues also reflects the strengthening of the Australian dollar, Japanese yen and euro against the U.S. dollar, as a portion of our revenues are received in such currencies. Our average headcount increased by 13.4% to approximately 44,700 employees in the first half of 2011 up from approximately 39,400 employees in the first half of 2010. Our average revenue per employee increased to approximately $34.5 thousand in the first half of 2011 from approximately $30.3 thousand in the first half of 2010. Approximately three-fourths of the increase in average revenue per employee is contributed by the acquisition of Headstrong.

Revenues from business process management services as a percentage of total net revenues decreased to 82.2% in the first half of 2011 from 85.6% in the first half of 2010. Revenues from business process management grew 17.4% to $598.7 million in the first half of 2011 from $510.0 million in the first half of 2010, primarily led by growth in revenues from Global Clients including revenues from Headstrong business consulting services. Revenue from our information technology business increased by $43.6 million, or 50.8%, in the first half of 2011 compared to the first half of 2010, primarily driven by the acquisition of Headstrong. Non-Headstrong information technology services revenue increased by 2.3% in the first half of 2011 compared to the first half of 2010. As a percentage of net revenues, revenue from our information technology business increased to 17.8% in the first half of 2011 up from 14.4% in the first half of 2010.

Net revenues from GE increased by $4.3 million, or 1.9%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2010, certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the first half of 2011 increased by 2.9% over the first half of 2010 after excluding such dispositions by GE in 2010. This increase was primarily driven by growth in business process management services and the remaining increase is on account of growth in information technology services across GE businesses. As a result of the higher growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 38.8% in the first half of 2010 to 32.3% in the first half of 2011.

Net revenues from Global Clients increased by $128.0 million, or 35.1% compared to the first half of 2010. $57.7 million, or 45.1%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, business services, pharmaceutical and healthcare industries. 35.3% of the increase in net revenues from Global Clients is attributable to Headstrong. $26.6 million, or 20.8%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. This increase in net revenues from Global Clients was partially offset by a marginal decline in net revenues from clients in the auto industry. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $2.3 million as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 61.2% in the first half of 2010 to 67.7% in the first half of 2011.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Six Months Ended June 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$236.3	$311.9	32.0%
Operational expenses	105.8	130.1	22.9
Depreciation and amortization	25.6	26.6	3.6

Cost of revenue	$367.8	$468.5	27.4%

Cost of revenue as a % of total net revenues	61.7%	64.3%

Cost of revenue increased by $100.7 million, or 27.4%. This increase in cost of revenue is due to higher personnel and operational expenses on account of increased headcount and infrastructure costs. The increase also relates to the general growth of our business, cost of headcount and facilities acquired due to the acquisition of Headstrong in the second quarter of 2011 and another business comprising of facility and staff acquired in Danville, Illinois in the second quarter of 2010.

Approximately 37.0% of the increase in cost of revenue relates to acquisitions as mentioned above. $17.6 million, or 17.5%, of the increase in cost of revenue relates to higher facility and infrastructure related expenses, business related travel and communication expenses. It also reflects a higher allocation of such costs to cost of revenue instead of selling, general and administrative expenses due to the growth in operations personnel compared to a decline in support personnel. The remaining increase in cost of revenue was due to an increase in personnel expenses on account of increased headcount and wage inflation partially offset by a decrease in cost of revenue on account of higher realization on our contracted India rupee-U.S. dollar hedges in the first half of 2011 compared to the first half of 2010. As a result, our cost of revenue as a percentage of net revenues increased from 61.7% in the first half of 2010 to 64.3% in the first half of 2011.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $75.6 million, or 32.0%. 35.8% of the increase relates to acquisitions as mentioned above. The increase was also due to the hiring of new resources to manage growth, overall wage inflation and an increase in the number of onshore resources which are generally more expensive than offshore resources. In addition, revenues from our re-engineering, analytics and risk consulting business, which has higher compensation and benefit costs, increased faster than revenues from our other businesses and the increase in costs for such businesses was in line with the increase in revenues. The increase in cost of revenue was partially offset by foreign exchange volatility as described above. Our average operational headcount increased by approximately 6,700 employees, or 20.4%, in the first half of 2011 compared to the first half of 2010. As a result, our personnel expenses as a percentage of net revenues increased from 39.7% in the first half of 2010 to 42.8% in the first half of 2011.

Operational expenses increased by $24.3 million, or 22.9%. Approximately 37.7% of the increase in operational expenses is on account of acquisitions as mentioned above. The increased operational expenses in the first half of 2011 were also on account of higher infrastructure costs compared to the first half of 2010, as a result of a one time benefit we received in the first half of 2010 on renegotiation of certain contracts related to facilities in India, and expansion of infrastructure and IT related facilities over the last twelve months in Gurgaon and Kolkata, India, the Philippines and the Americas. The increase was also on account of the increase in communication costs, business related travel costs and higher allocation to cost of revenue due to the growth in operations personnel compared to a decline in support personnel, partially offset by the foreign exchange volatility as described above. As a result, the operational expenses as a percentage of net revenues increased from 17.8% in the first half of 2010 to 17.9% in the first half of 2011.

Depreciation and amortization expenses increased by $0.9 million, or 3.6%. This increase was largely due to acquisitions as mentioned above. The increase was also on account of expansion of existing Delivery Centers, infrastructure and IT related facilities in India, the Philippines and the Americas to support growth, offset by foreign exchange volatility as described above. As a percentage of net revenues, depreciation and amortization expenses declined to 3.6% in the first half of 2011 from 4.3% in the first half of 2010.

As a result of the foregoing, our gross profit increased by $31.6 million, or 13.9%, and our gross margin decreased from 38.3% in the first half of 2010 to 35.7% in the first half of 2011.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Six Months Ended June 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$103.9	$107.0	2.9%
Operational expenses	38.6	43.4	12.6
Depreciation and amortization	5.7	3.8	(33.1)

Selling, general and administrative expenses	$148.2	$154.2	4.0%

SG&A as a % of total net revenues	24.9%	21.2%

Selling, general and administrative expenses, or SG&A expenses, increased by $6.0 million, or 4.0%. This increase in SG&A expenses was due to the acquisition of Headstrong in the second quarter of 2011 and another business comprising of facility and staff acquired in Danville, Illinois in the second quarter of 2010. This increase in SG&A expenses was partially offset by cost reduction measures such as restriction on travel, recruitment, thereby more effective utilization and deployment of support personnel. The increase in SG&A expenses was also partially offset by the reduced allocation to SG&A expenses on account of decline in the support personnel compared to increase in operations personnel and higher realization on our contracted Indian rupee-U.S. dollar hedges in the first half of 2011 compared to the first half of 2010. In addition, our average support headcount decreased in the first half of 2011 in comparison to the first half of 2010. As a result, as a percentage of net revenues, SG&A expenses decreased from 24.9% in the first half of 2010 to 21.2% in the first half of 2011.

Personnel expenses increased by $3.0 million, or 2.9%. The increase in personnel expenses is due to the above mentioned acquisitions and this was partially offset by the decrease in support personnel and foreign exchange volatility as described above. The increase in personnel expenses has also been partially offset by a reduction in stock based compensation from $8.7 million in the first half of 2010 to $6.6 million in the first half of 2011, due to an adjustment made in the first half of 2011for higher forfeitures. As a percentage of net revenues, personnel expenses decreased from 17.4% in the first half of 2010 to 14.7% in the first half of 2011.

The operational expenses component of SG&A expenses increased by $4.9 million, or 12.6%. Approximately 58.6% of the increase in operational expenses is attributable to the acquisitions as mentioned above. In addition, we incurred approximately $5.6 million in expenses related to the acquisition of Headstrong. This increase has been partially offset by cost rationalization measures in overhead expenses and foreign exchange volatility as described above and a decline of support personnel compared to an increase in operations personnel in the first half of 2011 resulting in reduced allocation to SG&A expenses. As a result, operational expenses as a percentage of net revenues decreased from 6.5% in the first half of 2010 to 6.0% in the first half of 2011.

Depreciation and amortization expenses as a component of SG&A expenses decreased by $1.9 million to $3.8 million in the first half of 2011. This decrease in depreciation and amortization expenses is primarily due to a decline in support personnel forming part of SG&A expenses compared to an increase in operations personnel forming part of cost of revenue in the first half of 2011, and consequent reduced allocation to SG&A expenses.

Amortization of acquired intangibles. In the first half of 2010 and 2011, we incurred non-cash charges of $8.3 million and $8.2 million, respectively. As a result of the acquisition of Headstrong in the second quarter of 2011, amortization of acquired intangibles increased by $2.0 million and this increase was offset by a decline in the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net. Other operating income, consisting primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, decreased to $0.3 million in the first half of 2011 compared to $3.9 million in the first half of 2010. This decline was due to reversal of the provision of $1.3 million in the first half of 2010 for employee related statutory liabilities in one of our subsidiaries and impairment of capital work in progress of $1.5 million in the second quarter of 2011. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $22.0 million to $97.6 million in the first half of 2011. As a percentage of net revenues, income from operations increased from 12.7% in the first half of 2010 to 13.4% in the first half of 2011.

Foreign exchange (gains) losses, net. We recorded a foreign exchange gain of $2.7 million in the first half of 2011, primarily due to the re-measurement of our foreign currency assets and liabilities and related foreign exchange contracts resulting from movements in the Indian rupee and U.S. dollar exchange rates in the first half of 2011 compared to a foreign exchange loss of $5.6 million in the first half of 2010, which also included the impact of the discontinuance of certain cash flow hedges in the first half of 2010.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Six Months ended June 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
Interest income	$2.0	$7.2	250.5%
Interest expense	(1.1)	(2.6)	135.3
Secondary offering expenses	(0.6)	—	(100.0)
Other income	1.8	1.6	(11.7)

Other income (expense), net	$2.1	$6.1	189.7%

Other income (expense), net as a % of total net revenues	0.4%	0.8%

We recorded other income, including interest income, net of interest expense, of $6.1 million in the first half of 2011 compared to $2.1 million in the first half of 2010. The change was driven by an increase in interest income due to increased investment in higher interest bearing bank deposits in the first half of 2011 compared to the first half of 2010, interest income on an income tax refund received in the first half of 2011 and certain incentives given by the Chinese government in the first half of 2011. This increase in interest income was partially offset by increase in interest expense due to borrowings under our new credit facility. As a result of these borrowings, the weighted average rate of interest with respect to outstanding debt under our credit facility increased from 1.0% in the first half of 2010 to 1.8% in the first half of 2011.

Income before share of equity in loss of affiliates and income tax expense. As a result of the foregoing factors, income before share of equity in loss of affiliates and income tax expense increased by $34.3 million. As a percentage of net revenues, income before share of equity in loss of affiliates and income tax expense increased from 12.1% in the first half of 2010 to 14.6% in the first half of 2011.

Equity in loss of affiliates. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia, and High Performance Partners.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $34.7 million. As a percentage of net revenues, income before income tax expense increased from 12.0% of net revenues in the first half of 2010 to 14.6% of net revenues in the first half of 2011.

Income tax expense. Our income tax expense increased from $12.1 million in the first half of 2010 to $27.5 million in the first half of 2011. This increase is primarily driven by the complete sunset of the India tax holiday under the STPI regime for remaining exempt locations effective March 31, 2011 and by higher tax rates applicable to Headstrong as a result of its jurisdictional mix of income.

Net income. As a result of the foregoing factors, net income increased by $19.3 million from $59.4 million in the first half of 2010 to $78.6 million in the first half of 2011. As a percentage of net revenues, our net income was 10.0% in the first half of 2010 and 10.8% in the first half of 2011.

Net income attributable to noncontrolling interest. The noncontrolling interest is primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest increased from $3.4 million in the first half of 2010 to $3.5 million in the first half of 2011.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $19.1 million from $56.0 million in the first half of 2010 to $75.1 million in the first half of 2011. As a percentage of net revenues, our net income was 9.4% in the first half of 2010 and 10.3% in the first half of 2011.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2010 and June 30, 2011 is presented below:

	As of December 31, 2010	As of June 30, 2011	% Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$404.0	$336.4	(16.7)%
Short-term investment	77.0	—	(100.0)
Short-term borrowings	—	252.0	100.0
Long-term debt due within one year	25.0	28.8	15.6
Long-term debt other than the current portion	—	88.5	100.0
Genpact Limited total shareholders’ equity	$1,478.7	$1,627.0	10.0%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $120.0 million of long-term debt to finance in part the acquisition of Headstrong.

Our cash and cash equivalents were $336.4 million as of June 30, 2011 compared to $404.0 million as of December 31, 2010. Our cash and cash equivalents as of June 30, 2011 were comprised of (a) $132.3 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $203.4 million in term deposits with banks to be used for medium term planned expenditure and capital requirements, and (c) $0.7 million as restricted cash balance.

We sold $129.5 million of U.S. Treasury bills in the second quarter of 2011 to finance in part the acquisition of Headstrong and do not have any balance in U.S. treasury bills as of June 30, 2011 compared to $77.0 million of U.S. Treasury bills held as of December 31, 2010 and $129.5 million of U.S. Treasury bills as of March 31, 2011.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,		% Change
	2010	2011	Increase/(Decrease)
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$10.0	$82.0	723.4%
Investing activities	18.1	(495.7)	(2831.5)
Financing activities	(14.6)	340.0	2427.0

Net increase (decrease) in cash and cash equivalents	$13.5	$(73.7)	(646.0)%

Cash flows from operating activities. Our net cash generated from operating activities was $82.0 million in the first half of 2011 compared to $10.0 million in the first half of 2010. Our net income adjusted for amortization and depreciation and other non-cash items increased by $23.5 million. The increase was also on account of better collections of accounts receivable by $10.6 million primarily due to improved receivables management and relatively consistent days sales outstanding in the first half of 2011 compared to increasing days sales outstanding in the first half of 2010. In addition, $30.4 million of the increase was attributable to better management of vendor payables including an increase in payable days and changes in employee related accruals primarily attributable to the Headstrong acquisition and incentives. Further, this increase was also due to reduction in payables in the first half of 2010 attributable to renegotiation of certain vendor contracts and changes in employee programs and policies.

Cash flows from investing activities. Our net cash used in investing activities was $495.7 million in the first half of 2011 compared to $18.1 million of net cash provided by investing activities in the first half of 2010. This was primarily due to payment of $561.1 million, net of cash acquired, for the acquisitions of Headstrong and Akritiv in the first half of 2011 compared to $42.6 million paid for business acquisitions, net of cash acquired in the first half of 2010. We received $77.0 million from the sale of U.S. treasury bills, net of purchases, during the first half of 2011, compared to net realization of $89.6 million from the sale of U.S. Treasury bills and $9.8 million from redemption of deposits with GE India during the first half of 2010. We sold U.S. treasury bills in the second quarter of 2011 to finance in part the acquisition of Headstrong. In addition, we paid $12.1 million in the first half of 2011 for purchases of property, plant and equipment compared to $36.9 million in the first half of 2010, primarily driven by better planning and utilization of existing infrastructure (including IT) to create capacity.

Cash flows from financing activities. Our net cash provided by financing activities was $340.0 million in the first half of 2011, compared to $14.6 million of cash used in financing activities in the first half of 2010. The increase was primarily due to proceeds received from short term borrowings (net of repayments) of $252.0 million and long-term debt (net of repayment of $25.0 million due under the credit agreement terminated in April 2011) of $95.0 million compared to repayment of $0.2 million of short term debt and $20.0 million of long term debt as part of our scheduled repayments under our credit agreement in the first half of 2010. In addition, we paid the non controlling partners of ICE $3.2 million in the six months ended June 30, 2011 compared to $3.5 million in the six months ended June 30, 2010. We received $6.0 million as proceeds from the issuance of common shares on exercise of employee stock options in the six months ended June 30, 2011 compared to $11.8 million in the six months ended June 30, 2010. We also paid $8.3 million in expenses directly relating to the new credit facility entered into during the second quarter of 2011.

Financing Arrangements

On April 29, 2011, we terminated a credit agreement which had an outstanding term loan of $12.5 million and a revolving credit facility of $145.0 million. On May 3, 2011, we entered into a new credit agreement of $380.0 million consisting of a $120.0 million term loan and a $260.0 million revolving credit facility. Borrowings under the new credit agreement bear interest at a rate equal to LIBOR plus an applicable margin equal to 1.65% per annum. The revolving credit commitments under the credit agreement are subject to a commitment fee equal to 0.70% on the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving and swing line loans and letter of credit obligations.

Total long-term debt excluding capital lease obligations was $117.3 million as of June 30, 2011 compared to $25.0 million as of December 31, 2010. The increase in long-term debt (net of repayment) is due to new borrowings to finance in part the acquisition of Headstrong. The weighted average rate of interest with respect to outstanding debt under the credit facility was 1.0% and 1.8% for the six months ended June 30, 2010 and 2011, respectively. In addition, we must comply with covenants pertaining to interest coverage, leverage and the positive net worth of our Indian business. This debt is also secured by a pledge on certain of our property and assets including equipment, accounts receivable, bank accounts and other current and non current assets. For the quarter ended June 30, 2011, we are in material compliance with all the covenants and undertakings described above.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of June 30, 2011, short-term credit facilities available to us aggregated $260.0 million, which are under the same agreement as our new long-term debt facility. Out of this, a total of $259.0 million was utilized, representing a funded drawdown of $252.0 million and non-funded drawdown of $7.0 million. In addition, we have fund-based and non-fund-based credit facilities of $17.4 million with banks for operational requirements, out of which a total of $4.0 million was utilized which represented non funded drawdown.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2011:

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Short-term borrowings	$252.0	$—	$—	$—	$252.0
Long-term debt	28.8	43.9	44.6	—	117.3
Capital leases	2.2	1.8	0.2	—	4.2
Operating leases	35.0	54.1	40.3	30.4	159.8
Purchase obligations	9.5	—	—	—	9.5
Capital commitments net of advances	6.8	—	—	—	6.8
Other long-term liabilities	23.9	19.7	0.9	—	44.5

Total contractual cash obligations	$358.3	$119.5	$86.0	$30.4	$594.2

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part-II Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently issued accounting pronouncements

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement in Accounting Standards Update No. 2011-04 — “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this Update are effective for fiscal years, and interim periods beginning on or after December 15, 2011, which for the Company is the first quarter of 2012. These changes are required to be applied prospectively. The Company does not expect a significant impact upon adoption of the provisions of the FASB guidance on the Company’s consolidated financial statements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. The amendments in this Update are effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which for the Company is the first quarter in 2012. The adoption of this amendment will result in a change to the Company’s current presentation of comprehensive income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011, other than those controls that were added by virtue of our acquisition of Headstrong, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the quarter ended June 30, 2011, our management excluded an evaluation of the disclosure controls and procedures of Headstrong, a company we acquired on May 3, 2011. See Note 3 to the Consolidated Financial Statements for a discussion of the acquisition.

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

We used $98.1 million of the net proceeds from our initial public offering to repay revolving loan indebtedness outstanding under our credit facility. In addition, we used $130.0 million of the net proceeds from our initial public offering partially to repay long term indebtedness outstanding under our credit facility in accordance with the regular payment schedule for such indebtedness.

We paid $16.3 million in January 2010 for the arrangement with Walgreens, acquired Symphony for $29.3 million in February 2010 and acquired Akritiv for $1.6 million in March 2011. The remaining proceeds of $19.2 million were used as part of the consideration to acquire Headstrong. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on August 2, 2007.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Amendment Restatement and Syndication Agreement, dated June 16, 2011, by and among the Registrant, Genpact International, Inc., Headstrong Corporation, Bank of America, N.A., as administrative agent and collateral agent, and the other existing lenders and new lenders party thereto.*

10.2	Master Services Agreement dated October 10, 2009 between Genpact India and Carnation Auto India Pvt. Ltd.*

23.1	Consent of Ernst & Young.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2010 and June 30, 2011, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the six months ended June 30, 2010 and June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2011, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of

1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2011

GENPACT LIMITED

By:	/S/ NV Tyagarajan
NV Tyagarajan
Chief Executive Officer

By:	/S/ Mohit Bhatia
Mohit Bhatia
Chief Financial Officer

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Amendment Restatement and Syndication Agreement, dated June 16, 2011, by and among the Registrant, Genpact International, Inc., Headstrong Corporation, Bank of America, N.A., as administrative agent and collateral agent, and the other existing lenders and new lenders party thereto.*

10.2	Master Services Agreement dated October 10, 2009 between Genpact India and Carnation Auto India Pvt. Ltd.*

23.1	Consent of Ernst & Young.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2010 and June 30, 2011, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the six months ended June 30, 2010 and June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2011, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.