Form 10-Q
period 2011-09-30
Genpact LTD
filed 2011-11-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2011

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of November 2, 2011 was 222,021,263.

i

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2010	As of September 30, 2011
Assets
Current assets
Cash and cash equivalents	4	$404,034	$409,065
Short term investments	5	76,985	—
Accounts receivable, net	6	174,654	255,715
Accounts receivable from related party, net	6, 21	131,271	139,947
Deferred tax assets	20	21,985	19,551
Due from related party	21	3	3,791
Prepaid expenses and other current assets		126,848	171,544

Total current assets		$935,780	$999,613
Property, plant and equipment, net	9	197,166	180,633
Deferred tax assets	20	35,099	74,227
Investment in equity affiliates	21	1,913	286
Customer-related intangible assets, net	10	33,296	88,793
Marketing-related intangible assets, net	10	—	20,952
Other intangible assets, net	10	51	3,114
Goodwill	10	570,153	954,185
Other assets		120,003	106,663

Total assets		$1,893,461	$2,428,466

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	Notes	As of December 31, 2010	As of September 30, 2011
Liabilities and equity
Current liabilities
Short-term borrowings	14	$—	$252,000
Current portion of long-term debt	15	24,950	28,932
Current portion of capital lease obligations		702	1,168
Current portion of capital lease obligations payable to related party	21	1,188	887
Accounts payable		12,206	9,785
Income taxes payable	20	8,064	54,630
Deferred tax liabilities	20	489	862
Due to related party	21	4,030	1,451
Accrued expenses and other current liabilities		270,919	290,243

Total current liabilities		$322,548	$639,958
Long-term debt, less current portion	15	—	88,714
Capital lease obligations, less current portion		741	905
Capital lease obligations payable to related party, less current portion		1,748	983
Deferred tax liabilities	20	2,953	1,650
Due to related party	21	10,683	13,982
Other liabilities		73,546	126,235

Total liabilities		$412,219	$872,427

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 220,916,960 and 221,995,792 issued and outstanding as of December 31, 2010 and September 30, 2011, respectively		2,208	2,218
Additional paid-in capital		1,105,610	1,133,926
Retained earnings		421,092	544,266
Accumulated other comprehensive income (loss)		(50,238)	(127,566)

Genpact Limited shareholders’ equity		$1,478,672	$1,552,844
Noncontrolling interest		2,570	3,195

Total equity		$1,481,242	$1,556,039
Commitments and contingencies

Total liabilities and equity		$1,893,461	$2,428,466

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2010	2011	2010	2011
Net revenues
Net revenues from services - related party	21	$122,759	$123,290	$354,011	$359,035
Net revenues from services - others		198,812	306,275	563,406	798,707

Total net revenues		321,571	429,565	917,417	1,157,742

Cost of revenue
Services	16, 21	204,833	268,312	572,619	736,830

Total cost of revenue		204,833	268,312	572,619	736,830

Gross profit		$116,738	$161,253	$344,798	$420,912
Operating expenses:
Selling, general and administrative expenses	17, 21	71,272	95,868	219,440	250,033
Amortization of acquired intangible assets	10	3,875	5,754	12,159	13,971
Other operating (income) expense, net	18, 21	(839)	2,883	(4,780)	2,592

Income from operations		$42,430	$56,748	$117,979	$154,316
Foreign exchange (gains) losses, net		(5,513)	(9,736)	73	(12,433)
Other income (expense), net	19, 21	1,210	2,147	3,324	8,271

Income before Equity-method investment activity, net and income tax expense		$49,153	$68,631	$121,230	$175,020
Equity-method investment activity, net		104	21	709	289

Income before income tax expense		$49,049	$68,610	$120,521	$174,731
Income tax expense	20	7,490	18,907	19,572	46,386

Net Income		$41,559	$49,703	$100,949	$128,345
Net income attributable to noncontrolling interest		1,428	1,657	4,797	5,171

Net income attributable to Genpact Limited shareholders		$40,131	$48,046	$96,152	$123,174

Net income available to Genpact Limited common shareholders	13	$40,131	$48,046	$96,152	$123,174
Earnings per common share attributable to Genpact Limited common shareholders	13
Basic		$0.18	$0.22	$0.44	$0.56
Diluted		$0.18	$0.21	$0.43	$0.54

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		219,630,410	221,771,264	218,847,260	221,359,288
Diluted		224,831,250	226,772,299	224,583,494	226,153,992

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2010	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747
Issuance of common shares on exercise of options (Note 12)	2,795,669	28	18,000	—	—	—	18,028
Issuance of common shares under the employee share purchase plan (Note 12)	32,389	—	444	—	—	—	444
Issuance of common shares on vesting of restricted share units (Note 12)	37,500	—	—	—	—	—	—
Noncontrolling interest on business acquisition	—	—	—	—	—	502	502
Distribution to noncontrolling interest	—	—	—	—	—	(4,700)	(4,700)
Stock-based compensation expense (Note 12)	—	—	14,963	—	—	—	14,963
Comprehensive income:
Net income	—	—	—	96,152	—	4,797	100,949
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	43,765	—	43,765
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	202	—	202
Currency translation adjustments	—	—	—	—	6,738	(359)	6,379

Comprehensive income (loss)							$151,295

Balance as of September 30, 2010	220,298,649	$2,202	$1,096,711	$375,063	$(96,288)	$2,591	$1,380,279

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of shares	Amount
Balance as of January 1, 2011	220,916,960	$2,208	$1,105,610	$421,092	$(50,238)	$2,570	$1,481,242
Issuance of common shares on exercise of options (Note 12)	946,840	9	10,106	—	—	—	10,115
Issuance of common shares under the employee share purchase plan (Note 12)	35,742	—	499	—	—	—	499
Issuance of common shares on vesting of restricted share units (Note 12)	96,250	1	(1)	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	(4,680)	(4,680)
Stock-based compensation expense (Note 12)	—	—	17,712	—	—	—	17,712
Comprehensive income:
Net income	—	—	—	123,174	—	5,171	128,345
Other comprehensive income:
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	(30,563)	—	(30,563)
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	(11)	—	(11)
Currency translation adjustments	—	—	—	—	(46,754)	134	(46,620)

Comprehensive income (loss)							$51,151

Balance as of September 30, 2011	221,995,792	$2,218	$1,133,926	$544,266	$(127,566)	$3,195	$1,556,039

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2010	2011
Operating activities
Net income attributable to Genpact Limited shareholders	$96,152	$123,174
Net income attributable to noncontrolling interest	4,797	5,171

Net income	$100,949	$128,345

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	43,128	44,552
Amortization of debt issue costs	310	1,264
Amortization of acquired intangible assets	12,400	14,094
Reserve (release) for doubtful receivables	(1,373)	5,944
Gain on business acquisition	(247)	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(393)	(6,397)
Equity-method investment activity, net	709	289
Stock-based compensation expense	14,963	17,712
Deferred income taxes	(5,719)	(3,722)
Others, net	152	5,320
Change in operating assets and liabilities:
Increase in accounts receivable	(40,657)	(36,568)
Increase in other assets	(49,536)	(48,564)
Decrease in accounts payable	(300)	(2,152)
(Decrease) increase in accrued expenses and other current liabilities	(23,288)	10,274
Increase in income taxes payable	24,043	42,886
Increase in other liabilities	2,823	3,807

Net cash provided by operating activities	$77,964	$177,084

Investing activities
Purchase of property, plant and equipment	(47,690)	(22,263)
Proceeds from sale of property, plant and equipment	916	687
Investment in affiliates	(2,324)	—
Purchase of short term investments	(85,971)	(129,458)
Proceeds from sale of short term investments	175,584	206,443
Short term deposits placed with related party	(6,485)	—
Redemption of short term deposits with related party	16,213	—
Payment for business acquisitions, net of cash acquired	(42,575)	(561,767)

Net cash provided by (used for) investing activities	$7,668	$(506,358)

Financing activities
Repayment of capital lease obligations	(3,486)	(2,027)
Proceeds from long-term debt	—	120,000
Repayment of long-term debt	(32,500)	(25,000)
Short-term borrowings, net	(165)	252,000
Proceeds from issuance of common shares under stock based compensation plans	18,472	10,614
Direct cost incurred in relation to Debt	—	(9,115)
Distribution to noncontrolling interest	(4,700)	(4,680)

Net cash provided by (used for) financing activities	$(22,379)	$341,792

Effect of exchange rate changes	8,882	(7,487)
Net increase in cash and cash equivalents	63,253	12,518
Cash and cash equivalents at the beginning of the period	288,734	404,034

Cash and cash equivalents at the end of the period	$360,869	$409,065

Supplementary information
Cash paid during the period for interest	$1,293	$4,036
Cash paid during the period for income taxes	$28,872	$42,212
Property, plant and equipment acquired under capital lease obligation	$1,066	$1,438

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1. Organization

(a) Nature of Operations

The Company is a global leader in business process and technology management. The Company combines its process expertise, information technology expertise and analytical capabilities, together with operational insight derived from its experience in diverse industries, to provide a wide range of services using its global delivery platform. The Company’s service offerings include finance and accounting, collections and customer service, insurance services, supply chain and procurement, analytics, enterprise application services, business consulting, domain consulting and IT infrastructure services. The Company delivers services from a global network of approximately 51 locations in seventeen countries. The Company’s service delivery locations, referred to as Delivery Centers, are in India, the United States (“U.S.”), China, Mexico, Romania, The Netherlands, Hungary, The Philippines, Spain, Poland, Guatemala, South Africa, Japan, Brazil, Columbia, United Arab Emirates and Morocco.

(b) Secondary Offering

On March 24, 2010, the Company completed a secondary offering of its common shares by certain of its shareholders that was priced at $15 per share. The offering consisted of 38,640,000 common shares, which included the underwriters’ exercise of their option to purchase an additional 5,040,000 common shares from the Company’s shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering. The Company incurred expenses in connection with the secondary offering of approximately $591 included under other income (expense), net in the Consolidated Statements of Income for the year 2010. Upon the completion of the secondary offering, the General Electric Company’s (“GE”) shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s).

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

The accompanying unaudited interim consolidated financial statements have been prepared on a consolidated basis and reflect the financial statements of Genpact Limited and all of its subsidiaries that are more than 50% owned and controlled, and variable interest entities in which the Company is the primary beneficiary. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting. All inter-company transactions and balances are eliminated in consolidation.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (continued)

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the carrying amount of property, plant and equipment, intangibles and goodwill, the reserve for doubtful receivables and the valuation allowance for deferred tax assets, the valuation of derivative financial instruments, the measurements of stock-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the consolidated financial statements.

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

Intangible assets acquired individually or with a group of other assets or in a business combination are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	2-14 years
Marketing-related intangible assets	1-10 years
Contract-related intangible assets	1 year
Other intangible assets	3-9 years

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

(Unaudited)

(In thousands, except per share data)

2. Summary of significant accounting policies (continued)

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term investments are with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 43% and 35% of receivables as of December 31, 2010 and September 30, 2011, respectively. GE accounted for 39% and 31% of revenues for the nine months ended September 30, 2010 and 2011, respectively, and for 38% and 29% of revenues for the three months ended September 30, 2010 and 2011, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

3. Business acquisitions

(a) Headstrong Corporation

On May 3, 2011, the Company acquired 100% of the outstanding common shares of Headstrong Corporation, a Delaware corporation (“Headstrong”) for $550,000 in cash subject to adjustment based on closing date net working capital, funded indebtedness, seller expenses and amount of cash and cash equivalents. The total preliminary estimated purchase price of the acquisition, net of $25,845 of cash acquired and including $19,205 seller expense liability assumed, is $558,455. There are no contingent consideration arrangements in connection with the acquisition. As per the terms of the acquisition agreement with sellers, the preliminary estimated purchase consideration is comprised of the following:

Enterprise value	$550,000
Estimated net working capital adjustment	8,455

Cash and cash equivalents	25,845

Funded Indebtedness	—
Seller expenses liability	(19,205)

Total preliminary estimated purchase price	$565,095

As of the date of these financial statements, the purchase consideration for the acquisition is pending adjustment for closing working capital and final settlement of seller expenses. As part of acquisition, the total amount paid by the Company, net of $25,845 of cash acquired, is $559,512 (including $19,205 of seller expenses). Of the above consideration paid, an amount of $1,057 representing excess of cash paid over preliminary estimated purchase consideration which was accounted for as an amount recoverable from sellers in the period ended June 30, 2011 has been recovered during the current period.

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

Preliminary estimated cash consideration	$565,095
Acquisition related costs included in selling, general and administrative expenses	5,616
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25,845
Current assets	62,237
Tangible fixed assets, net	14,634
Intangible assets	91,020
Deferred tax assets, net	18,346
Other non-current assets	11,968
Current liabilities	(42,650)
Long term liabilities	(6,274)

Total identifiable net assets assumed	$175,126
Goodwill	389,969

Total	$565,095

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

	Preliminary estimated value	Estimated useful life
Customer related intangibles	$68,450	2 to 11 years
Marketing related intangibles	21,820	10 years
Other intangibles	750	7 years

The weighted average amortization period in respect of the acquired intangible assets is 10 years.

The results of operations of Headstrong and the fair value of the assets and liabilities are included in the Company’s Consolidated Statements of Income from May 3, 2011, the date of acquisition. For the period from the acquisition date through September 30, 2011, Headstrong contributed revenue of $111,655 and net income of $3,280.

Pro Forma Financial Information

The unaudited pro forma financial information presented below for the nine months ended September 30, 2010 and 2011 summarizes the combined results of operations as if the Headstrong acquisition had been completed as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

	Actual as reported		Pro forma
	Nine months ended		Nine months ended
	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011
Net revenue	$917,417	$1,157,742	$1,077,651	$1,239,533
Net income from continuing operations	$96,152	$123,174	$106,776	$135,641
Earnings per share
Basic	$0.44	$0.56	$0.49	$0.61
Diluted	$0.43	$0.54	$0.48	$0.60

The pro forma net income from continuing operations as above has been adjusted to exclude acquisition related cost of $19,205 and $5,616 incurred by the seller and the Company, respectively, during the nine months ended September 30, 2011.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of combined operations.

(b) Akritiv Technologies, Inc.

On March 14, 2011, the Company acquired 100% of the outstanding equity interest in Akritiv Technologies, Inc., a Delaware corporation (“Akritiv”), for cash consideration of $1,564 and a contingent earn-out component (ranging from $0 to $3,500 based on EBIT levels generated in year ending March 2012, 2013 and 2014), which had an estimated fair value of $1,731 at the acquisition date. Acquisition-related costs incurred by the Company amounted to $30, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. Through this acquisition, the Company acquired proprietary technology platform and software as a service delivered solutions for functions such as credit and accounts receivable management. This will provide an end-to-end offering to clients for receiving and processing customer sales. Goodwill recorded in connection with Akritiv acquisition amounted to $2,992, which has been allocated to our Americas reporting unit.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

3. Business acquisitions (continued)

The acquisition of Akritiv was accounted for as a business combination, in accordance with the acquisition method. The operations of Akritiv and the estimated fair values of the assets and liabilities have been included in the Company’s consolidated financial statements from the date of acquisition of March 14, 2011.

The purchase price has been allocated based on management’s estimates of the fair values of the acquired assets and liabilities as follows:

Net assets and liabilities	$(166)
Other intangible assets	600
Goodwill	2,992
Deferred tax liabilities, net	(131)

$3,295

The above acquired technology related intangible assets have estimated useful lives of 8 years.

(c) Nissan Human Information Services Co., Ltd.

On July 1, 2011, the Company acquired 100% of the outstanding equity interest in Nissan Human Information Services Co., Ltd., a Japanese corporation (“NHIS”), for cash consideration of $2,000. There are no contingent consideration arrangements in connection with the acquisition. Subsequent to the acquisition, NHIS was renamed as Genpact Japan Services Co., Ltd. Acquisition-related costs incurred by the Company amounted to $263, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. This acquisition provides additional delivery capabilities in HR services in Japan. Goodwill recorded in connection with NHIS acquisition amounted to $12 which has been allocated to our China reporting unit.

The acquisition of NHIS was accounted for as a business combination, in accordance with the acquisition method. The operations of NHIS and the estimated fair values of the assets and liabilities have been included in the Company’s consolidated financial statements from the date of acquisition of July 1, 2011.

The purchase price has been allocated based on management’s estimates of the fair values of the acquired assets and liabilities as follows:

Cash and cash equivalents	$256
Current assets	5,624
Tangible fixed assets, net	735
Intangible assets	452
Deferred tax assets, net	265
Other non-current assets	20
Current liabilities	(5,364)
Goodwill	12

$2,000

The above acquired customer related intangible asset has estimated useful life of 14 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

3. Business acquisitions (continued)

(d) High Performance Partners LLC

On August 24, 2011, the Company acquired an additional 72.79% of the membership interests of High Performance Partners LLC (“HPP”), thereby increasing its interest from 27.21% to 100% and providing the Company control over HPP as a wholly owned subsidiary. The Company acquired the 72.79% membership interest for a contingent earn-out consideration ranging from $0 to $16,000 (based on Earnings Before Interest Depreciation Tax and Amortization (EBIDTA) levels generated in 42 months following the acquisition, free cash flows generated, successful completion of certain sale transactions and revenue generated by the Company’s existing business that utilizes HPP technology), which had a preliminary estimated fair value of $6,417 at the acquisition date. Acquisition-related costs incurred by the Company amounted to $49, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income.

HPP provides innovative solutions for the mortgage market through its proprietary Quantum Mortgage Technology, including consulting and business solutions. Through the acquisition of HPP, Genpact has acquired the Quantum software platform that can support its Mortgage Business Process. Goodwill recorded in connection with the HPP acquisition amounted to $5,988 which has been allocated to our Americas reporting unit.

The Company previously accounted for its 27.21% interest in HPP as an equity method investment. The Company re-measured this equity interest to fair value at the acquisition date and recognized a non-cash gain of $17 in the Consolidate Statements of Income under “equity-method investment activity”.

The following table summarizes the preliminary consideration to acquire HPP and the preliminary amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the Company’s existing investment in HPP at the acquisition date:

Acquisition date fair value of contingent consideration	$6,417
Acquisition date fair value of the Company’s investment in HPP held before the business combination	1,326

Total	$7,743
Recognized amounts of identifiable assets acquired and liabilities assumed
Intangible assets	$1,863
Current liabilities	(108)

Total identifiable net assets assumed	$1,755
Goodwill	5,988

Total	$7,743

The above technology related intangibles have estimated useful lives of 7 to 9 years.

4. Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2010 and September 30, 2011 comprise:

	As of December 31, 2010	As of September 30, 2011
Deposits with banks	$208,072	$240,635
U.S. Treasury bills	91,490	—
Other cash and bank balances	104,472	168,430

Total	$404,034	$409,065

The cash and cash equivalents as of December 31, 2010 and September 30, 2011 include restricted cash balance of $0 and $421, respectively. Restrictions are primarily on account of margin money against derivative instruments.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

5. Short term investments

The components of the Company’s short term investments as of December 31, 2010 and September 30, 2011 are as follows:

	As of December 31, 2010
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$76,974	$11	$—	$76,985

Total	$76,974	$11	$—	$76,985

	As of September 30, 2011
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$—	$—	$—	$—

Total	$—	$—	$—	$—

6. Accounts receivable, net of reserve for doubtful receivables

Accounts receivable were $308,851 and $404,457, and reserve for doubtful receivables were $2,926 and $8,795, resulting in net accounts receivable balances of $305,925 and $395,662, as of December 31, 2010 and September 30, 2011, respectively. In addition, accounts receivable due after one year of $10,454 and $13,034 as of December 31, 2010 and September 30, 2011, respectively are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $131,959 and $140,950, and reserve for doubtful receivables were $688 and $1,003, resulting in net accounts receivable balances of $131,271 and $139,947, as of December 31, 2010 and September 30, 2011 respectively.

7. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and notes, and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and loans held for sale were determined using the following inputs as of December 31, 2010 and September 30, 2011:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

7. Fair Value Measurements (continued)

	As of September 30, 2011
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$13,011	$—	$13,011	$—
Loans held for sale (Note a)	530	—	—	530

Total	$13,541	$—	$13,011	$530

Liabilities
Derivative Instruments (Note b)	$99,451	$—	$99,451	$—

Total	$99,451	$—	$99,451	$—

(a)	Included in prepaid expenses and other current assets, and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities, and other liabilities in the consolidated balance sheets.
(c)	Included in either cash and cash equivalents or short term investments, depending on the maturity profile, in the consolidated balance sheets.

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Opening balance, net	$605	$529	$552	$530
Impact of fair value included in earnings	7	8	81	8
Settlements	(9)	(7)	(30)	(8)

Closing balance, net	$603	$530	$603	$530

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

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (continued)

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2010	As of September 30, 2011	As of December 31, 2010	As of September 30, 2011
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,937,497	$1,821,100	$(19,405)	$(82,592)
United States Dollars (sell) Mexican Peso (buy)	14,400	9,600	510	(511)
United States Dollars (sell) Philippines Peso (buy)	51,950	44,600	2,210	1,319
Euro (sell) United States Dollars (buy)	61,426	79,222	953	1,123
Euro (sell) Hungarian Forints (buy)	13,408	12,702	341	(228)
Euro (sell) Romanian Leu (buy)	55,392	58,388	591	(474)
Japanese Yen (sell) Chinese Renminbi (buy)	66,970	64,634	(6,930)	(7,211)
Pound Sterling (sell) United States Dollars (buy)	71,463	90,012	1,680	2,073
Australian Dollars (sell) United States Dollars (buy)	58,577	72,485	(6,287)	61

			$(26,337)	$(86,440)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchases of services. In addition to this program the Company also has derivative instruments that are not accounted for as hedges under the FASB guidance to hedge the foreign exchange risks related to balance sheet items such as receivables including forecasted receivables, and inter-company borrowings denominated in currencies other than the underlying functional currency.

The fair value of the derivative instruments and their location in the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2010	As of September 30, 2011	As of December 31, 2010	As of September 30, 2011
Assets
Prepaid expenses and other current assets	$10,186	$8,658	$1,202	$—
Other assets	$26,638	$4,353	$—	$—
Liabilities
Accrued expenses and other current liabilities	$44,577	$24,868	$58	$12,311
Other liabilities	$19,728	$62,272	$—	$—

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

In connection with cash flow hedges, the Company has recorded as a component of accumulated other comprehensive income (loss) or OCI within equity a gain (loss) of ($18,235), and ($48,798), net of taxes, as of December 31, 2010 and September 30, 2011, respectively.

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from accumulated OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from Accumulated OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2010	2011		2010	2011	2010	2011		2010	2011	2010	2011
Forward foreign exchange contracts	$10,466	$(72,060)	Revenue	$(1,142)	$(3,070)	$(3,183)	$(7,307)	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(15,285)	2,390	(42,049)	(15,067)
			Selling, general and administrative expenses	(3,286)	612	(10,403)	(3,039)

	$10,466	$(72,060)		$(19,713)	$(68)	$(55,635)	$(25,413)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

8. Derivative financial instruments (continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivatives	Amount of (Gain) Loss recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2010	2011	2010	2011
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(1,924)	$9,613	(8,243)	9,610
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	—	—	(234)	—

		$(1,924)	$9,613	$(8,477)	$9,610

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables including forecasted receivables, and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the Consolidated Statements of Income.
(b)	These forward foreign exchange contracts were initially designated as cash flow hedges under FASB guidance on Derivatives and Hedging. The net (gains) losses amounts of $(234) and $0 for the nine months ended September 30, 2010 and 2011 respectively, and the net (gains) losses amounts of $0 and $0 for the three months ended September 30, 2010 and 2011 respectively, include the recognition of losses for certain derivative contracts accounted for within accumulated other comprehensive income (loss). These losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. These amounts represent subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the Consolidated Statements of Income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2010	As of September 30, 2011
Property, plant and equipment, gross	$440,570	$457,106
Less: Accumulated depreciation and amortization	(243,404)	(276,473)

Property, plant and equipment, net	$197,166	$180,633

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2010 and 2011 was $37,014, and $35,708 respectively, and for the three months ended September 30, 2010 and 2011 was $12,445 and $11,869 respectively. The amount of computer software amortization for the nine months ended September 30, 2010 and 2011 was $10,043 and $9,987, respectively, and for the three months ended September 30, 2010 and 2011 was $3,300 and $3,480, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $3,929 and $1,143 for the nine months ended September 30, 2010 and 2011, respectively, and $1,377 and ($198) for the three months ended September 30, 2010 and 2011, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2010 and nine months ended September 30, 2011:

	As of December 31, 2010	As of September 30, 2011
Opening balance	$548,723	$570,153
Goodwill relating to acquisitions consummated during the period	16,251	398,961
Effect of exchange rate fluctuations	5,179	(14,929)

Closing balance	$570,153	$954,185

The total amount of goodwill deductible for tax purposes is $10,474 and $7,633 as of December 31, 2010 and September 30, 2011, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2010			As of September 30, 2011
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$222,285	$188,989	$33,296	$285,949	$197,156	$88,793
Marketing-related intangible assets	15,835	15,835	—	37,378	16,426	20,952
Contract-related intangible assets	1,423	1,423	—	1,358	1,358	—
Other intangible assets	318	267	51	3,541	427	3,114

	$239,861	$206,514	$33,347	$328,226	$215,367	$112,859

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

10. Goodwill and intangible assets (continued)

Amortization expenses for intangible assets as disclosed in the Consolidated Statements of Income under amortization of acquired intangible assets for the nine months ended September 30, 2010 and 2011 were $12,159 and $13,971, respectively, and for the three months ended September 30, 2010 and 2011 were $3,875 and $5,754, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the nine months ended September 30, 2010 and 2011 was $241 and $123, respectively, and for the three months ended September 30, 2010 and 2011 were $76 and $40, respectively, and has been reported as a reduction of revenue. As of September 30, 2011, the unamortized value of the intangible asset was $117, which will be amortized in future periods and reported as a reduction of revenue.

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

Net defined benefit plan costs for the three months and nine months ended September 30, 2010 and 2011 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Service costs	$596	$772	$1,808	$2,326
Interest costs	234	349	710	1,062
Amortization of actuarial loss	87	130	264	407
Expected return on plan assets	(196)	(165)	(593)	(495)

Net Gratuity Plan costs	$721	$1,086	$2,189	$3,300

Defined contribution plans

During the three months and nine months ended September 30, 2010 and 2011, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
India	$2,632	$5,728	$7,522	$9,047
U.S.	361	997	1,191	1,655
U.K.	193	582	627	789
Hungary	16	16	32	29
China	2,130	4,529	5,810	6,702
Mexico	11	13	37	24
South Africa	81	223	252	249
Morocco	24	71	85	107

Total	$5,448	$12,159	$15,556	$18,602

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Stock based compensation

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

The stock-based compensation costs relating to above plans during the nine months ended September 30, 2010 and 2011, were $14,912 and $17,648 respectively, and for the three months ended September 30, 2010 and 2011, were $4,661 and $9,129, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

There are no significant changes to the assumptions used to estimate the fair value of options granted during the nine months ended September 30, 2011.

A summary of the options granted during the nine months ended September 30, 2011 is set out below:

	Nine months ended September 30, 2011
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2011	15,989,356	$10.84	6.4	$—
Granted	250,000	15.34	—	—
Forfeited	(1,089,821)	14.36	—	—
Expired	(164,922)	15.49	—	—
Exercised	(946,840)	10.68	—	3,990

Outstanding as of September 30, 2011	14,037,773	$10.60	5.7	$63,430

Vested and exercisable as of September 30, 2011 and expected to vest thereafter (Note a)	13,353,241	$10.60	5.7	$60,774
Vested and exercisable as of September 30, 2011	7,904,260	$8.21	4.9	$52,557
Weighted average grant date fair value of grants during the period	$6.21

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of September 30, 2011, the total remaining unrecognized stock-based compensation costs for options expected to vest amounted to $20,479, which will be recognized over the weighted average remaining requisite vesting period of 1.92 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Stock based compensation (continued)

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

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the nine months ended September 30, 2011 is set out below:

	Nine months ended September 30, 2011
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	23,653	$14.04
Granted	—	—
Vested and allotted	(23,653)	14.04
Forfeited	—	—

Outstanding as of September 30, 2011	—	$—

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

A summary of RSUs granted during the nine months ended September 30, 2011 is set out below:

	Nine months ended September 30, 2011
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	1,016,000	$13.61
Granted	954,848	16.27
Vested*	(144,250)	10.58
Forfeited	(206,757)	13.67

Outstanding as of September 30, 2011	1,619,841	$15.44

Expected to vest	1,389,310

*	Vested RSUs include 48,000 RSUs, the shares in respect of which will be issued on December 31, 2012.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Stock based compensation (continued)

As of September 30, 2011, the total remaining unrecognized stock-based compensation costs related to RSUs amounted to $16,228 which will be recognized over the weighted average remaining requisite vesting period of 2.87 years.

Performance Units

The Company also grants stock awards in the form of Performance Units or PUs under the 2007 Omnibus Plan.

The Company granted PUs, wherein each PU represents the right to receive a common share based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight line basis over the vesting term and for awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PUs activity during the nine months ended September 30, 2011 is set out below:

	Nine months ended September 30, 2011
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2011	895,333	$15.38	1,343,000
Granted	1,682,196	15.05	2,346,995
Vested	—	—	—
Forfeited	(101,314)	15.90	(145,393)

Outstanding as of September 30, 2011	2,476,215	$15.14	3,544,602

Performance units expected to vest	2,209,662

As of September 30, 2011, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $24,400 which will be recognized over the weighted average remaining requisite vesting period of 1.92 years.

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

For the August 2010 performance unit grant to the former CEO, who changed his role to Non-Executive Vice-Chairman as of June 17, 2011, in addition to the modification made to the performance metrics from revenue and EBITDA growth to revenue and adjusted operating income growth, because the award vests based on annual performance targets whereas the awards to the employees vest based on average performance over three years, revision has been made to the performance targets in order to make the performance targets consistent with performance unit grants made to employees in first quarter of 2011.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

12. Stock based compensation (continued)

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

During the nine months ended September 30, 2010 and 2011, common shares issued under ESPP were 32,389 and 35,742, respectively.

The ESPP was considered as non compensatory under the FASB guidance on Compensation-Stock Compensation until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the nine months ended September 30, 2010 and 2011, was $51 and $64, respectively, and for the three months ended September 30, 2010 and 2011, was $17 and $24 respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 9,585,407 and 7,078,561 for the nine months ended September 30, 2010 and 2011, respectively, and is 8,752,810 and 6,561,228 for the three months ended September 30, 2010 and 2011, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

13. Earnings per share (continued)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Net income attributable to Genpact Limited common shareholders	$40,131	$48,046	$96,152	$123,174
Weighted average number of common shares used in computing basic earnings per common share	219,630,410	221,771,264	218,847,260	221,359,288
Dilutive effect of stock based awards	5,200,840	5,001,035	5,736,234	4,794,704

Weighted average number of common shares used in computing dilutive earnings per common share	224,831,250	226,772,299	224,583,494	226,153,992

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.18	$0.22	$0.44	$0.56
Diluted	$0.18	$0.21	$0.43	$0.54

14. Short-term borrowings

The Company has the following borrowing facilities:

(a)	fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees, short-term loans excluding forward hedging. As of September 30, 2011, the limits available was $20,560 and an amount of $4,082 was outstanding for non funded facility.

(b)	fund-based and non-fund-based revolving credit facilities of $260,000 for operational requirements expiring May 2015. This was initially used for the acquisition of Headstrong Corporation. As of September 30, 2011, a total of $259,133 was utilized, representing a funded drawdown of $252,000 and non-funded drawdown of $7,133. These facilities bear interest at LIBOR plus a margin 1.65%. Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on further indebtedness of the Company.

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

The outstanding term loan amounting to $120,000 bears interest at LIBOR plus a margin of 1.65%. The interest rate as of September 30, 2011 was 1.88%. Indebtedness under the loan agreement is secured by certain assets, and the agreement contains certain covenants including a restriction on further indebtedness of the Company. The entire amount remains outstanding as of September 30, 2011. This will be repaid over four years through semi – annual repayments of $15,000 commencing six months from the initial drawdown of May 3, 2011.

The maturity profile of the term loan, net of debt amortization expense is as follows:

Year	Amount
2011	$14,704
2012	29,012
2013	29,334
2014	29,651
2015	14,945

$117,646

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

16. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Personnel expenses	$129,219	$184,673	$365,530	$496,546
Operational expenses	62,068	70,605	167,897	200,693
Depreciation and amortization	13,546	13,034	39,192	39,591

	$204,833	$268,312	$572,619	$736,830

17. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Personnel expenses	$51,263	$65,684	$155,206	$172,642
Operational expenses	17,811	27,868	56,369	71,286
Depreciation and amortization	2,198	2,316	7,865	6,105

	$71,272	$95,868	$219,440	$250,033

18. Other operating (income) expense, net

Other operating (income) expense, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Other operating (income) expense	$(839)	$(971)	$(4,780)	$(2,727)
Impairment of capital work in progress / property, plant and equipment	—	3,854	—	5,319

Other operating (income) expense, net	$(839)	$2,883	$(4,780)	$2,592

19. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Interest income	$1,127	$3,758	$3,171	$10,921
Interest expense	(629)	(3,063)	(1,734)	(5,662)
Secondary offering expenses	—	—	(591)	—
Other income (expense)	712	1,452	2,478	3,012

Other income (expense), net	$1,210	$2,147	$3,324	$8,271

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

20. Income taxes

As of December 31, 2010, the Company had unrecognized tax benefits amounting to $20,016 including an amount of $19,860 that, if recognized would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2011 to September 30, 2011:

Opening balance at January 1, 2011	20,016
Increase related to prior year tax positions, including recorded against Goodwill	2,110
Increase related to current year tax positions, including recorded against Goodwill	2,319
Decrease related to prior year tax positions	(150)
Effect of exchange rate changes	(592)

Closing balance at September 30, 2011	23,703

The unrecognized tax benefits as of September 30, 2011 include an amount of $23,541 that, if recognized, would impact the effective tax rate. As of December 31, 2010 and September 30, 2011, the Company has accrued approximately $2,020 and $2,542 respectively, in interest relating to unrecognized tax benefits.

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

For the nine months ended September 30, 2010 and 2011, the Company recognized net revenues from GE of $353,791 and $358,487 respectively, representing 39% and 31%, respectively, of the consolidated total net revenues.

For the three months ended September 30, 2010 and 2011, the Company recognized net revenues from GE of $122,673 and $123,075 respectively, representing 38% and 29%, respectively, of the consolidated total net revenues.

For the nine months ended September 30 2010 and 2011, the Company recognized net revenues of $220 and $293, respectively, and for the three months ended 30 September 2010 and 2011, the Company recognized net revenues of $86 and $135, respectively, from a customer in which one of the Company’s directors has a controlling interest.

For the nine months ended September 30 2010 and 2011, the Company recognized net revenues of $0 and $255, respectively, and for the three months ended 30 September 2010 and 2011, the Company recognized net revenues of $0 and $80, respectively, from a customer which has a significant interest in the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

21. Related party transactions (continued)

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the nine months ended September 30, 2010 and 2011, cost of revenue, net of recovery, included amounts of $3,542 and $2,747, respectively, and for the three months ended September 30, 2010 and 2011, cost of revenue, net of recovery, included amounts of $960 and $680, respectively relating to services procured from GE. For the nine months ended September 30, 2010 and 2011, cost of revenue from services also include training and recruitment cost of $897 and $945, respectively, and $318 and $588, for the three months ended September 30, 2010 and 2011, respectively, from its non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the nine months ended September 30, 2010 and 2011, selling, general and administrative expenses, net of recovery, included amounts of $420 and $308, respectively, and for the three months ended September 30, 2010 and 2011, selling, general and administrative expenses, net of recovery, included amounts of $107 and $26, respectively, relating to services procured from GE. For the nine months ended September 30, 2010 and 2011, selling, general, and administrative expenses also include training and recruitment cost and cost recovery, net, of $397 and $118, respectively, and for the three months ended September 30, 2010 and 2011, selling, general, and administrative expenses also include training and recruitment cost and cost recovery, net, of $97 and $122, respectively, from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the Consolidated Statements of Income. For the nine months ended September 30, 2010 and 2011, income from these services was ($1,867) and ($1,633), respectively, and for the three months ended September 30, 2010 and 2011, income from these services was ($626) and ($533), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the nine months ended September 30, 2010 and 2011, interest income earned on these deposits was $118 and $0, respectively, and for the three months ended September 30, 2010 and 2011, interest income earned on these deposits was $0 and $0, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations from GE. For the nine months ended September 30, 2010 and 2011, interest expense relating to such related party debt amounted to $265 and $264, respectively, and for the three months ended September 30, 2010 and 2011, interest expense relating to such related party debt amounted to $123 and $73, respectively.

Equity-method investment

During the nine months ended September 30, 2010 and 2011, the Company has made an investment of $2,324 and $0, respectively, in its non-consolidating affiliates and for the three months ended September 30, 2010 and 2011, the Company has made an investment of $0 and $0, respectively, in its non-consolidating affiliates. Further, during the three months ended September 30, 2011, the Company acquired the balance outstanding interest in one of its non-consolidating affiliates (HPP) for a contingent consideration amounting to $6,417 which resulted in such affiliate becoming a wholly owned subsidiary. The results of operations and the fair value of the assets and liabilities of such wholly owned subsidiary are included in the Company’s Consolidated Financial Statements from the date of acquisition. Also refer to Note 3(d).

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

22. Commitments and contingencies

Capital commitments

As of December 31, 2010 and September 30, 2011, the Company has committed to spend $3,041 and $8,229, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding Bank guarantees including letter of credit amounting to $12,745 and $11,215, as of December 31, 2010 and September 30, 2011, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

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

23. Subsequent event

Subsequent to September 30, 2011, one of the clients of the Company filed for bankruptcy protection in the US Bankruptcy Court. Accordingly, the Company has recorded a reserve for doubtful receivable of $3,869 during the quarter ended September 30, 2011.

On October 3, 2011, the Company completed its acquisition of Empower Research, LLC (“Empower”) for cash consideration of $17,100, subject to adjustment based on working capital, cash balances, current indebtedness and company expenses. The agreement also provides for an additional deferred consideration and a contingent earn-out consideration. Empower is an integrated media and business research company with strong capabilities in social media research and measurement.

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

•

fluctuations in exchange rates between U.S. dollars, euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines peso, Guatemala quetzal, Mexican peso, Moroccan dirham (DH), Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham and Brazilian real;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships based on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	further deterioration in the global economic environment and its impact on our clients including bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

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

Overview

We are a global leader in business process and technology management services and have developed a science behind superior business processes. Our unique process thought leadership captured in its Smart Enterprise Processes (SEPSM) framework, combined with deep domain expertise in multiple industry verticals, delivers better business outcomes across the enterprise, rather than simply providing efficiency gains within a single function. Our Smart Decision Services deliver business insights to its clients through targeted analytics, reengineering expertise, and advanced risk management. We make technology more intelligent by embedding it with these process and data insights in addition to providing a wide range of technology services. Built on a legacy of serving GE for more than 14 years, we enable companies worldwide to make smarter decisions, helping them drive revenue growth, compete more successfully, mitigate risk effectively, and improve operating margins and working capital. Driven by a passion for process and operational excellence based on its Lean and Six Sigma DNA, the company’s 53,000+ professionals around the globe deliver world-class business process and technology management services everyday to its more than 600 clients – from a network of 51 delivery centers across seventeen countries supporting more than twenty five languages.

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

As of September 30, 2011, we have approximately 53,600 employees with operations in seventeen countries. In the third quarter of 2011, we had net revenues of $429.6 million, of which 71.3% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM, Bermuda.

The Company

The 2004 Reorganization

Prior to December 30, 2004, our business was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions we refer to as the “2004 Reorganization,” GE reorganized these operations by placing them all under Genpact Global Holdings SICAR S.à.r.l., or GGH, a newly formed company. GE’s affiliate, GE Capital International (Mauritius) also sold an indirect 60% interest in GGH to Genpact Investment Co. (Lux) SICAR S.à.r.l., an entity owned in equal portions by General Atlantic LLC and Oak Hill Capital Partners. Since the 2004 Reorganization, GE, through its affiliates, sold a portion of its equity in us pursuant to several separate transactions. As of September 30, 2011, GE, through its affiliates, owned 9.0% of our outstanding equity.

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations in the second quarter of 2011. The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(dollars in millions)
Preliminary estimated cash consideration	$565.1
Acquisition related costs included in selling, general and administrative expenses	5.6
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25.9
Current assets	62.2
Tangible fixed assets, net	14.6
Intangible assets	91.0
Deferred tax assets, net	18.4
Other non-current assets	12.0
Current liabilities	(42.7)
Long term liabilities	(6.3)

Total identifiable net assets assumed	$175.1
Goodwill	390.0

Total	$565.1

On July 1, 2011, we acquired Nissan Human Information Services Co., Ltd., a Japanese corporation (“NHIS”), providing human resource services, for cash consideration of $2 million. Subsequent to the acquisition, NHIS was renamed as Genpact Japan Services Co., Ltd. The acquisition of NHIS was accounted for as a business combination, in accordance with the acquisition method.

On August 24, 2011, we acquired 72.8% membership interest in High Performance Partners LLC (“HPP”) and thereby increased our membership interest from 27.2% to 100%, making HPP a wholly owned subsidiary. We acquired the 72.8% membership interest for contingent earn-out consideration ranging from $0 to $16 million (based on Earnings Before Interest Depreciation Tax and Amortization (EBIDTA) levels generated in 42 months following the acquisition, free cash flows generated, successful completion of certain sale transactions and revenue generated by our existing business that utilizes HPP technology), which had a preliminary estimated fair value of $6.4 million at the acquisition date. The acquisition of HPP was accounted for as a business combination, in accordance with the acquisition method. We re-measured the existing membership interest of 27.2% which was previously being accounted for as an equity method investment, to its acquisition date fair value and accordingly we recognized a non-cash gain of $0.02 million.

The following table summarizes the preliminary consideration to acquire HPP and the preliminary amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the Company’s existing investment in HPP at the acquisition date:

Acquisition date fair value of contingent consideration	$6.4
Acquisition date fair value of the Company’s investment in HPP held before the business combination	1.3

Total	$7.7
Recognized amounts of identifiable assets acquired and liabilities assumed
Intangible assets	$1.9
Current liabilities	(0.1)

Total identifiable net assets assumed	$1.8
Goodwill	5.9

Total	$7.7

2011 Credit Facility

We obtained credit facilities aggregating $380.0 million from a consortium of financial institutions to finance in part the acquisition of Headstrong and to provide funds for general corporate purposes, including certain working capital requirements. The credit agreement provides for a $120.0 million term loan and a $260.0 million revolving credit facility. As of September 30, 2011, $120.0 million and $252.0 million were outstanding under the term loan and revolving credit facility respectively. In addition, there was a non funded drawdown of $7.1 million against the revolving credit facility as of September 30, 2011. We have an option to increase the commitment under the credit agreement by up to an additional $100.0 million subject to certain approvals and conditions as set forth in the credit agreement.

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

Results of Operations

The following table sets forth certain data from our income statement for the three months and nine months ended September 30, 2010 and 2011:

					% Change Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2010	2011	2010	2011	2011 Vs. 2010	2011 Vs. 2010
	(dollars in millions)		(dollars in millions)
Net revenues—GE	$122.7	$123.1	$353.8	$358.5	0.3%	1.3%
Net revenues—Global Clients	198.9	306.5	563.6	799.3	54.1%	41.8%

Total net revenues	321.6	429.6	917.4	1,157.7	33.6%	26.2%

Cost of revenue	204.8	268.3	572.6	736.8	31.0%	28.7%
Gross profit	116.7	161.3	344.8	420.9	38.1%	22.1%
Gross profit Margin %	36.3%	37.5%	37.6%	36.4%
Operating expenses
Selling, general and administrative expenses	71.3	95.9	219.4	250.0	34.5%	13.9%
Amortization of acquired intangible assets	3.9	5.8	12.2	14.0	48.5%	14.9%
Other operating (income) expense, net	(0.8)	2.9	(4.8)	2.6	(443.6)%	(154.2)%

Income from operations	42.4	56.7	118.0	154.3	33.7%	30.8%
Income from operations % of Net revenues	13.2%	13.2%	12.9%	13.3%
Foreign exchange (gains) losses, net	(5.5)	(9.7)	0.1	(12.4)	76.6%	17,131.5%
Other income (expense), net	1.2	2.1	3.3	8.3	77.4%	148.8%

Income before Equity-method investment activity, net and income tax expense	49.2	68.6	121.2	175.0	39.6%	44.4%
Equity-method investment activity, net	0.1	0.0	0.7	0.3	(79.8)%	(59.2)%

Income before income tax expense	49.0	68.6	120.5	174.7	39.9%	45.0%
Income tax expense	7.5	18.9	19.6	46.4	152.4%	137.0%

Net Income	41.6	49.7	100.9	128.3	19.6%	27.1%
Net income attributable to noncontrolling interest	1.4	1.7	4.8	5.2	16.0%	7.8%

Net income attributable to Genpact Limited shareholders	$40.1	$48.0	$96.2	$123.2	19.7%	28.1%

Net income attributable to Genpact Limited shareholders % of Net revenues	12.5%	11.2%	10.5%	10.6%

“Net revenues-related party” disclosed in the Consolidated Statements of Income includes revenue earned from GE and its affiliates; a client in which one of our directors has a controlling interest; and a client which has a significant interest in the Company. The revenues earned from these clients are included in “Net revenues-Global Clients” in the table above.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net revenues. Our net revenues increased by $108.0 million, or 33.6%, in the third quarter of 2011 to $429.6 million compared to $321.6 million in the third quarter of 2010. Our growth in net revenues was a result of an increase in Genpact business process management services and information technology services for Global Clients as well as the acquisition of Headstrong. Growth in net revenues also reflects the strengthening of the euro, Japanese Yen, Australian dollar and Pound sterling against the U.S. dollar, as a portion of our revenues are received in such currencies. Our average headcount increased by 21.3% to approximately 50,100 employees in the third quarter of 2011 up from approximately 41,300 employees in the third quarter of 2010. Our average revenue per employee increased to approximately $34.3 thousand in the third quarter of 2011 from approximately $31.2 thousand in the third quarter of 2010. More than three-fourth of the increase in average revenue per employee was attributable to the acquisition of Headstrong.

Revenues from business process management services as a percentage of total net revenues decreased to 74.3% in the third quarter of 2011 from 86.1% in the third quarter of 2010. Revenues from business process management grew 15.3% to $319.3 million in the third quarter of 2011 from $276.8 million in the third quarter of 2010, primarily led by growth in revenues from Global Clients including revenues from Headstrong business consulting services. Revenues from our information technology business increased by $65.5 million, or 146.5%, in the third quarter of 2011 compared to the third quarter of 2010, primarily driven by the acquisition of Headstrong. Organic information technology services revenues increased by 9.2% in the third quarter of 2011 compared to the third quarter of 2010. As a percentage of net revenues, revenues from our information technology business increased to 25.7% in the third quarter of 2011 up from 13.9% in the third quarter of 2010.

Net revenues from GE increased by $0.4 million, or 0.3%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2010, certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the third quarter of 2011 increased by 0.8% over the third quarter of 2010 after excluding such dispositions by GE in 2010 and 2011. This increase was driven by marginal growth in business process management services offerings for GE Corporate, GE Commercial Finance and GE Infrastructure. As a result of higher growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 38.1% in the third quarter of 2010 to 28.7% in the third quarter of 2011.

Net revenues from Global Clients increased by $107.6 million, or 54.1%, compared to the third quarter of 2010. 61.8% of the increase in net revenues from Global Clients was attributable to Headstrong. $22.0 million, or 20.5%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, business services, pharmaceutical and healthcare industries. $13.9 million, or 13.0%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. The balance increase in net revenues from Global Clients was from clients in the manufacturing and auto industries. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $0.5 million as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 61.9% in the third quarter of 2010 to 71.3% in the third quarter of 2011.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Three Months Ended September 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$129.2	$184.7	42.9%
Operational expenses	62.1	70.6	13.8
Depreciation and amortization	13.5	13.0	(3.8)

Cost of revenue	$204.8	$268.3	31.0%

Cost of revenue as a % of total net revenues	63.7%	62.5%

Cost of revenue increased by $63.5 million, or 31.0%. The increase in cost of revenue was attributable to increased personnel and operational expenses as a result of the acquisition of Headstrong as well as due to the general growth of our business.

Approximately two-thirds of the increase in cost of revenue relates to the acquisition of Headstrong. $3.1million, or 4.9%, of the increase in cost of revenue relates to higher facility and infrastructure related expenses, communication and other expenses partially offset by a decline in consultancy charges recoverable from clients. The remaining increase in cost of revenue was due to an increase in personnel expenses on account of increased headcount and wage inflation partially offset by a decrease in cost of revenue on account of higher realization on our contracted India rupee-U.S. dollar hedges in the third quarter of 2011 compared to the third quarter of 2010. As a result, our cost of revenue as a percentage of net revenues decreased from 63.7% in the third quarter of 2010 to 62.5% in the third quarter of 2011.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $55.5 million, or 42.9%. 54.6% of the increase in personnel expenses relates to the acquisition of Headstrong. The increase in personnel expenses was also due to the hiring of new resources to manage growth and overall wage inflation. In addition, revenues from our re-engineering, analytics and risk consulting business, which has higher compensation and benefit costs, increased faster than revenues from other businesses and the increase in costs for such businesses was in line with the increase in revenues. This increase was partially offset by foreign exchange volatility as described above. Our average operational headcount increased by approximately 7,900 employees, or 22.3%, in the third quarter of 2011 compared to the third quarter of 2010. As a result, our personnel expenses as a percentage of net revenues increased from 40.2% in the third quarter of 2010 to 43.0% in the third quarter of 2011.

Operational expenses increased by $8.5 million, or 13.8%. The increase in operational expenses was primarily due to the acquisition of Headstrong and higher facility and infrastructure costs, as a result of the expansion of infrastructure and IT related facilities over the last twelve months in India and China. This increase in operational expenses was partially offset by a decline in consultancy charges recoverable from clients and foreign exchange volatility, as described above. As a result, operational expenses as a percentage of net revenues decreased from 19.3% in the third quarter of 2010 to 16.4% in the third quarter of 2011.

Depreciation and amortization expenses decreased by $0.5 million, or 3.8%. This decrease was due to the foreign exchange volatility described above, partially offset by the acquisition of Headstrong and increased depreciation due to expansion of existing Delivery Centers, infrastructure and IT related facilities. As a percentage of net revenues, depreciation and amortization expenses declined to 3.0% in the third quarter of 2011 from 4.2 % in the third quarter of 2010.

As a result of the foregoing, our gross profit increased by $44.5 million, or 38.1%, and our gross margin increased from 36.3% in the third quarter of 2010 to 37.5% in the third quarter of 2011.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Three Months Ended September 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$51.3	$65.7	28.1%
Operational expenses	17.8	27.9	56.5
Depreciation and amortization	2.2	2.3	5.3

Selling, general and administrative expenses	$71.3	$95.9	34.5%

SG&A as a % of total net revenues	22.2%	22.3%

Selling, general and administrative expenses, or SG&A expenses, increased by $24.6 million, or 34.5%. This increase in SG&A expenses was primarily due to the acquisition of Headstrong in the second quarter of 2011 contributing approximately three-fourths of the increase in selling, general and administrative expenses. $4.7 million, or 19.3%, of the increase in selling, general and administrative expenses relates to higher facility and infrastructure related expenses, travel and living expenses and consultancy charges. The remaining increase in selling, general and administrative expenses was due to an increase in personnel expenses on account of increased headcount and wage inflation partially offset by a decrease in selling, general and administrative expenses on account of higher realization on our contracted India rupee-U.S. dollar hedges in the third quarter of 2011 compared to the third quarter of 2010. As a result, as a percentage of net revenues, SG&A expenses increased marginally from 22.2% in the third quarter of 2010 to 22.3% in the third quarter of 2011.

Personnel expenses increased by $14.4 million, or 28.1%. 81.2% of the increase in personnel expenses relates to the acquisition of Headstrong. The increase in personnel expenses was also on account of higher stock based compensation in the third quarter of 2011 related to performance grants issued in 2010 and additional performance grants in 2011 and Restricted Stock Units in the fourth quarter of 2010 and increased front-end sales headcount, general wage inflation, partially offset by the foreign exchange volatility as described above. As a percentage of net revenues, personnel expenses decreased from 15.9% in the third quarter of 2010 to 15.3% in the third quarter of 2011.

The operational expenses component of SG&A expenses increased by $10.1 million, or 56.5%. Approximately 62.7% of the increase in operational expenses was attributable to acquisition of Headstrong. The increase in operational expenses included a reserve for doubtful debts of $3.9 million on account of one of our clients acquired through the Headstrong acquisition that has filed for bankruptcy protection subsequent to the balance sheet date. The balance increase in operational expenses was due to higher facility and infrastructure related expenses, travel and living expenses and consultancy charges. This increase has been partially offset by foreign exchange volatility as described above. As a result, operational expenses as a percentage of net revenues increased marginally from 5.5% in the third quarter of 2010 to 6.5% in the third quarter of 2011.

Depreciation and amortization expenses as a component of SG&A expenses increased marginally by $0.1 million to $2.3 million in the third quarter of 2011. This increase in depreciation and amortization expenses was primarily due to the acquisition of Headstrong in the second quarter of 2011, substantially offset by the foreign exchange volatility, as described above.

Amortization of acquired intangibles. In the third quarter of 2010 and 2011, we incurred non-cash charges of $3.9 million and $5.8 million, respectively. As a result of the acquisition of Headstrong, amortization of acquired intangibles increased by $2.9 million and this increase was partially offset by $0.9 million decline in the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net. Other operating (income) expense, net, consists primarily of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees and certain other operating losses due to impairment of property and certain capital work in progress items of $3.9 million. This impairment resulted in a $2.9 million loss net of income from shared services in the third quarter of 2011 compared to $0.8 million income in the third quarter of 2010 which primarily consisted of income from shared services from GE. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings. However, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $14.3 million to $56.7 million in the third quarter of 2011. As a percentage of net revenues, income from operations was consistent at 13.2% in the third quarter of 2010 and 2011.

Foreign exchange (gains) losses, net. We recorded a foreign exchange gain of $9.7 million in the third quarter of 2011, primarily due to the re-measurement of our foreign currency assets and liabilities and related foreign exchange contracts resulting from movements in the Indian rupee and U.S. dollar exchange rates in the third quarter of 2011 compared to a foreign exchange gain of $5.5 million in the third quarter of 2010.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three Months ended September 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
Interest income	$1.1	$3.8	233.3%
Interest expense	(0.6)	(3.1)	386.8
Other income	0.7	1.5	103.8

Other income (expense), net	$1.2	$2.1	77.3%

Other income (expense), net as a % of total net revenues	0.4%	0.5%

We recorded interest and other income, net of interest expense, of $2.1 million in the third quarter of 2011 compared to $1.2 million in the third quarter of 2010. The change was driven by an increase in interest income due to increased investment in higher interest bearing bank deposits in the third quarter of 2011 compared to the third quarter of 2010 and certain incentives given by the Chinese government in the third quarter of 2011. This increase in interest and other income was partially offset by an increase in interest expense due to borrowings under our new credit facility. As a result of these borrowings, the weighted average rate of interest with respect to outstanding debt under our credit facility increased from 1.3% in the third quarter of 2010 to 1.9% in the third quarter of 2011.

Income before equity-method investment activity, net and income tax expense. As a result of the foregoing factors, income before equity-method investment activity, net and income tax expense increased by $19.5 million. As a percentage of net revenues, income before equity-method investment activity, net and income tax expense increased from 15.3% in the third quarter of 2010 to 16.0% in the third quarter of 2011.

Equity-method investment activity, net. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia and a marginal non-cash gain on account of re measurement of existing equity interest in HPP to fair value on the date of its acquisition.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $19.6 million. As a percentage of net revenues, income before income tax expense increased from 15.3% of net revenues in the third quarter of 2010 to 16.0% of net revenues in the third quarter of 2011.

Income tax expense. Our income tax expense increased from $7.5 million in the third quarter of 2010 to $18.9 million in the third quarter of 2011. This increase was primarily driven by the complete sunset of the India tax holiday under the STPI regime for remaining exempt locations effective March 31, 2011, by higher tax rates applicable to Headstrong as a result of its jurisdictional mix of income and certain period items accounted for in the third quarter of 2011.

Net income. As a result of the foregoing factors, net income increased by $8.1 million from $41.6 million in the third quarter of 2010 to $49.7 million in the third quarter of 2011. As a percentage of net revenues, our net income was 12.9% in the third quarter of 2010 and 11.6% in the third quarter of 2011.

Net income attributable to noncontrolling interest. The noncontrolling interest was primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest increased from $1.4 million in the third quarter of 2010 to $1.7 million in the third quarter of 2011.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $7.9 million from $40.1 million in the third quarter of 2010 to $48.0 million in the third quarter of 2011. As a percentage of net revenues, our net income was 12.5% in the third quarter of 2010 and 11.2% in the third quarter of 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenues. Our net revenues increased by $240.3 million, or 26.2%, in the nine months ended September 30, 2011 to $1157.7 million compared to $917.4 million in the nine months ended September 30, 2010. Our growth in net revenues was primarily a result of an increase in Genpact business process management services for Global Clients as well as the acquisition of Headstrong. Growth in net revenues also reflects the strengthening of the Japanese yen, euro, Australian dollar and Pound sterling against the U.S. dollar, as a portion of our revenues are received in such currencies. Our average headcount increased by 16.1% to approximately 46,400 employees in the nine months ended September 30, 2011 up from approximately 40,000 employees in the nine months ended September 30, 2010. Our average revenue per employee increased to approximately $34.3 thousand in the nine months ended September 30, 2011 from approximately $30.6 thousand in the nine months ended September 30, 2010. Approximately three-fourths of the increase in average revenue per employee was contributed by the acquisition of Headstrong.

Revenues from business process management services as a percentage of total net revenues decreased to 79.3% in the nine months ended September 30, 2011 from 85.8% in the nine months ended September 30, 2010. Revenues from business process management grew 16.7% to $918.1 million in the nine months ended September 30, 2011 from $786.9 million in the nine months ended September 30, 2010, primarily led by growth in revenues from Global Clients including revenues from Headstrong business consulting services. In addition, our service offerings for GE Corporate, GE Commercial Finance and GE Infrastructure grew in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Revenues from our information technology business increased by $109.1 million, or 83.6%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily driven by the acquisition of Headstrong. Organic information technology services revenues increased by 4.7% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a percentage of net revenues, revenues from our information technology business increased to 20.7% in the nine months ended September 30, 2011 up from 14.2% in the nine months ended September 30, 2010.

Net revenues from GE increased by $4.7 million, or 1.3%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2010, certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the nine months ended September 30, 2011 increased by 2.2% over the nine months ended September 30, 2010 after excluding such dispositions by GE in 2010 and 2011. This increase was primarily driven by growth in business process management services and the remaining increase was on account of growth in information technology services across GE businesses. As a result of the higher growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 38.6% in the nine months ended September 30, 2010 to 31.0% in the nine months ended September 30, 2011.

Net revenues from Global Clients increased by $235.6 million, or 41.8% compared to the nine months ended September 30, 2010. 47.4% of the increase in net revenues from Global Clients was attributable to Headstrong. $79.7 million, or 33.8%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, business services, pharmaceutical and healthcare industries. $40.5 million, or 17.2%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. The balance increase in net revenues from Global Clients was from clients in the manufacturing and auto industries. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $2.9 million as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 61.4% in the nine months ended September 30, 2010 to 69.0% in the nine months ended September 30, 2011.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Nine Months Ended September 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$365.5	$496.5	35.8%
Operational expenses	167.9	200.7	19.5
Depreciation and amortization	39.2	39.6	1.0

Cost of revenue	$572.6	$736.8	28.7%

Cost of revenue as a % of total net revenues	62.4%	63.6%

Cost of revenue increased by $164.2 million, or 28.7%. This increase in cost of revenue was due to higher personnel and operational expenses on account of increased headcount and infrastructure costs. The increase also relates to the general growth of our business, cost of headcount and facilities acquired due to the acquisition of Headstrong in the second quarter of 2011 and another business comprising of facility and staff acquired in Danville, Illinois in the second quarter of 2010.

Approximately half of the increase in cost of revenue relates to acquisitions as mentioned above. $20.7 million, or 12.6%, of the increase in cost of revenue relates to higher facility and infrastructure related expenses, business related travel and communication and other expenses, partially offset by a decline in consultancy charges recoverable from clients. It also reflects a higher allocation of such costs to cost of revenue instead of selling, general and administrative expenses due to the growth in operations personnel compared to a decline in support personnel. The remaining increase in cost of revenue was due to an increase in personnel expenses on account of increased headcount and wage inflation partially offset by a decrease in cost of revenue on account of higher realization on our contracted India rupee-U.S. dollar hedges in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a result, our cost of revenue as a percentage of net revenues increased from 62.4% in the nine months ended September 30, 2010 to 63.6% in the nine months ended September 30, 2011.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $131.0 million, or 35.8%. 43.6% of the increase relates to acquisitions as mentioned above. The increase was also due to the hiring of new resources to manage growth, overall wage inflation and an increase in the number of onshore resources which are generally more expensive than offshore resources. In addition, revenues from our re-engineering, analytics and risk consulting business, which has higher compensation and benefit costs, increased faster than revenues from our other businesses and the increase in costs for such businesses was in line with the increase in revenues. The increase in personnel expenses was partially offset by foreign exchange volatility as described above. Our average operational headcount increased by approximately 7,100 employees, or 21.0%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a result, our personnel expenses as a percentage of net revenues increased from 39.8% in the nine months ended September 30, 2010 to 42.9% in the nine months ended September 30, 2011.

Operational expenses increased by $32.8 million, or 19.5%. Approximately 61.2% of the increase in operational expenses was on account of acquisitions as mentioned above. The increased operational expenses in the nine months ended September 30, 2011 were also on account of higher infrastructure costs compared to the nine months ended September 30, 2010, as a result of a one time benefit we received in the first half of 2010 on renegotiation of certain contracts related to facilities in India, and expansion of infrastructure and IT related facilities over the last twelve months in Gurgaon and Kolkata, India, the Philippines, the Americas and China. The increase was also on account of the increase in communication costs, business related travel costs and higher allocation to cost of revenue due to the growth in operations personnel compared to a decline in support personnel, partially offset by a decline in consultancy charges recoverable from client and foreign exchange volatility as described above. As a result, operational expenses as a percentage of net revenues decreased from 18.3% in the nine months ended September 30, 2010 to 17.3% in the nine months ended September 30, 2011.

Depreciation and amortization expenses increased marginally by $0.4 million, or 1.0%. This increase was due to the acquisitions as mentioned above and on account of expansion of existing Delivery Centers, infrastructure and IT related facilities in India, the Philippines, the Americas and China to support growth, offset by foreign exchange volatility as described above. As a percentage of net revenues, depreciation and amortization expenses declined to 3.4% in the nine months ended September 30, 2011 from 4.3% in the nine months ended September 30, 2010.

As a result of the foregoing, our gross profit increased by $76.1 million, or 22.1%, and our gross margin decreased from 37.6% in the nine months ended September 30, 2010 to 36.4% in the nine months ended September 30, 2011.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Nine Months Ended September 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$155.2	$172.6	11.2%
Operational expenses	56.4	71.3	26.5
Depreciation and amortization	7.9	6.1	(22.4)

Selling, general and administrative expenses	$219.4	$250.0	13.9%

SG&A as a % of total net revenues	23.9%	21.6%

Selling, general and administrative expenses, or SG&A expenses, increased by $30.6 million, or 13.9%. This increase in SG&A expenses was primarily due to the acquisition of Headstrong in the second quarter of 2011 and another business comprising of facility and staff acquired in Danville, Illinois in the second quarter of 2010. The increase in SG&A expenses was also on account of increase in front-end sales headcount and operational expenses such as travel expenses and consultancy charges. The increase in SG&A expenses was partially offset by the reduced allocation to SG&A expenses on account of decline in the support personnel compared to increase in operations personnel and higher realization on our contracted Indian rupee-U.S. dollar hedges in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. In addition, our average support headcount decreased in the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010. As a result, as a percentage of net revenues, SG&A expenses decreased from 23.9% in the nine months ended September 30, 2010 to 21.6% in the nine months ended September 30, 2011.

Personnel expenses increased by $17.4 million, or 11.2%. The increase in personnel expenses was due to the above mentioned acquisitions and increase in front-end sales headcount. This increase was partially offset by the foreign exchange volatility as described above. As a percentage of net revenues, personnel expenses decreased from 16.9% in the nine months ended September 30, 2010 to 14.9% in the nine months ended September 30, 2011.

The operational expenses component of SG&A expenses increased by $14.9 million, or 26.5%. Approximately two-thirds of the increase in operational expenses was attributable to the acquisitions as mentioned above including reserve for doubtful debts of $3.9 million on account of one of our clients acquired through the Headstrong acquisition that has filed for bankruptcy protection subsequent to the balance sheet date. The increase in operational expenses was also on account of expenses incurred in relation to the acquisition of Headstrong of $5.6 million, higher facility related expenses and travel and living expenses. This increase has been partially offset by the foreign exchange volatility as described above and a decline of support personnel compared to an increase in operations personnel in the nine months ended September 30, 2011 resulting in reduced allocation to SG&A expenses. As a result, operational expenses as a percentage of net revenues increased from 6.1% in the nine months ended September 30, 2010 to 6.2% in the nine months ended September 30, 2011.

Depreciation and amortization expenses as a component of SG&A expenses decreased by $1.8 million to $6.1 million in the nine months ended September 30, 2011. This decrease in depreciation and amortization expenses was primarily due to a decline in support personnel forming part of SG&A expenses compared to an increase in operations personnel forming part of cost of revenue in the nine months ended September 30, 2011, and consequent reduced allocation to SG&A expenses.

Amortization of acquired intangibles. In the nine months ended September 30, 2010 and 2011, we incurred non-cash charges of $12.2 million and $14.0 million, respectively. As a result of the acquisition of Headstrong in the second quarter of 2011, amortization of acquired intangibles increased by $4.9 million and this increase was offset by a decline in the amortization of acquired intangibles resulting from the 2004 Reorganization, consistent with the amortization schedule.

Other operating (income) expense, net. Other operating (income) expense, net, primarily consists of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees and certain other operating losses due to impairment of property and certain capital work in progress items of $5.3 million. This impairment resulted in a loss of $2.6 million net of income from shared services in the nine months ended September 30, 2011 compared to $4.8 million income in the nine months ended September 30, 2010 which primarily consisted of income from shared services from GE. In addition, there was a higher operating income in the nine months ended September 30, 2010 due to reversal of the reserve of $1.3 million relating to employee related statutory liabilities in one of our subsidiaries. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $36.3 million to $154.3 million in the nine months ended 30 September, 2011. As a percentage of net revenues, income from operations increased from 12.9% in the nine months ended September 30, 2010 to 13.3% in the nine months ended September 30, 2011.

Foreign exchange (gains) losses, net. We recorded a foreign exchange gain of $12.4 million in the nine months ended September 30, 2011, primarily due to the re-measurement of our foreign currency assets and liabilities and related foreign exchange contracts resulting from movements in the Indian rupee and U.S. dollar exchange rates in the nine months ended September 30, 2011 compared to a foreign exchange loss of $0.1 million in the nine months ended September 30, 2010, which also included the impact of the discontinuance of certain cash flow hedges in the nine months ended September 30, 2010.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Nine Months ended September 30,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
Interest income	$3.2	$10.9	244.4%
Interest expense	(1.7)	(5.7)	226.5
Secondary offering expenses	(0.6)	—	(100.0)
Other income	2.5	3.0	21.6

Other income (expense), net	$3.3	$8.3	148.8%

Other income (expense), net as a % of total net revenues	0.4%	0.7%

We recorded other income, including interest income, net of interest expense, of $8.3 million in the nine months ended September 30, 2011 compared to $3.3 million in the nine months ended September 30, 2010. The change was driven by an increase in interest income due to increased investment in higher interest bearing bank deposits in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, interest income on an income tax refund received in the first half of 2011 and certain incentives given by the Chinese government in the nine months ended September 30, 2011. This increase in interest income was partially offset by increase in interest expense due to borrowings under our new credit facility. As a result of these borrowings, the weighted average rate of interest with respect to outstanding debt under our credit facility increased from 1.1% in the nine months ended September 30, 2010 to 1.8% in the nine months ended September 30, 2011.

Income before equity-method investment activity, net and income tax expense. As a result of the foregoing factors, income before equity-method investment activity, net and income tax expense increased by $53.8 million. As a percentage of net revenues, income before equity-method investment activity, net and income tax expense increased from 13.2% in the nine months ended September 30, 2010 to 15.1% in the nine months ended September 30, 2011.

Equity-method investment activity, net. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia and it also includes a marginal non-cash gain on account of re measurement of existing equity interest in HPP to fair value on the date of its acquisition.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $54.2 million. As a percentage of net revenues, income before income tax expense increased from 13.1% of net revenues in the nine months ended September 30, 2010 to 15.1% of net revenues in the nine months ended September 30, 2011.

Income tax expense. Our income tax expense increased from $19.6 million in the nine months ended September 30, 2010 to $46.4 million in the nine months ended September 30, 2011. This increase was primarily driven by the complete sunset of the India tax holiday under the STPI regime for remaining exempt locations effective March 31, 2011, by higher tax rates applicable to Headstrong as a result of its jurisdictional mix of income and certain period items accounted for in the third quarter of 2011.

Net income. As a result of the foregoing factors, net income increased by $27.4 million from $100.9 million in the nine months ended September 30, 2010 to $128.3 million in the nine months ended September 30, 2011. As a percentage of net revenues, our net income was 11.0% in the nine months ended September 30, 2010 and 11.1% in the nine months ended September 30, 2011.

Net income attributable to noncontrolling interest. The noncontrolling interest was primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest increased from $4.8 million in the nine months ended September 30, 2010 to $5.2 million in the nine months ended September 30, 2011.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $27.0 million from $96.2 million in the nine months ended September 30, 2010 to $123.2 million in the nine months ended September 30, 2011. As a percentage of net revenues, our net income was 10.5% in the nine months ended September 30, 2010 and 10.6% in the nine months ended September 30, 2011.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2010 and September 30, 2011 is presented below:

	As of December 31, 2010	As of September 30, 2011	% Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$404.0	$409.1	1.2%
Short-term investment	77.0	—	(100.0)
Short-term borrowings	—	252.0	100.0
Long-term debt due within one year	25.0	28.9	16.0
Long-term debt other than the current portion	—	88.7	100.0
Genpact Limited total shareholders’ equity	$1,478.7	$1,552.8	5.0%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $120.0 million of long-term debt to finance in part the acquisition of Headstrong.

Our cash and cash equivalents were $409.1 million as of September 30, 2011 compared to $404.0 million as of December 31, 2010. Our cash and cash equivalents as of September 30, 2011 were comprised of (a) $168.4 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $240.2 million in term deposits with banks to be used for medium term planned expenditure and capital requirements, and (c) $0.4 million as restricted cash balance.

We do not have any balance in U.S. treasury bills as of September 30, 2011 compared to $77.0 million of U.S. Treasury bills held as of December 31, 2010.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,		% Change Increase/(Decrease)
	2010	2011
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$78.0	$177.1	(127.1)%
Investing activities	7.7	(506.4)	NM	*
Financing activities	(22.4)	341.8	NM	*

Net increase in cash and cash equivalents	$63.3	$12.5	(80.2)%

*	Non Measurable

Cash flows from operating activities. Our net cash generated from operating activities was $177.1 million in the nine months ended September 30, 2011 compared to $78.0 million in the nine months ended September 30, 2010. Our net income adjusted for amortization and depreciation and other non-cash items increased by $42.5 million. The increase was also on account of better collections of accounts receivable by $4.1 million primarily due to improved receivables management, refund of security deposits of $3.5 million in the third quarter of 2011 and realization of NHIS acquisition related receivables of $3.8 million. In addition, $31.7 million of the increase was attributable to better management of vendor payables including an increase in payable days and changes in employee related accruals primarily attributable to the Headstrong acquisition and incentives. Further, this increase was also due to reduction in payables in the nine months ended September 30, 2010 attributable to the renegotiation of certain vendor contracts and changes in employee programs and policies.

Cash flows from investing activities. Our net cash used in investing activities was $506.4 million in the nine months ended September 30, 2011 compared to $7.7 million of net cash provided by investing activities in the nine months ended September 30, 2010. This was primarily due to payment of $561.8 million, net of cash acquired, for the acquisitions of Headstrong, Akritiv and NHIS in the nine months ended September 30, 2011 compared to $42.6 million paid for business acquisitions, net of cash acquired in the nine months ended September 30, 2010. We received $77.0 million from the sale of U.S. treasury bills, net of purchases, during the nine months ended September 30, 2011, compared to net realization of $89.6 million from the sale of U.S. Treasury bills and $9.7 million from redemption of deposits with GE India during the nine months ended September 30, 2010. We sold U.S. treasury bills in the second quarter of 2011 to finance in part the acquisition of Headstrong. In addition, we paid $22.3 million in the nine months ended September 30, 2011 for purchases of property, plant and equipment compared to $47.7 million in the nine months ended September 30, 2010, primarily driven by better planning and utilization of existing infrastructure (including IT) to create capacity.

Cash flows from financing activities. Our net cash provided by financing activities was $341.8 million in the nine months ended September 30, 2011, compared to $22.4 million of cash used in financing activities in the nine months ended September 30, 2010. The increase was primarily due to proceeds received from short term borrowings (net of repayments) of $252.0 million and long-term debt (net of repayment of $25.0 million due under the credit agreement terminated in April 2011) of $95.0 million compared to repayment of $0.2 million of short term debt and $ 32.5 million of long term debt as part of our scheduled repayments under our credit agreement in the nine months ended September 30, 2010. In addition, we received $ 10.6 million as proceeds from the issuance of common shares on exercise of employee stock options in the nine months ended September 30, 2011 compared to $18.5 million in the nine months ended September 30, 2010. We also paid $9.1 million in expenses directly relating to the new credit facility entered into during the second quarter of 2011.

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

Total long-term debt excluding capital lease obligations was $117.6 million as of September 30, 2011 compared to $25.0 million as of December 31, 2010. The increase in long-term debt (net of repayment) is due to new borrowings to finance in part the acquisition of Headstrong. The weighted average rate of interest with respect to outstanding debt under the credit facility was 1.1% and 1.8% for the nine months ended September 30, 2010 and 2011, respectively. In addition, we must comply with covenants pertaining to interest coverage, leverage and the positive net worth of our Indian business. This debt is also secured by a pledge on certain of our property and assets including equipment, accounts receivable, bank accounts and other current and non current assets. For the quarter ended September 30, 2011, we are in material compliance with all the covenants and undertakings described above.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of September 30, 2011, short-term credit facilities available to us aggregated $260.0 million, which are under the same agreement as our new long-term debt facility. Out of this, a total of $259.1 million was utilized, representing a funded drawdown of $252.0 million and non-funded drawdown of $7.1 million. In addition, we have fund-based and non-fund-based credit facilities of $20.6 million with banks for operational requirements, out of which a total of $4.1 million was utilized which represented non funded drawdown.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2011:

	(dollars in millions)
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Short-term borrowings	$252.0	$—	$—	$—	$252.0
Long-term debt	28.9	58.8	29.9	—	117.6
Capital leases	2.1	1.6	0.3	—	3.9
Operating leases	34.2	49.7	35.1	27.1	146.1
Purchase obligations	10.7	—	—	—	10.7
Capital commitments net of advances	8.2	—	—	—	8.2
Other long-term liabilities	43.2	56.5	15.1	—	114.8

Total contractual cash obligations	$379.3	$166.7	$80.4	$27.1	$653.4

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).” The objective of this Update is to simplify how entities test goodwill for impairment. This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not expect any material impact upon the adoption of this Update.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the quarter ended September 30, 2011, our management excluded an evaluation of the disclosure controls and procedures of Headstrong, a company we acquired on May 3, 2011. See Note 3 to the Consolidated Financial Statements for a discussion of the acquisition.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Amendment No.1, dated August 30, 2011, to the Second Amended and Restated Shareholders Agreement, dated as of June 6, 2011, with certain affiliates of each of General Atlantic LLC, Oak Hill Capital Management, LLC and Wells Fargo & Company. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 2, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2010 and September 30, 2011, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2010 and September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2011, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2011

GENPACT LIMITED

By:	/S/ NV Tyagarajan
NV Tyagarajan
Chief Executive Officer

By:	/S/ Mohit Bhatia
Mohit Bhatia
Chief Financial Officer

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant's Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Amendment No.1, dated August 30, 2011, to the Second Amended and Restated Shareholders Agreement, dated as of June 6, 2011, with certain affiliates of each of General Atlantic LLC, Oak Hill Capital Management, LLC and Wells Fargo & Company. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 2, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2010 and September 30, 2011, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2010 and September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2011, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.