Form 10-K
period 2011-12-31
Genpact LTD
filed 2012-02-29
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Canon’s Court

22 Victoria Street

Hamilton HM 12

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, was $2,274,467,631, based on the closing price of the registrant’s common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $17.24 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

As of February 20, 2012, there were 222,437,936 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

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

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the “Annual Report”) in, among other sections, Item 1—“Business,” Item 1A—“Risk Factors,” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A—“Risk Factors” in this Annual Report. These forward looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political or economic instability in countries where we have operations;

•	worldwide political, economic or business conditions;

•	political, economic or business conditions where our clients operate;

•	expected spending on business process and information technology services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our relative dependence on GE;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	increases in wages in locations in which we have operations;

ii

•	restrictions on visas for our employees traveling to North America and Europe;

•	our ability to maintain pricing and asset utilization rates;

•

fluctuations in exchange rates between U.S. dollars, euros, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines Peso, Guatemala quetzal, Mexican peso, Moroccan dirham (DH), Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian Real, Swiss Franc, Swedish krona, Danish krone, Thai baht and Canadian dollars;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships based on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process and technology management services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	further deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

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

iii

PART I

Item 1.    Business

Overview

We are a global leader in business process and technology management services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across the enterprise. We believe our Smart Enterprise Processes (SEPSM) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 14 years, our 55,000+ professionals around the globe deliver services to more than 600 clients from a network of 57 delivery centers across 16 countries supporting more than 30 languages.

We have a unique heritage and believe we are pioneers in the business process and information technology management industry. We built our business by meeting the demands of the leaders of GE to increase the productivity of their businesses. We began in 1997 as an internal business process services operation for General Electric Capital Corporation, or GE Capital, GE’s financial services business. As we demonstrated our value to GE management, our business grew in size and scope. We took on a wide range of complex and critical processes and we became a significant provider to many of GE’s businesses, including Consumer Finance (GE Money), Commercial Finance, Healthcare, Industrial and GE’s corporate offices.

Our leadership team, our methods and our culture have been deeply influenced by our eight years as an internal operation of GE. Many elements of GE’s success—the rigorous use of metrics and analytics, the relentless focus on improvement, a strong emphasis on the client and innovative human resources practices—are the foundations of our business.

Since we became an independent company in 2004, we have grown and diversified our client base, with our goal to be the best in the world at business process and technology management. In 2011, we had net revenues of $1.60 billion, of which 69.8% was from clients other than GE, which we refer to as Global Clients.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

The Company

Our business was initially conducted through various entities and divisions of GE. In 2004, GE placed these operations under a newly formed Luxembourg company and sold indirect interests in us to General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. In 2007, we became a Bermuda company named Genpact Limited and completed our initial public offering. As of December 31, 2011, each of General Atlantic and Oak Hill owned approximately 20% of our outstanding equity.

We use the terms “Genpact”, “Company”, “we” and “us” to refer to both our predecessor company and its subsidiaries and Genpact Limited and its subsidiaries.

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

Globalization has contributed to increased competition for companies around the world, particularly in the established economies of North America and Europe. These dynamics, together with the recent slow business environment and, in some industries such as financial services and healthcare, increased government regulation and complexity, have forced companies to focus on ways to grow revenues, improve productivity and manage costs more aggressively in order to maintain or enhance their competitive positions and increase shareholder value.

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

This growth is a function of the increasing acceptance of the globalization of services and the constantly expanding notions of what can be outsourced and the benefits that can be achieved. The services that are being outsourced today are much broader, and involve much higher valued functionality than originally outsourced, and include engineering, design, software programming, accounting, healthcare services, legal services, capital markets services, financial analysis, consulting activities and other services, and cut across all industries.

Ongoing competitive pressures and the need for further productivity improvements have led companies to consider outsourcing more critical and complex business processes and to focus on continuously improving those processes, rather than simply trying to operate them at a lower cost. As a result, many companies have been forced to redefine their core competencies. For example, companies across many industries have outsourced their accounting and finance functions, which were once considered core corporate activities, to third party providers. Today, companies look to achieve a wider range of objectives from outsourcing. Delivering significant cost savings by transitioning business processes offshore allows companies to benefit from a labor cost arbitrage. Converting fixed costs into variable ones through outsourcing can provide additional capacity and ongoing business flexibility. Continuously improving business processes offers ongoing productivity benefits and margin expansion opportunities. Ultimately, companies seek business impact such as increased revenue, expanded margins, improved working capital management, increased customer satisfaction and enhancement in their competitive positions.

Our Solution

Our vision is to be the global leader in helping businesses make smarter decisions and realize better business outcomes through a continuum of process, analytics and technology. We seek to build long-term client relationships with companies that wish to improve the ways in which they do business and where we can offer a full range of services. With our broad and deep capabilities and our global delivery platform, our goal is to deliver comprehensive solutions and continuous process improvement to clients around the world and across multiple industries.

Our Expertise

Our business increasingly focuses on industry verticals in banking and insurance, capital markets, consumer packaged goods, or CPG and retail, pharmaceuticals, manufacturing and healthcare.

Our offerings in these core vertical activities are driven by our broad end-to-end process expertise, which includes:

•	finance and accounting services;

•	procurement and supply chain services;

•	enterprise application services;

•	IT management services;

•	collections and customer services; and

•	Smart Decision Services, including re-engineering, analytics and risk management.

Significant business impact can often best be achieved by redesigning and operating a combination of processes, as well as providing multiple services that combine elements of several of our service offerings. In offering services across our global platform, we draw on core capabilities in process expertise, analytical ability and technology expertise, as well as the operational insight we have acquired from our experience in managing thousands of processes for our clients.

•

Process Expertise.  We have extensive experience in operating a wide range of processes and have used this expertise to develop Smart Enterprise Processes (SEPSM). We believe we are building the science of process through SEPSM which is a unique, scientific, and highly granular approach to managing business processes. In addition to efficiency, it focuses on maximizing process effectiveness, which can deliver two to five times the end business outcomes, like cash flow and margins, when compared to processes that run at average or below. We also apply the principles of Six Sigma and Lean to eliminate defects and variation and reduce inefficiency. Through our Lean and Six Sigma process rigor we also develop and track operational metrics to measure process performance as a means of monitoring service levels and enhancing productivity.

•

Analytical and Research Capabilities.  Our analytical and research capabilities are central to our improving business processes. They enable us to work with our clients and identify weaknesses in business processes and redesign and re-engineer them to create additional business value. The confluence of big data, regulatory changes and social media are causing a major shift in the way businesses operate. We help our clients harness data to identify trends and issues, uncover new insights, identify and prevent future risks and fine-tune operations to make smarter decisions and meet business goals. We also rigorously apply analytical methodologies, which we use to measure and enhance performance of our client services. In addition, we apply these methodologies to measure and improve our own internal functions, including recruitment and retention of personnel.

•

Technology Expertise.  Our information technology expertise includes extensive knowledge of third-party hardware, network and computing infrastructure, and enterprise resource planning and other software applications. We also use technology to better manage the transition of processes, to automate and operate processes more efficiently and to replace or redesign processes to enhance productivity. Our ability to combine our business process and IT expertise, along with our Six Sigma and Lean skills, allows us to ensure our clients achieve the full potential of business intelligence platforms and web-based software platforms.

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

Our Strategic Client Model

We seek to create long-term relationships with our clients where they view us as an integral part of their organization and not just as a service provider. These relationships often begin with the outsourcing of discrete processes or with shorter-cycle Smart Decision Services engagements in analytics, re-engineering or risk management. Over time, these relationships expand to encompass multiple business processes across a broader set of functions and geographic areas. No matter how large or small the engagement, we strive to be a seamless extension of our client’s operations. To achieve this goal, we developed the Genpact Virtual CaptiveSM model for service delivery, and we may implement all or some of its features in any given client relationship, depending on the client’s needs. Under this approach, we provide a client with dedicated employees and management as well as dedicated infrastructure at our Delivery Centers to create a virtual extension of the client’s own team and environment. We train our people in the client’s culture so that they are familiar not only with the process but with the business environment in which it is being executed.

Our Global Delivery Platform

We have a global network of 57 Delivery Centers in sixteen countries. Our Delivery Centers are located in India, Brazil, China, Guatemala, Hungary, Japan, Mexico, Morocco, the Philippines, Poland, the Netherlands, Romania, South Africa, Spain, the United Arab Emirates and the United States. Our presence in locations around the world provides us with multi-lingual capabilities, access to a larger talent pool, “near-shoring” capabilities to take advantage of time zones, as well as the ability to provide services from the United States. With this network, we can manage complex processes in multiple geographic regions. We use different locations for different types of services depending on the specific client needs and the mix of skills and cost of employees available in each location. We have been a pioneer in our industry in opening centers in several cities in India as well as in some of the other countries in which we operate and become an employer of choice in those locations. We expect to continue to expand our global footprint in order to better serve our clients. We also have a number of employees who work directly in client locations or provide services from a virtual environment which offers flexibility for both clients and employees.

Our People and Culture

We have an experienced and cohesive leadership team. Many members of our leadership team developed their management skills working within GE and many of them were involved in the founding of our business. They have built our business based on the experience gained in helping GE meet a wide range of challenges. As a result, we are an institutional embodiment of much of the wisdom and experience GE developed in improving and managing its own business processes. We have created, and constantly reinforce, a culture that emphasizes teamwork, constant improvement of our processes and, most importantly, dedication to the client. A key determinant of our success, especially as we continue to increase the scale of our business, is our ability to attract, hire, train and retain employees in highly competitive labor markets. We manage this challenge through innovative human resource practices. These include broadening the employee pool by opening Delivery Centers in diverse locations, using innovative recruiting techniques to attract the best employees, emphasizing ongoing training, instilling a vibrant and distinctive culture and providing well-defined long term career paths. We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business.

As of December 31, 2011, we had approximately 55,400 employees including over 10,200 employees with Six Sigma green-belt training and over 490 employees with Six Sigma black-belt training, as well as more than 23,700 Lean trained employees. This large number of employees with Six Sigma and Lean training helps infuse our organization with a disciplined, analytical approach to everything we do. We monitor and manage our attrition rate very closely, and believe our attrition rate is one of the lowest in the industry. We attribute this to our reputation, our ability to attract high quality applicants, our emphasis on maintaining our culture and the breadth of exposure, experience and opportunity for advancement that we provide to our employees.

Our Strategy

The specific elements of our strategy include the following:

Expand Relationships with Existing Clients

We continuously strive to deepen and expand relationships with our existing clients, including GE. As of December 31, 2011, we had more than 600 clients.

Develop New Client Relationships

In addition to expanding our current client relationships, we seek to develop new long-term client relationships, especially with those clients where we have an opportunity to deliver a broad range of our capabilities and can have a meaningful impact on their businesses.

Continue To Promote Process Excellence

The ability to deliver continuous process improvement is an important part of the value that we offer to our clients. We have built a significant repository of process expertise across a wide range of processes and our process expertise is complemented by our ability to implement services and work across multiple technology platforms in diverse industries.

Continue To Deepen Our Domain Expertise and Global Capabilities

We will continue to expand our capabilities globally as well as across industries and service offerings. While we expect this will occur primarily through organic growth, we also plan to evaluate strategic partnerships, alliances and acquisitions to expand into new services offerings as well as into new industries. In 2011, we completed several acquisitions, the largest of which was the acquisition of Headstrong Corporation, a provider of consulting and IT services with a specialized focus in capital markets and healthcare.

We believe we were one of the first companies in our industry to establish a presence in several cities in India, such as Gurgaon, Jaipur and Kolkata, as well as in Dalian, China; Budapest, Hungary; and Bucharest, Romania, and to create a global service delivery capability. We intend to continue to expand our global delivery capabilities to ensure that we can meet the rapidly evolving needs of our clients, including processes requiring multi-jurisdictional and multi-lingual capabilities.

Continue To Drive Innovation in Services Offerings

We believe that innovation should not be focused solely around technology, but that intelligent enterprises are built on the combination of smarter processes, smarter analytics and smarter technology, which drive the smartest decisions and most powerful business outcomes. Our multi-pronged approach to innovation encompasses joint research with leading academic institutions, insights from our Web 2.0 SolutionXchange collaboration network, and deep analytics capabilities including social media.

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

Our Services

The services we provide any particular client often draw on processes and platforms in several of our service offerings. We understand that senior management of our clients are focused on achieving business outcomes, rather than on transferring particular processes or employing particular platforms. Therefore, we focus on understanding the business needs of our clients and the business context of existing processes in order to design appropriate and comprehensive solutions for our clients.

Our core vertical activities for our clients include the following:

•

Banking and insurance.  Our banking and insurance services include application processing; underwriting; claims management; mortgage orientation and servicing; payment and booking; collections and customer services; commercial leasing and fraud and risk analysis. We offer insurance services to three industry sectors—life and annuities, property and casualty, and health—and provide what we refer to as a “virtual insurance company” for our clients in the insurance industry. We cover many phases of insurance business processes including product development, sales and marketing and policy administration. We use our analytics capabilities to help our clients devise new models for underwriting, risk management and actuarial analysis. We also handle reporting and monitoring services for regulatory compliance, portfolio and performance review services and financial planning and tax services.

•

Capital markets.  Our capital markets practice provides an end-to-end range of information technology services for the capital markets industry, including application development and maintenance; managed services such as quality assurance, testing and production support; domain knowledge-based consulting related to technology systems (domain consulting); and consulting not tied to a technology system (business consulting). Areas of domain focus within our capital markets practice include asset and wealth management; risk and compliance; derivatives (listed and over-the-counter); and data services, such as reference data and data scrubbing and reconciliation. We have also set up centers of excellence focusing on several technology platforms used by the financial services industry, including platforms focused on brokerage compliance, trade processing and portfolio accounting.

•

CPG and retail.  Our CPG and retail services include product costing; trade promotion analytics and management; retail execution, including planogram, assortment planning and SKU optimization; and market mix modeling. We help design and implement learning products, including mobile and classroom learning. We assist clients with product news and create sales tools, including value calculators and sales support tools. We also help clients manage risks from product profit volatility.

•

Pharmaceuticals.  Our pharmaceutical services include medical documentation; regulatory submission and compliance; medical contact centers; patient level data analysis; physician and drug analysis; and sales force management and effectiveness. We assist pharmaceutical clients with product news, sales tools, telemarketing strategies and customer relationship management.

•

Manufacturing.  Our manufacturing services include contract warranty management; modeling and drafting; engineering analysis; product regulatory compliance; value engineering; reverse engineering; reliability analysis; and manufacturing engineering. We provide service planning and forecasting services, helpdesk services, field service, parts and project management services and customer loyalty services.

•

Healthcare.  Our healthcare services include payer solutions, including claims management, membership management, health economics and pharmacy benefits management; provider solutions, including hospital facilities optimization, medical coding and patient administration; and medical device solutions, including sales force optimization, market research and analytics, pricing analytics and after-market servicing, maintenance and inventory.

We set forth below a table showing our net revenues in 2011 attributable to the various industry groups that we serve.

	Year ended December 31, 2011
Industry	Net revenues in millions	As a % of Net revenues
Banking, Financial Services and Insurance (including Capital Markets)	$669.2	41.8%
Manufacturing	548.7	34.3%
Others (including CPG and Retail, Pharmaceuticals and Healthcare)	382.5	23.9%
Total net revenues	$1,600.4	100.0%

In addition to these vertical activities, our broad end-to-end process expertise spans a number of service areas, including finance and accounting services, Smart Decision Services, including analytics, re-engineering and risk management, procurement, supply chain services, enterprise application services, IT management services and collections and customer services.

Finance and Accounting

We are one of the world’s premier providers of finance and accounting services. Our finance and accounting services include accounts payable services, payment and inquiry management; order to cash services, including customer master setup, credit check, contract administration, order management, billing, cash application, deductions and exception management, reporting and analytics and collection and dispute resolution services; core accounting services, including preparation of International Financial Reporting Standards, U.S. Generally Accepted Accounting Principles (U.S. GAAP) and SEC-compliant financial statements; and closing and reporting, cash management, treasury, cash flow analysis, tax return preparation, financial planning and analysis, governance and internal controls services. Our services combine our process expertise with strong technology capabilities, including decision support tools such as Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle and SAP and new technology bundling such as OCR and invoice exchange.

Smart Decision Services

Our Smart Decision Services include analytics, re-engineering, and risk management.

•

Re-engineering.  Our re-engineering services help clients realize cost savings or increased revenues by improving processes that are underperforming or designing processes that are needed to meet growth objectives. Clients engage our re-engineering teams to provide an end-to-end view of their organization and help determine business process needs at a strategic level as well as at the execution level. Strategically, we help clients achieve a comprehensive assessment of how well their enterprise-level processes such as source-to-pay, order-to-cash, record-to-report, inquiry-to-order, new product introduction, sales force effectiveness, perform against industry benchmarks and best practices. At the execution level we institutionalize the recommendations by deploying resources to train the client team and drive sustainable best practices.

•

Analytics.  In addition to incorporating analytics into our other service offerings, at Genpact, analytics is its own service offering and we believe we are a leader in the analytics area. Our clients frequently have data that can be used to assess business opportunities, mitigate risks, improve performance or otherwise help their businesses. However, they do not always recognize the potential in such data or do not have the capability to apply the rigorous analytical models that might reveal opportunities. Drawing on considerable domain expertise and sophisticated research science, we help clients make fact-based decisions for superior results. By quantitatively and qualitatively scrutinizing data we can deliver the insight necessary to assess a new business opportunity, mitigate market risks, or retain and build market share. In our view, almost any data, properly broken down and interpreted, can improve performance.

•

Risk management.  Our risk management services include internal audit services, Sarbanes-Oxley compliance advisory services, regulatory advisory services, and enterprise, IT and fraud risk management services.

Supply Chain and Procurement

Our supply chain and procurement services include direct and indirect sourcing and procurement services, demand forecasting and management services, engineering services, inventory optimization and planning services, fleet and logistics services and aftermarket services. This often includes designing sourcing and procurement processes to reduce operational costs, overhauling inventory planning systems to optimize inventory levels and improve fulfillment levels, designing and implementing logistics services that integrate disparate technology systems and provide dynamic digital “dashboard” reporting, or designing after-market service systems that ensure fulfillment of contractual obligations and improved service productivity. We commonly utilize our technology expertise in delivering our services in this area particularly in automating order management processes and monitoring and optimizing supply chain logistics. We have competency in many of the custom platforms used by our clients (e.g., i2, Manugistics and Xelus) and are not tied to any one platform. This enables us to utilize and design the best processes for our clients based on available systems.

Enterprise Application Services

With our enterprise application services, we plan, design, build, test, implement, run and support software solutions for our clients. We leverage our functional and domain knowledge and use Six Sigma and Lean principles to reduce the cycle time of software implementations. This can include enterprise resource planning, or ERP, supply chain management, financial management and customer relationship management solutions, securities trading and accounting, as well as testing, database administration and architecture services. We also have significant expertise in Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle, SAP and Microsoft.

IT Management Services

Our IT management services consist of the onsite and remote monitoring, management and support of IT functions of our clients. This includes consulting and management of a client’s data centers, servers, storage, emails, networks services, security services, production support, identity management and database management. We use our Remote Operations Center to provide 24/7 infrastructure monitoring and management. Along with ITIL (ISO 20000), we use Six Sigma and Lean principles to address technology problems and to enable our clients to align their IT to business priorities and at the same time reduce technology costs. We use our SEPSM framework Service Disruption to Restore (D2R) to continuously reduce defects and create business priority outcomes. We also provide cloud enablement services, ITIL implementation services and comprehensive business process as a service, or BPaaS, services.

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

SEPSM is based on work done in the Genpact Process Innovation Lab, where we have leveraged our database of over 200 million transactions to map and analyze end-to-end processes at a granular level. This enables us to test the effectiveness of a client’s processes by measuring points of leakage and applying best-in-class benchmarks from within and across industries. The result is a client specific road map for maximizing process effectiveness. Benefits are delivered by combining Genpact’s deep domain knowledge of process, key insights and best practices with execution support including, focused IT applications and technology, targeted analytics, re-engineering and global delivery services.

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

We have Six Sigma programs that train, test and grade employees in Six Sigma principles and award them Six Sigma qualifications. The rankings of Six Sigma qualifications from lowest to highest are green-belt, black-belt and master black-belt. As of December 31, 2011, we had more than 10,200 employees with Six Sigma green-belt training and 490 employees with Six Sigma black-belt training, as well as more than 23,700 Lean trained employees. Unlike many of our competitors who have a relatively small number of Six Sigma trained employees, we have a large number of Six Sigma green-belts and black-belts and therefore we can provide certain of our clients with dedicated Six Sigma trained personnel who can help the clients achieve continuous process improvement on a full-time basis.

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

GE accounted for approximately 30.2% of our revenues in fiscal 2011. We currently provide services to all of GE’s business units including GE Capital, GE Energy Infrastructure and GE Technology Infrastructure as well as to GE’s corporate head office. The services we currently provide to GE are broad in their nature and are drawn from all of our service offerings. Although we have a single master services agreement, or MSA, with GE, we have more than 2,200 statements of work, or SOWs, with GE. Currently, as a general matter, each GE business unit makes its own decisions as to whether to enter into a SOW with us and as to the terms of any such SOW. Therefore, although some decisions may be made centrally at GE, our revenues from GE are generally attributable to a number of different businesses each with its own leader responsible for decision-making regarding outsourcing.

We have over 600 clients spread across a variety of industries and geographies. Our net revenues from Global Clients have increased rapidly in the last five years, from $158.3 million in 2006 to $1.1 billion in 2011. Our net revenues from Global Clients as a percentage of total net revenues increased from 25.8% in 2006 to 69.8% in 2011. The 2011 net revenues from Global Clients include $0.5 million for businesses that were part of GE in 2010. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classification of Certain Net Revenues.” The majority of our Global Clients are based in the United States, and we also have Global Clients in Europe, Asia and Australia.

Our contracts with our clients generally take the form of an MSA, which is a framework agreement that is then supplemented by SOWs. Our MSAs specify the general terms applicable to the services we will provide. For a discussion of the components of our MSAs and SOWs, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

Our clients include AstraZeneca, Aon, BUPA, Cadbury Schweppes, GE, Genworth Financial, Dollar General, GlaxoSmithKline, Hertz, Hyatt, Information Resources, Inc., Kimberly-Clark, MassMutual Financial Group, National Australia Bank, Nissan, Symantec, SABMiller, United Biscuits, Walgreens and Wells Fargo.

Our People

Our people are critical to the success of our business. Our Chief Executive Officer and other members of our senior leadership team have been involved in our business since its commencement under GE.

As of December 31, 2011, we had approximately 55,400 employees worldwide. In addition, as of that date we had more than 10,200 employees with Six Sigma green-belt training and 490 employees with Six Sigma black-belt training, as well as more than 23,700 Lean trained employees.

Recruiting

We face meaningful competition for skilled employees. We have developed a number of innovative methods to recruit sufficiently skilled employees. In particular, we seek to widen the available talent pool by recruiting aggressively in places where there is less competition. We also hire people who do not have prior experience or training and use our extensive training capability to equip them with the skills they need to be effective. Some measures we use include the following:

•

In 2008, we formed a joint venture with NIIT to create a training organization designed to address the increasing demand for skilled workers in the business process & technology services industry. During 2011, more than 23,000 employees received training from the joint venture.

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

•	We have 6 storefront premises in India that we use for recruiting. In 2011, approximately 4% of our new hires were recruited through these storefront locations.

•

We also actively encourage our existing employees to refer new candidates to us, and we provide existing employees with monetary bonuses when such referrals result in new hires. In 2011, approximately 32% of our new hires in India were referrals.

•

In late 2011, we launched our Sales Development Program to develop and train high-potential sales executives who have business degrees from ranked universities and prior work experience. This is an 18-month program whereby the sales hires are mentored by senior executives, participate in extensive training and then work on assigned deals before graduating as a sales executive. This helps to build Genpact’s front-end talent engine.

Training

We believe in extensive and continuous training of our employees. We have the infrastructure to train approximately 2,800 people at any one time with over 210 trainers and we have more than 11,600 employees enrolled in part-time professional degree, e-learning and other non-degree programs provided by universities and other third parties. Our training programs are designed to transfer the industry specific knowledge and experience of our industry leaders to ensure we maintain our deep process expertise and domain expertise across all industries in which we work. Our training programs cover a vast number of topics, including specific service offerings, key technical and IT skills, our different clients’ workplace cultures and Six Sigma and Lean methodologies. We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business, all of whom are needed to support the rapid growth we are experiencing.

A large part of our continuous training is designed to “up-skill” our employees. That is, we run training programs for employees on an ongoing basis so that they can acquire new skills and move on to higher responsibility or higher-value jobs.

Retention

In order to meet our growth and service commitments, we are constantly striving to attract and retain employees. There is significant turnover of employees in the business process outsourcing and information technology sectors generally, particularly in India where the majority of our employees are currently based. Our attrition rate for all employees who have been employed by us for one day or more was 30% in 2011. A number of our competitors calculate employee attrition rates for their Indian employees who have been employed for six months or more. On this basis our Indian employee attrition rate for 2011 would be approximately 28%, which we believe is relatively low for our industry based on statistics published by industry associations such as NASSCOM. We attribute this low attrition rate to a number of factors including our effective recruiting measures, extensive training and a strong culture of providing opportunities for growth and learning. Approximately 16% of our employees were promoted in 2011 and we filled a majority of new positions internally.

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

Corporate Social Responsibility

Caring@Genpact is our platform for giving back to the communities in which we live and work. Our employees form the foundation of this platform and utilize their skills to engage with the communities around them. They educate children, especially girls, donate blood and stem cells, volunteer in orphanages and homes for the elderly and seek to neutralize their carbon footprint by planting trees. In 2011, more than 23% of our employees volunteered their time and skills through our corporate social responsibility programs.

Sales and Marketing

We market our services to both existing and potential clients through our business development team. This team consists of more than 190 people as of December 31, 2011 based in the United States, Europe, Australia and Asia. We spend time trying to expand the services we provide to our existing clients as well as develop new clients. We have a rigorous cross-selling program to leverage capabilities across all of our functions for our existing clients and the clients we gained through our acquisitions.

We have dedicated global relationship managers for each of our strategic relationships. The relationship manager is supported by process improvement, quality, transition, finance, human resources and information technology teams to ensure the best possible solution is provided to our clients. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as the Net Promoter Score (NPS). In 2011, we realigned our sales force to our vertical operating teams and continued to expand our domain expertise in key service offerings and industry verticals.

The length of our selling cycle varies depending on the type of engagement. The sales cycle for project work is much shorter than the sales cycle for a large business process engagement. Our efforts may begin in response to a perceived opportunity, a reference by an existing client, a request for proposal, an introduction by one of our directors or otherwise. In addition to our business development personnel, the sales effort involves people from the relevant service areas, people familiar with that prospective client’s industry, business leaders and Six Sigma resources. We may expend substantial time and capital in securing new business. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

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

Delivery Centers

We commenced business in 1997 in Gurgaon, India. Since then we have established global delivery capabilities consisting of 57 Delivery Centers in sixteen countries (not including our employees who are onsite at our clients’ premises). We choose the location of our Delivery Centers based on a number of factors which include the available talent pool, infrastructure, government support and operating costs, as well as client demand. We were one of the first companies in our industry to move into some of our locations including Dalian, China; Budapest, Hungary; Bucharest, Romania; and Gurgaon, Jaipur and Kolkata in India. We aim to be continuously connected with our clients’ requirements so that we are ready to serve their needs. We constantly evaluate new locations, including new countries and new cities within countries in which we currently operate, for new Delivery Centers and offices.

The large number of different countries from which we service our clients differentiates us from a number of our competitors and enables us to take advantage of different languages and time-zones which, in turn, enhances our ability to service Global Clients. As of December 31, 2011, we provided services in more than 30 different languages. Some of our clients also contract with us for additional redundancy and back-up protections.

The map below shows the location of our existing global Delivery Centers and our regional corporate offices. We have multiple locations in some cities.

We set forth below a table showing our net revenues in 2011 attributable to the main regions in which we have Delivery Centers. A portion of the net revenues we attribute to India consists of net revenues for services performed by Delivery Centers or at client premises outside of India by business units or personnel normally based in India. See note 28 to our consolidated financial statements for additional information regarding net revenues attributable to geographic regions.

	Year ended December 31, 2011
	Net revenues (dollars in millions)	As a % of Net revenues
Region
India	$1,111.2	69.4%
Asia, other than India	184.2	11.5%
Americas	165.9	10.4%
Europe	139.1	8.7%

Total	$1,600.4	100.0%

Intellectual Property

We develop intellectual property in the course of our business and our MSAs with our clients regulate the ownership of such intellectual property. We have applied for patents, trademarks, copyrights and domain names. Some of our intellectual property rights relate to proprietary business process enhancements.

We generally use third-party software platforms and the software systems of our clients to provide our services. Our master services agreements with our clients normally include a license to use the client’s proprietary systems to provide our services. Clients typically obtain consents for us to access and use third party software licenses held by the client so that we may provide our services.

It is our practice to enter into an agreement with our employees that:

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

We benefit from tax relief provided by laws and regulations in India, China, the Philippines, Morocco, and Guatemala. The Indian Special Economic Zones Act, 2005 or SEZ legislation, introduced a new tax holiday in certain situations for operations established in designated “special economic zones”, or SEZs. The SEZ tax benefits are available only for new business operations that are conducted at qualifying SEZ locations. We do not presently know what percentage of our operations or income in India or other jurisdictions in future years will be eligible for a tax holiday. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Income Taxes”. In addition to the tax holidays described above, certain benefits are also available to us under certain Indian state laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions and commercial usage of electricity.

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

Executive Officers

The following table sets forth information concerning our executive officers as of February 17, 2012:

Name	Age	Position(s)
N.V. Tyagarajan	50	President, Chief Executive Officer and Director
Mohit Bhatia	47	Chief Financial Officer
Patrick Cogny	45	Chief Executive Officer of Genpact Europe & Senior Vice President, Manufacturing and Services
Victor Guaglianone	56	Senior Vice President and General Counsel
Piyush Mehta	43	Senior Vice President, Human Resources
Arvinder Singh	47	Senior Vice President, Sales and Marketing, Client Relationship and Re-engineering
Mohit Thukral	46	Senior Vice President, Banking, Financial Services, Insurance and Healthcare

N.V. Tyagarajan is our President and Chief Executive Officer. From February 2009 to June 2011, he was our Chief Operating Officer. From February 2005 to February 2009, he was our Executive Vice President and Head of Sales, Marketing & Business Development. From October 2002 to January 2005, he was Senior Vice President, Quality and Global Operations, for GE’s Commercial Equipment Finance division. Between 1999 and 2002, he served as our Chief Executive Officer.

Mohit Bhatia has served as our Chief Financial Officer since March 2010. From December 2004 to February 2010, he was Senior Vice President and Business Leader for our finance and accounting practice. From October 2003 to December 2004 he served as our Chief Financial Officer.

Patrick Cogny became our Chief Executive Officer of Genpact Europe in 2005 and our Senior Vice President of Manufacturing and Services in 2011. Prior to this, he spent 15 years working for GE in the Healthcare business and in the GE Europe corporate headquarters, in France, the United States and Belgium.

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

Piyush Mehta became our Senior Vice President of Human Resources in March 2005. He has worked for us since 2001 as Vice President of Human Resources.

Arvinder Singh became our Senior Vice President, Sales and Marketing, Client Relationships and Re-engineering in August 2011. From August 2008 until July 2011, he was Global Head of Client Relationships and GE. From June 2005 to August 2008 he was the Business Leader for Lean Six Sigma, Transitions and Solutions. Prior to joining Genpact in June 2005 he was Senior Vice President, Six Sigma and Chief Quality Officer for GE Vendor Financial Services.

Mohit Thukral became our Senior Vice President, Banking, Financial Services, Insurance and Healthcare in July 2011. From 2004 to July 2011, he served as Senior Vice President and Business Leader, Banking, Financial Services and Insurance.

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

We have derived and are likely to continue to derive a significant portion of our revenues from GE. For 2009, 2010 and 2011, GE accounted for 40.3%, 38.0% and 30.2% of our revenues, respectively. In addition, our more mature client relationships, such as GE, typically generate higher margins than those from newer clients. The loss of business from GE could have a material adverse effect on our business, results of operations and financial condition. Our master services agreement, or MSA, with GE commits GE to purchase, on an annual basis through 2016, a stipulated minimum dollar amount of services or pay us certain costs in lieu thereof. The costs which GE would be required to pay if it does not meet a minimum annual commitment are not necessarily equal to the amount by which GE’s purchases fall short of that minimum annual commitment. While our revenues from GE in 2011 were $483.8 million, exceeding by $123.8 million the stipulated minimum annual amount for that year, there is no assurance that actual revenues from GE in future years will meet the minimum annual commitment or exceed it by as much as in 2011 or that GE will continue to be a client at all. Revenues in excess of the minimum annual commitment can be credited, subject to certain limitations, against shortfalls in subsequent years. In addition, the MSA provides that the minimum annual committed amount of $360 million will be reduced during the last three years of the term, to $250 million in 2014, $150 million in 2015 and $90 million in 2016. The MSA provides that the minimum annual committed amount is subject to reduction in certain circumstances, including as a result of the termination of any statements of work, or SOWs, by GE for cause, non-performance of services by us due to specified force majeure events or certain other reasons. The MSA also does not require GE to engage us exclusively in respect of business process services. In addition, pricing terms and pricing levels under future SOWs may be lower than in the past. In particular, because of the size of GE and its importance to our business it is able to exert considerable leverage on us when negotiating the terms of SOWs.

Our business from GE comes from a variety of GE’s businesses and decisions to use our services are currently, as a general matter, made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, the total level of business we receive generally depends on the decisions of the various operating managers of such businesses. In addition, if GE sells or divests any of the businesses to which we provide services, the new management or new owners of such businesses may choose to discontinue our services. Finally, there can be no assurance that GE will not establish its own business unit to provide English-language business process services from low-wage countries or otherwise compete with us.

Tax matters, new legislation and actions by taxing authorities may have an adverse effect on our operations, effective tax rate and financial condition.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax expense and cash tax liability in the future could be adversely affected by numerous factors, including, but not limited to, changes in tax laws, regulations, accounting principles or interpretations and the potential adverse outcome of tax examinations. Changes in the valuation of deferred tax assets and liabilities, which may result from a decline in our profitability or changes in tax rates or legislation, could have a material adverse effect on our tax expense.

The Government of India may assert that certain of our clients have a “permanent establishment” in India by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

The Government of India had served notice on the Company about its potential liability, as a representative assessee of GE, for Indian tax upon GE’s 2004 sale of shares of a predecessor of the Company. GE challenged the positions of the Government of India in the Delhi High Court, naming Genpact India (one of our subsidiaries) as necessary party but without seeking relief against Genpact India. We believe that if Indian tax were due upon that sale, it could not be successfully asserted against us as a representative assessee. Moreover, GE is obligated to indemnify us for any tax on its 2004 sale of shares. In a recent development, the Delhi High Court ruled that Genpact India cannot be held to be a representative assessee in this transaction. It is not clear whether the tax authorities would appeal this ruling to the Indian Supreme Court.

In respect of certain of our global acquisitions (which included India-based subsidiaries) or the sale of our shares in our IPO by our existing significant shareholders, the Indian tax authorities may argue that the sellers have an Indian tax liability in as much as the indirect transfer of Indian subsidiaries is involved in the overall deal and may seek to tax us as a withholding agent or representative assessee of the sellers. The Indian Supreme Court has in a recent decision in the case of Vodafone International Holdings B.V. ruled that an indirect transfer of shares in an Indian company (through transfer of an overseas company) could not be taxed in India and accordingly would not be subject to Indian withholding tax requirements. There is no certainty that the Indian Supreme Court ruling in Vodafone will not be subsequently reversed and new or retroactive legislation could be passed by the Government of India effectively allowing for taxation of indirect transfers.

The Government of India, the United States or other jurisdictions could enact new tax legislation which would have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to repatriate surplus earnings from our Delivery Centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, or the cost of our services to our clients, which would have a material adverse effect on our business, results of operations and financial condition.

Over the past few years we have lost certain tax benefits provided to companies in our industry and it is not clear whether new tax policies will provide equivalent benefits and incentives.

Under the Indian Income Tax Act, 1961, our Delivery Centers in India, from which we derived a significant portion of our revenues in fiscal 2011, benefitted from a ten-year holiday from Indian corporate income taxes in respect of their export income (as defined in the legislation) under the Software Technology Parks of India (“STPI”) Scheme. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2011, was 32.5%. The tax holiday enjoyed by our Delivery Centers in India under the STPI Scheme expired in full as of March 31, 2011.

During the last five years, we established new centers that we believe are eligible for tax benefits under the Special Economic Zones Act, 2005. The SEZ legislation introduced a 15-year tax holiday scheme for operations established in designated “special economic zones” or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits (as defined in the legislation) derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ legislation provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations.

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

Now that the STPI tax holiday has expired, and as the SEZ legislation benefits phase-out, our Indian tax expense will materially increase and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

Consequently, our tax rate in India and our overall tax rate may increase over the next few years and such increase may be material and may have a material adverse effect on our business, results of operations and financial condition.

Similarly, we enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions like China, Philippines, Guatemala and Morocco. These tax concessions will expire over the next few years increasing our overall tax rate.

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

We currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the United States. A number of factors could adversely affect our ability to do business in the United States, which could in turn have a material adverse effect on our business, results of operations and financial condition. The United States economy is still in a period of economic uncertainty, with continued high unemployment rates. Any deterioration in economic activity in the United States could adversely affect demand for our services, thus reducing our revenue. We could also be affected by decline in the value of the U.S. dollar against the Indian rupee, in which we incur the majority of our costs, or other currencies in which we incur costs. We may also be adversely affected by the enactment of laws in the United States that impose restrictions on, or taxation or other financial penalties with respect to, offshore outsourcing.

Future legislation in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.

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

In the United States, measures aimed at limiting or restricting offshore outsourcing have been proposed. Such measures have been enacted in a few states, and there is currently legislation pending in several states and Congress. The measures that have been enacted to date generally have restricted the ability of government entities to outsource work to offshore business process service providers and have not materially adversely affected our business, primarily because we do not currently work for such governmental entities and they are not currently a focus of our sales strategy. However, some legislative proposals would, for example, require call centers to disclose their geographic locations, require notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, require disclosures of companies’ foreign outsourcing practices, or limit eligibility for government contracts or financial incentives for companies that transfer work to foreign work locations. In addition, the current U.S. President has recently been encouraging U.S. businesses to insource functions, or return outsourced operations to the U.S. There can be no assurance that pending or future legislation in the United States that would significantly adversely affect our business, results of operations and financial condition will not be enacted.

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

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—“Business—Our People.” In 2011, our attrition rate for all employees who were employed for a day or more was approximately 30.0%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2011 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

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

Salaries and related benefits of our employees are our most significant costs. Most of our employees are based in India and other countries in which wage levels have historically been significantly lower than wage levels in the United States and Western Europe for comparably skilled professionals, which has been one of our competitive advantages. However, wage levels for comparably skilled employees in most of the countries in which we operate have increased and further increases are expected at a faster rate than in the United States and Western Europe because of, among other reasons, faster economic growth, increased competition for skilled employees and increased demand for business process services. We will lose this competitive advantage to the extent that we are not able to control or share wage increases with our clients. Sharing wage increases may cause our clients to be less willing to utilize our services. In addition, wage increases may reduce our margins. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. We may need to increase our wage levels significantly and rapidly in order to attract the quantity and quality of employees that are necessary for us to remain competitive, which may have a material adverse effect on our business, results of operations and financial condition. We have also increased, and expect to further increase, the number of employees we have in the United States from the levels than we have had historically, and this could have a negative effect on our profit margin.

Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.

Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, pounds sterling and Japanese yen. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, pounds sterling, euros, Guatemalan quetzal, Hungarian forints, Mexican peso, Moroccan dirham, Philippine pesos, Australian dollars, Polish zloty, South African rand, Romania leu, Hong Kong dollar, Singapore dollar, Arab Emirates dirham and Brazilian real. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

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

The information technology industry is subject to rapid technological change and we may not be successful in addressing these changes.

The information technology industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. The success of our information technology business depends, in part, upon our ability to develop solutions that keep pace with changes in the industry. We may not be successful in addressing these changes on a timely basis or successfully marketing any changes that we implement. In addition, products or technologies developed by others may render our services uncompetitive or obsolete. Failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

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

We often face a long selling cycle to secure a new contract as well as long implementation periods that require significant resource commitments, which result in a long lead time before we receive revenues from new relationships.

We often face a long selling cycle to secure a new contract. If we are successful in obtaining an engagement, that is generally followed by a long implementation period in which the services are planned in detail and we demonstrate to a client that we can successfully integrate our processes and resources with their operations. During this time a contract is also negotiated and agreed. There is then a long ramping up period in order to commence providing the services. We typically incur significant business development expenses during the selling cycle. We may not succeed in winning a new client’s business, in which case we receive no revenues and may receive no reimbursement for such expenses. Even if we succeed in developing a relationship with a potential new client and begin to plan the services in detail, a potential client may choose a competitor or decide to retain the work in-house prior to the time a final contract is signed. If we enter into a contract with a client, we will typically receive no revenues until implementation actually begins. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby further lengthening the implementation cycle. We generally hire new employees to provide services to a new client once a contract is signed. We may face significant difficulties in hiring such employees and incur significant costs associated with these hires before we receive corresponding revenues. If we are not successful in obtaining contractual commitments after the selling cycle, in maintaining contractual commitments after the implementation cycle or in maintaining or reducing the duration of unprofitable initial periods in our contracts, it may have a material adverse effect on our business, results of operations and financial condition.

Our profitability will suffer if we are not able to price appropriately, maintain asset utilization levels and control our costs.

Our profitability is largely a function of the efficiency with which we utilize our assets, and in particular our people and Delivery Centers, and the pricing that we are able to obtain for our services. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforce and manage attrition, and our need to devote time and resources to training, professional development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, margins and cash flows over increasingly longer contract periods and general economic and political conditions. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger and more geographically diverse workforce that may result and our profitability may not improve. New taxes may also be imposed on our services such as sales taxes or service taxes which could affect our competitiveness as well as our profitability.

Our long selling cycle and implementation period make it difficult for us to prepare accurate internal financial forecasts and respond in a timely manner to offset fluctuations in our operating results.

Our operating results may fluctuate significantly from period to period. The long selling cycle for many of our services as well as the time required to complete the implementation phases of new contracts makes it difficult to accurately predict the timing of revenues from new clients or new SOWs as well as our costs. Our period to period results may also fluctuate due to changes in our costs or other unforeseen events. In addition, our results may vary due to currency fluctuations and changes in other global or regional economic and political conditions. We also may not generate predicted revenues from new product or service offerings. Due to these factors, our actual results may vary compared to our internal financial forecasts and our operating results in future reporting periods may be significantly below the expectations of the public market, securities analysts or investors.

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

A portion of our SOWs are currently billed on a fixed price basis rather than on a time and materials basis. We may increase the number of fixed price contracts we perform in the future. Any failure to accurately estimate the resources or time required to complete a fixed price engagement or to maintain the required quality levels or any unexpected increase in the cost to us of employees, office space or technology could expose us to risks associated with cost overruns and could have a material adverse effect on our business, results of operations and financial conditions.

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

Some of our contracts allow a client, in certain limited circumstances, to request a benchmark study comparing our pricing and performance with that of an agreed list of other service providers for comparable services. Based on the results of the study and depending on the reasons for any unfavorable variance, we may be required to make improvements in the services we provide or to reduce the pricing for services on a prospective basis to be performed under the remaining term of the contract, which could have an adverse effect on our business, results of operations and financial condition.

Some of our contracts, including our contract with GE, contain provisions that would require us to pay penalties to our clients and/or provide our clients with the right to terminate the contract if we do not meet pre-agreed service level requirements. Failure to meet these requirements could result in the payment of significant penalties by us to our clients which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

Some of our contracts with clients specify that if a change of control of our company occurs during the term of the contract, the client has the right to terminate the contract. These provisions may result in our contracts being terminated if there is such a change in control, resulting in a potential loss of revenues. In addition, these provisions may act as a deterrent to any attempt by a third party to acquire our company.

Some of our contracts with clients require that we bear the cost of any sales or withholding taxes or unreimbursed value-added taxes imposed on payments made under those contracts. While we have arranged our contracts to minimize the imposition of these taxes, changes in law or the interpretation thereof and changes in our internal structure may result in the imposition of these taxes and a reduction in our net revenues.

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

As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services we provide, to enter new industries or expand our Global Client base, or to strengthen our global presence and scale of operations. We have made acquisitions in the past, including Akritiv Technologies, Inc., Headstrong Corporation, Nissan Human Information Services Co., Ltd., High Performance Partners LLC and Empower Research, LLC in 2011, Symphony Marketing Solutions, Inc. in 2010 and E-Transparent B.V. and certain related entities in 2007, which are controlling partners in a partnership collectively known as ICE. There can be no assurance that we will find suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions.

Acquisitions, including completed acquisitions, also pose the risk that any business we acquire may lose clients or employees or could under-perform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

Our principal shareholders exercise significant influence over us, and their interests in our business may be different from yours.

A significant percentage of our issued and outstanding common shares are currently beneficially owned by General Atlantic and Oak Hill. As of December 31, 2011, each of General Atlantic and Oak Hill beneficially owned (through their affiliates) approximately 20% of our outstanding common shares.

The shareholders agreement among General Atlantic, Oak Hill and us provides that General Atlantic and Oak Hill each has the right to nominate two directors to our board, so long as they maintain certain minimum shareholding thresholds, and the shareholders party to the agreement have agreed to vote their shares for the election of such persons. These shareholders can exercise significant influence over our business policies and affairs and all matters requiring a shareholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and bye-laws, the approval of mergers or sales of substantially all of our assets, our dividend policy and our capital structure and financing. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these shareholders, even if such transactions are beneficial to other shareholders. The interests of these shareholders may conflict with your interests. General Atlantic and Oak Hill currently hold interests in companies that compete with us and they may, from to time, make significant investments in companies that could compete with us. In addition, pursuant to our bye-laws and our shareholders agreement and to the extent permitted by applicable law, our directors who are affiliated with General Atlantic and Oak Hill are not required to present to us corporate opportunities (e.g., acquisitions or new potential clients) that they become aware of unless such opportunities are presented to them expressly in their capacity as one of our directors.

We may become subject to taxation as a result of our incorporation in Bermuda or place of management, which would have a material adverse effect on our business, results of operations and financial condition.

We have received a written assurance from the Bermuda Minister of Finance under The Exempted Undertaking Tax Protection Act 1966 of Bermuda to the effect that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations until March 31, 2035, except in so far as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. We cannot assure you that a future Minister would honor that assurance, which is not legally binding or that after such date we would not be subject to any such tax. The Direct Taxes Code Bill, 2010 proposed by the Government of India and currently pending before Indian Parliament proposes certain new residency rules for companies whereby foreign companies could under certain conditions become residents for Indian tax purposes (and hence subject to Indian tax). If we were to become subject to taxation in Bermuda or any other jurisdiction as a result of our incorporation in Bermuda, it could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

As of December 31, 2011, we have approximately $925.3 million of goodwill and $113.3 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. We perform our impairment testing as of December 31 of each year, based on a number of factors including operating results, business plans and future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.

Risks Related to our Shares

Future sales of our common shares could cause our share price to decline.

Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2011, each of General Atlantic and Oak Hill beneficially owned approximately 20% of our outstanding common shares. Such shareholders are able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

Pursuant to our shareholders agreement, General Atlantic and Oak Hill have the right, subject to certain conditions, to require us to file registration statements covering all of the common shares which they own or to include those common shares in registration statements that we may file for ourselves. Following their registration and sale under the applicable registration statement, those shares will become freely tradable. By exercising their registration rights and selling a large number of common shares, these holders could cause the price of our common shares to decline. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common shares.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common shares, other than dividends paid by our predecessor company to GE in 2004. For the foreseeable future, we do not anticipate paying any cash dividends on our common shares. Our ability to pay dividends is also subject to restrictive covenants contained in our credit facility agreement governing indebtedness we and our subsidiaries have incurred or may incur in the future.

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

Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Directors of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a director of a Bermuda company is found to have breached his or her duties to that company, he may be held personally liable to the company in respect of that breach of duty. A director may be liable jointly and severally with other directors if it is shown that the director knowingly engaged in fraud or dishonesty. In cases not involving fraud or dishonesty, the liability of the director will be determined by the Bermuda courts on the basis of their estimation of the percentage of responsibility of the director for the matter in question, in light of the nature of the conduct of the director and the extent of the causal relationship between his or her conduct and the loss suffered.

In addition, our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving or arising out of any fraud or dishonesty on the part of the officer or director to matters which would render it void pursuant to the Companies Act. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a state within the United States.

The market price for our common shares has been and may continue to be volatile.

The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our stock price are:

•	actual or anticipated fluctuations in our quarterly and annual operating results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of other companies engaged in providing business process and information technology services;

•	loss of one or more significant clients;

•	addition or loss of executive officers or key employees;

•	regulatory developments in our target markets affecting us, our clients or our competitors;

•	announcements of technological developments;

•	limited liquidity in our trading market;

•	sales or expected sales of additional common shares; and

•	terrorist attacks or natural disasters or other such events impacting countries where we or our clients have operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We have Delivery Centers in sixteen countries. Our only material properties are our premises in India at Phase V, Gurgaon, which comprises of 212,531 square feet and Uppal, Hyderabad which comprises approximately 449,286 square feet, both of which we own. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that all of our properties and facilities are well maintained.

Item 3.    Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the company’s common shares are traded is the New York Stock Exchange under the symbol “G”. The following table sets forth the high and low sales price of the Company’s common shares for each quarter of 2010 and 2011. As of February 1, 2012, there were approximately 18 holders of record of our common shares.

	Sales Price
	High	Low
Year Ended December 31, 2011:
First Quarter	$16.22	$13.09
Second Quarter	$17.97	$14.22
Third Quarter	$18.16	$14.20
Fourth Quarter	$17.08	$13.37

Year Ended December 31, 2010:
First Quarter	$17.10	$13.30
Second Quarter	$18.30	$14.62
Third Quarter	$18.39	$13.22
Fourth Quarter	$18.71	$13.88

The following graph and table compares the performance of an investment in our common shares with the investments in the S&P 500 Index (capitalization weighted) and a peer group of companies for the period beginning August 2, 2007, the first day our common shares traded on the New York Stock Exchange, through December 31, 2011. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture Ltd., Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each entity as of the beginning of each period for which a return is presented. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	8/2/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009

Genpact	$100.00	$90.93	$73.13	$89.07	$62.03	$49.07	$52.90	$70.15	$73.43

Offshore IT/BPO & Global IT	$100.00	$92.75	$82.62	$82.26	$61.40	$49.32	$47.84	$66.37	$91.83

S&P 500	$100.00	$99.74	$89.85	$86.94	$79.23	$61.35	$54.20	$62.45	$71.80

	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/30/2011

Genpact	$88.96	$100.12	$92.72	$105.85	$90.75	$86.45	$102.93	$85.91	$89.25

Offshore IT/BPO & Global IT	$105.80	$106.28	$102.33	$116.95	$131.39	$133.14	$127.84	$109.29	$110.35

S&P 500	$75.74	$79.43	$70.01	$77.52	$85.43	$90.06	$89.71	$76.85	$85.42

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act of 1934.

Dividends

The Company has not declared or paid any cash dividends on our common shares. Our board of directors does not anticipate authorizing the payment of cash dividends in the foreseeable future. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions and any other factors our board of directors deems relevant.

Unregistered Sales of Equity Securities

None.

Item 6.    Selected Financial Data

The table below presents our selected historical financial and certain operating data.

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The financial data as of December 31, 2010 and 2011 and for the three-year period ended December 31, 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The financial data as of December 31, 2007, 2008 and 2009 and for the years ended December 31, 2006 and 2007 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data together with the financial statements included herein as well as Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As Reclassified(1)
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(dollars in millions, except per share data)
Statement of income data:
Net revenues GE	$481.3	$490.2	$451.3	$478.9	$483.8
Net revenues Global Clients	340.4	550.7	668.7	780.1	1,116.7
Other revenues	1.5	—	—	—	—

Total net revenues	823.2	1,040.8	1,120.1	1,259.0	1,600.4
Cost of revenue	482.9	619.2	672.6	788.5	1004.9

Gross profit	340.2	421.6	447.4	470.4	595.5
Operating expenses:
Selling, general and administrative expenses	218.2	254.5	265.4	282.1	358.0
Amortization of acquired intangible assets	36.9	36.5	26.0	16.0	20.0
Other operating (income) expense, net	(4.3)	(3.1)	(6.1)	(5.5)	1.4

Income from operations	89.3	133.7	162.2	177.9	216.2
Foreign exchange (gains) losses, net	2.5	(4.1)	5.5	(1.1)	(35.1)
Other income (expense), net	(5.2)	6.5	4.4	5.2	10.7

Income before equity method investment activity, net and income tax expense	81.6	144.3	161.1	184.2	262.1
Equity method investment activity, net	0.3	0.9	0.7	1.0	0.3

Income before income tax expense	81.4	143.4	160.4	183.2	261.7
Income tax expense	16.5	8.8	25.5	34.2	70.7

Net income	$64.8	$134.6	$135.0	$149.0	$191.1
Net income attributable to noncontrolling interest	8.4	9.5	7.7	6.9	6.8

Net income attributable to Genpact Limited shareholders	$56.4	$125.1	$127.3	$142.2	$184.3

Net income available to Genpact Limited common shareholders	$17.3	$125.1	$127.3	$142.2	$184.3
Earnings per common share
Basic	$0.13	$0.59	$0.59	$0.65	$0.83
Diluted	$0.12	$0.57	$0.58	$0.63	$0.81
Weighted average number of common shares used in computing earnings per common share (in millions)
Basic	135.5	213.5	215.5	219.3	221.6
Diluted	142.7	218.4	220.1	224.8	226.4

	As of December 31,
	2007	2008	2009	2010	2011
	(dollars in millions)
Balance sheet data
Cash and cash equivalents	$279.3	$184.1	$288.7	$404.0	$408.0
Total assets	1,743.5	1,696.3	1,747.6	1893.5	2,403.4
Long-term debt, including current portion	123.7	99.2	69.7	25.0	102.9
Total liabilities	489.7	852.0	547.8	412.2	967.7
Retained earnings	26.5	151.6	278.9	421.1	605.4
Genpact Limited shareholders’ equity	1250.7	841.8	1197.4	1478.7	1433.1
Noncontrolling interest	3.1	2.6	2.4	2.6	2.6
Total liabilities, non controlling interest and shareholders’ equity	$1,743.5	$1,696.3	$1,747.6	$1893.5	$2,403.4
Operating data:
Employees	32,674	36,203	38,645	43,912	55,400
Delivery Centers	33	38	39	41	57

(1)	We have reclassified our foreign exchange gains or losses from a separate line item above income from operations to the underlying hedged items, namely, selling, general and administrative expenses, cost of revenue or net revenues, as applicable. The residual foreign exchange gains or losses, primarily relating to the re-measurement of foreign currency assets or liabilities, mainly accounts receivable, and the ineffective portion of foreign exchange gains or losses, if any, are now reclassified on the income statement below income from operations as foreign exchange (gains) losses, net. The 2007 results reflect this reclassification.

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

Overview

We are a global leader in business process and technology management services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across the enterprise. We believe our Smart Enterprise Processes (SEPSM) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 14 years, our 55,000+ professionals around the globe deliver services to more than 600 clients from a network of 57 delivery centers across 16 countries supporting more than 30 languages.

We have a unique heritage and believe we are pioneers in the business process and technology management industry. We built our business by meeting the demands of the leaders of GE to increase the productivity of their businesses. We began in 1997 as the India-based captive business process services operation for General Electric Capital Corporation, or GE Capital, GE’s financial services business. As we demonstrated our value to GE management, our business grew in size and scope. We took on a wide range of complex and critical processes and we became a significant provider to many of GE’s businesses, including Consumer Finance (GE Money), Commercial Finance, Healthcare, Industrial and GE’s corporate offices.

We started actively pursuing business from Global Clients from January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources, including through acquisitions. As a result, our net revenues from Global Clients have increased from $158.3 million in 2006 to $1,116.7 million in 2011, representing a compound annual growth rate, or CAGR, of approximately 47.8%. See “—Classification of Certain Net Revenues” for an explanation of the classification of revenues related to businesses once owned by GE and subsequently sold. During the same period, we marginally increased our net revenues from GE. Our net revenues from GE were $453.3 million in 2006 and $483.8 million in 2011. See “—Classification of Certain Net Revenues.” Our net revenues from Global Clients as a percentage of total net revenues have increased from 25.8% in 2006 to 69.8% in 2011.

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

On March 24, 2010, we completed a secondary offering of our common shares by certain of our shareholders that was priced at $15 per share. The offering consisted of 38,640,000 common shares, which included the underwriters exercise of their option to purchase an additional 5,040,000 common shares from our shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering.

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

Revenues.    We earn revenues pursuant to contracts which generally take the form of a master service agreement, or MSA, which is a framework agreement that is then supplemented by statements of work, or SOWs. Our MSAs specify the general terms applicable to the services we will provide. They are typically for terms of five to seven years, although they may also have an indefinite term. In most cases they do not specify pricing terms or obligate the client to purchase a particular amount of services. We then enter into SOWs under an MSA, which specify particular services to be provided and the pricing terms. Most of our revenues are from SOWs with the term of two to five years. We typically have multiple SOWs under any given MSA, and the terms of the SOWs vary depending on the nature of the services provided.

We seek to develop long-term relationships with our clients. We believe that these relationships offer the greatest potential for benefits to our clients and to us as they create opportunities for us to provide a variety of services using the full range of our capabilities and to deliver continuous process improvement. We typically face a long selling cycle in securing a new client. It is not unusual for us to spend twelve to eighteen months or more from the time we begin actively soliciting a new client until we begin to recognize revenues. Our sales efforts usually involve four phases. We may make an initial sales effort in response to an invitation by a client, a specific request for a proposal or at our own initiative. This may be followed by a second phase, during which we work with the client to determine the exact scope and nature of the required services, the proposed solutions and initial transition planning. It is typically only upon the completion of this second phase that a client would decide to retain us. A third phase follows which would involve negotiating the MSA, as well as the initial SOWs. This third phase would also involve detailed planning of the transition of the services as well as the transfer of the knowledge needed to implement the services under such SOWs. The final phase involves commencement of the work and ramping up to meet the agreed upon service levels.

We expend significant time, resources and capital throughout all of these phases. We do not recognize any revenues or reimbursement of costs until an MSA and one or more SOWs are signed, which, as noted above, usually occurs sometime in the third phase of the client development effort. We typically begin hiring employees specifically for the services to be provided to a client once the SOW for the services is signed. Because there is no certainty that a new client will retain us, and because the time involved in these initial phases is significant and unpredictable, we may incur expenses for a significant period of time without receiving any revenues.

All costs related to contract acquisition prior to signing a contract are expensed as incurred and classified as selling, general and administrative expenses. Once a contract is signed, we defer revenues from the transition of services to our Delivery Centers, as well as the related cost of revenue. We recognize such deferred revenues and related cost of revenue over the period in which the related service delivery is expected to be performed, which is currently estimated to be three years. Any costs incurred for acquiring the contracts such as contract acquisition fees or such other upfront fees paid to the client or any other third party is amortized over the period of contract. These amounts are recoverable from the clients in case of premature termination of the contracts without cause.

We price our services under a variety of arrangements, including time and materials contracts and, to a lesser extent, fixed-price contracts. When services are priced on a time and materials basis, we charge the client based on full-time equivalent, or FTE rates for the personnel who will directly perform the services. The FTE rates are determined on a periodic basis, vary by category of service delivery personnel and are set at levels to reflect all our costs, including the cost of supervisory personnel and the allocable portion of other costs, and a margin. In some cases, time and materials contracts are based on hourly rates of the personnel providing the services. Time and materials pricing does not require us to estimate the volume of transactions or other processes that the client expects us to operate. Some of our contracts give the client the option to prospectively change from a time and materials model to a transaction based pricing model, which has elements of both a time and materials and a fixed priced model. In transaction based pricing, which is a commonly used pricing model in our industry, clients are charged a fixed fee per transaction, with the fee per transaction sometimes linked to the total number of transactions processed.

A portion of our revenues are derived from fixed-price contracts. Our profitability under a fixed-price contract, as compared to a time and materials contract, is more dependent on our ability to estimate the number of FTEs required to perform the services, the time required to complete the contract and the amount of travel and other expenses that will be incurred in performing that contract. Accordingly, while we may have an opportunity to realize a higher profit, our profitability under each of our fixed-price contracts could also be lower than we expect.

There are a variety of other aspects to our pricing of contracts, many of which represent options from which a client may choose, such as whether the client wants to provide for higher levels of business continuity planning or whether the client wants shared or dedicated support personnel and/or infrastructure. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk when services are priced on a time and materials basis. Many of our MSAs also provide that, under time and materials-based SOWs, we are entitled to retain a portion of certain productivity benefits we achieve, such as those resulting from being able to provide the same volume of services with fewer FTEs. However, some of our MSAs and/or SOWs require certain minimum productivity benefits to be passed on entirely to our clients. Once an MSA and related SOWs are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA and over the life of a particular SOW. This is due to a number of factors. Margins under an MSA can improve to the extent that the time and expense involved in negotiating additional SOWs, transitioning the processes to our Delivery Centers and commencement of production are generally less with respect to additional services provided under an MSA than they are with respect to the initial services provided under that MSA. Margins under a MSA or a SOW can improve as a result of the realization of economies of scale as the volume of services increases or the achievement of productivity benefits. Thus, our more mature client relationships typically generate higher margins. A critical part of our strategy is therefore to expand relationships with our clients as a means to increase our overall revenues and improve our margins.

We follow a rigorous review process to evaluate all new business. Each new business proposal of a certain size typically is reviewed twice by a committee that includes not only our business development and operational employees, but also members of our finance team. In this way, we try to ensure that contract terms meet our pricing and service objectives. See Item 1—“Business—Sales and Marketing.”

In January 2010, we extended our MSA with GE from a term ending December 31, 2014 to December 31, 2016. GE has agreed to provide a minimum annual volume commitment of $360 million for each of the nine years beginning January 1, 2005, subject to certain potential adjustments or credits. Such minimum annual commitment is then reduced in a phased manner for the final three years of the agreement, to $250 million for 2014, $150 million for 2015 and $90 million for 2016. The actual level of services purchased in the last seven years has exceeded the respective minimum annual commitment. GE has the ability to carry forward surpluses of up to 10% of the excess purchases in any year against the minimum commitment requirements in the subsequent two years. Purchases made by GE affiliates count towards the GE minimum annual volume commitment. The actual amount of purchases in any given year depends on decisions by a variety of business units, and represents the sum of services ordered under more than 2,200 SOWs. Our MSA with GE also includes specific productivity and price reduction commitments from Genpact, including volume discounts for increasing overall GE revenues.

In December 2011, we entered into an amendment to the MSA with GE. The amendment extends certain statements of work under the MSA for business existing prior to 2005 until December 31, 2015. The amendment includes specific productivity guarantees and price reductions by us. The amendment also revises payment terms and termination provisions.

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

Classification of certain net revenues.    Our net revenues are classified as net revenues from GE which is a related party and net revenues from Global Clients. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or more of the stock. Revenues from Global Clients in 2009, 2010 and 2011 include revenues from certain former GE-owned businesses. These businesses were wholly-owned by GE prior to 2009, but GE gradually divested its interest in these businesses in 2009, 2010 and 2011. After GE ceased to own at least 20% of such businesses, we began to treat the revenues from those businesses as Global Client net revenues, in each case from the date that GE ceased to be a 20% shareholder. We have continued to perform services for such businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. We entered into either new MSAs with respect to such businesses following its divestment by GE or agreed with the businesses to continue to work pursuant to the terms agreed to by GE.

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

Personnel expenses includes compensation, benefits and stock based awards, and are allocated between cost of revenue and selling, general and administrative expenses based on the classification of the employee. Personnel expenses for employees who are directly responsible for performance of services, their supervisors and certain support personnel who may be dedicated to a particular client are included in cost of revenue. Personnel expenses for senior management employees who are not dedicated to a particular client, business development personnel and other personnel involved in support functions are included in selling, general and administrative expenses.

Our operational expenses include facilities maintenance expenses, travel and living costs, communications expenses and other costs. Travel and living costs, which represent the costs of travel, accommodation and meals of employees while traveling for business, are allocated between cost of revenue and selling, general and administrative expenses based on the allocation of the personnel expenses of the employee incurring such costs. Facilities maintenance and certain other operational costs are allocated between cost of revenue and selling, general and administrative expenses in the same proportions as the allocation of our employees by headcount. Our depreciation and amortization expense is similarly allocated by headcount.

Cost of revenue.    The principal component of cost of revenue is personnel expenses. We include in cost of revenue all personnel expenses for employees who are directly responsible for the performance of services, their supervisors and certain support personnel who may be dedicated to a particular client or a set of processes. Stock based compensation is allocated between cost of revenue and selling, general and administrative expenses based on the function to which the employee belongs.

The operational expenses included in cost of revenue include a portion of our facilities maintenance expenses, travel and living expenses, communication expenses and certain other expenses. As noted above, facilities maintenance expenses and certain other expenses are allocated between cost of revenue and selling, general and administrative expenses based on headcount. Travel and living expenses are included in cost of revenue if the personnel expense for the employee incurring such expense is included in cost of revenue. The operational expenses component of cost of revenue also includes consulting charges, which represent the cost of third-party software and other consultants that we may retain for particular services. Cost of revenue also includes a portion of our depreciation and amortization expense, which is allocated between cost of revenue and selling, general and administrative expenses based on headcount.

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

Approximately 72.0% of our revenues were earned in U.S. dollars in fiscal 2011. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, Japanese yen, South African rand and Indian rupees. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi, Romanian leu, Euro and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial part of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See discussion of wage inflation under “—Expenses” above. We enter into forward currency contracts to hedge most of our Indian rupee-U.S. dollar, Mexican peso-U.S. dollar, Philippines peso-U.S. dollar, euro-U.S. dollar, euro- Romanian leu, euro-Hungarian forint, Pound Sterling-U.S. dollar, Australian dollar-U.S. dollar and our Chinese renminbi-Japanese yen currency exposure, which are generally designed to qualify for hedge accounting. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. The realized gain or loss on derivative contracts that qualify for hedge accounting is allocated to net revenues, cost of revenue and SG&A based on the underlying risk being hedged. The effective portion of the mark to market gains and losses on qualifying hedges is deferred and recorded as a component of accumulated other comprehensive income until the transactions occur and is then recognized in the consolidated statements of income. Our foreign exchange (gains) losses, net includes the mark to market gain or loss on other derivatives.

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

Bermuda taxes.    Our parent company has been organized in Bermuda. Bermuda does not impose any income tax on us.

Indian taxes.    The tax holiday enjoyed by our Delivery Centers in India under the Software Technology Parks of India (“STPI”) Scheme expired on March 31, 2011.

The SEZ legislation introduced a separate new 15-year tax holiday scheme for operations established in designated special economic zones, or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for the first five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for a further five years, subject to the creation of a “Special Economic Zone Re-investment Reserve Account,” to be utilized only for acquiring new plant or machinery, or for other business purposes not including the distribution of dividends. This holiday is available only for new business operations that are conducted at qualifying SEZ locations and is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond prescribed limits) to new locations. During the last five years, we established new Delivery Centers that we believe are eligible for the SEZ benefits. It is not clear, however, what percentage of our operations or income in India will in the future be eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above. There is continuing uncertainty as to interpretation of certain provisions of the law. This uncertainty may delay development of our SEZ locations.

Our tax expense will increase as a result of the expiry of our tax holidays and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

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

Other taxes.    We have operating subsidiaries in other countries, including Brazil, China, Guatemala, Hungary, Japan, Mexico, Morocco, the Netherlands, the Philippines, Poland, Romania, Spain, the United Kingdom, South Africa, the United Arab Emirates and the United States, as well as sales and marketing subsidiaries in certain jurisdictions including the United States and the United Kingdom, which are subject to tax in such jurisdictions.

During 2009, one of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. That subsidiary is as a result subject to a lower corporate income tax rate of 15% for a 3 year period starting in 2009, extendable with necessary approvals. We also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including the Philippines, Guatemala and Morocco. These tax concessions will expire over the next few years, increasing our overall tax rate. Our ability to repatriate surplus earnings from our Delivery Centers in a tax-efficient manner is dependent upon interpretations of local law, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate.

Tax audits.    Our tax liabilities may also increase, including due to accrued interest and penalties, if the applicable income tax authorities in any jurisdiction, during the course of any audits, were to disagree with any of our tax return positions. Through the period ended December 30, 2004, we have an indemnity from GE for any additional taxes attributable to periods prior to December 30, 2004.

Tax losses and other deferred tax assets.    Our ability to utilize our tax loss carry-forwards may be affected if our profitability deteriorates or if new legislation is introduced that changes the carry-over rules. Also, reductions in enacted tax rates may affect the value of our deferred tax assets and our tax expense.

Secondary Offering

On March 24, 2010, we completed a secondary offering of our common shares, pursuant to which certain of our shareholders sold 38.64 million common shares at a price of $15 per share, which included the underwriters’ exercise of their option to purchase an additional 5.04 million common shares from selling shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred offering-related expenses of approximately $0.6 million included under other income (expense), net in the interim consolidated financial statements. Upon completion of the secondary offering, GE’s shareholding declined to 9.1% and it ceased to be a significant shareholder although continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s). Its shareholding has subsequently declined below 5% as of December 31, 2011.

Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities or other assets as consideration.

In October 2011, we acquired Empower Research, LLC, an integrated media and business research company for cash consideration of $17.1 million and a contingent earn-out payment ranging from $0 to $7.7 million based on gross profit to be generated in 2012. The acquisition of Empower was accounted for as a business combination, in accordance with the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(dollars in millions)
Purchase price:
Cash	$16.2
Deferred consideration	0.8
Contingent consideration	4.5

Fair value of total purchase price	$21.5
Acquisition related costs included in selling, general and administrative expenses	0.2
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1.4
Current assets	2.2
Tangible fixed assets, net	0.1
Intangible assets	7.6
Deferred tax asset/ (liability), net	(3.0)
Other non-current assets	0.5
Current liabilities	(2.6)

Total identifiable net assets acquired	$6.3
Goodwill	15.2

Total	$21.5

In August 2011, we acquired a 72.8% membership interest in High Performance Partners LLC (“HPP”) and thereby increased our membership interest from 27.2% to 100%, making HPP a wholly owned subsidiary. We acquired the 72.8% membership interest for contingent earn-out consideration ranging from $0 to $16 million (based on Earnings Before Interest Depreciation Tax and Amortization (EBIDTA) levels generated in the 42 months following the acquisition, free cash flows generated, successful completion of certain sale transactions and revenue generated by our existing business that utilizes HPP technology), which had a preliminary estimated fair value of $6.4 million at the acquisition date. The acquisition of HPP was accounted for as a business combination, in accordance with the acquisition method of accounting in accordance with ASC 805, Business Combinations. We re-measured the existing membership interest of 27.2% which was previously being accounted for as an equity method investment, to its acquisition date fair value and accordingly we recognized a non-cash gain of $0.02 million.

The following table summarizes the preliminary consideration to acquire HPP and the preliminary amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of our existing investment in HPP at the acquisition date:

(dollars in millions)
Acquisition date fair value of contingent consideration	$6.4
Acquisition date fair value of the Company’s investment in HPP held before the business combination	1.3

Total	$7.7
Recognized amounts of identifiable assets acquired and liabilities assumed
Intangible assets	$1.9
Current liabilities	(0.1)

Total identifiable net assets assumed	$1.8
Goodwill	6.0

Total	$7.7

In July 2011, we acquired Nissan Human Information Services Co., Ltd., a Japanese corporation (“NHIS”), which provides human resource services, for cash consideration of $2 million. Subsequent to the acquisition, NHIS was renamed as Genpact Japan Services Co., Ltd. The acquisition of NHIS was accounted for as a business combination, in accordance with the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(dollars in millions)
Cash and cash equivalents	$0.3
Current assets	5.6
Tangible fixed assets, net	0.7
Intangible assets	0.5
Deferred tax assets, net	0.3
Other non-current assets	0.02
Current liabilities	(5.4)
Goodwill	0.01

$2.0

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations in the second quarter of 2011. The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(dollars in millions)
Preliminary estimated cash consideration	$565.1
Acquisition related costs included in selling, general and administrative expenses	5.6
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25.8
Current assets	62.2
Tangible fixed assets, net	14.6
Intangible assets	91.0
Deferred tax assets, net	18.3
Other non-current assets	12.0
Current liabilities	(42.7)
Long term liabilities	(6.3)

Total identifiable net assets assumed	$175.1
Goodwill	390.0

Total	$565.1

In March 2011, we acquired Akritiv Technologies, Inc., or Akritiv, a provider of cloud-based order-to-cash technology solutions with domain expertise in providing Software As A Service solutions for working capital optimization, for cash consideration of $1.6 million and a contingent consideration with an estimated fair value of $1.7 million. The acquisition of Akritiv was accounted for as a business combination in accordance with the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(dollars in millions)
Net assets and liabilities	$(0.2)
Other intangible assets	0.6
Goodwill	3.0
Deferred tax liabilities, net	(0.1)

$3.3

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

Revenue recognition.    As discussed above, we derive revenues from our services which are provided on a time and materials, transaction based and a fixed-price basis. Revenues derived from time-and-materials and transaction based contracts are recognized as the related services are performed. In the case of fixed-price contracts, including those for application maintenance and support services, revenues are recognized ratably over the term of the contracts. Revenues with respect to fixed-price contracts for development of software are recognized on a percentage of completion method. Guidance has been drawn from FASB guidelines on Software—Revenue Recognition, to account for revenue from fixed price arrangements for software development and related services in conformity with FASB guidance on Revenue Recognition—Construction—Type and Production-Type Contracts. The input (effort expended) method has been used to measure progress towards completion because management considers this to be the best available measure of progress on these contracts as there is a direct relation between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

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

We enter into multiple element revenue arrangements in which a customer may purchase a combination of our services. We recognize revenue from multiple element arrangement based on (1) whether and when each element has been delivered; (2) fair value of each element is determined using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value, third-party evidence or using best estimated selling price, as applicable, and (3) allocation of the total price among the various elements based on the relative selling price method.

Our accounts receivable include amounts for services that we have performed and for which an invoice has not yet been issued to the client. We follow a 30-day billing cycle and, as such, there may be at any point in time up to 30 days of revenues which we have accrued but not yet billed. These are disclosed as part of accounts receivable.

Accounts receivable.    We record accounts receivable at the invoiced / to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Any receivable which is due after one year is classified under “Other Assets” in the Consolidated Balance Sheets. We maintain an allowance for doubtful accounts for estimated losses inherent in the accounts receivable portfolio. In establishing the required allowance, we consider the historical losses adjusted in the past to take into account current market conditions and our clients’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our clients.

Business combinations, goodwill and other intangible assets.    We account for business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units.

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

Intangible assets acquired individually, or with a group of other assets in a business combination, are carried at a cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	2–14 years
Marketing-related intangible assets	1–10 years
Contract-related intangible assets	1 year
Other intangible assets	3–9 years

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

Stock-based compensation expense.    We recognize and measure compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option pricing model (Black-Scholes-Merton model) and for awards other than option awards, grant date fair value is determined on the basis of fair market value of the company’s shares on the date of grant of such awards. We recognize compensation expense for stock based awards net of estimated forfeitures. Stock-based compensation recognized in the consolidated statements of income for the years ended December 31, 2009, 2010 and 2011 is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We amortize the compensation cost on a straight-line basis over the vesting period.

Results of Operations

The following table sets forth certain data from our income statement for the years ended December 31, 2009, 2010 and 2011.

	Year ended December 31,			% Change Increase/(Decrease)
	2009	2010	2011	2010 vs. 2009	2011 vs. 2010
	(dollars in millions)
Net revenues—GE	$451.3	$478.9	$483.8	6.1%	1.0%
Net revenues—Global Clients	668.7	780.1	1,116.7	16.6%	43.2%

Total net revenues	1,120.1	1,259.0	1,600.4	12.4%	27.1%

Cost of revenue	672.6	788.5	1,004.9	17.2%	27.4%
Gross profit	447.4	470.4	595.5	5.1%	26.6%
Gross profit Margin %	39.9%	37.4%	37.2%
Operating expenses
Selling, general and administrative expenses	265.4	282.1	358.0	6.3%	26.9%
Amortization of acquired intangible assets	26.0	16.0	20.0	(38.5)%	25.2%
Other operating (income) expense, net	(6.1)	(5.5)	1.4	(10.0)%	(124.8)%

Income from operations	162.2	177.9	216.2	9.7%	21.6%
Income from operations % of Net revenues	14.5%	14.1%	13.5%
Foreign exchange (gains) losses, net	5.5	(1.1)	(35.1)	120.7%	2,986.6%
Other income (expense), net	4.4	5.2	10.7	18.2%	104.3%

Income before Equity method investment activity, net and income tax expense	161.1	184.2	262.1	14.4%	42.2%
Equity method investment activity, net	0.7	1.0	0.3	44.7%	(67.7)%

Income before income tax expense	160.4	183.2	261.7	14.2%	42.8%
Income tax expense	25.5	34.2	70.7	34.3%	106.6%

Net Income	135.0	149.0	191.1	10.4%	28.2%
Net income attributable to noncontrolling interest	7.7	6.9	6.8	(10.5)%	(1.0)%

Net income attributable to Genpact Limited shareholders	$127.3	$142.2	$184.3	11.7%	29.6%

Net income attributable to Genpact Limited shareholders % of Net revenues	11.4%	11.3%	11.5%

“Net revenues-related party” disclosed in the Consolidated Statements of Income includes revenue earned from GE and its affiliates, a client in which one of our directors has a controlling interest and a client which has a significant interest in the company. The revenue earned from this client is included in the “Net revenues-Global Clients” in the table above.”

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Net revenues.    Our net revenues increased by $341.5 million, or 27.1%, in 2011 compared to 2010. Our growth in net revenues is primarily on account of an increase in Genpact business process management services and information technology services for Global Clients as well as the acquisition of Headstrong Corporation in May 2011. Approximately $132.2 million, or 38.7%, of the growth in our 2011 net revenues came from client relationships that began prior to 2011. Growth in net revenues also reflects the strengthening of the Japanese yen, euro, Australian dollar and Pound sterling against the U.S. dollar, as a portion of our revenues are received in such currencies. Our average headcount increased by 18.1% to approximately 47,800 in 2011 from approximately 40,500 in 2010. Our net revenues per employee were $34.1 thousand in 2011 up from $31.1 thousand in 2010. Approximately 85.9% of the increase in average revenue per employee is the result of the acquisition of Headstrong and reflects their higher level of revenues from onshore work and higher value services.

Revenues from business process management services as a percentage of total net revenues decreased to 78.2% in 2011 from 86.1% in 2010. Our business process management revenues grew 15.5% to $1,251.9 million in 2011, primarily led by growth of 23.4% from Global Clients including revenues from Headstrong business consulting services. Revenues from our information technology business as a percentage of total net revenues increased to 21.8% in 2011 up from 13.9% in 2010, primarily driven by the acquisition of Headstrong and growth in information technology services for Global Clients. Organic information technology services revenues grew by 7.4% in 2011 to $188.3 million, up from $175.3 million in 2010.

Net revenues from GE increased by $4.9 million, or 1.0%. This increase was in spite of a decline in net revenues from GE of $26.7 million due to deletions and price reductions in certain statements of work, or SOWs. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Classification of Certain Net Revenues” certain businesses in which GE ceased to be a 20% shareholder in 2010 and 2011 were classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for 2011 increased by 1.6% over 2010 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 38.0% in 2010 to 30.2% in 2011. The decline in GE net revenues as a percentage of our total net revenues was partially due to the increase in revenues from Global Clients relating to the acquisition of Headstrong.

Net revenues from Global Clients increased by $336.6 million, or 43.2%. Approximately half of the increase in net revenues from Global Clients was attributable to Headstrong. $106.1 million, or 31.5%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, hospitality, pharmaceutical and healthcare industries. $46.2 million, or 13.7%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. The balance increase in net revenues from Global Clients was from clients in the manufacturing and automotive industries. In addition, a portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues, as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 62.0% in 2010 to 69.8% in 2011. Excluding revenues from businesses divested by GE in 2010 and 2011, Global Client revenues increased by approximately 42.7%.

Cost of revenue.    The following table sets forth the components of our cost of revenue:

	Year ended December 31,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$504.0	$678.2	34.6%
Operational expenses	231.5	274.8	18.7%
Depreciation and amortization	53.0	51.8	(2.2)%

Cost of revenue	$788.5	$1,004.9	27.4%

Cost of revenue as a % of total net revenues	62.6%	62.8%

Cost of revenue increased by $216.4 million, or 27.4%. The increase was primarily due to higher personnel and operational expenses on account of increased headcount and infrastructure cost. This increase relates to the general growth of our business, cost of headcount, facilities and infrastructure acquired due to the acquisition of Headstrong in the second quarter of 2011 and another business comprising of facility and staff acquired in Danville, Illinois in the second quarter of 2010.

More than half of the increase in cost of revenues relates to the acquisitions as mentioned above and $42.4 million, or 19.6% of the increase in cost of revenue was due to an increase in personnel expenses on account of increase in headcount. The remaining increase was due to higher facility and infrastructure related expenses, business related travel, communication and other expenses, including the impact of higher allocation of such costs to the cost of revenue due to higher growth in the number of operations personnel compared to the increase in support personnel. The increase in cost of revenue was partially offset by higher realization on our contracted India rupee-U.S. dollar hedges in 2011 compared to 2010 and decline in charges recoverable from clients. As a result, our cost of revenue as a percentage of net revenues increased marginally from 62.6% in 2010 to 62.8% in 2011.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $174.2 million, or 34.6%. Approximately half of the increase in personnel expenses relates to the acquisitions as mentioned above. The increase was also due to the hiring of new resources to manage growth and overall wage inflation. In addition, revenues from our re-engineering, analytics and risk consulting business, which has higher compensation and benefit costs, increased faster than revenues from our other businesses and the increase in costs for such businesses was in line with the increase in revenues. The increase in personnel expenses was partially offset by foreign exchange volatility as described above. Our average operational headcount other than related to the Headstrong acquisition increased by approximately 4,900 employees, or 14.2%, during 2011. As a result, personnel expenses as a percentage of net revenues increased from 40.0% in 2010 to 42.4% in 2011.

Operational expenses increased by $43.3 million, or 18.7%. Approximately two-thirds of the increase in operational expenses was on account of the acquisition of Headstrong in the second quarter of 2011. The increase in operational expenses were also on account of higher infrastructure costs, as a result of a one-time benefit we received in the first half of 2010 on renegotiation of certain contracts related to facilities in India, and expansion of infrastructure and IT related facilities over the last twelve months in India, the Philippines, the Americas and China. The increase was also on account of increase in business related travel costs and higher allocation to cost of revenue due to higher growth in operations personnel compared to the increase in support personnel, offset by a decline in charges recoverable from clients and foreign exchange volatility as described above. As a result, operational expenses as a percentage of net revenues decreased from 18.4% in 2010 to 17.2% in 2011.

Depreciation and amortization expenses as a component of cost of revenue decreased by $1.2 million to $51.8 million in 2011. The decrease was due to the foreign exchange volatility described above, partially offset by the acquisition of Headstrong. As a result, as a percentage of net revenues, depreciation and amortization expenses decreased from 4.2% in 2010 to 3.2% in 2011.

As a result of the foregoing, though gross profit increased by $125.1 million, or 26.6%, our gross margin decreased marginally from 37.4% in 2010 to 37.2% in 2011.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses:

	Year ended December 31,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Personnel expenses	$200.5	$247.7	23.5%
Operational expenses	71.7	101.7	41.9%
Depreciation and amortization	9.9	8.6	(13.3)%

Selling, general and administrative expenses	$282.1	$358.0	26.9%

SG&A as a % of total net revenues	22.4%	22.4%

Selling, general and administrative expenses, or SG&A expenses, increased by $75.9 million, or 26.9%. 57.0% of the increase in SG&A expenses was due to the acquisition of Headstrong in the second quarter of 2011. The increase in SG&A expenses was also on account of an increase in business development headcount and operational expenses such as travel expenses, consultancy charges and acquisition related expenses. The increase in SG&A expenses was partially offset by the reduced allocation to SG&A expenses due to lower growth in the number of support personnel compared to operations personnel and higher realization on our contracted India rupee-U.S. dollar hedges in 2011 compared to 2010. As a result, as a percentage of net revenues, SG&A expenses remained constant at 22.4% in 2011 and 2010.

Personnel expenses increased by $47.2 million, or 23.5%. The increase in personnel expenses was due to the Headstrong acquisition, increase in business development expenses due to hiring of more experienced and higher cost resources and general wage inflation. The increase in personnel expenses was also attributable to an increase in stock based compensation, which increased from $14.5 million in 2010 to $22.2 million in 2011. The increase related to performance and restricted stock grants issued in 2010 and 2011. This increase in personnel expenses was partially offset by the foreign exchange volatility as described above. Our personnel expenses as a percentage of net revenues decreased from 15.9% in 2010 to 15.5% in 2011.

The operational expenses component of SG&A expenses increased by $30.0 million, or 41.9%. Approximately 36.8% of the increase in operational expenses was attributable to the acquisition of Headstrong. The increase in operational expenses includes a reserve for doubtful debts of $6.3 million. This includes reserve for doubtful debts of $4.6 million attributable to two clients that filed for bankruptcy protection in 2011, one of which was acquired through the Headstrong acquisition. In addition, operational expenses were lower by $1.3 million in 2010 compared to 2011, due to a reduction in the reserve for doubtful debts in 2010 on account of collection of old doubtful receivables. The increase in operational expenses was also on account of acquisition expenses of $6.1 million. The remaining increase in the operational expenses component of SG&A expenses was on account of higher facility related expenses, travel related expenses and other consultancy charges, partially offset by foreign exchange volatility as described above. As a percentage of net revenues, such costs increased from 5.7% in 2010 to 6.4% in 2011.

Depreciation and amortization expenses, as a component of SG&A expenses decreased by $1.3 million to $8.6 million in 2011. This decrease in depreciation and amortization expenses is due to lower growth in the number of support personnel compared to operations personnel in 2011, and consequent reduced allocation to SG&A expenses, and foreign exchange volatility as described above, partially offset by an increase in depreciation expense due to the acquisition of Headstrong. As a percentage of net revenues, depreciation and amortization expenses were 0.8% in 2010 and 0.5% in 2011.

Amortization of acquired intangibles.    In 2010 and 2011, we continued to incur non-cash charges of $16.0 million and $20.0 million, respectively, consisting primarily of the amortization of acquired intangibles resulting from the 2004 reorganization, when we began operating as an independent company consistent with the amortization schedule, and amortization of intangibles related to acquisitions in 2010 and 2011. As a result of the acquisition of Headstrong in the second quarter of 2011, amortization of acquired intangibles increased by $7.9 million and this increase was partially offset by a decline in the amortization of acquired intangibles resulting from 2004 reorganization. These intangibles are evaluated for impairment at each period end, and to date, no impairments have been noted.

Other operating (income) expense, net.    Other operating (income) expense, net, consists of income from shared services from GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees and certain other operating losses due to impairment of property and certain capital work in progress items of $5.3 million. This impairment resulted in a loss of $1.4 million net of income from shared services in 2011 in comparison to the income of $5.5 million in 2010 after considering the impact of reversal of the provision of $1.3 million for employee related statutory liabilities in one of our subsidiaries. We do not recognize the shared service income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations.    As a result of the foregoing factors, income from operations increased by $38.4 million to $216.2 million in 2011. As a percentage of net revenues, income from operations decreased from 14.1% in 2010 to 13.5% in 2011.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $35.1 million in 2011, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from movements in Indian rupee and U.S. dollar exchange rates in 2011 compared to a foreign exchange gain of $1.1 million in 2010, which also included the impact of the discontinuance of certain cash flow hedges in 2010.

Other income (expense), net.    The following table sets forth the components of other income (expense), net:

	Year ended December 31,		% Change Increase/(Decrease)
	2010	2011	2011 vs. 2010
	(dollars in millions)
Interest income	$5.6	$15.1	170.9%
Interest expense	(2.7)	(9.2)	237.6%
Secondary offering expenses	(0.6)	—	NM *
Other income (expense)	3.0	4.8	61.0%

Other income (expense), net	$5.2	$10.7	104.3%

Other income (expense), net as a % of total net revenues	0.4%	0.7%

*	Not Measurable

We recorded other income, net of interest expense, of $10.7 million in 2011 compared to $5.2 million in 2010. The change was driven by an increase in interest income due to increased investment in higher interest bearing bank deposits in 2011 compared to 2010, interest income on an income tax refund received in the first half of 2011 and certain incentives given by the Chinese government in 2011. This increase in interest income was partially offset by increase in interest expense due to borrowings under our new credit facility. As a result of these borrowings, the weighted average rate of interest with respect to outstanding debt under our credit facility increased from 1.07% in 2010 to 1.91% in 2011.

Income before equity method investment, activity, net and income tax expense.    As a result of the foregoing factors, income before equity method investment activity, net and income tax expense increased by $77.8 million or from 14.6% of net revenues in 2010 to 16.4% of net revenues in 2011.

Equity-method investment activity, net.    This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia, and it also includes a marginal non-cash gain on account of re measurement of existing equity in HPP to fair value on the date of its acquisition.

Income before income tax expense.    As a result of the foregoing factors, income before income tax expense increased by $78.5 million or from 14.6% of net revenues in 2010 to 16.4% of net revenues in 2011.

Income tax expense.    Our income tax expense increased from $34.2 million in 2010 to $70.7 million in 2011, representing an effective tax rate of 27.7% in 2011, up from 19.4% in 2010. This increase was primarily driven by the complete expiration effective March 31, 2011 of the India tax holiday under the STPI scheme, higher tax rates applicable to Headstrong given its jurisdictional mix of income, and certain period items accounted for in 2011. The increase was partially offset by the growth of our operations in low tax and exempt locations.

Net income.    As a result of the foregoing factors, net income increased by $42.0 million from $149.0 million in 2010 to $191.1 million in 2011. As a percentage of net revenues, our net income was 11.8% in 2010 and 11.9% in 2011.

Net income attributable to noncontrolling interest.    The noncontrolling interest was primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased marginally from $6.9 million in 2010 to $6.8 million in 2011.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders increased by $42.1 million from $142.2 million in 2010 to $184.3 million in 2011. As a percentage of net revenues, our net income was 11.3% in 2010 and 11.5% in 2011.

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

The increase in personnel expenses was primarily due to new hires in our business development team as well as investments in our SEPSM team and general wage inflation. Our average headcount for the business development team increased to 118 people in 2010 from 106 in 2009. Many of the new hires are highly experienced and senior resources. In addition, the increase in personnel expenses is also attributable to higher costs as a result of foreign exchange volatility as described above. This increase in personnel expenses has been partially offset by a reduction in stock based compensation from $16.6 million in 2009 to $14.5 million in 2010 due to a revision in estimated forfeiture rates.

As a percentage of net revenues, SG&A expenses decreased from 23.7% in 2009 to 22.4% in 2010. As a percentage of net revenues, personnel expenses declined marginally to 15.9% in 2010 compared to 16.0% in 2009, primarily due to increased internal efficiencies through effective utilization of existing resources and reduction in stock based compensation.

The operational expenses component of SG&A expenses decreased by $4.3 million after accounting for the increase as a result of foreign exchange volatility as described above, business development costs and expenditure related to SEPSM. $5.1 million of the decrease is attributable to cost rationalization measures in overheads such as communication, facility expenses and other costs, and lower growth in the number of support personnel compared to operations personnel in 2010 resulting in reduced allocation to SG&A expenses. In addition, the operational expenses component of SG&A expenses also declined by $1.3 million, due to a reduction in the reserve for doubtful debts due to collection of old doubtful receivables in the first half of 2010. As a percentage of net revenues, such costs decreased from 6.8% in 2009 to 5.7% in 2010.

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

Other income (expense), net.    The following table sets forth the components of other income (expense), net:

	Year ended December 31,		% Change Increase/(Decrease)
	2009	2010	2010 vs. 2009
	(dollars in millions)
Interest income	$7.4	$5.6	(25.0)%
Interest expense	(4.3)	(2.7)	(37.0)%
Secondary offering expenses	—	(0.6)	NM
Other income	1.3	3.0	125.0%

Other income (expense), net	$4.4	$5.2	18.2%

Other income (expense), net as a % of total net revenues	0.4%	0.4%

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

Income before equity method investment, activity, net and income tax expense.    As a result of the foregoing factors, income before share of equity in loss of affiliates and income tax expense increased by $23.1 million or from 14.4% of net revenues in 2009 to 14.6% of net revenues in 2010.

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

The following table presents unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information contains all adjustments necessary to fairly present this information. The comparison of results for the first quarter of 2011 with the fourth quarter of 2010 reflects the foregoing factors. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

	Three months period ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(dollars in millions)
Statement of income data:
Total net revenues	$330.6	$397.6	$429.6	$442.7
Cost of revenue	214.5	254.0	268.3	268.1
Gross profit	116.1	143.6	161.3	174.6
Income from operations	46.5	51.1	56.7	61.9
Income before equity-method investment activity, net and income tax expense	51.2	55.2	68.6	87.0
Net income attributable to Genpact Limited shareholders	$36.1	$39.0	$48.0	$61.1

	Three months period ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(dollars in millions)
Statement of income data:
Total net revenues	$288.2	$307.6	$321.6	$341.5
Cost of revenue	176.7	191.1	204.8	215.9
Gross profit	111.5	116.5	116.7	125.6
Income from operations	37.3	38.3	42.4	59.9
Income before equity-method investment activity, net and income tax expense	37.8	34.3	49.2	63.0
Net income attributable to Genpact Limited shareholders	$28.2	$27.8	$40.1	$46.0

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2010 and 2011 is presented below:

	Year Ended, December 31,
	2010	2011	% Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$404.0	$408.0	1.0%
Short term Investment	77.0	—	NM
Short term borrowings	—	252.0	NM
Long-term debt due within one year	25.0	29.0	16.3
Long-term debt other than the current portion	—	73.9	NM
Genpact Limited total shareholders’ equity	$1,478.7	$1,433.1	(3.1)%

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities. We also incurred $120.0 million of long-term debt to finance in part the acquisition of Headstrong.

Our cash and cash equivalents were $408.0 million as of December 31, 2011 compared to $404.0 million as of December 31, 2010. Our cash and cash equivalents are comprised of (a) $140.2 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $267.5 million in deposits with banks to be used for medium term planned expenditure and capital requirements and (c) $0.3 million as restricted cash balance.

We do not have any balance in U.S. treasury bills as of December 31, 2011 compared to $77.0 million of U.S. Treasury bills as of December 31, 2010 held for the purpose of longer term capital requirements and acquisitions.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year Ended, December 31,			% Change Increase/(Decrease)
	2009	2010	2011	2010 vs. 2009	2011 vs. 2010
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$158.2	$163.1	$266.6	3.1%	63.5%
Investing activities	(13.7)	(33.4)	(535.1)	(144.6)%	NM
Financing activities	(51.5)	(32.3)	326.1	(37)%	NM

Net increase in cash and cash equivalents	$93.0	$97.4	$57.6	(4.8)%	(40.9)%

Cash flow from operating activities.    Our net cash provided by operating activities increased by $103.5 million from $163.1 million in 2010 to $266.6 million in 2011. Our net income adjusted for amortization and depreciation and other non-cash items increased by $50.0 million. $39.5 million of the increase was attributable to better management of vendor payables including an increase in payable days and changes in employee related accruals primarily attributable to the acquisition of Headstrong and incentives. This increase was also due to reduction in payables in 2010 attributable to the renegotiation of certain vendor contracts and changes in employee program and policies. The increase also reflects better collections of accounts receivable by $4.1 million, primarily due to improved receivables management, refund of security deposits of $3.5 million in the third quarter of 2011 and realization of NHIS acquisition related receivables of $3.8 million.

Cash flow from investing activities. Our net cash used for investing activities was $535.1 million in 2011 compared to $33.4 million in 2010. This was primarily due to payment of $577.2 million, net of cash acquired, for acquisitions in 2011 compared to $42.6 million paid for acquisitions, net of cash acquired, in 2010. We received $77.0 million from the sale of U.S. treasury bills, net of purchases, in 2011 compared to net realization of $55.6 million from the sale of U.S. treasury bills and $9.8 million from redemption of deposits with GE India in 2010. We sold U.S. treasury bills in the second quarter of 2011 to finance in part the acquisition of Headstrong. In addition, we paid $35.8 million in 2011 for purchase of property, plant and equipment compared to $55.2 million in 2010, primarily driven by better planning and utilization of existing infrastructure (including IT) to create capacity.

Cash flow from financing activities.    Our net cash provided by financing activities was $326.1 million in 2011, compared to $32.3 million of cash used for financing activities in 2010. The increase was primarily due to proceeds received from short term borrowings (net of repayments) of $252.0 million and long-term debt (net of repayment of $40.0 million due under the credit agreement terminated in April 2011) of $80.0 million compared to repayment of $0.2 million of short term borrowing and $45.0 million of long term debt as part of our scheduled repayments under our credit agreement in 2010. In addition, we received $12.8 million as proceeds from the issuance of common shares on exercise of employee stock options in 2011 compared to $24.8 million in 2010. We also paid $9.1 million in expenses directly relating to the new credit facility entered into during the second quarter of 2011.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $102.9 million at December 31, 2011 compared to $25.0 million at December 31, 2010 and $69.7 million at December 31, 2009. The increase in long-term debt (net of repayment) during the year ended December 31, 2011 was due to new borrowings to finance in part the acquisition of Headstrong.

The weighted average rate of interest with respect to outstanding long-term loans was 1.7%, 1.07% and 1.91% for the years ended December 31, 2009, 2010 and 2011, respectively.

In 2004, we incurred $180 million of long-term indebtedness in connection with the 2004 reorganization. This indebtedness was restructured in 2006. The outstanding balance of $25 million as of December 31, 2010 was repaid in April 2011 and subsequently the credit agreement in respect of this loan and a revolving credit facility of $145.0 million was terminated.

On May 3, 2011, we entered into a new credit agreement of $380.0 million consisting of a $120.0 million term loan and a $260.0 million revolving credit facility. Borrowings under the new credit agreement bear interest at a rate equal to LIBOR plus an applicable margin equal to 1.65% per annum. The revolving credit commitments under the credit agreement are subject to a commitment fee equal to 0.70% on the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving and swing line loans and letter of credit obligations. During 2011, we repaid $15.0 million of principal amount of the term loan in accordance with the repayment schedule. In addition, we must comply with covenants pertaining to interest coverage, leverage and the positive net worth of our Indian business. This debt is also secured by a pledge on certain of our property and assets including equipment, accounts receivable, bank accounts and other current and non current assets. For the year ended December 31, 2011, we are in compliance with all the covenants and undertakings described above.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of December 31, 2011, short-term credit facilities available to us aggregated $260.0 million, which are under the same agreement as our new long-term debt facility. Out of this, a total of $259.3 million was utilized, representing a funded drawdown of $252.0 million and non-funded drawdown of $7.3 million. In addition, we have fund-based and non-fund-based credit facilities of $18.4 million with banks for operational requirements, out of which a total of $3.6 million was utilized which represented non funded drawdown.

As of December 31, 2009 and 2010, short-term credit facilities available to us aggregated $145.0 million each year. Out of this, a total of $13.9 million and $10.0 million respectively was utilized representing a non-funded drawdown. In addition, we had fund-based and non-fund-based credit facilities of $13.8 million and $ 17.5 million respectively with banks for operational requirements, out of which a total of $0.2 million was utilized representing temporary cash drawdown as of December 31, 2009 and $5.0 million was utilized which represented non funded drawdown as of December 31, 2010.

Goodwill Impairment Testing

Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Determining whether an impairment has occurred requires valuation of the respective reporting units, which we estimate using a discounted cash flow model. The valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions which we believe to be reasonable but that are unpredictable and inherently uncertain and accordingly actual results may differ from these estimates. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, terminal growth rates, future economic and market conditions. We derived our discount rate using the capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We used a discount rate that is commensurate with the risks and uncertainties in the business and our internally developed forecasts. The results of our evaluations as of December 31, 2011, showed that the fair values of all our reporting units exceeded their book values. Based upon our analysis as at December 31, 2011, the estimated fair value for each of our reporting units exceeded its carrying value by at least 27%, respectively.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2011:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term borrowings	$252.0	$252.0	$—	$—	$—
Long-term debt	102.9	29.0	59.0	14.9	—
Capital leases	3.5	1.8	1.4	0.3	—
Operating leases	179.2	34.5	62.1	62.6	20.0
Purchase obligations	16.0	16.0	—	—	—
Capital commitments net of advances	9.7	9.7	—	—	—
Contingent Consideration Fair Value	14.5	0.2	8.6	5.6	—
Other long-term liabilities	229.1	73.1	109.7	46.3	—

Total contractual cash obligations	$806.9	$416.4	$240.7	$129.8	$20.0

Recent Accounting Pronouncements

Recently issued accounting pronouncements

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement in Accounting Standards Update No. 2011-04—“Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this update are effective for fiscal years, and interim periods beginning on or after December 15, 2011, which for the Company is the first quarter of 2012. These changes are required to be applied prospectively. The Company does not expect a material impact upon adoption of the provisions of the FASB guidance on the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-05—“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. The amendments are effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which for the Company is the first quarter in 2012. The adoption of this amendment will result in a change to the Company’s current presentation of comprehensive income.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350).” The objective of this update is to simplify how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not expect any material impact upon the adoption of this update.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impact on our financial statements upon adoption.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 72.0% in fiscal 2011) are received in U.S. dollars. We also receive revenues in Japanese yen, Euros, U.K. pound sterling, Australian dollars, Chinese renminbi, South African rand and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, Euro and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2011, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the Euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2011 by approximately $5 million. Similarly, 5.0% depreciation in the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2011 by approximately $26 million. Conversely, a 5.0% appreciation in the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2011 by approximately $29 million.

We have sought to reduce the effect of any Indian rupee-U.S. dollar, Chinese renminbi-Japanese yen, euro-Hungarian forint and Romanian leu and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows. These instruments typically have maturities of one to sixty months. We use these instruments as economic hedges and not for speculative purposes and most of them qualify for hedge accounting under the FASB guidance on Derivatives and Hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China and India limit the maturity and amount of such arrangements. We may not be able to purchase contracts adequate to insulate ourselves from Indian rupee-U.S. dollar and Chinese renminbi-Japanese yen foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange (gains) losses, net.”

Interest Rate Risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2011, we had approximately $357 million of indebtedness under our credit facility, including long term loan of $105 million and Revolver of $252 million. Interest on our indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Based on our indebtedness of $357 million as of December 31, 2011 a 1% change in interest rates would impact our net interest expense by $3.6 million.

Credit Risk

As of December 31, 2011, we had accounts receivable, including long term accounts receivable, net of provision for doubtful receivables of $423.0 million, $143.8 million of which was owed by GE and the balance $279.2 million of which was owed by Global Clients. No single Global Client owed more than $16 million.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

We acquired Headstrong Corporation and Empower Research, LLC during 2011, and in making the assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, we excluded Headstrong’s and Empower Research’s internal control over financial reporting associated with total assets of $641,325 thousand (of which $495,474 thousand represents goodwill and intangibles included within the scope of the assessment) and total revenues of $175,187 thousand included in the consolidated financial statements as of and for the year ended December 31, 2011.

KPMG, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-3.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the quarter ended December 31, 2011, our management excluded an evaluation of the disclosure controls and procedures of Headstrong and Empower Research, acquired during 2011. See Note 3 to the Consolidated Financial Statements for a discussion of the acquisitions.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of shareholders under the captions, “Election of Directors”, “Information about Executive Officers”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated by reference in this report.

Item 11.    Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of shareholders under the caption, “Information about Executive and Director Compensation”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of shareholders under the captions, “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of shareholders under the caption, “Certain Relationships and Related Transactions”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of shareholders under the caption, “Independent Registered Public Accounting Firm Fees and Other Matters”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-2 through F-63 hereof.

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits

See the Exhibit Index on pages E-1 through E-5 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

GENPACT LIMITED AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG

Gurgaon, India

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited the Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Headstrong Corporation and Empower Research, LLC during 2011, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, Headstrong Corporation’s and Empower Research, LLC’s internal control over financial reporting associated with total assets of $641,325 thousand (of which $495,474 thousand represents goodwill and intangibles included within the scope of the assessment) and total revenues of $175,187 thousand included in the consolidated financial statements of the Company as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Headstrong Corporation and Empower Research, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG

Gurgaon, India

February 29, 2012

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

		As of December 31,
	Notes	2010	2011
Assets
Current assets
Cash and cash equivalents	4	$404,034	$408,020
Short term investments	5	76,985	—
Accounts receivable, net	6	174,654	258,498
Accounts receivable from related party, net	6,29	131,271	143,921
Deferred tax assets	27	21,985	46,949
Due from related party	9,29	3	10
Prepaid expenses and other current assets	9	126,848	127,721

Total current assets		$935,780	$985,119
Property, plant and equipment, net	10	197,166	180,504
Deferred tax assets	27	35,099	91,880
Investment in equity affiliates	29	1,913	220
Customer-related intangible assets, net	11	33,296	85,987
Marketing-related intangible assets, net	11	—	24,240
Other intangible assets, net	11	51	3,061
Goodwill	11	570,153	925,339
Other assets	12	120,003	107,037

Total assets		$1,893,461	$2,403,387

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

		As of December 31,
	Notes	2010	2011
Liabilities and equity
Current liabilities
Short-term borrowings	17	$—	$252,000
Current portion of long-term debt	16	24,950	29,012
Current portion of capital lease obligations	14	702	1,005
Current portion of capital lease obligations payable to related party	14,29	1,188	762
Accounts payable		12,206	20,951
Income taxes payable	27	8,064	20,118
Deferred tax liabilities	27	489	35
Due to related party	15,29	4,030	464
Accrued expenses and other current liabilities	15	270,919	337,481

Total current liabilities		$322,548	$661,828
Long-term debt, less current portion	16	—	73,930
Capital lease obligations, less current portion	14	741	846
Capital lease obligations payable to related party, less current portion	14,29	1,748	855
Deferred tax liabilities	27	2,953	1,905
Due to related party	18,29	10,683	9,154
Other liabilities	18	73,546	219,186

Total liabilities		$412,219	$967,704

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued	21	—	—
Common shares, $0.01 par value, 500,000,000 authorized, 220,916,960 and 222,347,968 issued and outstanding as of December 31, 2010 and 2011, respectively	21	2,208	2,222
Additional paid-in capital		1,105,610	1,146,203
Retained earnings		421,092	605,386
Accumulated other comprehensive income (loss)		(50,238)	(320,753)

Genpact Limited shareholders’ equity		$1,478,672	$1,433,058
Noncontrolling interest		2,570	2,625

Total equity		$1,481,242	$1,435,683
Commitments and contingencies	30

Total liabilities and equity		$1,893,461	$2,403,387

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2009	2010	2011
Net revenues
Net revenues from services—related party	29	$451,338	$479,231	$484,464
Net revenues from services—others		668,733	779,732	1,115,972

Total net revenues		1,120,071	1,258,963	1,600,436

Cost of revenue
Services	23, 29	672,624	788,522	1,004,899

Total cost of revenue		672,624	788,522	1,004,899

Gross profit		$447,447	$470,441	$595,537
Operating expenses:
Selling, general and administrative expenses	24, 29	265,392	282,102	357,959
Amortization of acquired intangible assets	11	25,969	15,959	19,974
Other operating (income) expense, net	25, 29	(6,094)	(5,484)	1,360

Income from operations		$162,180	$177,864	$216,244
Foreign exchange (gains) losses, net		5,493	(1,137)	(35,099)
Other income (expense), net	26, 29	4,437	5,246	10,716

Income before Equity-method investment activity, net and income tax expense		$161,124	$184,247	$262,059
Equity-method investment activity, net		700	1,013	327

Income before income tax expense		$160,424	$183,234	$261,732
Income tax expense	27	25,466	34,203	70,656

Net Income		$134,958	$149,031	$191,076
Net income attributable to noncontrolling interest		7,657	6,850	6,782

Net income attributable to Genpact Limited shareholders		$127,301	$142,181	$184,294

Net income available to Genpact Limited common shareholders	22	$127,301	$142,181	$184,294
Earnings per common share attributable to Genpact Limited common shareholders	22
Basic		$0.59	$0.65	$0.83
Diluted		$0.58	$0.63	$0.81

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		215,503,749	219,310,327	221,567,502
Diluted		220,066,345	224,838,529	226,354,403

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Genpact Limited Shareholders					Noncontrolling Interest	Total Equity
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)
	No. of shares	Amount
Balance as of January 1, 2009	214,560,620	$2,146	$1,030,304	$151,610	$(342,267)	$2,573	$844,366
Issuance of common shares on exercise of options (Note 20)	2,830,995	28	13,307	—	—	—	13,335
Issuance of common shares under the employee share purchase plan (Note 20)	41,476	—	408	—	—	—	408
Distribution to noncontrolling interest	—	—	—	—	—	(7,866)	(7,866)
Stock-based compensation expense (Note 20)	—	—	19,285	—	—	—	19,285
Comprehensive income:	—	—	—	—	—	—	—
Net income	—	—	—	127,301	—	7,657	134,958
Other comprehensive income:	—	—	—	—	—	—	—
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	160,023	—	160,023
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	(197)	—	(197)
Currency translation adjustments	—	—	—	—	35,323	(13)	35,310
Retirement benefits, net of taxes	—	—	—	—	125	—	125

Comprehensive income (loss)	—	—	—	—	—	—	$330,219

Balance as of December 31, 2009	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Genpact Limited Shareholders					Noncontrolling Interest	Total Equity
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)
	No. of shares	Amount
Balance as of January 1, 2010	217,433,091	$2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747
Issuance of common shares on exercise of options (Note 20)	3,401,788	34	24,195	—	—	—	24,229
Issuance of common shares under the employee share purchase plan (Note 20)	44,581	—	597	—	—	—	597
Issuance of common shares on vesting of restricted share units (Note 20)	37,500	—	—	—	—	—	—
Noncontrolling interest on business acquisition	—	—	—	—	—	502	502
Distribution to noncontrolling interest	—	—	—	—	—	(7,065)	(7,065)
Stock-based compensation expense (Note 20)	—	—	17,514	—	—	—	17,514
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	142,181	—	6,850	149,031
Other comprehensive income:	—	—	—	—	—	—
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	68,766	—	68,766
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	208	—	208
Currency translation adjustments	—	—	—	—	27,827	(68)	27,759
Retirement benefits, net of taxes	—	—	—	—	(46)	—	(46)

Comprehensive income (loss)	—	—	—	—	—	—	$245,718

Balance as of December 31, 2010	220,916,960	$2,208	$1,105,610	$421,092	$(50,238)	$2,570	$1,481,242

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Genpact Limited Shareholders					Noncontrolling Interest	Total Equity
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)
	No. of Shares	Amount
Balance as of January 1, 2011	220,916,960	2,208	1,105,610	421,092	(50,238)	2,570	$1,481,242
Issuance of common shares on exercise of options (Note 20)	1,142,441	11	12,142	—	—	—	12,153
Issuance of common shares under the employee share purchase plan (Note 20)	49,192	1	686	—	—	—	687
Issuance of common shares on vesting of restricted share units (Note 20)	239,375	2	(2)	—	—	—	—
Distribution to noncontrolling interest	—	—	27,767	—	—	(6,805)	(6,805)
Stock-based compensation expense (Note 20)	—	—	—	—		—	27,767
Comprehensive income:	—	—	—	—	—	—	—
Net income	—	—	—	184,294	—	6,782	191,076
Other comprehensive income:	—	—	—	—	—	—	—
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	—	—	—	—	(113,646)	—	(113,646)
Net unrealized gain (loss) on investment in U.S. treasury bills	—	—	—	—	(11)	—	(11)
Currency translation adjustments	—	—	—	—	(156,733)	78	(156,655)
Retirement benefits, net of taxes	—	—	—	—	(125)	—	(125)
Comprehensive income (loss)	—	—	—	—	—	—	$(79,361)

Balance as of December 31, 2011	222,347,968	$2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2009	2010	2011
Operating activities
Net income attributable to Genpact Limited shareholders	$127,301	$142,181	$184,294
Net income attributable to noncontrolling interest	7,657	6,850	6,782

Net income	$134,958	$149,031	$191,076
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	53,047	57,881	58,357
Amortization of debt issue costs	561	385	1,952
Amortization of acquired intangible assets	26,540	16,275	20,132
Reserve (release) for doubtful receivables	1,614	(1,334)	6,298
Reserve for / (writeback of) mortgage loans	(1,022)	12	52
Gain on business acquisition	—	(247)	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(166)	(284)	(18,276)
Equity-method investment activity, net	700	1,013	327
Stock-based compensation expense	19,285	17,514	27,767
Deferred income taxes	(20,740)	(5,400)	(7,981)
Others, net	206	181	5,322
Change in operating assets and liabilities:
Increase in accounts receivable	(21,980)	(50,414)	(46,314)
Increase in other assets	(32,005)	(25,932)	(10,461)
(Decrease) increase in accounts payable	4,214	(2,631)	6,800
(Decrease) increase in accrued expenses and other current liabilities	(11,155)	(2,560)	27,517
(Decrease) increase in income taxes payable	(563)	6,447	10,345
(Decrease) increase in other liabilities	4,675	3,161	(6,301)

Net cash provided by operating activities	$158,169	$163,098	$266,612

Investing activities
Purchase of property, plant and equipment	(52,540)	(55,171)	(35,776)
Proceeds from sale of property, plant and equipment	1,147	1,239	916
Investment in affiliates	(296)	(2,324)	—
Purchase of short term investments	(246,914)	(107,324)	(129,458)
Proceeds from sale of short term investments	255,778	162,940	206,443
Short term deposits placed with related party	(111,049)	(6,530)	—
Redemption of short term deposits with related party	160,405	16,325	—
Payment for business acquisitions, net of cash acquired	(20,196)	(42,575)	(577,233)

Net cash used in investing activities	$(13,665)	$(33,420)	$(535,108)

Financing activities
Repayment of capital lease obligations	(2,603)	(4,861)	(2,821)
Proceeds from long-term debt	—	—	120,000
Repayment of long-term debt	(30,000)	(45,000)	(40,000)
Short-term borrowings, net	(24,820)	(165)	252,000
Proceeds from issuance of common shares under stock based compensation plans	13,743	24,826	12,840
Direct cost incurred in relation to debt	—	—	(9,115)
Distribution to noncontrolling interest	(7,866)	(7,065)	(6,805)

Net cash provided by (used for) financing activities	$(51,546)	$(32,265)	$326,099

Effect of exchange rate changes	11,726	17,887	(53,617)
Net increase in cash and cash equivalents	92,958	97,413	57,603
Cash and cash equivalents at the beginning of the period	184,050	288,734	404,034

Cash and cash equivalents at the end of the period	$288,734	$404,034	$408,020

Supplementary information
Cash paid during the period for interest	$4,274	$1,617	$5,026
Cash paid during the period for income taxes	$67,561	$40,466	$65,688
Property, plant and equipment acquired under capital lease obligation	$1,558	$1,968	$1,787

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

1. Organization

(a) Nature of Operations

The Company is a global leader in business process and technology management services, leveraging the power of smarter processes, smarter analytics and smarter technology to help its clients drive intelligence across the enterprise. The Company believes that its Smart Enterprise Processes (SEPSM) framework, its unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. The Company’s Smart Decision Services deliver valuable business insights to its clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, the Company also offers a wide range of technology services. Driven by a passion for process innovation and operational excellence built on its Lean and Six Sigma DNA and the legacy of serving GE for more than 14 years, its 55,000+ professionals around the globe deliver services to more than 600 clients from a network of 57 delivery centers across 16 countries supporting more than 30 languages.

(b) Organization

The Company has a unique heritage. The Company built its business by meeting the demands of the leaders of GE, to increase the productivity of their businesses. The Company began in 1997 as the India-based captive business process services operation for General Electric Capital Corporation, or GE Capital, GE’s financial services business. As the Company demonstrated its value to GE management, the Company’s business grew in size and scope. The Company took on a wide range of complex and critical processes and became a significant provider to many of GE’s businesses, including Consumer Finance, Commercial Finance, Healthcare, Industrial, NBC Universal and GE’s corporate offices.

The Company started actively pursuing business from clients other than GE, which are referred to as Global Clients, from January 1, 2005. Since that time, it has succeeded in increasing the business and diversifying its revenue sources.

In August 2007, the Company completed an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders each sold 17,647,059 common shares.

On March 24, 2010, the Company completed a secondary offering of its common shares by certain of its shareholders that was priced at $15 per share. The offering consisted of 38,640,000 common shares, which included the underwriters exercise of their option to purchase an additional 5,040,000 common shares from the Company’s shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering. The Company incurred expenses in connection with the secondary offering of approximately $591, included under ‘Other income (expense), net’ in the Consolidated Statement of Income for the year ended December 31, 2010. Upon the completion of the secondary offering, the General Electric Company’s (“GE”) shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder, although it continues to be a related party in accordance with the provisions of Regulation S-X Rule 1-02(s). Its shareholding has subsequently declined further to less than 5.0% as of December 31, 2011.

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

On January 1, 2009 the Company reclassified amounts previously attributable to noncontrolling interest to a separate component of equity on the accompanying consolidated balance sheets and consolidated statements of equity and comprehensive income (loss). Additionally, net income attributable to noncontrolling interest is shown separately from net income in the consolidated statements of income. This reclassification had no effect on our previously reported financial position or results of operations.

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

c) Revenue recognition

The Company derives its revenue primarily from business process and technology management services, which are provided on both time-and-materials and fixed-price basis. The Company recognizes revenue from services under time-and-materials contracts when persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is reasonably assured. Such revenues are recognized as the services are provided. The Company's fixed-price contracts include contracts for application development, maintenance and support services. Revenues on these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and receivables for the services rendered between the last billing date and the balance sheet date.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

Revenue with respect to fixed-price contracts for development of software is recognized on a percentage of completion method. Guidance has been drawn from FASB guidance on Software—Revenue Recognition to account for revenue from fixed price arrangements for software development and related services in conformity with FASB guidance on Revenue Recognition—Construction—Type and Production-Type Contracts. The input (effort expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

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

The Company enters into multiple element revenue arrangements in which a customer may purchase a combination of its services. Revenue from multiple element arrangement is recognized based on (1) whether and when each element has been delivered; (2) fair value of each element is determined using the selling price hierarchy of vendor-specific objective evidence ("VSOE") of fair value, third-party evidence or using best estimated selling price, as applicable, and (3) allocation of the total price among the various elements based on the relative selling price method.

d) Accounts receivable

Accounts receivable are recorded at the invoiced / to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project, and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software.

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

(i) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

its fair value on acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units.

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

(k) Foreign currency

The consolidated financial statements are reported in U.S. Dollars. The functional currency of the Company is U.S. Dollars. The functional currency for subsidiaries organized in Europe, other than the U.K., is the Euro, and the functional currencies of subsidiaries organized in Brazil, China, Columbia, Guatemala, India, Japan, Morocco, South Africa, the Philippines, the U.K. and United Arab Emirates are their respective local currencies.

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

Monetary assets and liabilities of each subsidiary denominated in currencies other than the subsidiary's functional currency are translated into their respective functional currency at the rates of exchange prevailing at the balance sheet date. Transactions of each subsidiary in currencies other than the subsidiary's functional currency are translated into the respective functional currency at the average monthly exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the consolidated statements of income.

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

(p) Stock-based compensation

The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option-pricing model (Black-Scholes-Merton) and for awards other than option awards, grant date fair value is determined on the basis of fair market value of a Company’s share on the date of grant of such awards. The Company recognizes compensation expense for stock based awards net of estimated forfeitures. Stock-based compensation recognized in the consolidated statements of income for the years ended December 31, 2009, 2010 and 2011 is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(q) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, a related party, and short term investments are with other financial institutions. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 43% and 36% of receivables as of December 31, 2010 and 2011, respectively. GE accounted for 40%, 38% and 30% of revenues for the years ended December 31, 2009, 2010 and 2011, respectively.

(r) Earnings (loss) per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock based awards except where the results would be anti-dilutive.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

2. Summary of significant accounting policies (Continued)

The following recently released accounting standard has been adopted by the Company and certain disclosures in the consolidated financial statements and footnotes to the consolidated financial statements have been modified. Adoption of this standard did not impact the consolidated financial results as they are disclosure-only in nature:

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

•

In April 2010, FASB issued ASU 2010-13 which states that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability based only on this condition if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Effective January 1, 2011, the Company has adopted ASU 2010-13.

(u) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period.

3. Business acquisitions

(a) Empower Research, LLC

On October 3, 2011, the Company acquired the outstanding capital stock units of Empower Research, LLC (“Empower”) for an initial cash consideration of $17,100, subject to adjustment based on working capital, cash

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

3. Business acquisitions (Continued)

balances, current indebtedness and company expenses. The agreement also provides for an additional deferred consideration which has a discounted value of $802 and a contingent earn-out consideration (ranging from $0 to $7,662 based on gross profit to be generated in the year 2012) which had an estimated fair value of $4,511.

Empower is an integrated media and business research company with strong capabilities in social media research and measurement. With this acquisition, the Company gains access to one of the fastest-growing research domains and social media industry.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Empower were recorded at fair value at the date of acquisition. Goodwill recorded in connection with Empower acquisition amounted to $15,197, representing excess of the purchase price over the net assets (including deferred taxes) acquired, has been allocated to India reporting unit and is not deductible for tax purposes. The results of operations of Empower and the fair value of the assets and liabilities are included in the Company's Consolidated Financial Statements from October 3, 2011, the date of acquisition.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Purchase price:
Cash	$16,204
Deferred consideration	802
Contingent consideration	4,511

Fair value of total purchase price	$21,517
Acquisition related costs included in selling, general and administrative expenses	164
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,431
Current assets	2,169
Tangible fixed assets, net	144
Intangible assets	7,570
Deferred tax asset/ (liability), net	(2,959)
Other non-current assets	520
Current liabilities	(2,555)

Total identifiable net assets acquired	$6,320
Goodwill	15,197

Total	$21,517

The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The fair value and estimated useful lives of the intangibles are follows:

	Estimated fair value	Estimated useful life
Customer related intangibles	$3,700	2 to 7 years
Marketing related intangibles	3,870	3 to 10 years

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

3. Business acquisitions (Continued)

The weighted average amortization period in respect of the acquired intangible assets is 8 years.

(b) High Performance Partners LLC

On August 24, 2011, the Company acquired an additional 72.79% of the membership interests of High Performance Partners LLC (“HPP”), thereby increasing its interest from 27.21% to 100% and providing the Company control over HPP as a wholly owned subsidiary. The Company acquired the 72.79% membership interest for a contingent earn-out consideration ranging from $0 to $16,000 (based on Earnings Before Interest Depreciation Tax and Amortization (EBIDTA) levels generated in 42 months following the acquisition, free cash flows generated, successful completion of certain sale transactions and revenue generated by the Company's existing business that utilizes HPP technology), which had a estimated fair value of $6,417 at the acquisition date. Acquisition-related costs incurred by the Company amounted to $49, which have been expensed under ‘Selling, general and administrative expenses' in the Consolidated Statements of Income.

HPP provides innovative solutions for the mortgage market through its proprietary Quantum Mortgage Technology, including consulting and business solutions. Through the acquisition of HPP, Genpact has acquired the Quantum software platform that can support its Mortgage Business Process. Goodwill recorded in connection with the HPP acquisition amounted to $5,988 which has been allocated to our Americas reporting unit and is deductible for tax purposes.

The Company previously accounted for its 27.21% interest in HPP as an equity method investment. The Company re-measured this equity interest to fair value at the acquisition date and recognized a non-cash gain of $17 in the Consolidate Statements of Income under “equity-method investment activity, net”.

The following table summarizes the consideration to acquire HPP and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the Company’s existing investment in HPP at the acquisition date:

Acquisition date fair value of contingent consideration	$6,417
Acquisition date fair value of the Company’s investment in HPP held before the business combination	1,326

Total	$7,743
Recognized amounts of identifiable assets acquired and liabilities assumed
Intangible assets	$1,863
Current liabilities	(108)

Total identifiable net assets acquired	$1,755
Goodwill	5,988

Total	$7,743

The above technology related intangibles have estimated useful lives of 7 to 9 years.

(c) Nissan Human Information Services Co., Ltd.

On July 1, 2011, the Company acquired 100% of the outstanding equity interest in Nissan Human Information Services Co., Ltd., a Japanese corporation (“NHIS”), for cash consideration of $2,000. There are no

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

3. Business acquisitions (Continued)

contingent consideration arrangements in connection with the acquisition. Subsequent to the acquisition, NHIS was renamed as Genpact Japan Services Co., Ltd. Acquisition-related costs incurred by the Company amounted to $263, which have been expensed under ‘Selling, general and administrative expenses' in the Consolidated Statements of Income. This acquisition provides additional delivery capabilities in HR services in Japan. Goodwill recorded in connection with NHIS acquisition amounted to $12 which has been allocated to our China reporting unit and is not deductible for tax purposes.

The acquisition of NHIS was accounted for as a business combination, in accordance with the acquisition method. The operations of NHIS and the estimated fair market values of the assets and liabilities have been included in the Company’s consolidated financial statements from the date of acquisition of July 1, 2011.

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

(d) Headstrong Corporation

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

As of the date of these financial statements, the purchase consideration for the acquisition is pending adjustment for closing working capital and final settlement of seller expenses. As part of acquisition, the total amount paid by the Company, net of $25,845 of cash acquired, is $558,455 (including $19,205 of seller expenses).

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

Preliminary estimated cash consideration	$565,095
Acquisition related costs included in selling, general and administrative expenses	5,616
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25,845
Current assets	62,237
Tangible fixed assets	14,634
Intangible assets	91,020
Deferred tax assets, net	18,346
Other non-current assets	11,968
Current liabilities	(42,650)
Long term liabilities	(6,274)

Total identifiable net assets acquired	$175,126
Goodwill	389,969

Total	$565,095

The fair value of the current assets acquired includes trade receivables with a fair value of $56,257. The gross amount due is $56,497, of which $240 is expected to be uncollectable.

Goodwill represents the excess of the preliminary estimated purchase price over the net assets (including deferred taxes) acquired and is not deductible for tax purposes. The acquisition of Headstrong resulted in addition of a new reporting unit to the Company and accordingly the acquisition related goodwill has been allocated to such new reporting unit. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The preliminary estimated value and estimated useful lives of the intangibles are follows:

	Preliminary estimated value	Estimated useful life
Customer related intangibles	$68,450	2 to 11 years
Marketing related intangibles	21,820	10 years
Other intangibles	750	7 years

The weighted average amortization period in respect of the acquired intangible assets is 10 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

3. Business acquisitions (Continued)

The results of operations of Headstrong and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements from May 3, 2011, the date of acquisition. For the period from the acquisition date through December 31, 2011, Headstrong contributed revenue of $173,644 and net income of $5,663.

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information presented below for the year ended December 31, 2010 and 2011 summarizes the combined results of operations as if the Headstrong acquisition had been completed as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

	Actual as reported Year ended December 31,		Pro forma Year ended December 31,
	2010	2011	2010	2011
Net revenue	$1,258,963	$1,600,436	$1,480,534	$1,682,227
Net income from continuing operations	$142,181	$184,294	$156,625	$196,761
Earnings per share
Basic	$0.65	$0.83	$0.71	$0.89
Diluted	$0.63	$0.81	$0.70	$0.87

The pro forma net income from continuing operations as above has been adjusted to exclude acquisition related cost of $19,205 and $5,616 incurred by the seller and the Company, respectively, during the year ended December 31, 2011.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of combined operations.

(e) Akritiv Technologies, Inc.

On March 14, 2011, the Company acquired 100% of the outstanding equity interest in Akritiv Technologies, Inc., a Delaware Corporation (“Akritiv”), for cash consideration of $1,564 and a contingent earn-out component (ranging from $0 to $3,500 based on EBIT levels generated in year ending March 2012, 2013 and 2014), which had an estimated fair value of $1,731 at the acquisition date. Acquisition-related costs incurred by the Company amounted to $30, which have been expensed under ‘Selling, general and administrative expenses' in the Consolidated Statements of Income. Through this acquisition, the Company acquired proprietary technology platform and software as a service delivered solutions for functions such as credit and accounts receivable management. This will provide an end-to-end offering to clients for receiving and processing customer sales. Goodwill recorded in connection with Akritiv acquisition amounted to $2,992, which has been allocated to our Americas reporting unit.

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

$3,295

The above acquired technology related intangible assets have estimated useful lives of 8 years. Goodwill represents the excess of the purchase price over the net assets (including deferred taxes) acquired and is not deductible for tax purposes.

(f) Acquisition of Delivery Center in Danville

In January 2010, the Company finalized an arrangement with Walgreens, the largest drug store chain in the U.S., to acquire a delivery center in Danville, Illinois and entered into a ten year master professional services agreement, or MPSA, with Walgreens. Pursuant to the terms of the MPSA, approximately 500 Walgreens accounting employees in Danville were transferred to Genpact in May 2010.

By virtue of the combination of the acquisition of the delivery center and the entry into the MPSA, the Company has acquired an integrated set of activities and assets capable of being managed and conducted for the purpose of providing returns to the Company for a cash consideration of $16,347. Through this acquisition, the Company strengthened its offering in the healthcare industry represented by goodwill amounting to $2,083 which has been allocated to the India reporting unit and is not deductible for tax purposes.

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

$16,347

(g) Symphony Marketing Solutions, Inc.

On February 3, 2010, the Company acquired 100% of the outstanding equity interest in Symphony Marketing Solutions, Inc., a Delaware corporation (“Symphony”), for cash consideration of $29,303. Acquisition-related costs incurred by the Company amounted to $521, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. Through this acquisition, the Company enhanced its expertise in analytics and data management services represented by goodwill amounting to $14,168 which has been allocated to the India reporting unit.

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

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2010 and 2011 comprise:

	As of December 31,
	2010	2011
Deposits with banks	$208,072	$267,467
U.S. Treasury bills	91,490	—
Other cash and bank balances	104,472	140,553

Total	$404,034	$408,020

The cash and cash equivalents as of December 31, 2010 and 2011 include restricted cash balance of $0 and $254, respectively. Restrictions are primarily on account of margin money against bank guarantees and deposits for foreign currency advance on which bank has created a lien.

5. Short term investments

The components of the Company’s short term investments as of December 31, 2010 and 2011 are as follows:

	As of December 31, 2010
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$76,974	$11	$—	$76,985

Total	$76,974	$11	$—	$76,985

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

5. Short term investments (Continued)

As of December 31, 2011
	Carrying Value	Unrealized gains	Unrealized losses	Estimated Fair Value
Short term investments:
U.S. Treasury bills	$—	$—	$—	$—

Total	$—	$—	$—	$—

6. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of reserve for doubtful receivables as recorded by the Company:

As of December 31,	Balance at the beginning of the year	Additions due to acquisitions	Additions charged to cost and expense	Deductions	Balance at the end of the year
2009	$6,006	—	1,614	(2,391)	$5,229
2010	$5,229	—	(1,334)	(969)	$2,926
2011	$2,926	240	6,298	(760)	$8,704

Accounts receivable were $308,851 and $411,123, and reserve for doubtful receivables were $2,926 and $8,704, resulting in net accounts receivable balances of $305,925 and $402,419, as of December 31, 2010 and 2011, respectively. In addition, accounts receivable due after one year of $10,454 and $20,579 as of December 31, 2010 and 2011, respectively are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $131,959 and $144,782, and reserve for doubtful receivables were $688 and $861, resulting in net accounts receivable balances of $131,271 and $ 143,921, as of December 31, 2010 and 2011, respectively.

7. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury bills and notes, and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury bills and loans held for sale were determined using the following inputs as of December 31, 2010 and 2011:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

7. Fair Value Measurements (Continued)

	As of December 31, 2011
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$8,877	$—	$8,877	$—
Loans held for sale (Note a)	469	—	—	469

Total	$9,346	$—	$8,877	$469

Liabilities
Derivative Instruments (Note b)	$221,628	$—	$221,628	$—

Total	$221,628	$—	$221,628	$—

(a)	Included in prepaid expenses and other current assets, and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities, and other liabilities in the consolidated balance sheets.
(c)	Included in either cash and cash equivalents or short term investment, depending on the maturity profile, in the consolidated balance sheets.

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	As of December 31,
	2010	2011
Opening balance, net	$552	$530
Impact of fair value included in earnings	(12)	(52)
Settlements	(10)	(9)

Closing balance, net	$530	$469

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

8. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

which are banks / financial institutions and the Company considers the risks of non-performance by the counterparties as not material. The forward foreign exchange contracts mature between zero and sixty months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31,		As of December 31,
	2010	2011	2010	2011
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,937,497	$1,856,100	$(19,405)	$(210,297)
United States Dollars (sell) Mexican Peso (buy)	14,400	7,200	510	(461)
United States Dollars (sell) Philippines Peso (buy)	51,950	36,900	2,210	872
Euro (sell) United States Dollars (buy)	61,426	77,836	953	2,821
Euro (sell) Hungarian Forints (buy)	13,408	9,950	341	(953)
Euro (sell) Romanian Leu (buy)	55,392	60,361	591	416
Japanese Yen (sell) Chinese Renminbi (buy)	66,970	52,434	(6,930)	(5,381)
Pound Sterling (sell) United States Dollars (buy)	71,463	93,996	1,680	2,588
Australian Dollars (sell) United States Dollars (buy)	58,577	68,637	(6,287)	(2,356)

			$(26,337)	$(212,751)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchase of services. In addition to this program the Company also has derivative instruments that are not accounted for as hedges under the FASB guidance, to hedge the foreign exchange risks related to balance sheet items such as receivables and inter-company borrowings denominated in currencies other than the underlying functional currency.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

The fair value of the derivative instruments and their location in the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2010	As of December 31, 2011	As of December 31, 2010	As of December 31, 2011
Assets
Prepaid expenses and other current assets	$10,186	$4,545	$1,202	$782
Other assets	$26,638	$3,550	$—	$—

Liabilities
Accrued expenses and other current liabilities	$44,577	$56,377	$58	$10,527
Other liabilities	$19,728	$154,724	$—	$—

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

In connection with cash flow hedges, the Company has recorded as a component of accumulated other comprehensive income (loss) or OCI within equity a gain (loss) of ($18,235), and $(131,881), net of taxes, as of December 31, 2010 and 2011, respectively.

The gains / losses recognized in accumulated other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain(Loss) reclassified from accumulated OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from Accumulated OCI into Statement of Income (Effective Portion)			Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
	2009	2010	2011		2009	2010	2011		2009	2010	2011
Forward foreign exchange contracts	$182,479	$29,603	$(219,550)	Revenue	$(6,645)	$(6,152)	$(9,519)	Foreign exchange (gains) losses, net	$—	$—	$—
				Cost of revenue	(43,344)	(55,020)	(27,813)
				Selling, general and administrative expenses	(10,985)	(12,689)	(6,693)

	$182,479	$29,603	$(219,550)		$(60,974)	$(73,861)	$(44,025)		$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

8. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivatives	Amount of (Gain) Loss recognised in Income on Derivatives
		Year ended December 31,
		2009	2010	2011
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(8,153)	$(10,433)	$18,725
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	11,746	(234)	—

		$3,593	$(10,667)	$18,725

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

(b)	These forward foreign exchange contracts were initially designated as cash flow hedges under FASB guidance on Derivatives and Hedging. The net (gains) losses amounts of $11,746, $(234) and $0 for the years ended December 31, 2009, 2010 and 2011 respectively, include the recognition of losses for certain derivative contracts accounted for within accumulated other comprehensive income (loss). These losses were recognized as certain forecasted transactions are no longer expected to occur and therefore hedge accounting is no longer applied. For the years ended December 31, 2009, 2010 and 2011, losses of $13,964, $0 and $0, respectively, were recognized in the consolidated statements of income related to these non-designated contracts. In addition, these amounts also include subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

9. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2010	2011
Advance taxes	$55,949	$57,492
Deferred transition costs	37,826	34,354
Loans held for sale	530	469
Derivative instruments	11,388	5,326
Employee advances	3,150	3,922
Advances to suppliers	2,504	3,447
Prepaid expenses	9,321	16,041
Deposits	1,484	1,827
Others	4,699	4,853

	126,851	127,731
Less: Due from a related party	(3)	(10)

	$126,848	$127,721

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

10. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2010	2011
Land	$21,353	$16,237
Buildings	53,357	55,387
Furniture and fixtures	30,579	28,654
Computer equipment and servers	129,024	141,334
Plant, machinery and equipment	47,771	49,325
Computer software	77,991	82,733
Leasehold improvements	65,566	67,994
Vehicles	6,137	5,700
Capital work in progress	8,792	4,051

Property, plant and equipment, gross	440,570	451,415
Less: Accumulated depreciation and amortization	(243,404)	(270,911)

Property, plant, and equipment, net	$197,166	$180,504

Depreciation expense on property, plant and equipment for the years ended December 31, 2009, 2010 and 2011 was $44,601, $49,397 and $47,147, respectively. The amount of computer software amortization for the years ended December 31, 2009, 2010 and 2011 was $12,415, $13,492 and $13,257, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $3,969, $5,008 and $2,047 for the years ended December 31, 2009, 2010 and 2011, respectively.

Property, plant and equipment, net include assets held under capital lease arrangements, which consist of the following:

	As of December 31,
	2010	2011
Vehicles	$4,670	$4,376
Furniture and fixtures	1,556	1,348
Computer equipment and servers	—	227
Plant, machinery and equipment	—	82

	6,226	6,033
Less: Accumulated depreciation	(2,770)	(2,954)

	$3,456	$3,079

Depreciation expense in respect of these assets was $3,390, $2,589 and $706 for the years ended December 31, 2009, 2010 and 2011, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

11. Goodwill and intangible assets

The following table presents the changes in goodwill for the years ended December 31, 2010 and 2011:

	As of December 31,
	2010	2011
Opening balance	$548,723	$570,153
Goodwill relating to acquisitions consummated during the period	16,251	414,158
Effect of exchange rate fluctuations	5,179	(58,972)

Closing balance	$570,153	$925,339

Goodwill has been allocated to the following reporting units as follows:

	As of December 31,
	2010	2011
India	$492,697	$448,052
China	22,901	24,121
Europe	16,951	16,614
Americas	37,604	46,583
Headstrong	—	389,969

	$570,153	$925,339

During the fourth quarter of 2010, the Company changed its annual goodwill impairment testing date from September 30 to December 31 of each year. This change was made to improve alignment of impairment testing procedures with year-end financial reporting and the annual business planning and budgeting process, which concludes substantially during the fourth quarter of each year. As a result, the goodwill impairment testing will reflect the result of inputs from business in the development of the budget including the impact of seasonality of the company’s financial results, which would provide improved visibility for the budgeting process. Accordingly, management considered this accounting change preferable. This change did not accelerate, delay, avoid, or cause an impairment charge, nor did this change result in adjustments to previously issued financial statements.

During 2010 and 2011, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in either year. The results of our evaluation showed that the fair values of all reporting units exceeded their respective carrying values. The total amount of goodwill deductible for tax purposes is $10,474 and $7,562 as of December 31, 2010 and 2011, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2010			As of December 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$222,285	$188,989	$33,296	$275,859	$189,872	$85,987
Marketing-related intangible assets	15,835	15,835	—	40,552	16,313	24,240
Contract-related intangible assets	1,423	1,423	—	1,219	1,219	—
Other intangible assets	318	267	51	3,541	480	3,061

	$239,861	$206,514	$33,347	$321,171	$207,884	$113,288

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

11. Goodwill and intangible assets (Continued)

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2009, 2010 and 2011 were $25,969, $15,959 and $19,974, respectively. Intangible assets recorded for the 2004 reorganization, when we began operating as an independent company, include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the years ended December 31, 2009, 2010 and 2011 was $571, $316 and $158, respectively, and has been reported as a reduction of revenue. As of December 31, 2011, the unamortized value of the intangible asset was $81, which will be amortized in future periods and reported as a reduction of revenue.

The estimated amortization schedule for the intangible assets for future periods is set out below:

For the year ending December 31
2012	20,989
2013	18,185
2014	16,004
2015	12,840
2016 and beyond	45,270

$113,288

12. Other assets

Other assets consist of the following:

	As of December 31,
	2010	2011
Advance taxes	$10,683	$9,154
Deferred transition costs	32,127	29,124
Deposits	28,802	26,573
Derivative instruments	26,638	3,550
Prepaid expenses	3,696	4,064
Accounts Receivable due after one year	10,454	20,579
Others	7,603	13,993

	$120,003	$107,037

13. Loans held for sale

Loans held for sale were $1,000 and $990, and provision against loans held for sale were $470 and $521, resulting in net loans held for sale balances of $530 and $469 as of December 31, 2010 and 2011, respectively. Additionally, the Company has reserved $226 and $226 as of December 31, 2010 and 2011, respectively, for estimated losses on loans sold.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

14. Leases

The Company has taken vehicles, furniture and fixtures, computer equipment and servers, and plant, machinery and equipment on lease from a related party and other lessors under capital lease arrangements. Future minimum lease payments are as follows:

As of December 31:
2012	2,117
2013	1,029
2014	587
2015	271
2016	106

Total minimum lease payments	4,110
Less: amount representing future interest	(642)

Present value of minimum lease payments	3,468
Less: current portion	(1,767)

Long-term capital lease obligations	$1,701

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

Year ending December 31:
2012	34,517
2013	34,201
2014	27,865
2015	22,174
2016 and beyond	60,415

Total minimum lease payments	$179,172

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight line basis over the lease term. Rent expenses under cancellable and non-cancellable operating leases were $40,278, $36,928 and $44,613 for the years ended December 31, 2009, 2010 and 2011, respectively.

The above rental expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $2,790, $2,602 and $1,227 for the years ended December 31, 2009, 2010 and 2011, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

15. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2010	2011
Accrued expenses	$68,672	$85,046
Accrued employee cost	76,571	96,536
Deferred transition revenue	43,358	37,424
Statutory liabilities	12,556	18,085
Retirement benefits	11,072	14,964
Derivative instruments	44,635	66,904
Advance from customers	12,832	12,568
Other liabilities	5,253	6,418

	274,949	337,945
Less: Due to a related party	(4,030)	(464)

	$270,919	$337,481

16. Long-term debt

The outstanding term loan as of December 31, 2010 was $24,950 (net of debt amortization expense of $50) bearing interest rate of 1.01250% at LIBOR plus margin (depending on the Company’s leverage). This loan represented long term debt primarily related to 2004 re-organization. On April 29, 2011, the Company terminated the above agreement.

In May 2011, the Company obtained credit facilities aggregating $380,000 from a consortium of financial institutions to finance in part the acquisition of Headstrong and general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provides for a $120,000 term loan and a $260,000 revolving credit facility. The Company has an option to increase the commitment under the Credit Agreement by up to an additional $100,000 subject to certain approvals and conditions as set forth in the credit agreement.

The outstanding term loan (net of debt amortization expense of $2,058) was $102,942, as of December 31, 2011 which bears interest rate of 2.08167% at LIBOR plus a margin (depending on the Company’s leverage). Indebtedness under the loan agreement is secured by certain assets, and the agreement contains certain covenants including a restriction on further indebtedness of the Company. Amount outstanding as on December 31, 2011 will be repaid over four years through semi-annual repayments of $15,000 which commenced six months from the initial drawdown of May 3, 2011.

The maturity profile of these loans, net of debt amortization expense is as follows:

Year	Amount
2012	$29,012
2013	29,334
2014	29,651
2015	14,945

$102,942

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

17. Short-term borrowings

The Company has the following borrowing facilities:

(a)	fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2010 and 2011, the limits available were $17,540 and $18,434, respectively, out of which $5,030 and $3,558 were utilized which represented non funded drawndown.

(b)	fund-based and non–fund based revolving credit facilities of $145,000 for operational requirement in the form of overdrafts and letter of credits as of December 31, 2010 terminated in April 2011. As of December 31, 2010, a total of $9,990 was utilized representing non-funded drawdown.

(c)	fund-based and non-fund-based revolving credit facilities of $260,000 for operational requirements acquired in May 2011 as stated in note 16 above. This has been initially used for the acquisition of Headstrong Corporation. As of December 31, 2011, a total of $259,308 was utilized, representing a funded drawdown of $252,000 and non-funded drawdown of $7,308. This facility expires in May 2015 and the funded drawdown bears interest of 2.21975% at LIBOR plus a margin as of December 31, 2011. Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on indebtedness of the Company.

18. Other liabilities

Other liabilities consist of the following:

	As of December 31,
	2010	2011
Accrued employee cost	$2,594	$2,694
Deferred transition revenue	35,302	31,257
Retirement benefits	10,535	11,610
Derivative instruments	19,728	154,724
Amount received from a related party under indemnification arrangement, pending adjustment	10,683	9,154
Earn out consideration	—	14,484
Others	5,387	4,417

	$84,229	$228,340
Less: Due to a related party	(10,683)	(9,154)

	$73,546	$219,186

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

In addition, some of the company’s subsidiaries in Philippines (the “Philippines Plan”) and Japan (the “Japan Plan”) have sponsored defined benefit retirement programs. The Japan Plan and Philippines Plan benefit cost for the year is calculated on an actuarial basis.

Current service costs for the defined benefit plan are accrued in the year to which they relate on a monthly basis. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

The following table sets forth the funded status of the defined benefit plans and the amounts recognized in the Company's financial statements based on an actuarial valuation carried out as of December 31, 2010 and 2011.

	As of December 31,
	2010	2011
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$12,596	$15,126
Service cost	2,747	3,456
Actuarial loss (gain)	159	1,308
Interest cost	1,148	1,500
Prior service cost	19	—
Liabilities assumed on acquisition	—	5,057
Benefits paid	(1,941)	(3,173)
Effect of exchange rate changes	398	(2,522)

Projected benefit obligation at the end of the year	$15,126	$20,752

Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$10,023	$9,132
Employer contributions	98	7,688
Actual gain on plan assets	678	406
Assets assumed on acquisition	—	3,153
Benefits paid	(1,941)	(3,173)
Effect of exchange rate changes	274	(932)

Fair value of plan assets at the end of the year	$9,132	$16,274

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

19. Employee benefit plans (Continued)

Amounts included in accumulated other comprehensive income (loss) as of December 31, 2010 and 2011 were as follows:

	As of December 31,
	2010	2011
Net actuarial loss	$(2,945)	$(3,867)
Deferred tax assets	464	1,260

Accumulated other comprehensive income, net	$(2,481)	$(2,607)

Changes in accumulated other comprehensive income (loss) during the year ended December 31, 2011 were as follows:

Net Actuarial loss	$(1,423)
Amortization of net actuarial loss	521
Deferred income taxes	796
Effect of exchange rate changes	(19)

Accumulated other comprehensive income (loss), net	$(125)

Net defined benefit plan costs for the years ended December 31, 2009, 2010 and 2011 include the following components:

	Year ended December 31,
	2009	2010	2011
Service costs	$2,356	$2,747	$3,456
Interest costs	1,034	1,148	1,500
Amortization of actuarial loss	368	221	521
Expected return on plan assets	(567)	(795)	(715)

Net Gratuity Plan costs	$3,191	$3,321	$4,762

The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $824.

The weighted average assumptions used to determine the benefit obligations of the Gratuity Plan as of December 31, 2010 and 2011 are presented below:

	As of December 31,
	2010	2011
Discount rate	8.65%	9.3%-9.70%
Rate of increase in compensation per annum	8.00%	8.00%-8.10%
		for the first 3 years and 6% thereafter

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

19. Employee benefit plans (Continued)

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2009, 2010 and 2011 are presented below:

	Year ended December 31,
	2009	2010	2011
Discount rate	8.75%	7.90%	9.3%-9.70%
Rate of increase in compensation per annum	10.5% for first 3 years & 7% thereafter	8.00%	8.00%-8.10% for the first 3 years and 6% thereafter
Expected long term rate of return on plan assets per annum	7.50%	7.50%	7.30%-8.00%

The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2010 and 2011 are presented below:

	As of December 31,
	2010	2011
Discount rate	8.00%	7.50%
Rate of increase in compensation per annum	5.04%	5.50%

The weighted average assumptions used to determine the Mexican Plan costs for the years ended December 31, 2009, 2010 and 2011 are presented below:

	Year ended December 31,
	2009	2010	2011
Discount rate	8.00%	8.00%	7.50%
Rate of increase in compensation per annum	5.04%	5.04%	5.50%
Expected long term rate of return on plan assets per annum	0.00%	0.00%	0.00%

The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2011 is presented below:

As of December 31, 2011
Discount rate	0.90%
Rate of increase in compensation per annum	0.00%

The weighted average assumptions used to determine the Japan Plan costs for the years ended December 31, 2011 is presented below:

As of December 31, 2011
Discount rate	0.90%
Rate of increase in compensation per annum	0.00%
Expected long term rate of return on plan assets per annum	0.00%

The weighted average assumptions used to determine the benefit obligation of the Philippines Plan as of December 31, 2011 is presented below:

As of December 31, 2011

Discount rate	6.29%
Rate of increase in compensation per annum	4.00%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

19. Employee benefit plans (Continued)

The weighted average assumptions used to determine the Philippines Plan costs for the years ended December 31, 2011 is presented below:

As of December 31, 2011

Discount rate	6.29%
Rate of increase in compensation per annum	4.00%
Expected long term rate of return on plan assets per annum	5.00%

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

The Company contributes the required funding for all ascertained liabilities to the Genpact India Employees’ Gratuity Fund. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies. These funds further invest in debt securities like money market instruments, government securities and public and private bonds. During the years ending December 31, 2009, 2010 and 2011, all of the plan assets were primarily invested in debt securities.

Certain subsidiaries of the Company in Philippines and Japan sponsor a defined benefit plan. Such plans are funded and the Company contributions are made to insurer managed funds or to a trust. The contributions to the trust are further invested in Government bonds.

The fair values of Company’s plan assets as of December 31, 2010 and 2011 by asset category are as follows:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

19. Employee benefit plans (Continued)

	As of December 31, 2011
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$6,934	$6,934	$—	$—
Fixed Income Securities (Note a)	7,223	2,421	4,802	—
Other Securities (Note b)	2,117	848	1,269	—

Total	$16,274	$10,203	$6,071	$—

(a)	Include investment in funds which invest 100% in fixed income securities like money market instruments, government securities and public and private bonds.

(b)	Include investment in funds which invest 50% to 85% in fixed income securities and the remaining portion in equity securities.

The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown:

Year ending December 31,
2012	$4,627
2013	4,705
2014	4,726
2015	5,214
2016	5,255
2017-2021	20,730

$45,257

The expected benefit payments are based on the same assumptions that were used to measure the Company's benefit obligations as of December 31, 2011.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

19. Employee benefit plans (Continued)

Defined contribution plans

During the years ended December 31, 2009, 2010 and 2011, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2009	2010	2011
India	$8,111	$10,386	$13,014
U.S.	1,011	1,693	2,295
U.K.	561	849	1,047
Hungary	62	41	34
China	6,771	7,998	9,480
Mexico	57	44	27
Morocco	100	117	150
South Africa	87	358	321
Hong kong	—	—	21
Singapore	—	—	8
Philippines	—	—	10

Total	$16,760	$21,486	$26,407

20. Stock-based compensation

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

A brief summary of each plan is provided below:

2005 Plan

Under the 2005 Plan, which was adopted on July 26, 2005, the Company is authorized to issue up to 12,210,750 options to eligible persons and has granted 12,403,445 options up to the year ended December 31, 2011.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Stock-based compensation (Continued)

2006 Plan

Under the 2006 Plan, which was adopted on February 27, 2006, the Company is authorized to issue up to 4,942,369 options to eligible persons and has granted 5,260,692 options up to the year ended December 31, 2011.

2007 Plan

Under the 2007 Plan, which was adopted on March 27, 2007, the Company is authorized to issue up to 16,733,250 options to eligible persons and has granted 8,647,050 options up to the year ended December 31, 2011.

2007 Omnibus Plan

The Company adopted the 2007 Omnibus Plan on July 13, 2007 and it was amended and restated on April 15, 2011. The 2007 Omnibus Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, share appreciation rights, restricted share awards, restricted share units, performance units, cash incentive awards and other equity-based or equity-related awards. Under the 2007 Omnibus Plan the Company is authorized to grant awards for the issuance of common shares in the future up to a limit of 9,406,800 common shares to eligible persons, of which 8,499,033 options, 2,903,648 Restricted Share Units and 2,792,196 Performance Units were granted up to the year ended December 31, 2011.

The stock-based compensation costs relating to above plans during the years ended December 31, 2009, 2010 and 2011, were $19,262, $17,446 and $27,677 respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

The tax benefit recognized in relation to stock based compensation charge during the years ended December 31, 2009, 2010 and 2011 was $4,617, $3,872 and $7,800, respectively. No realized tax benefit on the options exercised during the years ended December 31, 2009, 2010 and 2011 has been recorded through shareholders' equity due to losses in U.S. subsidiaries.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options in 2009, 2010 and 2011:

	2009	2010	2011
Dividend yield	—	—	—
Expected life (in months)	76-78	75	75
Risk free rate of interest	2.07%-3.39%	2.02%-3.16%	2.26%
Volatility	37.7%-46.44%	36.47%-37.36%	37.32%

Volatility was calculated based on the historical volatility of our comparative companies during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Stock-based compensation (Continued)

"simplified method" which is based on the average of the vesting term and contractual term of the option. The risk-free interest rate that we use in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. Expected dividends during the estimated term of the option are based on recent dividend activity; the Company has not paid any cash dividends in the recent period and do not anticipate doing so in the foreseeable future.

The Company has issued, and intends to continue to issue, new shares to satisfy stock option exercises under its incentive plans.

A summary of the options granted during the years ended December 31, 2009, 2010 and 2011 is set out below:

	Year ended December 31, 2009
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2009	23,820,664	$9.75	7.9	$—
Granted	1,446,630	11.09	—	—
Forfeited	(1,801,880)	12.85	—	—
Expired	(240,920)	14.14	—	—
Exercised	(2,830,995)	4.69	—	28,917

Outstanding as of December 31, 2009	20,393,499	$10.23	7.2	$103,942

Vested and exercisable as of December 31, 2009 and expected to vest thereafter (Note a)	18,519,983	$10.20	7.2	$95,044
Vested and exercisable as of December 31, 2009	6,729,735	$5.69	6.2	$62,516
Weighted average grant date fair value of grants during the year	$4.93

	Year ended December 31, 2010
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2010	20,393,499	$10.23	7.2	$—
Granted	1,543,000	15.88	—	—
Forfeited	(2,459,542)	13.92	—	—
Expired	(85,813)	14.95	—	—
Exercised	(3,401,788)	7.12	—	27,581

Outstanding as of December 31, 2010	15,989,356	$10.84	6.4	$75,755

Vested and exercisable as of December 31, 2010 and expected to vest thereafter (Note a)	15,237,198	$10.88	6.4	$71,642
Vested and exercisable as of December 31, 2010	7,806,813	$7.83	5.5	$59,195
Weighted average grant date fair value of grants during the year	$6.64

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Stock-based compensation (Continued)

	Year ended December 31, 2011
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2011	15,989,356	$10.84	6.4	$—
Granted	2,50,000	15.34	—	—
Forfeited	(1,183,761)	14.32	—	—
Expired	(178,334)	15.54	—	—
Exercised	(1,142,441)	10.64	—	5,227

Outstanding as of December 31, 2011	13,734,820	$10.58	5.4	$66,728

Vested and exercisable as of December 31, 2011 and expected to vest thereafter (Note a)	13,189,947	$10.47	5.4	$65,419
Vested and exercisable as of December 31, 2011	9,444,045	$9.26	4.7	$57,704
Weighted average grant date fair value of grants during the year	$6.21

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of December 31, 2011, the total remaining unrecognized stock-based compensation costs for options expected to vest amounted to $17,092, which will be recognized over the weighted average remaining requisite vesting period of 1.75 years.

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

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the year ended December 31, 2009, 2010 and 2011 is set out below:

	Year ended December 31, 2009
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2009	70,959	$14.04
Granted	—	—
Vested	(23,653)	14.04
Forfeited	—	—

Outstanding as of December 31, 2009	47,306	$14.04

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Stock-based compensation (Continued)

	Year ended December 31, 2010
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	47,306	$14.04
Granted	—	—
Vested	(23,653)	14.04
Forfeited	—	—

Outstanding as of December 31, 2010	23,653	$14.04

	Year ended December 31, 2011
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	23,653	$14.04
Granted	—	—
Vested	(23,653)	14.04
Forfeited	—	—

Outstanding as of December 31, 2011	—	$—

Restricted Share Units

During the year ended December 31, 2009, 2010 and 2011, the Company granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have vesting schedules of one to four years. The compensation expense is recognized on a straight line over the vesting term.

A summary of RSUs granted during the year ended December 31, 2009, 2010 and 2011 is set out below:

	Year ended December 31, 2009
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2009	—	$—
Granted	325,000	10.09
Vested and allotted	—	—
Forfeited	—	—

Outstanding as of December 31, 2009	325,000	$10.09

Expected to vest	325,000

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Stock-based compensation (Continued)

	Year ended December 31, 2010
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	325,000	$10.09
Granted	736,500	15.10
Vested	(37,500)	12.23
Forfeited	(8,000)	14.26

Outstanding as of December 31, 2010	1,016,000	$13.61

Expected to vest	862,959

	Year ended December 31, 2011
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	1,016,000	$13.61
Granted	1,842,148	15.69
Vested *	(341,375)	13.48
Forfeited	(254,620)	14.11

Outstanding as of December 31, 2011	2,262,153	$15.27

Expected to vest	1,783,411

*	Vested RSUs for the year ended December 31, 2011 include 102,000 RSUs, the shares in respect of which will be issued on December 31, 2012.

As of December 31, 2011, the total remaining unrecognized stock-based compensation costs related to RSUs amounted to $23,385 which will be recognized over the weighted average remaining requisite vesting period of 3.17 years.

Performance Units

The Company also makes stock awards in the form of Performance Units or PUs under the 2007 Omnibus Plan.

During the years ended December 31, 2010 and 2011, the Company granted PUs, wherein each PU represents the right to receive a common share based on the Company’s performance against specified targets. These PUs have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight line basis over the vesting term and for awards with graded vesting, the compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

20. Stock-based compensation (Continued)

A summary of PUs activity during the year ended December 31, 2010 and 2011 is set out below:

	Year ended December 31, 2010
	Number of Performance Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	—	$—
Granted	1,110,000	15.20
Vested	—	—
Forfeited	(214,667)	14.46

Outstanding as of December 31, 2010	895,333	$15.38

	Year ended December 31, 2011
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2011	895,333	$15.38	1,343,000
Granted	1,682,196	15.05	2,346,995
Vested*	(166,666)	14.19	(249,999)
Forfeited	(139,139)	16.21	(192,674)

Outstanding as of December 31, 2011	2,271,724	$15.17	3,247,322

Performance units expected to vest	1,989,245

*	Vested PUs in the year ended December 31, 2011 reflects the PUs at 100% vesting. Actual vesting of PUs has taken place at 128.9% (214,880 shares). Shares in respect of these vested PUs will be issued on December 31, 2012.

As of December 31, 2011, the total remaining unrecognized stock based compensation costs related to PUs amounted to $19,043 which will be recognized over the weighted average remaining requisite vesting period of 1.73 years.

In the first quarter of 2011, the compensation committee of the board of directors of the Company modified the performance metrics for the performance grants made to employees in March 2010 from Revenue and EBITDA growth to Revenue and adjusted operating income growth

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

During the year ended December 31, 2009, 2010 and 2011, common shares issued under ESPP was 41,476, 44,581 and 49,192, respectively.

The ESPP was considered as non compensatory under the FASB guidance on Compensation-Stock Compensation until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expenses for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the years ended December 31, 2009, 2010 and 2011 was $23, $68 and $90, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

21. Capital stock

The Company’s authorized capital stock as of December 31, 2010 and 2011 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. Of the above, the Company had 220,916,960 and 222,347,968 common shares, and no preferred shares, issued and outstanding as of December 31, 2010 and 2011, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

21. Capital stock (Continued)

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

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 12,480,950, 9,189,505 and 6,995,632 for the years ended December 31, 2009, 2010 and 2011, respectively.

	Year ended December 31,
	2009	2010	2011
Net income available to Genpact Limited common shareholders	$127,301	$142,181	$184,294
Weighted average number of common shares used in computing basic earnings per common share	215,503,749	219,310,327	221,567,502
Dilutive effect of stock based awards	4,562,596	5,528,202	4,786,901

Weighted average number of common shares used in computing dilutive earnings per common share	220,066,345	224,838,529	226,354,403

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.59	$0.65	$0.83
Diluted	$0.58	$0.63	$0.81

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

23. Cost of revenue

Cost of revenue consists of the following:

	Year ended December 31,
	2009	2010	2011
Personnel expenses	$405,642	$504,008	$678,247
Operational expenses	220,524	231,515	274,824
Depreciation and amortization	46,458	52,999	51,828

	$672,624	$788,522	$1,004,899

24. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2009	2010	2011
Personnel expenses	$178,797	$200,524	$247,681
Operational expenses	76,037	71,689	101,702
Depreciation and amortization	10,558	9,889	8,576

	$265,392	$282,102	$357,959

25. Other operating (income) expense, net

	Year ended December 31,
	2009	2010	2011
Other operating (income) expense	$(6,094)	$(5,484)	$(3,959)
Impairment of capital work in progress / property, plant and equipment	—	—	5,319

	$(6,094)	$(5,484)	$1,360

26. Other income (expense), net

Other income (expense), net consists of the following:

	Year ended December 31,
	2009	2010	2011
Interest income	$7,446	$5,588	$15,136
Interest expense	(4,332)	(2,729)	(9,213)
Secondary offering expenses	—	(591)	—
Other income	1,323	2,978	4,793

	$4,437	$5,246	$10,716

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

27. Income taxes

Income tax expense (benefit) for the years ended December 31, 2009, 2010 and 2011 is allocated as follows:

	Year ended December 31,
	2009	2010	2011
Income from continuing operations	$25,466	$34,203	$70,656
Shareholders' equity for-
Unrealized gains (losses) on cash flow hedges	83,502	34,717	(62,204)
Retirement benefits	—	(318)	(796)

Total income tax expense (benefit)	$108,968	$68,602	$7,656

The components of income before income taxes from continuing operations are as follows:

	Year ended December 31,
	2009	2010	2011
Domestic	$1,835	$6,443	$(10,214)
Foreign	158,589	176,791	271,946

Income before income tax expense	$160,424	$183,234	$261,732

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2009	2010	2011
Current taxes
Domestic	2,473	498	1,277
Foreign	43,733	39,105	77,360

	$46,206	$39,603	$78,637

Deferred taxes
Domestic	(15,916)	2,246	(1,085)
Foreign	(4,824)	(7,646)	(6,896)

	$(20,740)	$(5,400)	$(7,981)

Total income tax expense (benefit)	$25,466	$34,203	$70,656

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

27. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes, as a result of the following:

	Year ended December 31,
	2009	2010	2011
Income before income tax expense	$160,424	$183,234	$261,732
Statutory tax rates	35.00%	35.00%	35.00%
Computed expected income tax expense	56,148	64,132	91,606
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	2,690	1,541	(5,902)
Tax benefit from tax holiday	(26,024)	(30,713)	(22,757)
Non-deductible expenses	1,544	(701)	2,721
Effect of change in tax rates	(1,691)	2,084	617
Change in valuation allowance	(2,436)	(2,305)	1,248
Change in tax status	(10,343)	(658)	—
Others	5,578	823	3,123

Reported income tax expense (benefit)	$25,466	$34,203	$70,656

A portion of the profits of the Company’s operations is exempt from income tax in India. The tax holiday under the STPI Scheme was available for a period of ten consecutive years beginning in the year in which the respective Indian undertaking commenced operations and expired completely as at March 31, 2011. One of the Company’s Indian subsidiaries has four units eligible for tax holiday as a Special Economic Zone unit in respect of 100% of the export profits for a period of 5 years, 50% of such profits for next 5 years and 50% of the profits for further period of 5 years subject to satisfaction of certain capital investments requirements. One of these unit commenced operations in 2007, two in 2008 and one in 2009.

The basic earnings per share effect of the tax holiday is $0.12, $0.14 and $0.10, respectively, for the years ended December 31, 2009, 2010 and 2011. The diluted earnings per share effect of the tax holiday is $0.12, $0.14 and $0.10, respectively, for the years ended December 31, 2009, 2010 and 2011.

As a result of the change in tax status of one of its subsidiaries in the U.S. during the year ended December 31, 2007, the Company recognized the tax effects in the consolidated statement of income for the adjustment in deferred tax liability associated with the unrealized gains on certain effective hedges in other comprehensive income. During the year ended December 31, 2009, 2010 and 2011, the Company recognized a reversal of deferred tax liability amounting to $10,343, $658 and $0 for the hedges that matured in 2009, 2010 and 2011.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

27. Income taxes (Continued)

The components of the deferred tax balances as of December 31, 2010 and 2011 are as follows:

	As of December 31,
	2010	2011
Deferred tax assets
Net operating loss carryforwards	$16,278	$63,059
Accrued liabilities and other expenses	12,120	11,561
Reserve for doubtful debts	2,452	5,703
Property, plant and equipment	3,161	4,174
Unrealized losses on cash flow hedges, net	9,534	71,495
Unrealized losses on foreign currency balance, net	825	3,744
Stock-based compensation	12,661	18,281
Retirement benefits	3,100	2,887
Deferred revenue	27,122	26,065
Others	11,298	15,069

Gross deferred tax assets	$98,551	$222,038
Less: Valuation allowance	(4,605)	(11,542)

Total deferred tax assets	$93,946	$210,496

Deferred tax liabilities
Intangible assets	7,176	37,496
Property, plant and equipment	4,656	5,531
Deferred cost	24,204	21,651
Others	4,268	8,929

Total deferred tax liabilities	$40,304	$73,607

Net deferred tax asset	$53,642	$136,889

	As of December 31,
Classsified as	2010	2011
Deferred tax assets
Current	$21,985	$46,949
Non-current	$35,099	$91,880
Deferred tax liabilities
Current	$489	$35
Non-current	$2,953	$1,905

The change in the total valuation allowance for deferred tax assets as of December 31, 2009, 2010 and 2011 is as follows:

	As of December 31,
	2009	2010	2011
Opening valuation allowance	$14,919	$7,943	$4,605
Reduction during the year	(7,840)	(3,705)	(1,319)
Addition during the year	864	367	8,256

Closing valuation allowance	$7,943	$4,605	$11,542

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

27. Income taxes (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax asset governed by the tax code. Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

As of December 31, 2011, the deferred tax assets related to operating loss carryforwards amounted to $63,059. Operating losses of subsidiaries in Hungary, the UK, Hong Kong, Australia, Singapore, Malaysia and Brazil amounting to $52,512 can be carried forward for an indefinite period. The remaining tax loss carry forwards expire as per the below table:

	US - Federal	Europe	Others
Year ending December 31,
2013	$—	$—	$—
2015	—	—	211
2016	—		897
2019	—	—	461
2020	—	—	2,928
2022	796	—	—
2023	3,374	—	—
2024	5,314	353	—
2025	—	1,364	—
2026	2,580	1,195	—
2027	5,423	—	—
2028	26,573	—	—
2029	31,225	—	—
2030	3,410	—	—
2031	119,805	—	—

	$198,500	$2,912	$4,497

Of the total U.S.—Federal net operating loss carry forwards of approximately $198,500, $17,627 relates to excess tax deductions resulting from share-based compensation as of December 31, 2011.

As of December 31, 2011, the Company had additional deferred tax assets on U.S. state and local tax loss carryforwards amounting to $8,700 with varying expiration periods that begin to expire in 2015 through 2031.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $589,717 as of December 31, 2011. The Company plans to indefinitely reinvest these undistributed earnings of foreign subsidiaries, except for those earnings for which a deferred tax liability was accrued, or has the ability to repatriate in a tax-free manner. Accordingly, with limited exceptions, the Company does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

27. Income taxes (Continued)

As of December 31, 2011, $327 million of the $408 million of cash and cash equivalents were held by our foreign subsidiaries and branch offices. We intend to either permanently reinvest $312 million of the cash held by our foreign subsidiaries or repatriate in a tax-free manner. We have accrued U.S. taxes on the remaining cash of $15 million held by one of our foreign subsidiary and the same can be repatriated to the U.S. without accruing any additional U.S. tax expense.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, to December 31, for 2009, 2010 and 2011:

	Year ended December 31,
	2009	2010	2011
Opening balance at January 1	$10,993	$13,195	$20,016
Increase related to prior year tax positions, including recorded against goodwill	3,043	4,735	2,997
Decrease related to prior year tax positions	(2,736)	(788)	(175)
Increase related to current year tax positions, including recorded against goodwill	1,618	2,609	2,765
Effect of exchange rate changes	277	265	(1,891)

Closing balance at December 31	$13,195	$20,016	$23,712

As of December 31, 2009, 2010 and 2011, the Company had unrecognized tax benefits amounting to $13,019, $19,860 and $23,551, respectively, which if recognized, would impact the effective tax rate.

As of December 31, 2009, 2010 and 2011, the Company has accrued approximately $1,930, $2,020 and $2,536, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2009, 2010 and 2011, the Company recognized approximately $279, $90 and $516, respectively, in interest expense. No penalties were accrued as of December 31, 2009, 2010 and 2011, as the Company believes that the tax positions taken have met the minimum statutory requirements to avoid payment of penalties.

In the next twelve months and for all the tax years that remain open to examinations by U.S. federal and various state, local, and non-U.S. tax authorities, the Company estimates that it is reasonably possible that the total amount of its unrecognized tax benefits will vary. The Company does not expect significant changes within the next twelve months other than depending on the progress of tax matters or examinations with various tax authorities, which are difficult to predict.

With exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2007. The Company’s subsidiaries in India and China are open to examination by the relevant taxing authorities for tax years beginning on April 1, 2008, and January 1, 2000, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

28. Segment reporting

The Company manages various types of business process and information technology services in an integrated manner to clients in various industries and geographic locations. The Company's operations are located in sixteen countries. The Company's Chief Executive Officer, who has been identified as the Chief

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

28. Segment reporting (Continued)

Operation Decision Maker (CODM), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenue and adjusted operating income by identified business units. The identified business units are organized for operational reasons and represent either services-based, customer-based, industry-based or geography-based units. There is a significant overlap between the manner in which the business units are organized. Additionally, the composition and organization of the business units is fluid and the structure changes regularly in response to the growth of the overall business acquisitions and changes in reporting structure, clients, services, industries served, and Delivery Centers.

Based on an overall evaluation of all facts and circumstances and after combining operating segments with similar economic characteristics that comply with other aggregation criteria specified in the FASB guidance on Segment Reporting, the Company has determined that it operates as a single reportable segment.

Net revenues for different types of services provided are as follows:

	Year ended December 31,
	2009	2010	2011
Business Process Services	$940,410	$1,083,691	$1,251,881
Information Technology Services	179,661	175,272	348,555

Total net revenues	$1,120,071	$1,258,963	$1,600,436

Revenues from customers based on the industry serviced are as follows:

	Year ended December 31,
	2009	2010	2011
Banking, Financial Services and Insurance	$488,095	$491,282	$669,182
Manufacturing and Healthcare	442,610	496,169	548,736
Others	189,366	271,512	382,518

Total net revenues	$1,120,071	$1,258,963	$1,600,436

Net revenues from geographic areas based on location of service delivery units are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by Delivery Centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2009	2010	2011
India	$807,469	$933,578	$1,111,218
Asia, other than India	115,085	129,337	184,164
Americas	80,118	81,170	165,907
Europe	117,399	114,878	139,147

Total net revenues	$1,120,071	$1,258,963	$1,600,436

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

28. Segment reporting (Continued)

Property, plant and equipment, net by geographic areas are as follows:

	As of December 31,
	2010	2011
India	$132,677	$118,756
Asia, other than India	15,240	15,862
Americas	39,408	37,796
Europe	9,841	8,090

Total net revenues	$197,166	$180,504

GE comprised 40%, 38% and 30% of the consolidated total net revenue in 2009, 2010 and 2011, respectively. No other customer accounted for 10% or more of the consolidated total net revenue during these periods.

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

On January 20, 2010, the Company extended its MSA, with GE by two years, through the end of 2016, including the minimum annual volume commitment of $360,000. The MSA also provides that the minimum annual volume commitment for each of the years 2014, 2015 and 2016 is $250,000, $150,000 and $90,000, respectively.

On December 21, 2011, the Company entered into an amendment to the MSA with GE, as amended. The amendment extends certain statements of work under the MSA for business existing prior to 2005 until December 31, 2015. The amendment includes specific productivity guarantees and price reductions by Genpact. The amendment also revises payment terms and termination provisions.

For the years ended December 31, 2009, 2010 and 2011, the Company recognized net revenues from GE of $451,338, $478,901 and $483,769, respectively, representing 40%, 38% and 30%, respectively, of the consolidated total net revenues.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

29. Related party transactions (Continued)

For the years ended December 31, 2009, 2010 and 2011, the Company recognized net revenues of $0, $330 and $359, respectively, from a customer in which one of the Company’s directors has a controlling interest.

For the years ended December 31, 2009, 2010 and 2011, the Company recognized net revenues of $0, $0 and $336, respectively, from a customer which has a significant interest in the Company.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the years ended December 31, 2009, 2010 and 2011, cost of revenue, net of recovery, included amounts of $6,426, $4,872 and $2,740, respectively, relating to services procured from GE. In addition, cost of revenue for the year ended December 31, 2010 also includes a credit adjustment of $5,885 due to re-negotiation of certain service contracts. Cost of revenue from services also include training and recruitment cost of $708, $1,112, and $1,603 for the years ended December 31, 2009, 2010 and 2011, respectively, from its non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the years ended December 31, 2009, 2010 and 2011, selling, general and administrative expenses, net of recovery, included amounts of $545, $586 and $326, respectively, relating to services procured from GE. For the years ended December 31, 2009, 2010 and 2011, selling, general, and administrative expenses also include training and recruitment cost and cost recovery, net, of ($539), $346 and $259, respectively, from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the years ended December 31, 2009, 2010 and 2011, income from these services was ($3,233), ($2,469) and ($2,142), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the years ended December 31, 2009, 2010 and 2011, interest income earned on these deposits was $1,996, $118 and $0, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations from GE. For the years ended December 31, 2009, 2010 and 2011, interest expense relating to such related party debt amounted to $423, $327 and $324, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

29. Related party transactions (Continued)

Equity-method investment

During the years ended December 31, 2009, 2010 and 2011, the Company has made an investment of $296, $2,234 and $0, respectively, in its non-consolidating affiliates. Further, in the third quarter of 2011, the Company acquired the balance outstanding interest in one of its non-consolidating affiliates (HPP) for a contingent consideration amounting to $6,417 which resulted in such affiliate becoming a wholly owned subsidiary. The results of operations and the fair value of the assets and liabilities of such wholly owned subsidiary are included in the Company’s Consolidated Financial Statements from the date of acquisition. Also refer to Note 3(b).

As of December 31, 2010 and 2011, the balance of investment in non-consolidating affiliates amounted to $1,913 and $220, respectively.

Purchase of property, plant and equipment in an asset acquisition

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

The balances receivable from and payable to related parties are summarized as follows:

	As of December, 31
	2010	2011
Due from related parties
Accounts receivable, net of allowance	$131,271	$143,921
Prepaid expenses and other current assets	3	10

	$131,274	$143,931

Due to related parties
Current portion of capital lease obligations	$1,188	$762
Accrued expenses and other current liabilities	4,030	464
Capital lease obligations, less current portion	1,748	855
Other liabilities	10,683	9,154

	$17,649	$11,235

30. Commitments and contingencies

Capital commitments

As of December 31, 2010 and 2011, the Company has committed to spend $3,041 and $9,694, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

30. Commitments and contingencies (Continued)

Bank Guarantees

The Company has outstanding Bank guarantees including a letter of credit amounting to $12,745 and $10,866 as of December 31, 2010 and 2011, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

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

31. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Total net revenues	$330,553	$397,623	$429,565	$442,695	$1,600,436
Gross profit	$116,066	$143,593	$161,253	$174,625	$595,537
Income from operations	$46,504	$51,064	$56,748	$61,927	$216,244
Income before Equity method investment activity, net and income tax expense	$51,168	$55,220	$68,631	$87,040	$262,059
Net Income	$37,913	$40,729	$49,703	$62,731	$191,076
Net income attributable to noncontrolling interest	$1,794	$1,720	$1,657	$1,611	$6,782
Net income attributable to Genpact Limited common shareholders	$36,119	$39,009	$48,046	$61,120	$184,294
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.16	$0.18	$0.22	0.28	$0.83
Diluted	$0.16	$0.17	$0.21	0.27	$0.81
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	221,008,760	221,297,842	221,771,264	220,699,530	221,567,502
Diluted	225,543,290	226,146,388	226,772,299	225,603,632	226,354,403

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

31. Quarterly financial data (unaudited) (Continued)

	Three months ended				Year ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Total net revenues	$288,219	$307,627	$321,571	$341,546	$1,258,963
Gross profit	$111,534	$116,526	$116,738	$125,643	$470,441
Income from operations	$37,254	$38,295	$42,430	$59,885	$177,864
Income before Equity method investment activity, net and income tax expense	$37,793	$34,284	$49,153	$63,017	$184,247
Net Income	$30,243	$29,147	$41,559	$48,083	$149,031
Net income attributable to noncontrolling interest	$2,069	$1,300	$1,428	$2,053	$6,850
Net income attributable to Genpact Limited common shareholders	$28,174	$27,847	$40,131	$46,029	$142,181
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.13	$0.13	$0.18	$0.21	$0.65
Diluted	$0.13	$0.12	$0.18	$0.20	$0.63
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	217,956,146	218,955,223	219,630,410	220,699,530	219,310,327
Diluted	223,972,059	224,947,174	224,831,250	225,603,632	224,838,529

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
President and Chief Executive Officer

Date: February 29, 2012

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

Signature	Title	Date

/s/ N.V. TYAGARAJAN N.V. Tyagarajan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ MOHIT BHATIA Mohit Bhatia	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ ROBERT G. SCOTT Robert G. Scott	Director	February 29, 2012

/s/ JOHN BARTER John Barter	Director	February 29, 2012

/s/ MARK F. DZIALGA Mark F. Dzialga	Director	February 29, 2012

/s/ DOUGLAS M. KADEN Douglas M. Kaden	Director	February 29, 2012

/s/ JAGDISH KHATTAR Jagdish Khattar	Director	February 29, 2012

Signature	Title	Date

/s/ JAMES C. MADDEN James C. Madden	Director	February 29, 2012

/s/ DENIS J. NAYDEN Denis J. Nayden	Director	February 29, 2012

/s/ GARY REINER Gary Reiner	Director	February 29, 2012

/s/ A. MICHAEL SPENCE A. Michael Spence	Director	February 29, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

4.1	Form of specimen certificate for the Registrant’s common shares (incorporated by reference to Exhibit 4.1 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Master Services Agreement dated December 30, 2004 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.2	Master Services Agreement 1st Amendment dated January 1, 2005 between Genpact Global Holdings SICAR S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.3	Second Amendment dated December 16, 2005 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.4	Master Services Agreement Third Amendment dated September 6, 2006 between Genpact International S.à.r.l. and General Electric Company (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.5	Master Professional Services Agreement dated November 30, 2005 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wells Fargo & Company) (incorporated by reference to Exhibit 10.6 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.6	First Amendment to Master Professional Services Agreement dated August 26, 2006 by and between Genpact International S.à.r.l. and Macro*World Research Corporation (a subsidiary of Wells Fargo & Company) (incorporated by reference to Exhibit 10.7 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).

10.7	Agreement dated November 30, 2005 among Genpact Global Holdings SICAR S.à.r.l., Macro*World Research Corporation and Wachovia Corporation (which was merged with Wells Fargo & Company) (incorporated by reference to Exhibit 10.8 to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 20, 2007).‡

10.8	Gecis Global Holdings 2005 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.9	Genpact Global Holdings 2006 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

Exhibit Number	Description
10.10	Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.11	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.12	Reorganization Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global (Lux) S.à.r.l., Genpact Global Holdings SICAR S.à.r.l. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.13	Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.14	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1(File No. 333-142875) filed with the SEC on August 1, 2007).†

10.15	Master Services Agreement Fourth Amendment dated March 27, 2008 between Genpact International, Inc. and General Electric Company (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 31, 2008).

10.16	U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on Schedule 14A with the SEC on April 3, 2008).†

10.17	First Amendment to Agreement, dated March 23, 2009, by and among Genpact Global Holdings (Bermuda) Limited, Macro*World Research Corporation and Wells Fargo & Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 11, 2009).‡

10.18	Third Amendment to Master Professional Services Agreement, dated March 23, 2009, by and between Macro*World Research Corporation and Genpact International, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 11, 2009).

10.19	Letter Agreement, dated July 23, 2009, between Macro*World Research and Genpact International, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on November 10, 2009).

10.20	Master Services Agreement Fifth Amendment dated November 24, 2009 between Genpact International, Inc. and General Electric Company (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).

10.21	Master Services Agreement Sixth Amendment dated January 20, 2010 between Genpact International, Inc. and General Electric Company (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).‡

10.22	Letter Agreement by and between Robert Pryor and Genpact US Holdings, Inc, dated December 31, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).†

Exhibit Number	Description
10.23	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).†

10.24	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 15, 2010).†

10.25	Fourth Amendment to Master Professional Services Agreement dated June 16, 2010 by and between Genpact International, Inc. and Macro*World Research Corporation (a subsidiary of Wells Fargo & Company) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2010). ‡

10.26	Amended and Restated Employment Agreement with Pramod Bhasin, dated August 13, 2010, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 19, 2010).†

10.27	RSU Award Agreement with Pramod Bhasin, dated August 13, 2010, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 19, 2010).†

10.28	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 21, 2011).†

10.29	Form of RSU Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 31, 2011).†

10.30	Form of Amended and Restated Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 15, 2011).†

10.31	Agreement and Plan of Merger dated April 5, 2011 among Genpact International, Inc., Hawk International Corporation, Headstrong Corporation, WCAS Hawk Corp. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2011).

10.32	Credit Agreement dated May 3, 2011 by and among the Registrant, Genpact International, Inc., Hawk International Corporation, Bank of America, N.A., as administrative agent and collateral agent, and Bank of America, N.A., Citigroup Global Markets Asia Limited, JPMorgan Chase Bank, N.A., Hong Kong Branch and UBS AG Hong Kong Branch as mandated lead arrangers and bookrunners and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2011).

10.33	Second Amended and Restated Shareholders Agreement dated June 6, 2011 by and among Genpact Limited, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 6, 2011).

10.34	Employment Agreement by and between the Registrant and V. N. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 17, 2011).†

10.35	Amended and Restated Employment Agreement by and between the Registrant and Pramod Bhasin, dated June 16, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 17, 2011).†

Exhibit Number	Description
10.36	Amendment Restatement and Syndication Agreement, dated June 16, 2011, by and among the Registrant, Genpact International, Inc., Headstrong Corporation, Bank of America, N.A., as administrative agent and collateral agent, and the other existing lenders and new lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2011).

10.37	Master Services Agreement dated October 10, 2009 between Genpact India and Carnation Auto India Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2011).

10.38	Employment Agreement by and between Genpact LLC and Patrick Cogny, dated August 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 10, 2011).†

10.39	Amendment No. 1 to Second Amended and Restated Shareholders Agreement dated August 30, 2011 by and among Genpact Limited, Genpact Global Holdings (Bermuda) Limited, Genpact Global (Bermuda) Limited and the shareholders listed on the signature pages thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on September 2, 2011).

10.40	Fifth Amendment to Master Professional Services Agreement, dated December 20, 2011 by and between Macro*World Research Corporation and Genpact International, Inc. (as successor in business to Genpact International, S.A.R.L.) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 22, 2011).

10.41	Second Amendment to Ancillary Agreement, dated December 20, 2011 by and between Genpact Global Holdings (Bermuda) Limited (as successor in business to Genpact Global Holdings SICAR S.a.r.l.), Macro*World Research Corporation, and Wells Fargo & Company (as successor in interest by merger to Wachovia Corporation) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 22, 2011).

10.42	Master Services Agreement Seventh Amendment dated December 21, 2011 between Genpact International, Inc. and General Electric Company.*‡

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG.*

24.1	Powers of Attorney (included on the signature pages of this report).*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

‡	Confidential treatment has been requested for certain portions that are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2009, December 31, 2010 and December 31, 2011, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, December 31, 2010 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2010 and December 31, 2011, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.