Form 10-Q
period 2012-03-31
Genpact LTD
filed 2012-05-10
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2012

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

Hamilton HM12

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of May 3, 2012 was 222,871,753.

i

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2011	As of March 31, 2012
Assets
Current assets
Cash and cash equivalents	4	$408,020	$405,897
Accounts receivable, net	5	258,498	445,884
Accounts receivable from related party, net	5, 19	143,921	175
Short term deposits		—	5,889
Short term deposits with related party	19	—	137
Deferred tax assets	18	46,949	40,938
Due from related party	19	10	—
Prepaid expenses and other current assets		127,721	146,563

Total current assets		$985,119	$1,045,483
Property, plant and equipment, net	8	180,504	188,545
Deferred tax assets	18	91,880	77,745
Investment in equity affiliates	19	220	413
Customer-related intangible assets, net	9	85,987	81,727
Marketing-related intangible assets, net	9	24,240	23,575
Other intangible assets, net	9	3,061	3,011
Goodwill	9	925,339	940,964
Other assets		107,037	114,780

Total assets		$2,403,387	$2,476,243

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2011	As of March 31, 2012
Liabilities and equity
Current liabilities
Short-term borrowings	13	$252,000	$251,000
Current portion of long-term debt	14	29,012	29,093
Current portion of capital lease obligations		1,005	1,656
Current portion of capital lease obligations payable to related party	19	762	—
Accounts payable		20,951	19,075
Income taxes payable	18	20,118	24,475
Deferred tax liabilities	18	35	35
Due to related party	19	464	—
Accrued expenses and other current liabilities		337,481	284,913

Total current liabilities		$661,828	$610,247
Long-term debt, less current portion	14	73,930	74,127
Capital lease obligations, less current portion		846	1,820
Capital lease obligations payable to related party, less current portion	19	855	—
Deferred tax liabilities	18	1,905	1,468
Due to related party	19	9,154	—
Other liabilities		219,186	216,977

Total liabilities		$967,704	$904,639

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 222,347,968 and 222,691,633 issued and outstanding as of December 31, 2011 and March 31, 2012, respectively		2,222	2,226
Additional paid-in capital		1,146,203	1,155,396
Retained earnings		605,386	643,926
Accumulated other comprehensive income (loss)		(320,753)	(233,070)

Genpact Limited shareholders’ equity		$1,433,058	$1,568,478
Noncontrolling interest		2,625	3,126

Total equity		$1,435,683	$1,571,604
Commitments and contingencies	20

Total liabilities and equity		$2,403,387	$2,476,243

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2011	2012
Net revenues
Net revenues from services - related party	19	$112,961	$155
Net revenues from services - others		217,592	435,324

Total net revenues		330,553	435,479

Cost of revenue
Services	15, 19	214,487	265,465

Total cost of revenue		214,487	265,465

Gross profit		$116,066	$170,014
Operating expenses:
Selling, general and administrative expenses	16, 19	67,441	105,005
Amortization of acquired intangible assets	9	3,077	5,290
Other operating (income) expense, net		(956)	(712)

Income from operations		$46,504	$60,431
Foreign exchange (gains) losses, net		(1,567)	3,671
Other income (expense), net	17, 19	3,097	(124)

Income before Equity-method investment activity, net and income tax expense		$51,168	$56,636
Equity-method investment activity, net		133	13

Income before income tax expense		$51,035	$56,623
Income tax expense	18	13,122	16,367

Net Income		$37,913	$40,256
Net income attributable to noncontrolling interest		1,794	1,716

Net income attributable to Genpact Limited shareholders		$36,119	$38,540

Net income available to Genpact Limited common shareholders	12	$36,119	$38,540
Earnings per common share attributable to Genpact Limited common shareholders	12
Basic		$0.16	$0.17
Diluted		$0.16	$0.17

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		221,008,760	222,810,236
Diluted		225,543,290	227,472,915

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended March 31,
	2011		2012
	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest
Net Income	36,119	1,794	38,540	1,716
Other comprehensive income:
Currency translation adjustments	7,593	94	43,156	37
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	18,297	—	44,527	—
Net unrealized gain (loss) on investment in U.S. Treasury bills	4	—	—	—

Other comprehensive income (loss)	25,894	94	87,683	37

Comprehensive income	62,013	1,888	126,223	1,753

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non controlling
	No. of shares	Amount	Capital	Earnings	Income (loss)	interest	Total Equity
Balance as of January 1, 2011	220,916,960	$2,208	$1,105,610	$421,092	$(50,238)	$2,570	$1,481,242

Issuance of common shares on exercise of options (Note 11)	75,491	1	625	—	—	—	626

Issuance of common shares under the employee share purchase plan (Note 11)	12,224	—	153	—	—	—	153

Net settlement on vesting of restricted share units (Note 11)	61,844	1	(393)	—	—	—	(392)

Distribution to noncontrolling interest	—	—	—	—	—	(1,497)	(1,497)

Stock-based compensation expense (Note 11)	—	—	3,065	—	—	—	3,065

Comprehensive income:

Net income	—	—	—	36,119	—	1,794	37,913

Other comprehensive income	—	—	—	—	25,894	94	25,988

Balance as of March 31, 2011	221,066,519	$2,210	$1,109,060	$457,211	$(24,344)	$2,961	$1,547,098

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non controlling
	No. of Shares	Amount	Capital	Earnings	Income (loss)	interest	Total Equity
Balance as of January 1, 2012	222,347,968	$2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683

Issuance of common shares on exercise of options (Note 11)	257,855	3	2,030	—	—	—	2,033

Issuance of common shares under the employee share purchase plan (Note 11)	21,768	—	314	—	—	—	314

Net settlement on vesting of restricted share units (Note 11)	64,042	1	(414)	—	—	—	(413)

Distribution to noncontrolling interest	—	—	—	—	—	(1,252)	(1,252)

Stock-based compensation expense (Note 11)	—	—	7,263	—	—	—	7,263

Comprehensive income:

Net income	—	—	—	38,540	—	1,716	40,256

Other comprehensive income:	—	—	—	—	87,683	37	87,720

Balance as of March 31, 2012	222,691,633	$2,226	$1,155,396	$643,926	$(233,070)	$3,126	$1,571,604

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2012
Operating activities
Net income attributable to Genpact Limited shareholders	$36,119	$38,540
Net income attributable to noncontrolling interest	1,794	1,716

Net income	$37,913	$40,256

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	14,003	14,154
Amortization of debt issue costs	58	666
Amortization of acquired intangible assets	3,119	5,310
Reserve for doubtful receivables	871	456
Reserve for mortgage loans	—	20
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(1,020)	1,167
Equity-method investment activity, net	133	13
Stock-based compensation expense	3,065	7,263
Deferred income taxes	(249)	(2,676)
Others, net	(48)	(11)
Change in operating assets and liabilities:
Increase in accounts receivable	(673)	(41,794)
Increase in other assets	(14,644)	(17,524)
Decrease in accounts payable	(1,340)	(1,982)
Decrease in accrued expenses and other current liabilities	(28,224)	(36,501)
Increase in income taxes payable	8,459	3,592
(Decrease) Increase in other liabilities	(327)	32,501

Net cash provided by operating activities	$21,096	$4,910
Investing activities
Purchase of property, plant and equipment	(6,187)	(21,916)
Proceeds from sale of property, plant and equipment	219	174
Investment in affiliates	—	(205)
Purchase of short term investments	(129,473)	—
Proceeds from sale of short term investments	76,973	—
Short term deposits placed	—	(26,303)
Redemption of short term deposits	—	20,277
Payment for business acquisitions, net of cash acquired	(1,564)	—

Net cash used for investing activities	$(60,032)	$(27,973)

Financing activities
Repayment of capital lease obligations	(681)	(610)
Repayment of long-term debt	(12,500)	—
Short-term borrowings, net	—	(1,000)
Proceeds from issuance of common shares under stock based compensation plans	779	2,347
Distribution to noncontrolling interest	(1,497)	(1,252)

Net cash used for financing activities	$(13,899)	$(515)
Effect of exchange rate changes	567	21,455
Net decrease in cash and cash equivalents	(52,835)	(23,578)
Cash and cash equivalents at the beginning of the period	404,034	408,020

Cash and cash equivalents at the end of the period	$351,766	$405,897

Supplementary information
Cash paid during the period for interest	$318	$2,113
Cash paid during the period for income taxes	$14,705	$26,203
Property, plant and equipment acquired under capital lease obligation	$207	$488

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

Nature of Operations

We are a global leader in business process and technology management services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across the enterprise. We believe our Smart Enterprise Processes (SEPSM) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, our more than 56,000 professionals around the globe deliver services to more than 600 clients from a network of 61 delivery centers across 16 countries supporting more than 30 languages.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (“GE”). On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization”, GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders each sold 17,647,059 common shares. On completion of the initial public offering, GE held 22.65% of the outstanding share capital of the Company. Further on March 24, 2010, the Company completed a secondary offering and pursuant to the same, GE’s shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder, although it continued to be a related party. GE’s shareholding has subsequently further declined to less than 5.0%. As at March 31, 2012, GE owned less than 5.0% of the outstanding shareholding and is not considered to be a related party during the current period.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and footnote disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

(Unaudited)

(In thousands, except per share data and share count)

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on the quantitative impairment analysis the carrying value of the goodwill of the Company exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, the Company shall perform the qualitative assessment of Goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.

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

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE, and NGEN Media services Private Limited, a related party. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 36% and 30% of receivables as of December 31, 2011 and March 31, 2012, respectively. GE accounted for 34% and 27% of revenues for the three months ended March 31, 2011 and 2012, respectively.

(e) Recently adopted accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for impact on the Company’s consolidated financial statements.

The following recently released accounting standards have been adopted by the Company and certain disclosures in the consolidated financial statements and footnotes to the consolidated financial statements have been modified. Adoption of these standards did not have a material impact on the consolidated results of operations, cash flows, financial position or disclosures:

•

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. (“ASU”) 2011-08, “Testing Goodwill for Impairment”. The objective of this update is to simplify how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. Effective January 1, 2012, the Company adopted ASU 2011-08.

•

In June 2011, the FASB issued ASU No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, amended by ASU 2011-12 issued in December 2011, an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. The amendments are effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. Effective January 1, 2012, the Company adopted ASU 2011-05.

•

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement in Accounting Standards Update No. 2011-04 — “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments are intended to create consistency between U.S. generally accepted accounting principles and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this update are effective for fiscal years, and interim periods beginning on or after December 15, 2011. These changes are required to be applied prospectively. Effective January 1, 2012, the Company adopted ASU 2011-04.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

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

As of the date of these financial statements, the purchase consideration for the acquisition is pending adjustment for closing working capital and final settlement of seller expenses. As part of the acquisition, the total amount paid by the Company, net of $25,845 of cash acquired, is $558,455 (including $19,205 of seller expenses).

Headstrong is a global provider of comprehensive consulting and IT services with a specialized focus in capital markets and healthcare. With this acquisition, the Company acquired critical domain and technology expertise in the capital markets industry vertical.

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

Preliminary estimated cash consideration	$565,095
Acquisition related costs included in selling, general and administrative expenses as incurred during 2011	5,616
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25,845
Current assets	62,237
Tangible fixed assets	14,634
Intangible assets	91,020
Deferred tax assets, net	18,346
Other non-current assets	11,968
Current liabilities	(42,650)
Long term liabilities	(6,274)

Total identifiable net assets acquired	$175,126
Goodwill	389,969

Total	$565,095

The fair value of the current assets acquired includes trade receivables with a fair value of $56,257. The gross amount due is $56,497, of which $240 is expected to be uncollectable.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

Goodwill represents the excess of the preliminary estimated purchase price over the net assets (including deferred taxes) acquired and is not deductible for tax purposes. The acquisition of Headstrong resulted in the addition of a new reporting unit to the Company and accordingly the acquisition related goodwill has been allocated to such new reporting unit. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The preliminary estimated value and estimated useful lives of the intangibles are follows:

	Preliminary estimated value	Estimated useful life
Customer related intangibles	$68,450	2 to 11 years
Marketing related intangibles	$21,820	10 years
Other intangibles	$750	7 years

The weighted average amortization period in respect of the acquired intangible assets is 10 years.

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2011 and March 31, 2012 comprise:

	As of December 31, 2011	As of March 31, 2012
Deposits with banks	$267,467	$159,507
Other cash and bank balances	140,553	246,390

Total	$408,020	$405,897

The cash and cash equivalents as of December 31, 2011 and March 31, 2012 include restricted cash balance of $254 and $400, respectively. Restrictions are primarily on account of margin money against bank guarantees, designated balances for statutory payments and deposits for foreign currency advance on which bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

Accounts receivable were $411,123 and $454,735, and reserve for doubtful receivables were $8,704 and $8,676, resulting in net accounts receivable balances of $402,419 and $446,059, as of December 31, 2011 and March 31, 2012, respectively. In addition, accounts receivable due after one year of $20,579 and $20,669 as of December 31, 2011 and March 31, 2012, respectively are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $144,782 and $175, and reserve for doubtful receivables were $861 and $0, resulting in net accounts receivable balances of $143,921 and $175, as of December 31, 2011 and March 31, 2012, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, and loans held for sale. The fair value measurements of these derivative instruments and loans held for sale were determined using the following inputs as of December 31, 2011 and March 31, 2012:

	As of December 31, 2011
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$8,877	$—	$8,877	$—
Loans held for sale (Note a)	469	—	—	469

Total	$9,346	$—	$8,877	$469

Liabilities
Derivative Instruments (Note b)	$221,628	$—	$221,628	$—

Total	$221,628	$—	$221,628	$—

	As of March 31, 2012
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$11,708	$—	$11,708	$—
Loans held for sale (Note a)	448	—	—	448

Total	$12,156	$—	$11,708	$448

Liabilities
Derivative Instruments (Note b)	$146,093	$—	$146,093	$—

Total	$146,093	$—	$146,093	$—

(a)	Included in prepaid expenses and other current assets, and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities, and other liabilities in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements (Continued)

Following is the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Three months ended March 31,
	2011	2012
Opening balance, net	$530	$469
Impact of fair value included in earnings	—	(20)
Settlements	(1)	(1)

Closing balance, net	$529	$448

The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from independent market database. Loans held for sale are valued using collateral values based on inputs from a single source when the Company is not able to corroborate the inputs and assumptions with other relevant market information.

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks / financial institutions and the Company considers the risks of non-performance by the counterparties as not material. The forward foreign exchange contracts mature between zero and fifty seven months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) as of (Note b)
	As of December 31, 2011	As of March 31, 2012	As of December 31, 2011	As of March 31, 2012
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,856,100	$1,861,000	$(210,297)	$(130,490)
United States Dollars (sell) Mexican Peso (buy)	7,200	12,000	(461)	49
United States Dollars (sell) Philippines Peso (buy)	36,900	46,500	872	1,149
Euro (sell) United States Dollars (buy)	77,836	80,465	2,821	858
Euro (sell) Hungarian Forints (buy)	9,950	13,436	(953)	(460)
Euro (sell) Romanian Leu (buy)	60,361	82,125	416	33
Japanese Yen (sell) Chinese Renminbi (buy)	52,434	42,310	(5,381)	(1,797)
Pound Sterling (sell) United States Dollars (buy)	93,996	98,347	2,588	(581)
Australian Dollars (sell) United States Dollars (buy)	68,637	74,754	(2,356)	(3,146)

			$(212,751)	$(134,385)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

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

The fair value of the derivative instruments and their location in the financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2011	As of March 31, 2012	As of December 31, 2011	As of March 31, 2012
Assets
Prepaid expenses and other current assets	$4,545	$4,887	$782	$3,383
Other assets	$3,550	$3,438	$—	$—
Liabilities
Accrued expenses and other current liabilities	$56,377	$35,620	$10,527	$2,282
Other liabilities	$154,724	$108,191	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

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

In connection with cash flow hedges, the gains (losses) recorded as a component of accumulated other comprehensive income (loss) or OCI and the related tax affect is summarized below:

	Three months ended March 31, 2011			Three months ended March 31, 2012
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount

Opening balance as of January 1	$(27,482)	$(9,247)	$(18,235)	$(203,006)	$(71,125)	$(131,881)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(16,032)	(5,696)	(10,336)	119	126	(7)
Changes in fair value of effective portion of outstanding derivatives, net	10,060	2,099	7,961	67,639	23,119	44,520

Unrealized gain (loss) on cash flow hedging derivatives, net	26,092	7,795	18,297	67,520	22,993	44,527

Closing balance as of March 31	$(1,390)	$(1,452)	$62	$(135,486)	$(48,132)	$(87,354)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains / losses recognized in accumulated other comprehensive income (loss) and their effect on financial performance are summarized below:

	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from accumulated OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from Accumulated OCI into Statement of Income (Effective Portion)		Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2011	2012		2011	2012		2011	2012
Forward foreign exchange contracts	$10,060	$67,639	Revenue	$(1,452)	$(1,286)	Foreign exchange (gains) losses, net	$—	$—

			Cost of revenue	(12,302)	1,106

			Selling, general and administrative expenses	(2,278)	299

	$10,060	$67,639		$(16,032)	$119		$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivatives	Amount of (Gain) Loss recognized in Income on Derivatives
		Three months ended March 31,
		2011	2012
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$389	$(8,979)

		$389	$(8,979)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2011	As of March 31, 2012
Property, plant and equipment, gross	$451,415	$480,669
Less: Accumulated depreciation and amortization	(270,911)	(292,124)

Property, plant and equipment, net	$180,504	$188,545

Depreciation expense on property, plant and equipment for the three months ended March 31, 2011 and 2012 was $11,773, and $11,107, respectively. The amount of computer software amortization for the three months ended March 31, 2011 and 2012 was $3,192, and $2,970, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $962 and ($77) for the three months ended March 31, 2011 and 2012, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the years ended December 31, 2011 and three months ended March 31, 2012:

	As of December 31, 2011	As of March 31, 2012
Opening balance	$570,153	$925,339
Goodwill relating to acquisitions consummated during the period	414,158	—
Effect of exchange rate fluctuations	(58,972)	15,625

Closing balance	$925,339	$940,964

The total amount of goodwill deductible for tax purposes is $7,562 and $7,291 as of December 31, 2011 and March 31, 2012, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2011			As of March 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$275,859	$189,872	$85,987	$280,782	$199,055	$81,727
Marketing-related intangible assets	40,552	16,312	24,240	40,803	17,228	23,575
Contract-related intangible assets	1,219	1,219	—	1,268	1,268	—
Other intangible assets	3,541	480	3,061	3,547	536	3,011

	$321,171	$207,883	$113,288	$326,400	$218,087	$108,313

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2011 and 2012 were $3,077 and $5,290, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the three months ended March 31, 2011 and 2012 was $42 and $20, respectively, and has been reported as a reduction of revenue. As of March 31, 2012, the unamortized value of the intangible asset was $61, which will be amortized in future periods and reported as a reduction of revenue.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

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

Net defined benefit plan costs for the three months ended March 31, 2011 and 2012 include the following components:

	Three months ended March 31,
	2011	2012
Service costs	$693	$1,013
Interest costs	334	469
Amortization of actuarial loss	137	174
Expected return on plan assets	(170)	(210)

Net Gratuity Plan costs	$994	$1,446

Defined contribution plans

During the three months ended March 31, 2011 and 2012, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2011	2012

India	$3,320	$3,479
U.S.	658	1,027
U.K.	207	308
Hungary	13	39
China	2,173	2,833
Mexico	11	16
South Africa	27	80
Morocco	36	30
Hongkong	—	8
Philippines	—	3

Total	$6,445	$7,823

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

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

The stock-based compensation costs relating to above plans during the three months ended March 31, 2011 and 2012, were $3,047 and $7,225, respectively, have been allocated to cost of revenue and selling, general, and administrative expenses.

A summary of the options activity during the three months ended March 31, 2012 is set out below:

	Three months ended March 31, 2012
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2012	13,734,820	$10.58	5.4	—
Granted	—	—	—	—
Forfeited	(167,255)	9.52	—	—
Expired	(31,750)	14.97	—	—
Exercised	(257,855)	7.88	—	2,170

Outstanding as of March 31, 2012	13,277,960	$10.63	5.1	$75,369

Vested and exercisable as of March 31, 2012 and expected to vest thereafter (Note a)	12,857,079	$10.55	5.1	$74,067
Vested and exercisable as of March 31, 2012	9,599,190	$9.47	4.5	$65,647
Weighted average grant date fair value of grants during the period	$—

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of March 31, 2012, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $14,012, which will be recognized over the weighted average remaining requisite vesting period of 1.58 years.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

A summary of RSUs granted during the three months ended March 31, 2012 is set out below:

	Three months ended March 31, 2012
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2012	2,262,153	$15.27
Granted	40,000	16.09
Vested*	(100,286)	9.21
Forfeited	(46,116)	16.87

Outstanding as of March 31, 2012	2,155,751	$15.53

Expected to vest	1,725,154

*	Out of this, 91,250 RSUs have been net settled on vesting by issuing 64,042 shares (net of minimum tax withholding). Also, 9,036 RSUs have vested in first quarter of 2012, the shares in respect of which will be issued on December 31, 2013.

During the year ended December 31, 2011, 102,000 RSUs vested, the shares in respect of which will be issued on December 31, 2012.

As of March 31, 2012, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $21,664 which will be recognized over the weighted average remaining requisite vesting period of 2.98 years.

Performance Units

The Company also grants stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

The Company granted PUs, wherein each PU represents the right to receive a common share based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight line basis over the vesting term and for the awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the three months ended March 31, 2012 is set out below:

	Three months ended March 31, 2012
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2012	2,271,724	$15.17	3,247,322
Granted	1,200,000	15.25	1,800,000
Vested	—	—	—
Forfeited	(91,848)	16.89	(119,310)

Outstanding as of March 31, 2012	3,379,876	$15.15	4,928,012

Performance units expected to vest	2,720,288

During the year ended December 31, 2011, vesting of PUs had taken place at 128.9% (214,880 shares). Shares in respect of these vested PUs will be issued on December 31, 2012.

As of March 31, 2012, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $27,695 which will be recognized over the weighted average remaining requisite vesting period of 2.11 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

In the first quarter of 2011, the compensation committee of the board of directors of the Company modified the performance metrics for the performance grants made to employees in March 2010 from Revenue and EBITDA growth to Revenue and adjusted operating income growth.

	Original Performance Target		Modified Performance Target
	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation growth
Performance Level
Outstanding	20.0%	20.0%	20.0%	20.0%
Target	15.0%	15.0%	15.0%	15.0%
Threshold	10.0%	10.0%	10.0%	10.0%

For the August 2010 performance grant made to the former CEO, who changed his role to Non-Executive Vice-Chairman as of June 17, 2011, in addition to the modification made to the performance metrics from revenue and EBITDA growth to revenue and adjusted operating income growth, because the award vests based on annual performance targets whereas the awards to the employees vest based on average performance over three years, revision has been made to the performance targets in order to make the performance targets consistent with performance unit grants made to employees in the first quarter of 2011.

	Original Performance Target		Modified Performance Target
	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation growth
Performance Level
Outstanding	20.0%	20.0%	17.0%	16.0%
Target	15.0%	15.0%	12.5%	12.5%
Threshold	10.0%	10.0%	8.0%	7.0%

At the date of the above modifications, incremental compensation cost of $4,109 was determined which is to be recognized over a period of 21.5 months starting from March 2011 to December 31, 2012.

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

During the three months ended March 31, 2011 and 2012, common shares issued under ESPP were 12,224 and 21,768, respectively.

The ESPP was considered as non compensatory under the FASB guidance on Compensation-Stock Compensation until the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2011 and 2012 was $18 and $38, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

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

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 7,779,564 and 6,567,441 for the three months ended March 31, 2011 and 2012, respectively.

	Three months ended March 31,
	2011	2012
Net income available to Genpact Limited common shareholders	$36,119	$38,540
Weighted average number of common shares used in computing basic earnings per common share	221,008,760	222,810,236
Dilutive effect of stock based awards	4,534,530	4,662,679

Weighted average number of common shares used in computing dilutive earnings per common share	225,543,290	227,472,915

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.16	$0.17
Diluted	$0.16	$0.17

13. Short-term borrowings

The Company has the following borrowing facilities:

(a)	fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of March 31, 2011 and 2012, the limits available were $17,642 and $19,195, respectively out of which $3,099 and $3,863 were utilized which represented non funded drawdown.

(b)	fund-based and non–fund based revolving credit facilities of $145,000 for operational requirement in the form of overdrafts and letter of credits as of March 31, 2011 terminated in April 2011. As of March 31, 2011, a total of $7,426 was utilized representing non-funded drawdown.

(c)	Fund- based and non-fund-based revolving credit facilities of $260,000 for operational requirements acquired in May 2011 as stated in note 14 below. This was initially used for the acquisition of Headstrong Corporation. As of March 31, 2012, a total of $258,808 was utilized, representing a funded drawdown of $251,000 and non-funded drawdown of $7,808. This facility expires in May 2015 and the funded drawdown bear interest of 2.12415% at LIBOR plus a margin as of March 31, 2012. Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on indebtedness of the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Long-term debt

The outstanding term loan as of March 31, 2011 was $12,483 (net of debt amortization expense of $17) bearing interest rate of 1.01250% at LIBOR plus margin (depending on the Company’s leverage). This loan represented long term debt primarily related to the 2004 Reorganization. On April 29, 2011, the Company terminated the agreement for this term loan.

In May 2011, the Company obtained credit facilities aggregating $380,000 from a consortium of financial institutions to finance in part the acquisition of Headstrong and for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provides for a $120,000 term loan and a $260,000 revolving credit facility. The Company has an option to increase the commitment under the credit agreement by up to an additional $100,000 subject to certain approvals and conditions as set forth in the credit agreement.

The outstanding term loan (net of debt amortization expense of $1,780) was $103,220 as of March 31, 2012 which bears interest of 2.18710% LIBOR plus a margin (depending on the Company’s leverage). Indebtedness under the loan agreement is secured by certain assets, and the agreement contains certain covenants including a restriction on further indebtedness of the Company. Amount outstanding as on March 31, 2012 will be repaid over four years through semi-annual repayments of $15,000 which commenced six months from the initial drawdown of May 3, 2011.

The maturity profile of the term loan, net of debt amortization expense is as follows:

Year	Amount
2012	29,290
2013	29,334
2014	29,651
2015	14,945

103,220

15. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2011	2012
Personnel expenses	$143,741	$185,551
Operational expenses	57,560	67,975
Depreciation and amortization	13,186	11,939

	$214,487	$265,465

16. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2011	2012
Personnel expenses	$47,520	$70,940
Operational expenses	18,142	31,927
Depreciation and amortization	1,779	2,138

	$67,441	$105,005

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

17. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended March 31,
	2011	2012
Interest income	$3,558	$3,125
Interest expense	(666)	(3,559)
Other income	205	310

Other income (expense), net	$3,097	$(124)

18. Income taxes

As of December 31, 2011, the Company had unrecognized tax benefits amounting to $23,712 including an amount of $23,551 that, if recognized, would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2012 to March 31, 2012:

Opening balance at January 1, 2012	23,712
Decrease related to prior year tax positions	(42)
Effect of exchange rate changes	536

Closing balance at March 31, 2012	24,206

The unrecognized tax benefits as of March 31, 2012 include an amount of $24,044 that, if recognized, would impact the effective tax rate. As of December 31, 2011 and March 31, 2012, the Company has accrued approximately $2,536 and $2,611 respectively, in interest relating to unrecognized tax benefits.

19. Related party transactions

The Company has entered into related party transactions with GE and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein). At March 31, 2012, GE owned less than 5.0% of the outstanding shareholding and is not considered to be a related party during the current period. The Company has also entered into related party transactions with its non-consolidating affiliates, a customer in which one of the Company’s directors has a controlling interest and another customer which has a significant interest in the Company.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Related party transactions (Continued)

For the three months ended March 31, 2011, the Company recognized net revenues from GE of $112,781 representing 34% of the consolidated total net revenues.

For the three months ended March 31, 2011 and 2012, the Company recognized net revenues of $77 and $44, respectively, from a customer in which one of the Company’s directors has a controlling interest and also the Company recognized net revenue of $103 and $112, respectively, from a customer which has significant interest in the Company.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the three months ended March 31, 2011, cost of revenue, net of recovery, included amount of $1,311 relating to services procured from GE. Cost of revenue from services also include training and recruitment cost of $233 and $555 for the three months ended March 31, 2011 and 2012, respectively, from its non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the three months ended March 31, 2011, selling, general and administrative expenses, net of recovery, included amount of $182 relating to services procured from GE. For the three months ended March 31, 2011 and 2012, selling, general, and administrative expenses include training and recruitment cost and cost recovery, net, of ($18) and $108, respectively, from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the three months ended March 31, 2011, income from these services was ($513).

Interest expense

The Company incurred interest expense on finance lease obligations from GE. For the three months ended March 31, 2011, interest expense relating to such related party debt amounted to $102.

Investment in equity affiliate

During the three months ended March 31, 2011 and 2012, the Company has made an investment of $0 and $205, respectively, in its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Commitments and contingencies

Capital commitments

As of December 31, 2011 and March 31, 2012, the Company has committed to spend $9,694 and $9,956, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding Bank guarantees amounting to $10,866 and $11,671 as of December 31, 2011 and March 31, 2012, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

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

21. Subsequent event

On April 25, 2012, the Company completed its acquisition of 100% of issued and outstanding shares of Accounting Plaza B.V. (“Accounting Plaza”), a private limited liability company incorporated under the laws of the Netherlands, for cash consideration of $38,698 subject to certain adjustments. Accounting Plaza is a provider of finance and accounting, human resources services and PeopleSoft ERP services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2-“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A- “Risk Factors” in this Quarterly Report and Part I, Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These forward-looking statements include, but are not limited to, statements relating to:

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

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships based on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process and information technology services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	further deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

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

Overview

We are a global leader in business process and technology management services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across the enterprise. We believe our Smart Enterprise Processes (SEPSM) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, our 56,000+ professionals around the globe deliver services to more than 600 clients from a network of 64 delivery centers across 17 countries supporting more than 30 languages.

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

We have approximately 56,500 employees with operations in seventeen countries. In the first quarter of 2012, we had net revenues of $435.5 million, of which 73.4% was from clients other than GE, which we refer to as Global Clients.

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

Subsequent to the end of first quarter of 2012, we acquired Accounting Plaza B.V., a provider of finance and accounting, human resources services and PeopleSoft ERP services in April 2012 for cash consideration of $38.7 million subject to certain adjustments.

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

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Purchase price:	(dollars in millions )
Cash	$16.2
Deferred consideration	0.8
Contingent consideration	4.5

Fair value of total purchase price	$21.5
Acquisition related costs included in selling, general and administrative expenses	0.2
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1.4
Current assets	2.2
Tangible fixed assets, net	0.1
Intangible assets	7.6
Deferred tax asset/ (liability), net	(3.0)
Other non-current assets	0.5
Current liabilities	(2.6)

Total identifiable net assets acquired	$6.3
Goodwill	15.2

Total	$21.5

In August 2011, we acquired a 72.8% membership interest in High Performance Partners LLC (“HPP”) and thereby increased our membership interest from 27.2% to 100%, making HPP a wholly owned subsidiary. We acquired the 72.8% membership interest for contingent earn-out consideration ranging from $0 to $16 million (based on Earnings Before Interest Depreciation Tax and Amortization (EBIDTA) levels generated in the 42 months following the acquisition, free cash flows generated, successful completion of certain sale transactions and revenue generated by our existing business that utilizes HPP technology), which had an estimated fair value of $6.4 million at the acquisition date. The acquisition of HPP was accounted for as a business combination, in accordance with the acquisition method of accounting in accordance with ASC 805, Business Combinations. We re-measured the existing membership interest of 27.2% which was previously being accounted for as an equity method investment, to its acquisition date fair value and accordingly we recognized a non-cash gain of $0.02 million.

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

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(dollars in millions)
Cash and cash equivalents	$0.3
Current assets	5.6
Tangible fixed assets, net	0.7
Intangible assets	0.5
Deferred tax assets, net	0.3
Other non-current assets	0.02
Current liabilities	(5.4)
Goodwill	0.01

Total	$2.0

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

$3.3

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2-“Summary of significant accounting policies” under Item 1-“Financial Statements” above and Part-II Item-7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth certain data from our income statement for the three months ended March 31, 2011 and 2012.

	Three months ended March 31,		% Change Increase/(Decrease)
	2011	2012	2012 Vs. 2011
	(dollars in millions)
Net revenues—GE	$112.8	$115.9	2.7%
Net revenues—Global Clients	217.8	319.6	46.8%

Total net revenues	330.6	435.5	31.7%

Cost of revenue	214.5	265.5	23.8%
Gross profit	116.1	170.0	46.5%
Gross profit Margin %	35.1%	39.0%
Operating expenses
Selling, general and administrative expenses	67.4	105.0	55.7%
Amortization of acquired intangible assets	3.1	5.3	71.9%
Other operating (income) expense, net	(1.0)	(0.7)	(25.5)%

Income from operations	46.5	60.4	29.9%
Income from operations % of Net revenues	14.1%	13.9%
Foreign exchange (gains) losses, net	(1.6)	3.7	(334.3)%
Other income (expense), net	3.1	(0.1)	(104.0)%

Income before Equity-method investment activity, net and income tax expense	51.2	56.6	10.7%
Equity-method investment activity, net	0.1	0.0	(90.2)%

Income before income tax expense	51.0	56.6	11.0%
Income tax expense	13.1	16.4	24.7%

Net income	37.9	40.3	6.2%
Net income attributable to noncontrolling interest	1.8	1.7	(4.3)%

Net income attributable to Genpact Limited shareholders	$36.1	$38.5	6.7%

Net income attributable to Genpact Limited shareholders % of Net revenues	10.9%	8.9%

“Net revenues-Global Clients” disclosed above includes revenues earned from Carnation Auto, a client in which one of our directors has a controlling interest, and General Atlantic, another client which is a significant shareholder in the Company.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net revenues. Our net revenues increased by $104.9 million, or 31.7%, in the first quarter of 2012 compared to the first quarter of 2011. Our growth in net revenues was primarily due to an increase in Genpact business process management services and information technology services for Global Clients as well as the acquisition of Headstrong Corporation in May 2011. Our average headcount increased by 25.4% to approximately 54,100 in the first quarter of 2012 from approximately 43,100 in the first quarter of 2011. Our revenue per employee increased to approximately $32.2 thousand in the first quarter of 2012 from approximately $30.7 thousand in the first quarter of 2011, primarily due to Headstrong.

Revenues from business process management services as a percentage of total net revenues decreased to 75.8% in the first quarter of 2012 from 87.2% in the first quarter of 2011. Revenues from business process management grew 14.6% to $330.2 million in the first quarter of 2012 from $288.1 million in the first quarter of 2011, led by growth in revenues from Global Clients, including revenues from Headstrong business consulting services, and GE. Revenue from our information technology business as a percentage of total net revenues increased to 24.2% in the first quarter of 2012 up from 12.8% in the first quarter of 2011, primarily driven by the acquisition of Headstrong and growth in information technology services for Global Clients. Excluding Headstrong, information technology services revenues grew by 18.0% in the first quarter of 2012.

Net revenues from GE increased by $3.1 million, or 2.7%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2011, certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for part of the year until the divesture by GE and as Global Clients net revenues after the divesture by GE. GE revenues for the first quarter of 2012 increased by 3.0% over the first quarter of 2011, after excluding such dispositions by GE in 2011. This increase was driven by growth in business process and information technology service offerings across GE businesses partially offset by deletions and price reductions in certain statements of work, or SOWs. As a result of higher growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 34.1% in the first quarter of 2011 to 26.6% in the first quarter of 2012.

Net revenues from Global Clients increased by $101.8 million, or 46.8%, compared to the first quarter of 2011. 59.5% of the increase in net revenues from Global Clients was attributable to Headstrong. $23.1 million, or 22.7%, of the increase in net revenues from Global Clients was from clients in consumer product goods, retail, hospitality, pharmaceutical and healthcare industries. $10.4 million, or 10.2%, of the increase in net revenues from Global Clients was from clients in the manufacturing and automotive industries. The balance increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $0.2 million as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 65.9% in the first quarter of 2011 to 73.4% in the first quarter of 2012.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Three Months Ended March 31,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$143.7	$185.6	29.1%
Operational expenses	57.6	68.0	18.1
Depreciation and amortization	13.2	11.9	(9.5)

Cost of revenue	$214.5	$265.5	23.8%

Cost of revenue as a % of total net revenues	64.9%	61.0%

Cost of revenue increased by $51.0 million, or 23.8%. This increase in cost of revenue was primarily attributable to higher personnel and operational expenses as a result of acquisition of Headstrong as well as the general growth of our business. More than three-fourths of the increase in cost of revenue relates to acquisition of Headstrong. $5.4 million, or 10.7%, of the increase in cost of revenue relates to higher facility and infrastructure related expenses, business related travel, communication and other expenses partially offset by decline in charges recoverable from clients. The remaining increase in cost of revenue was due to an increase in personnel expenses on account of increased headcount and wage inflation. This increase in cost of revenue was partially offset by higher realization on our contracted India rupee-U.S. dollar hedges in the first quarter of 2012 compared to the first quarter of 2011 and lower growth in number of operations personnel resulting in reduced allocation to cost of revenue. As a result, our cost of revenue as a percentage of net revenues decreased from 64.9% in the first quarter of 2011 to 61.0% in the first quarter of 2012.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $41.8 million, or 29.1%. Approximately three-fourths of the increase in personnel expenses relates to the acquisition of Headstrong. The increase in personnel expenses was also due to the hiring of new resources to manage growth and overall wage inflation. In addition, revenues from our re-engineering, analytics and risk consulting business, which has higher compensation and benefit costs, increased faster than revenues from our other businesses and the increase in costs for such businesses was in line with the increase in revenues. The increase in personnel expenses was partially offset by foreign exchange volatility as described above. Our average operational headcount other than related to the Headstrong acquisition increased by approximately 4,300 employees, or 11.2%, in the first quarter of 2012 compared to the first quarter of 2011. As a result, personnel expenses as a percentage of net revenues decreased from 43.5% in the first quarter of 2011 to 42.6% in the first quarter of 2012.

Operational expenses increased by $10.4 million, or 18.1%. 84.6% of the increase in operational expenses was due to the acquisition of Headstrong in the second quarter of 2011. The balance increase in operational expenses in the first quarter of 2012 were on account of higher facility and infrastructure cost as a result of expansion of infrastructure and IT related facilities in India and Philippines, business related travel, communication and other expenses. This increase was partially offset by a decline in charges recoverable from clients, foreign exchange volatility as described above and reduced allocation to cost of revenue due to lower growth in operations personnel in the first quarter of 2012. As a result, the operational expenses as a percentage of net revenues decreased from 17.4% in the first quarter of 2011 to 15.6% in the first quarter of 2012.

Depreciation and amortization expenses as a component of cost of revenue decreased by $1.2 million, or 9.5%. This decrease was due to reduced allocation to cost of revenue and the foreign exchange volatility as described above, partially offset by the acquisition of Headstrong. As a result, as a percentage of net revenues, depreciation and amortization expenses declined to 2.7% in the first quarter of 2012 from 4.0% in the first quarter of 2011.

As a result of the foregoing, our gross profit increased by $53.9 million, or 46.5%, and our gross margin increased from 35.1% in the first quarter of 2011 to 39.0% in the first quarter of 2012.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Three Months Ended March 31,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$47.5	$70.9	49.3%
Operational expenses	18.1	31.9	76.0
Depreciation and amortization	1.8	2.1	20.2

Selling, general and administrative expenses	$67.4	$105.0	55.7%

SG&A as a % of total net revenues	20.4%	24.1%

Selling, general and administrative expenses, or SG&A expenses, increased by $37.6 million, or 55.7%. 42.4% of the increase in SG&A expenses was due to the acquisition of Headstrong in the second quarter of 2011. $11.4 million, or 30.4%, of the increase in selling, general and administrative expenses relates to consultancy and legal fees, travel and living expenses and higher facility and infrastructure related expenses, including higher allocation to SG&A expenses due to lower growth in the number of operations personnel in the first quarter of 2012. The remaining increase in selling, general and administrative expenses was due to an increase in personnel expenses on account of increased headcount and wage inflation partially offset by a decrease in selling, general and administrative expenses on account of higher realization on our contracted India rupee-U.S. dollar hedges in the first quarter of 2012 compared to the first quarter of 2011. As a result, as a percentage of net revenues, SG&A expenses increased from 20.4% in the first quarter of 2011 to 24.1% in the first quarter of 2012.

Personnel expenses increased by $23.4 million, or 49.3%. This increase in personnel expenses was attributable to the increase in business development expenses due to the hiring of more experienced and higher cost resources, the acquisition of Headstrong and general wage inflation. In addition, the increase in personnel expenses was also attributable to an increase in stock based compensation, which increased from $2.3 million in the first quarter of 2011 to $5.6 million in the first quarter of 2012. The increase in stock based compensation was primarily related to performance and restricted stock grants issued in 2011. In addition, our stock based compensation costs were lower in the first quarter of 2011 due to higher forfeiture on account of exceptional events compared to the first quarter of 2012. The increase in personnel expenses was partially offset by the foreign exchange volatility as described above. As a percentage of net revenues, personnel expenses increased from 14.4% in the first quarter of 2011 to 16.3% in the first quarter of 2012.

The operational expenses component of SG&A expenses increased by $13.8 million, or 76.0%. Approximately 62.3% of the increase in operational expenses relates to consultancy and legal fees for medium to long term strategy and optimization and higher facility and infrastructure related expenses including higher allocation to SG&A expenses as described above. The increase in operational expenses was also on account of the acquisition of Headstrong, which contributed 21.8% of the increase in operational expenses. The balance increase in operational expenses was attributable to higher travel and living expenses due to increased sales travel, partially offset by foreign exchange volatility as described above. As a result, operational expenses as a percentage of net revenues increased from 5.5% in the first quarter of 2011 to 7.3% in the first quarter of 2012.

Depreciation and amortization expenses as a component of SG&A expenses increased by $0.4 million to $2.1 million in the first quarter of 2012. This increase in depreciation and amortization expenses was due to higher allocation to SG&A expenses as described above and the acquisition of Headstrong partially offset by foreign exchange volatility as described above.

Amortization of acquired intangibles. In the first quarter of 2011 and 2012, we continued to incur non-cash charges of $3.1 million and $5.3 million, respectively. As a result of the acquisition of Headstrong, amortization of acquired intangibles increased by $2.6 million and this increase was partially offset by a decline in amortization of acquired intangibles resulting from the 2004 reorganization when we began operating as an independent company. In each case, the amortization was consistent with the applicable amortization schedule.

Other operating (income) expense, net. Other operating income consisting of income from shared services from GE for use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, decreased to $ 0.7 million in the first quarter of 2012 compared to $1.0 million in the first quarter of 2011. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $13.9 million to $60.4 million in the first quarter of 2012. As a percentage of net revenues, income from operations decreased from 14.1% in the first quarter of 2011 to 13.9% in the first quarter of 2012.

Foreign exchange (gains) losses, net. We recorded a foreign exchange loss of $3.7 million in the first quarter of 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from movements in the India rupee and U.S. dollar exchange rates in the first quarter of 2012 compared to a foreign exchange gain of $1.6 million in the first quarter of 2011.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three months ended March 31,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Interest income	$3.6	$3.1	(12.2)%
Interest expense	(0.7)	(3.6)	434.8
Other income	0.2	0.3	51.1

Other income (expense), net	$3.1	$(0.1)	(104.0)%

Other income (expense), net as a % of total net revenues	0.9%	0.0%

We recorded interest expense, net of other income, of $0.1 million in the first quarter of 2012 compared to other income, net of interest expense, of $ 3.1 million in the first quarter of 2011. The change was primarily driven by an increase in interest expense due to borrowings under our new credit facility. As a result of these borrowings, the weighted average rate of interest with respect to outstanding debt under our credit facility increased from 1.0% in first quarter of 2011 to 2.2% in first quarter of 2012. The net increase in expenses was also on account of lower interest income of $3.1 million in the first quarter of 2012 compared to $3.6 million in the first quarter of 2011 due to the transfer of surplus funds from operating entities to lower interest bearing accounts in U.S.

Income before equity method investment, activity, net and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net and income tax expenses increased by $5.5 million. As a percentage of net revenues, income before equity method investment activity, net and income tax decreased from 15.5% in the first quarter of 2011 to 13.0% in the first quarter of 2012.

Equity-method investment activity, net. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited and a joint venture with NDTV Networks Plc., NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $5.6 million. As a percentage of net revenues, income before income tax expense decreased from 15.4% of net revenues in the first quarter of 2011 to 13.0% of net revenues in the first quarter of 2012.

Income tax expense. Our income tax expense increased from $13.1 million in the first quarter of 2011 to $16.4 million in the first quarter of 2012. This increase was primarily driven by the complete expiration effective March 31, 2011 of the India tax holiday under the STPI scheme, higher tax rates applicable to Headstrong given its jurisdictional mix of income, and certain period items accounted for in the first quarter of 2012. The increase was partially offset by the growth of our operations in low tax and exempt locations.

Net income. As a result of the foregoing factors, net income increased by $2.3 million from $37.9 million in the first quarter of 2011 to $40.3 million in the first quarter of 2012. As a percentage of net revenues, our net income was 11.5% in the first quarter of 2011 and 9.2% in the first quarter of 2012.

Net income attributable to noncontrolling interest. The noncontrolling interest was primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased marginally from $1.8 million in the first quarter of 2011 to $1.7 million in first quarter of 2012.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $2.4 million from $36.1 million in the first quarter of 2011 to $38.5 million in the first quarter of 2012. As a percentage of net revenues, our net income was 10.9% in the first quarter of 2011 and 8.9% in the first quarter of 2012.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2011 and March 31, 2012 is presented below:

	As of December 31, 2011	As of March 31, 2012	% Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$408.0	$405.9	(0.5)%
Short term deposits	—	5.9	NM *
Short-term deposits with related party	—	0.1	NM *
Short-term borrowings	252.0	251.0	(0.4)
Long-term debt due within one year	29.0	29.1	0.3
Long-term debt other than the current portion	73.9	74.1	0.3
Genpact Limited total shareholders’ equity	$1,433.1	$1,568.5	9.4%

*	Not measurable.

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities.

Our cash and cash equivalents were $405.9 million as of March 31, 2012 compared to $408.0 million as of December 31, 2011. Our cash and cash equivalents as of March 31, 2012 were comprised of (a) $246.0 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $159.5 million in deposits with banks to be used for medium term planned expenditure and capital requirements and (c) $0.4 million as restricted cash balance.

As of March 31, 2012, $239.5 million of the $405.9 million of cash and cash equivalents were held by our foreign subsidiaries and branch offices. We intend to either permanently reinvest $224.5 million of the cash held by our foreign subsidiaries or repatriate it in a tax-free manner. We have accrued U.S. taxes on the remaining cash of $15.0 million held by one of our foreign subsidiaries and the same can be repatriated to the U.S. without accruing any additional U.S. tax expense.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,		% Change Increase/(Decrease)
	2011	2012
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$21.1	$4.9	(76.7)%
Investing activities	(60.0)	(28.0)	53.4
Financing activities	(13.9)	(0.5)	96.3

Net increase (decrease) in cash and cash equivalents	$(52.8)	$(23.6)	55.4%

Cash flows from operating activities. Our net cash generated from operating activities was $4.9 million in the first quarter of 2012 compared to $21.1 million in the first quarter of 2011. This decrease was primarily attributable to increased working capital requirements due to an increase in accounts receivable of $ 41.1 million. The increase in accounts receivable was largely related to a payment owed by one of our clients for certain items, including upgrading facilities, infrastructure and technology used to service that client’s processes, in accordance with the terms of the contract. This increase of the accounts receivable of our client was offset by corresponding increase in other liabilities of $33.0 million. In addition, the decrease in cash flow from operations was on account of payments for taxes primarily pertaining to last year and security deposits for new sites amounting to $8.2 million. Further, the decrease in cash flow from operating activities was due to higher bonus payout in comparison to last year, partially offset by an increase in net income adjusted for amortization, depreciation and other non-cash items by $8.8 million.

Cash flows from investing activities. Our net cash used for investing activities was $28.0 million in the first quarter of 2012 compared to $60.0 million in the first quarter of 2011. This decrease was primarily due to payment of $52.5 million for the purchase of U.S. Treasury bills, net of sales realization, during the first quarter of 2011. No such investment was made in the first quarter of 2012. The decrease was also on account of payment of $1.6 million for the acquisition of Akritiv in the first quarter of 2011. This decrease was partially offset by payments for purchases of property, plant and equipment (net of sale proceeds) of $21.7 million in the first quarter of 2012 compared to $6.0 million in the first quarter of 2011 and payment of $6.0 million for short term deposits (net of redemption of deposits) in the first quarter of 2012.

Cash flows from financing activities. Our net cash used for financing activities was $0.5 million in the first quarter of 2012, compared to $13.9 million in the first quarter of 2011. This decrease was primarily due to repayment of $1.0 million of our short term borrowings in the first quarter of 2012 compared to repayment of $12.5 million in the first quarter of 2011 of our long term debt as part of our scheduled repayments under our credit agreement. This decrease was partially offset by $2.3 million received as proceeds from the issuance of common shares on exercise of employee stock options in the three months ended March 31, 2012 compared to $0.8 million in the three months ended March 31, 2011.

Financing Arrangements (Credit Facility)

Total long-term debt excluding capital lease obligations was $103.2 million as of March 31, 2012 compared to $102.9 million as of December 31, 2011. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 2.2% for the three months ended March 31, 2012 compared to 1.0% for the three months ended March 31, 2011.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of March 31, 2012, short-term credit facilities available to the Company aggregated $260.0 million, which are under the same agreement as our new long-term debt facility. Out of this, a total of $258.8 million was utilized, representing a funded drawdown of $251.0 million and non-funded drawdown of $7.8 million. In addition, we have fund-based and non-fund-based credit facilities of $19.2 million with banks for operational requirements, out of which a total of $3.9 million representing a non funded drawdown was utilized.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2012:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short- term borrowings	$251.0	$251.0	$—	$—	$—
Long-term debt	103.2	29.1	59.1	15.0	—
Capital leases	3.5	1.7	1.4	0.4	—
Operating leases	181.8	34.9	64.9	62.1	19.9
Purchase obligations	17.1	17.1	—	—	—
Capital commitments net of advances	10.0	10.0	—	—	—
Contingent Consideration Fair Value	15.0	0.3	14.7	—	—
Other long-term liabilities	152.5	40.7	82.4	29.4	—

Total contractual cash obligations	$734.0	$384.6	$222.7	$106.9	$19.9

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2 - “Recently adopted accounting pronouncements” under Item 1 - “Financial Statements” above and Part-II Item-7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and the other information set forth below and elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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

In respect of certain of our transactions, global acquisitions (which included India-based subsidiaries) or the sale of our shares in our IPO by our existing significant shareholders, the Indian tax authorities may argue that Indian tax is chargeable in as much as the indirect transfer of Indian subsidiaries is involved in the overall deal and may seek to tax us as a withholding agent or representative assessee of the sellers. The Indian Supreme Court has in a recent decision in the case of Vodafone International Holdings B.V. ruled that an indirect transfer of shares in an Indian company (through transfer of an overseas company) could not be taxed in India and accordingly would not be subject to Indian withholding tax requirements. There is no certainty that the Indian Supreme Court ruling in Vodafone will not be subsequently reversed and new or retroactive legislation could be passed by the Government of India effectively allowing for taxation of indirect transfers. Such legislation to tax indirect transfers has been recently proposed by the Government of India, the full implications of which if adopted are presently unclear.

The Government of India, the United States or other jurisdictions could enact new tax legislation, including anti-avoidance provisions, which would have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to repatriate surplus earnings from our Delivery Centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, or the cost of our services to our clients, which would have a material adverse effect on our business, results of operations and financial condition. The legislation proposed by the Government of India referred to above includes anti-avoidance provisions, among other new provisions, the full implications, timing and applicability of which are presently unclear.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Form of 2012 Performance Share Award Agreement.*†

10.2	Performance Share Award Agreement dated March 6, 2012 between Genpact Limited and N.V. Tyagarajan.*†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and March 31, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2011 and March 31, 2012, (iv) Consolidated Statements of Equity for the three months ended March 31, 2011 and March 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2012, and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012

GENPACT LIMITED

By: /S/ NV Tyagarajan
NV Tyagarajan Chief Executive Officer

/S/ MOHIT BHATIA
Mohit Bhatia Chief Financial Officer

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Form of 2012 Performance Share Award Agreement.*†

10.2	Performance Share Award Agreement dated March 6, 2012 between Genpact Limited and N.V. Tyagarajan.*†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and March 31, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2011 and March 31, 2012, (iv) Consolidated Statements of Equity for the three months ended March 31, 2011 and March 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2012, and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.