Form 10-Q
period 2012-06-30
Genpact LTD
filed 2012-08-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2012

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of July 27, 2012 was 223,116,542.

i

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

		As of December 31,	June 30,
	Notes	2011	2012
Assets
Current assets
Cash and cash equivalents	4	$408,020	$436,310
Accounts receivable, net	5	258,498	427,576
Accounts receivable from related party, net	5	143,921	190
Short term deposits		—	5,249
Deferred tax assets	19	46,949	55,458
Due from related party		10	—
Prepaid expenses and other current assets		127,721	159,934

Total current assets		$985,119	$1,084,717
Property, plant and equipment, net	8	180,504	180,521
Deferred tax assets	19	91,880	112,271
Investment in equity affiliates	20	220	356
Customer-related intangible assets, net	9	85,987	88,316
Marketing-related intangible assets, net	9	24,240	23,015
Other intangible assets, net	9	3,061	2,961
Goodwill	9	925,339	922,160
Other assets		107,037	112,766

Total assets		$2,403,387	$2,527,083

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

		As of December 31,	As of June 30,
	Notes	2011	2012
Liabilities and equity
Current liabilities
Short-term borrowings	13	$252,000	$251,000
Current portion of long-term debt	14	29,012	29,173
Current portion of capital lease obligations		1,005	1,415
Current portion of capital lease obligations payable to related party		762	—
Accounts payable		20,951	13,848
Income taxes payable	19	20,118	50,844
Deferred tax liabilities	19	35	194
Due to related party		464	—
Accrued expenses and other current liabilities		337,481	355,103

Total current liabilities		$661,828	$701,577
Long-term debt, less current portion	14	73,930	59,300
Capital lease obligations, less current portion		846	1,928
Capital lease obligations payable to related party, less current portion		855	—
Deferred tax liabilities	19	1,905	3,251
Due to related party		9,154	—
Other liabilities		219,186	304,233

Total liabilities		$967,704	$1,070,289

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 222,347,968 and 222,997,072 issued and outstanding as of December 31, 2011 and June 30, 2012, respectively		2,222	2,228
Additional paid-in capital		1,146,203	1,165,819
Retained earnings		605,386	705,026
Accumulated other comprehensive income (loss)		(320,753)	(419,458)

Genpact Limited shareholders’ equity		$1,433,058	$1,453,615
Noncontrolling interest		2,625	3,179

Total equity		$1,435,683	$1,456,794
Commitments and contingencies	21

Total liabilities and equity		$2,403,387	$2,527,083

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2011	2012	2011	2012
Net revenues
Net revenues from services—related party	20	$122,783	$162	$235,744	$317
Net revenues from services—others		274,840	467,469	492,432	902,793

Total net revenues		397,623	467,631	728,176	903,110

Cost of revenue
Services	15, 20	254,030	285,222	468,517	550,687

Total cost of revenue		254,030	285,222	468,517	550,687

Gross profit		$143,593	$182,409	$259,659	$352,423
Operating expenses:
Selling, general and administrative expenses	16, 20	86,724	114,253	154,165	219,258
Amortization of acquired intangible assets	9	5,140	5,790	8,217	11,080
Other operating (income) expense, net	17	665	(801)	(291)	(1,513)

Income from operations		$51,064	$63,167	$97,568	$123,598
Foreign exchange (gains) losses, net		(1,130)	(21,977)	(2,697)	(18,306)
Other income (expense), net	18, 20	3,026	(699)	6,124	(823)

Income before Equity-method investment activity, net and income tax expense		$55,220	$84,445	$106,389	$141,081
Equity-method investment activity, net		134	13	267	26

Income before income tax expense		$55,086	$84,432	$106,122	$141,055
Income tax expense	19	14,357	21,633	27,479	38,000

Net Income		$40,729	$62,799	$78,643	$103,055
Net income attributable to noncontrolling interest		1,720	1,699	3,514	3,415

Net income attributable to Genpact Limited shareholders		$39,009	$61,100	$75,129	$99,640

Net income available to Genpact Limited common shareholders	12	$39,009	$61,100	$75,129	$99,640
Earnings per common share attributable to Genpact Limited common shareholders	12
Basic		$0.18	$0.27	$0.34	$0.45
Diluted		$0.17	$0.27	$0.33	$0.44

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		221,297,842	223,182,251	221,153,301	222,996,243
Diluted		226,146,388	227,880,427	225,844,839	227,676,670

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended June 30,				Six months ended June 30,
	2011		2012		2011		2012
	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest
Net Income	39,009	1,720	61,100	1,699	75,129	3,514	99,640	3,415
Other comprehensive income:
Currency translation adjustments	13,463	121	(108,619)	(136)	21,055	215	(65,464)	(99)
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	19,304	—	(77,768)	—	37,601	—	(33,241)	—
Net unrealized gain (loss) on investment in U.S. Treasury bills	(15)	—	—	—	(11)	—	—	—

Other comprehensive income (loss)	32,752	121	(186,387)	(136)	58,645	215	(98,705)	(99)

Comprehensive income (loss)	71,761	1,841	(125,287)	1,563	133,774	3,729	935	3,316

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional	Retained	Accumulated Other Comprehensive	Non controlling
	No. of shares	Amount	Paid-in Capital	Earnings	Income (loss)	interest	Total Equity
Balance as of January 1, 2011	220,916,960	$2,208	$1,105,610	$421,092	$(50,238)	$2,570	$1,481,242
Issuance of common shares on exercise of options (Note 11)	529,426	5	5,667	—	—	—	5,672
Issuance of common shares under the employee share purchase plan (Note 11)	23,579	—	318	—	—	—	318
Issuance of common shares on vesting of restricted share units (Note 11)	87,500	1	(1)	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	(3,196)	(3,196)
Stock-based compensation expense (Note 11)	—	—	8,559	—	—	—	8,559
Comprehensive income:
Net income	—	—	—	75,129	—	3,514	78,643
Other comprehensive income	—	—	—	—	58,645	215	58,860

Balance as of June 30, 2011	221,557,465	$2,214	$1,120,153	$496,221	$8,407	$3,103	$1,630,098

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share data)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non controlling
	No. of Shares	Amount	Capital	Earnings	Income (loss)	interest	Total Equity
Balance as of January 1, 2012	222,347,968	$2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683
Issuance of common shares on exercise of options (Note 11)	375,088	4	3,146	—	—	—	3,150
Issuance of common shares under the employee share purchase plan (Note 11)	44,916	—	638	—	—	—	638
Net settlement on vesting of restricted share units (Note 11)	229,100	2	(1,411)	—	—	—	(1,409)
Distribution to noncontrolling interest	—	—	—	—	—	(2,762)	(2,762)
Stock-based compensation expense (Note 11)	—	—	17,243	—	—	—	17,243
Comprehensive income:
Net income	—	—	—	99,640	—	3,415	103,055
Other comprehensive income	—	—	—	—	(98,705)	(99)	(98,804)

Balance as of June 30, 2012	222,997,072	$2,228	$1,165,819	$705,026	$(419,458)	$3,179	$1,456,794

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2012
Operating activities
Net income attributable to Genpact Limited shareholders	$75,129	$99,640
Net income attributable to noncontrolling interest	3,514	3,415

Net Income	$78,643	$103,055
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	29,005	28,145
Amortization of debt issue costs	554	1,307
Amortization of acquired intangible assets	8,300	11,118
Reserve for doubtful receivables	1,853	(151)
Reserve for mortgage loans	—	107
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(45)	(18,962)
Equity-method investment activity, net	267	26
Stock-based compensation expense	8,559	17,243
Deferred income taxes	(2,579)	(8,728)
Others, net	1,400	90
Change in operating assets and liabilities:
Increase in accounts receivable	(24,647)	(16,791)
Increase in other assets	(33,122)	(36,308)
Decrease in accounts payable	(2,374)	(5,076)
Decrease in accrued expenses and other current liabilities	(13,506)	(1,321)
Increase in income taxes payable	24,092	30,611
Increase in other liabilities	5,632	27,707

Net cash provided by operating activities	$82,032	$132,072
Investing activities
Purchase of property, plant and equipment	(12,106)	(41,602)
Proceeds from sale of property, plant and equipment	479	283
Investment in affiliates	—	(205)
Purchase of short term investments	(129,458)	—
Proceeds from sale of short term investments	206,443	—
Short term deposits placed	—	(26,493)
Redemption of short term deposits	—	20,410
Payment for business acquisitions, net of cash acquired	(561,075)	(36,927)

Net cash provided by (used for) investing activities	$(495,717)	$(84,534)
Financing activities
Repayment of capital lease obligations	(1,500)	(1,162)
Proceeds from long-term debt	120,000	—
Repayment of long-term debt	(25,000)	(15,000)
Short-term borrowings, net	252,000	(1,000)
Proceeds from issuance of common shares under stock based compensation plans	5,989	3,788
Payment for net settlement of stock based awards	—	(1,409)
Direct cost incurred in relation to Debt	(8,315)	—
Distribution to non-controlling interest	(3,196)	(2,762)

Net cash provided by (used for) financing activities	$339,978	$(17,545)
Effect of exchange rate changes	6,075	(1,703)
Net increase (decrease) in cash and cash equivalents	(73,707)	29,993
Cash and cash equivalents at the beginning of the period	404,034	408,020

Cash and cash equivalents at the end of the period	$336,402	$436,310

Supplementary information
Cash paid during the period for interest	$1,509	$4,212
Cash paid during the period for income taxes	$23,498	$40,266
Property, plant and equipment acquired under capital lease obligation	$758	$1,178

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

Nature of Operations

We are a global leader in business process management and technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across the enterprise. We believe our Smart Enterprise Processes (SEPSM) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, our 58,500+ professionals around the globe deliver services to more than 600 clients from a network of 68 delivery centers across 18 countries supporting more than 30 languages.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (“GE”). On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization”, GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders each sold 17,647,059 common shares. On March 24, 2010, the Company completed a secondary offering pursuant to which GE’s shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder, although it continued to be a related party. GE’s shareholding has subsequently further declined to less than 5.0%, as a result of which GE is no longer considered a related party.

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

In business combinations, where the fair value of identifiable tangible and intangible net assets purchased exceeds the cost of the acquired business, the Company recognizes the resulting gain on the acquisition date and reports it under ‘Other operating (income) expense, net’ in the Consolidated Statements of Income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. Short term deposits are with GE. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 36% and 33% of receivables as of December 31, 2011 and June 30, 2012, respectively. GE accounted for 32% and 27% of revenues for the six months ended June 30, 2011 and 2012, respectively, and for 31% and 27% of revenues for the three months ended June 30, 2011 and 2012, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

(a) Headstrong Corporation

On May 3, 2011, the Company acquired 100% of the outstanding common shares of Headstrong Corporation, a Delaware corporation (“Headstrong”) for $550,000 in cash subject to adjustment based on closing date net working capital, funded indebtedness, seller expenses and amount of cash and cash equivalents. During the six months ended June 30, 2012, the purchase consideration for the acquisition has been adjusted for closing working capital and final settlement of seller expenses. As part of acquisition, the total amount paid by the Company, net of $25,845 of cash acquired, is $558,363 (including $19,205 of seller expenses). There are no contingent consideration arrangements in connection with the acquisition. Pursuant to the terms of the acquisition agreement and final settlement with the sellers, the purchase consideration comprised the following:

Enterprise value	$550,000
Net working capital adjustment	8,363
Cash and cash equivalents	25,845
Funded Indebtedness	—
Seller expenses liability	(19,205)
Total purchase price	$565,003

As part of the acquisition, the total amount paid by the Company, net of $25,845 of cash acquired, is $558,363 (including $19,205 of seller expenses).

Headstrong is a global provider of comprehensive consulting and IT services with a specialized focus in capital markets and healthcare. With this acquisition, the Company acquired critical domain and technology expertise in the capital markets industry vertical.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Headstrong were recorded at fair value at the date of acquisition. During the current period the Company has adjusted the fair value of assets and liabilities recorded as of the date of acquisition with a corresponding adjustment to goodwill for measurement period adjustments. The following table summarizes the final allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed as a result of the Headstrong acquisition:

Cash consideration	$565,003
Acquisition related costs included in selling, general and administrative expenses	5,616
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25,845
Current assets	62,121
Tangible fixed assets	14,634
Intangible assets	91,020
Deferred tax assets, net	21,748
Other non-current assets	11,968
Current liabilities	(42,815)
Long term liabilities	(6,274)

Total identifiable net assets acquired	$178,247
Goodwill	386,756

Total	$565,003

The fair value of the current assets acquired includes trade receivables with a fair value of $56,257. The gross amount due is $56,497, of which $240 is expected to be uncollectable.

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made during the measurement period to the amounts initially recorded (measurement period adjustments). The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and, thus, were recorded in the consolidated balance sheet as of June 30, 2012.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

	Amounts recognized as of Acquisition Date(Provisional)	Measurement Period Adjustments	Amounts recognized as of Acquisition Date(Final)
Cash and Cash equivalents	25,845	—	25,845
Net assets acquired, other than cash and cash equivalents	149,281	3,121	152,402
Goodwill	389,969	(3,213)	386,756

Total purchase price	$565,095	$(92)	$565,003

Goodwill represents the excess of the purchase price over the fair value of the net assets (including deferred taxes) acquired and is not deductible for tax purposes. The acquisition of Headstrong resulted in the addition of a new reporting unit to the Company and accordingly the acquisition related goodwill has been allocated to such new reporting unit. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The fair value and estimated useful lives of the intangibles are as follows:

	Fair value	Estimated useful life
Customer related intangibles	$68,450	2 to 11 years
Marketing related intangibles	21,820	10 years
Other intangibles	750	7 years

The weighted average amortization period in respect of the acquired intangible assets is 10 years.

(b) Accounting Plaza B.V

On April 25, 2012, the Company acquired 100% of the outstanding shares of Accounting Plaza B.V., a private limited liability company incorporated under the laws of the Netherlands (“Accounting Plaza”), for cash consideration of $38,698 subject to adjustments based on transfer of pension funds, underfunding in pension funds, sellers warranty breaches including certain other transactions and transaction costs. As of June 30, 2012, the purchase consideration for the acquisition is pending finalization of the aforesaid adjustments. There are no contingent consideration arrangements in connection with the acquisition.

As per the terms of the acquisition agreement with sellers, the preliminary estimated purchase consideration as of June 30, 2012 comprised the following:

Initial consideration	$38,698
Estimated adjustment for transfer of pension funds	—
Estimated adjustment for underfunding in pension funds	—
Estimated adjustment for sellers warranty breaches and certain other transactions	—
Estimated adjustment for transaction costs	(107)
Preliminary estimated purchase consideration	$38,591

Accounting Plaza is a provider of finance and accounting, human resources and PeopleSoft ERP services. This acquisition strengthens the Company’s domain expertise in the retail industry and significantly expands its presence in Europe.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Accounting Plaza were recorded at fair value as of the date of acquisition. The Company will continue to evaluate certain assets and liabilities as new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have resulted in the recognition of those assets and liabilities as of that date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill, and the measurement period will not exceed one year from the acquisition date. The following table summarizes the preliminary allocation of the preliminary estimated purchase consideration based on the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

Preliminary estimated purchase consideration	$38,591
Acquisition related costs included in selling, general and administrative expenses	434
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,664
Current assets	11,327
Tangible fixed assets	2,010
Intangible assets	13,138
Deferred tax asset/ (liability), net	(2,711)
Other non-current assets	971
Current liabilities	(9,062)
Other liabilities	(4,188)
Total identifiable net assets acquired	$13,149
Goodwill	25,442
Total	$38,591

The preliminary estimated fair value of the current assets acquired includes trade receivables with an estimated fair value of $9,744. The gross amount due is $9,917, of which $173 is expected to be uncollectable.

Goodwill representing the excess of the preliminary estimated purchase price over the fair value of the net assets (including deferred taxes) acquired is not deductible for tax purposes and has been allocated to the Europe reporting unit.

The amortizable intangible assets acquired are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The preliminary estimated value and estimated useful lives of the intangibles are follows:

	Preliminary Estimated value	Estimated useful life
Customer related intangibles	$13,138	3 – 10 years

The weighted average amortization period in respect of the acquired intangible assets is 7 years.

(c) Atyati Technologies Private Limited

On May 14, 2012, the Company entered into a definitive agreement to acquire Atyati Technologies Private Limited, a private limited company incorporated in India (“Atyati”) for a cash consideration of $17,578 subject to adjustment for closing date cash and net working capital balances. Atyati is a cloud-hosted technology platform provider for the rural banking sector in India. As of June 30, 2012, the acquisition of Atyati has not been consummated due to the non-fulfillment of certain closing conditions specified in the acquisition agreement.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2011 and June 30, 2012 comprise:

	As of December 31, 2011	As of June 30, 2012
Deposits with banks	$267,467	$147,971
U.S. Treasury bills	—	133,997
Other cash and bank balances	140,553	154,342

Total	$408,020	$436,310

Cash and cash equivalents as of December 31, 2011 and June 30, 2012, include restricted cash balances of $254 and $601, respectively. Restrictions are primarily attributable to margin requirements against bank guarantees, balances designated for statutory payments, and deposits for foreign currency advances on which the bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

Accounts receivable were $411,123 and $435,693 and reserve for doubtful receivables were $8,704 and $7,927, resulting in net accounts receivable balances of $402,419 and $427,766 as of December 31, 2011 and June 30, 2012, respectively. In addition, accounts receivable due after one year of $20,579 and $19,697 as of December 31, 2011 and June 30, 2012, respectively, are included under “Other Assets” in the Consolidated Balance Sheets.

Accounts receivable from related parties were $144,782 and $200, and reserve for doubtful receivables were $861 and $10, resulting in net accounts receivable balances of $143,921 and $190, as of December 31, 2011 and June 30 2012, respectively

6. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, and loans held for sale. The fair value measurements of these derivative instruments and loans held for sale were determined using the following inputs as of December 31, 2011 and June 30, 2012:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements (Continued)

	As of June 30, 2012
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$9,786	$—	$9,786	$—
Loans held for sale (Note a)	360	—	—	360
U.S. Treasury bills and notes (Note c)	133,997	133,997	—	—

Total	$144,143	$133,997	$9,786	$360

Liabilities
Derivative Instruments (Note b)	$273,570	$—	$273,570	$—

Total	$273,570	$—	$273,570	$—

(a)	Included in “Prepaid expenses and other current assets” and “Other assets” in the consolidated balance sheets.
(b)	Included in “Accrued expenses and other current liabilities” and “Other liabilities” in the consolidated balance sheets.
(c)	Included in either “Cash and cash equivalents” or “Short term investment,” depending on the maturity profile, in the consolidated balance sheets.

The following table sets forth the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Opening balance, net	$529	$448	$530	$469
Impact of fair value included in earnings	—	(88)	—	(108)
Settlements	—	—	(1)	(1)

Closing balance, net	$529	$360	$529	$360

The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from an independent market database. Loans held for sale are valued using collateral values based on inputs from a single source when the Company is not able to corroborate the inputs and assumptions with other relevant market information.

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks or other financial institutions and considers the risks of non-performance by the counterparties as not material. The forward foreign exchange contracts mature between zero and fifty four months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2011	As of June 30, 2012	As of December 31, 2011	As of June 30, 2012
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,856,100	$1,815,000	$(210,297)	$(264,335)
United States Dollars (sell) Mexican Peso (buy)	7,200	15,600	(461)	(339)
United States Dollars (sell) Philippines Peso (buy)	36,900	50,100	872	1,952
Euro (sell) United States Dollars (buy)	77,836	89,723	2,821	4,866
Euro (sell) Hungarian Forints (buy)	9,950	11,027	(953)	(16)
Euro (sell) Romanian Leu (buy)	60,361	67,746	416	(1,396)
Japanese Yen (sell) Chinese Renminbi (buy)	52,434	46,546	(5,381)	(3,046)
Pound Sterling (sell) United States Dollars (buy)	93,996	114,979	2,588	1,105
Australian Dollars (sell) United States Dollars (buy)	68,637	80,335	(2,356)	(2,575)

			$(212,751)	$(263,784)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchase of services. In addition to this program the Company has derivative instruments not designated as hedges under the FASB guidance, which it uses to hedge the foreign exchange risks related to balance sheet items such as receivables and inter-company borrowings denominated in currencies other than the underlying functional currency.

The fair value of the derivative instruments and their location in the financial statements of the Company are summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2011	As of June 30, 2012	As of December 31, 2011	As of June 30, 2012
Assets
Prepaid expenses and other current assets	$4,545	$5,239	$782	$1,908
Other assets	$3,550	$2,639	$—	$—
Liabilities
Accrued expenses and other current liabilities	$56,377	$83,133	$10,527	$10,129
Other liabilities	$154,724	$180,308	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Cash flow hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain (loss) on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is recognized in the consolidated statements of income. Gains (losses) on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings as incurred.

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) or OCI and the related tax effects are summarized below:

	Three months ended June 30, 2011			Three months ended June 30, 2012			Six months ended June 30, 2011			Six months ended June 30, 2012
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	(1,390)	(1,452)	62	(135,486)	(48,132)	(87,354)	(27,482)	(9,247)	(18,235)	(203,006)	(71,125)	(131,881)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(9,312)	(3,461)	(5,851)	(6,959)	(2,379)	(4,580)	(25,344)	(9,157)	(16,187)	(6,840)	(2,253)	(4,587)
Changes in fair value of effective portion of outstanding derivatives, net	21,240	7,787	13,453	(127,035)	(44,687)	(82,348)	31,300	9,886	21,414	(59,396)	(21,568)	(37,828)
Unrealised gain (loss) on cash flow hedging derivatives, net	30,552	11,248	19,304	(120,076)	(42,308)	(77,768)	56,644	19,043	37,601	(52,556)	(19,315)	(33,241)

Closing balance as of June 30	29,162	9,796	19,366	(255,562)	(90,440)	(165,122)	29,162	9,796	19,366	(255,562)	(90,440)	(165,122)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains / losses recognized in other comprehensive income (loss), and their effect on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Six months ended June 30,			Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2011	2012		2011	2012	2011	2012		2011	2012	2011	2012
Forward foreign exchange contracts	$31,300	$(59,396)	Revenue	$(2,785)	$(1,156)	$(4,237)	$(2,442)	Foreign exchange(gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(5,154)	(4,518)	(17,456)	(3,411)
			Selling, general and administrative expenses	(1,373)	(1,286)	(3,651)	(987)

	$31,300	$(59,396)		$(9,312)	$(6,960)	$(25,344)	$(6,840)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non designated Hedges

		Amount of (Gain) Loss recognized in Income on Derivatives
	Location of (Gain) Loss recognized in Income on Derivatives	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments		2011	2012	2011	2012
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(390)	$(10,566)	(2)	(1,587)

		$(390)	$(10,566)	$(2)	$(1,587)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2011	As of June 30, 2012
Property, plant and equipment, gross	$451,415	$463,294
Less: Accumulated depreciation and amortization	(270,911)	(282,773)

Property, plant and equipment, net	$180,504	$180,521

Depreciation expense on property, plant and equipment for the six months ended June 30, 2011 and 2012 was $23,839 and $22,422, respectively, and for the three months ended June 30, 2011 and 2012 was $12,066 and $11,316, respectively. The amount of computer software amortization for the six months ended June 30, 2011 and 2012 was $6,507 and $5,958, respectively and for the three months ended June 30, 2011 and 2012 was $3,315 and $2,987 respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $1,341 and $235 for the six months ended June 30, 2011 and 2012, respectively, and $379 and $312 for the three months ended June 30, 2011 and 2012, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2011 and six months ended June 30, 2012:

	As of December 31, 2011	As of June 30, 2012
Opening balance	$570,153	$925,339
Goodwill relating to acquisition consummated during the period	414,158	25,442
Adjustment to preliminary purchase accounting for Headstrong	—	(3,213)
Effect of exchange rate fluctuations	(58,972)	(25,408)

Closing balance	$925,339	$922,160

The total amount of goodwill deductible for tax purposes is $7,562 and $7,120 as of December 31, 2011 and June 30, 2012, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2011			As of June 30, 2012
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$275,859	$189,872	$85,987	$279,331	$191,015	$88,316
Marketing-related intangible assets	40,552	16,312	24,240	40,096	17,081	23,015
Contract-related intangible assets	1,219	1,219	—	1,130	1,130	—
Other intangible assets	3,541	480	3,061	3,542	581	2,961

	$321,171	$207,883	$113,288	$324,099	$209,807	$114,292

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the six months ended June 30, 2011 and 2012 were $8,217 and $11,080, respectively, and for the three months ended June 30, 2011 and 2012 were $5,140 and $5,790, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the six months ended June 30, 2011 and 2012 was $83 and $38, respectively, and for the three months ended June 30, 2011 and 2012 was $41 and $18, respectively, and has been reported as a reduction of revenue. As of June 30, 2012, the unamortized value of the intangible asset was $40, which will be amortized in future periods and reported as a reduction of revenue.

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

Net defined benefit plan costs for the three months and six months ended June 30, 2011 and 2012 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Service costs	$860	$961	$1,553	$1,974
Interest costs	378	445	713	915
Amortization of actuarial loss	140	166	277	339
Expected return on plan assets	(160)	(202)	(330)	(412)

Net Gratuity Plan costs	$1,218	$1,370	$2,213	$2,816

Defined contribution plans

During the three months and six months ended June 30, 2011 and 2012, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
India	$2,749	$3,439	$6,069	$6,917
U.S.	510	739	1,168	1,766
U.K.	316	442	523	750
Hungary	9	7	22	46
China	2,088	2,958	4,261	5,791
Mexico	7	4	18	21
South Africa	137	84	164	164
Morocco	37	59	72	89
Hongkong	—	9	—	17
Netherlands	—	429	—	429
Philippines	—	4	—	7

Total	$5,853	$8,174	$12,297	$15,997

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

From the date of adoption of the 2007 Omnibus Plan on July 13, 2007, the options forfeited, expired, terminated, or cancelled under any of the plans will be added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

The stock-based compensation costs relating to the above plans during the six months ended June 30, 2011 and 2012 were $8,519 and $17,166, respectively, and for the three months ended June 30, 2011 and 2012 were $5,472 and $9,941, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

Stock options

A summary of the options activity during the six months ended June 30, 2012 is set out below:

	Six months ended June 30, 2012
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2012	13,734,820	$10.58	5.4	—
Granted	—	—	—	—
Forfeited	(236,485)	10.83	—	—
Expired	(54,655)	15.32	—	—
Exercised	(375,088)	8.40	—	3,087

Outstanding as of June 30, 2012	13,068,592	$10.61	4.8	$78,655

Vested and exercisable as of June 30, 2012 and expected to vest thereafter (Note a)	12,748,385	$10.55	4.8	$77,526
Vested and exercisable as of June 30, 2012	9,651,170	$9.53	4.3	$68,548
Weighted average grant date fair value of grants during the period	$—

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of June 30, 2012, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $11,144, which will be recognized over the weighted average remaining requisite vesting period of 1.42 years.

Restricted Share Units

The Company granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of one to four years. The compensation expense is recognized on a straight-line basis over the vesting term.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

A summary of RSUs granted during the six months ended June 30, 2012 is set out below:

	Six months ended June 30, 2012
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2012	2,262,153	$15.27
Granted	120,000	15.43
Vested*	(345,280)	14.36
Forfeited	(72,016)	16.20

Outstanding as of June 30, 2012	1,964,857	$15.40

Expected to vest	1,580,720

*	Out of this, 336,244 RSUs have been net settled on vesting by issuing 229,100 shares (net of minimum tax withholding). Also, 9,036 RSUs have vested in the six months ended June 30, 2012, the shares in respect of which will be issued on December 31, 2013.

During the year ended December 31, 2011, 102,000 RSUs vested, the shares in respect of which will be issued on December 31, 2012.

As of June 30, 2012, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $20,418 which will be recognized over the weighted average remaining requisite vesting period of 2.73 years.

Performance Units

The Company also grants stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

The Company granted PUs, each of which represents the right to receive a common share based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight line basis over the vesting terms and for awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the six months ended June 30, 2012 is set out below:

	Six months ended June 30, 2012
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2012	2,271,724	$15.17	3,247,322
Granted	1,200,000	15.25	1,800,000
Vested	—	—	—
Forfeited	(99,848)	16.61	(131,310)

Outstanding as of June 30, 2012	3,371,876	$15.16	4,916,012

Performance units expected to vest	3,086,397

During the year ended December 31, 2011, PUs vested at 128.9% (214,880 shares). Shares in respect of these vested PUs will be issued on December 31, 2012.

As of June 30, 2012, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $27,061 which will be recognized over the weighted average remaining requisite vesting period of 1.94 years.

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

For the August 2010 performance grant made to the Company’s former CEO, who assumed the role of Non-Executive Vice-Chairman as of June 17, 2011, in addition to the modification made to the performance metrics from revenue and EBITDA growth to revenue and adjusted operating income growth, because the award vests based on annual performance targets whereas the awards to the employees vest based on average performance over three years, revision has been made to the performance targets in order to make the performance targets consistent with performance unit grants made to employees in the first quarter of 2011.

	Original Performance Target		Modified Performance Target
Performance Level	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation Growth
Outstanding	20.0%	20.0%	17.0%	16.0%
Target	15.0%	15.0%	12.5%	12.5%
Threshold	10.0%	10.0%	8.0%	7.0%

As of the date of the above modifications, incremental compensation cost of $4,109 was determined which is to be recognized over a period of 21.5 months starting from March 2011 to December 31, 2012.

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

During the six months ended June 30, 2011 and 2012, common shares issued under ESPP were 23,579 and 44,916, respectively.

The ESPP was considered non compensatory under the FASB guidance on Compensation-Stock Compensation through the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the six months ended June 30, 2011 and 2012 was $40 and $77, respectively, and for the three months ended June 30, 2011 and 2012, was $22 and $39, respectively and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per share. Basic and diluted earnings per common share give effect to the change in the number of common shares of the Company. The calculation of earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, common shares to be issued under the ESPP and performance units have been included in the computation of diluted net earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 7,337,228 and 6,407,134 for the six months ended June 30, 2011 and 2012, respectively and was 6,894,891 and 6,246,826 for the three months ended June 30, 2011 and 2012, respectively.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Net income available to Genpact Limited common shareholders	$39,009	$61,100	$75,129	$99,640
Weighted average number of common shares used in computing basic earnings per common share	221,297,842	223,182,251	221,153,301	222,996,243
Dilutive effect of stock based awards	4,848,546	4,698,176	4,691,538	4,680,427

Weighted average number of common shares used in computing dilutive earnings per common share	226,146,388	227,880,427	225,844,839	227,676,670

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.18	$0.27	$0.34	$0.45
Diluted	$0.17	$0.27	$0.33	$0.44

13. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees, and short-term loans. As of June 30, 2011 and 2012, the limits available were $17,417 and $17,212, respectively out of which $3,990 and $3,500 were utilized, representing non funded drawdowns.

(b)	Fund-based and non-fund based revolving credit facilities of $260,000 for operational requirements acquired in May 2011 as stated in note 14 below. This was initially used for the acquisition of Headstrong Corporation. As of June 30, 2011 and 2012, a total of $259,000 and $259,299, respectively, was utilized, representing funded drawdowns of $252,000 and $251,000 and non-funded drawdowns of $7,000 and $8,299 respectively. As of June 30, 2011 and 2012, the funded drawdowns bear interest rates of 1.89650% and 1.89525%, respectively, which are determined based on LIBOR plus a margin. Indebtedness under these facilities is secured by certain assets. The agreement governing these facilities contains certain covenants including a restriction on further indebtedness of the Company.

14. Long-term debt

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Long-term debt (Continued)

The outstanding term loan net of debt amortization expense of $1,527, which bears interest of 2.11585% LIBOR plus a margin (depending on the Company’s leverage), was $88,473 as of June 30, 2012. Indebtedness under the term loan agreement is secured by certain assets, and the agreement contains certain covenants including a restriction on further indebtedness of the Company. The amount outstanding as of June 30, 2012 will be repaid over four years through semi-annual repayments of $15,000, which commenced six months from the initial drawdown of May 3, 2011.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year	Amount
Six months ending December 31, 2012	$14,542
2013	29,334
2014	29,651
2015	14,946

$88,473

15. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Personnel expenses	$168,132	$195,087	$311,873	$380,638
Operational expenses	72,527	78,054	130,087	146,029
Depreciation and amortization	13,371	12,081	26,557	24,020

	$254,030	$285,222	$468,517	$550,687

16. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Personnel expenses	$59,438	$79,556	$106,958	$150,496
Operational expenses	25,276	32,475	43,418	64,402
Depreciation and amortization	2,010	2,222	3,789	4,360

	$86,724	$114,253	$154,165	$219,258

17. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Other operating (income) expense	$(800)	$(801)	$(1,756)	$(1,513)
Impairment of capital work in progress / property, plant and equipment	1,465	—	1,465	—

Other operating (income) expense, net	$665	$(801)	$(291)	$(1,513)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

18. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Interest income	$3,605	$2,385	$7,163	$5,510
Interest expense	(1,934)	(3,406)	(2,599)	(6,965)
Other income	1,355	322	1,560	632

Other income(expense), net	$3,026	$(699)	$6,124	$(823)

19. Income taxes

As of December 31, 2011, the Company had unrecognized tax benefits amounting to $23,712, including an amount of $23,551 that, if recognized, would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2012 to June 30, 2012:

Opening balance as on January 1, 2012	$23,712
Decrease related to prior year tax positions	(65)
Increase related to prior year tax positions, including recorded against goodwill	200
Decrease related to settlement with tax authorities	(2,492)
Effect of exchange rate changes	(1,022)

Closing balance as on June 30, 2012	$20,333

The unrecognized tax benefits as of June 30, 2012 include an amount of $20,187 that, if recognized, would impact the effective tax rate. As of December 31, 2011 and June 30, 2012, the Company has accrued approximately $2,536 and $2,442, respectively, in interest relating to unrecognized tax benefits.

20. Related party transactions

The Company has entered into related party transactions with GE and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein). During the current period, GE owned less than 5.0% of the outstanding shares and is no longer considered a related party. The Company has also entered into related party transactions with its non-consolidating affiliates, a customer in which one of the Company’s directors has a controlling interest and a customer which has a significant interest in the Company.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Related party transactions (Continued)

For the six months ended June 30, 2011, the Company recognized net revenues from GE of $235,411 representing 32% of the consolidated total net revenues.

For the three months ended June 30, 2011, the Company recognized net revenues from GE of $122,629 representing 31% of the consolidated total net revenues.

For the six months ended June 30 2011 and 2012, the Company recognized net revenues of $157 and $227, respectively, and for the three months ended 30 June 2011 and 2012, the Company recognized net revenues of $81 and $115, respectively, from a customer in which one of the Company’s directors has a controlling interest.

For the six months ended June 30 2011 and 2012, the Company recognized net revenues of $176 and $90, respectively, and for the three months ended 30 June 2011 and 2012, the Company recognized net revenues of $73 and $47, respectively, from a customer which has a significant interest in the Company.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the six months ended June 30, 2011, cost of revenue, net of recovery, included an amount of $2,067 and for the three months ended June 30, 2011, cost of revenue, net of recovery, included amounts of $756 relating to services procured from GE. Cost of revenue from services also include training and recruitment cost of $357 and $1,084 for the six months ended June 30, 2011 and 2012, respectively, and $124 and $529, for the three months ended June 30, 2011 and 2012, respectively, from its non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the six months ended June 30, 2011, selling, general and administrative expenses, net of recovery, included amounts of $282, and for the three months ended June 30, 2011, selling, general and administrative expenses, net of recovery, included amounts of $100, relating to services procured from GE. For the six months ended June 30, 2011 and 2012, selling, general, and administrative expenses also include training and recruitment cost and cost recovery, net of $4 and $210, respectively, and for the three months ended June 30, 2011 and 2012, selling, general, and administrative expenses also include training and recruitment cost and cost recovery, net of $15 and $102, respectively, from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the six months ended June 30, 2011 , income from these services was $(1,100), and for the three months ended June 30, 2011, income from these services was ($587).

Interest expense

The Company incurred an interest expense on finance lease obligations from GE. For the six months ended June 30, 2011, the interest expense relating to such related party debt amounted to $191, and for the three months ended June 30, 2011, interest expense relating to such related party debt amounted to $88.

Investment in equity affiliate

During the six months ended June 30, 2011 and 2012, the Company has made an investment of $0 and $205, respectively, in its non-consolidating affiliates and for the three months ended June 30, 2011 and 2012, the Company has made an investment of $0 and $0, respectively, in its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

21. Commitments and contingencies

Capital commitments

As of December 31, 2011 and June 30, 2012, the Company has committed to spend $9,694 and $11,374, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding Bank guarantees amounting to $10,866 and $11,799 as of December 31, 2011 and June 30, 2012, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

Other commitments

The Company’s business process Delivery Centers in India are 100% Export Oriented units or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duties, central excise duties, levies, and liquidated damages, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

22. Subsequent events

On July 9, 2012, the Company entered into a definitive agreement to acquire Triumph Engineering Corporation (“Triumph”) for cash consideration of $3,600, subject to adjustment for closing date working capital and indebtedness. The agreement also provides for additional deferred consideration and contingent earn-out consideration. Triumph is a U.S. based provider of engineering services to the aviation, energy, and oil and gas industries.

On August 1, 2012, the Company announced a special cash dividend to all shareholders of $2.24 per common share, or approximately $500,000 in the aggregate. This dividend will be funded through a combination of balance sheet cash and incremental debt expected to be raised from institutional lenders. Declaration and payment of the dividend is subject to the receipt of financing by the Company on satisfactory terms.

On August 1, 2012, the Company announced that affiliates of Bain Capital Partners have agreed to purchase approximately 67,750,678 common shares of the Company from affiliates of General Atlantic and Oak Hill Capital Partners for $14.76 per share, or approximately $1,000,000. Closing of this transaction will take place after the payment to all shareholders, including General Atlantic and Oak Hill Capital Partners, of the announced dividend of $2.24 per share.

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

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in this Quarterly Report and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political or economic instability in countries where we have operations;

•	worldwide political, economic or business conditions;

•	political, economic or business conditions where our clients operate;

•	expected spending on business process and information technology services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our relative dependence on GE;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	increases in wages in locations in which we have operations;

•	our ability to obtain the financing required to pay the special cash dividend and the terms of the financing;

•	restrictions on visas for our employees traveling to North America and Europe;

•	our ability to maintain pricing and asset utilization rates;

•

fluctuations in exchange rates between U.S. dollars, euros, U.K. pounds sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupees, Australian dollars, Philippines peso, Guatemala quetzal, Mexican peso, Moroccan dirham, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian Real, Swiss Franc, Swedish krona, Danish krone, Thai baht, Kenyan Shilling, Czech Koruna, and Canadian dollars;

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

Overview

We are a global leader in business process management and technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across their enterprise. We believe our Smart Enterprise Processes (SEPSM) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, our 58,500+ professionals around the globe deliver services to more than 600 clients from a network of 70 delivery centers across 18 countries supporting more than 30 languages.

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

We have approximately 58,600 employees with operations in eighteen countries. In the second quarter of 2012, we had net revenues of $467.6 million, of which 73.0% was from clients other than GE, which we refer to as Global Clients.

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

On August 1, 2012, we announced that affiliates of Bain Capital Partners have agreed to purchase approximately 68 million common shares of the Company currently owned by affiliates of General Atlantic and Oak Hill Capital Partners for $14.76 per share, or approximately $1.0 billion, representing approximately 30% of the Company’s outstanding shares. Closing of this transaction will take place after payment to all shareholders, including General Atlantic and Oak Hill Capital Partners, of the special dividend of $2.24 per share described below. Following the closing, affiliates of General Atlantic and Oak Hill Capital Partners will own approximately 10% of the Company’s outstanding shares.

Special Dividend

On August 1, 2012, we announced our intention to pay a special cash dividend to all our shareholders of $2.24 per common share, or approximately $500.0 million in the aggregate. This dividend is intended to be funded through a combination of balance sheet cash and incremental debt expected to be raised from institutional lenders. Declaration and payment of the dividend is subject to the receipt of financing by the Company on satisfactory terms.

Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities or other assets as consideration.

Subsequent to the end of the second quarter of 2012, we entered into a definitive agreement to acquire Triumph Engineering Corporation (“Triumph”), a U.S. based provider of engineering services to the aviation, energy, and oil and gas industries, for cash consideration of $3.6 million, subject to adjustment for closing date working capital and indebtedness. The agreement also provides for an additional deferred consideration and contingent earn-out consideration.

On May 14, 2012, we entered into a definitive agreement to acquire Atyati Technologies Private Limited (“Atyati”), a provider of cloud-hosted technology platform for the rural banking sector in India, for cash consideration of $17.6 million subject to adjustment for closing date cash and net working capital. As of June 30, 2012, the acquisition of Atyati has not yet been consummated due to the non-fulfillment of certain closing conditions specified in the acquisition agreement.

On April 25, 2012, we acquired Accounting Plaza B.V. (“Accounting Plaza”), a provider of finance and accounting, human resources, and PeopleSoft ERP services, for cash consideration of $38.7 million subject to adjustments based on transfer of pension funds, underfunding in pension funds, and sellers warranty breaches including certain other transactions and transaction costs. As of June 30, 2012, the purchase consideration for the acquisition is pending finalization of such adjustments. There are no contingent consideration arrangements in connection with the acquisition. The acquisition of Accounting Plaza was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the preliminary allocation of the preliminary estimated purchase consideration based on the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition:

(dollars in millions)
Preliminary estimated purchase consideration	$38.6
Acquisition related costs included in selling, general and administrative expenses	0.4
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1.7
Current assets	11.3
Tangible fixed assets	2.0
Intangible assets	13.1
Deferred tax asset/ (liability), net	(2.7)
Other non-current assets	1.0
Current liabilities	(9.1)
Other liabilities	(4.2)
Total identifiable net assets acquired	$13.1
Goodwill	25.4
Total	$38.6

In October 2011, we acquired Empower Research, LLC (“Empower”), an integrated media and business research company for cash consideration of $17.1 million and a contingent earn-out payment ranging from $0 to $7.7 million based on gross profit to be generated in 2012. The acquisition of Empower was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition:

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

In August 2011, we acquired a 72.8% membership interest in High Performance Partners LLC (“HPP”) and thereby increased our membership interest from 27.2% to 100%, making HPP a wholly owned subsidiary. We acquired the 72.8% membership interest for contingent earn-out consideration ranging from $0 to $16 million (based on earnings before interest, taxes, depreciation, and Amortization (EBITDA) levels generated in the 42 months following the acquisition, free cash flows generated, the successful completion of certain sale transactions, and revenue generated by our existing business that utilizes HPP technology), which had an estimated fair value of $6.4 million at the acquisition date. The acquisition of HPP was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations. We re-measured the existing membership interest of 27.2%, which was previously being accounted for as an equity method investment, to its acquisition date fair value and accordingly recognized a non-cash gain of $0.02 million in the quarter ended September 30, 2011.

The following table summarizes the consideration to acquire HPP, the amounts of identified assets acquired and liabilities assumed as of the acquisition date, and the fair value of our existing investment in HPP as of the acquisition date:

(dollars in millions)
Acquisition date fair value of contingent consideration	$6.4
Acquisition date fair value of the Company’s investment in HPP held before the business combination	1.3

Total	$7.7
Recognized amounts of identifiable assets acquired and liabilities assumed
Intangible assets	$1.9
Current liabilities	(0.1)

Total identifiable net assets assumed	$1.8
Goodwill	6.0

Total	$7.7

In July 2011, we acquired Nissan Human Information Services Co. Ltd., a Japanese company (“NHIS”), which provides human resource services, for cash consideration of $2.0 million. Following the acquisition, NHIS was renamed Genpact Japan Services Co., Ltd. The acquisition of NHIS was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition:

(dollars in millions)
Cash and cash equivalents	$0.3
Current assets	5.6
Tangible fixed assets, net	0.7
Intangible assets	0.5
Deferred tax assets, net	0.3
Other non-current assets	0.02
Current liabilities	(5.4)
Goodwill	0.01

Total	$2.0

In May 2011, we acquired Headstrong Corporation (“Headstrong”), a global provider of comprehensive consulting and IT services with a specialized focus in capital markets and healthcare, for cash consideration of $550.0 million subject to adjustment based on closing date net working capital, funded indebtedness, seller expenses and cash and cash equivalents balances. The acquisition was funded with a combination of cash on hand and borrowings under a new credit facility.

The acquisition has been accounted for in the second quarter of 2011 under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Headstrong were recorded at fair value as of the date of the acquisition. During the current period, the fair value of assets and liabilities recorded as at the date of acquisition has been adjusted with a corresponding adjustment to goodwill for measurement period adjustments. The following table summarizes the final allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed as a result of the Headstrong acquisition:

(dollars in millions)
Cash consideration	$565.0
Acquisition related costs included in selling, general and administrative expenses	5.6
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25.8
Current assets	62.1
Tangible fixed assets	14.6
Intangible assets	91.0
Deferred tax assets, net	21.7
Other non-current assets	12.0
Current liabilities	(42.8)
Long term liabilities	(6.3)

Total identifiable net assets acquired	$178.2
Goodwill	386.8

Total	$565.0

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made during the measurement period to the amounts initially recorded (measurement period adjustments).

	(dollars in millions)
	Amounts recognized as of Acquisition Date (Provisional)	Measurement Period Adjustments	Amounts recognized as of Acquisition Date (Final)
Cash and Cash equivalents	$25.8	—	$25.8
Net assets acquired, other than cash and cash equivalents	149.3	3.1	152.4
Goodwill	390.0	(3.2)	386.8

Total purchase price	$565.1	$(0.1)	$565.0

In March 2011, we acquired Akritiv Technologies Inc. (“Akritiv”), a provider of cloud-based order-to-cash technology solutions with domain expertise in providing “Software As A Service” solutions for working capital optimization, for cash consideration of $1.6 million and contingent consideration with an estimated fair value of $1.7 million. The acquisition of Akritiv was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition:

(dollars in millions)
Net assets and liabilities	$(0.2)
Other intangible assets	0.6
Goodwill	3.0
Deferred tax liabilities, net	(0.1)

$3.3

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Item 1—“Financial Statements” above and Part-II Item-7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth certain data from our income statement for the three months and six months ended June 30, 2011 and 2012.

					% Change
					Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2011	2012	2011	2012	2012 Vs. 2011	2012 Vs. 2011
	(dollars in millions)		(dollars in millions)
Net revenues—GE	$122.6	$126.2	$235.4	$242.1	2.9%	2.8%
Net revenues—Global Clients	275.0	341.4	492.8	661.0	24.2%	34.1%

Total net revenues	397.6	467.6	728.2	903.1	17.6%	24.0%

Cost of revenue	254.0	285.2	468.5	550.7	12.3%	17.5%
Gross profit	143.6	182.4	259.7	352.4	27.0%	35.7%
Gross profit Margin %	36.1%	39.0%	35.7%	39.0%
Operating expenses
Selling, general and administrative expenses	86.7	114.3	154.2	219.3	31.7%	42.2%
Amortization of acquired intangible assets	5.1	5.8	8.2	11.1	12.6%	34.8%
Other operating (income) expense, net	0.7	(0.8)	(0.3)	(1.5)	220.5%	419.9%

Income from operations	51.1	63.2	97.6	123.6	23.7%	26.7%
Income from operations % of Net revenues	12.8%	13.5%	13.4%	13.7%
Foreign exchange (gains) losses, net	(1.1)	(22.0)	(2.7)	(18.3)	1,844.9%	578.8%
Other income (expense), net	3.0	(0.7)	6.1	(0.8)	(123.1)%	(113.4)%

Income before Equity-method investment activity, net and income tax expense	55.2	84.4	106.4	141.1	52.9%	32.6%
Equity-method investment activity, net	0.1	0.0	0.3	0.0	(90.3)%	(90.3)%

Income before income tax expense	55.1	84.4	106.1	141.1	53.3%	32.9%
Income tax expense	14.4	21.6	27.5	38.0	50.7%	38.3%

Net Income	40.7	62.8	78.6	103.1	54.2%	31.0%
Net income attributable to noncontrolling interest	1.7	1.7	3.5	3.4	(1.3)%	(2.8)%

Net income attributable to Genpact Limited shareholders	$39.0	$61.1	$75.1	$99.6	56.6%	32.6%

Net income attributable to Genpact Limited shareholders % of Net revenues	9.8%	13.1%	10.3%	11.0%

“Net revenues-Global Clients” disclosed above includes revenues earned from Carnation Auto, a client in which one of our directors has a controlling interest, and General Atlantic, another client which is a significant shareholder in the Company.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net revenues. Our net revenues increased by $70.0 million, or 17.6%, in the second quarter of 2012 to $467.6 million up from $397.6 million in the second quarter of 2011. Our growth in net revenues was primarily due to an increase in business process management services and information technology services for Global Clients as well as the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. Our average headcount increased by 20.4% to approximately 55,400 in the second quarter of 2012 from approximately 46,000 in the second quarter of 2011. Our revenue per employee was approximately $33.9 thousand in the second quarter of 2012 compared to approximately $35.0 thousand in the second quarter of 2011.

Revenues from business process management services as a percentage of total net revenues decreased to 76.0% in the second quarter of 2012 from 78.1% in the second quarter of 2011. Revenues from business process management services grew 14.3% to $355.2 million in the second quarter of 2012 from $310.6 million in the second quarter of 2011, primarily led by growth in revenues from Global Clients including revenues from the acquisition of Accounting Plaza. Revenues from our information technology business increased by $25.4 million, or 29.3%, in the second quarter of 2012 compared to the second quarter of 2011, primarily driven by the acquisition of Headstrong and growth in information technology services for Global Clients. Excluding Headstrong, information technology services revenues grew by 19.8% in the second quarter of 2012. As a percentage of net revenues, revenue from our information technology business increased to 24.0% in the second quarter of 2012 up from 21.9% in the second quarter of 2011.

Net revenues from GE increased by $3.6 million, or 2.9%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2011, revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for the part of the year prior to their divesture by GE and as Global Clients net revenues following their divesture by GE. GE revenues for the second quarter of 2012 increased by 3.2% over the second quarter of 2011, after excluding such dispositions by GE in 2011. This increase was driven by growth in business process and information technology service offerings across GE businesses and was partially offset by deletions and price reductions in certain statements of work, or SOWs. As a result of higher growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 30.8% in the second quarter of 2011 to 27.0% in the second quarter of 2012.

Net revenues from Global Clients increased by $66.4 million, or 24.2%, compared to the second quarter of 2011. 38.8% of the increase in net revenues from Global Clients was attributable to the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. $17.1 million, or 25.8%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. $16.4 million, or 24.6%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, hospitality, pharmaceutical, and healthcare industries. The balance of the increase in net revenues from Global Clients was from clients in the manufacturing and auto industries. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $0.3 million as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 69.2% in the second quarter of 2011 to 73.0% in the second quarter of 2012.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Three Months Ended June 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$168.1	$195.1	16.0%
Operational expenses	72.5	78.1	7.6
Depreciation and amortization	13.4	12.1	(9.6)

Cost of revenue	$254.0	$285.2	12.3%

Cost of revenue as a percentage of total net revenues	63.9%	61.0%

Cost of revenue increased by $31.2 million, or 12.3%. This increase in cost of revenue was primarily attributable to higher personnel and operational expenses as a result of the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012 as well as the general growth of our business.

Two-thirds of the increase in cost of revenue relates to the acquisitions of Headstrong and Accounting Plaza. The remaining increase in cost of revenue was due to an increase in personnel expenses resulting from increased headcount and wage inflation. This increase in cost of revenue was partially offset by depreciation of the Indian rupee against the U.S. dollar in the second quarter of 2012 compared to the second quarter of 2011 and lower growth in the number of operations personnel resulting in reduced allocation to cost of revenue. As a result, our cost of revenue as a percentage of net revenues decreased from 63.9% in the second quarter of 2011 to 61.0% in the second quarter of 2012.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $27.0 million, or 16.0%. 58.8% of the increase in personnel expenses relates to the acquisitions of Headstrong and Accounting Plaza. Our average operational headcount, other than related to such acquisitions, increased by approximately 4,800 employees, or 12.3%, in the second quarter of 2012 compared to the second quarter of 2011. The increase in personnel expenses was also due to hiring new employees to manage growth and overall wage inflation. In addition, revenues from our re-engineering, analytics and risk consulting business, which has higher compensation and benefit costs, increased faster than revenues from other businesses and the increase in costs for such businesses was in line with the increase in revenues. As a result, personnel expenses as a percentage of net revenues decreased from 42.3% in the second quarter of 2011 to 41.7% in the second quarter of 2012.

Operational expenses increased by $5.5 million, or 7.6%. 88.9% of the increase in operational expenses was due to the acquisitions mentioned above. The balance of the increase in operational expenses in the second quarter of 2012 was attributable to higher facility and infrastructure costs as a result of the expansion of our infrastructure and IT related facilities in India, China and Philippines, business related travel, and other expenses. This increase was offset by a decline in charges recoverable from clients, foreign exchange volatility as described above, and reduced allocation to cost of revenue due to lower growth in operations personnel in the second quarter of 2012. As a result, the operational expenses as a percentage of net revenues decreased from 18.2% in the second quarter of 2011 to 16.7% in the second quarter of 2012.

Depreciation and amortization expenses as a component of cost of revenue decreased by $1.3 million, or 9.6%. This decrease was due to reduced allocation to cost of revenue and the foreign exchange volatility as described above and was partially offset by the acquisition of Accounting Plaza in second quarter of 2012. As a result, as a percentage of net revenues, depreciation and amortization expenses declined to 2.6% in the second quarter of 2012 from 3.4% in the second quarter of 2011.

As a result of the foregoing, our gross profit increased by $38.8 million, or 27.0%, and our gross margin increased from 36.1% in the second quarter of 2011 to 39.0% in the second quarter of 2012.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Three Months Ended June 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$59.4	$79.6	33.8%
Operational expenses	25.3	32.5	28.5
Depreciation and amortization	2.0	2.2	10.6

Selling, general and administrative expenses	$86.7	$114.3	31.7%

SG&A as a percentage of total net revenues	21.8%	24.4%

Selling, general and administrative expenses, or SG&A expenses, increased by $27.5 million, or 31.7%. Approximately one quarter of the increase in SG&A expenses was due to the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. $6.2 million, or 22.5%, of the increase in selling, general and administrative expenses relates to consultancy and legal fees including fees related to an anticipated change of shareholding and the proposed refinancing, travel and living expenses, higher facility and infrastructure related expenses, communication and other expenses. The increase in selling, general and administrative expenses was also due to higher allocation of cost due to lower growth in the number of operations personnel in the second quarter of 2012. The remaining increase in selling, general and administrative expenses was due to an increase in personnel expenses on account of increased headcount and wage inflation and was partially offset by the depreciation of the Indian rupee against the U.S. dollar in the second quarter of 2012 compared to the second quarter of 2011. As a result, as a percentage of net revenues, SG&A expenses increased from 21.8% in the second quarter of 2011 to 24.4% in the second quarter of 2012.

Personnel expenses increased by $20.1 million, or 33.8%. This increase in personnel expenses was as a result of increases in business development expenses due to hiring more experienced and higher cost employees, the above mentioned acquisitions, and general wage inflation. In addition, the increase in personnel expenses was also attributable to an increase in stock based compensation, which increased from $4.3 million in the second quarter of 2011 to $7.9 million in the second quarter of 2012. The increase in stock based compensation was primarily related to restricted stock unit grants issued in 2011 and performance stock unit grants issued in 2012. In addition, stock based compensation costs were lower in the second quarter of 2011 due to adjustments made for higher forfeitures. As a percentage of net revenues, personnel expenses increased from 14.9% in the second quarter of 2011 to 17.0% in the second quarter of 2012.

The operational expenses component of SG&A expenses increased by $7.2 million, or 28.5%. Approximately 35.5% of the increase in operational expenses relates to higher facility and infrastructure related expenses, including higher allocation to SG&A expenses as described above, and communication and other expenses. In addition, approximately one quarter of the increase in operational expenses was due to consultancy and legal fees for an anticipated change of shareholding and the proposed refinancing. The increase in operational expenses was also due to the acquisitions of Headstrong and Accounting Plaza, which contributed 13.0% of the increase in operational expenses. The balance of the increase in operational expenses was attributable to higher travel and living expenses due to increased travel by sales personnel but was partially offset by foreign exchange volatility as described above. As a result, operational expenses as a percentage of net revenues increased from 6.4% in the second quarter of 2011 to 6.9% in the second quarter of 2012.

Depreciation and amortization expenses as a component of SG&A expenses increased by $0.2 million to $2.2 million in the second quarter of 2012. This increase in depreciation and amortization expenses was due to higher allocation to SG&A expenses as described above and the acquisition of Accounting Plaza in the second quarter of 2012.

Amortization of acquired intangibles. In the second quarters of 2011 and 2012, we continued to incur amortization charges of $5.1 million and $5.8 million, respectively. As a result of the acquisitions of Headstrong and Accounting Plaza, amortization of acquired intangibles increased by $1.1 million, which was partially offset by a $0.5 million decline in the amortization of acquired intangibles resulting from the 2004 reorganization when we began operating as an independent company. In each case, the amortization was consistent with the applicable amortization method and estimated useful life.

Other operating (income) expense, net. Other operating income consisting of income from shared services with GE for use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, increased to $0.8 million of income in the second quarter of 2012 compared to a $0.7 million loss in the second quarter of 2011. The loss in the second quarter of 2011 was due to the impairment of certain capital work-in-progress items, which was a non-recurring event. We do not recognize shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs arising from shared services are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $12.1 million to $63.2 million in the second quarter of 2012. As a percentage of net revenues, income from operations increased from 12.8% in the second quarter of 2011 to 13.5% in the second quarter of 2012.

Foreign exchange (gains) losses, net. We recorded a foreign exchange gain of $22.0 million in the second quarter of 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from depreciation of the Indian rupee against the U.S. dollar in the second quarter of 2012. This compares with a foreign exchange gain of $1.1 million in the second quarter of 2011.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three Months ended June 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
Interest income	$3.6	$2.4	(33.9)%
Interest expense	(1.9)	(3.4)	76.1
Other income	1.4	0.3	(76.2)

Other income (expense), net	$3.0	$(0.7)	(123.1)%

Other income (expense), net as a percentage of total net revenues	0.8%	(0.1)%

We recorded interest expense, net of other income, of $0.7 million in the second quarter of 2012 compared to other income, net of interest expense, of $3.0 million in the second quarter of 2011. The change was primarily driven by an increase in interest expense due to borrowings under our new credit facility. As a result of these borrowings, the weighted average rate of interest with respect to outstanding debt under our credit facility increased from 1.8% in the second quarter of 2011 to 2.1% in the second quarter of 2012. The net increase in expenses was also attributable to lower interest income of $2.4 million in the second quarter of 2012 compared to $3.6 million in the second quarter of 2011 after our transfer of surplus funds in the first quarter of 2012 from operating entities to lower interest bearing accounts in U.S, and to interest earned on an income tax refund received in the second quarter of 2011.

Income before equity method investment activity, net, and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net, and income tax expenses increased by $29.2 million. As a percentage of net revenues, income before equity method investment activity, net, and income tax increased from 13.9% in the second quarter of 2011 to 18.1% in the second quarter of 2012.

Equity method investment activity, net. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $29.3 million. As a percentage of net revenues, income before income tax expense increased from 13.9% of net revenues in the second quarter of 2011 to 18.1% of net revenues in the second quarter of 2012.

Income tax expense. Our income tax expense increased from $14.4 million in the second quarter of 2011 to $21.6 million in the second quarter of 2012, representing an effective tax rate of 26.1% in the second quarter of 2012, down from 26.9% in the second quarter of 2011. This decrease was primarily driven by benefits related to the settlement of prior year tax liabilities with various tax authorities and the growth of our operations in low tax and tax-exempt locations, and was offset by the complete sunset of the Indian tax holiday under the STPI regime for remaining exempt locations effective March 31, 2011.

Net income. As a result of the foregoing factors, net income increased by $22.1 million from $40.7 million in the second quarter of 2011 to $62.8 million in the second quarter of 2012. As a percentage of net revenues, our net income increased from 10.2% of net revenues in the second quarter of 2011 to 13.4% of net revenues in the second quarter of 2012.

Net income attributable to noncontrolling interest. The noncontrolling interest was primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest remained constant at $1.7 million for second quarters of 2011 and 2012.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $22.1 million from $39.0 million in the second quarter of 2011 to $61.1 million in the second quarter of 2012. As a percentage of net revenues, our net income increased from 9.8% of net revenues in the second quarter of 2011 to 13.1% of net revenues in the second quarter of 2012.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net revenues. Our net revenues increased by $174.9 million, or 24.0%, in the first half of 2012 to $903.1 million compared to $728.2 million in the first half of 2011. Our growth in net revenues is primarily a result of an increase in Genpact business process management services and information technology services for Global Clients as well as the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. Our average headcount increased by 22.5% to approximately 54,800 employees in the first half of 2012 up from approximately 44,700 employees in the first half of 2011. Our average revenue per employee was approximately $33.4 thousand in the first half of 2012 compared to $34.5 thousand in the first half of 2011.

Revenues from business process management services as a percentage of total net revenues decreased to 75.9% in the first half of 2012 from 82.2% in the first half of 2011. Revenues from business process management grew 14.5% to $685.4 million in the first half of 2012 from $598.7 million in the first half of 2011, primarily led by growth in revenues from Global Clients, including revenues from the acquisition of Accounting Plaza and revenues from Headstrong’s business consulting services. Revenue from our information technology business increased by $88.3 million, or 68.2%, in the first half of 2012 compared to the first half of 2011, primarily driven by the acquisition of Headstrong and growth in information technology services for Global Clients. Excluding Headstrong, information technology services revenues grew by 18.9% in the first half of 2012. As a percentage of net revenues, revenue from our information technology business increased to 24.1% in the first half of 2012 from 17.8% in the first half of 2011.

Net revenues from GE increased by $6.7 million, or 2.8%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2011, revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for the part of the year prior to their divesture by GE and as Global Clients net revenues after their divesture by GE. Revenues from GE for the first half of 2012 increased by 3.1% over the first half of 2011 after excluding such dispositions by GE in 2011. This increase was driven by growth in business process management and information technology service offerings across GE businesses and was partially offset by deletions and price reductions in certain statements of work, or SOWs. As a result of the higher growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 32.3% in the first half of 2011 to 26.8% in the first half of 2012.

Net revenues from Global Clients increased by $168.2 million, or 34.1% compared to the first half of 2011. More than half of the increase in net revenues from Global Clients was attributable to the acquisition of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. $39.4 million, or 23.4% of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, hospitality, pharmaceutical, and healthcare industries. $24.9 million, or 14.8%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. The balance of the increase in net revenues from Global Clients was from clients in the manufacturing and auto industries. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $0.6 million as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 67.7% in the first half of 2011 to 73.2% in the first half of 2012.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Six Months Ended June 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$311.9	$380.6	22.0%
Operational expenses	130.1	146.0	12.3
Depreciation and amortization	26.6	24.0	(9.6)

Cost of revenue	$468.5	$550.7	17.5%

Cost of revenue as a percentage of total net revenues	64.3%	61.0%

Cost of revenue increased by $82.2 million, or 17.5%. This increase in cost of revenue was primarily attributable to higher personnel and operational expenses as a result of the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012 as well as the general growth of our business.

Approximately three quarters of the increase in cost of revenue relates to the acquisitions of Headstrong and Accounting Plaza. $6.4 million, or 7.8%, of the increase in cost of revenue relates to higher facility and infrastructure related expenses, business related travel, communication and other expenses partially offset by decline in charges recoverable from clients. The remaining increase in cost of revenue was due to an increase in personnel expenses on account of increased headcount and wage inflation. This increase in cost of revenue was partially offset by (i) higher realization on our India rupee-U.S. dollar hedges and the depreciation of the Indian rupee against the U.S. dollar in the first half of 2012 compared to the first half of 2011 and (ii) lower growth in the number of operations personnel resulting in reduced allocation to cost of revenue. As a result, our cost of revenue as a percentage of net revenues decreased from 64.3% in the first half of 2011 to 61.0% in the first half of 2012.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $68.8 million, or 22.0%. More than two thirds of the increase in personnel expenses relates to the acquisitions of Headstrong and Accounting Plaza. Our average operational headcount, excluding the acquisitions, increased by approximately 4,600 employees, or 11.8%, in the first half of 2012 compared to the first half of 2011. The increase was also due to hiring new employees to manage growth and overall wage inflation. In addition, revenues from our re-engineering, analytics and risk consulting business, which has higher compensation and benefit costs, increased faster than revenues from our other businesses and the increase in costs for such businesses was in line with the increase in revenues. The increase in cost of revenue was partially offset by foreign exchange volatility as described above. As a result, personnel expenses as a percentage of net revenues decreased from 42.8% in the first half of 2011 to 42.1% in the first half of 2012.

Operational expenses increased by $15.9 million, or 12.3%. Approximately 86.1% of the increase in operational expenses was due to the acquisitions of Headstrong and Accounting Plaza. The balance of the increase in operational expenses in the first half of 2012 were due to higher facility and infrastructure costs as a result of the expansion of our infrastructure and IT related facilities in India, China and Philippines, and to business related travel, communication and other expenses. This increase was partially offset by a decline in charges recoverable from clients, foreign exchange volatility as described above, and reduced allocation to cost of revenue due to lower growth in operations personnel in the first half of 2012. As a result, the operational expenses as a percentage of net revenues decreased from 17.9% in the first half of 2011 to 16.2% in the first half of 2012.

Depreciation and amortization expenses as a component of cost of revenue decreased by $2.5 million, or 9.6%. This decrease was due to reduced allocation to cost of revenue and the foreign exchange volatility as described above, and was partially offset by the acquisitions of Headstrong and Accounting Plaza. As a percentage of net revenues, depreciation and amortization expenses declined to 2.7% in the first half of 2012 from 3.6% in the first half of 2011.

As a result of the foregoing, our gross profit increased by $92.8 million, or 35.7%, and our gross margin increased from 35.7% in the first half of 2011 to 39.0% in the first half of 2012.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Six Months Ended June 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)

Personnel expenses	$107.0	$150.5	40.7%
Operational expenses	43.4	64.4	48.3
Depreciation and amortization	3.8	4.4	15.1

Selling, general and administrative expenses	$154.2	$219.3	42.2%

SG&A as a percentage of total net revenues	21.2%	24.3%

Selling, general and administrative expenses, or SG&A expenses, increased by $65.1 million, or 42.2%. More than one third of the increase in SG&A expenses was due to the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. $17.6 million, or 27.1%, of the increase in selling, general and administrative expenses relates to consultancy and legal fees including fees related to an anticipated change of shareholding and the proposed refinancing, travel and living expenses, higher facility and infrastructure related expenses, communication and other expenses. The increase in selling, general and administrative expenses was also due to higher allocation of cost due to lower growth in the number of operations personnel in the first half of 2012. The balance of the increase in selling, general and administrative expenses was to the result of an increase in personnel expenses due to increased headcount and wage inflation and was partially offset by higher realization on our Indian rupee-U.S. dollar hedges and the depreciation of the Indian rupee against the U.S. dollar in the first half of 2012 compared to the first half of 2011. As a result, as a percentage of net revenues, SG&A expenses increased from 21.2% in the first half of 2011 to 24.3% in the first half of 2012.

Personnel expenses increased by $43.5 million, or 40.7%. This increase in personnel expenses was as a result of increases in business development expenses due to hiring more experienced and higher cost employees, the above mentioned acquisitions, and general wage inflation. In addition, the increase in personnel expenses was also attributable to an increase in stock based compensation, which increased from $6.6 million in the first half of 2011 to $13.5 million in the first half of 2012. The increase in stock based compensation was primarily related to performance and restricted stock grants issued in 2011 and performance stock grants issued in 2012. Our stock based compensation costs were lower in the first half of 2011 due to adjustments made for higher forfeitures. The increase in personnel expenses was partially offset by foreign exchange volatility as described above. As a percentage of net revenues, personnel expenses increased from 14.7% in the first half of 2011 to 16.7% in the first half of 2012.

The operational expenses component of SG&A expenses increased by $21.0 million, or 48.3%. Approximately half of this increase relates to higher facility and infrastructure related expenses, including higher allocation to SG&A expenses as described above, and communication and other expenses. In addition, approximately 11.9% of the increase in operational expenses was due to consultancy and legal fees for an anticipated change of shareholding and the proposed refinancing. The increase in operational expenses was also due to the acquisitions mentioned above, which contributed 18.8% of the increase in operational expenses. The balance of the increase in operational expenses was attributable to higher travel and living expenses due to increased travel by sales personnel and was partially offset by foreign exchange volatility as described above. As a result, operational expenses as a percentage of net revenues increased from 6.0% in the first half of 2011 to 7.1% in the first half of 2012.

Depreciation and amortization expenses as a component of SG&A expenses increased by $0.6 million to $4.4 million in the first half of 2012. This increase in depreciation and amortization expenses was due to higher allocation to SG&A expenses as described above and acquisitions. Depreciation and amortization expenses, as a percentage of net revenues remained constant at 0.5% in the first half of 2011 and 2012.

Amortization of acquired intangibles. In the first half of 2011 and 2012, we incurred amortization charges of $8.2 million and $11.1 million, respectively. As a result of the acquisition of Headstrong, amortization of acquired intangibles increased by $3.2 million, which increase was partially offset by a decline in the amortization of acquired intangibles resulting from the 2004 reorganization when we began operating as an independent company. In each case, the amortization was consistent with the applicable amortization method and estimated useful life.

Other operating (income) expense, net. Other operating income, consisting primarily of income from shared services with GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees, increased to $1.5 million in the first half of 2012 compared to $0.3 million in the first half of 2011. The increase was the result of lower other operating income in the first half of 2011 due to the impairment of certain capital work-in-progress items. We do not recognize the shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs arising from shared services are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $26.0 million to $123.6 million in the first half of 2012. As a percentage of net revenues, income from operations increased from 13.4% in the first half of 2011 to 13.7% in the first half of 2012.

Foreign exchange (gains) losses, net. We recorded a foreign exchange gain of $18.3 million in the first half of 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from the depreciation of the Indian rupee against the U.S. dollar compared to a foreign exchange gain of $2.7 million in the first half of 2011.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Six Months ended June 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011

Interest income	$7.2	$5.5	(23.1)%
Interest expense	(2.6)	(7.0)	167.9
Other income	1.6	0.6	(59.5)

Other income (expense), net	$6.1	$(0.8)	(113.4)%

Other income (expense), net as a percentage of total net revenues	0.8%	(0.1)%

We recorded interest expense, net of other income, of $0.8 million in the first half of 2012 compared to other income, net of interest expense, of $6.1 million in the first half of 2012. The change was primarily driven by an increase in interest expense due to borrowings under our new credit facility. As a result of these borrowings, the weighted average rate of interest with respect to outstanding debt under our credit facility increased from 1.8% in the first half of 2011 to 2.2% in the first half of 2012. The net increase in expenses also resulted from lower interest income of $5.5 million in the first half of 2012 compared to $7.2 million in the first half of 2011 due to the transfer of surplus funds from operating entities to lower interest bearing accounts in the U.S and interest earned on an income tax refund received in the first half of 2011.

Income before equity method investment activity, net, and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net, and income tax expense increased by $34.7 million. As a percentage of net revenues, income before equity method investment activity, net, and income tax expense increased from 14.6% in the first half of 2011 to 15.6% in the first half of 2012.

Equity method investment activity, net. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $34.9 million. As a percentage of net revenues, income before income tax expense increased from 14.6% of net revenues in the first half of 2011 to 15.6% of net revenues in the first half of 2012.

Income tax expense. Our income tax expense increased from $27.5 million in the first half of 2011 to $38.0 million in the first half of 2012, representing an effective tax rate of 27.6% in the first half of 2012, up from 26.8% in first half of 2011. This increase is primarily driven by the complete sunset of the Indian tax holiday under the STPI regime for remaining exempt locations effective March 31, 2011 and was offset by benefits related to the settlement of prior year tax liabilities with various tax authorities and the growth of our operations in low tax and tax-exempt locations.

Net income. As a result of the foregoing factors, net income increased by $24.4 million from $78.6 million in the first half of 2011 to $103.1 million in the first half of 2012. As a percentage of net revenues, our net income increased from 10.8% of net revenues in the first half of 2011 to 11.4% of net revenues in the first half of 2012.

Net income attributable to noncontrolling interest. The noncontrolling interest is primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $3.5 million in the first half of 2011 to $3.4 million in the first half of 2012.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $24.5 million from $75.1 million in the first half of 2011 to $99.6 million in the first half of 2012. As a percentage of net revenues, our net income increased from 10.3% of net revenues in the first half of 2011 to 11.0% in the first half of 2012.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2011 and June 30, 2012 is presented below:

	As of December 31, 2011	As of June 30, 2012	% Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$408.0	$436.3	6.9%
Short term deposits	—	5,249	NM *
Short-term borrowings	252.0	251.0	(0.4)
Long-term debt due within one year	29.0	29.2	0.6
Long-term debt other than the current portion	73.9	59.3	(19.8)
Genpact Limited total shareholders’ equity	$1,433.1	$1,453.6	1.4%

*	Not measurable.

Financial Condition

We finance our operations and our expansion with cash from operations and short-term borrowing facilities.

Our cash and cash equivalents were $436.3 million as of June 30, 2012 up from $408.0 million as of December 31, 2011. Our cash and cash equivalents as of June 30, 2012 were comprised of (a) $153.7 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $148.0 million in deposits with banks to be used for medium term planned expenditure and capital requirements, (c) $134.0 million in U.S. Treasury bills with an original maturity of less than three months and (d) $0.6 million as restricted cash balance.

As of June 30, 2012, $203.1 million of the $436.3 million of cash and cash equivalents was held by our foreign subsidiaries and branch offices. We intend to either permanently reinvest $188.1 million of the cash held by our foreign subsidiaries or repatriate it in a tax-free manner. We have accrued U.S. taxes on the remaining cash of $15.0 million held by one of our foreign subsidiaries and the same can be repatriated to the U.S. without accruing any additional U.S. tax expense.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,		% Change
	2011	2012	Increase/(Decrease)
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$82.0	$132.1	(61.0)%
Investing activities	(495.7)	(84.5)	(82.9)
Financing activities	340.0	(17.5)	105.2

Net increase (decrease) in cash and cash equivalents	$(73.7)	$30.0	(140.7)%

Cash flows from operating activities. Our net cash generated from operating activities was $132.1 million in the first half of 2012 up from $82.0 million in the first half of 2011. This increase in cash flow from operating activities was primarily driven by receipt of a substantial upfront payment of $33.0 million from a large existing client, to fund certain investments to be made, including upgrading facilities, infrastructure and technology used to service that client’s processes. Our net income adjusted for amortization and depreciation and other non-cash items increased by $7.2 million resulting in increased cash flow from operations.

This increase was also on account of an increase in collections of accounts receivables of $7.9 million primarily due to improved receivables management. In addition, there was an increase in liabilities due to the receipt of $12.0 million from the client mentioned above, to be refunded over the next six years if the client meets its specified revenue commitments each year. This increase was partially offset by payments for taxes due primarily on 2011 income and security deposits for new sites.

Cash flows from investing activities. Our net cash used for investing activities was $84.5 million in the first half of 2012 compared to $495.7 million in the first half of 2011. This decrease in net cash used for investing activities was primarily due to the payment of $36.9 million, net of cash acquired, to acquire Accounting Plaza in the first half of 2012 compared to $561.1 million paid for the acquisitions of Headstrong and Akritiv, net of cash acquired, during the first half of 2011. The decrease was partially offset by the proceeds of $77.0 million from sale of U.S. Treasury bills, net of purchases, during the first half of 2011. The decrease was also partially offset by the payments for purchases of property, plant and equipment (net of sale proceeds) of $41.3 million in the first half of 2012 compared to $11.6 million in the first half of 2011 and payments of $6.1 million for short term deposits (net of redemption of deposits) in the first half of 2012.

Cash flows from financing activities. Our net cash used for financing activities was $17.5 million in the first half of 2012, compared to net cash provided by financing activities of $340.0 million in the first half of 2011. This decrease was primarily due to the repayment of $1.0 million of our short term borrowings and $15.0 million of our long term borrowings in the first half of 2012 compared to receipt of proceeds of $252.0 million from short term borrowings (net of repayments) and $95.0 million from long term borrowings (net of repayment of $25.0 million due under the credit agreement terminated in April 2011) in the first half of 2011. In addition, the decrease was due to lower proceeds from the issuance of common shares upon the exercise of employee stock options of $3.8 million in the first half of 2012 compared to $6.0 million in first half of 2011. This decrease was partially offset by payment of $8.3 million in the first half of 2011 for expenses directly relating to the new credit facility entered during the second quarter of 2011.

Financing Arrangements (Credit Facility)

Total long-term debt excluding capital lease obligations was $88.5 million as of June 30, 2012 compared to $102.9 million as of December 31, 2011. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 2.2% for the six months ended June 30, 2012 compared to 1.8% for the six months ended June 30, 2011.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of June 30, 2012, short-term credit facilities available to the Company aggregated $260.0 million, which are under the same agreement as our new long-term debt facility. Out of this, a total of $259.3 million was utilized, representing a funded drawdown of $251.0 million and non-funded drawdown of $8.3 million. In addition, we have fund-based and non-fund-based credit facilities of $17.2 million with banks for operational requirements, out of which a total of $3.5 million representing a non-funded drawdown was utilized.

In the third quarter of 2012, we plan to obtain a new credit facility on terms satisfactory to the Company of approximately $925.0 million consisting of a $250.0 million revolving credit facility and a term loan of $675.0 million from U.S. institutional lenders which will replace our existing credit facility. We plan to utilize the full term loan and partial revolving credit facility to finance the special dividend and repay the existing long term and short term debt. The balance may be utilized for pursuing growth opportunities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2012:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$251.0	$251.0	$—	$—	$—
Long-term debt	88.5	29.2	59.3	—	—
Capital leases	3.3	1.4	1.4	0.5	—
Operating leases	156.2	31.8	53.8	54.0	16.6
Purchase obligations	14.1	14.1	—	—	—
Capital commitments net of advances	11.4	11.4	—	—	—
Contingent Consideration Fair Value	15.9	1.6	14.2	—	—
Other long-term liabilities	279.4	95.7	136.8	46.9	—

Total contractual cash obligations	$819.7	$436.1	$265.5	$101.4	$16.6

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part-II Item-7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax expense and cash tax liability in the future could be adversely affected by numerous factors, including, but not limited to, changes in tax laws, regulations, accounting principles or interpretations and the potential adverse outcome of tax examinations and pending tax-related litigation. Changes in the valuation of deferred tax assets and liabilities, which may result from a decline in our profitability or changes in tax rates or legislation, could have a material adverse effect on our tax expense.

The Government of India may assert that certain of our clients have a “permanent establishment” in India by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

The Government of India had served notice on the Company about its potential liability, as a representative assessee of GE, for Indian tax upon GE’s 2004 transfer of shares of a predecessor of the Company. GE challenged the positions of the Government of India in the Delhi High Court, naming Genpact India (one of our subsidiaries) as a necessary party but without seeking relief against Genpact India. We believe that if Indian tax were due upon that transfer, it could not be successfully asserted against us as a representative assessee. Moreover, GE is obligated to indemnify us for any tax on its 2004 transfer of shares. On August 12, 2011, the Delhi High Court ruled that Genpact India cannot be held to be a representative assessee in this transaction. The tax authorities have filed an appeal with the Supreme Court of India against this ruling, which is pending.

In respect of certain of our transactions, including our global acquisitions (which included subsidiaries organized under Indian law or owning assets located there), the sale of our shares in our initial public offering or otherwise by our existing significant shareholders or certain internal reorganizations, the Indian tax authorities may argue that Indian tax is chargeable in as much as the indirect transfer of Indian subsidiaries in connection with those transactions, respectively, is involved and may seek to impose tax on us directly or as a withholding agent or representative assessee of the sellers.

On January 20, 2012, the Indian Supreme Court ruled in the case of Vodafone International Holdings B.V. that an indirect transfer of shares in an Indian company (through transfer of an overseas company) could not be taxed in India and accordingly would not be subject to Indian withholding tax requirements. On May 28, 2012, the Government of India enacted legislation purporting to clarify the intent of existing tax law (and hence the law applicable in prior periods) to tax “all income accruing or arising, whether directly or indirectly, through or from any business connection in India, or through or from any property in India, or through or from any asset or source of income in India, or through the transfer of a capital asset situate in India”. The legislation also provides that an “asset or a capital asset being any share or interest in a company or entity registered or incorporated outside India shall be deemed to be and shall always be deemed to have been situated in India, if the share or interest derives, directly or indirectly, its value substantially from the assets located in India”. Public commentary on the legislation, including statements by various officials of the Government of India, has suggested that the legislation was intended to allow for taxation of indirect transfer of shares in an Indian company, possibly with retrospective effect. The full implications and scope of this legislation, and how its provisions will be interpreted and applied are presently unclear, but arguably could apply to certain transactions involving the Company as noted above.

Furthermore, the Government of India, the United States or other jurisdictions could enact new tax legislation, including anti-avoidance provisions, which would have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to repatriate surplus earnings from our Delivery Centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate or the cost of our services to our clients, or impose additional levels of tax upon us, any of which could have a material adverse effect on our business, results of operations and financial condition. The legislation enacted by the Government of India referred to above includes new anti-avoidance provisions. The new anti-avoidance provisions will not be implemented until April 1, 2013. The full implications, scope and applicability of the new anti-avoidance provisions are presently unclear.

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

On August 1, 2012, the Company announced that an affiliate of Bain Capital Investors, LLC, or the New Investor, has agreed, subject to satisfaction of various conditions, to purchase from affiliates of General Atlantic and Oak Hill approximately 68 million of our common shares, representing approximately 30% of our outstanding common shares. Assuming consummation of that transaction, which is expected to occur in the fourth quarter of 2012, affiliates of General Atlantic and Oak Hill will together continue to beneficially own approximately 10% of our outstanding common shares. We have entered into a shareholder agreement with the New Investor that will become effective upon the closing of its share purchase that would grant the New Investor the right after 30 months of the closing of its share purchase, subject to certain conditions and with certain exceptions, to require us to file registration statements covering all of the common shares which it owns or to include those common shares in registration statements that we may file for ourselves.

Following their registration and sale under the applicable registration statement, those shares sold by the New Investor will become freely tradable. In addition, while the affiliates of General Atlantic and Oak Hill will no longer have the registration rights described above following the New Investor’s share purchase, these affiliates will generally be able to sell their remaining common shares following the consummation of the share purchase. Sales of a large number of common shares by the New Investors or the affiliates of General Atlantic and Oak Hill could cause the price of our common shares to decline. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common shares.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common shares, other than dividends paid by our predecessor company to GE in 2004. However, on August 1, 2012, we announced our intention, subject to receipt of financing on satisfactory terms, to declare a special cash dividend of $2.24 per share, or approximately $500 million in the aggregate, which we anticipate will be paid prior to the end of the third quarter of 2012. Apart from our intent to pay this special dividend, for the foreseeable future, we do not anticipate paying any further cash dividends on our common shares. Our ability to pay dividends will also continue to be subject to restrictive covenants contained in credit facility agreements governing indebtedness we and our subsidiaries have incurred or may incur in the future, including the credit facility agreement we expect to enter into to satisfy the condition to, and in connection with the payment of, our anticipated special dividend.

We expect to establish and announce the record date, ex-dividend date and payment date for the special dividend by the end of August 2012 and to pay the dividend by the end of the third quarter. However, declaration and payment of the special dividend are subject to the receipt of financing by us on satisfactory terms, and we cannot assure you that such financing will be obtained or that the special dividend will be declared or paid.

The market price for our common shares has been and may continue to be volatile.

The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our stock price are:

•	actual or anticipated fluctuations in our quarterly and annual operating results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of other companies engaged in providing business process and information technology services;

•	loss of one or more significant clients;

•	addition or loss of executive officers or key employees;

•	regulatory developments in our target markets affecting us, our clients or our competitors;

•	announcements of technological developments;

•	limited liquidity in our trading market;

•	sales or expected sales of our common shares;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our clients have operations; and

•

whether, to what extent and under what circumstances the new Indian tax legislation referred to above may apply to transfers of our shares. Shareholders should consult their own tax advisors concerning applicable tax law.

In addition, securities markets generally and from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may have a material adverse effect on the market price of our common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2011 and June 30, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2011 and June 30, 2012, (iv) Consolidated Statements of Equity for the six months ended June 30, 2011 and June 30, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2012, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2012

GENPACT LIMITED

By: /s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

/s/ MOHIT BHATIA
Mohit Bhatia
Chief Financial Officer

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.

(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2011 and June 30, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2011 and June 30, 2012, (iv) Consolidated Statements of Equity for the six months ended June 30, 2011 and June 30, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2012, and (vi) Notes to the Consolidated Financial Statements.