Form 10-Q
period 2012-09-30
Genpact LTD
filed 2012-11-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2012

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of November 1, 2012 was 224,169,984.

i

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2011	As of September 30, 2012
Assets
Current assets
Cash and cash equivalents	4	$408,020	$394,503
Accounts receivable, net	5	258,498	462,893
Accounts receivable from related party, net	5	143,921	221
Deferred tax assets	19	46,949	45,639
Due from related party		10	—
Prepaid expenses and other current assets		127,721	205,710

Total current assets		$985,119	$1,108,966
Property, plant and equipment, net	8	180,504	197,929
Deferred tax assets	19	91,880	82,826
Investment in equity affiliates	20	220	440
Customer-related intangible assets, net	9	85,987	89,936
Marketing-related intangible assets, net	9	24,240	22,375
Other intangible assets, net	9	3,061	6,510
Goodwill	9	925,339	966,612
Other assets		107,037	123,075

Total assets		$2,403,387	$2,598,669

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2011	As of September 30, 2012
Liabilities and equity
Current liabilities
Short-term borrowings	13	$252,000	$80,691
Current portion of long-term debt	14	29,012	4,977
Current portion of capital lease obligations		1,005	1,414
Current portion of capital lease obligations payable to related party		762	—
Accounts payable		20,951	18,723
Income taxes payable	19	20,118	66,772
Deferred tax liabilities	19	35	567
Due to related party		464	—
Accrued expenses and other current liabilities		337,481	375,976

Total current liabilities		$661,828	$549,120
Long-term debt, less current portion	14	73,930	658,122
Capital lease obligations, less current portion		846	2,341
Capital lease obligations payable to related party, less current portion		855	—
Deferred tax liabilities	19	1,905	5,095
Due to related party		9,154	—
Other liabilities		219,186	230,393

Total liabilities		$967,704	$1,445,071

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 222,347,968 and 224,116,751 issued and outstanding as of December 31, 2011 and September 30, 2012, respectively		2,222	2,240
Additional paid-in capital		1,146,203	1,186,979
Retained earnings		605,386	228,581
Accumulated other comprehensive income (loss)		(320,753)	(267,461)

Genpact Limited shareholders’ equity		$1,433,058	$1,150,339
Noncontrolling interest		2,625	3,259

Total equity		$1,435,683	$1,153,598
Commitments and contingencies	22

Total liabilities and equity		$2,403,387	$2,598,669

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2011	2012	2011	2012
Net revenues
Net revenues from services—related party	20	$123,290	$170	$359,035	$487
Net revenues from services—others		306,275	490,987	798,707	1,393,780

Total net revenues		429,565	491,157	1,157,742	1,394,267

Cost of revenue
Services	15,20	268,312	297,253	736,830	847,940

Total cost of revenue		268,312	297,253	736,830	847,940

Gross profit		$161,253	$193,904	$420,912	$546,327
Operating expenses:
Selling, general and administrative expenses	16,20	95,868	118,536	250,033	337,794
Amortization of acquired intangible assets	9	5,754	6,014	13,971	17,094
Other operating (income) expense, net	17	2,883	(598)	2,592	(2,111)

Income from operations		$56,748	$69,952	$154,316	$193,550
Foreign exchange (gains) losses, net		(9,736)	13,220	(12,433)	(5,086)
Other income (expense), net	18,20	2,147	(14,932)	8,271	(15,755)

Income before Equity-method investment activity, net and income tax expense		$68,631	$41,800	$175,020	$182,881
Equity-method investment activity, net		21	(50)	289	(24)

Income before income tax expense		$68,610	$41,850	$174,731	$182,905
Income tax expense	19	18,907	15,239	46,386	53,239

Net Income		$49,703	$26,611	$128,345	$129,666
Net income attributable to noncontrolling interest		1,657	1,436	5,171	4,851

Net income attributable to Genpact Limited shareholders		$48,046	$25,175	$123,174	$124,815

Net income available to Genpact Limited common shareholders	12	$48,046	$25,175	$123,174	$124,815
Earnings per common share attributable to Genpact Limited common shareholders	12
Basic		$0.22	$0.11	$0.56	$0.56
Diluted		$0.21	$0.11	$0.54	$0.55
Dividend per share	21	$—	$2.24	$—	$2.24

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		221,771,264	223,876,035	221,359,288	223,289,507
Diluted		226,772,299	230,195,834	226,153,992	228,516,391

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended September 30,				Nine months ended September 30,
	2011		2012		2011		2012
	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest
Net Income	48,046	1,657	25,175	1,436	123,174	5,171	124,815	4,851
Other comprehensive income:
Currency translation adjustments	(67,809)	(81)	77,970	(157)	(46,754)	134	12,506	(256)
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	(68,164)	—	74,027	—	(30,563)	—	40,786	—
Net unrealized gain (loss) on investment in U.S. Treasury bills	—	—	—	—	(11)	—	—	—

Other comprehensive income (loss)	(135,973)	(81)	151,997	(157)	(77,328)	134	53,292	(256)

Comprehensive income (loss)	(87,927)	1,576	177,172	1,279	45,846	5,305	178,107	4,595

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional	Retained	Accumulated Other Comprehensive	Non controlling
	No. of shares	Amount	Paid-in Capital	Earnings	Income (loss)	interest	Total Equity
Balance as of January 1, 2011	220,916,960	$2,208	$1,105,610	$421,092	$(50,238)	$2,570	$1,481,242
Issuance of common shares on exercise of options (Note 11)	946,840	9	10,106	—	—	—	10,115
Issuance of common shares under the employee share purchase plan (Note 11)	35,742	—	499	—	—	—	499
Issuance of common shares on vesting of restricted share units (Note 11)	96,250	1	(1)	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	(4,680)	(4,680)
Stock-based compensation expense (Note 11)	—	—	17,712	—	—	—	17,712
Comprehensive income:
Net income	—	—	—	123,174	—	5,171	128,345
Other comprehensive income	—	—	—	—	(77,328)	134	(77,194)

Balance as of September 30, 2011	221,995,792	$2,218	$1,133,926	$544,266	$(127,566)	$3,195	$1,556,039

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non controlling
	No. of Shares	Amount	Capital	Earnings	Income (loss)	interest	Total Equity
Balance as of January 1, 2012	222,347,968	$2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683
Issuance of common shares on exercise of options (Note 11)	1,461,981	15	18,731	—	—	—	18,746
Issuance of common shares under the employee share purchase plan (Note 11)	63,106	1	937	—	—	—	938
Net settlement on vesting of restricted share units (Note 11)	243,696	2	(1,748)	—	—	—	(1,746)
Distribution to noncontrolling interest	—	—	—	—	—	(3,961)	(3,961)
Stock-based compensation expense (Note 11)	—	—	22,856	—	—	—	22,856
Comprehensive income:
Net income	—	—	—	124,815	—	4,851	129,666
Other comprehensive income	—	—	—	—	53,292	(256)	53,036
Dividend (Note 21)	—	—	—	(501,620)	—	—	(501,620)

Balance as of September 30, 2012	224,116,751	$2,240	$1,186,979	$228,581	$(267,461)	$3,259	$1,153,598

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2012
Operating activities
Net income attributable to Genpact Limited shareholders	$123,174	$124,815
Net income attributable to noncontrolling interest	5,171	4,851

Net income	$128,345	$129,666

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	44,552	41,609
Amortization of debt issue costs	1,264	7,468
Amortization of acquired intangible assets	14,094	17,149
Reserve (release) for doubtful receivables	5,944	2,780
Reserve for mortgage loans	—	107
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(6,397)	(1,307)
Equity-method investment activity, net	289	(24)
Stock-based compensation expense	17,712	22,856
Deferred income taxes	(3,722)	(9,297)
Others, net	5,320	2,287
Change in operating assets and liabilities:
Increase in accounts receivable	(36,568)	(45,209)
Increase in other assets	(48,564)	(64,645)
Decrease in accounts payable	(2,152)	(3,876)
Increase in accrued expenses and other current liabilities	10,274	29,994
Increase in income taxes payable	42,886	45,688
Increase in other liabilities	3,807	34,226

Net cash provided by operating activities	$177,084	$209,472

Investing activities
Purchase of property, plant and equipment	(22,263)	(60,141)
Proceeds from sale of property, plant and equipment	687	374
Investment in affiliates	—	(205)
Purchase of short term investments	(129,458)	—
Proceeds from sale of short term investments	206,443	—
Short term deposits placed	—	(25,638)
Redemption of short term deposits	—	25,638
Payment for business acquisitions, net of cash acquired	(561,767)	(54,518)

Net cash provided by (used for) investing activities	$(506,358)	$(114,490)

Financing activities
Repayment of capital lease obligations	(2,027)	(1,684)
Proceeds from long-term debt	120,000	675,000
Repayment of long-term debt	(25,000)	(105,000)
Proceeds from Short-term borrowings	260,000	80,000
Repayment of Short-term borrowings	(8,000)	(252,350)
Proceeds from issuance of common shares under stock based compensation plans	10,614	19,684
Payment for net settlement of stock based awards	—	(1,746)
Dividend paid	—	(501,620)
Direct cost incurred in relation to Debt	(9,115)	(14,438)
Distribution to noncontrolling interest	(4,680)	(3,961)

Net cash provided by (used for) financing activities	$341,792	$(106,115)

Effect of exchange rate changes	(7,487)	(2,384)
Net increase (decrease) in cash and cash equivalents	12,518	(11,133)
Cash and cash equivalents at the beginning of the period	404,034	408,020

Cash and cash equivalents at the end of the period	$409,065	$394,503

Supplementary information
Cash paid during the period for interest	$4,036	$5,785
Cash paid during the period for income taxes	$42,212	$65,708
Property, plant and equipment acquired under capital lease obligation	$1,438	$1,955

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

Nature of Operations

We are a global leader in business process management and technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across the enterprise. We believe our Smart Enterprise Processes (SEPSM) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, our 60,500+ professionals around the globe deliver services to more than 600 clients from a network of 74 delivery centers across 20 countries supporting more than 30 languages.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (“GE”). On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization”, GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders each sold 17,647,059 common shares. On March 24, 2010, the Company completed a secondary offering and pursuant to which GE’s shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder, although it continued to be a related party. GE’s shareholding has subsequently further declined to less than 5.0%, as a result of which GE is no longer considered a related party.

2012 Recapitalization

On August 1, 2012, the Company announced that affiliates of Bain Capital Partners LLC (“Bain Capital”) had entered into an agreement (the “share purchase agreement”) to purchase approximately 67,750,678 common shares of the Company from affiliates of General Atlantic (“GA”) and Oak Hill Capital Partners (“OH”) for $14.76 per share, or approximately $1,000,000, after payment of a special cash dividend of $2.24 per share. The special cash dividend was declared by the Company’s board of directors on August 30, 2012, and paid on September 24, 2012 to holders of record as of September 10, 2012. As of September 30, 2012, the share purchase was subject to obtaining appropriate approvals and clearances, and fulfillment of other closing conditions. On October 25, 2012, Bain Capital completed its purchase of 57,537,264 common shares of the Company. As permitted under the share purchase agreement, two additional co-investors (RGIP, LLC, an investor in certain investment funds which are affiliated with Bain Capital, and Twickenham Investment Private Limited, an affiliate of the Government of Singapore Investment Corporation Private Limited) purchased the remaining 50,812 shares and 10,162,602 shares of the Company respectively, covered by the share purchase agreement.

On August 30, 2012, the Company terminated its existing credit facility of $380,000 and entered into a new credit facility of $925,000, to repay the previous existing credit facility, fund a portion of the special cash dividend, pay fees and expenses in connection with the foregoing and to provide for general corporate purposes of the Company, including working capital requirements. Net proceeds from the credit facility along with cash on hand were partially used to fund the dividend payment of $2.24 per share, or $501,620 in the aggregate, which was paid on all issued and outstanding common shares. In accordance with the terms of the Company’s stock based compensation plans, in order to preserve the value of stock based awards outstanding as of the record date, the Company reduced the exercise price per share of each outstanding stock option award and increased the number of shares in relation to all outstanding stock based awards as of the record date of the special cash dividend. This transaction, together with other related transactions, is referred to as the “2012 Recapitalization”.

We expect to incur expenses of approximately $23,805 for the 2012 Recapitalization excluding the fees associated with the previous existing credit facility and the new credit facility. Out of the total expected expenses of $23,805, $6,198 has been incurred and recorded as part of “selling, general and administrative expenses” in the Consolidated Statements of Income. The balance of the total expected expenses of approximately $17,607 relates to the share purchase transaction and will be reported as a part of “other income (expense), net” in the Consolidated Statements of Income. $6,607 of the $17,607 has been incurred and accrued as of September 30, 2012 and the remainder will be reported in the fourth quarter of 2012. GA and OH, collectively, reimbursed $17,000 of the $17,607 to the Company on October 25, 2012 at the closing of the share purchase transaction in accordance with the letter agreement among the Company, GA and OH. This reimbursement will also be recorded as part of “other income (expense), net” in the Consolidated Statements of Income in the fourth quarter of 2012. The remaining expense of $11,000 relating to purchase of shares was incurred at the closing of the share purchase transaction.

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

The noncontrolling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V., and the noncontrolling shareholders’ interest in the operation of Hello Communications (Shanghai) Co., Ltd., and the profits or losses associated with the noncontrolling interest in those operations. The noncontrolling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their share of profit as it is a partnership and, accordingly, noncontrolling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the unaudited interim consolidated statements of income.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, the Company shall perform the qualitative assessment of Goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Intangible assets acquired individually or with a group of other assets or in a business combination are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	1-14 years
Marketing-related intangible assets	1-10 years
Contract-related intangible assets	1 year
Other intangible assets	3-9 years

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 36% and 30% of receivables as of December 31, 2011 and September 30, 2012, respectively. GE accounted for 31% and 26% of revenues for the nine months ended September 30, 2011 and 2012, respectively, and for 29% and 26% of revenues for the three months ended September 30, 2011 and 2012, respectively.

(e) Recently adopted accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for their impact on the Company’s consolidated financial statements.

The following recently released accounting standards have been adopted by the Company, and certain disclosures in the consolidated financial statements and footnotes to the consolidated financial statements have been modified. Adoption of these standards did not have a material impact on the consolidated results of operations, cash flows, financial position or disclosures:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

(a) Headstrong Corporation

On May 3, 2011, the Company acquired 100% of the outstanding common shares of Headstrong Corporation, a Delaware corporation (“Headstrong”) for $550,000 in cash subject to adjustment based on closing date net working capital, funded indebtedness, seller expenses and amount of cash and cash equivalents. During the nine months ended September 30, 2012, the purchase consideration for the acquisition has been adjusted for closing working capital and final settlement of seller expenses. As part of acquisition, the total amount paid by the Company, net of $25,845 of cash acquired, is $558,363 (including $19,205 of seller expenses). There are no contingent consideration arrangements in connection with the acquisition. Pursuant to the terms of the acquisition agreement and final settlement with the sellers, the purchase consideration comprised the following:

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

Cash consideration	$565,003
Acquisition related costs included in selling, general and administrative expenses	5,616
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25,845
Current assets	62,121
Tangible fixed assets	14,634
Intangible assets	91,020
Deferred tax assets, net	21,748
Other non-current assets	11,968
Current liabilities	(42,815)
Other liabilities	(6,274)

Total identifiable net assets acquired	$178,247
Goodwill	386,756

Total	$565,003

The fair value of the current assets acquired includes trade receivables with a fair value of $56,257. The gross amount due is $56,497, of which $240 is expected to be uncollectable.

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made during the measurement period to the amounts initially recorded (measurement period adjustments). The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period, and thus were recorded in the quarter ended June 30, 2012.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(b) Accounting Plaza B.V

On April 25, 2012, the Company acquired 100% of the outstanding shares of Accounting Plaza B.V., a private limited liability company incorporated under the laws of the Netherlands (“Accounting Plaza”), for cash consideration of $38,698 subject to adjustments based on transfer of pension funds, underfunding in pension funds, sellers warranty breaches including certain other transactions and transaction costs. As of September 30, 2012, the purchase consideration for the acquisition is pending finalization of the foregoing adjustments. There are no contingent consideration arrangements in connection with the acquisition.

Pursuant to the terms of the acquisition agreement with the sellers, the preliminary estimated purchase consideration is comprised of the following:

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

The weighted average amortization period in respect of the acquired intangible assets is 7 years. The results of operations of Accounting Plaza and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements from April 25, 2012, the date of acquisition.

(c) Atyati Technologies Private Limited

On September 4, 2012, the Company acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited, an Indian private limited company (“Atyati”), for cash consideration of $19,368 subject to adjustment based on the closing date final working capital amount. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $2,539 and an earn-out consideration (ranging from $0 to $14,372 based on gross profit for the year ending March 31, 2014) which has an estimated fair value of $1,487. The initial cash consideration paid by the Company at the time of closing net of withholding tax is $17,398.

As of the date of these financial statements, the purchase consideration for the acquisition is pending adjustment for final working capital amount. Pursuant to the terms of the acquisition agreement with sellers, the preliminary estimated purchase consideration is comprised of the following:

Cash consideration	$19,368
Acquisition date discounted value of deferred consideration	2,539
Acquisition date fair value of earn-out consideration	1,487
Estimated working capital adjustment	—
Total preliminary estimated purchase price	$23,394

Atyati is a cloud-hosted technology platform provider for the rural banking sector in India. This acquisition gives the Company a platform-based banking solution for the rural and semi-rural consumer market.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Atyati were recorded at fair value at the date of acquisition. The Company will continue to evaluate certain assets and liabilities as new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have resulted in the recognition of those assets and liabilities as of that date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill, and the measurement period will not exceed one year from the acquisition date. The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Preliminary estimated purchase price	$23,394
Acquisition related costs included in selling, general and administrative expenses	164
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$2,000
Current assets	5,265
Tangible fixed assets	426
Intangible assets	8,767
Deferred tax asset/ (liability), net	(1,730)
Other non-current assets	175
Current liabilities	(3,424)
Short term borrowings	(654)
Other liabilities	(737)
Total identifiable net assets acquired	$10,088
Goodwill	13,306
Total	$23,394

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

Goodwill recorded in connection with Atyati acquisition amounted to $13,306, representing the excess of the preliminary estimated purchase price over the net assets (including deferred taxes) acquired, has been allocated to the India reporting unit and is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The preliminary estimated value and estimated useful lives of the intangibles are as follows:

	Preliminary estimated value	Estimated useful life
Customer related intangibles	$5,408	4 – 9 years
Other intangibles	3,359	7 years

The weighted average amortization period in respect of the acquired intangible assets is 7 years. The results of operations of Atyati and the fair value of its assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from September 4, 2012, the date of acquisition.

(d) Triumph Engineering Corporation and Triumph On-Demand, Inc

On August 17, 2012, the Company acquired 100% of the issued and outstanding shares of common stock of Triumph Engineering Corporation and Triumph On-Demand, Inc. both Ohio corporations (collectively “Triumph Companies”) for an initial cash consideration of $3,600, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement also provides for an additional deferred consideration which has a discounted value of $379 and an earn-out consideration (ranging from $0 to $4,500 based on gross profit for the years ending December 31, 2013 and 2014) which had an estimated fair value of $3,256.

The initial cash consideration paid to seller at the time of closing after an estimated adjustment of working capital and closing indebtedness is $1,779. As of the date of these financial statements, the purchase consideration for the acquisition is pending final adjustment for working capital and closing indebtedness. Pursuant to the terms of the acquisition agreement with seller, the preliminary estimated purchase consideration is comprised of the following:

Cash consideration	$3,600
Acquisition date fair value of deferred consideration	379
Acquisition date fair value of earn-out consideration	3,256
Estimated working capital adjustment	(926)
Estimated closing indebtedness adjustment	(850)
Total preliminary estimated purchase price	$5,459

Triumph Companies are U.S. based providers of engineering services to the aviation, energy, and oil and gas industries. This acquisition provides the Company with capabilities in the engineering services space.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Triumph Companies were recorded at fair value at the date of acquisition. The Company will continue to evaluate certain assets and liabilities as new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have resulted in the recognition of those assets and liabilities as of that date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill, and the measurement period will not exceed one year from the acquisition date. The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Preliminary estimated purchase price	$5,459
Acquisition related costs included in selling, general and administrative expenses	134
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$312
Current assets	1,708
Tangible fixed assets	175
Intangible assets	382
Deferred tax asset/ (liability), net	(565)
Current liabilities	(720)
Short term borrowing	(350)
Total identifiable net assets acquired	$942
Goodwill	4,517
Total	$5,459

Goodwill recorded in connection with acquisition of Triumph Companies amounted to $4,517, representing the excess of the preliminary estimated purchase price over the net assets (including deferred taxes) acquired, has been allocated to the India reporting unit and is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The preliminary estimated value and estimated useful lives of the intangibles are as follows:

	Preliminary estimated value	Estimated useful life
Customer related intangibles	$382	1 to 10 years

The weighted average amortization period in respect of the acquired intangible assets is 8 years. The results of operations of Triumph Companies and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements from August 17, 2012, the date of acquisition.

(e) Earn-out consideration

The Company acquired Akritiv Technologies, Inc. (“Akritiv”), High Performance Partners LLC (“HPP”) and Empower Research, LLC (“Empower”) on March 14, 2011, August 24, 2011 and October 3, 2011, respectively. The terms of the acquisition agreements with sellers for these business acquisitions provided for payment of additional earn-out consideration if certain future events or conditions are met. These earn-out considerations were recorded as liabilities based on their fair values as of the acquisition dates. The Company evaluates the fair value of such earn-out consideration for the respective acquisitions for changes, at each reporting period. As of September 30, 2012, the Company re-measured the fair value of such earn-out consideration with corresponding changes in the Consolidated Statements of Income as follows:

Decrease in fair value of earn out consideration for Empower	$2,458
Increase in fair value of earn out consideration for HPP	(20)
Increase in fair value of earn out consideration for Akritiv	(508)
$1,930

Further, the Company paid $226 and $500 for Akritiv and HPP, respectively, due to fulfillment of certain earn-out conditions set forth in the respective acquisition agreements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2011 and September 30, 2012 comprise:

	As of December 31, 2011	As of September 30, 2012
Deposits with banks	$267,467	$218,729
U.S. Treasury bills	—	10,000
Other cash and bank balances	140,553	165,774

Total	$408,020	$394,503

Cash and cash equivalents as of December 31, 2011 and September 30, 2012, include a restricted cash balance of $254 and $671, respectively. Restrictions are primarily attributable to margin requirements against bank guarantees, balances designated for statutory payments and deposits for foreign currency advances on which the bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

Accounts receivable were $411,123 and $471,347, and reserve for doubtful receivables were $8,704 and $8,233, resulting in net accounts receivable balances of $402,419 and $463,114 as of December 31, 2011 and September 30, 2012, respectively. In addition, accounts receivable due after one year of $20,579 and $19,182 as of December 31, 2011 and September 30, 2012, respectively are included under “Other Assets” in the Consolidated Balance Sheets.

Accounts receivable from related parties were $144,782 and $231, and reserve for doubtful receivables were $861 and $10, resulting in net accounts receivable balances of $143,921 and $221, as of December 31, 2011 and September 30, 2012, respectively.

6. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments, U.S. Treasury Bills and Notes, and loans held for sale. The fair value measurements of these derivative instruments, U.S. Treasury Bills and Notes, and loans held for sale were determined using the following inputs as of December 31, 2011 and September 30, 2012:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements (Continued)

	As of September 30, 2012
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$24,187	$—	$24,187	$—
Loans held for sale (Note a)	360	—	—	360
U.S. Treasury bills and notes (Note c)	10,000	10,000	—	—

Total	$34,547	$10,000	$24,187	$360

Liabilities
Derivative Instruments (Note b)	$152,671	$—	$152,671	$—

Total	$152,671	$—	$152,671	$—

(a)	Included in “Prepaid expenses and other current assets” and “Other assets” in the consolidated balance sheets.
(b)	Included in “Accrued expenses and other current liabilities” and “Other liabilities” in the consolidated balance sheets.
(c)	Included in either “Cash and cash equivalents” or “Short term investment”, depending on the maturity profile, in the consolidated balance sheets.

The following table sets forth the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Opening balance, net	$529	$360	$530	$469
Impact of fair value included in earnings	8	—	8	(108)
Settlements	(7)	—	(8)	(1)

Closing balance, net	$530	$360	$530	$360

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

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks or other financial institutions and considers the risks of non-performance by the counterparties as not material. The forward foreign exchange contracts mature between zero and fifty one months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of the outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2011	As of September 30, 2012	As of December 31, 2011	As of September 30, 2012
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,856,100	$1,723,000	$(210,297)	$(120,533)
United States Dollars (sell) Mexican Peso (buy)	7,200	12,000	(461)	426
United States Dollars (sell) Philippines Peso (buy)	36,900	60,600	872	1,981
Euro (sell) United States Dollars (buy)	77,836	89,833	2,821	1,839
Euro (sell) Hungarian Forints (buy)	9,950	11,311	(953)	144
Euro (sell) Romanian Leu (buy)	60,361	72,717	416	(2,216)
Japanese Yen (sell) Chinese Renminbi (buy)	52,434	38,512	(5,381)	(3,072)
Pound Sterling (sell) United States Dollars (buy)	93,996	107,321	2,588	(2,599)
Australian Dollars (sell) United States Dollars (buy)	68,637	70,465	(2,356)	(4,454)

			$(212,751)	$(128,484)

(a)	Notional amounts are key elements of derivative financial instrument agreements, but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchase of services. In addition to this program, the Company has derivative instruments not designated as hedges under the FASB guidance, which it uses to hedge the foreign exchange risks related to balance sheet items such as receivables and inter-company borrowings denominated in currencies other than the underlying functional currency.

The fair value of the derivative instruments and their location in the financial statements of the Company are summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2011	As of September 30, 2012	As of December 31, 2011	As of September 30, 2012
Assets
Prepaid expenses and other current assets	$4,545	$7,224	$782	$11,985
Other assets	$3,550	$4,978	$—	$—
Liabilities
Accrued expenses and other current liabilities	$56,377	$52,115	$10,527	$—
Other liabilities	$154,724	$100,556	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) or OCI and the related tax effects are summarized below:

	Three months ended September 30, 2011			Three months ended September 30, 2012			Nine months ended September 30, 2011			Nine months ended September 30, 2012
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	29,162	9,796	19,366	(255,562)	(90,440)	(165,122)	(27,482)	(9,247)	(18,235)	(203,006)	(71,125)	(131,881)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(68)	(133)	65	(15,813)	(5,390)	(10,423)	(25,413)	(9,290)	(16,123)	(22,654)	(7,643)	(15,011)
Changes in fair value of effective portion of outstanding derivatives, net	(103,359)	(35,260)	(68,099)	99,280	35,676	63,604	(72,060)	(25,374)	(46,686)	39,883	14,108	25,775

Unrealized gain (loss) on cash flow hedging derivatives, net	(103,291)	(35,127)	(68,164)	115,093	41,066	74,027	(46,647)	(16,084)	(30,563)	62,537	21,751	40,786

Closing balance as of September 30	(74,129)	(25,331)	(48,798)	(140,469)	(49,374)	(91,095)	(74,129)	(25,331)	(48,798)	(140,469)	(49,374)	(91,095)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains / losses recognized in other comprehensive income (loss), and their effect on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2011	2012		2011	2012	2011	2012		2011	2012	2011	2012
Forward foreign exchange contracts	$(72,060)	$39,883	Revenue	$(3,070)	$(1,144)	$(7,307)	$(3,587)	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	2,390	(11,614)	(15,067)	(15,025)
			Selling, general and administrative expenses	612	(3,055)	(3,039)	(4,042)

	$(72,060)	$39,883		$(68)	$(15,813)	$(25,413)	$(22,654)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non designated Hedges

		Amount of (Gain) Loss recognized in Income on Derivatives
	Location of (Gain) Loss recognized in Income on Derivatives	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments		2011	2012	2011	2012
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$9,613	$(10,588)	$9,610	$(9,002)

		$9,613	$(10,588)	$9,610	$(9,002)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on Derivatives and Hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2011	As of September 30, 2012
Property, plant and equipment, gross	$451,415	$503,897
Less: Accumulated depreciation and amortization	(270,911)	(305,968)

Property, plant and equipment, net	$180,504	$197,929

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2011 and 2012 was $35,708, and $33,754 respectively, and for the three months ended September 30, 2011 and 2012 was $11,869 and $11,332 respectively. The amount of computer software amortization for the nine months ended September 30, 2011 and 2012 was $9,987 and $8,840, respectively, and for the three months ended September 30, 2011 and 2012 was $3,480 and $2,881 respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $1,143 and $985 for the nine months ended September 30, 2011 and 2012, respectively, and ($198) and $750 for the three months ended September 30, 2011 and 2012, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2011 and nine months ended September 30, 2012:

	As of December 31, 2011	As of September 30, 2012
Opening balance	$570,153	$925,339
Goodwill relating to acquisition consummated during the period	414,158	43,265
Adjustment to preliminary purchase accounting for Headstrong	—	(3,213)
Effect of exchange rate fluctuations	(58,972)	1,221

Closing balance	$925,339	$966,612

The total amount of goodwill deductible for tax purposes is $7,562 and $6,950 as of December 31, 2011 and September 30, 2012, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2011			As of September 30, 2012
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$275,859	$189,872	$85,987	$295,546	$205,610	$89,936
Marketing-related intangible assets	40,552	16,312	24,240	40,517	18,142	22,375
Contract-related intangible assets	1,219	1,219	—	1,226	1,226	—
Other intangible assets	3,541	480	3,061	7,197	687	6,510

	$321,171	$207,883	$113,288	$344,486	$225,665	$118,821

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2011 and 2012 were $13,971 and $17,094, respectively, and for the three months ended September 30, 2011 and 2012 were $5,754 and $6,014, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the nine months ended September 30, 2011 and 2012 was $123 and $55, respectively, and for the three months ended September 30, 2011 and 2012 was $40 and $17, respectively, and has been reported as a reduction of revenue. As of September 30, 2012, the unamortized value of the intangible asset was $21, which will be amortized in future periods and reported as a reduction of revenue.

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

Net defined benefit plan costs for the three months and nine months ended September 30, 2011 and 2012 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Service costs	$772	$693	$2,326	$2,667
Interest costs	349	331	1,062	1,246
Amortization of actuarial loss	130	193	407	532
Expected return on plan assets	(165)	(187)	(495)	(599)

Net Gratuity Plan costs	$1,086	$1,030	$3,300	$3,846

Defined contribution plans

During the three months and nine months ended September 30, 2011 and 2012, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
India	$2,978	$3,450	$9,047	$10,367
U.S.	487	696	1,655	2,462
U.K.	266	345	789	1,096
Hungary	8	6	29	52
China	2,441	3,199	6,702	8,990
Mexico	6	4	24	25
South Africa	85	82	249	246
Morocco	34	33	107	122
Hong Kong	—	10	—	27
Netherlands	—	411	—	840
Philippines	—	5	—	11

Total	$6,305	$8,241	$18,602	$24,238

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

On August 30, 2012, the Company’s Board of Directors declared a special cash dividend of $2.24 per share. Effective as of September 24, 2012, the payment date of the Special Cash Dividend, the number of common shares authorized for issuance under the 2007 Omnibus Plan and the 2005 Plan were increased by 2,544,327 common shares and 495,915 common shares respectively on account of the adjustment to the stock based awards as a result of the payment of special cash dividend. In accordance with the anti-dilutive provisions of the 2005 Plan, 2006 Plan, 2007 Plan and 2007 Omnibus Plan, the Company adjusted both the exercise price and the number of all the stock based awards outstanding as of the record date of the special cash dividend. The aggregate fair value, intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments. Therefore, in accordance with the equity restructuring guidance under ASC 718, Compensation-Stock Compensation, no incremental compensation expense was recognized for the adjustment to the outstanding stock based awards as a result of the special cash dividend.

The stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2011 and 2012, were $17,648 and $22,745, respectively, and for the three months ended September 30, 2011 and 2012, were $9,129 and $5,579, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

Stock options

A summary of the options activity during the nine months ended September 30, 2012 is set out below:

	Nine months ended September 30, 2012
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2012	13,734,820	$10.58	5.4
Granted	—	—
Forfeited	(258,780)	11.21
Expired	(60,530)	15.23
Exercised	(1,461,981)	12.82		5,640
Adjustment for Special Cash Dividend	1,626,638

Outstanding as of September 30, 2012	13,580,167	$9.04	4.5	$105,237

Vested and exercisable as of September 30, 2012 and expected to vest thereafter (Note a)	13,329,978	$8.89	4.5	$103,899
Vested and exercisable as of September 30, 2012	9,967,293	$7.82	4.0	$88,268
Weighted average grant date fair value of grants during the period	$—

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of September 30, 2012, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $8,407, which will be recognized over the weighted average remaining requisite vesting period of 1.31 years.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

A summary of RSUs granted during the nine months ended September 30, 2012 is set out below:

	Nine months ended September 30, 2012
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2012	2,262,153	$15.27
Granted	136,000	15.62
Vested*	(380,008)	13.86
Forfeited	(113,269)	15.69
Adjustment for Special Cash Dividend	272,335

Outstanding as of September 30, 2012	2,177,211	$13.60

Expected to vest	1,814,803

*	Out of this, 356,038 RSUs have been net settled on vesting by issuing 243,696 shares (net of minimum tax withholding). Additionally, 13,719 and 10,251 RSUs have vested in the nine months ended September 30, 2012, the shares in respect of which will be issued on December 31, 2012 and December 31, 2013 respectively.

During the year ended December 31, 2011, 102,000 RSUs vested, the shares in respect of which will be issued on December 31, 2012.

As of September 30, 2012, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $18,193, which will be recognized over the weighted average remaining requisite vesting period of 2.57 years.

Performance Units

The Company also grants stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

The Company granted PUs, each of which represents the right to receive a common share based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight line basis over the vesting terms; and for awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the nine months ended September 30, 2012 is set out below:

	Nine months ended September 30, 2012
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2012	2,271,724	$15.17	3,247,322
Granted	1,200,000	15.25	1,800,000
Vested *	(28,901)		(33,624)
Forfeited	(99,848)	16.61	(131,310)
Adjustment for Special Cash Dividend	482,341		694,718

Outstanding as of September 30, 2012	3,825,316	$13.36	5,577,106

Performance units expected to vest	3,006,801

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

During the year ended December 31, 2011, PUs vested at 128.9% (214,880 shares). Shares in respect of these vested PUs will be issued on December 31, 2012.

*	28,901 vested PUs for the nine months ended September 30, 2012 represents the adjustment on account of special cash dividend for the 214,880 vested PUs as of December 31, 2011 in respect of which shares will be issued on December 31, 2012.

As of September 30, 2012, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $18,079 which will be recognized over the weighted average remaining requisite vesting period of 1.82 years.

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

As of the date of the above modifications, an incremental compensation cost of $4,109 was determined which is to be recognized over a period of 21.5 months, starting from March 2011 to December 31, 2012.

Employee Stock Purchase Plan (ESPP)

On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”).

The ESPP allowed eligible employees to purchase the Company’s common shares through payroll deductions at 95% of the fair value per share on the last business day of each purchase interval ending on or prior to August 31, 2009. The purchase price has been reduced to 90% of the fair value per share on the last business day of each purchase interval commencing with effect from September 1, 2009. The dollar amount of common shares purchased under the ESPP shall not exceed the greater of 15% of the participating employee’s base salary or $25 per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day in the subsequent May, August, November and February of each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the nine months ended September 30, 2011 and 2012, common shares issued under ESPP were 35,742 and 63,106 respectively.

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

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the nine months ended September 30, 2011 and 2012 was $64 and $111, respectively, and for the three months ended September 30, 2011 and 2012, was $24 and $34 respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 7,078,561 and 4,366,422 for the nine months ended September 30, 2011 and 2012, respectively, and 6,561,228 and 285,000 for the three months ended September 30, 2011 and 2012, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Net income attributable to Genpact Limited common shareholders	$48,046	$25,175	$123,174	$124,815
Weighted average number of common shares used in computing basic earnings per common share	221,771,264	223,876,035	221,359,288	223,289,507
Dilutive effect of stock based awards	5,001,035	6,319,799	4,794,704	5,226,884

Weighted average number of common shares used in computing dilutive earnings per common share	226,772,299	230,195,834	226,153,992	228,516,391

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.22	$0.11	$0.56	$0.56
Diluted	$0.21	$0.11	$0.54	$0.55

13. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees, short-term loans. As of December 31, 2011 and September 30, 2012, the limits available were $18,434 and $20,895, respectively out of which $3,558 and $5,044 were utilized which represented non funded drawdown. In addition to these, there is a funded facility available of $759 as of September 30, 2012, out of which $691 was utilized by one of the Indian subsidiaries.

(b)	Fund-based and non-fund based revolving credit facility of $260,000 acquired in May 2011 was fully prepaid and terminated on August 30, 2012 as stated in note 14 below. As of December 31, 2011, a total of $259,308 was utilized, representing a funded drawdown of $252,000 and non-funded drawdown of $7,308. Interest on this facility was at a rate of LIBOR plus a margin 1.65%.

(c)	Fund-based and non-fund based revolving credit facility of $250,000 was acquired in August 2012 as stated in note 14 below. A part of this amount was initially used for funding the special cash dividend paid in September 2012. As of September 30, 2012, a total of $88,479 was utilized representing funded drawdown of $80,000 and non-funded drawdown of $ 8,479. This facility expires in August 2017 and the funded drawdown bears interest at LIBOR plus a margin of 3.25% as of September 30, 2012. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets. The agreement contains certain covenants including a restriction on indebtedness of the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Long-term debt

In May 2011, the Company obtained credit facilities aggregating $380,000 from a consortium of financial institutions to finance in part the acquisition of Headstrong and for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provided for a $120,000 term loan and a $260,000 revolving credit facility. The outstanding term loan as of December 31, 2011 was $102,942 (net of debt amortization expense of $2,058) bearing an interest rate at LIBOR plus a margin of 1.65%. On August 30, 2012, the Company fully prepaid and terminated the $ 380,000 credit facility.

In August 2012, the Company obtained credit facilities aggregating $925,000 from a consortium of financial institutions to (i) finance the repayment of the balance outstanding under the previous existing credit facility of $380,000, (ii) fund a portion of the special cash dividend, and (iii) for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provides for a term loan of $675,000 and a revolving credit facility of $250,000.

The outstanding term loan, net of debt amortization expense of $11,901, was $663,099 as of September 30, 2012. The term loan bears interest at LIBOR (Libor floor of 1%) plus a margin of 3.25%. Indebtedness under the loan agreement is secured by certain assets, and the agreement contains certain covenants including a restriction on further indebtedness of the Company up to a certain leverage level. The amount outstanding as of September 30, 2012 will be repaid over seven years through annual repayments of $6,750 for the first six years, which commence one year from the initial drawdown on August 30, 2012. The balance will be repaid in the seventh year.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year Ended	Amount
2013	$4,536
2014	4,999
2015	5,017
2016	5,030
2017	5,053
2018	5,070
2019	633,394

$663,099

15. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Personnel expenses	$184,673	$203,011	$496,546	$583,649
Operational expenses	70,605	82,227	200,693	228,256
Depreciation and amortization	13,034	12,015	39,591	36,035

	$268,312	$297,253	$736,830	$847,940

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Personnel expenses	$65,684	$80,421	$172,642	$230,917
Operational expenses	27,868	35,916	71,286	100,318
Depreciation and amortization	2,316	2,199	6,105	6,559

	$95,868	$118,536	$250,033	$337,794

17. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Other operating (income) expense	$(971)	$(789)	$(2,727)	$(2,302)
Change in fair value of earn-out consideration (relating to business acquisition)	—	(1,930)	—	(1,930)
Impairment of capital work in progress / property, plant and equipment	3,854	2,121	5,319	2,121

Other operating (income) expense, net	$2,883	$(598)	$2,592	$(2,111)

18. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Interest income	$3,758	$2,455	$10,921	$7,965
Interest expense*	(3,063)	(11,022)	(5,662)	(17,987)
Other income**	1,452	(6,365)	3,012	(5,733)

Other income(expense), net	$2,147	$(14,932)	$8,271	$(15,755)

*	Three months and nine months ended September 30, 2012 include $5,534, representing the acceleration of amortization of debt issue cost related to the prepayment and termination of the $380,000 credit facility explained in Note 14.
**	Three months and nine months ended September 30, 2012 include $6,607, representing 2012 recapitalization expenses as explained in Note 1.

19. Income taxes

As of December 31, 2011, the Company had unrecognized tax benefits amounting to $23,712 including an amount of $23,551 that, if recognized, would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2012 to September 30, 2012:

Opening balance as on January 1, 2012	$23,712
Decrease related to prior year tax positions	(2,030)
Increase related to prior year tax positions, including recorded against goodwill	300
Increase related to current year tax positions	225
Decrease related to settlement with tax authorities	(2,492)
Effect of exchange rate changes	64

Closing balance as on September 30, 2012	$19,779

The unrecognized tax benefits as of September 30, 2012 include an amount of $19,629 that, if recognized, would impact the effective tax rate. As of December 31, 2011 and September 30, 2012, the Company has accrued approximately $2,536 and $2,697, respectively, in interest relating to unrecognized tax benefits

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Related party transactions

The Company has entered into related party transactions with GE and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein). During the current period, GE owned less than 5.0% of the outstanding shares and is no longer a related party. The Company has also entered into related party transactions with its non-consolidating affiliates, a customer in which one of the Company’s directors has a controlling interest and a customer which has a significant interest in the Company.

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

For the nine months ended September 30, 2011, the Company recognized net revenues from GE of $358,487 representing 31% of the consolidated total net revenues.

For the three months ended September 30, 2011, the Company recognized net revenues from GE of $123,075 representing 29% of the consolidated total net revenues.

For the nine months ended September 30, 2011 and 2012, the Company recognized net revenues of $293 and $143, respectively, and for the three months ended September 30, 2011 and 2012, the Company recognized net revenues of $135 and $53, respectively, from a customer in which one of the Company’s directors has a controlling interest.

For the nine months ended September 30 2011 and 2012, the Company recognized net revenues of $255 and $344, respectively, and for the three months ended 30 September 2011 and 2012, the Company recognized net revenues of $80 and $117, respectively, from a customer that has a significant interest in the Company.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the nine months ended September 30, 2011, cost of revenue, net of recovery, included an amount of $2,747 and for the three months ended September 30, 2011, cost of revenue, net of recovery, included an amount of $680 relating to services procured from GE. Cost of revenue from services also include training and recruitment cost of $945 and $1,754 for the nine months ended September 30, 2011 and 2012, respectively, and $588 and $670, for the three months ended September 30, 2011 and 2012 , respectively, from its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Related party transactions (Continued)

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the nine months ended September 30, 2011, selling, general and administrative expenses, net of recovery, included an amount of $308, and for the three months ended September 30, 2011, selling, general and administrative expenses, net of recovery, included an amount of $26, relating to services procured from GE. For the nine months ended September 30, 2011 and 2012, selling, general, and administrative expenses also include training and recruitment cost and cost recovery, net, of $118 and $408, respectively, and for the three months ended September 30, 2011 and 2012, selling, general, and administrative expenses also include training and recruitment cost and cost recovery, net, of $122 and $198, respectively, from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the nine months ended September 30, 2011, income from these services was $(1,633) and for the three months ended September 30, 2011, income from these services was ($533).

Interest expense

The Company incurred an interest expense on finance lease obligations from GE. For the nine months ended September 30, 2011, the interest expense relating to such related party debt amounted to $264 and for the three months ended September 30, 2011, interest expense relating to such related party debt amounted to $73.

Investment in equity affiliates

During the nine months ended September 30, 2011 and 2012, the Company made investments of $0 and $205, respectively, in its non-consolidating affiliates, and for the three months ended September 30, 2011 and 2012, the Company made investments of $0 and $0, respectively, in its non-consolidating affiliates.

21. Dividend

On August 30, 2012, the Company declared a special cash dividend of $2.24 per share, or approximately $501,620. The special cash dividend was paid on September 24, 2012 to stockholders of record at the close of business on September 10, 2012. Further, in accordance with the terms of the Company’s stock based compensation plans, in order to preserve the value of the stock based awards outstanding as of the record date, the Company reduced the exercise price per share of each outstanding stock option award and increased the number of shares in relation to the outstanding stock based awards as of the record date of the special cash dividend.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

22. Commitments and contingencies

Capital commitments

As of December 31, 2011 and September 30, 2012, the Company has committed to spend $9,694 and $12,649, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding Bank guarantees amounting to $10,866 and $13,523 as of December 31, 2011 and September 30, 2012, respectively. Bank guarantees are generally provided to government agencies and, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damages through the breach of any of the covenants contained in the agreements.

Other commitments

The Company’s business process Delivery Centers in India are 100% Export Oriented units or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duties, central excise duties, levies, and liquidated damages, if any, in respect of imported and indigenous capital goods, stores and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1 Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A— “Risk Factors” in this Quarterly Report, Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political or economic instability in countries where we have operations;

•	worldwide political, economic or business conditions;

•	political, economic or business conditions where our clients operate;

•	expected spending on business process and information technology services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our relative dependence on GE;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	increases in wages in locations in which we have operations;

•	financing terms, including but not limited to changes in LIBOR;

•	restrictions on visas for our employees traveling to North America and Europe;

•	our ability to maintain pricing and asset utilization rates;

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

Overview

We are a global leader in business process management and technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across their enterprise. We believe our Smart Enterprise Processes (SEPSM) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, our 60,500+ professionals around the globe deliver services to more than 600 clients from a network of 74 delivery centers across 20 countries supporting more than 30 languages.

We have a unique heritage and believe we are pioneers in the business process management and information technology services industry. We built our business by meeting the demands of the leaders of GE to increase the productivity of their businesses. We began in 1997 as an internal business process services operation for General Electric Capital Corporation, or GE Capital, GE’s financial services business. As we demonstrated our value to GE management, our business grew in size and scope. We took on a wide range of complex and critical processes and became a significant provider to many of GE’s businesses, including Consumer Finance (GE Money), Commercial Finance, Healthcare, Industrial and GE’s corporate offices.

Our leadership team, our methods and our culture have been deeply influenced by our eight years as an internal operation of GE. Many elements of GE’s success—the rigorous use of metrics and analytics, the relentless focus on improvement, a strong emphasis on the client and innovative human resources practices—are the foundations of our business.

We have approximately 60,800 employees with operations in twenty countries. In the third quarter of 2012, we had net revenues of $491.2 million, of which 74.5% was from clients other than GE, which we refer to as Global Clients.

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

2012 Recapitalization

On August 1, 2012, we announced that affiliates of Bain Capital Partners LLC (“Bain Capital”) had entered into an agreement (the “share purchase agreement”) to purchase approximately 67,750,678 common shares of the Company, representing approximately 30% of our outstanding common shares, from affiliates of General Atlantic (“GA”) and Oak Hill Capital Partners (“OH”) for $14.76 per share, or approximately $1.0 billion, after payment of a special cash dividend of $2.24 per share. The special cash dividend was declared by our board of directors on August 30, 2012, and paid on September 24, 2012 to holders of record as of September 10, 2012. On October 25, 2012, Bain Capital completed its purchase of 57,537,264 of our common shares. As permitted under the share purchase agreement, two additional co-investors (RGIP, LLC, an investor in certain investment funds which are affiliated with Bain Capital, and Twickenham Investment Private Limited, an affiliate of the Government of Singapore Investment Corporation Private Limited) purchased the remaining 50,812 shares and 10,162,602 shares, respectively, covered by the share purchase agreement.

On August 30, 2012, we terminated our existing credit facility of $380.0 million and entered into a new credit facility of $925.0 million, to repay the previous existing credit facility, fund a portion of the special cash dividend, pay fees and expenses in connection with the foregoing and to provide for our general corporate purposes, including working capital requirements. Net proceeds from the credit facility along with cash on hand were partially used to fund the dividend payment of $2.24 per share, or $501.6 million in the aggregate, which was paid on all issued and outstanding common shares. In accordance with the terms of the our stock based compensation plans, in order to preserve the value of stock based awards outstanding as of the record date, we reduced the exercise price per share of each outstanding share option award and increased the number of shares in relation to all outstanding stock based awards as of the record date of the special cash dividend. This transaction, together with other related transactions, is referred to as the “2012 Recapitalization”.

We expect to incur expenses of approximately $23.8 million for the 2012 Recapitalization excluding the fees associated with the previous existing credit facility and the new credit facility. Out of the total expected expenses of $23.8 million, $6.2 million has been incurred and recorded as part of “selling, general and administrative expenses” in the Consolidated Statements of Income. The remainder of the total expected expenses of approximately $17.6 million relate to the share purchase transaction and will be reported as a part of “other income (expense), net” in the Consolidated Statements of Income. $6.6 million of the $17.6 million has been incurred and accrued as of September 30, 2012 and the remainder will be reported in the fourth quarter of 2012. GA and OH, collectively, reimbursed us $17.0 million of the $17.6 million on October 25, 2012 at the closing of the share purchase transaction in accordance with the letter agreement between GA, OH and us. This reimbursement will also be recorded as a part of “other income (expense), net” in the Consolidated Statements of Income in the fourth quarter of 2012. The remaining expense of $11.0 million relating to the purchase of shares was incurred on October 25, 2012, the closing date of the share purchase transaction.

In accordance with the pre-existing anti-dilutive provisions of our stock based compensation plans, we adjusted both the exercise price and the number of all stock based awards outstanding as of the record date of the special cash dividend in such a manner that the aggregate fair value, intrinsic value and the ratio of the exercise price to the market price of the outstanding stock based awards were approximately equal immediately before and after the adjustments. Therefore, in accordance with the equity restructuring guidance under ASC 718, Compensation-Stock Compensation, no incremental compensation expense was recognized for the adjustment to the outstanding stock based awards as a result of the special cash dividend.

Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities or other assets as consideration.

On September 4, 2012, we acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited (“Atyati”), a cloud-hosted technology platform provider for the rural banking sector in India, for a cash consideration of $19.4 million subject to adjustment based on the closing date final working capital amount. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $2.5 million and earn-out consideration (ranging from $0 to $14.4 million based on gross profit for the year ending March 31, 2014) which had an estimated fair value of $1.5 million. We paid initial cash consideration at the time of closing net of withholding tax of $17.4 million. The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

(dollars in million)
Preliminary estimated purchase price	$23.4
Acquisition related costs included in selling, general and administrative expenses	0.2
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$2.0
Current assets	5.3
Tangible fixed assets	0.4
Intangible assets	8.8
Deferred tax asset/ (liability), net	(1.7)
Other non-current assets	0.2
Current liabilities	(3.4)
Short term borrowings	(0.7)
Other liabilities	(0.7)
Total identifiable net assets acquired	$10.1
Goodwill	13.3
Total	$23.4

On August 17, 2012, we acquired 100% of the issued and outstanding shares of common stock of Triumph Engineering, Corp. and Triumph On-Demand, Inc. (collectively, the “Triumph companies”), U.S. based providers of engineering services to the aviation, energy, and oil and gas industries, for initial cash consideration of $3.6 million, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $0.4 million and earn-out consideration (ranging from $0 to $4.5 million based on gross profit for the years ending December 31, 2013 and 2014) which had an estimated fair value of $3.3 million. The initial cash consideration paid to the seller at the time of closing after an estimated adjustment of working capital and closing indebtedness is $1.8 million. The acquisition of Triumph companies was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As of the date of these financial statements, the purchase consideration for the acquisition is pending final adjustment for working capital and closing indebtedness.

The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

USD million
Preliminary estimated purchase price	$5.5
Acquisition related costs included in selling, general and administrative expenses	0.1
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$0.3
Current assets	1.7
Tangible fixed assets	0.2
Intangible assets	0.4
Deferred tax asset/ (liability), net	(0.6)
Current liabilities	(0.7)
Short term borrowing	(0.4)
Total identifiable net assets acquired	$0.9
Goodwill	4.5
Total	$5.5

On April 25, 2012, we acquired Accounting Plaza B.V. (“Accounting Plaza”), a provider of finance and accounting, human resources, and PeopleSoft ERP services, for cash consideration of $38.7 million subject to adjustments based on transfer of pension funds, underfunding in pension funds, and sellers warranty breaches including certain other transactions and transaction costs. As of the date of the consolidated financial statements, the purchase consideration for the acquisition is pending finalization of such adjustments. There are no contingent consideration arrangements in connection with the acquisition. The acquisition of Accounting Plaza was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

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

As of September 30, 2012, we re-measured the fair value of earn-out consideration for Empower which represented a decline of $2.5 million in the fair value of its earn-out consideration.

In August 2011, we acquired a 72.8% membership interest in High Performance Partners LLC (“HPP”) and thereby increased our membership interest from 27.2% to 100%, making HPP a wholly owned subsidiary. We acquired the 72.8% membership interest for contingent earn-out consideration ranging from $0 to $16 million (based on earnings before interest, taxes, depreciation, and amortization (EBITDA) levels generated in the 42 months following the acquisition, free cash flows generated, the successful completion of certain sale transactions, and revenue generated by our existing business that utilizes HPP technology), which had an estimated fair value of $6.4 million as of the acquisition date. The acquisition of HPP was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As a result of implementing the business combination method of accounting, we re-calculated our pre-acquisition membership interest of 27.2%, which had been accounted for as an equity investment, to reflect its acquisition date fair value and accordingly recognized a non-cash gain of $0.02 million.

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

As of September 30, 2012, we re-measured the fair value of earn-out consideration for HPP which represented an increase of $0.02 million in the fair value of its earn-out consideration. We also paid $0.5 million to the sellers due to the fulfillment of certain earn-out conditions set forth in the acquisition agreement.

In July 2011, we acquired Nissan Human Information Services Co. Ltd., a Japanese provider of human resource services (“NHIS”), for cash consideration of $2.0 million. Following the acquisition, NHIS was renamed Genpact Japan Services Co., Ltd. The acquisition of NHIS was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

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

The acquisition was accounted for in the second quarter of 2011 using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Headstrong were recorded at fair value as of the date of the acquisition. During the current period, the fair value of assets and liabilities recorded as of the date of acquisition has been adjusted with a corresponding adjustment to goodwill for measurement period adjustments. The following table summarizes the final allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed as a result of the Headstrong acquisition:

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

$3.3

As of September 30, 2012, we re-measured the fair value of earn-out consideration for Akritiv which represented an increase of $0.5 million in the fair value of its earn-out consideration. We also paid $0.2 million to the sellers due to the fulfillment of certain earn-out conditions set forth in the acquisition agreement.

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

Results of Operations

The following table sets forth certain data from our income statement for the three months and nine months ended September 30, 2011 and 2012.

					% Change
					Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2011	2012	2011	2012	2012 vs. 2011	2012 vs. 2011
	(dollars in millions)		(dollars in millions)
Net revenues—GE	$123.1	$125.3	$358.5	$367.4	1.8%	2.5%
Net revenues—Global Clients	306.5	365.8	799.3	1,026.8	19.4%	28.5%

Total net revenues	429.6	491.2	1,157.7	1,394.3	14.3%	20.4%

Cost of revenue	268.3	297.3	736.8	847.9	10.8%	15.1%
Gross profit	161.3	193.9	420.9	546.3	20.2%	29.8%
Gross profit Margin %	37.5%	39.5%	36.4%	39.2%
Operating expenses
Selling, general and administrative expenses	95.9	118.5	250.0	337.8	23.6%	35.1%
Amortization of acquired intangible assets	5.8	6.0	14.0	17.1	4.5%	22.4%
Other operating (income) expense, net	2.9	(0.6)	2.6	(2.1)	120.8%	181.4%

Income from operations	56.7	70.0	154.3	193.6	23.3%	25.4%
Income from operations % of Net revenues	13.2%	14.2%	13.3%	13.9%
Foreign exchange (gains) losses, net	(9.7)	13.2	(12.4)	(5.1)	235.8%	59.1%
Other income (expense), net	2.1	(14.9)	8.3	(15.8)	(795.5)%	(290.5)%

Income before Equity-method investment activity, net and income tax expense	68.6	41.8	175.0	182.9	(39.1)%	4.5%
Equity-method investment activity, net	0.0	(0.1)	0.3	(0.0)	(338.1)%	(108.3)%

Income before income tax expense	68.6	41.9	174.7	182.9	(39.0)%	4.7%
Income tax expense	18.9	15.2	46.4	53.2	(19.4)%	14.8%

Net Income	49.7	26.6	128.3	129.7	(46.5)%	1.0%
Net income attributable to noncontrolling interest	1.7	1.4	5.2	4.9	(13.3)%	(6.2)%

Net income attributable to Genpact Limited shareholders	$48.0	$25.2	$123.2	$124.8	(47.6)%	1.3%

Net income attributable to Genpact Limited shareholders % of Net revenues	11.2%	5.1%	10.6%	9.0%

“Net revenues-Global Clients” disclosed above includes revenues earned from Carnation Auto, a client in which one of our directors has a controlling interest, and General Atlantic, another client which was a significant shareholder in the Company as of September 30, 2012.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net revenues. Our net revenues increased by $61.6 million, or 14.3%, in the third quarter of 2012 to $491.2 million up from $429.6 million in the third quarter of 2011. Our growth in net revenues was primarily due to an increase in business process management services for Global Clients as well as the acquisition of Accounting Plaza in the second quarter of 2012. Our average headcount increased by 15.5% to approximately 57,800 in the third quarter of 2012 from approximately 50,100 in the third quarter of 2011. Our average annualized revenue per employee was approximately $34.1 thousand in the third quarter of 2012 compared to approximately $34.3 thousand in the third quarter of 2011.

Revenues from business process management services as a percentage of total net revenues increased to 76.1% in the third quarter of 2012 from 74.3% in the third quarter of 2011. Revenues from business process management services grew 17.0% to $373.7 million in the third quarter of 2012 from $319.3 million in the third quarter of 2011, led by growth in revenues from Global Clients including revenues from the acquisition of Accounting Plaza. Revenues from our information technology business increased by $7.2 million, or 6.6%, in the third quarter of 2012 compared to the third quarter of 2011, primarily driven by growth in information technology services for Global Clients including revenues from the acquisition of Accounting Plaza, and GE. As a percentage of net revenues, revenue from our information technology business was 23.9% in the third quarter of 2012 compared to 25.7% in the third quarter of 2011.

Net revenues from GE increased by $2.3 million, or 1.8%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2011, revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for the part of the year prior to their divesture by GE and as Global Clients net revenues following their divesture by GE. After excluding such dispositions by GE in 2011, GE revenues for the third quarter of 2012 increased by 1.9% over the third quarter of 2011. This increase was driven by growth in information technology service offerings for GE Energy Infrastructure and was partially offset by deletions and price reductions in certain statements of work, or SOWs. As a result of higher growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 28.7% in the third quarter of 2011 to 25.5% in the third quarter of 2012.

Net revenues from Global Clients increased by $59.3 million, or 19.4%, compared to the third quarter of 2011. $25.9 million, or 43.7%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, hospitality, pharmaceutical, and healthcare industries. $23.2 million, or 39.1%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. The balance of the increase in net revenues from Global Clients was primarily attributable to the acquisition of Accounting Plaza in the second quarter of 2012 partially offset by a decline in revenues from clients in the capital markets industry. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $0.1 million as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 71.3% in the third quarter of 2011 to 74.5% in the third quarter of 2012.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Three Months Ended September 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$184.7	$203.0	9.9%
Operational expenses	70.6	82.2	16.5
Depreciation and amortization	13.0	12.0	(7.8)

Cost of revenue	$268.3	$297.3	10.8%

Cost of revenue as a percentage of total net revenues	62.5%	60.5%

Cost of revenue increased by $28.9 million, or 10.8%. This increase in cost of revenue was attributable to higher personnel and operational expenses incurred for transitions for new contracts. The increase also relates to the general growth of our business and the acquisition of Accounting Plaza in the second quarter of 2012. This increase was partially offset by depreciation of the Indian rupee against the U.S. dollar in the three months ended September 30, 2012 compared to three months ended September 30, 2011.

Approximately one-fourth of the increase in cost of revenue relates to the acquisition of Accounting Plaza. $4.8 million, or 16.7%, of the increase in cost of revenue relates to higher facility and infrastructure related expenses and business related travel. The remaining increase in cost of revenue was due to an increase in personnel expenses as a result of increased headcount and wage inflation in the three months ended September 30, 2012 compared to three months ended September 30, 2011. This increase in cost of revenue was partially offset by the depreciation of the Indian rupee against the U.S. dollar and lower growth in the number of operations personnel in the third quarter of 2012 compared to the third quarter of 2011, resulting in reduced allocation to cost of revenue. As a result, our cost of revenue as a percentage of net revenues decreased from 62.5% in the third quarter of 2011 to 60.5% in the third quarter of 2012.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $18.3 million, or 9.9%. One quarter of the increase in personnel expenses relates to the acquisition of Accounting Plaza in the second quarter of 2012. Our average operational headcount, other than related to such acquisition, increased by approximately 5,600 employees, or 12.8%, in the third quarter of 2012 compared to the third quarter of 2011. The increase in personnel expenses was also due to hiring new employees to manage growth and overall wage inflation and was partially offset by foreign exchange volatility as described above. As a result, personnel expenses as a percentage of net revenues decreased from 43.0% in the third quarter of 2011 to 41.3% in the third quarter of 2012.

Operational expenses increased by $11.6 million, or 16.5%. More than one-fifth of the increase in operational expenses was due to the acquisition mentioned above. The balance of the increase in operational expenses was attributable to higher facility and infrastructure costs as a result of the expansion of our infrastructure and IT related facilities in India and the U.S., and business related travel. The increase in operational expenses was partially offset by foreign exchange volatility as described above and reduced allocation to cost of revenue due to lower growth in operations personnel in the third quarter of 2012. As a result, the operational expenses as a percentage of net revenues increased from 16.4% in the third quarter of 2011 to 16.7% in the third quarter of 2012.

Depreciation and amortization expenses as a component of cost of revenue decreased by $1.0 million, or 7.8%. This decrease was primarily due to the foreign exchange volatility as described above and reduced allocation to cost of revenue. This decrease was partially offset by the acquisition of Accounting Plaza in the second quarter of 2012 and the general growth of our business. As a result, as a percentage of net revenues, depreciation and amortization expenses declined to 2.4% in the third quarter of 2012 from 3.0% in the third quarter of 2011.

As a result of the foregoing, our gross profit increased by $32.7 million, or 20.2%, and our gross margin increased from 37.5% in the third quarter of 2011 to 39.5% in the third quarter of 2012.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Three Months Ended September 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$65.7	$80.4	22.4%
Operational expenses	27.9	35.9	28.9
Depreciation and amortization	2.3	2.2	(5.0)

Selling, general and administrative expenses	$95.9	$118.5	23.6%

SG&A as a percentage of total net revenues	22.3%	24.1%

Selling, general and administrative expenses, or SG&A expenses, increased by $ 22.7 million, or 23.6%. $6.3 million, or 27.9%, of the increase in selling, general and administrative expenses relates to consultancy and legal fees including fees related to the payment of the special cash dividend and consultancy fees relating to the 2012 Recapitalization, and travel and living expenses. Approximately 18.1% of the increase in SG&A expenses was due to the acquisition of Accounting Plaza in the second quarter of 2012. The balance of the increase in selling, general and administrative expenses was due to an increase in personnel expenses on account of growth in our sales team and general wage inflation. The increase in selling, general and administrative expenses was partially offset by the depreciation of the Indian rupee against the U.S. dollar in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a result, as a percentage of net revenues, SG&A expenses increased from 22.3% in the third quarter of 2011 to 24.1% in the third quarter of 2012.

Personnel expenses increased by $14.7 million, or 22.4%. This increase in personnel expenses was as a result of an increase in business development expenses due to growth in our sales team, the above mentioned acquisition, and general wage inflation. This increase in personnel expenses was partially offset by the foreign exchange volatility described above, and a reduction in stock based compensation from $7.5 million in the third quarter of 2011 to $4.6 million in the third quarter of 2012 primarily due to a revision in the estimated forfeiture related to certain performance share units issued in 2011. As a percentage of net revenues, personnel expenses increased from 15.3% in the third quarter of 2011 to 16.4% in the third quarter of 2012.

The operational expenses component of SG&A expenses increased by $8.0 million, or 28.9%. More than half of the increase in operational expenses relates to consultancy and legal fees consisting of fees related to new product development and domain expertise, legal expenses pertaining to higher deal volumes, fees related to the payment of the special cash dividend and consultancy fees relating to the 2012 Recapitalization. The increase in operational expenses was also due to the acquisition of Accounting Plaza, which contributed approximately 15.3% of the increase in operational expenses. The balance of the increase in operational expenses was attributable to higher travel and living expenses due to increased travel by our sales team partially offset by foreign exchange volatility as described above and a decline in communication and other expenses. The operational expenses were higher in the third quarter of 2011 due to a reserve for doubtful debt of $3.9 million in connection with the bankruptcy filing of a client acquired through the Headstrong acquisition. As a result, operational expenses as a percentage of net revenues increased from 6.5% in the third quarter of 2011 to 7.3% in the third quarter of 2012.

Depreciation and amortization expenses as a component of SG&A expenses decreased marginally by $0.1 million to $2.2 million in the third quarter of 2012. The decrease in depreciation and amortization expenses was primarily due to the foreign exchange volatility described above and was partially offset by the acquisition of Accounting Plaza in the second quarter of 2012 and the general growth of our business.

Amortization of acquired intangibles. In the third quarters of 2011 and 2012, we continued to incur non-cash charges of $5.8 million and $6.0 million, respectively. As a result of the acquisition of Accounting Plaza, amortization of acquired intangibles increased by $0.8 million, which was partially offset by a $0.6 million decline in the amortization of acquired intangibles resulting from the 2004 reorganization when we began operating as an independent company, and the acquisition of Headstrong. In each case, the amortization was consistent with the applicable amortization method and estimated useful life.

Other operating (income) expense, net. Other operating income consists primarily of income from shared services with GE for use of our Delivery Centers and certain support functions that GE manages and operates with its own employees. In addition, there are certain other operating losses due to impairment of property, capital work in progress items, and an increase/decrease in the fair value of earn-out consideration relating to business acquisitions. Other operating income increased to $0.6 million in income in the third quarter of 2012 compared to a $2.9 million expense in the third quarter of 2011. This increase was due to lower impairment of $2.1 million of certain capital work in progress items in the third quarter of 2012 compared to impairment of $3.9 million in the third quarter of 2011. The balance of the increase in other operating income in the third quarter of 2012 was due to a decline in the earn-out consideration relating to business acquisitions on account of a fair value adjustment. We do not recognize shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs arising from shared services are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $13.2 million to $70.0 million in the third quarter of 2012. As a percentage of net revenues, income from operations increased from 13.2% in the third quarter of 2011 to 14.2% in the third quarter of 2012.

Foreign exchange (gains) losses, net. We recorded a foreign exchange loss of $13.2 million in the third quarter of 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting primarily from the appreciation of the Indian rupee against the U.S. dollar as of September 30, 2012 compared to the average exchange rates of the Indian rupee against the U.S. dollar in the third quarter of 2012. There was a foreign exchange gain of $9.7 million in the third quarter of 2011.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three Months ended September 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
Interest income	$3.8	$2.5	(34.7)%
Interest expense	(3.1)	(11.0)	259.9
Other income (expense)	1.5	(6.4)	(538.4)

Other income (expense), net	$2.1	$(14.9)	(795.4)%

Other income (expense), net as a percentage of total net revenues	0.5%	(3.0)%

We recorded interest and other expense, net of interest income, of $14.9 million in the third quarter of 2012 compared to interest and other income, net of interest expense, of $2.1 million in the third quarter of 2011. The increase in interest and other expense, net of interest income was primarily driven by an increase in interest expense of $5.5 million due to the accelerated amortization of debt issuance cost related to the prepayment and termination of our prior credit facility and $6.6 million in expenses pertaining to the sale of shares by our original sponsors forming part of the 2012 Recapitalization. The increase in interest expense was also due to higher borrowings under our new credit facility. The net increase in expenses was also attributable to lower interest income of $2.5 million in the third quarter of 2012 compared to $3.8 million in the third quarter of 2011 due to increased investment in higher interest bearing bank deposits and certain incentives given by the Chinese government in the third quarter of 2011. As a result of borrowings under our new credit facility, our weighted average rate of interest with respect to outstanding debt increased from 1.9% in the third quarter of 2011 to 3.1% in the third quarter of 2012.

Income before equity method investment activity, net, and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net, and income tax expenses decreased by $26.8 million. As a percentage of net revenues, income before equity method investment activity, net, and income tax decreased from 16.0% in the third quarter of 2011 to 8.5% in the third quarter of 2012.

Equity method investment activity, net. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense decreased by $26.8 million. As a percentage of net revenues, income before income tax expense decreased from 16.0% of net revenues in the third quarter of 2011 to 8.5% of net revenues in the third quarter of 2012.

Income tax expense. Our income tax expense decreased from $18.9 million in the third quarter of 2011 to $15.2 million in the third quarter of 2012, representing an effective tax rate of 37.7% in third quarter of 2012, up from 28.2% in third quarter of 2011. This increase in our effective tax rate was primarily driven by withholding taxes of $2.3 million and expenses related to the 2012 Recapitalization that were largely not tax deductible. Also, the effect of the complete sunset of the Indian tax holiday under the STPI regime for remaining exempt locations effective March 31, 2011, increased our rate but was partially offset by the growth of our operations in low tax and tax-exempt locations.

Net income. As a result of the foregoing factors, net income decreased by $23.1 million from $49.7 million in the third quarter of 2011 to $26.6 million in the third quarter of 2012. As a percentage of net revenues, our net income decreased from 11.6% of net revenues in the third quarter of 2011 to 5.4% of net revenues in the third quarter of 2012.

Net income attributable to noncontrolling interest. The noncontrolling interest was primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $1.7 million in third quarter for 2011 to $1.4 million in third quarter of 2012.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders decreased by $22.9 million from $48.0 million in the third quarter of 2011 to $25.2 million in the third quarter of 2012. As a percentage of net revenues, our net income decreased from 11.2% of net revenues in the third quarter of 2011 to 5.1% of net revenues in the third quarter of 2012.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net revenues. Our net revenues increased by $ 236.5 million, or 20.4%, in the nine months ended September 30, 2012 to $1,394.3 million up from $1,157.7 million in the nine months ended September 30, 2011. Our growth in net revenues is primarily a result of an increase in Genpact business process management services and information technology services for Global Clients as well as the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. Our average headcount increased by 20.2% to approximately 55,800 employees in the nine months ended September 30, 2012 up from approximately 46,400 employees in the nine months ended September 30, 2011. Our average annualized revenue per employee was approximately $33.7 thousand in the nine months ended September 30, 2012 compared to $34.3 thousand in the nine months ended September 30, 2011.

Revenues from business process management services as a percentage of total net revenues decreased to 76.0% in the nine months ended September 30, 2012, from 79.3% in the nine months ended September 30, 2011. Revenues from business process management grew 15.4% to $1,059.1 million in the nine months ended September 30, 2012 from $918.1 million in the nine months ended September 30, 2011, primarily led by growth in revenues from Global Clients, including revenues from the acquisition of Accounting Plaza and revenues from Headstrong’s business consulting services. Revenue from our information technology business increased by $95.5 million, or 39.8%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily driven by the acquisition of Headstrong in the second quarter of 2011 and growth in information technology services for Global Clients and GE. Excluding Headstrong, information technology services revenues grew by 18.4% in the nine months ended September 30, 2012. As a percentage of net revenues, revenue from our information technology business increased to 24.0% in the nine months ended September 30, 2012 from 20.7% in the nine months ended September 30, 2011.

Net revenues from GE increased by $9.0 million, or 2.5%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2011, revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as GE net revenues for the part of the year prior to their divesture by GE and as Global Clients net revenues after their divesture by GE. After excluding such dispositions by GE in 2011, revenues from GE for the nine months ended September 30, 2012 increased by 2.7% over the nine months ended September 30, 2011. This increase was driven by growth in business process management and information technology service offerings across GE businesses and was partially offset by deletions and price reductions in certain statements of work, or SOWs. As a result of the higher growth in revenues from Global Clients, GE net revenues declined as a percentage of our total net revenues from 31.0% in the nine months ended September 30, 2011 to 26.4% in the nine months ended September 30, 2012.

Net revenues from Global Clients increased by $227.6 million, or 28.5% compared to the nine months ended September 30, 2011. 41.5% of the increase in net revenues from Global Clients was attributable to the acquisition of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. $64.9 million, or 28.5%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, hospitality, pharmaceutical, and healthcare industries. $48.3 million, or 21.2%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. The balance of the increase in net revenues from Global Clients was from clients in the manufacturing and auto industries. A portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $0.7 million described above. As a percentage of total net revenues, net revenues from Global Clients increased from 69.0% in the nine months ended September 30, 2011 to 73.6% in the nine months ended September 30, 2012.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Nine Months Ended September 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$496.5	$583.6	17.5%
Operational expenses	200.7	228.3	13.7
Depreciation and amortization	39.6	36.0	(9.0)

Cost of revenue	$736.8	$847.9	15.1%

Cost of revenue as a percentage of total net revenues	63.6%	60.8%

Cost of revenue increased by $111.1 million, or 15.1%. This increase in cost of revenue was primarily attributable to higher personnel and operational expenses as a result of the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. The increase in cost of revenue was also due to higher personnel and operational expenses incurred for transitions for new contracts and the general growth of our business.

Approximately 59.5% of the increase in cost of revenue relates to acquisitions as mentioned above. $11.5 million, or 10.3%, of the increase in cost of revenue relates to higher facility and infrastructure related expenses, business related travel, communication and other expenses partially offset by a decline in charges recoverable from clients. The remaining increase in cost of revenue was due to an increase in personnel expenses due to increased headcount and wage inflation. This increase in cost of revenue was partially offset by the depreciation of the Indian rupee against the U.S. dollar in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and lower growth in the number of operations personnel, resulting in reduced allocation to cost of revenue. As a result, our cost of revenue as a percentage of net revenues decreased from 63.6% in the nine months ended September 30, 2011 to 60.8% in the nine months ended September 30, 2012.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $87.1 million, or 17.5%. Approximately 57.3% of the increase in personnel expenses relates to the acquisitions described above. Our average operational headcount, excluding the acquisitions, increased by approximately 4,800 employees, or 12.3%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was also due to hiring new resources to manage growth and overall wage inflation and was partially offset by the foreign exchange volatility described above. As a result, personnel expenses as a percentage of net revenues decreased from 42.9% in the nine months ended September 30, 2011 to 41.9% in the nine months ended September 30, 2012.

Operational expenses increased by $27.6 million, or 13.7%. Approximately 57.5% of the increase in operational expenses was due to the acquisitions described above. The balance of the increase in operational expenses was due to higher facility and infrastructure costs as a result of the expansion of our infrastructure and IT related facilities in India, China and the Philippines, and business related travel, communication and other expenses. This increase was partially offset by a decline in charges recoverable from clients, foreign exchange volatility as described above, and reduced allocation to cost of revenue due to lower growth in the number of operations personnel in the nine months ended September 30, 2012. As a result, the operational expenses as a percentage of net revenues decreased from 17.3% in the nine months ended September 30, 2011 to 16.4% in the nine months ended September 30, 2012.

Depreciation and amortization expenses as a component of cost of revenue decreased by $3.6 million, or 9.0%. This decrease was primarily due to the foreign exchange volatility described above and reduced allocation to cost of revenue, partially offset by the acquisitions mentioned above and the general growth of our business. As a percentage of net revenues, depreciation and amortization expenses declined to 2.6% in the nine months ended September 30, 2012 from 3.4% in the nine months ended September 30, 2011.

As a result of the foregoing, our gross profit increased by $125.4 million, or 29.8%, and our gross margin increased from 36.4% in the nine months ended September 30, 2011 to 39.2% in the nine months ended September 30, 2012.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Nine Months Ended September 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)

Personnel expenses	$172.6	$230.9	33.8%
Operational expenses	71.3	100.3	40.7
Depreciation and amortization	6.1	6.6	7.4

Selling, general and administrative expenses	$250.0	$337.8	35.1%

SG&A as a percentage of total net revenues	21.6%	24.2%

Selling, general and administrative expenses, or SG&A expenses, increased by $87.8 million, or 35.1%. Approximately 30.2% of the increase in SG&A expenses was due to the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. $24.7 million, or 28.2%, of the increase in selling, general and administrative expenses relates to consultancy and legal fees including fees related to the payment of the special cash dividend and consultancy fees relating to the 2012 Recapitalization, travel and living expenses, higher facility and infrastructure related expenses, and communication and other expenses. The increase in selling, general and administrative expenses was also due to higher allocation of cost due to lower growth in the number of operations personnel in the nine months ended September 30, 2012. The balance of the increase in selling, general and administrative expenses was due to an increase in personnel expenses due to the growth of our sales team and general wage inflation and was partially offset by the depreciation of the Indian rupee against the U.S. dollar in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a result, as a percentage of net revenues, SG&A expenses increased from 21.6% in the nine months ended September 30, 2011 to 24.2% in the nine months ended September 30, 2012.

Personnel expenses increased by $58.3 million, or 33.8%. This increase in personnel expenses was a result of increases in business development expenses due to the growth of our sales team, the above mentioned acquisitions, and general wage inflation. In addition, the increase in personnel expenses was attributable to an increase in stock based compensation, which increased from $14.1 million in the nine months ended September 30, 2011 to $18.1 million in the nine months ended September 30, 2012. The increase in stock based compensation was primarily related to performance and restricted stock units issued in 2011 and performance stock units issued in 2012. The increase in personnel expenses was partially offset by the foreign exchange volatility described above. As a percentage of net revenues, personnel expenses increased from 14.9% in the nine months ended September 30, 2011 to 16.6% in the nine months ended September 30, 2012.

The operational expenses component of SG&A expenses increased by $29.0 million, or 40.7%. Approximately 44.2% of the increase in operational expenses relates to consultancy and legal fees consisting of fees related to new product development and domain expertise, legal expenses pertaining to higher deal volumes and fees related to the payment of the special cash dividend and consultancy fees relating to the 2012 Recapitalization. The increase in operational expenses was also due to the acquisitions mentioned above which contributed approximately 13.1% of the increase in operational expenses. The balance of the increase in operational expenses was attributable to higher facility and infrastructure related expenses, including higher allocation to SG&A expenses as described above and higher travel and living expenses due to increased sales travel and communication and other expenses partially offset by the foreign exchange volatility described above. As a result, operational expenses as a percentage of net revenues increased from 6.2% in the nine months ended September 30, 2011 to 7.2% in the nine months ended September 30, 2012.

Depreciation and amortization expenses as a component of SG&A expenses increased by $0.5 million to $6.6 million in the nine months ended September 30, 2012. This increase in depreciation and amortization expenses was primarily due to the acquisitions mentioned above and higher allocation to SG&A expenses as described above. This increase was partially offset by the foreign exchange volatility described above. As a percentage of net revenues, depreciation and amortization expenses remained constant at 0.5% in the nine months ended September 30, 2012 and 2011.

Amortization of acquired intangibles. In the nine months ended September 30, 2011 and 2012, we incurred non-cash charges of $14.0 million and $17.1 million, respectively. As a result of the acquisitions described above, amortization of acquired intangibles increased by $4.3 million, and this increase was partially offset by a decline in the amortization of acquired intangibles resulting from the 2004 reorganization when we began operating as an independent company. In each case, the amortization was consistent with the applicable amortization method and its useful life.

Other operating (income) expense, net. Other operating income consists primarily of income from shared services with GE for the use of our Delivery Centers and certain support functions that GE manages and operates with its own employees. In addition, there are certain other operating losses due to impairment of property, capital work in progress items, and an increase/decrease in the fair value of earn-out consideration relating to business acquisitions. Other operating income increased to $2.1 million income in the nine months ended September 30, 2012 compared to $2.6 million expense in the nine months ended September 30, 2011. This increase was due to lower impairment of $2.1 million to certain capital work in progress items in the nine months ended September 30, 2012 compared to impairment of $5.3 million in the nine months ended September 30, 2011. The balance of the increase in other operating income in the nine months ended September 30, 2012 was primarily due to a decline in the earn-out consideration relating to business acquisitions on account of a fair value adjustment. We do not recognize shared services income as net revenues because it is not currently one of our primary service offerings; however, our costs arising from shared services are included in cost of revenue and SG&A.

Income from operations. As a result of the foregoing factors, income from operations increased by $39.2 million to $193.6 million in the nine months ended September 30, 2012. As a percentage of net revenues, income from operations increased from 13.3% in the nine months ended September 30, 2011 to 13.9% in the nine months ended September 30, 2012.

Foreign exchange (gains) losses, net. We recorded a foreign exchange gain of $5.1 million in the nine months ended September 30, 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from movement of the Indian rupee against the U.S. dollar, compared to a foreign exchange gain of $12.4 million in the nine months ended September 30, 2011.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Nine Months ended September 30,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011

Interest income	$10.9	$8.0	(27.1)%
Interest expense	(5.7)	(18.0)	217.7
Other income	3.0	(5.7)	(290.3)

Other income (expense), net	$8.3	$(15.8)	(290.5)%

Other income (expense), net as a percentage of total net revenues	0.7%	(1.1)%

We recorded interest and other expense, net of interest income, of $15.8 million in the nine months ended September 30, 2012 compared to interest and other income, net of interest expense, of $8.3 million in the nine months ended September 30, 2011. The increase in interest and other expense, net of interest income was primarily driven by an increase in interest expense of $5.5 million due to the accelerated amortization of debt issuance costs related to the prepayment and termination of our prior credit facility and $6.6 million in expenses pertaining to the sale of shares by our original sponsors forming part of the 2012 Recapitalization. The increase in interest expense, net was also due to higher borrowings in the third quarter of 2012 under our new credit facility. The net increase in expenses was also attributable to lower interest income of $8.0 million in the nine months ended September 30, 2012 compared to $10.9 million in the nine months ended September 30, 2011, due to increased investment in higher interest bearing bank deposits in the nine months ended September 30, 2011 and due to the receipt of interest income on an income tax refund and certain incentives from the Chinese government in the nine months ended September 30, 2011. As a result of borrowings under our new credit facility, our weighted average rate of interest with respect to outstanding debt increased from 1.8% in the nine months ended September 30, 2011 to 2.5% in the nine months ended September 30, 2012.

Income before equity method investment activity, net, and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net, and income tax expense increased by $7.9 million. As a percentage of net revenues, income before equity method investment activity, net, and income tax expense decreased from 15.1% in the nine months ended September 30, 2011 to 13.1% in the nine months ended September 30, 2012.

Equity method investment activity, net. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $8.2 million. As a percentage of net revenues, income before income tax expense decreased from 15.1% of net revenues in the nine months ended September 30, 2011 to 13.1% of net revenues in the nine months ended September 30, 2012.

Income tax expense. Our income tax expense increased from $46.4 million in the nine months ended September 2011 to $53.2 million in the nine months ended September 2012, representing an effective tax rate of 29.9% in the nine months ended September 2012, up from 27.4% in in the nine months ended September 2011. This increase in our effective tax rate is primarily driven by withholding taxes of $2.3 million and expenses related to the 2012 Recapitalization that were largely not tax deductible. Also, the effect of the complete sunset of the Indian tax holiday under the STPI regime for remaining exempt locations effective March 31, 2011, increased our rate but was partially offset by benefits related to the settlement of prior year tax liabilities with various tax authorities and the growth of our operations in low tax and tax-exempt locations.

Net income. As a result of the foregoing factors, net income increased by $1.3 million from $128.3 million in the nine months ended September 30, 2011 to $129.7 million in the nine months ended September 30, 2012. As a percentage of net revenues, our net income decreased from 11.1% of net revenues in the nine months ended September 30, 2011 to 9.3% of net revenues in the nine months ended September 30, 2012.

Net income attributable to noncontrolling interest. The noncontrolling interest is primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE, in 2007. It primarily represents the apportionment of profits to the minority partners of ICE. Net income attributable to noncontrolling interest decreased from $5.2 million in the nine months ended September 30, 2011 to $4.9 million in the nine months ended September 30, 2012.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $1.6 million from $123.2 million in the nine months ended September 30, 2011 to $124.8 million in the nine months ended September 30, 2012. As a percentage of net revenues, our net income decreased from 10.6% of net revenues in the nine months ended September 30, 2011 to 9.0% in the nine months ended September 30, 2012.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2011 and September 30, 2012 is presented below:

	As of December 31, 2011	As of September 30, 2012	% Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$408.0	$394.5	(3.3)%
Short-term borrowings	252.0	80.7	(68.0)
Long-term debt due within one year	29.0	5.0	(82.8)
Long-term debt other than the current portion	73.9	658.1	790.2
Genpact Limited total shareholders’ equity	$1,433.1	$1,150.3	(19.7)%

Financial Condition

We finance our operations and our expansion including acquisitions with cash from operations and borrowing facilities.

On August 30, 2012, we fully prepaid and terminated our prior credit facility of $380.0 million and entered into a new credit facility of $925.0 million to repay our earlier credit facility of $380.0 million, to fund in part the special cash dividend and to provide for our general corporate purposes including working capital requirements. Our new credit agreement provides for a term loan of $675.0 million and a revolving credit facility of $250.0 million. As of September 30, 2012, we had fully drawn $675.0 million of the term loan, and a total of $88.5 million was utilized from the revolving credit facility, which represented a funded drawn down of $80.0 million and a non-funded drawdown of $8.5 million.

Our cash and cash equivalents were $394.5 million as of September 30, 2012 compared to $408.0 million as of December 31, 2011. Our cash and cash equivalents as of September 30, 2012 were comprised of (a) $165.8 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $218.0 million in deposits with banks to be used for medium term planned expenditure and capital requirements, (c) $10.0 million in U.S. Treasury bills with an original maturity of less than three months and (d) $0.7 million as restricted cash balance.

As of September 30, 2012, $267.9 million of the $394.5 million of cash and cash equivalents was held by our foreign subsidiaries and branch offices. We intend to either permanently reinvest $252.9 million of the cash held by our foreign subsidiaries or repatriate it in a tax-free manner. We have accrued U.S. taxes on the remaining cash of $15.0 million held by one of our foreign subsidiaries and the same can be repatriated to the U.S. without accruing any additional U.S. tax expense.

We expect that in the future our cash from operations, cash reserves and unused capacity under our credit facility will be sufficient to finance our operations as well as our growth and expansion. Our working capital needs are primarily to finance our payroll and other related administrative and information technology expenses in advance of the receipt of accounts receivable. Our capital requirements include the opening of new Delivery Centers, as well as financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,		% Change
	2011	2012	Increase/(Decrease)
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$177.1	$209.5	(18.3)%
Investing activities	(506.4)	(114.5)	(77.4)
Financing activities	341.8	(106.1)	131.0

Net increase (decrease) in cash and cash equivalents	$12.5	$(11.1)	(188.9)%

Cash flows from operating activities. Our net cash generated from operating activities was $209.5 million in the nine months ended September 30, 2012 compared to $177.1 million in the nine months ended September 30, 2011. This increase in cash flow from operating activities was primarily driven by the receipt of a substantial upfront payment of $33.0 million from a large existing client to fund certain investments to be made, including upgrading facilities, infrastructure and technology used to service that client’s processes. Our net income adjusted for amortization and depreciation and other non-cash items increased by $5.9 million resulting in increased cash flow from operations. In addition, there was an increase in liabilities due to a receipt of $12.0 million from the client mentioned above, to be refunded over the next six years if the client meets its specified revenue commitment each year. There was also an increase in accrued expenses and other liabilities in the nine months ended September 30, 2012 due to better management of vendor payables, changes in employee related accruals and accruals pertaining to the 2012 Recapitalization. This increase was partially offset by a $8.6 million increase in accounts receivable coupled with an increase in days sales outstanding due to lower collections, as the third quarter of 2012 ended on a weekend, and by payments for taxes due primarily on 2011 income as well as security deposits for new sites in the nine months ended September 30, 2012 compared to a refund of security deposits of $3.5 million in the third quarter of 2011 and the realization of NHIS acquisition related receivables of $3.8 million.

Cash flows from investing activities. Our net cash used for investing activities was $114.5 million in the nine months ended September 30, 2012 compared to $506.4 million in the nine months ended September 30, 2011. This decrease was primarily due to the payment of $54.5 million, net of cash acquired, for the acquisition of Accounting Plaza, Atyati and Triumph in the nine months ended September 30, 2012 compared to the payment of $561.8 million, net of cash acquired, for the acquisitions of Headstrong and Akritiv, in the nine months ended September 30, 2011. The decrease in net cash used for investing activities in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was partially offset by the net proceeds of $77.0 million from the sale of U.S. Treasury bills, net of purchases, during the nine months ended September 30, 2011. The decrease was also partially offset by payments for purchases of property, plant and equipment (net of sale proceeds) of $59.8 million in the nine months ended September 30, 2012 compared to $21.6 million in the nine months ended September 30, 2011.

Cash flows from financing activities. Our net cash used for financing activities was $106.1 million in the nine months ended September 30, 2012 compared to net cash provided by financing activities of $341.8 million in the nine months ended September 30, 2011. This decrease was primarily due to the payment of the special cash dividend of $501.6 million in the nine months ended September 30, 2012. The payment of the special cash dividend was partially funded through a new credit facility of $925.0 million

(consisting of a term loan of $675.0 million and a revolving credit facility of $250.0 million), out of which $755.0 million was withdrawn by fully drawing $675.0 million of term loan and utilizing $80.0 million of the revolving credit facility. This resulted in an increase in cash flows from short and long term borrowings, net of $383.2 million after repaying the existing facility, and upfront fees of $14.4 million in the nine months ended September 30, 2012, compared to an increase from short and long term borrowings, net of $337.9 million, due to the credit facility of $380.0 million (consisting of a term loan of $120.0 million and a short term credit facility of $260.0 million) taken in the nine months ended September 30, 2011 to fund in part the acquisition of Headstrong and for repayment of the earlier credit facility.

Financing Arrangements (Credit Facility)

On August 30, 2012, we fully prepaid and terminated our prior credit facility of $380.0 million and entered into a new credit agreement of $925.0 million consisting of a $675.0 million term loan and a $250.0 million revolving credit facility. Borrowing under the new credit agreement bears interest of LIBOR (LIBOR floor of 1%) plus a margin of 3.25% on the term loan and LIBOR plus a margin of 3.25% on the funded revolver. The unutilized amount on the revolving facility bears a commitment fee of 0.50%. Under the new credit agreement we can borrow additional funds without approval from the lenders to the extent our consolidated net leverage ratio does not exceed 2.25.

Total long-term debt excluding capital lease obligations was $663.1 million as of September 30, 2012 compared to $102.9 million as of December 31, 2011. The increase in long-term debt is due to new borrowings for repayment of the balance outstanding under the earlier credit facility of $380.0 million, for financing in part the payment of the special cash dividend and to provide for our general corporate purposes including working capital requirements. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 2.5% for the nine months ended September 30, 2012 compared to 1.8% for the nine months ended September 30, 2011. In addition, we must comply with certain covenants pertaining to our leverage ratio. For the quarter ended September 30, 2012, we are in compliance with all of the financial covenants and material undertakings described above.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of September 30, 2012, short-term credit facilities available to the Company aggregated $250.0 million, which are under the same agreement as our new long-term debt facility. As of September 30, 2012 a total of $88.5 million was utilized, representing a funded drawdown of $80.0 million and non-funded drawdown of $8.5 million.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2012:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$80.7	$80.7	$—	$—	$—
Long-term debt	663.1	5.0	10.0	10.1	638.0
Capital leases	3.8	1.4	1.8	0.6	—
Operating leases	175.4	37.8	61.0	64.5	12.0
Purchase obligations	15.6	15.6	—	—	—
Capital commitments net of advances	12.6	12.6	—	—	—
Contingent/Deferred Consideration Fair Value	21.9	7.0	15.0	—	—
Other long-term liabilities	167.8	57.6	94.5	15.7	—

Total contractual cash obligations	1,140.9	217.6	182.3	90.9	650.1

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

During the nine months ended September 30, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarter ended September 30, 2012, our management excluded an evaluation of the disclosure controls and procedures of Accounting Plaza, Triumph and Atyati, companies we acquired in the nine months ended September 30, 2012. See Note 3 to the Consolidated Financial Statements for a discussion of these acquisitions.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and the other information set forth below and elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

We do not intend to pay dividends in the foreseeable future.

On August 30, 2012, we declared a special cash dividend of $2.24 per share, or approximately $502 million in the aggregate, which we paid on September 24, 2012 to the holders of record as of September 10, 2012. Apart from the payment of this special cash dividend, for the foreseeable future, we do not anticipate paying any further cash dividends on our common shares. Our ability to pay dividends will also continue to be subject to restrictive covenants contained in credit facility agreements governing indebtedness we and our subsidiaries have incurred or may incur in the future, including the credit facility agreement we entered into in connection with the payment of the special cash dividend.

We may be unable to service our debt or obtain additional financing on competitive terms.

Our credit agreement contains covenants which require maintenance of certain financial ratios and also, under certain conditions, restricts our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the credit agreement. Our credit agreement also provides that a substantial majority of the outstanding principal of the $675 million term loan is to be paid in a single payment at the end of the seven-year term. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt which could adversely affect our business and financial condition.

In addition, we have limited ability to increase our borrowings under our existing credit agreement without increased pricing. We may in the future require additional financing to fund one or more acquisitions and may not be able to obtain such additional financing on competitive terms which could restrict our ability to complete such transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and September 30, 2012, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2011 and September 30, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2012, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2012

GENPACT LIMITED

By: /s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By: /s/ MOHIT BHATIA
Mohit Bhatia
Chief Financial Officer

Exhibit Number	Description
3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and September 30, 2012, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2011 and September 30, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2012, and (vi) Notes to the Consolidated Financial Statements.