Form 10-K
period 2012-12-31
Genpact LTD
filed 2013-03-01
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2012, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, was $2,217,867,666, based on the closing price of the registrant’s common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $16.63 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

As of February 15, 2013, there were 226,612,476 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accounting Fees and Services.

i

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the “Annual Report”) in, among other sections, Item 1—“Business”, Item 1A—“Risk Factors”, and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A—“Risk Factors” in this Annual Report. These forward looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political or economic instability in countries where we have operations;

•	worldwide political, economic or business conditions;

•	political, economic or business conditions where our clients operate;

•	expected spending on business process and information technology services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States and Europe;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	Our relative dependence on the General Electric Company (GE);

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

ii

•	increases in wages in locations in which we have operations;

•	financing terms, including, but not limited to, changes in LIBOR;

•	restrictions on visas for our employees traveling to North America and Europe;

•	our ability to maintain pricing and asset utilization rates;

•

fluctuations in exchange rates between the U.S. dollar, the Euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines Peso, Guatemalan quetzal, Mexican peso, Moroccan dirham, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian Real, Swiss Franc, Swedish krona, Danish krone, Thai baht, Kenyan shilling, Czech koruna, Canadian dollar and Saudi Arabian Riyal;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process and technology management services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	further deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

Although we believe the expectations reflected in the forward-looking statements are reasonable at the time they are made, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward looking statements. We are under no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and Form 8-K reports to the SEC.

iii

PART I

Item 1.    Business

Overview

We are a global leader in business process management and information technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across their enterprises. We believe our Smart Enterprise Processes (SEP SM) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, our 60,000+ professionals around the globe deliver services to more than 700 clients from a network of more than 70 delivery centers across 18 countries supporting more than 30 languages. In 2012, we had net revenues of $1.9 billion, of which approximately 74% was from clients other than GE, which we refer to as Global Clients.

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

Our business was initially conducted through various entities and divisions of GE. In 2004, GE placed these operations under a newly formed Luxembourg company and sold indirect interests in us to General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. In 2007, we became a Bermuda company named Genpact Limited and completed our initial public offering. In 2012, General Atlantic and Oak Hill sold the majority of their interests in us to affiliates of Bain Capital Investors, LLC, or Bain Capital. As of December 31, 2012, Bain Capital owned approximately 26% of our outstanding equity.

We use the terms “Genpact,” “Company,” “we” and “us” to refer to both our predecessor company and its subsidiaries, and Genpact Limited and its subsidiaries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Our Solution

Our vision is to be the global leader in helping businesses make smarter decisions and realize better business outcomes through a continuum of process, analytics and technology. We seek to build long-term client relationships with companies that wish to improve the ways in which they do business and to whom we can offer a full range of services. With our broad and deep capabilities and our global delivery platform, our goal is to deliver comprehensive solutions and continuous process improvement to clients around the world and across multiple industries.

Our Expertise

Our business increasingly focuses on industry verticals in banking and insurance, capital markets, consumer goods and retail, life sciences (pharmaceuticals), infrastructure, manufacturing and services, and healthcare.

Our offerings in these core vertical activities are driven by our broad end-to-end process expertise, which includes:

•	finance and accounting services;

•	Smart Decision Services, including analytics and research, business consulting, enterprise risk consulting and re-engineering;

•	supply chain and procurement services;

•	enterprise application services;

•	IT management services; and

•	collections and customer services.

We seek to deliver significant business impact for our clients by redesigning and operating a combination of processes, as well as providing multiple services that combine elements of several of our service offerings. In offering services across our global delivery platform, we draw on core capabilities in process expertise, analytical ability and technology expertise, as well as the operational insight we have acquired from our experience in managing thousands of processes for our clients.

•

Process Expertise.  We have extensive experience in operating a wide range of processes and have used this expertise to develop SEPSM. We believe we are building the science of process through SEPSM which is a unique, scientific, and highly granular approach to managing business processes. In addition to efficiency, it focuses on maximizing process effectiveness, which can deliver up to five times the end business outcomes, such as cash flow and margins, when compared to processes that run at average or below. We also apply the principles of Six Sigma and Lean to eliminate defects and variation and reduce inefficiency. Through our Six Sigma and Lean process rigor we also develop and track operational metrics to measure process performance as a means of monitoring service levels and enhancing productivity.

•

Analytical and Research Capabilities.  Our analytical and research capabilities are central to our ability to improve business processes. They enable us to work with our clients and identify weaknesses in business processes and redesign and re-engineer them to create additional business value. The confluence of big data, regulatory changes and social media are causing a major shift in the way businesses operate. We help our clients harness data to identify trends and issues, uncover new insights, identify and prevent future risks and fine-tune operations to make smarter decisions and meet business goals. We also rigorously apply analytical methodologies, which we use to measure and enhance performance of our client services. In addition, we apply these methodologies to measure and improve our own internal functions, including recruitment and retention of personnel.

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

Our Strategic Client Model

We seek to create long-term relationships with our clients where they view us as an integral part of their organization and not just as a service provider. These relationships often begin with the outsourcing of discrete processes or with shorter-cycle Smart Decision Services engagements in analytics and research, business consulting, enterprise risk consulting or re-engineering. Over time, these relationships expand to encompass multiple business processes across a broader set of functions and geographic areas. No matter how large or small the engagement, we strive to be a seamless extension of our client’s operations. To achieve this goal, we developed the Genpact Virtual Captive SM model for service delivery, and we may implement all or some of its features in any given client relationship, depending on the client’s needs. Under this approach, we provide a client with dedicated employees and management as well as dedicated infrastructure at our delivery centers to create a virtual extension of the client’s own team and environment. We train our personnel in the client’s culture so that they are familiar not only with the process but with the business environment in which it is being executed.

Our Global Delivery Platform

We have a global network of more than 70 delivery centers in 18 countries. Our Delivery Centers are located in India, Brazil, China, Colombia, the Czech Republic, Guatemala, Hungary, Japan, Kenya, Mexico, Morocco, the Philippines, Poland, the Netherlands, Romania, South Africa, the United Arab Emirates and the United States. Our presence in locations around the world provides us with multi-lingual capabilities, access to a larger talent pool, “near-shoring” capabilities to take advantage of time zones, as well as the ability to provide services from the United States. With this network, we can manage complex processes in multiple geographic regions. We use different locations for different types of services depending on the specific client needs and the mix of skills and cost of employees available in each location. We have been a pioneer in our industry in opening centers in several cities in India as well as in some of the other countries in which we operate and become an employer of choice in those locations. We expect to continue to expand our global footprint in order to better serve our clients. We also have a number of employees who work directly in client locations or provide services from a virtual environment which offers flexibility for both clients and employees.

Our People and Culture

We have an experienced and cohesive leadership team. Many members of our leadership team developed their management skills working within GE and many of them were involved in the founding of our business. They have built our business based on the experience gained in helping GE meet a wide range of challenges. As a result, we are an institutional embodiment of much of the wisdom and experience GE developed in improving and managing its own business processes. We have created, and constantly reinforced, a culture that emphasizes teamwork, constant improvement of our processes and, most importantly, dedication to the client. A key determinant of our success, especially as we continue to increase the scale of our business, is our ability to attract, hire, train and retain employees in highly competitive labor markets. We manage this challenge through innovative human resource practices. These include broadening the employee pool by opening delivery centers in diverse locations, using innovative recruiting techniques to attract the best employees, emphasizing ongoing training, instilling a vibrant and distinctive culture and providing well-defined long term career paths. We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business.

As of December 31, 2012, we had approximately 60,200 employees including over 11,300 employees with Six Sigma green-belt training and over 610 employees with Six Sigma black-belt training, as well as more than 32,800 Lean trained employees. This large number of employees with Six Sigma and Lean training helps infuse our organization with a disciplined, analytical approach to everything we do. We monitor and manage our attrition rate very closely, and believe our attrition rate is one of the lowest in the industry. We attribute this to our reputation, our ability to attract high quality applicants, our emphasis on maintaining our culture and the breadth of exposure, experience and opportunity for advancement that we provide to our employees.

Our Strategy

The specific elements of our strategy include the following:

Guide Global Enterprises to Best-in-Class

Our Smart Enterprise Processes (SEPSM) framework, built on the foundation of thousands of Lean Six Sigma-based improvement ideas and benchmarks around granular process performance, builds deeper client relationships and delivers measurable business impact over time. Our differentiated framework is critical not only to extending client contracts but also creating an expansive, partnership with our clients.

Invest In and Build Targeted Vertical Industry and Domain Expertise

Clients want partners who know their industry and processes at a granular level. We are enhancing our industry and domain capabilities through acquisitions and by investing in experienced professionals in our targeted verticals to improve client intimacy and help us deliver end-to-end services that drive business impact.

Combine Data Analytics, Process Expertise and Technology Solutions

Clients face an environment of uncertainty and change, which requires them to better leverage existing costs and investments, and make more informed decisions that address challenges around regulations and risk, while they continue to drive top-line growth and profitability. The insights we can derive from our experience and expertise, combining smarter processes, analytics and technology, help us provide a differentiating solution to these challenges.

Expand Geographically in our Markets and Delivery Capabilities

We deliver our services and solutions from 18 countries including eight locations in the United States. We continue to expand and diversify our delivery capabilities in order to be closer to our clients, particularly as the nature of our work becomes increasingly complex.

Our Services

The services we provide often draw on processes and platforms from several of our service offerings. We understand that the senior management of our clients are focused on achieving business outcomes, rather than on transferring particular processes or employing particular platforms. Therefore, we focus on understanding the business needs of our clients and the business context of existing processes in order to design appropriate and comprehensive solutions for our clients.

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

•

Consumer Goods and Retail.  Our consumer goods and retail services include product costing; trade promotion analytics and management; retail execution, including planogram, assortment planning and SKU optimization; and market mix modeling. We help design and implement learning products, including mobile and classroom learning. We assist clients with product news and create sales tools, including value calculators and sales support tools. We also help clients manage risks from product profit volatility.

•

Life Sciences.  Our life sciences/pharmaceutical services include medical documentation; regulatory submission and compliance; medical contact centers; patient level data analysis; physician and drug analysis; and sales force management and effectiveness. We assist life sciences clients with product news, sales tools, telemarketing strategies and customer relationship management.

•

Infrastructure, Manufacturing and Services.  Our manufacturing services include contract warranty management; modeling and drafting; engineering analysis; product regulatory compliance; value engineering; reverse engineering; reliability analysis; and manufacturing engineering. We provide service planning and forecasting services, helpdesk services, field service, parts and project management services and customer loyalty services.

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

In addition to these vertical activities, our broad end-to-end process expertise spans a number of service areas, including finance and accounting services, Smart Decision Services – which are comprised of analytics and research, business consulting, enterprise risk consulting and re-engineering – supply chain and procurement services, enterprise application services, IT management services and collections and customer services.

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

Smart Decision Services

Our Smart Decision Services include analytics and research, business consulting, enterprise risk consulting and re-engineering.

•

Analytics and research.  In addition to incorporating analytics into our other service offerings, analytics is its own service offering and we believe we are a leader in the analytics area. Our clients frequently have data that can be used to assess business opportunities, mitigate risks, improve performance or otherwise help their businesses. However, they do not always recognize the potential in such data or do not have the capability to apply the rigorous analytical models that might reveal opportunities. Drawing on considerable domain expertise and sophisticated research science, we help clients make fact-based decisions for superior results. By quantitatively and qualitatively scrutinizing data, we can deliver the insight necessary to assess a new business opportunity, mitigate market risks, or retain and build market share. In our view, almost any data, properly broken down and interpreted, can improve performance.

•

Business consulting and enterprise risk consulting.  Our business consulting and enterprise risk consulting services include internal audit services, Sarbanes-Oxley compliance advisory services, regulatory advisory services, and enterprise, IT and fraud risk management services.

•

Re-engineering.  Our re-engineering services help clients realize cost savings or increased revenues by improving processes that are underperforming or designing processes that are needed to meet growth objectives. Clients engage our re-engineering teams to provide an end-to-end view of their organization and help determine business process needs at a strategic level as well as at the execution level. Strategically, we help clients achieve a comprehensive assessment of how well their enterprise-level processes such as source-to-pay, order-to-cash, record-to-report, inquiry-to-order, new product introduction and sales force effectiveness perform against industry benchmarks and best practices. At the execution level, we institutionalize the recommendations by deploying resources to train the client team and drive sustainable best practices.

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

IT Management Services

Our IT management services consist of the onsite and remote monitoring, management and support of the IT functions and IT infrastructures of our clients. This includes management of a client’s data centers, servers, storage, emails, networks services, security services, production support, identity management and database management. We use a network of Remote Operations Centers to provide 24/7 infrastructure monitoring and management. Along with ITIL (ISO 20000), we use Six Sigma and Lean principles to address technology problems and to enable our clients to align their IT to business priorities and at the same time reduce technology costs. We use our SEP SM framework Service Disruption to Restore (D2R) to continuously reduce defects and create business priority outcomes. We also provide cloud enablement services, ITIL implementation services and comprehensive business process as a service, or BPaaS, services.

Collections and Customer Services

Our collections and customer services are provided primarily in the areas of consumer finance, business to business collections and mortgage services. Our collections services include a full range of accounts receivable management services, such as early to late stage collections, skip-tracing, refunds and other specialized services. In our collections services, we act as an agent; we do not acquire debts for our own account. Our customer services include account servicing and customer care services such as handling customer queries, general servicing and dispute resolution. We provide voice and non-voice services. We also provide origination and order management services.

We set forth below a table showing our net revenues in 2012 attributable to our three principal service offerings.

	Year ended December 31, 2012
	Net revenues (dollars in millions)	As a Percentage of Net revenues
Types of Services
Business Process Management (other than SDS)	$1,154.8	60.7%
Smart Decision Services	301.3	15.8%
Information Technology Services	445.8	23.4%
Total	$1,902.0	100.0%

Smart Enterprise Processes (SEPSM)

SEPSM is a unique, scientific, and highly granular approach to managing business processes. In addition to efficiency, it focuses on maximizing process effectiveness, which can deliver up to five times the end business outcomes, like cash flow and margins, when compared to processes that run at average or below.

SEPSM is based on work done in the Genpact Process Innovation Lab, where we have leveraged our database of over 200 million transactions to map and analyze end-to-end processes at a granular level. This enables us to test the effectiveness of a client’s processes by measuring points of leakage and applying best-in-class benchmarks from within and across industries. The result is a client-specific road map for maximizing process effectiveness. Benefits are delivered by combining Genpact’s deep domain knowledge of process, key insights and best practices with execution support including focused IT applications and technology, targeted analytics, re-engineering and global delivery services.

Unlike other approaches, SEPSM focuses on measuring business outcomes such as cash flow and margins, which make visible the effectiveness of a process in driving business results. The approach also takes an end-to-end, enterprise-wide view, working beyond traditional organizational silos.

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

We have Six Sigma programs that train, test and grade employees in Six Sigma principles and award them Six Sigma qualifications. The rankings of Six Sigma qualifications from lowest to highest are green belt, black belt and master black belt. As of December 31, 2012, we had more than 11,300 employees with Six Sigma green belt training and 610 employees with Six Sigma black belt training, as well as more than 32,800 Lean-trained employees. Unlike many of our competitors who have a relatively small number of Six Sigma-trained employees, we have a large number of Six Sigma green belts and black belts and therefore we can provide our clients with dedicated Six Sigma-trained personnel who can help the clients achieve continuous process improvement on a full-time basis.

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

We constantly measure the performance of each process we manage for our clients and we work with our clients to develop customized reporting systems so that they have real time access to key metrics. We also apply these principles to our own internal processes in order to deliver efficient operations for our clients. Our expertise in applying Six Sigma and Lean methodologies is one of the key factors that distinguish us from our competitors.

Set forth below is a graphic illustration of how we apply our expertise to deliver transformational results for our clients.

Our Clients

Our clients include some of the best known companies in the world, many of which are leaders in their respective industries. GE has been our largest client since our inception and we benefit from a long-term contract whereby GE has committed to purchase stipulated minimum dollar amounts of services through 2016.

GE accounted for approximately 26.1% of our revenues in fiscal 2012. We currently provide services to all of GE’s business units including GE Capital, GE Energy Infrastructure and GE Technology Infrastructure as well as to GE’s corporate head office. The services we currently provide to GE are broad in their nature and are drawn from all of our service offerings. Although we have a single master services agreement, or MSA, with GE, we have a large number of statements of work, or SOWs, with GE. Currently, as a general matter, each GE business unit makes its own decisions as to whether to enter into a SOW with us and as to the terms of any such SOW. Therefore, although some decisions may be made centrally at GE, our revenues from GE are generally attributable to a number of different businesses each with its own leader responsible for decision-making regarding outsourcing.

We have over 700 clients spread across a variety of industries and geographies. Our net revenues from Global Clients have grown rapidly in the last five years, from $340.4 million in 2007 to $1.4 billion in 2012. Our net revenues from Global Clients as a percentage of total net revenues increased from approximately 41% in 2007 to approximately 74% in 2012. The 2012 net revenues from Global Clients include $0.7 million for businesses that were part of GE in 2011. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classification of Certain Net Revenues.” The majority of our Global Clients are based in the United States, and we also have Global Clients in Europe, Asia and Australia.

Our contracts with our clients generally take the form of an MSA, which is a framework agreement that is then supplemented by SOWs. Our MSAs specify the general terms applicable to the services we will provide. For a discussion of the components of our MSAs and SOWs, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

Our clients include AstraZeneca, Cigna, GE, Genworth Financial, GlaxoSmithKline, Heineken, Hyatt, Information Resources, Inc., Ironshore, Johnson Controls, Inc., Kimberly-Clark, National Australia Bank, Nissan, Staples, Symantec, United Biscuits, Walgreens, Wells Fargo and Zimmer.

Our People

Our people are critical to the success of our business. Our Chief Executive Officer and other members of our senior leadership team have been involved in our business since its commencement under GE.

As of December 31, 2012, we had approximately 60,200 employees worldwide, including more than 11,300 employees with Six Sigma green-belt training, over 610 employees with Six Sigma black-belt training and more than 32,800 Lean trained employees.

Recruiting

We face meaningful competition for skilled employees. We have developed a number of innovative methods to recruit sufficiently skilled employees. In particular, we seek to widen the available talent pool by recruiting aggressively in places where there is less competition. We also hire people who do not have prior experience or training and use our extensive training capability to equip them with the skills they need to be effective. Some measures we use include the following:

•

In 2008, we formed a joint venture with NIIT to create a training organization designed to address the increasing demand for skilled workers in the business process management & information technology services industries.

•

We have opened delivery centers in cities that are considered less developed. There is often less competition for available talent in less developed cities although we have found the pool of well-trained applicants to be comparable to larger metropolitan cities.

•

We work with universities and educational institutions in order to build an appropriate curriculum with the aim that graduates in the applicable cities will have the skills they need to be effective Genpact employees and to increase our visibility on campus.

•	We have six storefront premises in India that we use for recruiting. In 2012, approximately 6% of our new hires were recruited through these storefront locations.

•

We actively encourage our existing employees to refer new candidates to us, and we provide existing employees with monetary bonuses when such referrals result in new hires. In 2012, approximately 28% of our new hires in India were referrals.

Training and Development

We believe in extensive and continuous training of our employees. We have the infrastructure to train approximately 4,000 people at any one time with over 230 trainers. In 2012, we had more than 13,200 employees enrolled in part-time professional degree, e-learning and other non-degree programs provided internally or by universities and other third parties. Our training programs are designed to transfer the industry specific knowledge and experience of our industry leaders to our employees to ensure we maintain our deep process and domain expertise across the industries and processes in which we work. Our training programs cover a large number of topics, including specific service offerings, key technical and IT skills, our different clients’ workplace cultures and Six Sigma and Lean methodologies. A large part of our continuous training is designed to impart the skills and knowledge required by our employees to move to positions of increasing responsibility within Genpact.

We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business. We run these programs for employees at various levels of management, including front-line managers, and middle and senior management.

We are working with universities, colleges, governments and private institutes in some of the countries we operate in to develop talent supply-chains. We are seeking to ensure the continued availability of skilled workers in the countries we operate in.

Retention

In order to meet our growth and service commitments, we are constantly striving to attract and retain employees. There is significant turnover of employees in the business process outsourcing and information technology sectors generally, particularly in India where the majority of our employees are currently based. Our attrition rate for all employees who have been employed by us for one day or more was 25% in 2012. A number of our competitors calculate employee attrition rates for their Indian employees who have been employed for six months or more. On this basis our Indian employee attrition rate for 2012 would be approximately 24%, which we believe is relatively low for our industry based on statistics published by industry associations such as NASSCOM. We attribute this low attrition rate to a number of factors including our effective recruiting measures, extensive training and a strong culture of providing opportunities for growth and learning. Approximately 16% of our employees were promoted in 2012 and we filled a majority of new positions internally.

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

As another measure designed to minimize attrition, we follow the practice of “right-skilling” our employees to the tasks assigned to them. This means that we match the level of services required to the experience and qualification of the employee concerned and we avoid having over-qualified people in any particular job. This allows us to give our highly qualified and experienced people higher-value jobs and, coupled with the practice of up-skilling, ensures better career paths for all of our employees.

Corporate Social Responsibility

Caring@Genpact is our platform for giving back to the communities in which we live and work. Our employees form the foundation of this platform and utilize their skills to engage with the communities around them. They educate children and young adults, donate blood and stem cells, volunteer in orphanages and homes for the elderly and seek to neutralize their carbon footprint by planting trees.

Sales and Marketing

We market our services to both existing and potential clients through our business development team. Members of this team are based around the globe, including in the United States, Europe, Australia, Asia, South America, the Middle East and South Africa, and dedicate their time to expanding the services we provide to our existing clients as well as acquiring new clients. We have a rigorous cross-selling program to leverage capabilities across all of our functions for our existing clients and the clients we gained through our acquisitions.

We have designated global relationship managers for each of our strategic relationships. The relationship manager is supported by process improvement, quality, transition, finance, human resources, information technology and industry/product subject matter expert teams to ensure the best possible solution is provided to our clients. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as the Net Promoter Score (NPS). Our sales force is organized by industry vertical teams that are supported by horizontal product offerings.

The length of our selling cycle varies depending on the type of engagement. The sales cycle for project work is much shorter than the sales cycle for a large business process engagement. Our efforts may begin in response to our lead generation program, a perceived opportunity, a reference by an existing client, a request for proposal, an introduction by one of our directors or otherwise. In addition to our business development personnel, the sales effort involves people from the relevant service areas, people familiar with that prospective client’s industry, business leaders and Six Sigma resources. We may expend substantial time and capital in securing new business. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

As our relationship with a client grows, the time required to win an engagement for additional services often gradually declines. In addition, as we become more knowledgeable about a client’s business and processes, our ability to identify opportunities to create value for the client typically increases. For example, productivity benefits and greater business impact can often be achieved by applying our SEP methodology, by focusing on processes that are “upstream” or “downstream” from the processes we initially handle, or by applying our analytical and IT capabilities to re-engineer processes. In addition, clients often become more willing over time to turn over more complex and critical processes to us as we demonstrate our capabilities.

We also try to foster relationships between our senior leadership team and our clients’ senior management. These “C-level” relationships ensure that both parties are focused on establishing priorities, aligning objectives and driving client value from the top down. High-level executive relationships have been particularly constructive as a means of increasing business from our existing clients. It also provides us with a forum for addressing client concerns. Our governance methodology ensures that we are well connected at all levels of our clients’ organizations (executive, management and operations).

We follow a rigorous review process to evaluate all new business. This is to ensure that all new business fits with our pricing and service objectives. This process starts with the presentation of new business to our deal review committee which is comprised of members of our senior leadership team along with operations people and members of our finance department. This committee applies a set of well-developed criteria to review the key terms of that new business. If, as a result of the review, the committee concludes that the new business is potentially attractive and a good use of our resources, then our business development team is authorized to pursue the opportunity. Prior to executing any contract in respect of new business, our deal review committee meets again to review the client relationship and to confirm that the terms of the new business continue to meet our criteria.

Delivery Centers

We commenced business in 1997 in Gurgaon, India. Since then we have established global delivery capabilities consisting of more than 70 delivery centers in 18 countries (not including our employees who are onsite at our clients’ premises). We choose the location of our delivery centers based on a number of factors which include the available talent pool, infrastructure, government support and operating costs, as well as client demand. We were one of the first companies in our industry to move into some of our locations including Dalian, Foshan and Huaquio in China; Budapest, Hungary; Bucharest, Romania; and Gurgaon, Jaipur and Kolkata in India. We aim to be continuously connected with our clients’ requirements so that we are ready to serve their needs. We constantly evaluate new locations, including new countries and new cities within countries in which we currently operate, for new delivery centers and offices.

The large number of different countries from which we service our clients differentiates us from a number of our competitors and enables us to take advantage of different languages and time-zones which, in turn, enhances our ability to service Global Clients. As of December 31, 2012, we provided services in more than 30 languages. Some of our clients also contract with us for additional redundancy and back-up protections.

Intellectual Property

We develop intellectual property in the course of our business and our MSAs with our clients regulate the ownership of such intellectual property. We regularly apply for patents, trademarks, copyrights and domain names. Some of our intellectual property rights are trade secrets and relate to proprietary business process enhancements.

At times, we use third-party software platforms and the software systems of our clients to provide our services. Our MSAs with our clients normally include a license to use the client’s proprietary systems to provide our services. Clients authorize us to access and use third party software licenses held by the client so that we may provide our services.

It is our practice to enter into agreements with our employees that:

•	ensure that all new intellectual property developed in the course of our employees’ employment is assigned to us;

•	provide for employees’ cooperation in intellectual property protection matters even if they no longer work for us; and

•	include a confidentiality undertaking by our employees.

Competition

We operate in a highly competitive and rapidly evolving global market. We have a number of competitors offering services that are the same as or similar to ours. Our competitors include:

•	large multinational service providers, such as Accenture Ltd and International Business Machines Corporation;

•	companies that are primarily business process service providers operating from low-cost countries, most commonly India, such as WNS Holdings Limited and ExlService Holdings, Inc.;

•

companies that are primarily information technology service providers with some business process service capabilities, such as Infosys Technologies Limited, Cognizant Technology Solutions, Tata Consultancy Services Limited and Wipro Limited; and

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

We benefit from tax relief provided by laws and regulations in India, China, Colombia, the Philippines, Morocco, and Guatemala. The Indian Special Economic Zones Act of 2005, or SEZ legislation, introduced a tax holiday in certain situations for operations established in designated “special economic zones”, or SEZs. The SEZ tax benefits are available only for new business operations that are conducted at qualifying SEZ locations. We do not presently know what percentage of our operations or income in India or other jurisdictions in future years will be eligible for a tax holiday. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Income Taxes”. In addition to the tax holidays described above, certain benefits are also available to us under certain Indian state laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions and commercial usage of electricity.

Our hedging activities and currency transfer are restricted by regulations in certain countries, including India, Romania and China.

Certain Bermuda Law Considerations

As a Bermuda company, we are also subject to regulation in Bermuda. Among other things, we must comply with the provisions of the Companies Act regulating the payment of dividends and the making of distributions from contributed surplus.

We are classified as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. Pursuant to our non-resident status, we may engage in transactions in currencies other than Bermuda dollars. There are no restrictions on our ability to transfer funds in and out of Bermuda or to pay dividends to United States residents that are holders of our common shares.

Under Bermuda law, “exempted” companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an exempted company, we may not, without a license granted by the Minister of Finance, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind for which we are not licensed in Bermuda.

Available Information

We file current and periodic reports, proxy statements, and other information with the SEC, copies of which can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Executive Officers

The following table sets forth information concerning our executive officers as of February 15, 2013:

Name	Age	Position(s)
N.V. Tyagarajan	51	President, Chief Executive Officer and Director
Mohit Bhatia	48	Chief Financial Officer
Patrick Cogny	46	Senior Vice President, Infrastructure, Manufacturing and Services
Victor Guaglianone	57	Senior Vice President and General Counsel
Piyush Mehta	44	Senior Vice President, Human Resources
Arvinder Singh	48	Senior Vice President, Sales and Marketing, Client Relationships and Re-engineering
Mohit Thukral	47	Senior Vice President, Banking, Financial Services, Insurance and Healthcare

N.V. Tyagarajan has served as our President and Chief Executive Officer since June 2011. From February 2009 to June 2011, he was our Chief Operating Officer. From February 2005 to February 2009, he was our Executive Vice President and Head of Sales, Marketing and Business Development. From October 2002 to January 2005, he was Senior Vice President, Quality and Global Operations, for GE’s Commercial Equipment Finance division. Between 1999 and 2002, he served as our Chief Executive Officer.

Mohit Bhatia has served as our Chief Financial Officer since March 2010. From December 2004 to February 2010, he was Senior Vice President and Business Leader for our finance and accounting practice. From October 2003 to December 2004 he served as our Chief Financial Officer.

Patrick Cogny has served as our Senior Vice President of Manufacturing and Services since September 2011. From 2005 to August 2011, he was the Chief Executive Officer of Genpact Europe. Prior to this, he spent 15 years working for GE in the Healthcare business and in the GE Europe corporate headquarters, in France, the United States and Belgium.

Victor Guaglianone has served as our Senior Vice President, General Counsel & Corporate Secretary since January 2007. From 2004 to 2007, he was senior counsel at Holland & Knight LLP. From 2003 to 2004, he served as a commercial arbitrator for the American Arbitration Association. Prior to 2003, he spent 16 years at GE Capital, most recently as Vice President and Associate General Counsel.

Piyush Mehta has served as our Senior Vice President of Human Resources since March 2005. He has worked for us since 2001 as Vice President of Human Resources.

Arvinder Singh has served as our Senior Vice President, Sales and Marketing, Client Relationships and Re-engineering since August 2011. From August 2008 until July 2011, he was Global Head of Client Relationships and GE. From June 2005 to August 2008 he was the Business Leader for Lean Six Sigma, Transitions and Solutions. Prior to joining Genpact in June 2005 he was Senior Vice President, Six Sigma and Chief Quality Officer for GE Vendor Financial Services.

Mohit Thukral has served as our Senior Vice President, Banking, Financial Services, Insurance and Healthcare since July 2011. From 2004 to July 2011, he served as Senior Vice President and Business Leader, Banking, Financial Services and Insurance.

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

We have derived and are likely to continue to derive a significant portion of our revenues from GE. For 2010, 2011 and 2012, GE accounted for 38.0%, 30.2% and 26.1% of our revenues, respectively. In addition, our more mature client relationships, such as GE, typically generate higher margins than those from newer clients. The loss of business from GE could have a material adverse effect on our business, results of operations and financial condition. Our master services agreement, or MSA, with GE commits GE to purchase, on an annual basis through 2016, a stipulated minimum dollar amount of services or pay us certain costs in lieu thereof. The costs which GE would be required to pay if it does not meet a minimum annual commitment are not necessarily equal to the amount by which GE’s purchases fall short of that minimum annual commitment. While our revenues from GE in 2012 were $496.7 million, exceeding by $136.7 million the stipulated minimum annual amount for that year, there is no assurance that actual revenues from GE in future years will meet the minimum annual commitment or exceed it by as much as in 2012 or that GE will continue to be a client at all. Revenues in excess of the minimum annual commitment can be credited, subject to certain limitations, against shortfalls in subsequent years. In addition, the MSA provides that the minimum annual committed amount of $360 million will be reduced during the last three years of the term, to $250 million in 2014, $150 million in 2015 and $90 million in 2016. The MSA provides that the minimum annual committed amount is subject to reduction in certain circumstances, including as a result of the termination of any statements of work, or SOWs, by GE for cause, non-performance of services by us due to specified force majeure events or certain other reasons. The MSA also does not require GE to engage us exclusively in respect of business process services. In addition, pricing terms and pricing levels under future SOWs may be lower than in the past. In particular, because of the size of GE and its importance to our business it is able to exert considerable leverage on us when negotiating the terms of SOWs.

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

In the United States, measures aimed at limiting or restricting offshore outsourcing have been proposed. Such measures have been enacted in a few states, and such legislation has been recently proposed in several states and Congress. The measures that have been enacted to date generally have restricted the ability of government entities to outsource work to offshore business process service providers and have not materially adversely affected our business, primarily because we do not currently work for such governmental entities and they are not currently a focus of our sales strategy. Some of the pending legislative proposals would, for example, require call centers to disclose their geographic locations, require notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, require disclosures of companies’ foreign outsourcing practices, or limit eligibility for government contracts or financial incentives for companies that transfer work to foreign work locations. In addition, the current U.S. President has recently been encouraging U.S. businesses to insource functions, or return outsourced operations to the U.S. There can be no assurance that pending or future legislation in the United States that would significantly adversely affect our business, results of operations and financial condition will not be enacted.

Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other country in which we have clients restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition. For example, proposed changes to EU cloud computing standards and regulations and proposed taxes on outsourced data center activities may limit or restrict our operations, or make them more costly. Moreover, legislation enacted in the United Kingdom and by many European Union, or EU, countries, provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the United Kingdom and other EU countries who have adopted similar laws who transfer business to us. We believe that this legislation could materially affect our ability to obtain new business from companies in the EU and, after including the cost of the potential compensation paid for unfair dismissal claims or redundancies, to provide outsourced services to our current and future clients in the EU in a cost-effective manner.

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

In respect of certain of our transactions, including our acquisitions (which included our subsidiaries organized under Indian law or owning assets located there), internal reorganizations, the sale of our shares in our public offerings or otherwise by our existing significant shareholders, the Indian tax authorities may argue that Indian tax is chargeable in as much as the indirect transfer of Indian subsidiaries are involved in such transactions and may seek to impose tax on us directly or as a withholding agent or representative assessee of the sellers.

On January 20, 2012, the Indian Supreme Court ruled in the case of Vodafone International Holdings B.V. that an indirect transfer of shares in an Indian company (through transfer of an overseas company) could not be taxed in India and accordingly would not be subject to Indian withholding tax requirements. On May 28, 2012, the Government of India enacted legislation purporting to clarify the intent of existing tax law (and hence the law applicable in prior periods) to tax “all income accruing or arising, whether directly or indirectly, through or from any business connection in India, or through or from any property in India, or through or from any asset or source of income in India, or through the transfer of a capital asset situate in India”. The legislation, which we refer to as the Indirect Transfer Rule, also provides that an “asset or a capital asset being any share or interest in a company or entity registered or incorporated outside India shall be deemed to be situated in India, if the share or interest derives, directly or indirectly, its value substantially from the assets located in India”. “Substantially” has not been defined for purposes of the Indirect Transfer Rule. Public commentary on the legislation, including statements by various officials of the Government of India, has suggested that the legislation was intended to allow for the taxation of indirect transfer of shares in an Indian company, possibly with retrospective effect. The full implications and scope of this legislation, and how its provisions will be interpreted and applied are presently unclear, but arguably could apply to certain transactions involving the Company as noted above.

Because there are significant uncertainties relating to the application of the Indirect Transfer Rule to transactions in shares of non-Indian companies, such as the Company, that have significant assets and operations in India, it is not clear whether, or to what extent, a buyer of common shares of the Company could be held liable for not withholding Indian tax on the acquisition of such shares or be subject to Indian tax on gains realized on the disposition of common shares of the Company.

Furthermore, the Governments of India, the United States or other jurisdictions could enact new tax legislation, including anti-avoidance provisions, which would have a material adverse effect on our business, results of operations and financial condition. The recently enacted Indian anti-avoidance provisions are, according to recent announcements, now proposed to be implemented with effect from April 1, 2015 onwards. The full implications, scope and applicability of the new anti-avoidance provisions are presently unclear. In addition, our ability to repatriate surplus earnings from our delivery centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate or the cost of our services to our clients, or impose additional levels of tax upon us, any of which could have a material adverse effect on our business, results of operations and financial condition.

Over the past few years certain tax benefits provided to companies in our industry have expired and it is not clear whether new tax policies will provide equivalent benefits and incentives.

Under the Indian Income Tax Act, 1961, our delivery centers in India, from which we derived a significant portion of our revenues, benefitted from a ten-year holiday from Indian corporate income taxes in respect of their export profits under the Software Technology Parks of India (“STPI”) Scheme through March 31, 2011. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2012, was 32.5%.

During the last six years, we established new centers that we believe are eligible for tax benefits under the Special Economic Zones Act, 2005. The SEZ legislation introduced a 15-year tax holiday scheme for operations established in designated “special economic zones” or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ legislation provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations.

The percentage of our operations or income in India that is eligible for SEZ benefits is variable, and depends, among other factors, upon how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above.

The Direct Taxes Code Bill 2010 proposed by the Government of India and currently pending before Indian Parliament proposes the discontinuance of existing profit-based incentives for SEZ units commencing operations after March 31, 2014 and replaces them with investment based incentives for new SEZ units.

As the SEZ legislation benefits phase-out, our Indian tax expense may materially increase and our after-tax profitability may be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

Consequently, our overall tax rate may increase over the next few years and such increase may be material and may have a material adverse effect on our business, results of operations and financial condition.

Similarly, we enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions such as China, Colombia, the Philippines, Guatemala and Morocco. These tax concessions will expire over the next few years possibly increasing our overall tax rate.

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

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—“Business—Our People.” In 2012, our attrition rate for all employees who were employed for a day or more was approximately 25%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2012 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

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

Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, pounds sterling, the Japanese yen, the Australian dollar and the Indian rupee. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, euros, Philippine pesos, Romanian lei, pounds sterling, Japanese yen, Mexican pesos, Guatemalan quetzals, Polish zloty, Hungarian forints and the South African rand. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

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

Our credit agreement contains covenants which require maintenance of certain financial ratios and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the credit agreement. Our credit agreement also provides that a substantial majority of the outstanding principal of the $675 million term loan is to be paid in a single payment at the end of the seven-year term. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt which could adversely affect our business and financial condition.

In addition, we have limited ability to increase our borrowings under our existing credit agreement without increased pricing. We may in the future require additional financing to fund one or more acquisitions and may not be able to obtain such additional financing on competitive terms, which could restrict our ability to complete such transactions.

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

Our industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in our markets are breadth and depth of process, technology and domain expertise, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price and marketing and sales capabilities. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, off-shore business process service providers in low-cost locations like India, in-house captives of potential clients, software services companies that also provide business process services and accounting firms that also provide consulting or outsourcing services.

Some of our competitors have greater financial, marketing, technological or other resources and larger client bases than we do, and may expand their service offerings and compete more effectively for clients and employees than we do. Some of our competitors have more established reputations and client relationships in our markets than we do. In addition, some of our competitors who do not have global delivery capabilities may expand their delivery centers to the countries in which we are located which could result in increased competition for employees and could reduce our competitive advantage. There could also be new competitors that are more powerful as a result of strategic consolidation of smaller competitors or of companies that each provide different services or service different industries.

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

We have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

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

We intend to continue to expand our global footprint in order to maintain an appropriate cost structure and meet our clients’ delivery needs. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business, results of operations and financial condition.

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

As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services we provide, to enter new industries or expand our client base, or to strengthen our global presence and scale of operations. We have completed more than ten acquisitions since our inception, including three acquisitions in 2012. There can be no assurance that we will find suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions.

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

A significant percentage of our issued and outstanding common shares are currently beneficially owned by affiliates of Bain Capital. As of December 31, 2012, Bain Capital (through its affiliates) beneficially owned approximately 26% of our outstanding common shares.

Our shareholder agreement with Bain Capital and its co-investors provides that Bain Capital has the right to nominate four directors to our board, so long as it maintains certain minimum shareholding thresholds, and the shareholders party to the agreement have agreed to vote their shares for the election of such persons. These shareholders can exercise significant influence over our business policies and affairs and all matters requiring a shareholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and bye-laws, the approval of mergers or sales of substantially all of our assets, our dividend policy and our capital structure and financing. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these shareholders, even if such transactions are beneficial to other shareholders. The interests of these shareholders may conflict with your interests. Bain Capital currently holds interests in companies that compete with us and it may, from to time, make significant investments in companies that could compete with us. In addition, pursuant to our shareholder agreement and to the extent permitted by applicable law, our directors who are affiliated with Bain Capital are not required to present to us corporate opportunities (e.g., acquisitions or new potential clients) of which they become aware. So long as Bain Capital owns a significant amount of our equity it will be able to strongly influence our decisions.

We may become subject to taxation as a result of our incorporation in Bermuda or place of management, which would have a material adverse effect on our business, results of operations and financial condition.

We have received a written assurance from the Bermuda Minister of Finance under The Exempted Undertaking Tax Protection Act 1966 of Bermuda to the effect that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations until March 31, 2035, except in so far as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. We cannot assure you that after such date we would not be subject to any such tax. The Direct Taxes Code Bill, 2010 proposed by the Government of India and currently pending before Indian Parliament proposes certain new residency rules for companies whereby foreign companies could under certain conditions become residents for Indian tax purposes (and hence subject to Indian tax). If we were to become subject to taxation in Bermuda or any other jurisdiction as a result of our incorporation in Bermuda, it could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

As of December 31, 2012, we have approximately $956.1 million of goodwill and $112.4 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment testing at least on an annual basis as of December 31 of each year, based on a number of factors including operating results, business plans and future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.

Risks Related to our Shares

Future sales of our common shares could cause our share price to decline.

Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2012, Bain Capital (through its affiliates) and its co-investors beneficially owned approximately 30% of our outstanding common shares. Subject to certain restrictions set forth in our shareholder agreement with Bain Capital and its co-investors, such shareholders are able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

Pursuant to our shareholder agreement, Bain Capital has the right, beginning on April 25, 2015, subject to certain conditions and with certain exceptions, to require us to file registration statements covering all of the common shares which it owns or to include those common shares in registration statements that we may file for ourselves or for another holder of our common shares. Following their registration and sale under the applicable registration statement, those shares will become freely tradable. By exercising their registration rights and selling a large number of common shares, these holders could cause the price of our common shares to decline. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common shares.

We do not intend to pay dividends in the foreseeable future.

On August 30, 2012, we declared a special cash dividend of $2.24 per share, or approximately $502 million in the aggregate, which we paid on September 24, 2012 to holders of record as of September 10, 2012. Apart from the payment of this special cash dividend, we do not anticipate paying any further cash dividends on our common shares for the foreseeable future. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations and general business conditions and any other factors our board of directors deems relevant. Our ability to pay dividends will also continue to be subject to restrictive covenants contained in credit facility agreements governing indebtedness we and our subsidiaries have incurred or may incur in the future.

We are organized under the laws of Bermuda, and Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a state of the United States. As a Bermuda company, we are governed by, in particular, the Companies Act 1981 Bermuda, as amended, or the Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations, takeovers and indemnification of directors.

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

We are organized under the laws of Bermuda, and a significant portion of our assets are located outside the United States. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda or in countries, other than the United States, where we have assets based on the civil liability or penal provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liability or penal provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by Appleby (Bermuda) Limited, our Bermuda counsel, that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where we have assets.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We have delivery centers in 18 countries. Our only material properties are our premises in India at Phase V, Gurgaon, which comprises of 212,531 square feet, and Uppal, Hyderabad which comprises approximately 449,286 square feet, both of which we own. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that all of our properties and facilities are well-maintained.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the company’s common shares are traded is the New York Stock Exchange under the symbol “G”. The following table sets forth the high and low sales price of the Company’s common shares for each quarter of 2011 and 2012. As of February 1, 2013, there were 16 holders of record of our common shares.

	Sales Price
	High	Low
Year Ended December 31, 2012:
First Quarter	$16.57	$14.45
Second Quarter	$16.77	$15.01
Third Quarter	$18.66	$16.37
Fourth Quarter	$17.69	$15.28

Year Ended December 31, 2011:
First Quarter	$16.22	$13.09
Second Quarter	$17.97	$14.22
Third Quarter	$18.16	$14.20
Fourth Quarter	$17.08	$13.37

The following graph and table compare the performance of an investment in our common shares with investments in the S&P 500 Index (capitalization weighted) and a peer group of companies for the period beginning August 2, 2007, the first day our common shares traded on the New York Stock Exchange, through December 31, 2012. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture Ltd., Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each entity as of the beginning of each period for which a return is presented. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	8/2/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008

Genpact	$100.00	$90.93	$73.13	$89.07	$62.03	$49.07

Offshore IT/BPO & Global IT	$100.00	$92.75	$82.62	$82.26	$61.40	$49.32

S&P 500	$100.00	$99.74	$89.85	$86.94	$79.23	$61.35

	3/31/2009	6/30/2009	09/30/2009	12/31/2009	03/31/2010	06/30/2010

Genpact	$52.90	$70.15	$73.43	$88.96	$100.12	$92.72

Offshore IT/BPO & Global IT	$47.84	$66.37	$91.83	$105.80	$106.28	$102.33

S&P 500	$54.20	$62.45	$71.80	$75.74	$79.43	$70.01

	09/30/2010	12/31/2010	03/31/2011	06/30/2011	09/30/2011	12/31/2011

Genpact	$105.85	$90.75	$86.45	$102.93	$85.91	$89.25

Offshore IT/BPO & Global IT	$116.95	$131.39	$133.14	$127.84	$109.29	$110.35

S&P 500	$77.52	$85.43	$90.06	$89.71	$76.85	$85.42

	03/31/2012	06/30/2012	09/30/2012	12/31/2012

Genpact	$97.31	$99.28	$99.58	$92.54

Offshore IT/BPO & Global IT	$130.11	$109.92	$123.38	$118.44

S&P 500	$95.67	$92.53	$97.86	$96.87

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act of 1934.

Dividends

On August 30, 2012, we declared a special cash dividend of $2.24 per share, or approximately $502 million in the aggregate, which we paid on September 24, 2012 to the holders of record as of September 10, 2012. Our board of directors does not anticipate authorizing the payment of cash dividends in the foreseeable future. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions, restrictive covenants contained in credit facility agreements governing indebtedness we and our subsidiaries have incurred or may incur in the future and any other factors our board of directors deems relevant.

Unregistered Sales of Equity Securities

None.

Item 6.    Selected Financial Data

The table below presents our selected historical financial and certain operating data.

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The financial data as of December 31, 2011 and 2012 and for the three-year period ended December 31, 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The financial data as of December 31, 2008, 2009 and 2010 and for the years ended December 31, 2008 and 2009 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data together with the financial statements included herein as well as Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in millions, except per share data)
Statement of income data:
Net revenues GE	$490.2	$451.3	$478.9	$483.8	$496.7
Net revenues Global Clients	550.7	668.7	780.1	1,116.7	1,405.3

Total net revenues	1,040.8	1,120.1	1,259.0	1,600.4	1,902.0
Cost of revenue	619.2	672.6	788.5	1,004.9	1,157.8

Gross profit	421.6	447.4	470.4	595.5	744.2
Operating expenses:
Selling, general and administrative expenses	254.5	265.4	282.1	358.0	456.6
Amortization of acquired intangible assets	36.5	26.0	16.0	20.0	23.2
Other operating (income) expense, net	(3.1)	(6.1)	(5.5)	1.4	0.0

Income from operations	133.7	162.2	177.9	216.2	264.3
Foreign exchange (gains) losses, net	(4.1)	5.5	(1.1)	(35.1)	(13.1)
Other income (expense), net	6.5	4.4	5.2	10.7	(14.5)

Income before equity method investment activity, net and income tax expense	144.3	161.1	184.2	262.1	263.0
Equity-method investment activity, net	0.9	0.7	1.0	0.3	(0.0)

Income before income tax expense	143.4	160.4	183.2	261.7	263.0
Income tax expense	8.8	25.5	34.2	70.7	78.4

Net income	$134.6	$135.0	$149.0	$191.1	$184.6
Net income attributable to noncontrolling interest	9.5	7.7	6.9	6.8	6.4

Net income attributable to Genpact Limited shareholders	$125.1	$127.3	$142.2	$184.3	$178.2

Net income available to Genpact Limited common shareholders	$125.1	$127.3	$142.2	$184.3	$178.2
Earnings per common share
Basic	$0.59	$0.13	$0.65	$0.83	$0.80
Diluted	$0.57	$0.12	$0.63	$0.81	$0.78
Dividend per share	$—	$—	$—	$—	$2.24
Weighted average number of common shares used in computing earnings per common share
Basic	213.5	215.5	219.3	221.6	223.7
Diluted	218.4	220.1	224.8	226.4	229.5

	As of December 31,
	2008	2009	2010	2011	2012
	(dollars in millions)
Balance sheet data
Cash and cash equivalents	$184.1	$288.7	$404.0	$408.0	$459.2
Total assets	1,696.3	1,747.6	1,893.5	2,403.4	2,605.9
Long-term debt ,including current portion	99.2	69.7	25.0	102.9	661.9
Total liabilities	852.0	547.8	412.2	967.7	1,434.1
Retained earnings	151.6	278.9	421.1	605.4	282.0
Genpact Limited shareholders’ equity	841.8	1,197.4	1,478.7	1,433.1	1,168.4
Noncontrolling interest	2.6	2.4	2.6	2.6	3.4
Total liabilities, noncontrolling interest and equity	$1,696.3	$1,747.6	$1,893.5	$2,403.4	$2,605.9
Operating data (unaudited):
Employees (#)	36,203	38,645	43,912	55,400	60,200
Delivery Centers (#)	38	39	41	57	73

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

Overview

We are a global leader in business process management and information technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across their enterprises. We believe our Smart Enterprise Processes (SEPSM) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, our 60,000+ professionals around the globe deliver services to more than 700 clients from a network of more than 70 delivery centers across 18 countries supporting more than 30 languages.

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

We started actively pursuing business from Global Clients from January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources, including through acquisitions. As a result, our net revenues from Global Clients have increased from $340.4 million in 2007 to $1,405.3 million in 2012, representing a compound annual growth rate, or CAGR, of approximately 32.8%. See “—Classification of Certain Net Revenues” for an explanation of the classification of revenues related to businesses once owned by GE and subsequently sold. During the same period, our net revenues from GE marginally increased. Our net revenues from GE were $481.3 million in 2007 and $496.7 million in 2012. See “—Classification of Certain Net

Revenues.” Our net revenues from Global Clients as a percentage of total net revenues have increased from 41.4% in 2007 to 73.9% in 2012, and, accordingly, our net revenues from GE have decreased proportionately over the same period.

On March 24, 2010, a secondary offering of common shares held by certain of our shareholders was completed that was priced at $15 per share. The offering consisted of 38.6 million common shares, which included the underwriters’ exercise of their option to purchase an additional 5.0 million common shares from our shareholders at the offering price to cover over-allotments. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering.

On August 1, 2012, we announced that Glory Investments A Limited, formerly known as South Asia Private Investments and an affiliate of Bain Capital Investors, LLC (“Bain Capital”) had entered into an agreement to purchase approximately 67.8 million of our common shares from affiliates of General Atlantic, LLC (“GA”) and Oak Hill Capital Partners (“OH”) for $14.76 per share, or approximately $1.0 billion, after our payment of a special cash dividend of $2.24 per share. The special cash dividend was declared by our board of directors on August 30, 2012, and paid on September 24, 2012 to holders of record as of September 10, 2012. On October 25, 2012, as permitted under the share purchase agreement, Bain Capital, its affiliated assignees and two additional co-investors completed the purchase of approximately 67.8 million of our common shares.

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

The above share purchase transaction, the entry into a new credit facility and the payment of the special cash dividend are referred to collectively as the “2012 Recapitalization”.

We incurred expenses of approximately $23.5 million for the 2012 Recapitalization excluding the fees associated with the previous existing credit facility and the new credit facility. Out of the total expenses of $23.5 million, $6.2 million has been incurred in connection with the payment of the special cash dividend and recorded it as part of “selling, general and administrative expenses” in the Consolidated Statements of Income. The balance of the total expenses of approximately $17.2 million was incurred in relation to the share purchase transaction. At the closing of the share purchase transaction on October 25, 2012, $17.0 million out of the $17.2 million was reimbursed by GA and OH, both of which have been recorded as part of “other income (expense), net.”

In accordance with the pre-existing anti-dilutive provisions of our stock based compensation plans, we reduced the exercise price per share of each outstanding stock option award and increased the number of all the stock based awards outstanding as of the record date of the special cash dividend in such a manner that the aggregate fair value, intrinsic value and the ratio of the exercise price to the market price of the outstanding stock based awards were approximately equal immediately before and after the adjustments. Therefore, in accordance with the equity restructuring guidance under ASC 718, Compensation-Stock Compensation, no incremental compensation expense was recognized for the adjustment to the outstanding stock based awards as a result of the special cash dividend.

On December 14, 2012, a secondary offering of common shares held by GA and OH was completed. The offering consisted of 10.9 million common shares at the offering price of $15.50 per share. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred expenses in connection with the secondary offering amounting to approximately $0.2 million which was receivable as of December 31, 2012 and has since been recovered from the selling shareholders. After the completion of the secondary offering, GA and OH each owned approximately 2.4% of our outstanding common shares and they ceased to be significant shareholders and related parties.

Economic outlook.    Since the end of 2008, the United States and global economies have been experiencing a period of substantial economic uncertainty with wide-ranging effects, including contraction of overall economic activity in various parts of the world. Our outlook is subject to significant risks and uncertainties in this environment, including possible declines in demand for our services, pricing pressure, fluctuations in foreign currency exchange rates, risks relating to the financial condition of our clients and local legislative changes. GDP growth continues to be sluggish in many countries and industries, leading clients to exercise caution in making new investments.

Revenues.    We earn revenues pursuant to contracts which generally take the form of a master service agreement, or MSA, which is a framework agreement that is then supplemented by statements of work, or SOWs. Our MSAs specify the general terms applicable to the services we will provide. They are typically for terms of three to seven years, although they may also have an indefinite term. In most cases they do not specify pricing terms or obligate the client to purchase a particular amount of services. We then enter into SOWs under an MSA, which specify particular services to be provided and the pricing terms. Most of our revenues are from SOWs with the term of two to five years. We typically have multiple SOWs under any given MSA, and the terms of the SOWs vary depending on the nature of the services provided.

We seek to develop long-term relationships with our clients. We believe that these relationships best serve our clients as they create opportunities for us to provide a variety of services using the full range of our capabilities and to deliver continuous process improvement. We typically face a long selling cycle in securing a new client. It is not unusual for us to spend twelve to eighteen months or more from the time we begin actively soliciting a new client until we begin to recognize revenues. Our sales efforts usually involve four phases. We may make an initial sales effort in response to an invitation by a client, a specific request for a proposal or at our own initiative. This may be followed by a second phase, during which we work with the client to determine the exact scope and nature of the required services, the proposed solutions and initial transition planning. It is typically only upon the completion of this second phase that a client will decide to retain us. A third phase follows, during which we negotiate the MSA and the initial SOWs. This third phase also involves detailed planning of the transition of the services as well as the transfer of the knowledge needed to implement the services under such SOWs. The final phase involves commencement of the work and ramping up to meet the agreed upon service levels.

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

All costs related to contract acquisition prior to signing a contract are expensed as incurred and classified as selling, general and administrative expenses. Once a contract is signed, we defer revenues from the transition of services to our delivery centers, as well as the related cost of revenue. We recognize such deferred revenues and related costs of revenue over the period in which the related service delivery is expected to be performed, which is currently estimated to be three years. Any costs incurred for acquiring the contracts, such as contract acquisition fees or such other upfront fees paid to the client or any other third party, are amortized over the period of contract. These amounts are generally recoverable from the clients in case of premature termination of the contracts without cause.

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

A portion of our revenues is derived from fixed-price contracts. Our profitability under a fixed-price contract, as compared to a time and materials contract, is more dependent on our ability to estimate the number of FTEs required to perform the services, the time required to complete the contract and the amount of travel and other expenses that will be incurred in performing that contract. Accordingly, while we may have an opportunity to realize a higher profit, our profitability under each of our fixed-price contracts could also be lower than we expect.

There are a variety of other aspects to our pricing of contracts, many of which represent options from which a client may choose, such as whether the client wants to provide for higher levels of business continuity planning or whether the client wants shared or dedicated support personnel and/or infrastructure. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk when services are priced on a time and materials basis. Many of our MSAs also provide that, under time and materials-based SOWs, we are entitled to retain a portion of certain productivity benefits we achieve, such as those resulting from being able to provide the same volume of services with fewer FTEs. However, some of our MSAs and/or SOWs require certain minimum productivity benefits to be passed on entirely to our clients. Once an MSA and related SOWs are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA and over the life of a particular SOW. This is due to a number of factors. Margins under an MSA can improve to the extent that the time and expense involved in negotiating additional SOWs, transitioning the processes to our delivery centers and commencing production are generally less with respect to additional services provided under an MSA than they are with respect to the initial services provided under that MSA. Margins under an MSA or SOW can improve as a result of the realization of economies of scale as the volume of services increases or upon the achievement of productivity benefits. Thus, our more mature client relationships typically generate higher margins. A critical part of our strategy is therefore to expand relationships with our clients as a means to increase our overall revenues and improve our margins.

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

In January 2010, we extended our MSA with GE from a term ending December 31, 2014 to December 31, 2016. GE has agreed to provide a minimum annual volume commitment of $360 million for each of the nine years beginning January 1, 2005, subject to certain potential adjustments or credits. Such minimum annual commitment is then reduced in a phased manner for the final three years of the agreement, to $250 million for 2014, $150 million for 2015 and $90 million for 2016. The actual level of services purchased in the last seven years has exceeded the respective minimum annual commitment. GE has the ability to carry forward surpluses of up to 10% of the excess purchases in any year against the minimum commitment requirements in the subsequent two years. Purchases made by GE affiliates count towards the GE minimum annual volume commitment. The actual amount of purchases in any given year depends on decisions by a variety of business units, and represents the sum of services ordered under the SOWs. Our MSA with GE also includes specific productivity and price reduction commitments from us, including volume discounts for increasing overall GE revenues.

In December 2011, we entered into an amendment to the MSA with GE. The amendment extends certain statements of work under the MSA for business existing prior to 2005 until December 31, 2015. The amendment includes specific productivity guarantees and price reductions by us. The amendment also revises payment terms and termination provisions.

Our pricing arrangements with GE vary by SOW and include some time and materials contracts and some fixed price contracts. Because of our long-term relationship with GE, the negotiation and implementation of new SOWs often occurs in less time than would be required for a new client. Our business from GE comes from a variety of GE’s businesses and decisions to use our services are currently, as a general matter, made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, the total level of business we receive generally depends on the decisions of the various operating managers of such businesses. In addition, because our business from GE is derived from a variety of businesses within GE, our exposure to GE is diversified in terms of industry risk. See Item 1A—“Risk Factors—GE accounts for a significant portion of our revenues and any loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.”

Reimbursements of out-of-pocket expenses received from clients, consisting principally of travel expenses, have been included as part of net revenues from services.

Classification of certain net revenues.    Our net revenues are classified as net revenues from GE and net revenues from Global Clients. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or more of the stock. Revenues from Global Clients in 2010, 2011 and 2012 include revenues from certain former GE-owned businesses. These businesses were wholly-owned by GE prior to 2010, but GE gradually divested its interest in these businesses in 2010 and 2011. After GE ceased to own at least 20% of such businesses, we began to treat the revenues from those businesses as Global Client net revenues, in each case from the date that GE ceased to be a 20% shareholder. We have continued to perform services for such businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. We entered into either new MSAs with respect to such businesses following their divestiture by GE or agreed with such businesses to continue to work pursuant to the terms agreed to by GE.

Expenses.    Personnel expenses are the major component of both our cost of revenue and selling, general and administrative expenses. Personnel expenses include salaries and benefits as well as costs related to recruiting, training and retention. Our industry is labor intensive. Wage levels in the countries in which our delivery centers are located have increased in recent years. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing our attrition rate, and delivering productivity. We try to control increases in entry-level wages by implementing innovative recruiting policies, emphasizing training and promotion opportunities and maintaining an attractive work atmosphere and company culture. Effective training allows us to expand the pool of potential applicants and to upgrade our employees’ skill levels so that employees may take on higher value-added tasks over time. In 2008, we formed a joint venture with NIIT, one of the largest training institutes in Asia, to create a training institute to assist us with training and reduce our training costs. By emphasizing training and promotion, we seek to create opportunities for employees to increase their salaries without increasing wage scales. In planning our expansion of capacity, we look for locations that help us ensure global delivery capability while helping us control average salary levels. In India and in other countries where we may open multiple locations, we try to expand into cities where competition for personnel and wage levels may be lower than in more developed cities. In addition, under some of our contracts we have the ability to share with our clients a portion of any increase in costs due to inflation. Nevertheless, despite these steps, we expect general increases in wage levels in the future which could adversely affect our margins. A significant increase in attrition rates would also increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. Increased attrition rates or increased pricing may also cause some clients to be less willing to use our services. See Item 1A—“Risk Factors—Wage increases in the countries in which we have operations may prevent us from sustaining our competitive advantage and may reduce our profit margin.”

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

Selling, general and administrative expenses.    Our selling, general and administrative, or SG&A, expenses are primarily comprised of personnel expenses for senior management, business development personnel and other personnel who are not dedicated to a particular client. Stock based compensation is allocated between cost of revenue and selling, general and administrative expenses based on the function to which the employee belongs. The operational costs component of SG&A expenses includes travel and living costs for such personnel, as well as a portion of our total facilities maintenance expenses, certain communication expenses and certain other expenses. Such portion of such costs is equal to the percentage of our total employees, by headcount, whose compensation cost is classified as SG&A expenses. The operational costs component of SG&A expenses also includes professional fees, which represent the costs of third party legal, tax, accounting and other advisors, and a bad debt valuation allowance. SG&A expenses also include a portion of our depreciation and amortization expense, which is allocated between cost of revenue and SG&A expenses based on headcount.

Other operating (income) expense, net.    Other operating income consists primarily of income from shared services with GE for the use of our delivery centers and certain support functions that GE manages and operates with its own employees. In addition, there are certain other operating losses due to impairment of property, plant and equipment, certain capital work in progress items, and an increase/decrease in the fair value of the earn-out consideration relating to business acquisitions. We do not recognize the shared service income as net revenues because it is not currently one of our primary service offerings; however, our costs are included in cost of revenue and SG&A.

Foreign exchange (gains) losses, net.    Foreign exchange (gains) losses, net, primarily consist of gains or losses on the re-measurement of non-functional currency assets and liabilities. In addition, it includes gains or losses on account of derivative contracts entered into to offset the impact of this re-measurement of non-functional currency assets and liabilities. It also includes the realized and unrealized gains or losses on derivative contracts that do not qualify for “hedge” accounting and are deemed ineffective. It does not include the gains or losses on derivative contracts acquired to mitigate foreign currency exposure related to our foreign currency denominated revenues and expenditures and which qualify for “hedge” accounting or “cash flow hedges”. These gains or losses are deferred and included as other comprehensive income (loss) until such time as the derivative contracts mature where then the gains or losses on the cash flow hedges are classified as cost of revenue and selling, general and administrative expenses based on the underlying risk being hedged. See note 2 to our consolidated financial statements and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

Approximately 71.0% of our revenues were earned in U.S. dollars in fiscal 2012. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, Japanese yen and Indian rupees. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi, euros, Philippine Pesos, Romanian leu, and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial part of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See discussion of wage inflation under “—Expenses” above. We enter into forward currency contracts to hedge most of our Indian rupee-U.S. dollar, Mexican peso-U.S. dollar, Philippines peso-U.S. dollar, euro-U.S. dollar, euro- Romanian leu, euro-Hungarian forint, Pound Sterling-U.S. dollar, Australian dollar-U.S. dollar and our Chinese renminbi-Japanese yen currency exposure, which are generally designed to qualify for hedge accounting. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. The realized gain or loss on derivative contracts that qualify for hedge accounting is allocated to net revenues, cost of revenue and SG&A based on the underlying risk being hedged. The effective portion of the mark to market gains and losses on qualifying hedges is deferred and recorded as a component of other comprehensive income until the transactions occur and is then recognized in the consolidated statements of income. Our foreign exchange (gains) losses, net includes the mark to market gain or loss on other derivatives.

Other income (expense), net.    Other income (expense), net consists primarily of interest expense on indebtedness and capital lease obligations, and interest adjustment relating to contingent consideration in connection with certain acquisitions. Other income (expense) also includes interest income on intercorporate and other deposits.

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

Indian taxes.    The SEZ legislation provides for a 15-year tax holiday scheme for operations established in designated special economic zones, or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for the first five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for a further five years, subject to the creation of a “Special Economic Zone Re-investment Reserve Account,” to be utilized only for acquiring new plant or machinery, or for other business purposes not including the distribution of dividends. This holiday is available only for new business operations that are conducted at qualifying SEZ locations and is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond prescribed limits) to new locations. During the last six years, we established new delivery centers that we believe are eligible for the SEZ benefits. It is not clear, however, what percentage of our operations or income in India will in the future be eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above.

Our tax expense will increase as a result of the expiry of our tax holidays and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

The Direct Taxes Code Bill 2010 proposed by the Government of India and currently pending before Indian Parliament proposes the discontinuance of the existing profit-based incentives for SEZ commencing operations after March 31, 2014 and replaces them with investment based incentives for new SEZ units.

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

Other taxes.    We have operating subsidiaries in other countries, including Brazil, China, Colombia, the Czech Republic, Guatemala, Hungary, Japan, Kenya, Mexico, Morocco, the Netherlands, the Philippines, Poland, Romania, Spain, the United Kingdom, South Africa, the United Arab Emirates and the United States, as well as sales and marketing subsidiaries in certain jurisdictions including the United States and the United Kingdom, which are subject to tax in such jurisdictions.

During 2009, one of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. That subsidiary is as a result subject to a lower corporate income tax rate of 15% for a 3 year period starting in 2009, extendable with necessary approvals. During 2012, this approval was extended by two years until 2013. We also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including the Philippines, Guatemala, Colombia and Morocco. These tax concessions will expire over the next few years, possibly increasing our overall tax rate. Our ability to repatriate surplus earnings from our delivery centers in a tax-efficient manner is dependent upon interpretations of local law, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate.

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

Secondary Offerings

On March 24, 2010, a secondary offering of our common shares was completed, pursuant to which certain of our shareholders sold 38.64 million common shares at a price of $15 per share, which included the underwriters’ exercise of their option to purchase an additional 5.04 million common shares from selling shareholders at the offering price to cover over-allotments. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred offering-related expenses of approximately $0.6 million included under other income (expense), net in the interim consolidated financial statements. Upon completion of the secondary offering, GE’s shareholding declined to 9.1% and it ceased to be a significant shareholder although continued to be a related party. GE’s shareholding has subsequently declined to less than 5% as a result of which GE is no longer considered a related party during the year ended December 31, 2012.

On December 14, 2012, a secondary offering of our common shares was completed, pursuant to which GA and OH sold 10.9 million common shares at a price of $15.50 per share. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred expenses in connection with the secondary offering amounting to approximately $0.2 million, which was receivable as of December 31, 2012 and has since been recovered from the selling shareholders. After the completion of the secondary offering, GA and OH each owned approximately 2.4% of our outstanding common shares and they ceased to be significant shareholders and related parties.

Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities or other assets as consideration.

In March 2011, we acquired Akritiv Technologies Inc. (“Akritiv”), a provider of cloud-based order-to-cash technology solutions with domain expertise in providing “Software as a Service” solutions for working capital optimization, for initial cash consideration of $1.6 million and contingent consideration with an estimated fair value of $1.7 million. The acquisition of Akritiv was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition:

(dollars in millions)
Net assets and liabilities	$(0.2)
Other intangible assets	0.6
Goodwill	3.0
Deferred tax liabilities, net	(0.1)

Total	$3.3

As of December 31, 2012, we re-measured the fair value of earn-out consideration for Akritiv which represented an increase of $0.5 million in the fair value of its earn-out consideration. We also paid $0.2 million to the sellers due to the fulfillment of certain earn-out conditions set forth in the acquisition agreement.

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

(dollars in millions)
Cash consideration	$565.0
Acquisition related costs included in selling, general and administrative expenses	5.6
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25.8
Current assets	62.1
Tangible fixed assets, net	14.6
Intangible assets	91.0
Deferred tax assets, net	21.7
Other non-current assets	12.0
Current liabilities	(42.8)
Long term liabilities	(6.3)
Total identifiable net assets assumed	$178.2
Goodwill	386.8
Total	$565.0

In July 2011, we acquired Nissan Human Information Services Co., Ltd., a Japanese provider of human resource services (“NHIS”), for cash consideration of $2 million. Subsequent to the acquisition, NHIS was renamed as Genpact Japan Services Co., Ltd. The acquisition of NHIS was accounted for as a business combination, in accordance with the acquisition method of accounting in accordance with ASC 805, Business Combinations.

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

As of December 31, 2012, we re-measured the fair value of earn-out consideration for HPP which represented an increase of $0.02 million in the fair value of its earn-out consideration. We also paid $0.5 million to the sellers due to the fulfillment of certain earn-out conditions set forth in the acquisition agreement.

In October 2011, we acquired Empower Research, LLC (“Empower”), an integrated media and business research company for initial cash consideration of $17.1 million and a contingent earn-out payment ranging from $0 to $7.7 million based on gross profit to be generated in 2012. The acquisition of Empower was accounted for as a business combination, in accordance with the acquisition method of accounting in accordance with ASC 805, Business Combinations.

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

As of December 31, 2012, we re-measured the fair value of earn-out consideration for Empower which represented a decline of $3.9 million in the fair value of its earn-out consideration.

In April 2012, we acquired Accounting Plaza B.V. (“Accounting Plaza”), a provider of finance and accounting, human resources, and PeopleSoft ERP services, for cash consideration of $38.7 million subject to adjustments based on transfer of pension funds, underfunding in pension funds, and sellers warranty breaches including certain other transactions and transaction costs. As of the date of the consolidated financial statements, the purchase consideration for the acquisition is pending finalization of such adjustments. There are no contingent consideration arrangements in connection with the acquisition. The acquisition of Accounting Plaza was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

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

In August 2012, we acquired Triumph Engineering, Corp. and Triumph On-Demand, Inc. (collectively, the “Triumph companies”), U.S. based providers of engineering services to the aviation, energy, and oil and gas industries, for initial cash consideration of $3.6 million, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $0.4 million and earn-out consideration (ranging from $0 to $4.5 million based on gross profit for the years ending December 31, 2013 and 2014) which had an estimated fair value of $3.3 million. The initial cash consideration paid to the seller at the time of closing after an estimated adjustment of working capital and closing indebtedness is $1.8 million. The acquisition of Triumph companies was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As of the date of these financial statements, the purchase consideration for the acquisition is pending final adjustment for working capital and closing indebtedness.

The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

(dollars in millions)
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

In September 2012, we acquired Atyati Technologies Private Limited (“Atyati”), a cloud-hosted technology platform provider for the rural banking sector in India, for initial cash consideration of $19.4 million subject to adjustment based on the closing date final working capital amount. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $2.5 million and earn-out consideration (ranging from $0 to $14.4 million based on gross profit for the year ending March 31, 2014) which had an estimated fair value of $1.5 million. We paid initial cash consideration at the time of closing net of withholding tax of $17.4 million. The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

(dollars in millions)
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

As of December 31, 2012, we re-measured the fair value of earn-out consideration and deferred consideration for Atyati which represented an increase of $0.2 million in the fair value of its earn-out consideration and $0.2 million in deferred consideration.

On February 6, 2013, we completed the acquisition of Jawood Business Process Solutions, LLC, (“Jawood”) for cash consideration of $51.0 million, subject to certain adjustments. Jawood is a U.S. based provider of business consulting and information technology services to the healthcare payer industry.

On February 6, 2013, we completed the acquisition of Felix Software Solutions Private Limited, (“Felix”), for cash consideration of $2.3 million, subject to certain adjustments. Felix is engaged in the business of providing offshore information technology consulting services to the healthcare payer industry in the US.

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

For our time and materials and transaction based contracts, we recognize revenue from services when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured. If we receive a cash payment in respect of services prior to the time a contract is signed, we recognize this as an advance from a client until such time as the contract is signed, it becomes revenue to the extent the services are rendered.

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

We enter into multiple element revenue arrangements in which a customer may purchase a combination of our services. We recognize revenue from multiple element arrangement based on (1) whether and when each element has been delivered, (2) fair value of each element is determined using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value, third-party evidence or using best estimated selling price, as applicable, and (3) allocation of the total price among the various elements based on the relative selling price method.

Our accounts receivable include amounts for services that we have performed and for which an invoice has not yet been issued to the client. We follow a 30-day billing cycle and, as such, there may be at any point in time up to 30 days of revenues which we have accrued but not yet billed. These are disclosed as part of accounts receivable.

Accounts receivable.    We record accounts receivable at the invoiced or to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Any receivable which is due after one year is classified under “Other Assets” in the Consolidated Balance Sheets. We maintain an allowance for doubtful accounts for estimated losses inherent in the accounts receivable portfolio. In establishing the required allowance, we consider the historical losses adjusted in the past to take into account current market conditions and our clients’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our clients.

Business combinations, goodwill and other intangible assets.    We account for business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under selling, general and administrative expenses.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, we perform the quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the quantitative assessment, recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, we shall perform the qualitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Intangible assets acquired individually, or with a group of other assets in a business combination, are carried at a cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	1–14 years
Marketing-related intangible assets	1–10 years
Contract-related intangible assets	1 year
Other intangible assets	3–9 years

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

We recognize derivative instruments and hedging activities as either assets or liabilities in our consolidated balance sheets and measure them at fair value. Changes in the fair values of these hedges are deferred and recorded as a component of other comprehensive income (losses), net of tax until the hedged transactions occur and are then recognized in the statement of income along with the underlying hedged item and disclosed as part of “Total net revenues”, “Cost of revenue” and “Selling, general and administrative expenses”, as applicable.

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

We record annual amounts relating to defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. We review these assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income and amortized to net periodic cost over future periods using the corridor method. We believe that the assumptions used in recording the obligations under the defined benefit plans are reasonable based on its experience and market conditions.

Stock-based compensation expense.    We recognize and measure compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option pricing model (Black-Scholes-Merton model) and for awards other than option awards, grant date fair value is determined on the basis of fair market value of the company’s shares on the date of grant of such awards. We recognize compensation expense for stock based awards net of estimated forfeitures. Stock-based compensation recognized in the consolidated statements of income is based on awards ultimately expected to vest. As a result the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We amortize the compensation cost on a straight-line basis over the vesting period.

Results of Operations

The following table sets forth certain data from our income statement for the years ended December 31, 2010, 2011 and 2012.

	Year ended December 31,			% Change Increase/(Decrease)
	2010	2011	2012	2011 Vs. 2010	2012 Vs. 2011
	(dollars in millions)
Net revenues—GE	$478.9	$483.8	$496.7	1.0%	2.7%
Net revenues—Global Clients	780.1	1,116.7	1,405.3	43.2%	25.8%

Total net revenues	1,259.0	1,600.4	1,902.0	27.12%	18.8%

Cost of revenue	788.5	1,004.9	1,157.8	27.4%	15.2%
Gross profit	470.4	595.5	744.2	26.6%	25.0%
Gross profit Margin %	37.4%	37.2%	39.1%
Operating expenses
Selling, general and administrative expenses	282.1	358.0	456.6	26.9%	27.6%
Amortization of acquired intangible assets	16.0	20.0	23.2	25.2%	16.3%
Other operating (income) expense, net	(5.5)	1.4	0.0	(124.8)%	(98.8)%

Income from operations	177.9	216.2	264.3	21.6%	22.2%
Income from operations % of Net revenues	14.1%	13.5%	13.9%
Foreign exchange (gains) losses, net	(1.1)	(35.1)	(13.1)	2,987.0%	(62.5)%
Other income (expense), net	5.2	10.7	(14.5)	104.3%	(235.3)%

Income before Equity-method investment activity, net and income tax expense	184.2	262.1	263.0	42.2%	0.4%
Equity-method investment activity, net	1.0	0.3	(0.0)	(67.7)%	(105.2)%

Income before income tax expense	183.2	261.7	263.0	42.8%	0.5%
Income tax expense	34.2	70.7	78.4	106.6%	11.0%

Net Income	149.0	191.1	184.6	28.2%	(3.4)%
Net income attributable to noncontrolling interest	6.9	6.8	6.4	(1.0)%	(6.0)%

Net income attributable to Genpact Limited shareholders	$142.2	$184.29	$178.2	29.6%	(3.3)%

Net income attributable to Genpact Limited shareholders % of Net revenues	11.3%	11.5%	9.4%

“Net revenues-Global Clients” disclosed above includes revenues earned from Carnation Auto, a client in which one of our directors has a controlling interest for the periods ended December 31, 2010, 2011 and 2012 and General Atlantic LLC, another client which was a significant shareholder in the Company until October 25, 2012.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net revenues.    Our net revenues increased by $301.5 million, or 18.8%, in 2012 compared to 2011. Our growth in net revenues is primarily on account of an increase in business process management services and information technology services for Global Clients as well as the full year revenue impact of the May 2011 acquisition of Headstrong and the partial year impact of the April 2012 acquisition of Accounting Plaza. Approximately $214.6 million, or 71.2%, of the growth in our 2012 net revenues came from client relationships that began prior to 2012. Our average headcount increased by 18.2% to approximately 56,500 in 2012 from approximately 47,800 in 2011. Our annualized net revenues per employee were $34.0 thousand in 2012 compared to $34.1 thousand in 2011.

Business process management revenues as a percentage of total net revenues decreased to 76.6% in 2012 from 78.8% in 2011. Information technology revenues as a percentage of total net revenues increased to 23.4% in 2012 up from 21.2% in 2011, driven by the acquisitions of Headstrong and Accounting Plaza and growth in information technology services for Global Clients and GE.

Business process management revenues grew 15.5% to $1,456.2 million in 2012, primarily led by growth of 21.4% from Global Clients, including revenues from the acquisition of Accounting Plaza. Information technology services revenues grew 31.2%, primarily driven by the full year revenue impact of Headstrong, the partial year impact of Accounting Plaza and growth in information technology services for Global Clients. Excluding Headstrong and Accounting Plaza, information technology services revenues grew by 16.5% in 2012 to $209.1 million, up from $179.5 million in 2011.

Net revenues from GE increased by $12.9 million, or 2.7% As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Classification of Certain Net Revenues” certain businesses in which GE ceased to be a 20% shareholder in 2011 were classified as GE net revenues for part of the year until their divesture by GE and as Global Clients net revenues after their divesture by GE. GE revenues for 2012 increased by 2.8% over 2011 after the adjustments for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 30.2% in 2011 to 26.1% in 2012.

Net revenues from Global Clients increased by $288.6 million, or 25.8%. $107.4 million, or 37.2%, of the increase in net revenues from Global Clients was attributable to the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. $83.0 million, or 28.7%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, pharmaceutical and healthcare industries. $76.5 million, or 26.5%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. The balance increase in net revenues from Global Clients was primarily from clients in the manufacturing and automotive industries. In addition, a portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $0.7 million, as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 69.8% in 2011 to 73.9% in 2012.

Cost of revenue.    The following table sets forth the components of our cost of revenue:

	Year Ended December 31,		% Change Increase/ (Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$678.2	$795.5	17.29%
Operational expenses	274.8	313.4	14.0
Depreciation and amortization	51.8	48.8	(5.8)

Cost of revenue	$1,004.9	$1,157.8	15.2%

Cost of revenue as a % of total net revenues	62.8%	60.9%

Cost of revenue increased by $152.9 million, or 15.2%. The increase in cost of revenue was primarily due to higher personnel and operational expenses on account of increased headcount and infrastructure cost. This increase primarily relates to the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012 and the general growth of our business. The increase in cost of revenue was also due to higher personnel and operational expenses incurred for transitions for new contracts.

Approximately half of the increase in cost of revenue relates to the acquisitions mentioned above and $62.8 million, or 41.1%, of the increase in cost of revenue was due to an increase in personnel expenses on account of increase in headcount. The remaining increase was due to higher facility and infrastructure related expenses, business related travel, communication and other expenses partially offset by a decline in consultancy charges recoverable from clients. This increase in cost of revenue was partially offset by the depreciation of the Indian rupee against the U.S. dollar in the year ended December 31, 2012 compared to the year ended December 31, 2011 and lower allocation of such costs to cost of revenue due to lower growth in the number of operations personnel compared to support personnel. As a result, our cost of revenue as a percentage of net revenues decreased from 62.8% in 2011 to 60.9% in 2012.

The largest component of the increase in cost of revenue was personnel expenses, which increased by $117.3 million, or 17.3%. Approximately 47.4% of the increase in personnel expenses relates to the acquisitions mentioned above. Our average operational headcount, excluding the above mentioned acquisitions, increased by approximately 4,900 employees, or 12.5%, during 2012. The increase in personnel expenses was also due to the hiring of new resources to manage growth and overall wage inflation. The increase in personnel expenses was partially offset by the foreign exchange volatility described above. As a result, personnel expenses as a percentage of net revenues decreased from 42.4% in 2011 to 41.8% in 2012.

Operational expenses increased by $38.6 million, or 14.0%. More than half of the increase in operational expenses was on account of higher facility and infrastructure costs as a result of expansion of our infrastructure and IT related facilities over the last twelve months in India, the Americas, the Philippines and China and business related travel. The increase in operational expenses was also on account of the acquisitions described above contributing 47.4% of the increase in operational expenses. The balance increase in operational expenses was due to communication and other expenses. The increase in operational expenses was partially offset by a decline in consultancy charges recoverable from clients, foreign exchange volatility and lower allocation to cost of revenue based on headcount by function. As a result, operational expenses as a percentage of net revenues decreased from 17.2% in 2011 to 16.5% in 2012.

Depreciation and amortization expenses as a component of cost of revenue decreased by $3.0 million to $48.8 million in 2012. The decrease was due to the foreign exchange volatility described above and reduced allocation to cost of revenue, partially offset by the acquisitions mentioned above. As a result, as a percentage of net revenues, depreciation and amortization expenses decreased from 3.2% in 2011 to 2.6% in 2012.

As a result of the foregoing, our gross profit increased by $148.7 million, or 25.0%, and our gross margin increased from 37.2 % in 2011 to 39.1% in 2012.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses:

	Year Ended December 31,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$247.7	$314.6	27.0%
Operational expenses	101.7	133.2	30.9
Depreciation and amortization	8.6	8.9	3.2

Selling, general and administrative expenses	$358.0	$456.6	27.6%

SG&A as a % of total net revenues	22.4%	24.0%

Selling, general and administrative expenses, or SG&A expenses, increased by $98.7 million, or 27.6%. Approximately 30.9% of the increase in SG&A expenses was due to the acquisition of Headstrong and Accounting Plaza. $6.2 million, or 6.3%, of the increase in SG&A expenses relates to fees for consultancy and other expenses relating to the payment of the special cash dividend. $20.7 million, or 21.0%, of the increase in SG&A expenses relates to consultancy charges, travel and living expenses, higher facility and infrastructure related expenses, and communication and other expenses. The increase in SG&A expenses was also due to higher allocation of cost due to lower growth in the number of operations personnel in 2012. The balance increase was on account of an increase in personnel expenses due to the growth in front end sales and relationship management resources, which are generally expensive resources, and general wage inflation, partially offset by the depreciation of the Indian rupee against the U.S. dollar in 2012 compared to 2011. As a result, as a percentage of net revenues, SG&A expenses increased from 22.4% in 2011 to 24.0% in 2012.

Personnel expenses increased by $66.9 million, or 27.0%. The increase in personnel expenses was a result of increase in business development expenses due to the growth of our front end sales and relationship management resources, the above mentioned acquisitions and general wage inflation. In addition, the increase in personnel expenses was also attributable to an increase in stock based compensation, which increased from $22.2 million in 2011 to $25.1 million in 2012. The increase in stock based compensation was primarily related to performance and restricted stock units issued in 2011 and performance stock units issued in 2012 due to above-target expected performance, including the impact of modification. The increase in personnel expenses was partially offset by the foreign exchange volatility described above. Our personnel expenses as a percentage of net revenues increased from 15.5% in 2011 to 16.5% in 2012.

The operational expenses component of SG&A expenses increased by $31.5 million, or 30.9%. Approximately 31.6% of the increase in operational expenses was attributable to consultancy and legal fees related to new product development and domain expertise, and legal expenses pertaining to higher deal volumes. In addition, approximately 19.8% of the increase in operational expenses relates to fees for consultancy and other expenses relating to the payment of the special cash dividend. The increase in operational expenses was also due to the acquisitions mentioned above which contributed approximately 14.0% of the increase in operational expenses. The remaining increase in operational expenses was due to higher facility and infrastructure related expenses, including higher allocation to SG&A expenses based on headcount by function, higher travel and living expenses due to increased sales travel and communication and other expenses. This increase in operational expenses was after taking a reserve for doubtful debts (net of recovery) of $3.9 million and acquisition related expenses of $0.7 million in 2012 compared to a reserve for doubtful debts (net of recovery) of $6.3 million and acquisition related expenses of $6.1 million in 2011. The increase in operational expenses was also partially offset by the foreign exchange volatility described above. As a percentage of net revenues, such costs increased from 6.4% in 2011 to 7.0% in 2012.

Depreciation and amortization expenses as a component of SG&A expenses increased by $0.3 million to $8.9 million in 2012. This increase in depreciation and amortization expenses was primarily due to the acquisitions mentioned above and higher allocation to SG&A expenses as described above. This increase was partially offset by the foreign exchange volatility described above. As a percentage of net revenues, depreciation and amortization remained constant at 0.5% in 2011 and 2012.

Amortization of acquired intangibles.    In 2011 and 2012, we continued to incur non-cash charges of $20.0 million and $23.2 million, respectively, consisting of the amortization of acquired intangibles resulting from the 2004 reorganization, when we began operating as an independent company and amortization of intangibles related to acquisitions in 2010, 2011 and 2012, consistent with the applicable amortization method and its useful life. As a result of the acquisitions of Headstrong and Accounting Plaza, amortization of acquired intangibles increased by $4.9 million, and this increase was partially offset by a decline in the amortization of acquired intangibles resulting from 2004 reorganization. These intangibles are evaluated for impairment at each period end, and to date, no impairments have been noted.

Other operating (income) expense, net.    Other operating (income) expense, net decreased to a net expense of $0.02 million in 2012, down from $1.4 million of net expense in 2011. This decrease in net expenses was primarily due to a decline of $3.0 million in the earn-out consideration relating to business acquisitions on account of fair value adjustment. This decrease was partially offset by an impairment of $6.2 million to certain capital work in progress/property, plant and equipment in 2012 in India and China compared to an impairment of $5.3 million in 2011 in India, and decrease in other operating income in 2012 compared to 2011.

Income from operations.    As a result of the foregoing factors, income from operations increased by $48.1 million to $264.3 million in 2012. As a percentage of net revenues, income from operations increased from 13.5% in 2011 to 13.9% in 2012.

Foreign exchange (gains) losses, net.    We recorded a foreign exchange gain of $13.1 million in 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from movements of the Indian rupee against the U.S. dollar, compared to a foreign exchange gain of $35.1 million in 2011.

Other income (expense), net.    The following table sets forth the components of other income (expense), net:

	Year ended December 31,		% Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
Interest income	$15.1	$12.0	(20.7)%
Interest expense	(9.2)	(28.1)	205.2
Other income	4.8	1.6	(66.3)

Other income (expense), net	$10.7	$(14.5)	(235.3)%

Other income (expense), net as a % of total net revenues	0.9%	(0.9)%

We recorded interest and other expense, net of interest income, of $14.5 million in 2012 compared to interest and other income, net of interest expense, of $10.7 million in 2011. The increase in interest and other expense, net of interest income was primarily driven by an increase in interest expense of $5.5 million due to the accelerated amortization of debt issuance costs related to the prepayment and termination of our prior credit facility, and increase in the interest expense due to higher borrowings in the third quarter of 2012 under our new credit facility. As a result of these borrowings, the weighted average rate of interest with respect to outstanding debt under our credit facility increased from 1.91% in 2011 to 3.2% in 2012.The net increase in expenses was also attributable to lower interest income of $12.0 million in 2012 compared to $15.1 million in 2011, due to increased investment in higher interest bearing bank deposits in 2011, receipt of interest income on an income tax refund and certain incentives given by the Chinese government in 2011.

Income before equity method investment, activity, net and income tax expense.    As a result of the foregoing factors, income before equity method investment activity, net and income tax expense increased by $0.9 million. As a percentage of net revenues, income before equity method investment, activity, net and income tax expense decreased from 16.4 % of net revenues in 2011 to 13.8 % of net revenues in 2012.

Equity-method investment activity, net.    This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income before income tax expense.    As a result of the foregoing factors, income before income tax expense increased by $1.3 million. As a percentage of net revenues, income before income tax expense decreased from 16.4 % of net revenues in 2011 to 13.8 % of net revenues in 2012.

Income tax expense.    Our income tax expense increased from $70.7 million in 2011 to $78.4 million in 2012, representing an effective tax rate of 30.6% in 2012, up from 27.7% in 2011. The increase in ETR is primarily driven by tax costs related to the 2012 Recapitalization such as withholding taxes and non-deductible expenses and changes in the jurisdictional distribution of our taxable income. The effect of the complete expiration effective March 31, 2011 of the India tax holiday under the STPI scheme was offset by the growth of our operations in low tax and exempt locations.

Net income.    As a result of the foregoing factors, net income decreased by $6.5 million from $191.1 million in 2011 to $184.6 million in 2012. As a percentage of net revenues, our net income was 11.9% in 2011 and 9.7 % in 2012.

Net income attributable to noncontrolling interest.    The noncontrolling interest was primarily due to the acquisition of E-Transparent B.V. and certain related entities, or ICE in 2007. It represents the apportionment of profits to the minority partners of ICE. The net income attributable to noncontrolling interest decreased from $6.8 million in 2011 to $6.4 million in 2012.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders decreased by $6.1 million from $184.3 million in 2011 to $178.2 million in 2012. As a percentage of net revenues, our net income was 11.5% in 2011 and 9.4% in 2012.

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

Revenues from business process management services as a percentage of total net revenues decreased to 78.8% in 2011 from 86.6% in 2010. Our business process management revenues grew 15.6% to $1,260.7 million in 2011, primarily led by growth of 23.3% from Global Clients including revenues from Headstrong business consulting services. Revenues from our information technology business as a percentage of total net revenues increased to 21.2% in 2011 up from 13.4% in 2010, primarily driven by the acquisition of Headstrong and growth in information technology services for Global Clients. Organic information technology services revenues grew by 6.8% in 2011 to $179.5 million, up from $168.1 million in 2010.

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

The following table presents unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information contains all adjustments necessary to fairly present this information. The comparison of results for the first quarter of 2012 with the fourth quarter of 2011 reflects the foregoing factors. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(dollars in millions)
Statement of income data:
Total net revenues	$435.5	$467.6	$491.2	$507.7
Cost of revenue	265.5	285.2	297.3	309.8
Gross profit	170.0	182.4	193.9	197.9
Income from operations	60.4	63.2	70.0	70.8
Income before Equity method investment activity, net and income tax expense	56.6	84.4	41.8	80.1
Net income attributable to Genpact Limited common shareholders	$38.5	$61.1	$25.2	$53.4

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(dollars in millions)
Statement of income data:
Total net revenues	$330.6	$397.6	$429.6	$442.7
Cost of revenue	214.5	254.0	268.3	268.1
Gross profit	116.1	143.6	161.3	174.6
Income from operations	46.5	51.1	56.7	61.9
Income before equity-method investment activity, net and income tax expense	51.2	55.2	68.6	87.0
Net income attributable to Genpact Limited shareholders	$36.1	$39.0	$48.0	$61.1

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2011 and 2012 is presented below:

	As of December 31, 2011	As of December 31, 2012	% Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$408.0	$459.2	12.6%
Short term deposits	—	18.3	NM *
Short-term borrowings	252.0	80.0	(68.3)
Long-term debt due within one year	29.0	5.0	(82.8)
Long-term debt other than the current portion	73.9	656.9	788.5
Genpact Limited total shareholders’ equity	$1,433.1	$1,168.4	(18.5)%

*	Not Measurable

Financial Condition

We finance our operations and our expansion including acquisitions with cash from operations and borrowing facilities.

On August 30, 2012, we fully prepaid and terminated our prior credit facility of $380.0 million and entered into a new credit facility of $925.0 million to repay our earlier credit facility of $380.0 million, to fund in part the special cash dividend of $501.6 million and to provide for our general corporate purposes including working capital requirements. Our new credit agreement provides for a term loan of $675.0 million and a revolving credit facility of $250.0 million. As of December 31, 2012, we had fully drawn $675.0 million of the term loan, and a total of $87.4 million was utilized from the revolving credit facility, which represented a funded drawn down of $80.0 million and a non-funded drawdown of $7.4 million.

Our cash and cash equivalents were $459.2 million as of December 31, 2012 up from $408.0 million as of December 31, 2011. Our cash and cash equivalents are comprised of (a) $175.6 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $283.1 million in deposits with banks to be used for medium term planned expenditure and capital requirements and (c) $0.6 million as restricted cash balance.

In addition, we held $18.3 million of short-term deposits with GE as of December 31, 2012 compared to no short term deposits held as of December 31, 2011.

As of December 31, 2012, $454.1 million of the $459.2 million of cash and cash equivalents were held by our foreign subsidiaries (non-Bermuda) and branch offices. We intend to either permanently reinvest $439.1 million of the cash held by our foreign subsidiaries or repatriate in a tax-free manner. We have accrued taxes on the remaining cash of $15.0 million held by one of our foreign subsidiaries. The amount of cash to be permanently reinvested in our foreign subsidiaries and to be repatriated in a tax-free manner is not ascertainable.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year Ended, December 31,			% Change Increase/ (Decrease)
	2010	2011	2012	2011 vs. 2010	2012 vs. 2011
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$163.1	$266.6	$310.7	63.5%	16.5%
Investing activities	(33.4)	(535.1)	(157.9)	(1,501.2)%	70.5
Financing activities	(32.3)	326.1	(105.5)	1,110.7%	(132.3)%

Net increase in cash and cash equivalents	$97.4	$57.6	$47.3	(40.9)%	(17.9)%

Cash flow from operating activities.    Our net cash provided by operating activities increased by $44.0 million from $266.6 million in 2011 to $310.7 million in 2012. This increase in cash flow from operating activities was primarily driven by the receipt in 2012 of a substantial upfront payment of $33.0 million from a large existing client to fund certain investments to be made, including upgrading facilities, infrastructure and technology used to service that client’s processes. In addition, there was an increase in liabilities in 2012 due to a receipt of $12.0 million from the client mentioned above, to be refunded over the next six years if the client meets its specified revenue commitment each year. This increase was offset by higher cash flow from operating activities in 2011 due to lower balance of payables in 2010 as compared to 2011 attributable to the renegotiation of certain vendor contracts, changes in certain employee programs and policies, refund of security deposits of $3.5 million in 2011 and the realization of NHIS acquisition related receivables of $3.8 million in 2011. Our net income adjusted for amortization and depreciation and other non-cash items for 2012 increased by $5.9 million over 2011 resulting in increased cash flow from operations. The increase in cash flow from operating activities in

2012 was also due to better collections of accounts receivables, primarily due to improved receivables management, an increase in accrued expenses and other liabilities in 2012 due to better management of vendor payables, changes in employee related accruals and accruals pertaining to the 2012 Recapitalization. Our days sales outstanding improved from 82 days as of December 31, 2011 to 80 days as of December 31, 2012. This increase was partially offset by payments for taxes due primarily on 2011 income as well as payment of security deposits for new sites in 2012.

Cash flow from investing activities.    Our net cash used for investing activities was $157.9 million in 2012 compared to $535.1 million in 2011. This decrease was primarily due to the payment of $56.5 million, net of cash acquired, for acquisitions in 2012 compared to $577.2 million paid for acquisitions, net of cash acquired, in 2011. The decrease in net cash used for investing activities was partially offset by the net proceeds of $77.0 million from the sale of U.S. treasury bills, net of purchases, during 2011 and short term deposits placed (net of redemption) for $18.3 million in 2012. The decrease was also partially offset by payments for purchases of property, plant and equipment (net of sale proceeds) of $82.8 million in 2012 compared to $34.9 million in 2011.

Cash flow from financing activities.    Our net cash used for financing activities was $105.5 million in 2012, compared to net cash provided by financing activities of $326.1 million in 2011. This decrease was primarily due to the payment of the special cash dividend of $501.6 million in 2012. The payment of the special cash dividend was partially funded through a new credit facility of $925.0 million (consisting of a term loan of $675.0 million and a revolving credit facility of $250.0 million), out of which $755.0 million was withdrawn by fully drawing $675.0 million of term loan and utilizing $80.0 million of the revolving credit facility. This resulted in an increase in cash flows from short and long term borrowings, net of $380.0 million after repaying the existing facility, and upfront fees of $15.3 million in 2012, compared to an increase from short and long term borrowings, net of $322.9 million, due to the credit facility of $380.0 million (consisting of a term loan of $120.0 million and a short term credit facility of $260.0 million) taken in 2011 to fund in part the acquisition of Headstrong and for repayment of the earlier credit facility. In addition, we received $26.2 million as proceeds from the issuance of common shares on exercise of employee stock options in 2012 compared to $12.8 million in 2011.

Financing Arrangements

Total long-term debt excluding capital lease obligations was $661.9 million at December 31, 2012 compared to $102.9 million at December 31, 2011 and $25.0 million at December 31, 2010. The increase in long-term debt (net of repayment) during the year ended December 31, 2012 was due to new borrowings for repayment of the balance outstanding under the earlier credit facility of $380.0 million, for financing in part the payment of the special cash dividend and to provide for our general corporate purposes including working capital requirements.

The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 1.1%, 1.9% and 3.2% for the years ended December 31, 2010, 2011 and 2012, respectively.

On May 3, 2011, we entered into a credit agreement of $380.0 million consisting of a $120.0 million term loan and a $260.0 million revolving credit facility, after repaying the outstanding balance of long-term indebtedness of $25.0 million as December 31, 2010. Borrowings under this credit agreement bear interest at a rate equal to LIBOR plus an applicable margin equal to 1.65% per annum. The revolving credit commitments under the credit agreement were subject to a commitment fee equal to 0.70% on the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving and swing line loans and letter of credit obligations. During 2011, we repaid $15.0 million of principal amount of the term loan in accordance with the repayment schedule. In addition, we complied with covenants pertaining to interest coverage, leverage and the positive net worth of our Indian business. This debt was also secured by a pledge on certain of our property and assets including equipment, accounts receivable, bank accounts and other current and non-current assets. For the year ended December 31, 2011, we were in compliance with all the covenants and undertakings described above.

On August 30, 2012, we fully prepaid and terminated our prior credit facility of $380.0 million and entered into a new credit agreement of $925.0 million consisting of a $675.0 million term loan and a $250.0 million revolving credit facility. Borrowing under the new credit agreement bears interest of LIBOR (LIBOR floor of 1%) plus a margin of 3.25% on the term loan and LIBOR plus a margin of 3.25% on the funded revolver. The unutilized amount on the revolving facility bears a commitment fee of 0.50%. Under the new credit agreement we can borrow additional funds without approval from the lenders to the extent our consolidated net leverage ratio does not exceed 2.25. In addition, we must comply with certain covenants pertaining to our leverage ratio. For the year ended December 31, 2012, we are in compliance with all of the financial covenants and material undertakings described above.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of December 31, 2012, short-term credit facilities available to us aggregated $250.0 million, which are under the same agreement as our new long-term debt facility. Out of this, a total of $87.4 million was utilized, representing a funded drawdown of $80.0 million and non-funded drawdown of $7.4 million.

As of December 31, 2010 and 2011, short-term credit facilities available to us aggregated $145.0 million and $260.0 million respectively. Out of this, as of December 31, 2010, a total of $10.0 million was utilized representing a non-funded drawdown, and as of December 31, 2011, $259.3 million was utilized, representing a funded drawdown of $252.0 million and non-funded drawdown of $7.3 million. In addition, we had fund-based and non-fund-based credit facilities of $17.5 million and $18.4 million, respectively, with banks for operational requirements, out of which a total of $5.0 million and $3.6 million was utilized representing non funded drawdown as of December 31, 2010 and 2011, respectively.

Goodwill Impairment Testing

Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASU 2011-08, the Company has an option to perform an assessment of qualitative factors to determine whether events or circumstances exist which lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount for all reporting units except for China and Headstrong. Accordingly, we performed the quantitative assessment of goodwill impairment for these two reporting units. Determining, through quantitative approach, whether an impairment has occurred requires valuation of the respective reporting units, which we estimate using a discounted cash flow model. The valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions which we believe to be reasonable but that are unpredictable and inherently uncertain and accordingly actual results may differ from these estimates. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, terminal growth rates, and future economic and market conditions. We derived our discount rate using the capital asset pricing model to estimate the weighted average cost of capital relevant to our reporting units. We used a discount rate that is commensurate with the risks and uncertainties in the business and our internally developed forecasts. The results of our quantitative assessment as of December 31, 2012, showed that the fair values of these two reporting units exceeded their book values. Based upon our quantitative assessment as at December 31, 2012, the estimated fair value for each of these two reporting units exceeded its carrying value by at least 24%.

In line with our long term strategy and focus for the business, during the year ended December 31, 2012, we decided to integrate a part of the Headstrong reporting unit representing the Japan business consulting division with the China reporting unit. This integration enabled the Company to leverage the business experience, knowledge, and resources more effectively and provide a global service delivery model. Therefore, goodwill attributable to the Japan business consulting division included in Headstrong in 2011 has been reported along with the “China” reporting unit in 2012. As a result of this change, we tested goodwill allocated to the

Japan business consulting division for impairment prior to the integration with the China reporting unit for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles—Goodwill and Other”. The fair value of the same was calculated using a discounted cash flow model using estimated future cash flows. The results of our evaluation showed that the fair value of the Japan business consulting division exceeded its book value.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see the Risk Factor entitled “Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition,” “Contractual Obligations” below and note 7 of our consolidated financial statements.

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2012:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$80.0	$80.0	$—	$—	$—
Long-term debt	661.9	5.0	10.0	10.1	636.8
Capital leases	3.8	1.3	1.9	0.6	—
Operating leases	170.6	39.4	60.7	55.3	15.2
Purchase obligations	13.7	13.7	—	—	—
Capital commitments net of advances	4.0	4.0	—	—	—
Contingent Consideration Fair Value	21.6	5.5	16.0	—	—
Other long-term liabilities	181.2	68.1	98.1	15.0	—

Total contractual cash obligations	$1,136.8	$217.0	$186.8	$81.0	$652.0

Recent Accounting Pronouncements

Recently issued accounting pronouncements

None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 71.0% in fiscal 2012) are received in U.S. dollars. We also receive revenues in Japanese yen, Euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, South African rand and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, Euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2012, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the Euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2012 by approximately $6 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 5.0% depreciation in the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2012 by approximately $29 million. Conversely, a 5.0% appreciation in the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2012 by approximately $33 million.

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

Interest Rate Risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2012, we had approximately $742 million of indebtedness under our credit facility, including a long-term loan of $662 million and a revolving credit facility of $80 million. Interest on our indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Based on our indebtedness of $742 million as of December 31, 2012, a 1% change in interest rates would impact our net interest expense by $7.4 million.

Credit Risk

As of December 31, 2012, we had accounts receivable, including long-term accounts receivable, net of provision for doubtful receivables of $471.1 million, $133.7 million of which was owed by GE and the balance $337.4 million of which was owed by Global Clients. No single Global Client owed more than $14.4 million.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

We acquired Accounting Plaza B.V., Triumph Engineering, Corp., Triumph On-Demand, Inc. and Atyati Technologies Private Limited during 2012, and in making the assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, we excluded Accounting Plaza B.V.’s, Triumph Engineering, Corp.’s, Triumph On-Demand, Inc.’s and Atyati Technologies Private Limited’s internal control over financial reporting associated with total assets of $88,325 thousand (of which $63,878 thousand represents goodwill and intangibles included within the scope of the assessment) and total revenues of $39,766 thousand included in the consolidated financial statements of the Company as of and for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the quarter ended December 31, 2012, our management excluded an evaluation of the disclosure controls and procedures of Accounting Plaza, Atyati and Triumph, acquired during 2012. See Note 3 to the Consolidated Financial Statements for a discussion of the acquisitions.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of shareholders under the captions, “Election of Directors”, “Information about Executive Officers”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated by reference in this report.

Item 11.    Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of shareholders under the caption, “Information about Executive and Director Compensation”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of shareholders under the captions, “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of shareholders under the caption, “Certain Relationships and Related Transactions”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of shareholders under the caption, “Independent Registered Public Accounting Firm Fees and Other Matters”, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-2 through F-72 hereof.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG

Gurgaon, India

March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited Genpact Limited and subsidiaries’ (“Genpact Limited” or the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Accounting Plaza B.V., Triumph Engineering Corporation, Triumph On-Demand, Inc. and Atyati Technologies Private Limited during 2012, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, Accounting Plaza B.V.’s, Triumph Engineering Corporation’s, Triumph On-Demand, Inc.’s and Atyati Technologies Private Limited’s internal control over financial reporting associated with total assets of $88,325 thousand (of which $63,878 thousand represents goodwill and intangibles included within the scope of the assessment) and total revenues of $39,766 thousand included in the consolidated financial statements of the Company as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Accounting Plaza B.V., Triumph Engineering Corporation, Triumph On-Demand, Inc. and Atyati Technologies Private Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG

Gurgaon, India

March 1, 2013

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2011	As of December 31, 2012
Assets
Current assets
Cash and cash equivalents	4	$408,020	$459,228
Accounts receivable, net	5	258,498	451,960
Accounts receivable from related party, net	5,28	143,921	29
Short term deposits		—	18,292
Deferred tax assets	26	46,949	48,489
Due from related party	8,28	10	—
Prepaid expenses and other current assets	8	127,721	150,769

Total current assets		$985,119	$1,128,767
Property, plant and equipment, net	9	180,504	200,362
Deferred tax assets	26	91,880	91,383
Investment in equity affiliates	28	220	416
Customer-related intangible assets, net	10	85,987	84,748
Marketing-related intangible assets, net	10	24,240	21,585
Other intangible assets, net	10	3,061	6,054
Goodwill	10	925,339	956,064
Other assets	11	107,037	116,548

Total assets		$2,403,387	$2,605,927

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2011	As of December 31, 2012
Liabilities and equity
Current liabilities
Short-term borrowings	16	$252,000	$80,000
Current portion of long-term debt	15	29,012	4,982
Current portion of capital lease obligations	13	1,005	1,301
Current portion of capital lease obligations payable to related party	13,28	762	—
Accounts payable		20,951	18,652
Income taxes payable	26	20,118	22,304
Deferred tax liabilities	26	35	538
Due to related party	14,28	464	—
Accrued expenses and other current liabilities	14	337,481	390,041

Total current liabilities		$661,828	$517,818
Long-term debt, less current portion	15	73,930	656,879
Capital lease obligations, less current portion	13	846	2,533
Capital lease obligations payable to related party, less current portion	13,28	855	—
Deferred tax liabilities	26	1,905	6,068
Due to related party	17,28	9,154	—
Other liabilities	17	219,186	250,848

Total liabilities		$967,704	$1,434,146

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued	20	—	—
Common shares, $0.01 par value, 500,000,000 authorized, 222,347,968 and 225,480,172 issued and outstanding as of December 31, 2011 and 2012, respectively	20	2,222	2,253
Additional paid-in capital		1,146,203	1,202,448
Retained earnings		605,386	281,982
Accumulated other comprehensive income (loss)		(320,753)	(318,272)

Genpact Limited shareholders’ equity		$1,433,058	$1,168,411
Noncontrolling interest		2,625	3,370

Total equity		$1,435,683	$1,171,781
Commitments and contingencies	29

Total liabilities and equity		$2,403,387	$2,605,927

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2010	2011	2012
Net revenues
Net revenues from services—related party	28	$479,231	$484,464	$550
Net revenues from services—others		779,732	1,115,972	1,901,421

Total net revenues		1,258,963	1,600,436	1,901,971

Cost of revenue
Services	22,28	788,522	1,004,899	1,157,766

Total cost of revenue		788,522	1,004,899	1,157,766

Gross profit		$470,441	$595,537	$744,205
Operating expenses:
Selling, general and administrative expenses	23,28	282,102	357,959	456,611
Amortization of acquired intangible assets	10	15,959	19,974	23,233
Other operating (income) expense, net	24,28	(5,484)	1,360	16

Income from operations		$177,864	$216,244	$264,345
Foreign exchange (gains) losses, net		(1,137)	(35,099)	(13,146)
Other income (expense), net	25,28	5,246	10,716	(14,499)

Income before Equity-method investment activity, net and income tax expense		$184,247	$262,059	$262,992
Equity-method investment activity, net		1,013	327	(17)

Income before income tax expense		$183,234	$261,732	$263,009
Income tax expense	26	34,203	70,656	78,419

Net Income		$149,031	$191,076	$184,590
Net income attributable to noncontrolling interest		6,850	6,782	6,374

Net income attributable to Genpact Limited shareholders		$142,181	$184,294	$178,216

Net income available to Genpact Limited common shareholders	21	$142,181	$184,294	$178,216
Earnings per common share attributable to Genpact Limited common shareholders	21
Basic		$0.65	$0.83	$0.80
Diluted		$0.63	$0.81	$0.78
Dividend per share		$—	$—	$2.24

Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		219,310,327	221,567,502	223,696,567
Diluted		224,838,529	226,354,403	229,532,516

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31
	2010		2011		2012
	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest
Net Income	142,181	6,850	184,294	6,782	178,216	6,374
Other comprehensive income:
Currency translation adjustments	27,827	(68)	(156,733)	78	(21,560)	131
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes	68,766	—	(113,646)	—	27,195	—
Net unrealized gain (loss) on investment in U.S. Treasury bills	208	—	(11)	—	—	—
Retirement benefits, net of taxes	(46)	—	(125)	—	(3,154)	—

Other comprehensive income (loss)	96,755	(68)	(270,515)	78	2,481	131

Comprehensive income (loss)	238,936	6,782	(86,221)	6,860	180,697	6,505

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2010	217,433,091	2,174	$1,063,304	$278,911	$(146,993)	$2,351	$1,199,747
Issuance of common shares on exercise of options (Note 19)	3,401,788	34	24,195	—	—	—	24,229
Issuance of common shares under the employee share purchase plan (Note 19)	44,581	—	597	—	—	—	597
Issuance of common shares on vesting of restricted share units (Note 19)	37,500	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	(7,065)	(7,065)
Noncontrolling interest on business acquisition	—	—	—	—	—	502	502
Stock-based compensation expense (Note 19)	—	—	17,514	—	—	—	17,514
Comprehensive income:
Net income	—	—	—	142,181	—	6,850	149,031
Other comprehensive income	—	—	—	—	96,755	(68)	96,687

Balance as of December 31, 2010	220,916,960	$2,208	$1,105,610	$421,092	$(50,238)	$2,570	$1,481,242

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of shares	Amount
Balance as of January 1, 2011	220,916,960	2,208	1,105,610	421,092	(50,238)	$2,570	$1,481,242
Issuance of common shares on exercise of options (Note 19)	1,142,441	11	12,142	—	—	—	12,153
Issuance of common shares under the employee share purchase plan (Note 19)	49,192	1	686	—	—	—	687
Issuance of common shares on vesting of restricted share units (Note 19)	239,375	2	(2)	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	(6,805)	(6,805)
Stock-based compensation expense (Note 19)	—	—	27,767	—	—	—	27,767
Comprehensive income:
Net income	—	—	—	184,294	—	6,782	191,076
Other comprehensive income	—	—	—	—	(270,515)	78	(270,437)

Balance as of December 31, 2011	222,347,968	$2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2012	222,347,968	2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683
Issuance of common shares on exercise of options (Note 19)	2,539,517	25	24,931	—	—	—	24,956
Issuance of common shares under the employee share purchase plan (Note 19)	86,214	1	1,270	—	—	—	1,271
Net Settlement on vesting of restricted share units (Note 19)	506,473	5	(2,108)	—	—	—	(2,103)
Distribution to noncontrolling interest	—	—	—	—	—	(5,760)	(5,760)
Stock-based compensation expense (Note 19)	—	—	32,152	—	—	—	32,152
Comprehensive income:
Net income	—	—	—	178,216	—	6,374	184,590
Other comprehensive income	—	—	—	—	2,481	131	2,612
Dividend (Note 20)	—	—	—	(501,620)	—	—	(501,620)

Balance as of December 31, 2012	225,480,172	$2,253	$1,202,448	$281,982	$(318,272)	$3,370	$1,171,781

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2010	2011	2012
Operating activities
Net income attributable to Genpact Limited shareholders	$142,181	$184,294	$178,216
Net income attributable to noncontrolling interest	6,850	6,782	6,374

Net income	$149,031	$191,076	$184,590

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	57,881	58,357	56,089
Amortization of debt issue costs	385	1,952	8,079
Amortization of acquired intangible assets	16,275	20,132	23,305
Reserve (release) for doubtful receivables	(1,334)	6,298	3,878
Reserve for mortgage loans	12	52	108
Gain on business acquisition	(247)	—	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(284)	(18,276)	(13,700)
Equity-method investment activity, net	1,013	327	(17)
Stock-based compensation expense	17,514	27,767	32,152
Deferred income taxes	(5,400)	(7,981)	(10,028)
Others, net	181	5,322	6,471
Change in operating assets and liabilities:
Increase in accounts receivable	(50,414)	(46,314)	(36,171)
Increase in other assets	(25,932)	(10,461)	(20,525)
Increase/(Decrease) in accounts payable	(2,631)	6,800	(4,380)
Increase/(Decrease) in accrued expenses and other current liabilities	(2,560)	27,517	38,478
Increase in income taxes payable	6,447	10,345	1,775
Increase/(Decrease) in other liabilities	3,161	(6,301)	40,556

Net cash provided by operating activities	$163,098	$266,612	$310,660

Investing activities
Purchase of property, plant and equipment	(55,171)	(35,776)	(83,337)
Proceeds from sale of property, plant and equipment	1,239	916	500
Investment in affiliates	(2,324)	—	(205)
Purchase of short term investments	(107,324)	(129,458)	—
Proceeds from sale of short term investments	162,940	206,443	—
Short term deposits placed	(6,530)	—	(43,978)
Redemption of short term deposits	16,325	—	25,638
Payment for business acquisitions, net of cash acquired	(42,575)	(577,233)	(56,488)

Net cash used for investing activities	$(33,420)	$(535,108)	$(157,870)

Financing activities
Repayment of capital lease obligations	(4,861)	(2,821)	(2,279)
Proceeds from long-term debt	—	120,000	675,000
Repayment of long-term debt	(45,000)	(40,000)	(106,688)
Proceeds from Short-term borrowings	—	260,000	80,000
Repayment of Short-term borrowings	(165)	(8,000)	(253,004)
Proceeds from issuance of common shares under stock based compensation plans	24,826	12,840	26,227
Payment for net settlement of stock based awards	—	—	(2,103)
Dividend paid	—	—	(501,620)
Direct cost incurred in relation to Debt	—	(9,115)	(15,266)
Distribution to noncontrolling interest	(7,065)	(6,805)	(5,760)

Net cash provided by (used for) financing activities	$(32,265)	$326,099	$(105,493)

Effect of exchange rate changes	17,887	(53,617)	3,911
Net increase in cash and cash equivalents	97,413	57,603	47,297
Cash and cash equivalents at the beginning of the period	288,734	404,034	408,020

Cash and cash equivalents at the end of the period	$404,034	$408,020	$459,228

Supplementary information
Cash paid during the period for interest	$1,617	$5,026	14,061
Cash paid during the period for income taxes	$40,466	$65,688	91,825
Property, plant and equipment acquired under capital lease obligation	$1,968	$1,787	2,699

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

1. Organization

(a) Nature of Operations

The Company is a global leader in business process management and technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help its clients drive intelligence across their enterprises. The Company believes that its Smart Enterprise Processes (SEPSM) framework, its unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. The Company’s Smart Decision Services deliver valuable business insights to its clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, the Company also offers a wide range of technology services. Driven by a passion for process innovation and operational excellence built on its Lean and Six Sigma DNA and the legacy of serving General Electric Company (“GE”) for more than 15 years, its 60,000+ professionals around the globe deliver services to more than 600 clients from a network of more than 70 delivery centers across 18 countries supporting more than 30 languages.

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

In August 2007, the Company completed an initial public offering of its common shares, pursuant to which the Company and certain of its shareholders each sold 17,647,059 common shares.

On March 24, 2010, a secondary offering of the Company’s common shares by certain of its shareholders was completed that was priced at $15 per share. The offering consisted of 38,640,000 common shares, which included the underwriters’ exercise of their option to purchase an additional 5,040,000 common shares from the Company’s shareholders at the offering price of $15 per share to cover over-allotments. All of the common shares were sold by existing shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering. The Company incurred expenses in connection with the secondary offering of approximately $591, included under ‘Other income (expense), net’ in the Consolidated Statement of Income for the year ended December 31, 2010. Upon the completion of the secondary offering, GE’s shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder although it continued to be a related party. GE’s shareholding subsequently declined to less than 5.0%, as a result of which GE is no longer considered a related party during the year ended December 31, 2012.

2012 Recapitalization

On August 1, 2012, the Company announced that Glory Investments A Limited, formerly known as South Asia Private Investments and an affiliate of Bain Capital Investors, LLC (“Bain Capital”) had entered into an agreement to purchase approximately 67,750,678 common shares of the Company from affiliates of General

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

1. Organization (Continued)

Atlantic (“GA”) and Oak Hill Capital Partners (“OH”) for $14.76 per share, or approximately $1,000,000, after payment by the Company of a special cash dividend of $2.24 per share. The special cash dividend was declared by the Company’s board of directors on August 30, 2012, and paid on September 24, 2012 to holders of record as of September 10, 2012. On October 25, 2012, Bain Capital and its affiliated assignees completed the purchase of 57,537,264 common shares of the Company. As permitted under the share purchase agreement, two additional co-investors (RGIP, LLC, an investor in certain investment funds which are affiliated with Bain Capital, and Twickenham Investment Private Limited, an affiliate of the Government of Singapore Investment Corporation Private Limited) purchased the remaining 50,812 shares and 10,162,602 shares of the Company, respectively, covered by the share purchase agreement.

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

The Company incurred expenses of approximately $23,464 for the 2012 Recapitalization excluding the fees associated with the previous existing credit facility and the new credit facility. Out of the total expenses of $23,464, $6,237 has been incurred and recorded as part of “selling, general and administrative expenses” in the Consolidated Statements of Income. The balance of the total expenses of approximately $17,227 relating to the share purchase transaction have been incurred and accrued as of December 31, 2012 and have been reported as a part of “other income (expense), net” in the Consolidated Statements of Income. GA and OH, collectively, reimbursed $17,000 of the $17,227 to the Company on October 25, 2012 at the closing of the share purchase transaction in accordance with the letter agreement among the Company, GA and OH. This reimbursement has been recorded as part of “other income (expense), net” in the Consolidated Statements of Income for the year ended December 31, 2012.

On December 14, 2012, a secondary offering of the Company’s common shares by certain of its shareholders was completed that was priced at $15.50 per share. The offering consisted of 10,911,011 common shares at the offering price of $15.50 per share. All of the common shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering. The Company incurred expenses in connection with the secondary offering amounting to approximately $200, which has been reported as a part of “other income (expense), net” in the Consolidated Statements of Income. This amount was recoverable from the selling shareholders and set up as recoverable as a part of “other income (expense), net” in the Consolidated Statements of Income as of December 31, 2012 and fully recovered subsequent to December 31, 2012. Upon the completion of the secondary offering, GA and OH each owned approximately 2.4% of the Company’s common shares outstanding, and they ceased to be significant shareholders and related parties.

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

The noncontrolling interest disclosed in the accompanying consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and noncontrolling shareholders’ interest in the operation of Hello Communications (Shanghai) Co., Ltd. and the profits or losses associated with the noncontrolling interest in those operations. The noncontrolling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their shares of profit as it is a partnership and, accordingly, noncontrolling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the Consolidated Statements of Income.

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

c) Revenue recognition

The Company derives its revenue primarily from business process and technology management services, which are provided on both a time-and-material and fixed-price basis. The Company recognizes revenue when persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured. Revenues from services rendered under time-and-materials contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for application development, maintenance and support services. Revenues on these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and receivables for the services rendered between the last billing date and the balance sheet date.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Revenue with respect to fixed-price contracts for development of software is recognized on a percentage of completion method. Guidance has been drawn from Financial Accounting Standards Board (“FASB”) guidance on Software—Revenue Recognition to account for revenue from fixed price arrangements for software development and related services in conformity with FASB guidance on Revenue Recognition—Construction—Type and Production-Type Contracts. The input (effort expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

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

The Company enters into multiple element revenue arrangements in which a customer may purchase a combination of its services. Revenue from multiple element arrangements is recognized based on (1) whether and when each element has been delivered; (2) fair value of each element is determined using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value, third-party evidence or using best estimated selling price, as applicable, and (3) allocation of the total price among the various elements based on the relative selling price method.

d) Accounts receivable

Accounts receivable are recorded at the invoiced / to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(e) Cash and cash equivalents

Cash and cash equivalents consist of cash and bank balances and all highly liquid investments purchased with an original maturity of three months or less.

(f) Short term investments

All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short term investments. Marketable short term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

losses recorded as a separate component of other comprehensive income (loss) until realized. Realized gains and losses on investments are determined based on the specific identification method and are included in “Other income (expense), net”. The Company does not hold these investments for speculative or trading purposes.

(g) Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for replacements and improvements are capitalized, whereas the cost of maintenance and repairs are charged to earnings as incurred. The Company depreciates and amortizes all property, plant and equipment using the straight-line method over the following estimated economic useful lives of the assets:

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

Advances paid towards the acquisition of property, plant and equipment outstanding as of each balance sheet date and the cost of property, plant and equipment not put to use before such date are disclosed under “Capital work in progress”.

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

(i) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under Selling, General and Administrative Expenses.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, the Company shall perform the qualitative assessment of Goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. See note 10 for information and related disclosures.

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

(k) Foreign currency

The consolidated financial statements are reported in U.S. Dollars. The functional currency of the Company is the U.S. Dollar. The functional currency for subsidiaries organized in Europe, other than the U.K., one

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

subsidiary in Poland and the Czech Republic, is the Euro, and the functional currencies of subsidiaries organized in Brazil, China, Columbia, Guatemala, India, Japan, Morocco, South Africa, the Philippines, the U.K., Poland, the Czech Republic, Hong Kong, Singapore, Australia, Canada and United Arab Emirates are their respective local currencies. The functional currency of all other legal entities forming part of the Company is the U.S. Dollar. The translation of the functional currencies of the respective subsidiaries into U.S. Dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity.

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

(m) Derivative instruments and hedging activities

In the normal course of business, the Company uses derivative financial instruments to manage fluctuations in foreign currency exchange rates. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies.

The Company recognizes derivative instruments and hedging activities as either assets or liabilities in its consolidated balance sheets and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of other comprehensive income (loss) reported under accumulated other comprehensive income (loss) until the hedged transactions occur and are then recognized in the consolidated statements of income along with the underlying hedged item and disclosed as part of “Total net revenues”, “Cost of revenue” and “Selling, general and administrative expenses”, as applicable. Changes in the fair value of derivatives not designated as hedging instruments, the ineffective portion of derivatives designated as cash flow and interest rate hedges are recognized in the consolidated statements of income and are included in foreign exchange (gains) losses, net, and other income (expense), net, respectively.

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

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent change in its fair value in the consolidated statements of income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately, in foreign exchange (gains) losses, net in the consolidated statements of income, the gains and losses attributable to such derivative that were accumulated in other comprehensive income (loss).

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

The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis and makes

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

(p) Stock-based compensation

The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. For the option awards, grant date fair value is determined under the option-pricing model (Black-Scholes-Merton) and for awards other than option awards, grant date fair value is determined on the basis of fair market value of the Company’s share on the date of grant of such awards. The Company recognizes compensation expense for stock based awards net of estimated forfeitures. Stock-based compensation recognized in the consolidated statements of income for the years ended December 31, 2010, 2011 and 2012 is based on awards ultimately expected to vest. As a result, the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(q) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term investments, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluation of the credit worthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 36% and 30% of receivables as of December 31, 2011 and 2012, respectively. GE accounted for 38%, 30% and 26% of revenues for the years ended December 31, 2010, 2011 and 2012, respectively.

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

(s) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with the same are expensed as incurred.

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

•

In June 2011, the FASB issued ASU No. 2011-05—“Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, amended by ASU 2011-12 issued in December 2011, an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. The amendments are effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. Effective January 1, 2012, the Company adopted ASU 2011-05.

•

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement in Accounting Standards Update No. 2011-04—“Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments are intended to create consistency between U.S. generally accepted accounting principles and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this update are effective for fiscal years and interim periods beginning on or after December 15, 2011. These changes are required to be applied prospectively. Effective January 1, 2012, the Company adopted ASU 2011-04.

(u) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions

(a) Atyati Technologies Private Limited

On September 4, 2012, the Company acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited, an Indian private limited company (“Atyati”), for initial cash consideration of $19,368 subject to adjustment based on the closing date final working capital amount. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $2,539 and an earn-out consideration (ranging from $0 to $14,372 based on gross profit for the year ending March 31, 2014) which has an estimated fair value of $1,487.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

Goodwill recorded in connection with the Atyati acquisition amounted to $13,306, representing the excess of the preliminary estimated purchase price over the net assets (including deferred taxes) acquired, has been allocated to the India reporting unit and is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The preliminary estimated value and estimated useful lives of the intangibles are as follows:

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

(b) Triumph Engineering, Corp. and Triumph On-Demand, Inc.

On August 17, 2012, the Company acquired 100% of the outstanding shares of common stock of Triumph Engineering, Corp. and Triumph On-Demand, Inc. both Ohio corporations (collectively “Triumph Companies”) for initial cash consideration of $3,600, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement provides for additional deferred consideration which has a discounted value of $379 and earn-out consideration (ranging from $0 to $4,500 based on gross profit for the years ending December 31, 2013 and 2014) which had an estimated fair value of $3,256.

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

Triumph Companies are a U.S. based provider of engineering services to the aviation, energy, and oil and gas industries. This acquisition provides the Company with capabilities in the engineering services space.

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

Goodwill recorded in connection with the acquisition of Triumph Companies amounted to $4,517, representing the excess of the preliminary estimated purchase price over the net assets (including deferred taxes) acquired, has been allocated to the India reporting unit and is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The preliminary estimated value and estimated useful lives of the intangibles are as follows:

	Preliminary estimated value	Estimated useful life
Customer related intangibles	$382	1 to 10 years

The weighted average amortization period in respect of the acquired intangible assets is 8 years. The results of operations of Triumph Companies and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from August 17, 2012, the date of acquisition.

(c) Accounting Plaza B.V.

On April 25, 2012, the Company acquired 100% of the outstanding shares of Accounting Plaza B.V., a private limited liability company organized under the laws of the Netherlands (“Accounting Plaza”), for cash consideration of $38,698 subject to adjustments based on transfer of pension funds, underfunding in pension funds, sellers warranty breaches including certain other transactions and transaction costs. As of December 31, 2012, the purchase consideration for the acquisition is pending finalization of the foregoing adjustments. There are no contingent consideration arrangements in connection with the acquisition.

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

The weighted average amortization period in respect of the acquired intangible assets is 7 years. The results of operations of Accounting Plaza and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from April 25, 2012, the date of acquisition.

(d) Empower Research, LLC

On October 3, 2011, the Company acquired 100% of the outstanding Capital Stock Units of Empower Research, LLC (“Empower”) for initial cash consideration of $17,100, subject to adjustment based on working capital, cash balances, current indebtedness and company expenses. The agreement also provides for additional deferred consideration which has a discounted value of $802 and contingent earn-out consideration (ranging from $0 to $7,662 based on gross profit to be generated in the year 2012) which had an estimated fair value of $4,511.

Empower is an integrated media and business research company with strong capabilities in social media research and measurement. With this acquisition, the Company gained access to one of the fastest-growing research domains and the social media industry.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Empower were recorded at fair value at the date of acquisition. Goodwill recorded in connection with Empower acquisition amounted to $15,197, representing the excess of the purchase price over the net assets (including deferred taxes) acquired, and has been allocated to the India reporting unit and is not deductible for tax purposes. The results of operations of Empower and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from October 3, 2011, the date of acquisition.

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

The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The fair value and estimated useful lives of the intangibles are follows:

	Fair value	Estimated useful life
Customer related intangibles	$3,700	2 to 7 years
Marketing related intangibles	$3,870	3 to 10 years

The weighted average amortization period in respect of the acquired intangible assets is 8 years.

(e) High Performance Partners LLC

On August 24, 2011, the Company acquired an additional 72.79% of the membership interests of High Performance Partners LLC (“HPP”), thereby increasing its interest from 27.21% to 100% and providing the Company control over HPP as a wholly owned subsidiary. The Company acquired the 72.79% membership interest for contingent earn-out consideration ranging from $0 to $16,000 (based on Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) levels generated in 42 months following the acquisition, free cash flows generated, successful completion of certain sale transactions and revenue generated by the Company’s existing business that utilizes HPP technology), which had a preliminary estimated fair value of $6,417 at the acquisition date. Acquisition-related costs incurred by the Company amounted to $49, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income.

HPP provides innovative solutions for the mortgage market through its proprietary Quantum Mortgage Technology, including consulting and business solutions. Through the acquisition of HPP, Genpact acquired the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

Quantum software platform, which supports its Mortgage Business Process. Goodwill recorded in connection with the HPP acquisition amounted to $5,988, which has been allocated to the Americas reporting unit and is deductible for tax purposes.

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

(f) Nissan Human Information Services Co., Ltd.

On July 1, 2011, the Company acquired 100% of the outstanding equity interest in Nissan Human Information Services Co., Ltd., a Japanese corporation (“NHIS”), for cash consideration of $2,000. There are no contingent consideration arrangements in connection with the acquisition. Subsequent to the acquisition, NHIS was renamed Genpact Japan Services Co., Ltd. Acquisition-related costs incurred by the Company amounted to $263, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. This acquisition provides additional delivery capabilities in human resource services in Japan. Goodwill recorded in connection with NHIS acquisition amounted to $12 which has been allocated to the China reporting unit and is not deductible for tax purposes.

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

$2,000

The above acquired customer related intangible asset has an estimated useful life of 14 years.

(g) Headstrong Corporation

On May 3, 2011, the Company acquired 100% of the outstanding common stock of Headstrong Corporation, a Delaware corporation (“Headstrong”) for $550,000 in cash subject to adjustment based on closing date net working capital, funded indebtedness, seller expenses and amount of cash and cash equivalents. During the year ended December 31, 2012, the purchase consideration for the acquisition was adjusted for closing working capital and final settlement of seller expenses. The total amount paid by the Company to acquire Headstrong, net of $25,845 of cash acquired, is $558,363 (including $19,205 of seller expenses). There are no contingent consideration arrangements in connection with the acquisition. Pursuant to the terms of the acquisition agreement and final settlement with the sellers, the purchase consideration comprised the following:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Headstrong were recorded at fair value at the date of acquisition. During the year ended December 31, 2012, the Company adjusted the fair value of assets and liabilities recorded as of the date of acquisition with a corresponding adjustment to goodwill for measurement period adjustments. The following table summarizes the final allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed as a result of the Headstrong acquisition:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

Goodwill represents the excess of the purchase price over the fair value of the net assets (including deferred taxes) acquired and is not deductible for tax purposes. The acquisition of Headstrong resulted in the addition of a new reporting unit to the Company and, accordingly, the acquisition related goodwill has been allocated to such new reporting unit. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The fair value and estimated useful lives of the intangibles are as follows:

	Fair value	Estimated useful life
Customer related intangibles	$68,450	2 to 11 years
Marketing related intangibles	21,820	10 years
Other intangibles	750	7 years

The weighted average amortization period in respect of the acquired intangible assets is 10 years.

(h) Akritiv Technologies, Inc.

On March 14, 2011, the Company acquired 100% of the outstanding equity interest in Akritiv Technologies, Inc., a Delaware Corporation (“Akritiv”), for cash consideration of $1,564 and a contingent earn-out component (ranging from $0 to $3,500 based on EBIT levels generated in year ending March 2012, 2013 and 2014), which had an estimated fair value of $1,731 at the acquisition date. Acquisition-related costs incurred by the Company amounted to $30, which have been expensed under ‘Selling, general and administrative expenses’ in the Consolidated Statements of Income. Through this acquisition, the Company acquired a proprietary technology platform and software as a service delivered solutions for functions such as credit and accounts receivable management. This will provide an end-to-end offering to clients for receiving and processing customer sales. Goodwill recorded in connection with the Akritiv acquisition amounted to $2,992, which has been allocated to the Americas reporting unit.

The acquisition of Akritiv was accounted for as a business combination, in accordance with the acquisition method. The operations of Akritiv and the fair market values of the assets and liabilities have been included in the Company’s Consolidated Financial Statements with effect from the date of acquisition of March 14, 2011.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(i) Earn out and deferred consideration

The Company acquired Akritiv, HPP, Empower and Atyati on March 14, 2011, August 24, 2011, October 3, 2011 and September 4, 2012, respectively. The terms of the acquisition agreements for these business acquisitions provided for the payment of additional earn-out consideration if certain future events or conditions are met. These earn-outs were recorded as liabilities based on their fair values as of the acquisition dates. The Company evaluates the fair value of such earn-out consideration for the respective acquisitions for changes, at each reporting period. During the year ended December 31, 2012, the Company re-measured the fair value of such earn-out consideration with corresponding changes in the Consolidated Statements of Income as follows:

Decrease in fair value of earn out consideration for Empower	$3,926
Increase in fair value of earn out consideration for HPP	(20)
Increase in fair value of earn out consideration for Akritiv	(508)
Increase in fair value of earn out consideration for Atyati	(161)

$3,237

The terms of the acquisition agreement for Atyati provided for payment of additional deferred consideration. Based on certain post-acquisition events and the terms of the acquisition agreement, the fair value of such deferred consideration was increased by $224 with corresponding changes in the Consolidated Statements of Income.

Further, the Company paid $226 and $500 for Akritiv and HPP, respectively, due to the fulfillment of certain earn-out conditions set forth in the respective acquisition agreements.

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2011 and 2012 comprise:

	As of December 31, 2011	As of December 31, 2012
Deposits with banks	$267,467	$283,660
Other cash and bank balances	140,553	175,568

Total	$408,020	$459,228

The cash and cash equivalents as of December 31, 2011 and 2012 include restricted cash balances of $254 and $628, respectively. Restrictions primarily consist of margin money against bank guarantees and deposits for foreign currency advances on which the bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of reserve for doubtful receivables as recorded by the Company:

As of December 31,	Balance at the beginning of the year	Additions due to acquisitions	Additions charged to cost and expense	Deductions	Balance at the end of the year
2010	5,229	—	(1,334)	(969)	2,926
2011	2,926	240	6,298	(760)	8,704
2012	8,704	184	3,878	(3,693)	9,073

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

5. Accounts receivable, net of reserve for doubtful receivables (Continued)

Accounts receivable were $411,123 and $461,062, and the reserve for doubtful receivables were $8,704 and $9,073, resulting in net accounts receivable balances of $402,419 and $451,989 as of December 31, 2011 and 2012, respectively. In addition, accounts receivable due after one year of $20,579 and $19,140 as of December 31, 2011 and 2012, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $144,782 and $64, and the reserve for doubtful receivables were $861 and $35, resulting in net accounts receivable balances of $143,921 and $ 29, as of December 31, 2011 and 2012, respectively.

6. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivative instruments and loans held for sale. The fair value measurements of these derivative instruments and loans held for sale were determined using the following inputs as of December 31, 2011 and 2012:

	As of December 31, 2011
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$8,877	$—	$8,877	$—
Loans held for sale (Note a)	469	—	—	469

Total	$9,346	$—	$8,877	$469

Liabilities
Derivative Instruments (Note b)	$221,628	$—	$221,628	$—

Total	$221,628	$—	$221,628	$—

	As of December 31, 2012
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$10,645	$—	$10,645	$—
Total	$10,645	$—	$10,645	$—

Liabilities
Derivative Instruments (Note b)	$174,076	$—	$174,076	$—

Total	$174,076	$—	$174,076	$—

(a)	Included in “Prepaid expenses and other current assets”, and “Other assets” in the consolidated balance sheets.
(b)	Included in “Accrued expenses and other current liabilities”, and “Other liabilities” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

6. Fair Value Measurements (Continued)

The following table sets forth the reconciliation of loans held for sale which have been measured at fair value using significant unobservable inputs:

	Year ended December 31,
	2011	2012
Opening balance, net	$530	$469
Impact of fair value included in earnings	(52)	(108)
Settlements	(9)	(361)

Closing balance, net	$469	$—

The Company values derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from an independent market database. Loans held for sale are valued using collateral values based on inputs from a single source when the Company is not able to corroborate the inputs and assumptions with other relevant market information.

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks or other financial institutions, and the Company considers the risks of non-performance by the counterparties as not material. The forward foreign exchange contracts mature between zero and forty-eight months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31		As of December 31
	2011	2012	2011	2012
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,856,100	$1,706,000	$(210,297)	$(160,432)
United States Dollars (sell) Mexican Peso (buy)	7,200	8,400	(461)	306
United States Dollars (sell) Philippines Peso (buy)	36,900	58,800	872	2,237
Euro (sell) United States Dollars (buy)	77,836	79,501	2,821	(420)
Euro (sell) Hungarian Forints (buy)	9,950	9,968	(953)	(10)
Euro (sell) Romanian Leu (buy)	60,361	64,870	416	(645)
Japanese Yen (sell) Chinese Renminbi (buy)	52,434	26,214	(5,381)	1,451
Pound Sterling (sell) United States Dollars (buy)	93,996	92,165	2,588	(2,494)
Australian Dollars (sell) United States Dollars (buy)	68,637	60,626	(2,356)	(3,424)

			$(212,751)	$(163,431)

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

The fair value of the derivative instruments and their location in the consolidated financial statements of the Company is summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011	As of December 31, 2012
Assets
Prepaid expenses and other current assets	$4,545	$6,972	$782	$1,742
Other assets	$3,550	$1,931	$—	$—

Liabilities
Accrued expenses and other current liabilities	$56,377	$60,229	$10,527	$1,417
Other liabilities	$154,724	$112,430	$—	$—

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

In connection with cash flow hedges, the Company has recorded as a component of other comprehensive income (loss), or OCI, within equity a gain (loss) of ($131,881), and ($104,686), net of taxes, as of December 31, 2011 and 2012, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains / losses recognized in other comprehensive income (loss), and their effect on financial performance is summarized below:

	Year Ended December 31,
	2010			2011			2012
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	(130,946)	(43,945)	(87,001)	(27,482)	(9,247)	(18,235)	(203,006)	(71,125)	(131,881)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(73,861)	(25,638)	(48,223)	(44,025)	(15,863)	(28,162)	(34,927)	(12,651)	(22,276)

Changes in fair value of effective portion of outstanding derivatives, net	29,603	9,060	20,543	(219,549)	(77,741)	(141,808)	4,323	(596)	4,919

Unrealised gain (loss) on cash flow hedging derivatives, net	103,464	34,698	68,766	(175,524)	(61,878)	(113,646)	39,250	12,055	27,195

Closing balance as of December 31	(27,482)	(9,247)	(18,235)	(203,006)	(71,125)	(131,881)	(163,756)	(59,070)	(104,686)

The gains / losses recognized in other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)			Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
	2010	2011	2012		2010	2011	2012		2010	2011	2012
Forward foreign exchange contracts	$29,603	$(219,550)	$4,323	Revenue	$(6,152)	$(9,519)	$(4,432)	Foreign exchange (gains) losses, net	$—	$—	$—
				Cost of revenue	(55,020)	(27,813)	(24,183)
				Selling, general and administrative expenses	(12,689)	(6,693)	(6,312)

	$29,603	$(219,550)	$4,323		$(73,861)	$(44,025)	$(34,927)		$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivatives	Amount of (Gain) Loss recognized in Income on Derivatives
		Year ended December 31,
		2010	2011	2012
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(10,433)	$18,725	(3,884)
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	(234)	—	—

		$(10,667)	$18,725	$(3,884)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.
(b)	These forward foreign exchange contracts were initially designated as cash flow hedges under FASB guidance on derivatives and hedging. The net (gains) losses amounts of $(234), $0 and $0 for the years ended December 31, 2010, 2011 and 2012 respectively, include the recognition of (gains) losses for certain derivative contracts accounted for within other comprehensive income (loss). These (gains) losses were recognized because certain forecasted transactions were no longer expected to occur and therefore hedge accounting was no longer applied. These amounts also include subsequent realized (gains) losses and changes in the fair value of these derivatives and are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2011	2012
Advance taxes	$57,492	$71,076
Deferred transition costs	34,354	38,336
Loans held for sale	469	—
Derivative instruments	5,326	8,714
Employee advances	3,922	4,800
Advances to suppliers	3,447	2,912
Prepaid expenses	16,041	12,944
Deposits	1,827	2,701
Others	4,853	9,286

	127,731	150,769
Less: Due from a related party	(10)	—

	$127,721	$150,769

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2011	2012
Land	$16,237	$15,688
Buildings	55,387	55,574
Furniture and fixtures	28,654	30,040
Computer equipment and servers	141,334	164,316
Plant, machinery and equipment	49,325	60,564
Computer software	82,733	85,741
Leasehold improvements	67,994	84,972
Vehicles	5,700	6,645
Capital work in progress	4,051	10,000

Property, plant and equipment, gross	451,415	513,540
Less: Accumulated depreciation and amortization	(270,911)	(313,178)

Property, plant, and equipment, net	$180,504	$200,362

Depreciation expense on property, plant and equipment for the years ended December 31, 2010, 2011 and 2012 was $49,397, $47,147 and $46,046, respectively. The amount of computer software amortization for the years ended December 31, 2010, 2011 and 2012 was $13,492, $13,257 and $11,613, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $5,008, $2,047 and $1,570 for the years ended December 31, 2010, 2011 and 2012, respectively.

Property, plant and equipment, net include assets held under capital lease arrangements, which consist of the following:

	As of December 31,
	2011	2012
Vehicles	$4,376	$5,588
Furniture and fixtures	1,348	1,306
Computer equipment and servers	227	185
Plant, machinery and equipment	82	82

	6,033	7,161
Less: Accumulated depreciation	(2,954)	(3,560)

	$3,079	$3,601

Depreciation expense in respect of these assets was $2,589, $706 and $524 for the years ended December 31, 2010, 2011 and 2012, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the years ended December 31, 2011 and 2012:

	As of December 31,
	2011	2012
Opening balance	$570,153	$925,339
Goodwill relating to acquisitions consummated during the period	414,158	43,265
Adjustment to preliminary purchase accounting for Headstrong	—	(3,213)
Effect of exchange rate fluctuations	(58,972)	(9,327)

Closing balance	$925,339	$956,064

Goodwill has been allocated to the following reporting units, which represent different business units of the Company, as follows:

	As of December 31,
	2011	2012
India	$448,052	$455,850
China	24,121	45,032
Europe	16,614	42,425
Americas	46,583	46,583
Headstrong	389,969	366,174

	$925,339	$956,064

During 2011 the Company performed its annual impairment review of goodwill and concluded that there was no impairment in the year ended December 31, 2011 and the fair value of all reporting units exceeded their respective carrying values.

In line with the Company’s long term strategy and focus for the business, during the year ended December 31, 2012, the Company decided to integrate a part of the Headstrong reporting unit representing the Japan business consulting division with China reporting unit. This integration enabled the Company to leverage the business experience, knowledge, and resources more effectively and provide a global service delivery model and therefore goodwill attributable to the Japan business consulting division included in “Headstrong” in the previous year has been reported along with the “China” reporting unit in the current year. As a result of this change, the Company tested goodwill allocated to the Japan business consulting division for impairment prior to the integration with the China reporting unit, for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles—Goodwill and Other”. The fair value of the same was calculated using a discounted cash flow model using estimated future cash flows. The results of our evaluation showed that the fair value of the Japan business consulting division exceeded its book value.

In the year ended December 31, 2012, in accordance with ASU 2011-08, the Company performed an assessment of qualitative factors to determine whether events or circumstances exist which may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount for all reporting units except for China and Headstrong. Accordingly, the management performed the quantitative assessment of goodwill impairment for these two reporting units. Based on the quantitative assessment for these two reporting units, the management concluded

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

that there is no impairment in the year ended December 31, 2012 and the fair value of these two reporting units exceeded their respective carrying values. The total amount of goodwill deductible for tax purposes is $7,562 and $6,779 as of December 31, 2011 and 2012, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2011			As of December 31, 2012
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$275,859	$189,872	$85,987	$291,735	$206,987	$84,748
Marketing-related intangible assets	40,553	16,313	24,240	40,386	18,801	21,585
Contract-related intangible assets	1,219	1,219	—	1,182	1,182	—
Other intangible assets	3,541	480	3,061	7,069	1,015	6,054

	$321,172	$207,884	$113,288	$340,372	$227,985	$112,387

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2010, 2011 and 2012 were $15,959, $19,974 and $23,233 respectively. Intangible assets recorded for the 2004 reorganization, when we began operating as an independent company, include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the years ended December 31, 2010, 2011 and 2012 was $316, $158 and $72, respectively, and has been reported as a reduction of revenue.

The estimated amortization schedule for the intangible assets for future periods is set out below:

For the year ending December 31:
2013	$21,884
2014	20,503
2015	16,378
2016	13,949
2017 and beyond	39,673

$112,387

11. Other assets

Other assets consist of the following:

	As of December 31,
	2011	2012
Advance taxes	$9,154	$8,871
Deferred transition costs	29,124	37,633
Deposits	26,573	27,770
Derivative instruments	3,550	1,931
Prepaid expenses	4,064	4,732
Accounts Receivable due after one year	20,579	19,140
Others	13,993	16,471

	$107,037	$116,548

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

12. Loans held for sale

Loans held for sale were $990 and $0, and reserve against loans held for sale was $521 and $0, resulting in net loans held for sale balances of $469 and $0 as of December 31, 2011 and 2012, respectively. Additionally, the Company has reserved $226 and $512 as of December 31, 2011 and 2012, respectively, for estimated losses on loans sold.

13. Leases

The Company has leased vehicles, furniture and fixtures, computer equipment and servers, and plant, machinery and equipment from a related party and other lessors under capital lease arrangements. Future minimum lease payments are as follows:

As of December 31:
2013	1,751
2014	1,339
2015	946
2016	566
2017	188

Total minimum lease payments	4,790
Less: amount representing future interest	(956)

Present value of minimum lease payments	3,834

Less: current portion	(1,301)

Long-term capital lease obligations	$2,533

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

Year ending December 31:
2013	39,435
2014	33,071
2015	27,631
2016	19,477
2017 and beyond	51,000

Total minimum lease payments	$170,614

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight line basis over the applicable lease terms. Rent expenses under cancellable and non-cancellable operating leases were $36,928, $44,613 and $49,912 for the years ended December 31, 2010, 2011 and 2012, respectively.

The above rental expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $2,602, $1,227 and $1,112 for the years ended December 31, 2010, 2011 and 2012, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

14. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2011	2012
Accrued expenses	$85,046	$94,521
Accrued employee cost	96,536	115,323
Deferred transition revenue	37,424	47,334
Statutory liabilities	18,085	23,008
Retirement benefits	14,964	21,044
Derivative instruments	66,904	61,646
Advance from customers	12,568	14,935
Earn-out consideration	—	5,548
Other liabilities	6,418	6,682

	337,945	390,041
Less: Due to a related party	(464)	—

	$337,481	$390,041

15. Long-term debt

In May 2011, the Company obtained credit facilities aggregating $380,000 from a consortium of financial institutions to finance in part the acquisition of Headstrong and for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provided for a $120,000 term loan and a $260,000 revolving credit facility. The outstanding term loan as of December 31, 2011 was $102,942 (net of debt amortization expense of $2,058) bearing interest at a rate of LIBOR plus a margin of 1.65%. On August 30, 2012, the Company fully prepaid and terminated the $ 380,000 credit facility.

In August 2012, the Company obtained credit facilities aggregating $925,000 from a consortium of financial institutions to (i) finance the repayment of the balance outstanding under the previous existing credit facility of $380,000, (ii) fund a portion of the special cash dividend (discussed in Note 20), and (iii) for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provides for a term loan of $675,000 and a revolving credit facility of $250,000.

The outstanding term loan, net of debt amortization expense of $11,452, was $661,861 as of December 31, 2012. The term loan bears interest at LIBOR (Libor floor of 1%) plus a margin of 3.25%. Indebtedness under the loan agreement is secured by certain assets and the agreement contains certain covenants including a restriction on further indebtedness of the Company up to a certain leverage level. For the year ended December 31, 2012, the Company is in compliance with all of the financial covenants. The amount outstanding as of December 31, 2012 will be repaid through quarterly payments of 0.25% of the principal amount of $675,000, and the balance will be repaid on the maturity of the agreement (August 30, 2019).

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

15. Long-term debt (Continued)

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year Ended	Amount
2013	$4,982
2014	4,999
2015	5,017
2016	5,030
2017	5,053
2018	5,071
2019	631,709

$661,861

16. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2011 and December 31, 2012, the limits available were $18,434 and $18,489, respectively, out of which $3,558 and $5,942 were utilized which represented non funded drawdown.

(b)	Fund-based and non–fund based revolving credit facility of $260,000 acquired in May 2011 was fully prepaid and terminated on August 30, 2012 as stated in note 15 above. As of December 31, 2011, a total of $259,308 was utilized, representing a funded drawdown of $252,000 and non-funded drawdown of $7,308. Interest on this facility was at a rate of LIBOR plus a margin 1.65%.

(c)	Fund-based and non-fund based revolving credit facility of $250,000 was acquired in August 2012 as described in note 15 above. A part of this amount was initially used for funding the special cash dividend paid in September 2012 (discussed in Note 20). As of December 31, 2012, a total of $87,439 was utilized representing funded drawdown of $80,000 and non-funded drawdown of $7,439. This facility expires in August 2017 and the funded drawdown bears interest at LIBOR plus a margin of 3.25% as of December 31, 2012. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets and the agreement contains certain covenants including a restriction on further indebtedness of the Company up to a certain leverage level. For the year ended December 31, 2012, the Company is in compliance with all of the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Other liabilities

Other liabilities consist of the following:

	As of December 31,
	2011	2012
Accrued employee cost	$2,694	$3,492
Deferred transition revenue	31,257	64,020
Retirement benefits	11,610	27,074
Derivative instruments	154,724	112,430
Amount received from GE under indemnification arrangement, pending adjustment	9,154	8,871
Advance from customers	—	10,000
Earn-out consideration	14,484	16,045
Others	4,417	8,916

	$228,340	$250,848
Less: Due to a related party	(9,154)	—

	$219,186	$250,848

18. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Genpact India Employees’ Gratuity Fund. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ending December 31, 2010, 2011 and 2012, all of the plan assets were primarily invested in debt securities.

In addition, in accordance with Mexican law, the Company provides certain termination benefits to its Mexican employees for reasons other than restructuring to which employees are entitled (the “Mexican Plan”) based on the age, duration of service and salary of each eligible employee. The Mexican Plan benefit cost for the year is calculated on an actuarial basis.

In addition, some of the Company’s subsidiaries in the Philippines and Japan have sponsored defined benefit retirement programs (respectively, the “Philippines Plan” and the “Japan Plan”). The benefit cost of the Japan Plan and the Philippines Plan for the year is calculated on an actuarial basis. The Philippines Plan and the Japan Plan are funded and the Company contributions in respect of these benefits are made to insurer managed funds or to a trust. The contributions to the trust are further invested in government bonds.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Employee benefit plans (Continued)

Current service costs for defined benefit plans are accrued in the year to which they relate on a monthly basis. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees, or average remaining life expectancies for inactive employees if most of the plan obligations are payable to inactive employees.

The following table sets forth the funded status of the defined benefit plans and the amounts recognized in the Company’s financial statements based on an actuarial valuation carried out as of December 31, 2011 and 2012.

	As of December 31,
	2011	2012
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$16,109	$22,044
Service cost	3,620	4,047
Actuarial loss (gain)	1,411	4,699
Interest cost	1,542	1,807
Liabilities assumed on acquisition	5,057	24
Benefits paid	(3,173)	(2,818)
Effect of exchange rate changes	(2,522)	18

Projected benefit obligation at the end of the year	$22,044	$29,821

Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$9,132	$16,274
Employer contributions	7,688	901
Actual gain on plan assets	406	1,255
Assets assumed on acquisition	3,153	—
Actuarial gain/(loss)	—	14
Benefits paid	(3,173)	(2,818)
Effect of exchange rate changes	(932)	(669)

Fair value of plan assets at the end of the year	$16,274	$14,957

Amounts included in other comprehensive income (loss) as of December 31, 2011 and 2012 were as follows:

	As of December 31,
	2011	2012
Net actuarial loss	$(3,867)	$(7,664)
Deferred tax assets	1,260	1,903

Other comprehensive income, net	$(2,607)	$(5,761)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Employee benefit plans (Continued)

Changes in other comprehensive income (loss) during the year ended December 31, 2012 was as follows:

2012
Net Actuarial loss	$(4,999)
Amortization of net actuarial loss	854
Deferred income taxes	643
Effect of exchange rate changes	348

Other comprehensive income (loss), net	$(3,154)

Net defined benefit plan costs for the years ended December 31, 2010, 2011 and 2012 include the following components:

	Year ended December 31,
	2010	2011	2012
Service costs	$2,747	$3,620	$4,047
Interest costs	1,148	1,542	1,807
Amortization of actuarial loss	221	540	854
Expected return on plan assets	(795)	(715)	(961)

Net Gratuity Plan costs	$3,321	$4,987	$5,747

The amount in other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $931.

The weighted average assumptions used to determine the benefit obligations of the Gratuity Plan as of December 31, 2011 and 2012 are presented below:

	As of December 31,
	2011	2012
Discount rate	9.3%-9.70%	8.85%-9.70%
Rate of increase in compensation per annum	8.00%-8.10%	5.20%-11.00%
	for the first 3 years and 6% thereafter

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2010, 2011 and 2012 are presented below:

	Year ended December 31,
	2010	2011	2012
Discount rate	7.90%	9.3%-9.70%	9.3%-9.70%
Rate of increase in compensation per annum	8.0%	8.00%-8.10%	5.20%-11.00%
		For the first 3 years And 6% thereafter
Expected long term rate of return on plan assets per annum	7.50%	7.30%-8.00%	7.30%-8.50%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Employee benefit plans (Continued)

The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2011 and 2012 are presented below:

	As of December 31,
	2011	2012
Discount rate	7.50%	6.50%
Rate of increase in compensation per annum	5.50%	5.50%

The weighted average assumptions used to determine the Mexican Plan costs for the years ended December 31, 2010, 2011 and 2012 are presented below

	Year ended December 31,
	2010	2011	2012
Discount rate	8.0%	7.5%	6.50%
Rate of increase in compensation per annum	5.04%	5.50%	5.5%
Expected long term rate of return on plan assets per annum	0.0%	0.0%	0.00%

The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2011 and 2012 is presented below:

	As of December 31,
	2011	2012
Discount rate	0.90%	0.90%
Rate of increase in compensation per annum	0.00%	0.00%

The weighted average assumptions used to determine the Japan Plan costs for the years ended December 31, 2011 and 2012 is presented below:

	As of December 31,
	2011	2012
Discount rate	0.90%	0.90%
Rate of increase in compensation per annum	0.00%	0.00%
Expected long term rate of return on plan assets per annum	0.00%	2.69%

The weighted average assumptions used to determine the benefit obligation of the Philippines Plan as of December 31, 2011 and 2012 is presented below:

	As of December 31,
	2011	2012
Discount rate	6.29%	4.39%-5.62%
Rate of increase in compensation per annum	4.00%	4.00%-8.00%

The weighted average assumptions used to determine the Philippines Plan costs for the years ended December 31, 2011 and 2012 is presented below:

	As of December 31,
	2011	2012
Discount rate	6.29%	4.39%-5.62%
Rate of increase in compensation per annum	4.00%	4.00%-8.00%
Expected long term rate of return on plan assets per annum	5.00%	5.00%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Employee benefit plans (Continued)

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

The fair values of Company’s plan assets as of December 31, 2011 and 2012 by asset category are as follows:

	As of December 31, 2011
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$6,934	$6,934	$—	$—
Fixed Income Securities (Note a)	7,223	2,421	4,802	—
Other Securities (Note b)	2,117	848	1,269	—

Total	$16,274	$10,203	$6,071	$—

	As of December 31, 2012
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$165	$165	$—	$—
Fixed Income Securities (Note a)	11,880	1,315	10,565	—
Other Securities (Note b)	2,912	1,481	1,431	—

Total	$14,957	$2,961	$11,996	$—

(a)	Include investments in funds which invest 100% in fixed income securities such as money market instruments, government securities and public and private bonds.

(b)	Include investments in funds which invest 50% to 85% in fixed income securities and the remaining portion in equity securities.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Employee benefit plans (Continued)

The expected benefit payments set forth below reflect expected future service:

Year ending December 31,
2013	$5,059
2014	5,126
2015	5,744
2016	5,960
2017	6,369
2018 – 2022	27,198

$55,456

The expected benefit payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2012.

Defined contribution plans

During the years ended December 31, 2010, 2011 and 2012, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2010	2011	2012
India	$10,386	$13,014	$14,102
U.S.	1,693	2,295	3,012
U.K.	849	1,047	1,444
Hungary	41	34	58
China	7,998	9,480	12,477
Mexico	44	27	27
Morocco	117	150	156
South Africa	358	321	327
Hong Kong	—	21	34
Singapore	—	8	9
Philippines	—	10	15
Netherlands	—	—	1,523

Total	$21,486	$26,407	$33,184

19. Stock-based compensation

The Company has issued options under the Genpact Global Holdings 2005 Plan (the “2005 Plan”), Genpact Global Holdings 2006 Plan (the “2006 Plan”), Genpact Global Holdings 2007 Plan (the “2007 Plan”) and Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) to eligible persons who are employees, directors and certain other persons associated with the Company.

With respect to options granted under the 2005, 2006 and 2007 Plans before the date of adoption of the 2007 Omnibus Plan, if an award granted under any of the Plans is forfeited or otherwise expires, terminates, or is cancelled without the delivery of shares, then the shares covered by the forfeited, expired, terminated, or cancelled award will be added to the number of shares otherwise available for grant under the respective Plans.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Stock-based compensation (Continued)

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

On August 30, 2012, the Company’s Board of Directors declared a special cash dividend of $2.24 per share. In accordance with the anti-dilutive provisions of the 2005 Plan, 2006 Plan, 2007 Plan and 2007 Omnibus Plan, the Company reduced the exercise price per share of each outstanding stock option award and increased the number of all the stock based awards outstanding as of the record date of the special cash dividend. This adjustment was done to preserve the value of the stock based awards outstanding as of the record date as mandated by the above plans. The aggregate fair value, intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments. Therefore, in accordance with the equity restructuring guidance under ASC 718, Compensation-Stock Compensation, no incremental compensation expense was recognized for the adjustment to the outstanding stock based awards as a result of the special cash dividend.

Effective as of September 24, 2012, the payment date of the special cash dividend, the number of common shares authorized for issuance under the 2007 Omnibus Plan and the 2005 Plan was increased by 2,544,327 common shares and 495,915 common shares, respectively, on account of the adjustment to the stock based awards as a result of the payment of the special cash dividend. Further, the number of common shares authorized for issuance under the 2007 Omnibus Plan was increased by 6,450,857 shares as a result of the termination, expiration or forfeiture of options granted under the Company’s stock incentive plans other than the 2007 Omnibus Plan.

A brief summary of each plan is provided below:

2005 Plan

Under the 2005 Plan, which was adopted on July 26, 2005, the Company is authorized to issue up to 12,706,665 options (including an increase of 495,915 options representing an adjustment of outstanding stock based awards as a result of the special cash dividend) to eligible persons and has granted 12,986,802 options (including 583,357 options representing an adjustment of outstanding stock based awards as a result of the special cash dividend) up to the year ended December 31, 2012.

2006 Plan

Under the 2006 Plan, which was adopted on February 27, 2006, the Company is authorized to issue up to 4,942,369 options to eligible persons and has granted 5,328,697 options (including 68,005 options representing an adjustment of outstanding stock based awards as a result of the special cash dividend) up to the year ended December 31, 2012.

2007 Plan

Under the 2007 Plan, which was adopted on March 27, 2007, the Company is authorized to issue up to 16,733,250 options to eligible persons and has granted 9,133,255 options (including 486,205 options representing an adjustment of outstanding stock based awards as a result of the special cash dividend) up to the year ended December 31, 2012.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Stock-based compensation (Continued)

2007 Omnibus Plan

The Company adopted the 2007 Omnibus Plan on July 13, 2007 and amended and restated it on April 11, 2012. The 2007 Omnibus Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, share appreciation rights, restricted share awards, restricted share units, performance units, cash incentive awards and other equity-based or equity-related awards. Under the 2007 Omnibus Plan the Company is authorized to grant awards for the issuance of common shares in the future up to a limit of 23,995,184 common shares to eligible persons, of which 8,988,104 options (including 489,071 options representing an adjustment of outstanding stock based awards as a result of the special cash dividend), 3,361,534 Restricted Share Units (including 272,335 Restricted Share Units representing an adjustment of outstanding stock based awards as a result of the special cash dividend) and 4,474,537 Performance Units (including 482,341 Performance Units representing an adjustment of outstanding stock based awards as a result of the special cash dividend) were granted as of December 31, 2012.

The stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2010, 2011 and 2012 were $17,446, $27,677 and $31,999, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.

The tax benefit recognized in relation to stock based compensation charge during the years ended December 31, 2010, 2011 and 2012 was $3,872, $7,800 and $8,032, respectively, including realized cash tax benefits of $1,285, $1,177 and $2,277, respectively. No realized tax benefit on options exercised during the years ended December 31, 2010, 2011 and 2012 has been recorded through other comprehensive income due to losses in U.S. subsidiaries.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options in 2010 and 2011. No options were granted in 2012 other than in connection with adjustments of outstanding stock options as a result of the special cash dividend.

	2010	2011
Dividend yield	—	—
Expected life (in months)	75	75
Risk free rate of interest	2.02%-3.16%	2.26%
Volatility	36.47%-37.36%	37.32%

Volatility was calculated based on the historical volatility of companies comparable to us during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method” which is based on the average of the vesting term and contractual term of the option. The risk-free interest rate that we use in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. Expected regular dividends during the estimated term of the option are based on recent dividend activity; the Company has not paid any regular cash dividends in the recent period and does not anticipate doing so in the foreseeable future.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Stock-based compensation (Continued)

The Company has issued, and intends to continue to issue, new shares to satisfy stock option exercises under its incentive plans.

Stock options

A summary of the stock options activity during the years ended December 31, 2010, 2011 and 2012 is set out below:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Stock-based compensation (Continued)

	Year Ended December 31, 2012
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2012	13,734,820	$10.58	5.4
Granted	—	—
Forfeited	(327,590)	11.28
Expired	(81,053)	15.46
Exercised	(2,539,517)	9.83		14,748
Adjustment for Special Cash Dividend	1,626,638

Outstanding as of December 31, 2012	12,413,298	$9.29	4.2	$77,017

Vested and exercisable as of December 31, 2012 and expected to vest thereafter (Note a)	12,271,334	$9.28	4.2	$76,339
Vested and exercisable as of December 31, 2012	10,752,875	$8.97	3.8	$70,217
Weighted average grant date fair value of grants during the period	$—

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of December 31, 2012, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $6,221, which will be recognized over the weighted average remaining requisite vesting period of 1.29 years.

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

A summary of such shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the year ended December 31, 2010 and 2011 is set out below:

	Year ended December 31, 2010
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	47,306	$14.04
Granted	—	—
Vested	(23,653)	14.04
Forfeited	—	—

Outstanding as of December 31, 2010	23,653	$14.04

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Stock-based compensation (Continued)

	Year ended December 31, 2011
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	23,653	$14.04
Granted	—	—
Vested	(23,653)	14.04
Forfeited	—	—

Outstanding as of December 31, 2011	—	$—

Restricted Share Units

During the year ended December 31, 2010, 2011 and 2012, the Company granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of one to four years. The compensation expense is recognized on a straight-line basis over the vesting term.

A summary of RSUs granted during the year ended December 31, 2010, 2011 and 2012 is set out below:

	Year ended December 31, 2010
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2010	325,000	$10.09
Granted	736,500	15.10
Vested	(37,500)	12.23
Forfeited	(8,000)	14.26

Outstanding as of December 31, 2010	1,016,000	$13.61

Expected to vest (Note a)	862,959

	Year ended December 31, 2011
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	1,016,000	$13.61
Granted	1,842,148	15.69
Vested*	(341,375)	13.48
Forfeited	(254,620)	14.11

Outstanding as of December 31, 2011	2,262,153	$15.27

Expected to vest (Note a)	1,783,411

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Stock-based compensation (Continued)

	Year ended December 31, 2012
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2012	2,262,153	$15.27
Granted	185,551	15.95
Vested**	(779,986)	13.68
Forfeited	(251,651)	14.39
Adjustment for Special Cash Dividend	272,335

Outstanding as of December 31, 2012	1,688,402	$13.74

Expected to vest (Note a)	1,357,447

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
*	During the year ended December 31, 2011, 102,000 RSUs vested, the shares in respect of which were issuable on December 31, 2012 and were issued in January 2013 after withholding shares to the extent of the minimum statutory withholding taxes.
**	Out of this, 717,448 RSUs have been net settled on vesting by issuing 506,473 shares (net of minimum tax withholding). 13,719 RSUs have vested in the year ended December 31, 2012, the shares in respect of which were issuable on December 31, 2012 and were issued in January 2013 after withholding shares to the extent of the minimum statutory withholding taxes. Additionally, 4,533 RSUs and 44,286 RSUs have vested in the year ended December 31, 2012, the shares in respect of which will be issued in April 2013 and on December 31, 2013, respectively, after withholding shares to the extent of the minimum statutory withholding taxes.

As of December 31, 2012, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $17,269, which will be recognized over the weighted average remaining requisite vesting period of 2.51 years.

Performance Units

The Company also grants stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

During the years ended December 31, 2010, 2011 and 2012, the Company granted PUs, each of which represents the right to receive a common share based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight line basis over the vesting terms; and for awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Stock-based compensation (Continued)

A summary of PU activity during the year ended December 31, 2010, 2011 and 2012 is set out below:

	Year ended December 31, 2010
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2010	—	$—
Granted	1,110,000	15.20	1,665,000
Vested	—	—
Forfeited	(214,667)	14.46	(322,000)

Outstanding as of December 31, 2010	895,333	$15.38	1,343,000

	Year ended December 31, 2011
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2011	895,333	$15.38	1,343,000
Granted	1,682,196	15.05	2,346,995
Vested*	(166,666)	14.19	(249,999)
Forfeited	(139,139)	16.21	(192,674)

Outstanding as of December 31, 2011	2,271,724	$15.17	3,247,322

Performance units expected to vest (Note a)	1,989,245

	Year ended December 31, 2012
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2012	2,271,724	$15.17	3,247,322
Granted	1,200,000	15.25	1,800,000
Vested**	(772,745)	13.28	(1,149,390)
Forfeited	(139,809)	15.56	(190,053)
Adjustment for Special Cash Dividend	482,341		694,718

Outstanding as of December 31, 2012	3,041,511	$13.26	4,402,597

Performance units expected to vest (Note a)	2,413,073

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
*	Vested PUs in the year ended December 31, 2011 and 2012 reflects the PUs at 100% vesting. Actual vesting of PUs for the year ended December 31, 2011 had taken place at 128.9% (214,880 shares), shares in respect of which were issuable on December 31, 2012 and were issued in January 2013 after withholding shares to the extent of the minimum statutory withholding taxes.
**	28,901 vested PUs for the year ended December 31, 2012 represents an adjustment on account of the special cash dividend of 214,880 vested PUs as of December 31, 2011, shares in respect of which were issuable on December 31, 2012 and were issued in January 2013 after withholding shares to the extent of the minimum statutory withholding taxes.
**

For the PUs granted in March 2010 (including the PUs issued as an adjustment on account of the special cash dividend), vesting for the year ended December 31, 2012 has taken place and it is estimated at 90.9% (503,969 shares). The shares in respect of these will be issued as soon as practicable (after withholding

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Stock-based compensation (Continued)

shares to the extent of the minimum statutory withholding taxes) following the determination by the compensation committee of the performance goal achieved for the performance period based on the Company’s audited consolidated financial statements, but in no event later than March 15, 2013.
**	For the performance grant made in August 2010 to the Company’s former CEO (who since assumed the role of Non-Executive Vice-chairman), vesting for the year ended December 31, 2012 has taken place and it is estimated at 122.2% (231,030 shares). The shares in respect of these will be issued on December 31, 2013 following the determination by the compensation committee of the performance goal achieved for the performance period based on the Company’s audited consolidated financial statements and after withholding shares to the extent of the minimum statutory withholding taxes.

As of December 31, 2012, the total remaining unrecognized stock based compensation costs related to PUs amounted to $19,560, which will be recognized over the weighted average remaining requisite vesting period of 1.77 years.

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

For the August 2010 performance grant made to the Company’s former CEO, who assumed the role of Non-Executive Vice-Chairman as of June 17, 2011, in addition to the modification made to the performance metrics from revenue and EBITDA growth to revenue and adjusted operating income growth, because the award vests based on annual performance targets whereas awards to other participating employees vest based on average performance over three years, revision has been made to the performance targets in order to make the performance targets consistent with performance unit grants made to employees in the first quarter of 2011.

	Original Performance Target		Modified Performance Target
Performance Level	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation Growth
Outstanding	20.0%	20.0%	17.0%	16.0%
Target	15.0%	15.0%	12.5%	12.5%
Threshold	10.0%	10.0%	8.0%	7.0%

As of the date of the above modifications, an incremental compensation cost of $4,109 was determined which was to be recognized over a period of 21.5 months, starting from March 2011 to December 31, 2012.

Under the 2007 Omnibus Plan, the definition of change of control includes the acquisition by any person, corporation or other entity or group other than GA, OH, GE or any of their affiliates of 25% or more of the voting securities of the Company. The purchase by Bain Capital of Company shares from GA and OH would have been a change of control under the 2007 Omnibus Plan resulting in (1) accelerated vesting of the PUs granted in August 2010 to the former CEO (who since assumed the role of Non-Executive Vice-Chairman) and

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Stock-based compensation (Continued)

the PUs granted to the Company’s Chief Executive Officer in June 2011 and March 2012 and (2) “double-trigger” vesting of the outstanding PUs granted in March 2010 and March 2011 based on an abbreviated performance period ending with the close of the Company’s fiscal quarter coincident with or immediately preceding the effective date of the Change of Control in the event of a termination without cause in the twenty-four months following a change of control and (3) “double-trigger” vesting of the outstanding PUs granted in March 2012 based on target performance in the event of a termination without cause in the twenty-four months following a change of control. Because the Board of Directors determined that the Bain transaction was not the type of transaction intended to constitute a change of control, they amended the 2007 Omnibus Plan to provide that the contemplated transaction among Bain Capital, GA and OH would not constitute a change of control thereunder. In addition, the CEO and Non-Executive Vice-Chairman waived any accelerated vesting of their PUs and the impacted employees consented to the amendment of the change of control definition. As a result of the foregoing, all PUs will continue to vest in accordance with their original terms.

The amendment to the 2007 Omnibus Plan was a modification to the PUs as a result of which 123 employees were affected and an incremental compensation cost of $5,500 was determined and will be recognized over a weighted average period of 1.85 years. The incremental compensation cost due to modification was a result of considering the original performance period for determination of expected vesting as against the abbreviated performance period for 2010 and 2011 grants and vesting at target for 2012 performance grant.

Employee Stock Purchase Plan (ESPP)

On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”).

The ESPP initially allowed eligible employees to purchase the Company’s common shares through payroll deductions at 95% of the fair value per share on the last business day of each purchase interval ending on or prior to August 31, 2009. The purchase price has since been reduced to 90% of the fair value per share on the last business day of each purchase interval commencing with effect from September 1, 2009. The dollar amount of common shares purchased under the ESPP shall not exceed the greater of 15% of the participating employee’s base salary or $25 per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day in the subsequent May, August, November and February of each year. 4,200,000 common shares in the aggregate have been reserved for issuance over the term of the ESPP.

During the year ended December 31, 2010, 2011 and 2012, common shares issued under ESPP were 44,581, 49,192 and 86,214, respectively.

The ESPP was considered non compensatory under the FASB guidance on Compensation-Stock Compensation through the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP for the years ended December 31, 2010, 2011 and 2012 was $68, $90 and $153, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

20. Capital stock

The Company’s authorized capital stock as of December 31, 2011 and 2012 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. Of the above, the Company had 222,347,968 and 225,480,172 common shares, and no preferred shares, issued and outstanding as of December 31, 2011 and 2012, respectively.

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

Under Bermuda law, the Company may declare and pay dividends from time to time unless there are reasonable grounds for believing that the Company is or would, after the payment, be unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities, its issued share capital, and its share premium accounts. Under the Company’s bye-laws, each common share is entitled to dividends if, as and when dividends are declared by the Company’s board of directors. There are no restrictions in Bermuda on the Company’s ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of common shares. The Company’s ability to declare and pay cash dividends is restricted by its debt covenants.

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

21. Earnings per share

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

21. Earnings per share (Continued)

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 9,189,505, 6,995,632 and 3,525,625 for the years ended December 31, 2010, 2011 and 2012, respectively.

	Year ended December 31,
	2010	2011	2012
Net income attributable to Genpact Limited common shareholders	$142,181	$184,294	$178,216
Weighted average number of common shares used in computing basic earnings per common share	219,310,327	221,567,502	223,696,567
Dilutive effect of stock based awards	5,528,202	4,786,901	5,835,949

Weighted average number of common shares used in computing dilutive earnings per common share	224,838,529	226,354,403	229,532,516

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.65	$0.83	$0.80
Diluted	$0.63	$0.81	$0.78

22. Cost of revenue

Cost of revenue consists of the following:

	Year ended December 31,
	2010	2011	2012
Personnel expenses	$504,008	$678,247	$795,525
Operational expenses	231,515	274,824	313,432
Depreciation and amortization	52,999	51,828	48,809

	$788,522	$1,004,899	$1,157,766

23. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2010	2011	2012
Personnel expenses	$200,524	$247,681	$314,587
Operational expenses	71,689	101,702	133,173
Depreciation and amortization	9,889	8,576	8,851

	$282,102	$357,959	$456,611

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

24. Other operating (income) expense, net

	Year ended December 31,
	2010	2011	2012
Other operating (income) expense	$(5,484)	$(3,959)	$(3,185)
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	—	—	(3,013)
Impairment of capital work in progress / property, plant and equipment	—	5,319	6,214

Other operating (income) expense, net	$(5,484)	$1,360	$16

25. Other income (expense), net

Other income (expense), net consists of the following:

	Year ended December 31,
	2010	2011	2012
Interest income	$5,588	$15,136	$12,007
Interest expense *	(2,729)	(9,213)	(28,121)
Secondary offering expenses	(591)	—	—
Other income (expense) **	2,978	4,793	1,615

Other income (expense), net	$5,246	$10,716	$(14,499)

*	Year ended December 31, 2012 includes $5,534, representing the acceleration of amortization of debt issue cost related to the prepayment and termination of the $380,000 credit facility explained in Note 15.
**	Year ended December 31, 2012 includes $17,227, representing 2012 recapitalization expenses, net of reimbursement from GA and OH amounting to $17,000 as explained in Note 1

26. Income taxes

Income tax expense (benefit) for the years ended December 31, 2010, 2011 and 2012 is allocated as follows:

	Year ended December 31,
	2010	2011	2012
Income from continuing operations	$34,203	$70,656	$78,419
Other Comprehensive Income:
Unrealized gains (losses) on cash flow hedges	34,698	(61,878)	12,055
Retirement benefits	(318)	(796)	(643)

Total income tax expense (benefit)	$68,583	$7,982	$89,831

The components of income before income taxes from continuing operations are as follows:

	Year ended December 31,
	2010	2011	2012
Domestic (U.S.)	$6,443	$(10,214)	$(11,631)
Foreign (Non U.S.)	176,791	271,946	274,640

Income before income taxes	$183,234	$261,732	$263,009

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

26. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2010	2011	2012
Current taxes :
Domestic (U.S.)	498	1,277	3,070
Foreign (Non U.S.)	39,105	77,360	85,377

	$39,603	$78,637	$88,447

Deferred taxes :
Domestic (U.S.)	2,246	(1,085)	(7,273)
Foreign (Non U.S.)	(7,646)	(6,896)	(2,755)

	$(5,400)	$(7,981)	$(10,028)

Total income tax expense (benefit)	$34,203	$70,656	$78,419

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes, as a result of the following:

	Year ended December 31,
	2010	2011	2012
Income before income tax expense	$183,234	$261,732	$263,009
Statutory tax rates	35%	35%	35%
Computed expected income tax expense	64,132	91,606	92,053
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	1,541	(5,902)	1,331
Tax benefit from tax holiday	(30,713)	(22,757)	(25,554)
Non-deductible expenses	(701)	2,721	2,011
Effect of change in tax rates	2,084	617	635
Change in valuation allowance	(2,305)	1,248	12,548
Change in tax status	(658)	—	—
Prior year tax expense (benefit) *	198	7	(7,490)
Others	625	3,116	2,885

Reported income tax expense (benefit)	$34,203	$70,656	$78,419

*	During 2012, the Company filed an income tax return in a foreign jurisdiction that resulted in recognition of a deferred tax asset for a capital loss arising from an earlier period that amounted to $7,490. It is not more likely than not that the capital loss will be realized, therefore a full valuation allowance was established to offset the recorded deferred tax asset.

A portion of the profits of the Company’s operations is exempt from income tax in India. The tax holiday under the STPI Scheme was available for a period of ten consecutive years beginning in the year in which the respective Indian undertaking commenced operations and expired completely as at March 31, 2011. One of the Company’s Indian subsidiaries has twelve units eligible for tax holiday as a Special Economic Zone unit in respect of 100% of the export profits for a period of 5 years from commencement, 50% of such profits for next 5 years

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

26. Income taxes (Continued)

(year 6 to year 10 from commencement) and 50% of the profits for further period of 5 years (year 11 to year 15 from commencement) subject to satisfaction of certain capital investments requirements. The complete tax holiday for the current SEZ units will start expiring from March 31, 2022 and will fully expire by March 31, 2027.

The basic earnings per share effect of the tax holiday is $0.14, $0.10 and $0.11, respectively, for the years ended December 31, 2010, 2011 and 2012. The diluted earnings per share effect of the tax holiday is $0.14, $0.10 and $0.11, respectively, for the years ended December 31, 2010, 2011 and 2012.

The components of the deferred tax balances as of December 31, 2011 and 2012 are as follows:

	As of December 31,
	2011	2012
Deferred tax assets
Net operating loss carryforwards	$63,059	$58,605
Accrued liabilities and other expenses	11,561	16,186
Provision for doubtful debts	5,703	3,606
Property, plant and equipment	4,174	4,519
Unrealized losses on cash flow hedges, net	71,495	59,133
Unrealized losses on foreign currency balance, net	3,744	1,464
Share-based compensation	18,281	22,246
Retirement benefits	2,887	4,558
Deferred revenue	26,065	43,897
Others	15,069	19,238

Gross deferred tax assets	$222,038	$233,452
Less: Valuation allowance	(11,542)	(23,922)

Total deferred tax assets	$210,496	$209,530

Deferred tax liabilities
Intangible assets	37,496	36,219
Property, plant and equipment	5,531	4,391
Deferred cost	21,651	25,671
Others	8,929	9,983
Total deferred tax liabilities	$73,607	$76,264

Net deferred tax asset	$136,889	$133,266

	As of December 31,
Classsified as	2011	2012
Deferred tax assets
Current	$46,949	$48,489
Non-current	$91,880	$91,383
Deferred tax liabilities
Current	$35	$538
Non-current	$1,905	$6,068

	136,889	133,266

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

26. Income taxes (Continued)

The change in the total valuation allowance for deferred tax assets as of December 31, 2010, 2011 and 2012 is as follows:

	As of December 31,
	2010	2011	2012
Opening valuation allowance	$7,943	$4,605	$11,542
Reduction during the year	(3,705)	(1,319)	(364)
Addition during the year	367	8,256	12,744

Closing valuation allowance	$4,605	$11,542	$23,922

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax asset governed by the tax code. Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

26. Income taxes (Continued)

As of December 31, 2012, the deferred tax assets related to net operating loss carry forwards amounted to $58,605. Net operating losses of subsidiaries in Hungary, the UK, Hong Kong, Australia, Singapore, Malaysia, Brazil and Luxembourg amounting to $84,879 can be carried forward for an indefinite period. The remaining tax loss carry forwards expire per the below table:

	US - Federal	Europe	Others
Year ending December 31,
2013	$—	$—	$—
2014	—	—	—
2015	—	—	—
2016	—	—	1,739
2017	—	—	9,333
2018	—	—	—
2019	—	—	429
2020	—	825	—
2021	—	645	4,957
2022	—	175	—
2023	—	—	1,673
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	—	357	—
2028	—	1,372	—
2029	15,572	1,101	—
2030	3,145	319	—
2031	118,083	—	—

	$136,800	$4,794	$18,131

Of the total U.S. Federal net operating loss carry forwards of approximately $136,800, $23,192 relates to excess tax deductions resulting from share-based compensation as of December 31, 2012. No federal deferred tax benefit has been recognized for this deduction. If and when recognized, the tax benefit associated with this excess deduction will be credited to additional paid-in capital.

As of December 31, 2012, the Company had additional deferred tax assets for U.S. state and local tax loss carry forwards amounting to $8,681 with varying expiration periods that begin to expire in 2016 through 2031.

Undistributed earnings of the Company’s foreign subsidiaries (non-Bermuda) amounted to approximately $712,769 as of December 31, 2012. The Company plans to indefinitely reinvest these undistributed earnings of foreign subsidiaries, except for those earnings for which a deferred tax liability was accrued, or has the ability to repatriate in a tax-free manner. Accordingly, with limited exceptions, the Company does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

As of December 31, 2012, $454,139 of the $459,228 of cash and cash equivalents were held by our foreign subsidiaries (non-Bermuda). We intend to either permanently reinvest $439,139 of the cash held by our foreign

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

26. Income taxes (Continued)

subsidiaries or repatriate in a tax-free manner. We have accrued taxes on the remaining cash of $15,000 held by one of our foreign subsidiary. The amount of cash that can be repatriated in a tax-free manner is not ascertainable.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1 to December 31, 2010, 2011 and 2012:

	Year ended December 31,
	2010	2011	2012
Opening balance at January 1	$13,195	$20,016	$23,712
Increase related to prior year tax positions, including recorded against goodwill	4,735	2,997	1,864
Decrease related to prior year tax positions	(788)	(175)	(3,144)
Increase related to current year tax positions, including recorded against goodwill	2,609	2,765	1,514
Decrease related to settlements with tax authorities	—	—	(2,492)
Effect of exchange rate changes	265	(1,891)	(430)

Closing balance at December 31	$20,016	$23,712	$21,024

As of December 31, 2010, 2011 and 2012, the Company had unrecognized tax benefits amounting to $19,860, $23,551 and $20,871, respectively, which, if recognized, would impact the effective tax rate.

As of December 31, 2010, 2011 and 2012, the Company has accrued approximately $2,020, $2,536 and $3,423, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2010, 2011 and 2012, the Company recognized approximately $90, $516 and $887, respectively, in interest expense. No penalties were accrued as of December 31, 2010, 2011 and 2012, as the Company believes that the tax positions taken have met the minimum statutory requirements to avoid payment of penalties.

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

With exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2009. The Company’s subsidiaries in India and China are open to examination by the relevant taxing authorities for tax years beginning on April 1, 2008, and January 1, 2000, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

27. Segment reporting

The Company manages various types of business process and information technology services in an integrated manner to clients in various industries and geographic locations. The Company’s operations are located in eighteen countries. The Company’s Chief Executive Officer, who has been identified as the Chief Operation Decision Maker (CODM), reviews financial information prepared on a consolidated basis,

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

27. Segment reporting (Continued)

accompanied by disaggregated information about revenue and adjusted operating income by identified business units. The identified business units are organized for operational reasons and represent either services-based, customer-based, industry-based or geography-based units. There is a significant overlap between the manners in which the business units are organized. Additionally, the composition and organization of the business units is fluid and the structure changes regularly in response to the growth of the overall business acquisitions and changes in reporting structure, clients, services, industries served, and Delivery Centers.

Based on an overall evaluation of all facts and circumstances and after combining operating segments with similar economic characteristics that comply with other aggregation criteria specified in the FASB guidance on Segment Reporting, the Company has determined that it operates as a single reportable segment.

Net revenues for different types of services provided are as follows:

	Year ended December 31,
	2010	2011	2012
Business Process Management (including Smart Decision Services)	$1,090,832	$1,260,674	$1,456,171
Information Technology Services	168,131	339,762	445,800

Total net revenues	$1,258,963	$1,600,436	$1,901,971

Revenues from customers based on the industry serviced are as follows:

	Year ended December 31,
	2010	2011	2012
Banking, Financial Services and Insurance	$491,282	$669,182	$796,655
Manufacturing including Pharmaceuticals and Medical Equipment Manufacturing	496,169	548,637	640,553
Technology, Healthcare and Other Services	271,512	382,617	464,763

Total net revenues	$1,258,963	$1,600,436	$1,901,971

Net revenues from geographic areas based on the location of service delivery units are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by Delivery Centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2010	2011	2012
India	$933,578	$1,111,218	$1,197,400
Asia, other than India	129,337	184,164	208,149
Americas	81,170	165,907	306,260
Europe	114,878	139,147	190,162

Total net revenues	$1,258,963	$1,600,436	$1,901,971

GE comprised 38%, 30% and 26% of the consolidated total net revenues in 2010, 2011 and 2012, respectively. No other customer accounted for 10% or more of the consolidated total net revenues during these periods.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

27. Segment reporting (Continued)

Property, plant and equipment, net by geographic areas are as follows:

	Year ended December 31,
	2011	2012
India	$118,756	$130,503
Asia, other than India	15,862	17,481
Americas	37,796	41,400
Europe	8,090	10,978

Total	$180,504	$200,362

28. Related party transactions

The Company has entered into related party transactions with GE and companies in which GE has a majority ownership interest or on which it exercises significant influence (collectively referred to as “GE” herein). During the year ended December 31, 2012, GE owned less than 5.0% of the outstanding shares and is no longer a related party; therefore, revenue from GE is no longer presented as related party revenue. The Company has entered into related party transactions with a customer which has a significant interest in the Company and during the current period owns less than 5.0% of the outstanding shares and is no longer a related party. The Company has also entered into related party transactions with its non-consolidating affiliates and a customer in which one of the Company’s directors has a controlling interest.

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

On January 26, 2010, the Company extended its MSA with GE by two years, through the end of 2016, including the minimum annual volume commitment of $360,000. The MSA also provides that the minimum annual volume commitment for each of the years 2014, 2015 and 2016 is $250,000, $150,000 and $90,000, respectively.

On December 21, 2011, the Company entered into an amendment to the MSA with GE, as amended. The amendment extends certain statements of work under the MSA for business existing prior to 2005 until December 31, 2015. The amendment includes specific productivity guarantees and price reductions by Genpact. The amendment also revises payment terms and termination provisions.

For the years ended December 31, 2010 and 2011, the Company recognized net revenues from GE of $478,901 and $483,769, respectively, representing 38% and 30%, respectively, of the consolidated total net revenues.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

28. Related party transactions (Continued)

For the years ended December 31, 2010, 2011 and 2012, the Company recognized net revenues of $330, $359 and $145, respectively, from a customer in which one of the Company’s directors has a controlling interest.

For the years ended December 31, 2010, 2011 and 2012, the Company recognized net revenues of $0, $336 and $405, respectively, from a customer which has a significant interest in the Company.

Cost of revenue from services

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in cost of revenue. For the years ended December 31, 2010 and 2011, cost of revenue, net of recovery, included amounts of $4,872 and $2,740, respectively, relating to services procured from GE. In addition, cost of revenue for the year ended December 31, 2010 also includes a credit adjustment of $5,885 due to re-negotiation of certain service contracts. Cost of revenue from services also include training and recruitment cost of $1,112, $1,603 and $2,458 for the years ended December 31, 2010, 2011 and 2012, respectively, from its non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from GE mainly relating to communication and leased assets, which are included as part of operational expenses included in selling, general and administrative expenses. For the years ended December 31, 2010 and 2011, selling, general and administrative expenses, net of recovery, included amounts of $586 and $326, respectively, relating to services procured from GE. For the years ended December 31, 2010, 2011 and 2012, selling, general, and administrative expenses also include training and recruitment cost and cost recovery, net, of $346, $259, and $532 respectively, from its non-consolidating affiliates.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the years ended December 31, 2010 and 2011, income from these services was ($2,469) and ($2,142), respectively.

Interest income

The Company earned interest income on short-term deposits placed with GE. For the years ended December 31, 2010 and 2011, interest income earned on these deposits was $118 and $0, respectively.

Interest expense

The Company incurred interest expense on finance lease obligations from GE. For the years ended December 31, 2010 and 2011, interest expense relating to such related party debt amounted to $327 and $324, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

28. Related party transactions (Continued)

Investment in equity affiliates

During the years ended December 31, 2010, 2011 and 2012, the Company made an investment of $2,234, $0 and $205, respectively, in its non-consolidating affiliates. Further, in the third quarter of 2011, the Company acquired the balance outstanding interest in one of its non-consolidating affiliates (HPP) for a contingent consideration amounting to $0 which resulted in such affiliate becoming a wholly owned subsidiary. The results of operations and the fair value of the assets and liabilities of such wholly owned subsidiary are included in the Company’s Consolidated Financial Statements from the date of acquisition. Also refer to Note 3(e).

As of December 31, 2011 and 2012, the balance of investment in non-consolidating affiliates amounted to $220 and $416, respectively.

Purchase of property, plant and equipment in an asset acquisition

On March 26, 2010, Genpact Limited and Servicios Internacionales de Atencion al Cliente S.A., purchased all the issued and outstanding shares of GE Money Servicing—Guatemala, S.A, (now, Genpact Administraciones —Guatemala, S.A) from affiliates of GE for a cash purchase price of $35. The acquisition of GE Money Servicing—Guatemala, S.A, was accounted for as a business combination, in accordance with the acquisition method.

The balances receivable from and payable to related parties are summarized as follows:

	As of December 31,
	2011	2012
Due from related parties
Accounts receivable, net of allowance	$143,921	$29
Prepaid expenses and other current assets	10	—

	$143,931	$29

Due to related parties
Current portion of capital lease obligations	$762	$—
Accrued expenses and other current liabilities	464	—
Capital lease obligations, less current portion	855	—
Other liabilities	9,154	—

	$11,235	$—

29. Commitments and contingencies

Capital commitments

As of December 31, 2011 and 2012, the Company has committed to spend $9,694 and $3,965, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding Bank guarantees including letters of credit amounting to $10,866 and $13,381 as of December 31, 2011 and 2012, respectively. Bank guarantees are generally provided to government

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

29. Commitments and contingencies (Continued)

agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

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

30. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Total net revenues	$435,479	$467,631	$491,157	$507,704	$1,901,971
Gross profit	$170,014	$182,409	$193,904	$197,878	$744,205
Income from operations	$60,431	$63,167	$69,952	$70,795	$264,345
Income before Equity method investment activity, net and income tax expense	$56,636	$84,445	$41,800	$80,111	$262,992
Net Income	$40,256	$62,799	$26,611	$54,924	$184,590
Net income attributable to noncontrolling interest	$1,716	$1,699	$1,436	$1,523	$6,374
Net income attributable to Genpact Limited common shareholders	$38,540	$61,100	$25,175	$53,401	$178,216
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.17	$0.27	$0.11	0.24	$0.80
Diluted	$0.17	$0.27	$0.11	0.23	$0.78
Dividend per share			$2.24		$2.24
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	222,810,236	223,182,251	223,876,035	224,917,746	223,696,567
Diluted	227,472,915	227,880,427	230,195,834	232,580,888	229,532,516

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

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

31. Subsequent Events

On February 6, 2013, the Company completed its acquisition of 100% of the outstanding equity of Jawood Business Process Solutions, LLC, a Michigan limited liability company (“Jawood”) for cash consideration of $51,000, subject to certain adjustments. Jawood is a U.S. based provider of business consulting and information technology services to the healthcare payer industry.

On February 6, 2013, the Company completed its acquisition of 100% of the outstanding shares of Felix Software Solutions Private Limited, a company incorporated under the laws of India (“Felix”), for cash consideration of $2,292, subject to certain adjustments. Felix is engaged in the business of providing offshore information technology consulting services to the healthcare payer industry in the US.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN

N.V. Tyagarajan
President and Chief Executive Officer

Date: March 1, 2013

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

Signature	Title	Date

/s/ N.V. TYAGARAJAN N.V. Tyagarajan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013

/s/ MOHIT BHATIA Mohit Bhatia	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013

/s/ ROBERT G. SCOTT Robert G. Scott	Director	March 1, 2013

/s/ JOHN BARTER John Barter	Director	March 1, 2013

/s/ AMIT CHANDRA Amit Chandra	Director	March 1, 2013

/s/ DAVID HUMPHREY David Humphrey	Director	March 1, 2013

/s/ JAGDISH KHATTAR Jagdish Khattar	Director	March 1, 2013

/s/ JAMES C. MADDEN James C. Madden	Director	March 1, 2013

Signature	Title	Date

/s/ MARK NUNNELLY Mark Nunnelly	Director	March 1, 2013

/s/ A. MICHAEL SPENCE A. Michael Spence	Director	March 1, 2013

/s/ MARK VERDI Mark Verdi	Director	March 1, 2013

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

4.1	Form of specimen certificate for the Registrant’s common shares (incorporated by reference to Exhibit 4.1 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Gecis Global Holdings 2005 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.2	Genpact Global Holdings 2006 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.3	Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.4	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.5	Reorganization Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global (Lux) S.à.r.l., Genpact Global Holdings SICAR S.à.r.l. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.6	Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.7	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1(File No. 333-142875) filed with the SEC on August 1, 2007).†

10.8	U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on Schedule 14A with the SEC on April 3, 2008).†

10.9	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).†

10.10	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 15, 2010).†

10.11	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 21, 2011).†

E-1

Exhibit Number	Description
10.12	Form of RSU Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 31, 2011).†

10.13	Form of Amended and Restated Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 15, 2011).†

10.14	Agreement and Plan of Merger dated April 5, 2011 among Genpact International, Inc., Hawk International Corporation, Headstrong Corporation, WCAS Hawk Corp. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2011).

10.15	Employment Agreement by and between the Registrant and N.V. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 17, 2011).†

10.16	Master Services Agreement dated October 10, 2009 between Genpact India and Carnation Auto India Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2011).

10.17	Employment Agreement by and between Genpact LLC and Patrick Cogny, dated August 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 10, 2011).†

10.18	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2012).†

10.19	Performance Share Award Agreement with N.V. Tyagarajan, dated March 6, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2012).†

10.20	Letter Agreement dated August 1, 2012 between the Registrant and South Asia Private Investments (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.21	Letter Agreement dated August 1, 2012 by and among the Registrant and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.22	Shareholder Agreement dated August 1, 2012 by and among the Registrant and South Asia Private Investments (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.23	First Amendment to the Genpact Limited 2007 Omnibus Incentive Compensation Plan (as Amended and Restated April 11, 2012), effective as of August 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.24	First Amendment to the Genpact Limited International Employee Stock Purchase Plan and U.S. Employee Stock Purchase Plan, effective as of August 1, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.25	Letter Agreement by and between the Registrant and N.V. Tyagarajan, dated August 2, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012). †

E-2

Exhibit Number	Description
10.26	Credit Agreement dated as of August 30, 2012 by and among the Registrant, Genpact International, Inc., Headstrong Corporation, Genpact Global Holdings (Bermuda) Limited, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Swingline Lender and a Term Lender, Morgan Stanley Bank, N.A., as Issuing Bank and a Revolving Lender, Citigroup Global Markets Inc., as Syndication Agent and Documentation Agent, the other Joint Lead Arrangers and Joint Bookrunning Managers identified therein and the other lenders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 30, 2012).

10.27	Amended and Restated Shareholder Agreement, dated as of October 25, 2012, by and among the Registrant, Glory Investments A Limited, Glory Investments B Limited, Glory Investments IV Limited, Glory Investments IV-B Limited, RGIP, LLC, Twickenham Investment Private Limited and Glory Investments TA IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on October 25, 2012).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG, Independent Registered Public Accounting Firm.*

24.1	Powers of Attorney (included on the signature pages of this report).*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

‡	Confidential treatment has been requested for certain portions that are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2011 and December 31, 2012, (iii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2010, December 31, 2011 and December 31, 2012, (iv) Consolidated Statement of Equity for the years ended December 31, 2010, December 31, 2011 and December 31, 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2011 and December 31, 2012, and (vi) Notes to Consolidated Financial Statements.

E-3