Form 10-Q
period 2013-03-31
Genpact LTD
filed 2013-05-10
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2013

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of April 29, 2013 was 228,697,831.

Item 1. Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2012	As of March 31, 2013
Assets
Current assets
Cash and cash equivalents	4	$459,228	$474,573
Accounts receivable, net	5	451,960	460,885
Accounts receivable from related party, net	5, 20	29	—
Short term deposits		18,292	18,374
Deferred tax assets	19	48,489	44,427
Prepaid expenses and other current assets		150,769	173,728

Total current assets		$1,128,767	$1,171,987
Property, plant and equipment, net	8	200,362	197,853
Deferred tax assets	19	91,383	84,763
Investment in equity affiliates	20	416	303
Customer-related intangible assets, net	9	84,748	89,751
Marketing-related intangible assets, net	9	21,585	22,111
Other intangible assets, net	9	6,054	5,819
Goodwill	9	956,064	992,541
Other assets		116,548	111,882

Total assets		$2,605,927	$2,677,010

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2012	As of March 31, 2013
Liabilities and equity
Current liabilities
Short-term borrowings	13	$80,000	$115,000
Current portion of long-term debt	14	4,982	4,986
Current portion of capital lease obligations		1,301	1,476
Accounts payable		18,652	16,246
Income taxes payable	19	22,304	26,271
Deferred tax liabilities	19	538	578
Accrued expenses and other current liabilities		390,041	346,908

Total current liabilities		$517,818	$511,465
Long-term debt, less current portion	14	656,879	655,625
Capital lease obligations, less current portion		2,533	2,825
Deferred tax liabilities	19	6,068	5,747
Other liabilities		250,848	243,253

Total liabilities		$1,434,146	$1,418,915

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 225,480,172 and 228,028,597 issued and outstanding as of December 31, 2012 and March 31, 2013, respectively		2,253	2,278
Additional paid-in capital		1,202,448	1,222,006
Retained earnings		281,982	328,719
Accumulated other comprehensive income (loss)		(318,272)	(296,909)

Genpact Limited shareholders’ equity		$1,168,411	$1,256,094
Noncontrolling interest		3,370	2,001

Total equity		$1,171,781	$1,258,095
Commitments and contingencies	21

Total liabilities and equity		$2,605,927	$2,677,010

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2012	2013
Net revenues
Net revenues from services—others		$435,324	$503,657
Net revenues from services—related party	20	155	191

Total net revenues		435,479	503,848

Cost of revenue
Services	15, 20	265,465	311,726

Total cost of revenue		265,465	311,726

Gross profit		$170,014	$192,122
Operating expenses:
Selling, general and administrative expenses	16, 20	105,005	113,224
Amortization of acquired intangible assets	9	5,290	5,551
Other operating (income) expense, net	17	(712)	(602)

Income from operations		$60,431	$73,949
Foreign exchange (gains) losses, net		3,671	3,382
Other income (expense), net	18	(124)	(5,111)

Income before Equity-method investment activity, net and income tax expense		$56,636	$65,456
Equity-method investment activity, net		13	(44)

Income before income tax expense		$56,623	$65,500
Income tax expense	19	16,367	17,248

Net Income		$40,256	$48,252
Net income attributable to noncontrolling interest		1,716	1,515

Net income attributable to Genpact Limited shareholders		$38,540	$46,737

Net income available to Genpact Limited common shareholders	12	$38,540	$46,737
Earnings per common share attributable to Genpact Limited common shareholders	12
Basic		$0.17	$0.21
Diluted		$0.17	$0.20
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		222,810,236	227,227,226
Diluted		227,472,915	233,620,751

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012		2013
	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest
Net Income	$38,540	$1,716	$46,737	$1,515
Other comprehensive income:
Currency translation adjustments	43,156	37	1,833	(13)
Net unrealized income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	44,527	—	19,530	—

Other comprehensive income (loss)	$87,683	$37	$21,363	$(13)

Comprehensive income	$126,223	$1,753	$68,100	$1,502

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional	Retained	Accumulated Other Comprehensive	Non controlling
	No. of Shares	Amount	Paid-in Capital	Earnings	Income (loss)	interest	Total Equity
Balance as of January 1, 2012	222,347,968	$2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683
Issuance of common shares on exercise of options (Note 11)	257,855	3	2,030	—	—	—	2,033
Issuance of common shares under the employee share purchase plan (Note 11)	21,768	—	314	—	—	—	314
Net settlement on vesting of restricted share units (Note 11)	64,042	1	(414)	—	—	—	(413)
Distribution to noncontrolling interest	—	—	—	—	—	(1,252)	(1,252)
Stock-based compensation expense (Note 11)	—	—	7,263	—	—	—	7,263
Comprehensive income:
Net income	—	—	—	38,540	—	1,716	40,256
Other comprehensive income	—	—	—	—	87,683	37	87,720

Balance as of March 31, 2012	222,691,633	$2,226	$1,155,396	$643,926	$(233,070)	$3,126	$1,571,604

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional	Retained	Accumulated Other Comprehensive	Non controlling
	No. of shares	Amount	Paid-in Capital	Earnings	Income (loss)	interest	Total Equity
Balance as of January 1, 2013	225,480,172	$2,253	$1,202,448	$281,982	$(318,272)	$3,370	$1,171,781
Issuance of common shares on exercise of options (Note 11)	1,911,004	19	15,801	—	—	—	15,820
Issuance of common shares under the employee stock purchase plan (Note 11)	23,575	—	373	—	—	—	373
Net settlement on vesting of restricted share units (Note 11)	122,413	1	(864)	—	—	—	(863)
Net settlement on vesting of performance units (Note 11)	491,433	5	(2,278)	—	—	—	(2,273)
Disposition of noncontrolling interest	—	—	—	—	—	(1,055)	(1,055)
Distribution to noncontrolling interest	—	—	—	—	—	(1,816)	(1,816)
Stock-based compensation expense (Note 11)	—	—	6,526	—	—	—	6,526
Comprehensive income:
Net income	—	—	—	46,737	—	1,515	48,252
Other comprehensive income	—	—	—	—	21,363	(13)	21,350

Balance as of March 31, 2013	228,028,597	$2,278	$1,222,006	$328,719	$(296,909)	$2,001	$1,258,095

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2013
Operating activities
Net income attributable to Genpact Limited shareholders	$38,540	$46,737
Net income attributable to noncontrolling interest	1,716	1,515

Net income	$40,256	$48,252

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,154	13,579
Amortization of debt issue costs	666	596
Amortization of acquired intangible assets	5,310	5,551
Reserve for doubtful receivables	456	3,450
Reserve for mortgage loans	20	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	1,167	(733)
Equity-method investment activity, net	13	(44)
Stock-based compensation expense	7,263	6,526
Deferred income taxes	(2,676)	254
Others, net	(11)	52
Change in operating assets and liabilities:
Increase in accounts receivable	(41,794)	(8,582)
Increase in other assets	(17,524)	(7,301)
Decrease in accounts payable	(1,982)	(1,782)
Decrease in accrued expenses and other current liabilities	(36,501)	(42,953)
Increase in income taxes payable	3,592	3,426
Increase in other liabilities	32,501	11,257

Net cash provided by operating activities	$4,910	$31,548

Investing activities
Purchase of property, plant and equipment	(21,916)	(14,623)
Proceeds from sale of property, plant and equipment	174	135
Investment in affiliates	(205)	—
Short term deposits placed	(26,303)	(18,675)
Redemption of short term deposits	20,277	18,675
Payment for business acquisitions, net of cash acquired	—	(46,134)
Disposition of business (refer note 3B(a))	—	(1,049)

Net cash used for investing activities	$(27,973)	$(61,671)

Financing activities
Repayment of capital lease obligations	(610)	(461)
Repayment of long-term debt	—	(1,687)
Proceeds from Short-term borrowings	—	35,000
Repayment of Short-term borrowings	(1,000)	—
Proceeds from issuance of common shares under stock based compensation plans	2,347	16,060
Payment for net settlement of stock based awards	—	(3,136)
Payment of Earn-out consideration	—	(85)
Distribution to noncontrolling interest	(1,252)	(1,816)

Net cash provided by (used for) financing activities	$(515)	$43,875

Effect of exchange rate changes	21,455	1,593
Net increase (decrease) in cash and cash equivalents	(23,578)	13,752
Cash and cash equivalents at the beginning of the period	408,020	459,228

Cash and cash equivalents at the end of the period	$405,897	$474,573

Supplementary information
Cash paid during the period for interest	$2,113	$8,016
Cash paid during the period for income taxes	$26,203	$25,363
Property, plant and equipment acquired under capital lease obligation	$488	$787

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

Nature of Operations

The Company is a global leader in business process management and technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help its clients drive intelligence across the enterprise. The Company believes that its Smart Enterprise Processes (SEPSM) framework, its unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. The Company’s Smart Decision Services deliver valuable business insights to its clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, the Company also offers a wide range of technology services. Driven by a passion for process innovation and operational excellence built on its Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, its 60,000+ professionals around the globe deliver services to more than 700 clients from a network of 70+ delivery centers across 18 countries supporting more than 30 languages.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (“GE”). On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization”, GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders each sold 17,647,059 common shares. On March 24, 2010, the Company completed a secondary offering pursuant to which GE’s shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder, although it continued to be a related party. During the year ended December 31, 2012, GE’s shareholding subsequently declined to less than 5.0%, as a result of which GE is no longer considered a related party.

On December 14, 2012, a secondary offering of the Company’s common shares by General Atlantic (“GA”) and Oak Hill Capital Partners (“OH”) was completed. Upon the completion of the secondary offering, GA and OH each owned approximately 2.4% of the Company’s common shares outstanding, and they ceased to be significant shareholders and related parties.

2012 Recapitalization

On August 1, 2012, the Company announced that Glory Investments A Limited, formerly known as South Asia Private Investments and an affiliate of Bain Capital Investors, LLC (“Bain Capital”), had entered into an agreement to purchase approximately 67,750,678 common shares of the Company from affiliates of GA and OH for $14.76 per share, or approximately $1,000,000, after payment by the Company of a special cash dividend of $2.24 per share. The special cash dividend was declared by the Company’s board of directors on August 30, 2012, and paid on September 24, 2012 to holders of record as of September 10, 2012. On October 25, 2012, Bain Capital and its affiliated assignees completed the purchase of 57,537,264 common shares of the Company. As permitted under the share purchase agreement, two additional co-investors (RGIP, LLC, an investor in certain investment funds which are affiliated with Bain Capital, and Twickenham Investment Private Limited, an affiliate of the Government of Singapore Investment Corporation Private Limited) purchased the remaining 50,812 shares and 10,162,602 shares of the Company, respectively, covered by the share purchase agreement.

On August 30, 2012, the Company terminated its existing credit facility of $380,000 and entered into a new credit facility of $925,000, to repay the previous existing credit facility, fund a portion of the special cash dividend, pay fees and expenses in connection with the foregoing and to provide for general corporate purposes of the Company, including working capital requirements. Net proceeds from the credit facility along with cash on hand were partially used to fund the dividend payment of $2.24 per share, or $501,620 in the aggregate, which was paid on all issued and outstanding common shares. In accordance with the terms of the Company’s stock-based compensation plans, in order to preserve the value of stock-based awards outstanding as of the record date, the Company reduced the exercise price per share of each outstanding stock option award and increased the number of shares in relation to all outstanding stock-based awards as of the record date of the special cash dividend. This transaction, together with other related transactions, is referred to as the “2012 Recapitalization”.

The Company incurred expenses of approximately $23,464 for the 2012 Recapitalization excluding the fees associated with the previous existing credit facility and the new credit facility. Out of the total expenses of $23,464, $6,237 was incurred and recorded as a part of “selling, general and administrative expenses” in the Consolidated Statements of Income for the year ended December 31, 2012. The balance of the total expenses of approximately $17,227 relating to the share purchase transaction was incurred and accrued as of December 31, 2012 and reported as a part of “other income (expense), net” in the Consolidated Statements of Income for the year ended December 31,2012. GA and OH collectively reimbursed $17,000 of the $17,227 to the Company on October 25, 2012 at the closing of the share purchase transaction in accordance with the letter agreement among the Company, GA and OH. This reimbursement was recorded as a part of “other income (expense), net” in the Consolidated Statements of Income for the year ended December 31, 2012.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and footnote disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The noncontrolling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the noncontrolling shareholders’ interest in the operation of Hello Communications (Shanghai) Co., Ltd. and the profits or losses associated with the noncontrolling interest in those operations. The noncontrolling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their shares of profit as it is a partnership and, accordingly, noncontrolling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the unaudited interim Consolidated Statements of Income.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the carrying amount of property, plant and equipment, intangibles and goodwill, the reserve for doubtful receivables and the valuation allowance for deferred tax assets, the valuation of derivative financial instruments, the measurements of stock-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the consolidated financial statements.

(c) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under Selling, General and Administrative Expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on the quantitative impairment analysis the carrying value of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, the Company shall perform the qualitative assessment of Goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. See note 9 for information and related disclosures.

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

In business combinations, where the fair value of identifiable tangible and intangible net assets purchased exceeds the cost of the acquired business, the Company recognizes the resulting gain under ‘Other operating (income) expense, net’ in the Consolidated Statements of Income.

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the credit worthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company performs an ongoing credit evaluation of customers. GE accounted for 30% and 27% of receivables as of December 31, 2012 and March 31, 2013, respectively. GE accounted for 27% and 23% of revenues for the three months ended March 31, 2012 and 2013, respectively.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The following recently released accounting standard has been adopted by the Company and certain disclosures in the consolidated financial statements and footnotes to the consolidated financial statements have been modified accordingly. Adoption of this standard did not have a material impact on the consolidated results of operations, cash flows, financial position or disclosures:

•

Effective January 1, 2013, the Company adopted FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 requires prospective adoption and affects financial statement disclosure only.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestures

A	Acquisitions

(a) NGEN Media Services Private Limited

On March 28, 2013, the Company acquired the remaining 50% of the outstanding equity interest in NGEN Media Services Private Limited, a private limited company organized under the laws of India (“NGEN”), and thereby increased its interest from 50% to 100%, providing the Company control over NGEN as a wholly-owned subsidiary. The Company acquired the 50% equity interest for cash consideration of $158. There are no contingent consideration arrangements in connection with the acquisition. NGEN is engaged in the business of media services outsourcing.

The Company previously accounted for its 50% interest in NGEN as an equity method investment. The Company re-measured this equity interest to fair value at the acquisition date and recognized a loss of $5 in the Consolidate Statements of Income under “equity-method investment activity, net”.

The following table summarizes the consideration to acquire NGEN and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the Company’s existing investment in NGEN at the acquisition date:

Cash consideration	$158
Acquisition date fair value of the Company’s investment in NGEN held before the business combination	158
Total	$316
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$432
Current assets	402
Tangible fixed assets	27
Other non-current assets	89
Current liabilities	(337)
Other liabilities	(274)
Total identifiable net assets acquired	$339
Gain recognized on acquisition	(23)
Total	$316

(b) Jawood Business Process Solutions, LLC and Felix Software Solutions Private Limited

On February 6, 2013, the Company completed its acquisition of 100% of the outstanding membership interest in Jawood Business Process Solutions, LLC, a Michigan limited liability company (“Jawood”) for cash consideration of $51,000, subject to adjustment based on closing date net working capital, indebtedness and cash and cash equivalents. There are no contingent consideration arrangements in connection with the acquisition of Jawood.

The transaction also included acquisition of 100% of the outstanding shares of Felix Software Solutions Private Limited, a company organized under the laws of India (“Felix”), for cash consideration of $2,295, subject to adjustment based on closing date net working capital. There are no contingent consideration arrangements in connection with the acquisition of Felix.

Jawood and Felix (collectively referred to as the “Jawood business”) are, respectively, US and India based providers of business consulting and information technology services to the healthcare payer industry. Felix is a key sub-contractor to Jawood. This transaction strengthens the Company’s solutions and services offerings in the healthcare payer market.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

Pursuant to the terms of the acquisition agreements with the respective sellers, the preliminary estimated purchase consideration for the Jawood business is comprised of the following:

Base purchase price	$53,295
Estimated closing date net working capital adjustment	(2,663)
Estimated closing date indebtedness adjustment	(2,146)
Estimated closing date cash adjustment	1,179
Estimated seller expenses	(1,379)
Total preliminary estimated purchase price	$48,286

The acquisition of the Jawood business has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of the Jawood business are recorded at fair value at the date of acquisition. The Company is evaluating certain tax positions with respect to the acquisition of Jawood business which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. Changes to the preliminarily recorded assets and liabilities may result in a corresponding adjustment to goodwill. The measurement period will not exceed one year from the acquisition date. The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Preliminary estimated purchase price	$48,286
Acquisition related costs included in selling, general and administrative expenses as incurred	310
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,364
Current assets	6,477
Tangible fixed assets	704
Intangible assets	11,200
Other non-current assets	548
Current liabilities	(7,866)
Long term liabilities	(56)
Total identifiable net assets acquired	$12,371
Goodwill	35,915
Total	$48,286

As of the date of these financial statements, the purchase consideration and the allocation for the acquisition is pending final adjustment for closing date net working capital, indebtedness and cash in accordance with the terms of acquisition agreement. As part of the acquisition, the total amount paid by the Company, net of cash acquired of $1,364 a holdback amount of $2,000 pursuant to the agreement and seller expenses amounting to $1,379, is $46,301.

Goodwill representing the excess of the preliminary estimated purchase price over the net assets acquired is deductible for tax purposes to the extent of $33,830 and has been allocated to the India reporting unit. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the expected pattern in which the economic benefits of the intangible assets will be consumed or otherwise realized. The value and estimated useful lives of the intangible assets are follows:

	Value	Estimated useful life
Customer related intangible assets	$10,200	1 – 7 years
Marketing related intangible assets	1,000	1 – 5 years

The weighted average amortization period in respect of the acquired intangible assets is 6 years.

The results of operations of the Jawood business and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from February 6, 2013, the date of acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(c) Atyati Technologies Private Limited

On September 4, 2012, the Company acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited, an Indian private limited company (“Atyati”), for initial cash consideration of $19,368 subject to adjustment based on the closing date final working capital amount. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $2,539 and earn-out consideration (ranging from $0 to $14,372 based on gross profit for the year ending March 31, 2014) which has an estimated fair value of $1,487.

As of the date of these financial statements, the purchase consideration for the acquisition is pending adjustment for the final working capital amount. Pursuant to the terms of the acquisition agreement with the sellers, the preliminary estimated purchase consideration is comprised of the following:

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Atyati were recorded at fair value at the date of acquisition. The Company is evaluating certain tax positions with respect to this acquisition which, if known, would have resulted in the recognition of additional assets and liabilities as of the acquisition date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill, and the measurement period will not exceed one year from the acquisition date. The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

Goodwill recorded in connection with the Atyati acquisition amounted to $13,306, representing the excess of the preliminary estimated purchase price over the net assets (including deferred taxes) acquired, has been allocated to the India reporting unit and is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The value and estimated useful lives of the intangibles are as follows:

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

(d) Triumph Engineering Corp. and Triumph On-Demand, Inc.

On August 17, 2012, the Company acquired 100% of the outstanding equity interest in Triumph Engineering Corp. and Triumph On-Demand Inc., both Ohio corporations (collectively “Triumph Companies”) for initial cash consideration of $3,600, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement provides for additional deferred consideration which has a discounted value of $379 and earn-out consideration (ranging from $0 to $4,500 based on gross profit for the years ending December 31, 2013 and 2014) which had an estimated fair value of $3,256.

The initial cash consideration paid to seller at the time of closing after an estimated adjustment of working capital and closing indebtedness is $1,779. As of the date of these financial statements, the purchase consideration for the acquisition is pending final adjustment for working capital and closing indebtedness. Pursuant to the terms of the acquisition agreement with the seller, the preliminary estimated purchase consideration is comprised of the following:

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Triumph Companies were recorded at fair value at the date of acquisition. The following table summarizes the allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

Goodwill recorded in connection with the acquisition of Triumph Companies amounted to $4,517, representing the excess of the preliminary estimated purchase price over the net assets (including deferred taxes) acquired, has been allocated to the India reporting unit and is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The value and estimated useful lives of the intangibles are as follows:

	Value	Estimated useful life
Customer related intangibles	$382	1 to 10 years

The weighted average amortization period in respect of the acquired intangible assets is 8 years. The results of operations of Triumph Companies and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from August 17, 2012, the date of acquisition.

(e) Accounting Plaza B.V.

On April 25, 2012, the Company acquired 100% of the outstanding equity interest in Accounting Plaza B.V., a private limited liability company organized under the laws of the Netherlands (“Accounting Plaza”), for cash consideration of $38,698 subject to adjustments based on transfer of pension funds, underfunding in pension funds, and sellers warranty breaches including certain other transactions and transaction costs. There are no contingent consideration arrangements in connection with the acquisition.

Pursuant to the terms of the acquisition agreement with the sellers, the purchase consideration is comprised of the following:

Initial consideration	$38,698
Adjustment for transfer of pension funds	—
Adjustment for underfunding in pension funds	—
Adjustment for sellers warranty breaches and certain other transactions	—
Adjustment for transaction costs	—
Purchase consideration	$38,698

Accounting Plaza is a provider of finance and accounting, human resources and PeopleSoft ERP services. This acquisition strengthens the Company’s domain expertise in the retail industry and significantly expands its presence in Europe.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Accounting Plaza were recorded at fair value as of the date of acquisition. The following table summarizes the allocation of the purchase consideration based on the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

Purchase consideration	$38,698
Acquisition related costs included in selling, general and administrative expenses	434
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,664
Current assets	11,327
Tangible fixed assets	2,010
Intangible assets	13,138
Deferred tax asset/ (liability), net	(2,711)
Other non-current assets	971
Current liabilities	(9,062)
Other liabilities	(4,188)
Total identifiable net assets acquired	$13,149
Goodwill	25,549
Total	$38,698

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

The fair value of the current assets acquired includes trade receivables with a fair value of $9,744. The gross amount due is $9,917, of which $173 is expected to be uncollectable.

During the period ended March 31, 2013, the Company recorded a measurement period adjustment which resulted in an increase in the purchase consideration by $107 with a corresponding increase in goodwill. The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and, thus, were recorded in the consolidated balance sheet as of March 31, 2013.

Goodwill representing the excess of the purchase price over the fair value of the net assets (including deferred taxes) acquired is not deductible for tax purposes and has been allocated to the Europe reporting unit.

The amortizable intangible assets acquired are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The value and estimated useful lives of the intangibles are as follows:

	Value	Estimated useful life
Customer related intangibles	$13,138	3 – 10 years

The weighted average amortization period in respect of the acquired intangible assets is 7 years. The results of operations of Accounting Plaza and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from April 25, 2012, the date of acquisition.

(f) Earn-out and deferred consideration

The Company acquired Akritiv Technologies, Inc. (“Akritiv”), High Performance Partners LLC (“HPP”), Empower Research, LLC (“Empower”), Atyati and Triumph Companies on March 14, 2011, August 24, 2011, October 3, 2011, September 4, 2012 and August 17, 2012, respectively. The terms of the acquisition agreements for these business acquisitions provided for payment of additional earn-out consideration if certain future events or conditions are met. These earn-outs were recorded as liabilities based on their fair values as of the acquisition dates. The Company evaluates the fair value of earn-out consideration for the respective acquisitions for changes at each reporting period. During the three months ended March 31, 2013, the Company re-measured the fair value of such earn-out consideration with corresponding changes in the Consolidated Statements of Income as follows:

Increase in fair value of earn-out consideration for Empower	$267
Decrease in fair value of earn-out consideration for Triumph Companies	(214)

$53

Further, during the period ended March 31, 2013, the Company paid $85 for HPP due to the fulfillment of certain earn-out conditions set forth in the acquisition agreements.

B	Divestures

(a) Hello Communications (Shanghai) Co., Ltd.

On February 22, 2013, the Company completed the sale of Hello Communications (Shanghai) Co., Ltd. for cash consideration of $998 resulting in loss of $447. The expected loss on sale was recorded within other income (expense), net in the Consolidated Statements of Income for the year ended December 31, 2012 and was not materially different from the actual realized loss. The balance of cash and cash equivalents of Hello Communications (Shanghai) Co., Ltd. on the date of sale was $2,047, resulting in a net cash outflow of $1,049. The results of operations of Hello Communications (Shanghai) Co., Ltd. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

(b) Clearbizz B.V.

During the period ended March 31, 2013, the Company decided to dispose one of its subsidiaries, namely, Clearbizz B.V. An amount of $716 has been reserved representing estimated loss on the expected sale of Clearbizz B.V. within other income (expense), net in the Consolidated Statements of Income. The results of operations of Clearbizz B.V. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2012 and March 31, 2013 comprise:

	As of December 31, 2012	As of March 31, 2013
Deposits with banks	$283,660	$324,475
Other cash and bank balances	175,568	150,098

Total	$459,228	$474,573

The cash and cash equivalents as of December 31, 2012 and March 31, 2013 include restricted cash balances of $628 and $872, respectively. Restrictions primarily consist of margin balances against bank guarantees and deposits for foreign currency advances on which the bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the reserve for doubtful receivables as recorded by the Company:

	As of December 31, 2012	As of March 31, 2013
Opening balance	$8,704	$9,073
Additions due to acquisitions	184	—
Additions charged to cost and expense	3,878	3,450
Deductions	(3,693)	(196)

Closing balance	$9,073	$12,327

Accounts receivable were $461,062 and $473,212, and the reserves for doubtful receivables were $9,073 and $12,327, resulting in net accounts receivable balances of $451,989 and $460,885 as of December 31, 2012 and March 31, 2013, respectively. In addition, accounts receivable due after one year of $19,140 and $18,222 as of December 31, 2012 and March 31, 2013, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $64 and $4, and the reserve for doubtful receivables were $35 and $4, resulting in net accounts receivable balances of $29 and $0, as of December 31, 2012 and March 31, 2013, respectively.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2012 and March 31, 2013:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements (Continued)

	As of March 31, 2013
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$17,402	$—	$17,402	$—

Total	$17,402	$—	$17,402	$—

Liabilities
Derivative Instruments (Note b)	$149,195	$—	$149,195	$—

Total	$149,195	$—	$149,195	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The following table sets forth the reconciliation of loans held for sale that were outstanding as of March 31, 2012 but, settled during the year ended December 31, 2012, which were measured at fair value using significant unobservable inputs:

Three months ended March 31, 2012
Opening balance, net	$469
Impact of fair value included in earnings	(20)
Settlements	(1)

Closing balance, net	$448

The Company values the derivative instruments based on market observable inputs including both forward and spot prices for currencies. The quotes are taken from an independent market database.

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks or other financial institutions, and the Company considers the risk of non-performance by the counterparties to be not material. The forward foreign exchange contracts mature between zero and forty-five months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) as of (Note b)
	As of December 31, 2012	As of March 31, 2013	As of December 31, 2012	As of March 31, 2013
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,706,000	$1,672,000	$(160,432)	$(138,255)
United States Dollars (sell) Mexican Peso (buy)	8,400	13,500	306	672
United States Dollars (sell) Philippines Peso (buy)	58,800	63,000	2,237	2,464
Euro (sell) United States Dollars (buy)	79,501	79,832	(420)	1,712
Euro (sell) Hungarian Forints (buy)	9,968	8,370	(10)	(257)
Euro (sell) Romanian Leu (buy)	64,870	65,315	(645)	415
Japanese Yen (sell) Chinese Renminbi (buy)	26,214	37,813	1,451	2,424
Pound Sterling (sell) United States Dollars (buy)	92,165	89,509	(2,494)	2,767
Australian Dollars (sell) United States Dollars (buy)	60,626	70,321	(3,424)	(3,735)

			$(163,431)	$(131,793)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchase of services. In addition to this program the Company has derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge the foreign exchange risks related to balance sheet items such as receivables and inter-company borrowings denominated in currencies other than the underlying functional currency.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the derivative instruments and their location in the financial statements of the Company are summarized in the table below:

	Cash flow		Non-designated
	As of December 31, 2012	As of March 31, 2013	As of December 31, 2012	As of March 31, 2013
Assets
Prepaid expenses and other current assets	$6,972	$11,487	$1,742	$2,583
Other assets	$1,931	$3,332	$—	$—
Liabilities
Accrued expenses and other current liabilities	$60,229	$52,018	$1,417	$159
Other liabilities	$112,430	$97,018	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) or OCI and the related tax affect are summarized below:

	Three months ended March 31,2012			Three months ended March 31,2013
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance as of January 1	$(203,006)	$(71,125)	$(131,881)	$(163,756)	$(59,070)	$(104,686)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	119	126	(7)	(7,240)	(2,920)	(4,320)
Changes in fair value of effective portion of outstanding derivatives, net	67,639	23,119	44,520	22,299	7,089	15,210

Unrealized gain (loss) on cash flow hedging derivatives, net	67,520	22,993	44,527	29,539	10,009	19,530

Closing balance as of March 31	$(135,486)	$(48,132)	$(87,354)	$(134,217)	$(49,061)	$(85,156)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains / losses recognized in other comprehensive income (loss), and their effect on financial performance is summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)		Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2012	2013		2012	2013		2012	2013
Forward foreign exchange contracts	$67,639	$22,299	Revenue	$(1,286)	$981	Foreign exchange (gains) losses, net	$—	$—
			Cost of revenue	1,106	(6,609)
			Selling, general and administrative expenses	299	(1,612)

	$67,639	$22,299		$119	$(7,240)		$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Income on Derivatives	Amount of (Gain) Loss recognized in Income on Derivatives
		Three months ended March 31,
		2012	2013
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(8,979)	$(4,001)

		$(8,979)	$(4,001)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2012	As of March 31, 2013
Property, plant and equipment, gross	$513,540	$524,893
Less: Accumulated depreciation and amortization	(313,178)	(327,040)

Property, plant and equipment, net	$200,362	$197,853

Depreciation expense on property, plant and equipment for the three months ended March 31, 2012 and 2013 was $11,107 and $11,433, respectively. The amount of computer software amortization for the three months ended March 31, 2012 and 2013 was $2,970, and $2,557, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to ($77) and $411 for the three months ended March 31, 2012 and 2013, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2012 and three months ended March 31, 2013:

	As of December 31, 2012	As of March 31, 2013
Opening balance	$925,339	$956,064
Goodwill relating to acquisitions consummated during the period	43,265	35,915
Adjustment to preliminary purchase accounting for acquisitions	(3,213)	107
Effect of exchange rate fluctuations	(9,327)	455

Closing balance	$956,064	$992,541

The total amount of goodwill deductible for tax purposes is $6,779 and $39,874 as of December 31, 2012 and March 31, 2013, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2012			As of March 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$291,735	$206,987	$84,748	$301,369	$211,618	$89,751
Marketing-related intangible assets	40,386	18,801	21,585	41,398	19,287	22,111
Contract-related intangible assets	1,182	1,182	—	1,187	1,187	—
Other intangible assets	7,069	1,015	6,054	7,089	1,270	5,819

	$340,372	$227,985	$112,387	$351,043	$233,362	$117,681

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2012 and 2013 were $5,290 and $5,551, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the three months ended March 31, 2012 and 2013 was $20 and $0, respectively, and has been reported as a reduction of revenue.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. In addition, in accordance with Mexican law, the Company provides termination benefits to all of its Mexican employees. In addition, some of the company’s subsidiaries in the Philippines and Japan have sponsored defined benefit retirement programs.

Net defined benefit plan costs for the three months ended March 31, 2012 and 2013 include the following components:

	Three months ended March 31,
	2012	2013
Service costs	$1,013	$936
Interest costs	469	451
Amortization of actuarial loss	174	167
Expected return on plan assets	(210)	(220)

Net Gratuity Plan costs	$1,446	$1,334

Defined contribution plans

During the three months ended March 31, 2012 and 2013, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2012	2013
India	$3,479	$3,705
U.S.	1,027	1,247
U.K.	308	376
Hungary	39	6
China	2,833	3,990
Mexico	16	14
Morocco	30	30
South Africa	80	69
Hong Kong	8	6
Philippines	3	4
Singapore	—	3
Netherlands	—	356

Total	$7,823	$9,806

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

On August 30, 2012, the Company’s Board of Directors declared a special cash dividend of $2.24 per share. Effective as of September 24, 2012, the payment date of the special cash dividend, the number of common shares authorized for issuance under the 2007 Omnibus Plan and the 2005 Plan was increased by 2,544,327 common shares and 495,915 common shares, respectively, on account of the adjustment to stock based awards as a result of the payment of the special cash dividend. Further, as of December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan was increased by 6,450,857 shares as a result of the termination, expiration or forfeiture of options granted under the Company’s stock incentive plans other than the 2007 Omnibus Plan. In accordance with the anti-dilutive provisions of the 2005 Plan, 2006 Plan, 2007 Plan and 2007 Omnibus Plan, the Company adjusted both the exercise price and the number of stock based awards outstanding as of the record date of the special cash dividend. The aggregate fair value, intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments. Therefore, in accordance with the equity restructuring guidance under ASC 718, Compensation-Stock Compensation, no incremental compensation expense was recognized for the adjustment to the outstanding stock-based awards as a result of the special cash dividend.

The stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2012 and 2013, were $7,225 and $6,481, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

A summary of the options activity during the three months ended March 31, 2013 is set out below:

	Three months ended March 31, 2013
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2013	12,413,298	$9.29	4.2
Granted	—	—
Forfeited	(28,649)	9.92
Expired	—	—
Exercised	(1,911,004)	7.83		19,642

Outstanding as of March 31, 2013	10,473,645	$9.55	4.03	$91,334

Vested and exercisable as of March 31, 2013 and expected to vest thereafter (Note a)	10,373,418	$9.47	4.03	$90,472
Vested and exercisable as of March 31, 2013	9,110,559	$9.27	3.68	$81,306
Weighted average grant date fair value of grants during the period	$—

(a)	Options expected to vest reflect an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

As of March 31, 2013, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $4,776, which will be recognized over the weighted average remaining requisite vesting period of 1.11 years.

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

A summary of RSUs granted during the three months ended March 31, 2013 is set out below:

	Three months ended March 31, 2013
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2013	1,688,402	$13.74
Granted	7,403	17.80
Vested*	(13,852)	14.04
Forfeited	(40,796)	14.16

Outstanding as of March 31, 2013	1,641,157	$13.75

Expected to vest (Note a)	1,395,718

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
*	Vested RSUs have been net settled upon vesting by issuing 8,056 shares (net of withholding taxes).

During the year ended December 31, 2011, 102,000 RSUs vested, the shares in respect of which were issuable on December 31, 2012 and were issued in January 2013 (100,800 after withholding shares to the extent of the minimum statutory withholding taxes). Shares in respect of an additional 13,719 RSUs reflecting an adjustment to 102,000 vested RSUs on account of the special cash dividend were issued in January 2013 (13,557 after withholding shares to the extent of minimum statutory withholding taxes).

4,533 RSUs and 44,286 RSUs vested as of December 31, 2012, the shares in respect of which will be issued in April 2013 and on December 31, 2013, respectively, after withholding shares to the extent of the minimum statutory withholding taxes.

As of March 31, 2013, the total remaining unrecognized stock-based compensation costs related to RSUs amounted to $15,177, which will be recognized over the weighted average remaining requisite vesting period of 2.35 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

Performance Units

The Company also grants stock awards in the form of Performance Units, or PUs under the 2007 Omnibus Plan.

The Company granted PUs, each of which represents the right to receive a common share based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight-line basis over the vesting terms. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the three months ended March 31, 2013 is set out below:

	Three months ended March 31, 2013
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2013	3,041,511	$13.26	4,402,597
Granted	1,369,090	18.19	2,053,635
Vested	—	—	—
Forfeited	(4,793)	15.02	(5,991)
Addition due to achievement of higher than target performance goals*	297,981	17.50	—
Reduction due to achievement of lower than maximum performance goals**	—	—	(373,632)

Outstanding as of March 31, 2013	4,703,789	$14.96	6,076,609

Expected to vest (Note a)	3,385,886

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
*	Represents the additional award of 22.2% of the target shares on account of achievement of higher than target performance for the PUs granted in March 2012.
**	Represents a 27.8% reduction in the maximum shares eligible to vest on account of certification of the performance goals for the PUs granted in 2012.

Actual vesting of PUs for the year ended December 31, 2011 (including the PUs issued as an adjustment on account of the special cash dividend) took place at 128.9% (243,781 shares) upon the compensation committee’s certification of the achievement of the performance goals. Shares in respect of these PUs were issued in January 2013 (156,511 after withholding shares to the extent of the minimum statutory withholding taxes).

The PUs granted in March 2010 (including the PUs issued as an adjustment on account of the special cash dividend) vested at 90.9% of the target shares (503,969 shares) after the compensation committee’s certification of the performance goals achieved for the performance period based on the Company’s audited consolidated financial statements. The shares in respect of these PUs were issued in March 2013 (334,922 after withholding shares to the extent of the minimum statutory withholding taxes). Shares in respect of 11,346 PUs will be issued in April 2013 after withholding shares to the extent of the minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

For the PUs granted in August 2010 vesting for the year ended December 31, 2012 has taken place at 122.2% of the target shares (a total of 231,029 shares) based on the compensation committee’s certification of achievement of the performance goals for the performance period based on the Company’s audited consolidated financial statements. The shares in respect of these PUs will be issued on December 31, 2013 after withholding shares to the extent of the minimum statutory withholding taxes.

As of March 31, 2013, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $31,800, which will be recognized over the weighted average remaining requisite vesting period of 2.16 years.

In the first quarter of 2011, the compensation committee of the board of directors of the Company modified the performance metrics for the performance grants made to employees in 2010 from Revenue and EBITDA growth to revenue and adjusted operating income growth.

	Original Performance Target		Modified Performance Target
Performance Level	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation growth
Outstanding	20.0%	20.0%	20.0%	20.0%
Target	15.0%	15.0%	15.0%	15.0%
Threshold	10.0%	10.0%	10.0%	10.0%

For the August 2010 performance grant made to the Company’s former CEO, who assumed the role of Non-Executive Vice-Chairman as of June 17, 2011, in addition to the modification made to the performance metrics from revenue and EBITDA growth to revenue and adjusted operating income growth, because the award vests based on annual performance targets whereas the awards to other employees vest based on average performance over three years, revision has been made to the performance targets in order to make the performance targets consistent with performance unit grants made to other employees in the first quarter of 2011.

	Original Performance Target		Modified Performance Target
Performance Level	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation growth
Outstanding	20.0%	20.0%	17.0%	16.0%
Target	15.0%	15.0%	12.5%	12.5%
Threshold	10.0%	10.0%	8.0%	7.0%

As of the date of the above modifications, an incremental compensation cost of $4,109 was determined and was to be recognized over a period of 21.5 months, starting from March 2011 to December 31, 2012.

Under the 2007 Omnibus Plan, the definition of change of control includes the acquisition by any person, corporation or other entity or group other than GA, OH, GE or any of their affiliates of 25% or more of the voting securities of the Company. The purchase by Bain Capital of Company shares from GA and OH would have been a change of control under the 2007 Omnibus Plan resulting in (1) accelerated vesting of the PUs granted in August 2010 to the former CEO (who since assumed the role of Non-Executive Vice-Chairman) and the PUs granted to the Company’s Chief Executive Officer in June 2011 and March 2012 and (2) “double-trigger” vesting of the outstanding PUs granted in March 2010 and March 2011 based on an abbreviated performance period ending with the close of the Company’s fiscal quarter coincident with or immediately preceding the effective date of the Change of Control in the event of a termination without cause in the twenty-four months following a change of control and (3) “double-trigger” vesting of the outstanding PUs granted in March 2012 based on target performance in the event of a termination without cause in the twenty-four months following a change of control. Because the Board of Directors determined that the Bain transaction was not the type of transaction intended to constitute a change of control, they amended the 2007 Omnibus Plan to provide that the contemplated transaction among Bain Capital, GA and OH would not constitute a change of control thereunder. In addition, the CEO and Non-Executive Vice-Chairman waived any accelerated vesting of their PUs and the impacted employees consented to the amendment of the change of control definition. As a result of the foregoing, all PUs will continue to vest in accordance with their original terms.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

The amendment to the 2007 Omnibus Plan was a modification to the PUs effective as of October 25, 2012, as a result of which 123 employees were affected and an incremental compensation cost of $5,500 was determined and will be recognized over a weighted average period of 1.85 years. The incremental compensation cost due to modification was a result of considering the original performance period for determination of expected vesting as against the abbreviated performance period for 2010 and 2011 grants and vesting at target for 2012 performance grants.

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

During the three months ended March 31, 2012 and 2013, common shares issued under ESPP were 21,768 and 23,575, respectively.

The ESPP was considered non-compensatory under the FASB guidance on Compensation-Stock Compensation through the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the three months ended March 31, 2012 and 2013 was $38 and $45, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per share. Basic and diluted earnings per common share give effect to the change in the number of common shares of the Company. The calculation of earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, common shares to be issued under the ESPP and performance units, have been included in the computation of diluted net earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because the effect was anti-dilutive is 6,567,441 and 15,000 for the three months ended March 31, 2012 and 2013, respectively.

	Three months ended March 31,
	2012	2013
Net income available to Genpact Limited common shareholders	$38,540	$46,737
Weighted average number of common shares used in computing basic earnings per common share	222,810,236	227,227,226
Dilutive effect of stock based awards	4,662,679	6,393,525

Weighted average number of common shares used in computing dilutive earnings per common share	227,472,915	233,620,751

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.17	$0.21
Diluted	$0.17	$0.20

13. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2012 and March 31, 2013, the limits available were $18,489 and $18,297, respectively out of which $5,942 and $6,546 was utilized, representing non-funded drawdown.

(b)	A fund-based and non-fund based revolving credit facility of $260,000 acquired in May 2011 was fully prepaid and terminated on August 30, 2012 as stated in note 14 below.

(c)	A fund-based and non-fund based revolving credit facility of $250,000 was acquired in August 2012 as described in note 14 below. A part of this amount was initially used for funding the special cash dividend paid in September 2012 and for the acquisition of Jawood in February 2013. As of December 31, 2012 and March 31, 2013, a total of $87,439 and $122,397, respectively, was utilized representing a funded drawdown of $80,000 and $115,000, respectively and a non-funded drawdown of $7,439 and $7,397, respectively. This facility expires in August 2017 and the funded drawdown bears interest at LIBOR plus a margin of 3.25% as of March 31, 2013. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets and the agreement contains certain covenants including a restriction on further indebtedness of the Company up to a certain leverage level. For the three months ended March 31, 2013, the Company is in compliance with all of the financial covenants.

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

The outstanding term loan, net of debt amortization expense of $11,452 and $11,014, was $661,861 and $660,611 as of December 31, 2012 and March 31, 2013, respectively. The term loan bears interest at LIBOR (Libor floor of 1%) plus a margin of 3.25%. Indebtedness under the loan agreement is secured by certain assets and the agreement contains certain covenants including a restriction on further indebtedness of the Company up to a certain leverage level. For the three months ended March 31, 2013, the Company is in compliance with all of the financial covenants. The amount outstanding as of March 31, 2013 will be repaid through quarterly payments of 0.25% of the principal amount of $675,000 and the balance will be repaid on the maturity of the agreement (August 30, 2019).

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year Ended	Amount
2013	$3,732
2014	4,999
2015	5,017
2016	5,030
2017	5,053
2018	5,071
2019	631,709

$660,611

15. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2012	2013
Personnel expenses	$185,551	$218,435
Operational expenses	67,975	81,446
Depreciation and amortization	11,939	11,845

	$265,465	$311,726

16. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2012	2013
Personnel expenses	$70,940	$82,128
Operational expenses	31,927	28,951
Depreciation and amortization	2,138	2,145

	$105,005	$113,224

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

17. Other operating (income) expense, net

	Three months ended March 31,
	2012	2013
Other operating (income) expense	$(712)	$(655)
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	—	53

Other operating (income) expense, net	$(712)	$(602)

18. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended March 31,
	2012	2013
Interest income	$3,125	$5,273
Interest expense	(3,559)	(9,938)
Other income (expense)	310	(446)

Other income (expense), net	$(124)	$(5,111)

19. Income taxes

As of December 31, 2012, the Company had unrecognized tax benefits amounting to $21,024, including an amount of $20,871 that, if recognized, would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2013 to March 31, 2013:

Opening Balance at January 1, 2013	$21,024
Increase related to prior year tax positions, including recorded against goodwill	174
Decrease related to prior year tax positions	(39)
Effect of exchange rate changes	62

Closing Balance at March 31, 2013	$21,221

The unrecognized tax benefits as of March 31, 2013 include an amount of $21,070 that, if recognized, would impact the effective tax rate. As of December 31, 2012 and March 31, 2013, the Company has accrued approximately $3,423 and $4,033 respectively, in interest relating to unrecognized tax benefits.

20. Related party transactions

Related party transactions during the year ended December 31, 2012 included transactions with a customer which had a significant interest in the Company. During the year ended December 31, 2012, such interest decreased to less than 5% of the Company’s outstanding shares and therefore such customer is no longer a related party. The Company has also entered into related party transactions with its non-consolidating affiliates and a customer in which one of the Company’s directors has a controlling interest. The Company has entered into related party transactions with an affiliate of significant shareholder of the company. During the three months ended March 31, 2013, the Company acquired the remaining equity in one of its non-consolidating affiliates, which is now a wholly owned subsidiary (refer note 3A(a)).

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Related party transactions (Continued)

The related party transactions can be categorized as follows:

Revenue from services

For the three months ended March 31, 2012, the Company recognized net revenues of $44 from a customer in which one of the Company’s directors has a controlling interest.

For the three months ended March 31, 2012, the Company recognized net revenue of $111 from a customer which has significant interest in the Company.

For the three months ended March 31, 2013, the Company recognized net revenue of $191 from a customer which is an affiliate of significant shareholder of the Company.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included as part of cost of revenue. For the three months ended March 31, 2012 and 2013, cost of revenue, includes an amount of $555 and $420, respectively.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment cost and cost recovery, net, which are included as part of selling, general and administrative expenses. For the three months ended March 31, 2012, and 2013, selling, general and administrative expenses, net of recovery, includes an amount of $108 and $91, respectively.

Investment in equity affiliate

During the three months ended March 31, 2012 and 2013, the Company has made an investment of $205 and $0, respectively, in its non-consolidating affiliates.

21. Commitments and contingencies

Capital commitments

As of December 31, 2012 and March 31, 2013, the Company has committed to spend $3,965 and $2,797, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding Bank guarantees amounting to $13,381 and $13,943 as of December 31, 2012 and March 31, 2013, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the governmental agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

Other commitments

The Company’s business process delivery centers in India are 100% Export Oriented units or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A— “Risk Factors” in this Quarterly Report and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political, economic or business conditions in countries where we have operations or where our clients operate;

•	expected spending on business process management and information technology services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States and Europe;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our ability to maintain pricing and asset utilization rates;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	increases in wages in locations in which we have operations;

•	financing terms, including but not limited to changes in LIBOR;

•	the selling cycle for our client relationships;

•	restrictions on visas for our employees traveling to North America and Europe;

•	our relative dependence on the General Electric Company (GE);

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

•	our ability to retain senior management;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process management and information technology services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation; and

•	unionization of any of our employees.

Although we believe the expectations reflected in the forward-looking statements are reasonable at the time they are made, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Form 10-Q and Form 8-K reports to the SEC.

Overview

We are a global leader in business process management and information technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across their enterprises. We believe our Smart Enterprise Processes (SEP ) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, our 60,000+ professionals around the globe deliver services to more than 700 clients from a network of 70+ delivery centers across 18 countries supporting more than 30 languages.

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

We have approximately 60,200 employees with operations in 18 countries. In the quarter ended March 31, 2013, we had net revenues of $503.8 million, of which 76.8% was from clients other than GE, which we refer to as Global Clients, with the remaining $117.0 million, or 23.2%, of net revenues coming from GE.

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

In March 2013, we acquired the remaining 50% of the outstanding equity interest in NGEN Media Services Private Limited, (“NGEN”) and thereby increased our interest from 50% to 100%, making NGEN a wholly owned subsidiary. We acquired the 50% equity interest for a cash consideration of $0.2 million. The acquisition of NGEN was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As a result of implementing the business combination method of accounting we re-calculated our pre-acquisition membership interest of 50%, which had been accounted for as an equity investment, to reflect its acquisition date fair value and accordingly recognized a loss of $0.005 million in the Consolidated Statements of Income under “equity-method investment activity, net”.

In February 2013, we completed the acquisition of 100% of the outstanding membership interest in Jawood Business Process Solutions, LLC (“Jawood”) and Felix Software Solutions Private Limited (“Felix”), respectively US and India-based providers of business consulting and information technology services to the healthcare payer industry. Cash consideration of $51.0 million and $2.3 million was paid for the acquisition of Jawood and Felix, respectively, subject to adjustment based on closing date net working capital, indebtedness and amount of cash and cash equivalents. Both of these acquisitions (collectively referred to as the “Jawood business”) have been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As part of the acquisition, the total amount paid by us, net of cash acquired amounting to $1.4 million, a holdback amount of $2.0 million pursuant to the share purchase agreement and seller expenses amounting to $1.4 million, amounted to $46.3 million.

The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

Preliminary estimated purchase price	$48.3
Acquisition related costs included in selling, general and administrative expenses as incurred	0.3
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1.4
Current assets	6.5
Tangible fixed assets	0.7
Intangible assets	11.2
Other non-current assets	0.5
Current liabilities	(7.9)
Long term liabilities	(0.1)
Total identifiable net assets acquired	$12.4
Goodwill	35.9
Total	$48.3

In September 2012, we acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited (“Atyati”), a cloud-hosted technology platform provider for the rural banking sector in India, for initial cash consideration of $19.4 million subject to adjustment based on the closing date final working capital amount. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $2.5 million and earn-out consideration (ranging from $0 to $14.4 million based on gross profit for the year ending March 31, 2014) which had an estimated fair value of $1.5 million. As of March 31, 2013, there is no change in the fair value of the earn-out consideration. We paid initial cash consideration at the time of closing net of withholding tax of $17.4 million. The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

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

In August 2012, we acquired 100% of the outstanding equity interest in Triumph Engineering, Corp. and Triumph On-Demand, Inc. (collectively, the “Triumph companies”), U.S.-based providers of engineering services to the aviation, energy, and oil and gas industries, for initial cash consideration of $3.6 million, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $0.4 million and earn-out consideration (ranging from $0 to $4.5 million based on gross profit for the years ending December 31, 2013 and 2014) which had an estimated fair value of $3.3 million. As of March 31, 2013, we re-measured the acquisition date fair value of earn-out consideration at $3.1 million. The initial cash consideration paid to the seller at the time of closing after an estimated adjustment of working capital and closing indebtedness is $1.8 million. The acquisition of Triumph companies was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

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

In April 2012, we acquired 100% of the outstanding equity interest in Accounting Plaza B.V. (“Accounting Plaza”), a provider of finance and accounting, human resources and PeopleSoft ERP services, for cash consideration of $38.7 million subject to adjustments based on transfer of pension funds, underfunding in pension funds and sellers warranty breaches including certain other transactions and transaction costs. As of the date of the consolidated financial statements, the purchase consideration for the acquisition is pending finalization of such adjustments. There are no contingent consideration arrangements in connection with the acquisition. The acquisition of Accounting Plaza was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the preliminary allocation of the preliminary estimated purchase consideration based on the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition:

Purchase consideration	$38.7
Acquisition related costs included in selling, general and administrative expenses	0.4
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1.7
Current assets	11.3
Tangible fixed assets	2.0
Intangible assets	13.1
Deferred tax asset/ (liability), net	(2.7)
Other non-current assets	1.0
Current liabilities	(9.1)
Other liabilities	(4.2)
Total identifiable net assets acquired	$13.1
Goodwill	25.5
Total	$38.7

Divestitures

In February 2013, we completed the sale of Hello Communications (Shanghai) Co. Ltd., a provider of offshore tele-sales and other voice-based support services to telecom carriers and IT/telecom equipment manufacturers, for cash consideration of $1.0 million, resulting in a loss of $0.4 million. This divestiture was carried out in accordance with our strategy to allocate capital and resources to support profitable growth and a higher return on investment. The expected loss on the sale was recorded within other income (expense), net in the Consolidated Statements of Income for the year ended December 31, 2012 and was not materially different from the actual realized loss. The balance of cash and cash equivalents of Hello Communications (Shanghai) Co., Ltd. on the date of sale was $2.0 million, resulting in a net cash outflow of $1.0 million. The results of operations of Hello Communications (Shanghai) Co., Ltd. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

In the quarter ended March 31, 2013, we decided to dispose one of our subsidiaries, Clearbizz B.V, a provider of a range of electronic services including electronic invoicing for the B2B and B2C market, which was acquired as a part of the acquisition of Accounting Plaza. This divestiture was carried out in accordance with our strategy to allocate capital and resources to support profitable growth and a higher return on investment. The estimated loss of $0.7 million on the expected sale of Clearbizz B.V. has been reserved within other income (expense), net in the Consolidated Statements of Income. The results of operations of Clearbizz B.V. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Item 1— “Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table sets forth certain data from our income statement for the three months ended March 31, 2012 and 2013.

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Net revenues—GE	$115.9	$117.0	1.0%
Net revenues—Global Clients	319.6	386.8	21.0%

Total net revenues	435.5	503.8	15.7%

Cost of revenue	265.5	311.7	17.4%
Gross profit	170.0	192.1	13.0%
Gross profit Margin	39.0%	38.1%
Operating expenses
Selling, general and administrative expenses	105.0	113.2	7.8%
Amortization of acquired intangible assets	5.3	5.6	4.9%
Other operating (income) expense, net	(0.7)	(0.6)	(15.4)%

Income from operations	60.4	73.9	22.4%
Income from operations as a percentage of Net revenues	13.9%	14.7%
Foreign exchange (gains) losses, net	3.7	3.4	(7.9)%
Other income (expense), net	(0.1)	(5.1)	4,021.8%

Income before share of equity in loss of affiliates and income tax expense	56.6	65.5	15.6%
Equity in loss of affiliates	—	—	—

Income before income tax expense	56.6	65.5	15.7%
Income tax expense	16.4	17.2	5.4%

Net Income	40.3	48.3	19.9%
Net income attributable to noncontrolling interest	1.7	1.5	(11.7)%

Net income attributable to Genpact Limited shareholders	$38.5	$46.7	21.3%

Net income attributable to Genpact Limited shareholders as a percentage of Net revenues	8.9%	9.3%

“Net revenues-Global Clients” for the quarter ended March 31, 2012 disclosed above includes revenues earned from Carnation Auto, a client in which one of our directors has a controlling interest, and General Atlantic, another client which was a significant shareholder in the Company at that time. “Net revenues-Global Clients” for the current quarter disclosed above includes revenues earned from Carnation Auto, a client in which one of our directors has a controlling interest, and HCA Management Services, L.P., a client which is an affiliate of a significant shareholder of the company. (Refer to note 20 in Part I - Financial Statements)

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net revenues. Our net revenues increased by $68.4 million, or 15.7%, in the three months ended March 31, 2013 to $503.8 million, up from $435.5 million in the three months ended March 31, 2012. Our growth in net revenues was primarily driven by an increase in business process management services for our Global Clients which rose by $52.1 million to $292.3 million in the first quarter of 2013, up from $240.3 million in the first quarter of 2012. The increase in net revenues was primarily driven by existing clients and acquisitions completed after the first quarter of 2012. Our average headcount increased by 10.1% to approximately 59,551 in the first quarter of 2013 from approximately 54,100 in the first quarter of 2012. Our average annualized revenue per employee was approximately $34.5 thousand in the first quarter of 2013, up from approximately $32.2 thousand in the first quarter of 2012.

76.2% of the total net revenues in the current quarter came from business process management services, compared to 76.3% in the first quarter of 2012. Revenues from business process management services grew by 15.5% to $383.9 million in the first quarter of 2013 from $332.5 million in the first quarter of 2012, led by growth in revenues from Global Clients. Revenues from our information technology business increased by $16.9 million, or 16.4%, in the first quarter of 2013 compared to the first quarter of 2012, primarily driven by growth in information technology services for Global Clients, including revenues from the acquisition of the Jawood business. As a percentage of net revenues, revenue from our information technology business was 23.8% in the first quarter of 2013, compared to 23.7% in the first quarter of 2012.

Net revenues from Global Clients increased by $67.2 million, or 21.0%, compared to the first quarter of 2012. $34.8 million, or 52.0%, of the increase in net revenues from Global Clients was from clients in the Banking, Financial Services and Insurance industries. $25.0 million, or 32.9%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, hospitality, pharmaceutical, and healthcare industries, including revenues from the acquisition of the Jawood business.

Net revenues from GE increased by $1.2 million, or 1.0%, to $117.0 million. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2012, revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Clients revenues post divestiture.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Three Months Ended March 31,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Personnel expenses	$185.6	$218.4	17.7%
Operational expenses	68.0	81.4	19.8%
Depreciation and amortization	11.9	11.8	(0.8)%

Cost of revenue	$265.5	$311.7	17.4%

Cost of revenue as a percentage of total net revenues	61.0%	61.9%

Cost of revenue increased by $46.3 million, or 17.4%. This increase in cost of revenue was attributable to higher personnel and operational expenses. The increase relates to the general growth of our business and acquisitions completed after April 1, 2012. This increase was offset by higher depreciation of the Indian rupee in the first quarter of 2013 compared to the first quarter of 2012.

Approximately 45% of the increase in cost of revenue relates to acquisitions completed after April 1, 2012. $5.6 million, or 12.2%, of the increase in cost of revenue relates to higher facility and infrastructure-related expenses and business-related travel. The remaining increase in cost of revenue was due to an increase in personnel expenses as a result of increased headcount and wage inflation in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a result, our cost of revenue as a percentage of net revenues increased from 61.0% in the first quarter of 2012 to 61.9% in the first quarter of 2013.

Personnel expenses. The largest component of the increase in cost of revenue was personnel expenses, which increased by $32.9 million, or 17.7%. Approximately 41% of the increase in personnel expenses relates to the acquisitions completed after April 1, 2012. Our average operational headcount, other than related to acquisitions, increased by approximately 4,200 employees in the current quarter compared to an increase of 4,300 in the same quarter of last year. As a result, personnel expenses as a percentage of net revenues increased from 42.6% in the first quarter of 2012 to 43.4% in the current quarter.

Operational expenses. Operational expenses increased by $13.5 million, or 19.8%. Approximately 50% of the increase in operational expenses was due to the acquisitions completed after April 1, 2012. Additionally, there was an expense of $3.4 million attributable to higher facility and infrastructure costs as a result of opening new delivery centers in India, Romania, the US, Brazil and Colombia. In addition, a marginal increase in operational expenses was due to the expansion of existing sites. The balance of the increase can be attributed to foreign exchange volatility, general inflation and business-related travel expenses. As a result, operational expenses as a percentage of net revenues increased from 15.6% in the first quarter of 2012 to 16.2% in the current quarter.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of cost of revenue decreased by $0.1 million, or 0.8%. This decrease was primarily due to the depreciation of the Indian rupee against the U.S. dollar in the first quarter of 2013 compared to the first quarter of 2012. This decrease was partially offset by the acquisitions completed after April 1, 2012 and the opening of new delivery centers mentioned above. As a result, as a percentage of net revenues, depreciation and amortization expenses decreased from 2.7% in the first quarter of 2012 to 2.4% in the current quarter.

As a result of the foregoing, our gross profit increased by $22.1 million, or 13.0%, while our gross margin decreased marginally from 39.0% in the first quarter of 2012 to 38.1% in the current quarter.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Three Months Ended March 31,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Personnel expenses	$70.9	$82.1	15.8%
Operational expenses	31.9	29.0	(9.3)%
Depreciation and amortization	2.1	2.1	0.3%

Selling, general and administrative expenses	$105.0	$113.2	7.8%

SG&A as a percentage of total net revenues	24.1%	22.5%

Selling, general and administrative expenses, or SG&A expenses, increased by $8.2 million, or 7.8%. $5.0 million, or 61.2%, of the increase in selling, general and administrative expenses relates to the acquisitions completed after April 1, 2012. The balance of the increase in selling, general and administrative expenses was due to hiring sales people for business development in our targeted vertical markets—primarily life sciences, healthcare and insurance—along with the effect of wage inflation. This increase in expenses was partially offset by a reduction in travel costs, especially on internal business meetings, and reduced expenses in areas such as legal and tax advisory services. As a result, as a percentage of net revenues, SG&A expenses decreased from 24.1% in the first quarter of 2012 to 22.5% in the current quarter.

Personnel expenses. Personnel expenses increased by $11.2 million, or 15.8%. 27.6% of this increase was on account of the acquisitions completed after April 1, 2012. The balance of the increase was on account of our continued focus on our sales and domain experts to support growth and overall wage inflation. This increase was partially offset by a lower stock-based compensation expense of $4.9 million in the current quarter compared to $5.6 million in the same quarter last year. The increase in personnel expenses was also offset by the depreciation of the Indian rupee in the current quarter compared to the same quarter last year. As a percentage of net revenues, personnel expenses were the same as in the first quarter of 2012.

Operational expenses. The operational expenses component of SG&A expenses decreased by $3.0 million, or 9.3%. This decrease was in spite of the acquisitions completed after April 1, 2012, which contributed $1.4 million to operational expenses. In addition, the increase in operational expenses is a result of the new delivery centers mentioned above, expansion of existing sites, and a reserve for doubtful debts of $1.5 million created in the current quarter with respect to a government client in China with an aged outstanding balance. These increases in operational expenses were more than offset by reduced travel costs, especially for internal business meetings, and reduced expenses in areas such as legal and tax advisory services. As a result of the foregoing factors, operational expenses as a percentage of net revenues decreased from 7.3% in the first quarter of 2012 to 5.7% in the current quarter.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of SG&A expenses were $2.1 million in the first quarter of 2013, unchanged from the first quarter of 2012. The acquisitions completed after April 1, 2012 resulted in a $0.6 million increase in depreciation and amortization expenses. This increase was offset by the depreciation of the Indian rupee in the current quarter compared to the same quarter last year.

Amortization of acquired intangibles. In the first quarters of 2012 and 2013, we continued to incur non-cash charges of $5.3 million and $5.6 million, respectively. The acquisitions completed since April 1, 2012 resulted in the amortization of $0.9 million, which was offset by a $1.07 million decline in the amortization of acquired intangibles resulting from the 2004 reorganization when we began operating as an independent company. The balance of the increase is a result of higher amortization of intangibles acquired prior to 2012 (including intangibles attributable to our Headstrong acquisition) in the current quarter compared to the first quarter of 2012. In each case, the amortization was consistent with the applicable amortization method and estimated useful life.

Other operating (income) expense, net. Other operating income consists primarily of income from shared services with GE for the use of our delivery centers and certain support functions that GE manages and operates with its own employees. Other operating income marginally decreased to $0.6 million in the current quarter compared to $0.7 million in the same quarter last year due to lower usage.

Income from operations. As a result of the foregoing factors, income from operations increased by $13.5 million to $73.9 million in the current quarter. As a percentage of net revenues, income from operations increased from 13.9% in the first quarter of 2012 to 14.7% in the current quarter.

Foreign exchange (gains) losses, net. We recorded a foreign exchange loss of $3.4 million in the current quarter compared to $3.7 million in the same quarter last year, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting primarily from the depreciation of the Indian rupee against the U.S. dollar in the current quarter compared to the same quarter last year.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Interest income	$3.1	$5.3	68.7%
Interest expense	(3.6)	(9.9)	179.2%
Other income	0.3	(0.4)	(243.9)%

Other income (expense), net	$(0.1)	$(5.1)	4,021.8%

Other income (expense), net as a percentage of total net revenues	0.0%	(1.0)%

We recorded interest and other expense, net of interest and other income, of $5.1 million in the current quarter compared to interest and other income, net of interest expense, of $0.1 million in the same quarter last year. The higher interest income is mainly on account of higher deposits placed in India during the current quarter compared to the same quarter last year. In addition, the increase in interest expense was primarily driven by higher interest expense of $6.3 million due to higher borrowings under the credit facility obtained in August 2012. Further, as a result of borrowings under our new credit facility, our weighted average rate of interest with respect to outstanding debt increased from 2.2% in the first quarter of 2012 to 4.2% in the current quarter.

Income before equity method investment activity, net, and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net, and income tax expenses increased by $8.8 million. As a percentage of net revenues, income before equity method investment activity, net, and income tax remained unchanged at 13.0% compared to the first quarter of 2012.

Equity method investment activity, net. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia. In March 2013, we acquired the remaining equity interest in NGEN. Refer to the note titled “Acquisitions” in Part II, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $8.9 million. As a percentage of net revenues, income before income tax expense was 13.0%, unchanged from the first quarter of 2012.

Income tax expense. Our income tax expense increased from $16.4 million in the first quarter of 2012 to $17.2 million in the current quarter, representing an effective tax rate of 27.0% in the current quarter, down from 29.8% in the first quarter of 2012. The decrease in our effective tax rate is primarily driven by costs accrued in the first quarter of 2012 related to the 2012 Recapitalization that were non-deductible for tax purposes and higher growth in tax-exempt and low-tax jurisdictions.

Net income. As a result of the foregoing factors, net income increased by $8.0 million from $40.3 million in the first quarter of 2012 to $48.3 million in the current quarter. As a percentage of net revenues, our net income increased from 9.2% of net revenues in the first quarter of 2012 to 9.6% of net revenues in the first quarter of 2013.

Net income attributable to noncontrolling interest. The noncontrolling interest was primarily due to the acquisition of E-Transparent B.V., or ICE, and the noncontrolling shareholders’ interest in the operation of Hello Communications (Shanghai) Co., Ltd. This represents the profits or losses associated with the noncontrolling interest in those operations. The net income attributable to noncontrolling interest decreased from $1.7 million in the first quarter of 2012 to $1.5 million in the current quarter. This decrease is primarily driven by the divestiture of Hello Communications (Shanghai) Co., Ltd in the first quarter of 2013 described in note 3B in Item 1 – Financial Statements.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $8.2 million from $38.5 million in the first quarter of 2012 to $46.7 million in the current quarter. As a percentage of net revenues, our net income increased from 8.9% of net revenues in the first quarter of 2012 to 9.3% of net revenues in the current quarter.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2012 and March 31, 2013 is presented below:

	As of December 31,	As of March 31,	Percentage Change
	2012	2013	Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$459.2	$474.6	3.3%
Short term deposits	18.3	18.4	0.4%
Short-term borrowings	80.0	115.0	43.8%
Long-term debt due within one year	5.0	5.0	0.1%
Long-term debt other than the current portion	656.9	655.6	(0.2)%
Genpact Limited total shareholders’ equity	$1,168.4	$1,256.1	7.5%

Financial Condition

We finance our operations and expansion with cash from operations and short-term borrowing facilities.

In August 2012, the Company obtained credit facilities aggregating $925.0 million from a consortium of financial institutions to finance the repayment of the balance outstanding under the previous existing credit facility of $380.0 million, to fund a portion of the special cash dividend, and for general corporate purposes, including working capital requirements. The credit agreement provides for a term loan of $675.0 million and a revolving credit facility of $250.0 million.

Our cash and cash equivalents were $474.6 million as of March 31, 2013, up from $459.2 million as of December 31, 2012. Our cash and cash equivalents as of March 31, 2013 were comprised of (a) $150.1 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements and (b) $324.5 million in deposits with banks to be used for medium-term planned expenditures and capital requirements.

As of March 31, 2013, $472.6 million of the $474.6 million of cash and cash equivalents was held by our non-Bermuda subsidiaries and branch offices. We intend to either permanently reinvest $457.6 million of the cash held by our non-Bermuda subsidiaries or repatriate it in a tax-free manner. We have accrued taxes on the remaining cash of $15 million held by one of our foreign subsidiaries. The amount of cash to be permanently reinvested in our foreign subsidiaries and to be repatriated in a tax-free manner is not ascertainable.

We expect that in the future our cash from operations, cash reserves and unused capacity under our credit facility will be sufficient to finance our operations as well as our growth and expansion. Our working capital needs are primarily to finance our payroll and other related administrative and information technology expenses in advance of the receipt of accounts receivable. Our capital requirements include the opening of new delivery centers and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,		Percentage Change
	2012	2013	Increase/(Decrease)
	(dollars in millions)
Net cash provided by (used in)
Operating activities	$4.9	$31.5	542.5%
Investing activities	(28.0)	(61.7)	(120.5)%
Financing activities	(0.5)	43.9	8,619.4%

Net increase (decrease) in cash and cash equivalents	$(23.6)	$13.8	158.3%

Cash flows from operating activities. Our net cash generated from operating activities was $31.5 million, up from $4.9 million in the first quarter of 2012. Our net income adjusted for amortization, depreciation and other non-cash items increased by $10.9 million resulting in increased cash flow from operations. During the first quarter of 2012, the increase of $33.0 million in accounts receivable was related to a non-recurring payment owed by one of our clients for certain contractual obligations, including upgrading facilities, infrastructure and technology used to service that client’s processes, which was offset by a corresponding increase in other liabilities of $33.0 million for the same items. Further, our cash flow improved by $5.5 million in the first quarter of 2013 due to a lower decrease in liabilities compared to the first quarter of 2012 primarily driven by higher advances from customers for our services and a part of annual bonuses to be paid later in the year. The balance of $10.2 million of the increase in cash flows resulted from a lower increase in other assets compared to the first quarter of 2012 primarily driven by security deposits for new facilities in India and contract acquisition payments for certain significant customers in the first quarter of 2012 compared to recoveries of advances and deposits in the first quarter of 2013.

Cash flows from investing activities. Our net cash used for investing activities was $61.7 million in the current quarter, up from $28.0 million in the same quarter last year. This increase was primarily due to the payment of $46.1 million, net of cash acquired, for the acquisitions of the Jawood business and NGEN in the current quarter. No acquisitions were made in the same quarter last year. The increase in net cash used for investing activities in the current quarter compared to the three months ended March 31, 2012 was partially offset by lower payments for purchases of property, plant and equipment (net of sale proceeds) of $14.6 million in the current quarter, down from $21.9 million in the same quarter last year.

Cash flows from financing activities. Our net cash provided by financing activities was $43.9 million in the current quarter, up from net cash used by financing activities of $0.5 million in the same quarter last year. This increase was primarily due to the drawdown of fund and non-fund based revolving credit facilities in the current quarter of $35.0 million to finance in part the acquisition of the Jawood business compared to a repayment of $1.0 million in the same quarter last year. The balance of the increase was a result of the proceeds received from the issuance of common shares under our stock-based compensation plans, amounting to $16.1 million in the current quarter, up from $2.3 million in the same quarter last year. This increase was partially offset by the repayment of long-term debt and payments made for net settlement of stock-based compensation plans, amounting to $1.7 million and $3.1 million, respectively, in the current quarter. No such repayments of long-term debt or payments for net settlement of stock-based compensation plans were made in the same quarter last year.

Financing Arrangements (Credit Facility)

Total long-term debt excluding capital lease obligations was $660.6 million as of March 31, 2013, compared to $661.9 million as of December 31, 2012. The decrease in long-term debt is on account of the repayment of 0.25% of the principal amount of $675.0 million and a debt amortization expense of $0.4 million during the current quarter. The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 4.2% for the current quarter, up from 2.2% for the same quarter last year. In addition, we must comply with certain covenants pertaining to our leverage ratio. For the quarter ended March 31, 2013, we are in compliance with all of the covenants and undertakings described above.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of March 31, 2013, short-term credit facilities available to the Company aggregated $250.0 million, which are governed by the same agreement as our new long-term debt facility. As of March 31, 2013, a total of $122.4 million was utilized, representing a funded drawdown of $115.0 million and non-funded drawdown of $7.4 million.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short- term borrowings	$115.0	$115.0	$—	$—	$—
Long-term debt	660.6	5.0	8.7	10.1	636.9
Capital leases	4.3	1.5	2.2	0.7	—
Operating leases	167.8	39.4	60.2	49.6	18.6
Purchase obligations	10.8	10.8	—	—	—
Capital commitments net of advances	2.8	2.8	—	—	—
Contingent consideration	22.6	6.3	16.3	—	—
Other long-term liabilities	163.4	61.9	88.7	12.8	—

Total contractual cash obligations	$1,147.3	$242.6	$176.1	$73.1	$655.5

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 and the other information set forth below and elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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

The Government of India had served notice on the Company about its potential liability, as a representative assesse of GE, for Indian tax upon GE’s 2004 transfer of shares of a predecessor of the Company. GE challenged the positions of the Government of India in the Delhi High Court, naming Genpact India (one of our subsidiaries) as a necessary party but without seeking relief against Genpact India. We believe that if Indian tax were due upon that transfer, it could not be successfully asserted against us as a representative assesse. Moreover, GE is obligated to indemnify us for any tax on its 2004 transfer of shares. On August 12, 2011, the Delhi High Court ruled that Genpact India cannot be held to be a representative assesse in this transaction. The tax authorities have filed an appeal with the Supreme Court of India against this ruling, which is pending.

In respect of certain of our transactions, including our acquisitions (which included our subsidiaries organized under Indian law or owning assets located there), internal reorganizations, the sale of our shares in our public offerings or otherwise by our existing significant shareholders, the Indian tax authorities may argue that Indian tax is chargeable in as much as the indirect transfer of Indian subsidiaries are involved in such transactions and may seek to impose tax on us directly or as a withholding agent or representative assesse of the sellers.

In 2012, the Government of India enacted legislation purporting to clarify the intent of existing tax law (and hence the law applicable in prior periods) to tax “all income accruing or arising, whether directly or indirectly, through or from any business connection in India, or through or from any property in India, or through or from any asset or source of income in India, or through the transfer of a capital asset situate in India”. The legislation, which we refer to as the Indirect Transfer Rule, also provides that an “asset or a capital asset being any share or interest in a company or entity registered or incorporated outside India shall be deemed to be situated in India, if the share or interest derives, directly or indirectly, its value substantially from the assets located in India”. “Substantially” has not been defined for purposes of the Indirect Transfer Rule. Public commentary on the legislation, including statements by various officials of the Government of India, has suggested that the legislation was intended to allow for the taxation of indirect transfer of shares in an Indian company, possibly with retrospective effect. The full implications and scope of this legislation, and how its provisions will be interpreted and applied are presently unclear, but arguably could apply to certain transactions involving the Company as noted above.

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

Furthermore, the Governments of India, the United States or other jurisdictions could enact new tax legislation, including anti-avoidance provisions, which would have a material adverse effect on our business, results of operations and financial condition. In 2012, the Indian government enacted anti-avoidance provisions, which are now proposed to be implemented with effect from April 1, 2015 onwards. More recently, the Indian government has proposed changes to taxation on distributions from Indian companies. The full implications, scope and applicability of the new anti-avoidance provisions and proposed distribution tax changes, if implemented, are presently unclear. Our ability to repatriate surplus earnings from our delivery centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate or the cost of our services to our clients, or impose additional levels of tax upon us, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and March 31, 2013, (iv) Consolidated Statements of Equity for the three months ended March 31, 2012 and March 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2013, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2013

GENPACT LIMITED

By: /s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By: /s/ MOHIT BHATIA
Mohit Bhatia
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and March 31, 2013, (iv) Consolidated Statements of Equity for the three months ended March 31, 2012 and March 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2013, and (vi) Notes to the Consolidated Financial Statements.