Form 10-Q
period 2013-06-30
Genpact LTD
filed 2013-08-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2013

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of July 31, 2013 was 229,587,199.

Item 1. Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2012	As of June 30, 2013
Assets
Current assets
Cash and cash equivalents	4	$459,228	$519,127
Accounts receivable, net	5	451,960	474,702
Accounts receivable from related party, net	5, 20	29	63
Short term deposits		18,292	16,791
Deferred tax assets	19	48,489	53,774
Prepaid expenses and other current assets		150,769	178,159

Total current assets		$1,128,767	$1,242,616
Property, plant and equipment, net	8	200,362	180,606
Deferred tax assets	19	91,383	96,187
Investment in equity affiliates	20	416	334
Customer-related intangible assets, net	9	84,748	83,190
Marketing-related intangible assets, net	9	21,585	22,136
Other intangible assets, net	9	6,054	6,461
Goodwill	9	956,064	962,933
Other assets		116,548	105,866

Total assets		$2,605,927	$2,700,329

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2012	As of June 30, 2013
Liabilities and equity
Current liabilities
Short-term borrowings	13	$80,000	$115,000
Current portion of long-term debt	14	4,982	4,250
Current portion of capital lease obligations		1,301	1,379
Accounts payable		18,652	13,915
Income taxes payable	19	22,304	41,065
Deferred tax liabilities	19	538	379
Accrued expenses and other current liabilities		390,041	386,026

Total current liabilities		$517,818	$562,014
Long-term debt, less current portion	14	656,879	655,726
Capital lease obligations, less current portion		2,533	2,784
Deferred tax liabilities	19	6,068	6,046
Other liabilities		250,848	277,137

Total liabilities		$1,434,146	$1,503,707

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 225,480,172 and 229,513,754 issued and outstanding as of December 31, 2012 and June 30, 2013, respectively		2,253	2,294
Additional paid-in capital		1,202,448	1,238,983
Retained earnings		281,982	392,595
Accumulated other comprehensive income (loss)		(318,272)	(439,458)

Genpact Limited shareholders’ equity		$1,168,411	$1,194,414
Noncontrolling interest		3,370	2,208

Total equity		$1,171,781	$1,196,622
Commitments and contingencies	21

Total liabilities and equity		$2,605,927	$2,700,329

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2012	2013	2012	2013
Net revenues
Net revenues from services – others		$467,469	$534,614	902,793	1,038,271
Net revenues from services – related party	20	162	190	317	381

Total net revenues		467,631	534,804	903,110	1,038,652

Cost of revenue
Services	15, 20	285,222	332,714	550,687	644,440

Total cost of revenue		285,222	332,714	550,687	644,440

Gross profit		$182,409	$202,090	352,423	394,212
Operating expenses:
Selling, general and administrative expenses	16, 20	114,253	118,403	219,258	231,627
Amortization of acquired intangible assets	9	5,790	6,185	11,080	11,736
Other operating (income) expense, net	17	(801)	(486)	(1,513)	(1,088)

Income from operations		$63,167	$77,988	123,598	151,937

Foreign exchange (gains) losses, net		(21,977)	(17,184)	(18,306)	(13,802)
Other income (expense), net	18	(699)	(10,539)	(823)	(15,650)

Income before Equity-method investment activity, net and income tax expense		$84,445	$84,633	141,081	150,089
Equity-method investment activity, net		13	(63)	26	(107)

Income before income tax expense		$84,432	$84,696	141,055	150,196
Income tax expense	19	21,633	19,234	38,000	36,482

Net Income		$62,799	$65,462	103,055	113,714
Net income attributable to noncontrolling interest		1,699	1,586	3,415	3,101

Net income attributable to Genpact Limited shareholders		$61,100	$63,876	99,640	110,613

Net income available to Genpact Limited common shareholders	12	$61,100	$63,876	99,640	110,613
Earnings per common share attributable to Genpact Limited common shareholders	12
Basic		$0.27	$0.28	0.45	0.48
Diluted		$0.27	$0.27	0.44	0.47
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		223,182,251	229,237,503	222,996,243	228,232,364
Diluted		227,880,427	235,329,303	227,676,670	234,475,027

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended June 30,				Six months ended June 30,
	2012		2013		2012		2013
	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest
Net Income	61,100	1,699	63,876	1,586	99,640	3,415	110,613	3,101
Other comprehensive income:
Currency translation adjustments	(108,619)	(136)	(93,571)	47	(65,464)	(99)	(91,738)	34
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(77,768)	—	(48,978)	—	(33,241)	—	(29,448)	—

Other comprehensive income (loss)	(186,387)	(136)	(142,549)	47	(98,705)	(99)	(121,186)	34

Comprehensive income (loss)	(125,287)	1,563	(78,673)	1,633	935	3,316	(10,573)	3,135

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2012	222,347,968	$2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683
Issuance of common shares on exercise of options (Note 11)	375,088	4	3,146	—	—	—	3,150
Issuance of common shares under the employee stock purchase plan (Note 11)	44,916	—	638	—	—	—	638
Net settlement on vesting of restricted share units (Note 11)	229,100	2	(1,411)	—	—	—	(1,409)
Distribution to noncontrolling interest	—	—	—	—	—	(2,762)	(2,762)
Stock-based compensation expense (Note 11)	—	—	17,243	—	—	—	17,243
Comprehensive income:
Net income	—	—	—	99,640	—	3,415	103,055
Other comprehensive income	—	—	—	—	(98,705)	(99)	(98,804)

Balance as of June 30, 2012	222,997,072	$2,228	$1,165,819	$705,026	$(419,458)	$3,179	$1,456,794

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2013	225,480,172	$2,253	$1,202,448	$281,982	$(318,272)	$3,370	$1,171,781
Issuance of common shares on exercise of options (Note 11)	3,184,358	32	26,548	—	—	—	26,580
Issuance of common shares under the employee stock purchase plan (Note 11)	53,671	1	897	—	—	—	898
Net settlement on vesting of restricted share units (Note 11)	299,441	3	(5,129)	—	—	—	(5,126)
Net settlement on vesting of performance units (Note 11)	496,112	5	(2,400)	—	—	—	(2,395)
Disposition of noncontrolling interest	—	—	—	—	—	(1,055)	(1,055)
Distribution to noncontrolling interest	—	—	—	—	—	(3,242)	(3,242)
Stock-based compensation expense (Note 11)	—	—	16,619	—	—	—	16,619
Comprehensive income:
Net income	—	—	—	110,613	—	3,101	113,714
Other comprehensive income	—	—	—	—	(121,186)	34	(121,152)

Balance as of June 30, 2013	229,513,754	$2,294	$1,238,983	$392,595	$(439,458)	$2,208	$1,196,622

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2013
Operating activities
Net income attributable to Genpact Limited shareholders	$99,640	$110,613
Net income attributable to noncontrolling interest	3,415	3,101

Net income	$103,055	$113,714

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	28,145	27,318
Amortization of debt issue costs (including loss on extinguishment of debt)	1,307	4,392
Amortization of acquired intangible assets	11,118	11,736
Reserve for doubtful receivables	(151)	5,070
Reserve for mortgage loans	107	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(18,962)	(14,067)
Equity-method investment activity, net	26	(107)
Stock-based compensation expense	17,243	16,619
Deferred income taxes	(8,728)	1,589
Others, net	90	6,087
Change in operating assets and liabilities:
Increase in accounts receivable	(16,791)	(25,492)
Increase in other assets	(36,308)	(25,385)
Decrease in accounts payable	(5,076)	(3,060)
Decrease in accrued expenses and other current liabilities	(1,321)	(33,809)
Increase in income taxes payable	30,611	18,826
Increase in other liabilities	27,707	4,244

Net cash provided by operating activities	$132,072	$107,675

Investing activities
Purchase of property, plant and equipment	(41,602)	(25,635)
Proceeds from sale of property, plant and equipment	283	283
Investment in affiliates	(205)	—
Short term deposits placed	(26,493)	(36,769)
Redemption of short term deposits	20,410	36,769
Payment for business acquisitions, net of cash acquired	(36,927)	(46,134)
Proceeds from divestiture of business, net of cash divested (refer note 3C(a))	—	(1,049)

Net cash used for investing activities	$(84,534)	$(72,535)

Financing activities
Repayment of capital lease obligations	(1,162)	(874)
Proceeds from long-term debt	—	121,410
Repayment of long-term debt	(15,000)	(119,723)
Proceeds from Short-term borrowings	—	35,000
Repayment of Short-term borrowings	(1,000)	—
Proceeds from issuance of common shares under stock based compensation plans	3,788	27,478
Payment for net settlement of stock based awards	(1,409)	(7,521)
Payment of earn-out consideration	—	(2,993)
Cost incurred in relation to debt amendment and refinancing	—	(7,908)
Distribution to noncontrolling interest	(2,762)	(3,242)

Net cash provided by (used for) financing activities	$(17,545)	$41,627

Effect of exchange rate changes	(1,703)	(16,868)
Net increase in cash and cash equivalents	29,993	76,767
Cash and cash equivalents at the beginning of the period	408,020	459,228

Cash and cash equivalents at the end of the period	$436,310	$519,127

Supplementary information
Cash paid during the period for interest	$4,212	$18,474
Cash paid during the period for income taxes	$40,266	$38,909
Property, plant and equipment acquired under capital lease obligation	$1,178	$1,385

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

Nature of Operations

The Company is a global leader in business process management and technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help its clients drive intelligence across the enterprise. The Company believes that its Smart Enterprise Processes (SEPSM) framework, its unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. The Company’s Smart Decision Services deliver valuable business insights to its clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, the Company also offers a wide range of technology services. Driven by a passion for process innovation and operational excellence built on its Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, its 60,000+ professionals around the globe deliver services to more than 700 clients from a network of 68 delivery centers across 18 countries supporting more than 30 languages.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (“GE”). On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization”, GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders each sold 17,647,059 common shares. On March 24, 2010, the Company completed a secondary offering of its common shares pursuant to which GE’s shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder, although it continued to be a related party. During the year ended December 31, 2012, GE’s shareholding subsequently declined to less than 5.0%, as a result of which GE is no longer considered a related party.

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

On August 30, 2012, the Company terminated its existing credit facility of $380,000 and entered into a new credit facility of $925,000, to repay the previous existing credit facility, fund a portion of the special cash dividend, pay fees and expenses in connection with the foregoing and to provide for general corporate purposes of the Company, including working capital requirements. Net proceeds from the credit facility along with cash on hand were partially used to fund the dividend payment of $2.24 per share, or $501,620 in the aggregate, which was paid on all issued and outstanding common shares. In accordance with the terms of the Company’s stock-based compensation plans, in order to preserve the value of stock-based awards outstanding as of the record date, the Company reduced the exercise price per share of each outstanding stock option award and increased the number of shares in relation to all outstanding stock-based awards as of the record date of the special cash dividend. This transaction, together with other related transactions, is referred to as the “2012 Recapitalization”. In June 2013, the Company amended its credit facility with the consortium of financial institutions as explained in Note 14.

The Company incurred expenses of approximately $23,464 for the 2012 Recapitalization excluding the fees associated with the previous existing credit facility and the new credit facility. Out of the total expenses of $23,464, $6,237 was incurred and recorded as a part of “selling, general and administrative expenses” in the Consolidated Statements of Income for the year ended December 31, 2012. The balance of the total expenses of approximately $17,227 relating to the share purchase transaction were incurred and accrued as of December 31, 2012 and reported as a part of “other income (expense), net” in the Consolidated Statements of Income for the year ended December 31, 2012. GA and OH, collectively, reimbursed $17,000 of the $17,227 to the Company on October 25, 2012 at the closing of the share purchase transaction in accordance with the letter agreement among the Company, GA and OH. This reimbursement was recorded as a part of “other income (expense), net” in the Consolidated Statements of Income for the year ended December 31, 2012.

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

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the carrying amount of property, plant and equipment, intangibles and goodwill, the reserve for doubtful receivables, the valuation allowance for deferred tax assets, the valuation of derivative financial instruments, the measurements of stock-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the consolidated financial statements.

(c) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under Selling, General and Administrative Expenses.

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

Intangible assets acquired individually or with a group of other assets or in a business combination are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	1 – 14 years
Marketing-related intangible assets	1 – 10 years
Contract-related intangible assets	1 year
Other intangible assets	3 – 9 years

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the credit worthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of customers. GE accounted for 30% and 26% of receivables as of December 31, 2012 and June 30, 2013, respectively. GE accounted for 27% and 23% of revenues for the six months and three months ended June 30, 2012 and 2013, respectively.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The following recently released accounting standard has been adopted by the Company and certain disclosures in the consolidated financial statements and notes to the consolidated financial statements have been modified accordingly. Adoption of this standard did not have a material impact on the consolidated results of operations, cash flows, financial position or disclosures:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures

A.	Acquisitions

(a)	NGEN Media Services Private Limited

On March 28, 2013, the Company acquired the remaining 50% of the outstanding equity interest in NGEN Media Services Private Limited, a private limited company organized under the laws of India (“NGEN”), and thereby increased its interest from 50% to 100%, providing the Company control over NGEN as a wholly owned subsidiary. NGEN is engaged in the business of media services outsourcing.

The Company acquired the remaining 50% equity interest for cash consideration of $158. There are no contingent consideration arrangements in connection with the acquisition. The Company previously accounted for its 50% interest in NGEN as an equity method investment. The Company re-measured this equity interest to fair value at the acquisition date and recognized a loss of $5 in the Consolidated Statements of Income under “equity-method investment activity, net”.

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

Preliminary estimated purchase price	$48,286
Acquisition related costs included in selling, general and administrative expenses	310
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,364
Current assets	6,477
Tangible fixed assets	704
Intangible assets	11,200
Other non-current assets	548
Current liabilities	(7,866)
Long term liabilities	(56)
Total identifiable net assets acquired	$12,371
Goodwill	35,915
Total	$48,286

As of the date of these financial statements, the purchase consideration is pending final adjustment for closing date net working capital, indebtedness and cash in accordance with the terms of the acquisition agreement and may result in a corresponding adjustment to goodwill during the measurement period. The measurement period will not exceed one year from the acquisition date. The total amount paid by the Company to acquire the Jawood business, net of cash acquired of $1,364, a holdback amount of $2,000 pursuant to the acquisition agreement, and seller expenses amounting to $1,379, is $46,301.

Goodwill representing the excess of the preliminary estimated purchase price over the net assets acquired is deductible for tax purposes to the extent of $33,830, and has been allocated to the India reporting unit. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the expected pattern in which the economic benefits of the intangible assets will be consumed or otherwise realized. The value and estimated useful lives of the intangible assets are follows:

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

On September 4, 2012, the Company acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited, an Indian private limited company (“Atyati”), a cloud-hosted technology platform provider for the rural banking sector in India. This acquisition gives the Company a platform-based banking solution for the rural and semi-rural consumer market.

The Company acquired Atyati for an initial cash consideration of $19,368 subject to adjustment based on the closing date final working capital amount. The acquisition agreement also provided for additional deferred consideration which had a discounted value of $2,539 and earn-out consideration (ranging from $0 to $14,372 based on gross profit for the year ending March 31, 2014) which had an estimated fair value of $1,487.

As of the date of these financial statements, the purchase consideration for the acquisition is pending adjustment for the final working capital amount and may result in a corresponding adjustment to goodwill during the measurement period. The measurement period will not exceed one year from the acquisition date. Pursuant to the terms of the acquisition agreement with the sellers, the preliminary estimated purchase consideration is comprised of the following:

Cash consideration	$19,368
Acquisition date discounted value of deferred consideration	2,539
Acquisition date fair value of earn-out consideration	1,487
Estimated working capital adjustment	—
Total preliminary estimated purchase price	$23,394

During the period ended June 30, 2013, the Company recorded a measurement period adjustment which resulted in a decrease in the deferred tax asset of $827, an increase in other non-current assets of $194 and an increase in goodwill of $633. The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and, thus, were recorded in the consolidated balance sheet as of June 30, 2013.

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

Preliminary estimated purchase price	$23,394
Acquisition related costs included in selling, general and administrative expenses	164
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$2,000
Current assets	5,265
Tangible fixed assets	426
Intangible assets	8,767
Deferred tax asset/ (liability), net	(2,557)
Other non-current assets	369
Current liabilities	(3,424)
Short term borrowings	(654)
Other liabilities	(737)
Total identifiable net assets acquired	$9,455
Goodwill	13,939
Total	$23,394

Goodwill recorded in connection with the Atyati acquisition amounted to $13,939, representing the excess of the preliminary estimated purchase price over the net assets (including deferred taxes) acquired, has been allocated to the India reporting unit and is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

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

(d)	Triumph Engineering, Corp. and Triumph On-Demand, Inc.

On August 17, 2012, the Company acquired 100% of the outstanding equity interest in Triumph Engineering, Corp. and Triumph On-Demand Inc., both Ohio corporations (collectively the “Triumph Companies”). The Triumph Companies are U.S. based Providers of engineering services to the aviation, energy, and oil and gas industries. This acquisition provides the Company with capabilities in the engineering services space.

The Company acquired the Triumph Companies for initial cash consideration of $3,600, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement provided for additional deferred consideration which had a discounted value of $379, and earn-out consideration (ranging from $0 to $4,500 based on gross profit for the years ending December 31, 2013 and 2014) which had an estimated fair value of $3,256.

Pursuant to the terms of the acquisition agreement with the seller, the purchase consideration is comprised of the following:

Cash consideration	$3,600
Acquisition date fair value of deferred consideration	379
Acquisition date fair value of earn-out consideration	3,256
Working capital adjustment	(848)
Closing indebtedness adjustment	(941)
Total purchase price	$5,446

During the period ended June 30, 2013, the Company recorded a measurement period adjustment which resulted in a decrease in the purchase consideration of $13 with a corresponding change to goodwill.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of the Triumph Companies were recorded at fair value at the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Purchase price	$5,446
Acquisition related costs included in selling, general and administrative expenses	134
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$312
Current assets	1,708
Tangible fixed assets	175
Intangible assets	382
Deferred tax asset/ (liability), net	(565)
Current liabilities	(720)
Short term borrowing	(350)
Total identifiable net assets acquired	$942
Goodwill	4,504
Total	$5,446

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

Goodwill recorded in connection with the acquisition of the Triumph Companies amounted to $4,504, representing the excess of the purchase price over the net assets (including deferred taxes) acquired, has been allocated to the India reporting unit and is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The value and estimated useful lives of the intangibles are as follows:

	Value	Estimated useful life
Customer related intangibles	$382	1 to 10 years

The weighted average amortization period in respect of the acquired intangible assets is 8 years. The results of operations of the Triumph Companies and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from August 17, 2012, the date of acquisition.

(e) Accounting Plaza B.V.

On April 25, 2012, the Company acquired 100% of the outstanding equity interest in Accounting Plaza B.V., a private limited liability company organized under the laws of the Netherlands (“Accounting Plaza”). Accounting Plaza is a provider of finance and accounting, human resources and PeopleSoft ERP services. This acquisition strengthens the Company’s domain expertise in the retail industry and significantly expands its presence in Europe.

The Company acquired Accounting Plaza for cash consideration of $38,698 subject to adjustments based on transfer of pension funds, underfunding in pension funds, and sellers warranty breaches including certain other transactions and transaction costs. There are no contingent consideration arrangements in connection with the acquisition.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

The fair value of the current assets acquired included trade receivables with a fair value of $9,744. The gross amount due was $9,917, of which $173 was expected to be uncollectable.

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

The amortizable intangible assets acquired are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The value and estimated useful life of the intangible asset is as follows:

	Value	Estimated useful life
Customer related intangible	$13,138	3 – 10 years

The weighted average amortization period in respect of the acquired intangible assets is 7 years. The results of operations of Accounting Plaza and the fair value of the assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from April 25, 2012, the date of acquisition.

B.	Earn-out consideration and deferred consideration

The Company acquired Akritiv Technologies, Inc. (“Akritiv”), High Performance Partners, LLC (“HPP”), Empower Research, LLC (“Empower”), Atyati and the Triumph Companies on March 14, 2011, August 24, 2011, October 3, 2011, September 4, 2012 and August 17, 2012, respectively. The terms of the acquisition agreements for these business acquisitions provided for payment of additional earn-out consideration if certain future events or conditions are met. These earn-outs were recorded as liabilities based on their fair values as of the acquisition dates. The Company evaluates the fair value of earn-out consideration for the respective acquisitions for changes at each reporting period. As of June 30, 2013, the Company re-measured the fair value of such earn-out consideration with corresponding changes in the Consolidated Statements of Income as follows:

Decrease in fair value of earn-out consideration for Empower	$(145)
Decrease in fair value of earn-out consideration for Triumph Companies	(1,409)
Decrease in fair value of earn-out consideration for Atyati	(717)
$(2,271)

Further, during the period ended June 30, 2013, the Company paid earn-out consideration of $85, $3,274 and $565 for HPP, Akritiv and Empower, respectively due to the fulfillment of certain earn-out conditions set forth in the acquisition agreements. Additionally, during the period ended June 30, 2013, the Company also paid deferred consideration of $617 to the Empower sellers pursuant to the terms of the acquisition agreement.

C.	Divestitures

(a)	Hello Communications (Shanghai) Co., Ltd.

On February 22, 2013, the Company completed the divestiture of Hello Communications (Shanghai) Co. Ltd., a subsidiary engaged in the business of providing offshore tele-sales and other voice-based support services to telecom carriers and IT/telecom equipment manufacturers in Asia for cash consideration of $998 resulting in loss of $447. The expected loss on sale was recorded within other income (expense), net in the Consolidated Statements of Income for the year ended December 31, 2012 and was not materially different from the actual realized loss. The balance of cash and cash equivalents of Hello Communications (Shanghai) Co., Ltd. on the date of sale was $2,047, resulting in a net cash outflow of $1,049. The results of operations of Hello Communications (Shanghai) Co., Ltd. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

(b)	Clearbizz B.V.

During the period ended June 30, 2013, the Company decided to divest or discontinue Clearbizz, B.V., a subsidiary engaged in the business of providing electronic invoicing services in the Netherlands. An amount of $1,325 has been reserved within other income (expense), net in the Consolidated Statements of Income representing the estimated loss on the said transaction. The results of operations of Clearbizz B.V. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(c)	Gantthead.com, Inc.

During the period ended June 30, 2013, the Company decided to divest or discontinue Gantthead.com, Inc., a subsidiary engaged in the business of operating an online technology portal for project management. An amount of $2,336 has been reserved within other income (expense), net in the Consolidated Statements of Income representing estimated loss on the expected divestiture of Gantthead.com, Inc.. The results of operations of Gantthead.com, Inc. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2012 and June 30, 2013 comprise:

	As of December 31, 2012	As of June 30, 2013
Deposits with banks	$283,660	$332,642
Other cash and bank balances	175,568	186,485

Total	$459,228	$519,127

The cash and cash equivalents as of December 31, 2012 and June 30, 2013 include restricted cash balances of $628 and $826, respectively. Restrictions primarily consist of margin balances against bank guarantees and deposits for foreign currency advances on which the bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the reserve for doubtful receivables as recorded by the Company:

	As of December 31, 2012	As of June 30, 2013
Opening balance as at January 1	$8,704	$9,073
Additions due to acquisitions	184	—
Additions charged to cost and expense	3,878	5,070
Deductions	(3,693)	(1,949)

Closing balance	$9,073	$12,194

Accounts receivable were $461,062 and $486,959 and the reserves for doubtful receivables were $9,073 and $12,194, resulting in net accounts receivable balances of $451,989 and $474,765 as of December 31, 2012 and June 30, 2013, respectively. In addition, accounts receivable due after one year of $19,140 and $19,180 as of December 31, 2012 and June 30, 2013, respectively are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $64 and $63, and the reserve for doubtful receivables were $35 and $0, resulting in net accounts receivable balances of $29 and $63, as of December 31, 2012 and June 30 2013, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2012 and June 30, 2013:

	As of December 31, 2012
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$10,645	$—	$10,645	$—

Total	$10,645	$—	$10,645	$—

Liabilities
Derivative Instruments (Note b)	$174,076	$—	$174,076	$—

Total	$174,076	$—	$174,076	$—

	As of June 30, 2013
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$11,590	$—	$11,590	$—

Total	$11,590	$—	$11,590	$—

Liabilities
Derivative Instruments (Note b)	$232,100	$—	$232,100	$—

Total	$232,100	$—	$232,100	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The following table sets forth the reconciliation of loans held for sale that were outstanding as of June 30, 2012 but settled during the year ended December 31, 2012, which were measured at fair value using significant unobservable inputs:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Opening balance, net	$448	$469
Impact of fair value included in earnings	(88)	(108)
Settlements	—	(1)

Closing balance, net	$360	$360

The Company values its derivative instruments based on market observable inputs including both forward and spot prices for respective currencies. The quotes are taken from an independent market database.

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2012	As of June 30, 2013	As of December 31, 2012	As of June 30, 2013
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,706,000	$1,621,000	$(160,432)	$(227,629)
United States Dollars (sell) Mexican Peso (buy)	8,400	15,600	306	(259)
United States Dollars (sell) Philippines Peso (buy)	58,800	64,900	2,237	(1,945)
Euro (sell) United States Dollars (buy)	79,501	76,512	(420)	155
Euro (sell) Hungarian Forints (buy)	9,968	6,894	(10)	55
Euro (sell) Romanian Leu (buy)	64,870	71,291	(645)	485
Japanese Yen (sell) Chinese Renminbi (buy)	26,214	36,838	1,451	3,220
Pound Sterling (sell) United States Dollars (buy)	92,165	86,703	(2,494)	1,946
Australian Dollars (sell) United States Dollars (buy)	60,626	66,406	(3,424)	3,462

			$(163,431)	$(220,510)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchase of services. In addition to this program, the Company has derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge the foreign exchange risks related to balance sheet items such as receivables and inter-company borrowings denominated in currencies other than the underlying functional currency.

The fair value of the derivative instruments and their location in the financial statements of the Company is summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2012	As of June 30, 2013	As of December 31, 2012	As of June 30, 2013
Assets
Prepaid expenses and other current assets	$6,972	$8,503	$1,742	$333
Other assets	$1,931	$2,754	$—	$—
Liabilities
Accrued expenses and other current liabilities	$60,229	$80,122	$1,417	$13,471
Other liabilities	$112,430	$138,507	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) or OCI and the related tax affect are summarized below:

	Three months ended June 30, 2012			Three months ended June 30, 2013			Six months ended June 30, 2012			Six months ended June 30, 2013
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount

Opening balance	$(135,486)	$(48,132)	$(87,354)	$(134,217)	$(49,061)	$(85,156)	$(203,006)	$(71,125)	$(131,881)	$(163,756)	$(59,070)	$(104,686)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(6,959)	(2,379)	(4,580)	(13,645)	(5,382)	(8,263)	(6,840)	(2,253)	(4,587)	(20,885)	(8,302)	(12,583)
Changes in fair value of effective portion of outstanding derivatives, net	(127,035)	(44,687)	(82,348)	(86,801)	(29,560)	(57,241)	(59,396)	(21,568)	(37,828)	(64,502)	(22,471)	(42,031)

Gain (loss) on cash flow hedging derivatives, net	(120,076)	(42,308)	(77,768)	(73,156)	(24,178)	(48,978)	(52,556)	(19,315)	(33,241)	(43,617)	(14,169)	(29,448)

Closing balance as of June 30	$(255,562)	$(90,440)	$(165,122)	$(207,373)	$(73,239)	$(134,134)	$(255,562)	$(90,440)	$(165,122)	$(207,373)	$(73,239)	$(134,134)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss), and their effect on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Six months ended June 30,			Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2012	2013		2012	2013	2012	2013		2012	2013	2012	2013

Forward foreign exchange contracts	$(59,396)	$(64,502)	Revenue	$(1,156)	$2,386	$(2,442)	$3,367	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(4,518)	(13,007)	(3,411)	(19,616)

			Selling, general and administrative expenses	(1,286)	(3,024)	(987)	(4,636)

	$(59,396)	$(64,502)		$(6,960)	$(13,645)	$(6,840)	$(20,885)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2012	2013	2012	2013
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$10,566	$13,586	$1,587	$9,585

		$10,566	$13,586	$1,587	$9,585

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2012	As of June 30, 2013
Property, plant and equipment, gross	$513,540	$496,435
Less: Accumulated depreciation and amortization	(313,178)	(315,829)

Property, plant and equipment, net	$200,362	$180,606

Depreciation expense on property, plant and equipment for the six months ended June 30, 2012 and 2013 was $22,422, and $23,417, respectively, and for the three months ended June 30, 2012 and 2013 was $11,316 and $11,984, respectively. The amount of computer software amortization for the six months ended June 30, 2012 and 2013 was $5,958, and $5,103, respectively and for the three months ended June 30, 2012 and 2013 was $2,987 and $2,546, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts amounting to $235 and $1,202 for the six months ended June 30, 2012 and 2013, respectively, and $312 and $791 for the three months ended June 30, 2012 and 2013, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2012 and six months ended June 30, 2013:

	As of December 31, 2012	As of June 30, 2013
Opening balance	$925,339	$956,064
Goodwill relating to acquisitions consummated during the period	43,265	35,915
Adjustment to preliminary purchase accounting for acquisitions	(3,213)	727
Effect of exchange rate fluctuations	(9,327)	(29,773)

Closing balance	$956,064	$962,933

The total amount of goodwill deductible for tax purposes is $6,779 and $39,139 as of December 31, 2012 and June 30, 2013, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2012			As of June 30, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$291,735	$206,987	$84,748	$291,314	$208,124	$83,190
Marketing-related intangible assets	40,386	18,801	21,585	40,907	18,771	22,136
Contract-related intangible assets	1,182	1,182	—	1,085	1,085	—
Other intangible assets	7,069	1,015	6,054	8,075	1,614	6,461

	$340,372	$227,985	$112,387	$341,381	$229,594	$111,787

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the six months ended June 30, 2012 and 2013 were $11,080 and $11,736, respectively, and for the three months ended June 30, 2012 and 2013 were $5,790 and $6,185, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the six months ended June 30, 2012 and 2013 was $38 and $0, respectively, and for the three months ended June 30, 2012 and 2013 was $18 and $0, respectively, and has been reported as a reduction of revenue.

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

Net defined benefit plan costs for the three months and six months ended June 30, 2012 and 2013 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Service costs	$961	$810	$1,974	$1,746
Interest costs	445	436	915	887
Amortization of actuarial loss	166	283	339	450
Expected return on plan assets	(202)	(209)	(412)	(429)

Net Gratuity Plan costs	$1,370	$1,320	$2,816	$2,654

Defined contribution plans

During the three months and six months ended June 30, 2012 and 2013, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013

India	$3,439	$3,784	$6,917	$7,489
U.S.	739	694	1,766	1,941
U.K.	442	571	750	947
Hungary	7	6	46	12
China	2,958	3,413	5,791	6,882
Mexico	4	6	21	20
Morocco	59	21	89	51
South Africa	84	57	164	126
Hong Kong	9	5	17	11
Philippines	4	4	7	8
Singapore	—	3	—	6
Netherlands	429	726	429	1,082
Japan	—	445	—	966

Total	$8,174	$9,735	$15,997	$19,541

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

On August 30, 2012, the Company’s Board of Directors declared a special cash dividend of $2.24 per share. The special cash dividend resulted in an adjustment to stock-based awards under both the 2007 Omnibus Plan and the 2005 Plan. Accordingly, effective September 24, 2012, the payment date of the special cash dividend, the number of common shares authorized for issuance under the 2007 Omnibus Plan was increased by 2,544,327 shares. The number of common shares authorized for issuance under the 2005 Plan was increased by 495,915 shares.

Further, as of December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan had been increased by 6,314,496 shares as a result of the termination, expiration or forfeiture of options granted under the Company’s stock incentive plans other than the 2007 Omnibus Plan. In accordance with the anti-dilutive provisions of the 2005 Plan, 2006 Plan, 2007 Plan and 2007 Omnibus Plan, the Company adjusted both the exercise price and the number of stock based awards outstanding as of the record date of the special cash dividend. The aggregate fair value, intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments. Therefore, in accordance with the equity restructuring guidance under ASC 718, Compensation-Stock Compensation, no incremental compensation expense was recognized for the adjustment to the outstanding stock-based awards as a result of the special cash dividend.

The stock-based compensation costs relating to the foregoing plans during the six months ended June 30, 2012 and 2013 were $17,166 and $16,503 respectively, and for the three months ended June 30, 2012 and 2013, were $9,941 and $ 10,022 respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the six months ended June 30, 2013. No options were granted in the six months ended June 30, 2012.

Six months ended June 30, 2013
Dividend Yield	0%
Expected life (in months)	84
Risk free rate of interest	1.55%
Volatility	39.39%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (continued)

A summary of option activity during the six months ended June 30, 2013 is set out below:

	Six months ended June 30, 2013
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2013	12,413,298	$9.29	4.2
Granted	3,483,000	19.35
Forfeited	(35,599)	10.01
Expired	(67,978)	13.79
Exercised	(3,184,358)	8.08		35,392

Outstanding as of June 30, 2013	12,608,363	$12.35	5.51	$88,052

Vested as of June 30, 2013 and expected to vest thereafter (a)	12,176,795	$12.07	5.51	$87,666
Vested and Exercisable as of June 30, 2013	7,951,315	$9.41	3.50	$78,163
Weighted average grant date fair value of grants during the period	$19.35

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of June 30, 2013, the total remaining unrecognized stock-based compensation costs for options expected to vest amounted to $28,314, which will be recognized over the weighted average remaining requisite vesting period of 4.11 years.

Restricted Share Units

The Company has granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have vesting schedules of one to four years. The compensation expense is recognized on a straight line basis over the vesting term.

A summary of RSUs granted during the six months ended June 30, 2013 is set out below:

	Six months ended June 30, 2013
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2013	1,688,402	$13.74
Granted	74,152	19.37
Vested*	(286,367)	14.47
Forfeited	(136,582)	13.50

Outstanding as of June 30, 2013	1,339,605	$13.92

Expected to vest (a)	1,206,853

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
*	Vested RSUs have been net settled upon vesting by issuing 183,025 shares (net of minimum withholding taxes).

During the year ended December 31, 2011, 102,000 RSUs vested, the shares in respect of which were issued in January 2013 (100,800 shares, net of minimum statutory withholding taxes). Shares in respect of an additional 13,719 RSUs reflecting an adjustment to 102,000 vested RSUs on account of the special cash dividend were issued in January 2013 (13,557 after withholding shares to the extent of minimum statutory withholding taxes).

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (continued)

As of December 31, 2012, 4,000 RSUs vested, the shares in respect of which were issued in April 2013 (1,819, net of minimum statutory withholding taxes). Shares in respect of an additional 533 RSUs reflecting an adjustment to 4,000 vested RSUs on account of the special cash dividend were issued in April 2013 (240, net of minimum statutory withholding taxes).

44,286 RSUs vested as of December 31, 2012, the shares in respect of which will be issued on December 31, 2013, after withholding shares to the extent of the minimum statutory withholding taxes.

567 RSUs vested as of June 30, 2013, the shares in respect of which will be issued in July 2013, net of minimum statutory withholding taxes.

As of June 30, 2013, the total remaining unrecognized stock-based compensation costs related to RSUs amounted to $14,241, which will be recognized over the weighted average remaining requisite vesting period of 2.08 years.

Performance Units

The Company also grants stock-based awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

The Company granted PUs, each of which represents the right to receive one common share based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight-line basis over the vesting terms. For awards with graded vesting, the compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the six months ended June 30, 2013 is set out below:

	Six months ended June 30, 2013
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2013	3,041,511	$13.26	4,402,596
Granted	2,025,090	18.57	3,694,635
Vested	—	—	—
Forfeited	(131,000)	15.12	(194,104)
Addition due to achievement of higher than target performance goals*	297,911	17.50
Reduction due to achievement of lower than maximum performance goals**			(373,702)

Outstanding as of June 30, 2013	5,233,512	$15.51	7,529,425

Expected to vest (a)	3,993,995

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
*	Represents the additional award of 22.2% of the target shares on account of achievement of higher than target performance for the PUs granted in March 2012.
**	Represents a 27.8% reduction in the maximum shares eligible to vest on account of certification of the performance goals for the PUs granted in 2012.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

For the PUs granted in August 2010, vesting for the year ended December 31, 2011 (including the PUs issued as an adjustment on account of the special cash dividend) has taken place at 128.9% of the target shares (243,781 vested shares) after the compensation committee’s certification of the achievement of the performance goals. Shares in respect of these PUs were issued in January 2013 (156,511, net of minimum statutory withholding taxes).

The PUs granted in March 2010 (including the PUs issued as an adjustment on account of the special cash dividend) vested at 90.9% of the target shares (503,969 shares) after the compensation committee’s certification of the performance goals achieved for the performance period based on the Company’s audited consolidated financial statements. The shares in respect of these PUs were issued in March 2013 (334,922) and April 2013 (4,679), net of minimum statutory withholding taxes.

For the PUs granted in August 2010 vesting for the year ended December 31, 2012 has taken place at 122.2% of the target shares (231,029 vested shares) based on the compensation committee’s certification of achievement of the performance goals for the performance period based on the Company’s audited consolidated financial statements. The shares in respect of these PUs will be issued on December 31, 2013, net of minimum statutory withholding taxes.

As of June 30, 2013, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $34,889, which will be recognized over the weighted average remaining requisite vesting period of 2.08 years.

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

For the August 2010 performance grant to the Company’s former CEO, who assumed the role of Non-Executive Vice-Chairman as of June 17, 2011, in addition to the modification made to the performance metrics from revenue and EBITDA growth to revenue and adjusted operating income growth, because the award vests based on annual performance targets whereas the awards to other employees vest based on average performance over three years, revision has been made to the performance targets in order to make the performance targets consistent with performance unit grants made to other employees in the first quarter of 2011.

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

This amendment to the 2007 Omnibus Plan was a modification to the PUs effective as of October 25, 2012. Grants to 123 employees were affected by this modification and an incremental compensation cost of $5,500 was determined and will be recognized over a weighted average period of 1.85 years. The incremental compensation cost due to this modification was a result of considering the original performance period for determination of expected vesting compared to the abbreviated performance period for 2010 and 2011 grants and vesting at target for 2012 performance grants.

Employee Stock Purchase Plan (ESPP)

On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”).

The ESPP allows eligible employees to purchase the Company’s common shares through payroll deduction at 90% of the fair value per share on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP shall not exceed the greater of 15% of the participating employee’s base salary or $25 per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day in the subsequent May, August, November and February of each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the six months ended June 30, 2012 and 2013, common shares issued under the ESPP were 44,916 and 53,671, respectively.

The ESPP was considered non-compensatory under the FASB guidance on Compensation-Stock Compensation through the purchase interval ending on or prior to August 31, 2009. As a result of the change in the discount rate, the ESPP is being considered compensatory with effect from September 1, 2009.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the six months ended June 30, 2012 and 2013, were $77 and $116, respectively, and for the three months ended June 30, 2012 and 2013, were $39 and $71 respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per share. Basic and diluted earnings per common share give effect to the change in the number of common shares of the Company. The calculation of earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, common shares to be issued under ESPP and performance units, have been included in the computation of diluted earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because the effect was anti-dilutive is 6,407,134 and 1,749,000 for the six months ended June 30, 2012 and 2013, respectively, and is 6,246,826 and 3,483,000 for the three months ended June 30, 2012 and 2013, respectively.

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Net income available to Genpact Limited common shareholders	$61,100	$63,876	$99,640	$110,613
Weighted average number of common shares used in computing basic earnings per common share	223,182,251	229,237,503	222,996,243	228,232,364
Dilutive effect of stock based awards	4,698,176	6,091,800	4,680,427	6,242,663

Weighted average number of common shares used in computing dilutive earnings per common share	227,880,427	235,329,303	227,676,670	234,475,027

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.27	$0.28	0.45	0.48

Diluted	$0.27	$0.27	$0.44	$0.47

13. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2012 and June 30, 2013, the limits available were $18,489 and $17,213, respectively out of which $5,942 and $6,442 was utilized, representing non-funded drawdown.

(b)	Fund-based and non–fund based revolving credit facility of $260,000 acquired in May 2011 was fully prepaid and terminated on August 30, 2012 as described in note 14 below.

(c)	A fund-based and non-fund based revolving credit facility of $250,000 initially acquired in August 2012 was amended in June 2013 as described in note 14 below. A part of this amount was initially used for funding the special cash dividend paid in September 2012 and for the acquisition of Jawood in February 2013. As of December 31, 2012 and June 30, 2013, a total of $87,439 and $122,397, respectively, was utilized representing a funded drawdown of $80,000 and $115,000, respectively and a non-funded drawdown of $7,439 and $7,397, respectively. This facility expires in August 2017 and the funded drawdown bears interest at LIBOR plus a margin of 2.50% as of June 30, 2013 compared to a margin of 3.25% as of December 31, 2012. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets and the credit agreement contains certain covenants including a maximum leverage covenant which becomes effective only if the revolving facility is drawn for $50,000 or more. For the six months ended June 30, 2013, the Company is in compliance with all of the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Long-term debt

In May 2011, the Company obtained credit facilities aggregating $380,000 from a consortium of financial institutions to finance in part the acquisition of Headstrong and for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provided for a $120,000 term loan and a $260,000 revolving credit facility. On August 30, 2012, the Company fully prepaid and terminated the $ 380,000 credit facility

In August 2012, the Company obtained credit facilities aggregating $925,000 from a consortium of financial institutions to (i) finance the repayment of the balance outstanding under the previous existing credit facility of $380,000, (ii) fund a portion of the special cash dividend, and (iii) for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provided for a term loan of $675,000 and a revolving credit facility of $250,000.

In June 2013, the Company amended this credit facility with the consortium of financial institutions. Under the amended facility, applicable margin on the term loan and revolving credit facility has been reduced from 3.25% p.a. to 2.75% p.a. and 2.50% p.a. respectively. In addition, the LIBOR floor on the term loan was reduced from 1% under the earlier facility to 0.75% under the amended credit facility. As of the amendment date, the gross outstanding term loan amounted to $671,625. The amendment did not result in a substantial modification of $553,589 of the outstanding term loan under the previous credit facility. Further, as a result of the amendment, the Company extinguished the outstanding term loan under the previous credit facility amounting to $118,036 and obtained additional funding amounting to $121,410, increasing the total term loan outstanding to $675,000. As a result, the Company expensed $3,103 representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to lenders in respect of the extinguished amount. The overall borrowing capacity under the revolving facility did not change. The amendment of the revolving facility resulted in accelerated amortization of $54 relating to the existing unamortized debt issue cost. The remaining unamortized costs related to the revolving facility and the additional third party fee paid in connection with the amendment of the revolving facility shall be amortized over the term of the revolving facility ending on August 30, 2017.

As of December 31, 2012 and June 30, 2013, the outstanding term loan, net of debt amortization expense of $11,452 and $15,024, was $661,860 and $659,976 respectively. As of December 31, 2012, the term loan bears interest at LIBOR (Libor floor of 1%) plus an applicable margin of 3.25% p.a. As of June 30, 2013, the term loan bears interest at LIBOR (Libor floor of 0.75%) plus an applicable margin of 2.75% p.a. Indebtedness under the loan agreement is secured by certain assets. The amount outstanding on the term loan as of June 30, 2013 will be repaid through quarterly payments of 0.25% of the principal amount of $675,000 and the balance will be repaid on the maturity of the term loan on August 30, 2019.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year Ended	Amount

2013	$2,112
2014	4,263
2015	4,288
2016	4,306
2017	4,338
2018	4,363
2019	636,306

$659,976

15. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Personnel expenses	$195,087	$229,107	$380,638	$447,542
Operational expenses	78,054	91,213	146,029	172,659
Depreciation and amortization	12,081	12,394	24,020	24,239

	$285,222	$332,714	$550,687	$644,440

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Personnel expenses	$79,556	$85,671	$150,496	$167,799
Operational expenses	32,475	30,596	64,402	59,547
Depreciation and amortization	2,222	2,136	4,360	4,281

	$114,253	$118,403	$219,258	$231,627

17. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Other operating (income) expense	$(801)	$(554)	$(1,513)	$(1,209)
Provision for impairment of capital work in progress / property, plant and equipment	—	2,392	—	2,392
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	—	(2,324)	—	(2,271)

Other operating (income) expense, net	$(801)	$(486)	$(1,513)	$(1,088)

18. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Interest income	$2,385	$4,486	$5,510	$9,759
Interest expense*	(3,406)	(12,789)	(6,965)	(22,727)
Provision for loss on divestiture	—	(2,945)	—	(3,661)
Other income (expense)	322	709	632	979

Other income (expense), net	$(699)	$(10,539)	$(823)	$(15,650)

*	The six months and three months ended June 30, 2013 include $3,157 representing partial acceleration of the amortization of debt issuance costs and an additional fee paid to lenders in connection with the amendment of the credit facility as explained in Note 14.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Income taxes

As of December 31, 2012, the Company had unrecognized tax benefits amounting to $21,024 including an amount of $20,871 that, if recognized, would impact the effective tax rate.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1, 2013 to June 30, 2013:

Opening Balance at January 1, 2013	$21,024
Increase related to prior year tax positions, including recorded against goodwill	1,553
Decrease related to prior year tax positions	(62)
Increase related to current year tax positions	138
Effect of exchange rate changes	(1,301)

Closing Balance at June 30, 2013	$21,352

The unrecognized tax benefits as of June 30, 2013 include an amount of $21,199 that, if recognized, would impact the effective tax rate. As of December 31, 2012 and June 30, 2013, the Company has accrued approximately $3,423 and $3,876 respectively, in interest relating to unrecognized tax benefits.

20. Related party transactions

Related party transactions during the year ended December 31, 2012 included transactions with a client who had a significant interest in the Company. During the year ended December 31, 2012, such interest decreased to less than 5% of the Company’s outstanding shares and therefore such client is no longer a related party. The Company has also entered into related party transactions with its non-consolidating affiliates and a client in which one of the Company’s directors has a controlling interest. During the six months ended June 30, 2013, the Company acquired the remaining equity interest in one of its non-consolidating affiliates, which is now a wholly owned subsidiary as described in note 3A(a). The Company has also entered into related party transactions with an affiliate of a significant shareholder of the Company.

The related party transactions can be categorized as follows:

Revenue from services

For the six months ended June 30, 2012, the Company recognized net revenues of $227 and for the three months ended June 30, 2012, the Company recognized net revenues of $115, from a client in which one of the Company’s directors has a controlling interest.

For the six months ended June 30, 2012, the Company recognized net revenues of $90 and for the three months ended June 30, 2012, the Company recognized net revenues of $47, from a client who has a significant interest in the Company.

For the six months ended June 30, 2013, the Company recognized net revenues of $381 and for the three months ended June 30, 2013, the Company recognized net revenues of $190, from a client who is an affiliate of significant shareholder of the Company.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included as part of cost of revenue. For the six months ended June 30, 2012 and 2013, cost of revenue, includes an amount of $1,084 and $964, respectively, and for the three months ended June 30, 2012 and 2013, cost of revenue, includes an amount of $529 and $544, respectively.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included as part of selling, general and administrative expenses. For the six months ended June 30, 2012 and 2013, selling, general and administrative expenses includes an amount of $210 and $221, respectively, and for the three months ended June 30, 2012 and 2013, selling, general and administrative expenses includes an amount of $102 and $130, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Related party transactions (continued)

Investment in equity affiliate

During the six months ended June 30, 2012, the Company made an investment of $205 in its non-consolidating affiliates and for the three months ended June 30, 2012, the Company made an investment of $0 in its non-consolidating affiliates.

21. Commitments and contingencies

Capital commitments

As of December 31, 2012 and June 30, 2013, the Company has committed to spend $3,965 and $3,190, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding bank guarantees amounting to $13,381 and $13,839 as of December 31, 2012 and June 30, 2013, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

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

Overview

We are a global leader in business process management and technology services, leveraging the power of smarter processes, smarter analytics and smarter technology to help our clients drive intelligence across their enterprises. We believe our Smart Enterprise Processes (SEP) framework, our unique science of process combined with deep domain expertise in multiple industry verticals, leads to superior business outcomes. Our Smart Decision Services deliver valuable business insights to our clients through targeted analytics, re-engineering expertise, and advanced risk management. Making technology more intelligent by embedding it with process and data insights, we also offer a wide range of technology services. Driven by a passion for process innovation and operational excellence built on our Lean and Six Sigma DNA and the legacy of serving GE for more than 15 years, our 60,000+ professionals around the globe deliver services to more than 700 clients from a network of 68 delivery centers across 18 countries supporting more than 30 languages.

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

We have approximately 60,200 employees with operations in 18 countries. In the quarter ended June 30, 2013, we had net revenues of $534.8 million, of which $413.2 million, or 77.3%, was from clients other than GE, which we refer to as Global Clients, with the remaining $121.6 million, or 22.7%, of net revenues coming from GE.

In the 12 months ending June 30, 2013, 55 client relationships each contributed revenues of $5 – $15 million, up from 41 such relationships as of June 30, 2012, 14 client relationships each contributed revenues of $15 – $25 million, up from 11 such relationships as of June 30, 2012 and 12 client relationships each contributed revenues of $25 million or more, up from 10 such client relationships as of June 30, 2012.

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

In March 2013, we increased our interest in NGEN Media Services Private Limited (“NGEN”) to 100% from 50%, making NGEN a wholly-owned subsidiary. We acquired the 50% equity interest for cash consideration of $0.2 million. NGEN is engaged in the business of media services outsourcing.

In February 2013, we completed the acquisition of 100% of the outstanding equity interests in each of Jawood Business Process Solutions, LLC (“Jawood”) and Felix Software Solutions Private Limited (“Felix”), providers of business consulting and information technology services to the healthcare payer industry. Felix had been a key sub-contractor to Jawood. This transaction strengthens our solutions and services offerings in the healthcare payer market. Pursuant to the terms of the acquisition agreements with the respective sellers, the preliminary estimated purchase consideration for Jawood and Felix (collectively referred to as the “Jawood business”) is $48.3 million. Goodwill representing the excess of the preliminary estimated purchase price over the net assets acquired amounted to $35.9 million and has been allocated to our India reporting unit. The purchase consideration for the Jawood business is pending final adjustment for closing date net working capital, indebtedness and cash in accordance with the terms of the acquisition agreement and may result in a corresponding adjustment to goodwill during the measurement period. The measurement period will not exceed one year from the acquisition date.

In September 2012, we acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited (“Atyati”), a cloud-hosted technology platform provider for the rural banking sector in India, which gives us access to this rapidly growing segment as well as some strategic India client relationships, for initial cash consideration of $19.4 million subject to adjustment based on the closing date final working capital amount. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $2.5 million and earn-out consideration (ranging from $0 to $14.4 million based on gross profit for the year ending March 31, 2014) which had an estimated fair value of $1.5 million. Goodwill representing the excess of the preliminary estimated purchase price over the net assets acquired amounted to $23.4 million and has been allocated to our India reporting unit. The purchase consideration for the Atyati business is pending final adjustment for closing date net working capital, indebtedness and cash in accordance with the terms of the acquisition agreement and may result in a corresponding adjustment to goodwill during the measurement period. The measurement period will not exceed one year from the acquisition date.

In August 2012, we acquired 100% of the outstanding equity interest in Triumph Engineering, Corp. and Triumph On-Demand, Inc. (collectively, the “Triumph companies”), U.S.-based providers of engineering services to the aviation, energy, and oil and gas industries, giving us engineering services capabilities for heavy manufacturing industry, for initial cash consideration of $3.6 million, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement provided for additional deferred consideration which has a discounted value of $0.4 million and earn-out consideration (ranging from $0 to $4.5 million based on gross profit for the years ending December 31, 2013 and 2014) which had an estimated fair value of $3.3 million. During the period ended June 30, 2013, we recorded a measurement period adjustment which resulted in decrease in purchase consideration by $0.01 million with corresponding change to goodwill. Goodwill representing the excess of the purchase price over the net assets acquired amounted to $4.5 million and has been allocated to our India reporting unit.

In April 2012, we acquired 100% of the outstanding equity interest in Accounting Plaza B.V. (“Accounting Plaza”), a provider of finance and accounting, human resources and PeopleSoft ERP services, to give us domain expertise in retail industry and significantly expand our European presence, for cash consideration of $38.7 million subject to adjustments based on the transfer of pension funds, underfunding in pension funds and sellers warranty breaches including certain other transactions and transaction costs. There are no contingent consideration arrangements in connection with the acquisition. Goodwill representing the excess of the purchase price over the net assets acquired amounted to $25.5 million and has been allocated to our Europe reporting unit.

Divestitures

In the quarter ended March 31, 2013, we completed the divestiture of Hello Communications (Shanghai) Co. Ltd., a subsidiary engaged in the business of providing offshore tele-sales and other voice-based support services to telecom carriers and IT/telecom equipment manufacturers in Asia. The divestiture was made for cash consideration of $1.0 million, resulting in a loss of $0.4 million. The results of operations of Hello Communications (Shanghai) Co., Ltd. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

During the period ended June 30, 2013, we decided to either divest or discontinue one of our subsidiaries, Clearbizz B.V, which is engaged in the business of providing electronic invoicing services in the Netherlands, and was acquired as a part of the acquisition of Accounting Plaza. The estimated loss of $1.3 million on the expected sale of Clearbizz B.V. has been reserved within other income (expense), net in the Consolidated Statements of Income. The results of operations of Clearbizz B.V. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

In the quarter ended June 30, 2013, we decided to either divest or discontinue one of our subsidiaries, Gantthead.com, Inc., an online technology portal for project management, which was acquired as a part the acquisition of Headstrong. An amount of $2.3 million has been reserved representing estimated loss on the expected sale of Gantthead.com, Inc. within other income (expense), net in the Consolidated Statements of Income. The results of operations of Gantthead.com, Inc. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

The above divestures have been undertaken or planned in accordance with our strategy to allocate capital and resources to support profitable growth and a higher return on investment.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Item 1— “Financial Statements” above and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table sets forth certain data from our income statement for the three months and six months ended June 30, 2012 and 2013.

					Percentage Change Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2013 vs. 2012	Six months ended June 30, 2013 vs. 2012
	2012	2013	2012	2013
	(dollars in millions)		(dollars in millions)
Net revenues—GE	$126.2	$121.6	$242.1	$238.7	(3.6)%	(1.4)%
Net revenues—Global Clients	341.4	413.2	661.0	800.0	21.0%	21.0%

Total net revenues	467.6	534.8	903.1	1,038.7	14.4%	15.0%

Cost of revenue	285.2	332.7	550.7	644.4	16.7%	17.0%
Gross profit	182.4	202.1	352.4	394.2	10.8%	11.9%
Gross profit Margin	39.0%	37.8%	39.0%	38.0%
Operating expenses
Selling, general and administrative expenses	114.3	118.4	219.3	231.6	3.6%	5.6%
Amortization of acquired intangible assets	5.8	6.2	11.1	11.7	6.8%	5.9%
Other operating (income) expense, net	(0.8)	(0.5)	(1.5)	(1.1)	(39.3)%	(28.1)%

Income from operations	63.1	78.0	123.6	151.9	23.5%	22.9%
Income from operations as a percentage of Total Net revenues	13.5%	14.6%	13.7%	14.6%
Foreign exchange (gains) losses, net	(22.0)	(17.2)	(18.3)	(13.8)	21.8%	24.6%
Other income (expense), net	(0.7)	(10.5)	(0.8)	(15.7)	1,407.7%	1,801.6%

Income before Equity-method investment activity, net and income tax expense	84.4	84.6	141.1	150.1	0.2%	6.4%
Equity-method investment activity, net	0.0	(0.1)	0.0	(0.1)	(584.6)%	(511.5)%

Income before income tax expense	84.4	84.7	141.1	150.2	0.3%	6.5%
Income tax expense	21.6	19.2	38.0	36.5	(11.1)%	(4.0)%

Net Income	62.8	65.5	103.1	113.7	4.3%	10.3%
Net income attributable to noncontrolling interest	1.7	1.6	3.4	3.1	(6.7)%	(9.2)%

Net income attributable to Genpact Limited shareholders	$61.1	$63.9	$99.6	$110.6	4.6%	11.0%

Net income attributable to Genpact Limited shareholders as a percentage of Total Net revenues	13.1%	11.9%	11.0%	10.6%

“Net revenues-Global Clients” for the six months and three months ended June 30, 2012 disclosed above includes net revenues earned from a client in which one of our directors has a controlling interest, and another client which was a significant shareholder in the Company at that time. “Net revenues- Global Clients” for the six months and three months ended June 30, 2013 disclosed above includes net revenues earned from, a client in which one of our directors has a controlling interest and a client which is an affiliate of a significant shareholder of the Company. (Refer to note 20 in Part I – Financial Statements.)

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net revenues. Our net revenues were $534.8 million in the three months ended June 30, 2013, up $67.2 million, or 14.4%, from the three months ended June 30, 2012. Our growth in net revenues was primarily due to an increase in business process management (BPM) services and information technology (IT) services for existing Global Clients and acquisitions completed during 2012 and 2013. Our average headcount was approximately 58,300 in the second quarter of 2013, up 5.2% from the second quarter of 2012. Our annualized revenue per employee was approximately $36.7 thousand in the second quarter of 2013, up $2.8 thousand from the second quarter of 2012.

Net revenues from our IT services were $133.0 million in the second quarter of 2013, up $23.0 million, or 20.9%, from the second quarter of 2012, primarily driven by existing Global Clients and the acquisition of the Jawood business. BPM revenues were $401.8 million in the second quarter of 2013, up $44.2 million, or 12.4%, from the second quarter of 2012, primarily led by existing Global Clients and the acquisitions of the Triumph Companies and Atyati. Growth in BPM services includes a $6.1 million increase in our Smart Decision Services revenues, primarily from Global Clients. Net revenue from our IT services business as a percentage of total net revenues increased to 24.9% in the second quarter of 2013, up from 23.5% in the second quarter of 2012. Revenues from business process management services as a percentage of total net revenues decreased to 75.1% in the second quarter of 2013 from 76.5% in the second quarter of 2012.

Net revenues from Global Clients were $413.2 million in the second quarter of 2013, up $71.8 million, or 21.0%, from the second quarter of 2012. $19.5 million, or 27.1%, of the increase was from clients in the banking and financial services industries. $21.6 million, or 30.1%, of the increase came from clients in the consumer packaged goods, pharmaceutical and healthcare industries, including IT services revenue from the acquisition of the Jawood business. $22.3 million, or 31.0%, of the increase was from clients in the business services vertical.

Net revenues from GE were $121.6 million in the second quarter of 2013, down $4.6 million, or 3.6%, from the second quarter of 2012. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2012, net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Client net revenues post divestiture. Net revenues from GE in the second quarter of 2013 decreased by 0.9% compared to the second quarter of 2012 after excluding net revenues from such dispositions by GE.

We saw growth in all of our geographical regions in the second quarter of 2013. Net revenues from India-based service delivery centers were $350.8 million in the second quarter of 2013, up $37.2 million, or 11.8%, from the second quarter of 2012. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from delivery centers outside India or at clients’ premises outside of India by business units or personnel normally based in India. Net revenues from delivery centers located in the Americas contributed $75.0 million of total net revenues, up 34.3% from the second quarter of 2012. In the second quarter of 2013, delivery centers located in Europe contributed $54.0 million of total net revenues, up 14.2% from the second quarter of 2012. The balance of net revenues, which is attributable to Asia, other than India, was $54.9 million, up 8.2% million from the second quarter of 2012.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Three Months Ended June 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Personnel expenses	$195.1	$229.1	17.4%
Operational expenses	78.1	91.2	16.9%
Depreciation and amortization	12.1	12.4	2.6%

Cost of revenue	$285.2	$332.7	16.7%

Cost of revenue as a percentage of total net revenues	61.0%	62.2%

Cost of revenue for the second quarter of 2013 was $332.7 million, up $47.5 million from the second quarter of 2012. Of this increase, $16.2 million is attributable to acquisitions completed after the second quarter of 2012. Another $7.5 million of the increase in cost of revenue relates to higher facility and infrastructure related expenses and communication expenses. An increase in operational headcount of approximately 2,900 employees and wage inflation also resulted in a higher cost of revenue for the second quarter of 2013 compared to the second quarter of 2012. The increase is also a result of a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) in the second quarter of 2013 compared to the second quarter of 2012. The increase in cost of revenue was partially offset by a reduction in non-recoverable expenses through productivity in internal travel expenses and business managed spends.

Personnel expenses. Personnel expenses for the second quarter of 2013 were $229.1 million, up $34.0 million, or 17.4%, from the second quarter of 2012. $10.3 million of the total increase is attributable to acquisitions completed after the second quarter of 2012. To manage additional growth, our average operational headcount, excluding these acquisitions, increased by approximately 2,900 employees, or 6.1%, compared to the second quarter of 2012. The increase also resulted from wage inflation and a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) in the second quarter of 2013 compared to the second quarter of 2012. As a result, personnel expenses as a percentage of net revenues increased from 41.7% in the second quarter of 2012 to 42.8% in the second quarter of 2013.

Operational expenses. Operational expenses as a component of cost of revenue were $91.2 million in the second quarter of 2013, up $13.2 million, or 16.9%, from the second quarter of 2012. Of this increase, $5.7 million is attributable to acquisitions completed after the second quarter of 2012. Additionally, we expensed approximately $5.5 million in the second quarter of 2013 in connection with the expansion of our existing facilities and the opening of new delivery centers in China, Poland and the U.S. after the second quarter of 2012. The balance of the increase is primarily attributable to a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) in the second quarter of 2013 compared to the second quarter of 2012. This increase was partially offset by lower internal business travel costs and managed spends in the second quarter of 2013 compared to the second quarter of 2012. As a result, operational expenses as a percentage of net revenues increased from 16.7% in the second quarter of 2012 to 17.1% in the second quarter of 2013.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of cost of revenue were $12.4 million in the second quarter of 2013, up $0.3 million from the second quarter of 2012. The depreciation on the expansion of certain existing facilities and the addition of new delivery centers was substantially offset by an increase in fully depreciated assets since the second quarter of 2012. Further, $0.2 million is attributable to acquisitions completed after the second quarter of 2012. A higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) also contributed to the increase in depreciation and amortization expenses. As a percentage of net revenues, depreciation and amortization expenses declined to 2.3% in the second quarter of 2013 from 2.6% in the second quarter of 2012.

As a result of the foregoing, our gross profit increased by $19.7 million, or 10.8%, and our gross margin decreased from 39.0% in the second quarter of 2012 to 37.8% in the second quarter of 2013.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Three Months Ended June 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Personnel expenses	$79.6	$85.7	7.7%
Operational expenses	32.5	30.6	(5.8)%
Depreciation and amortization	2.2	2.1	(3.9)%

Selling, general and administrative expenses	$114.3	$118.4	3.6%

SG&A as a percentage of total net revenues	24.4%	22.1%

Selling, general and administrative, or SG&A, expenses for the second quarter of 2013 were $118.4 million, up $4.2 million from the second quarter of 2012. Of this increase, $4.0 million is attributable to acquisitions completed after the second quarter of 2012. Additionally, increased hiring of sales personnel in our targeted vertical markets—Banking and Financial Services, Consumer Packaged Goods, Life Sciences and Healthcare and Business Services—along with the effect of wage inflation resulted in higher SG&A expenses. The increase is also a result of a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) in the second quarter of 2013 compared to the second quarter of 2012. This increase in expenses was partially offset by a net reduction in our headcount along with a reduction in internal travel through optimal use of collaborative tools.

Personnel expenses. The largest component of the increase in SG&A expenses was personnel expenses, which amounted to $85.7 million in the second quarter of 2013, up $6.1 million from the second quarter of 2012. Of this increase, $2.3 million is attributable to personnel expenses from acquisitions completed after the second quarter of 2012. Further, there was a 10.6% increase in sales team personnel expenses to support growth. A higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) and wage inflation also contributed to the increase in SG&A expenses in the second quarter of 2013 compared to the second quarter of 2012. This increase was partially offset by a net reduction in our headcount in the second quarter of 2013. As a percentage of net revenues, personnel expenses decreased from 17.0% in the second quarter of 2012 to 16.0% in the second quarter of 2013.

Operational expenses. Operational expenses as a component of SG&A expenses decreased by $1.9 million, or 5.8%, in the second quarter of 2013. This decrease was primarily due to reduced internal travel costs and more productive marketing spends. In the second quarter of 2012, we expensed one-time legal and consultancy fees amounting to $0.9 million in connection with a change of shareholding and capital restructuring, which was offset by an expense of $1.1 million in the second quarter of 2013 resulting from the amendment of our existing debt facility. This decrease was partially offset by $0.5 million of additional operational expenses in connection with acquisitions completed after the second quarter of 2012. In addition, a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) resulted in a greater increase in expenses in the second quarter of 2013 compared to the second quarter of 2012. As a net result, operational expenses as a percentage of net revenues decreased from 6.9% in the second quarter of 2012 to 5.7% in the second quarter of 2013.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of SG&A expenses decreased by $0.1 million in the second quarter of 2013. This decrease was in spite of an additional capital expenditure of $1.2 million resulting from acquisitions completed after the second quarter of 2012. The depreciation on the expansion of certain existing facilities and the addition of new delivery centers was more than offset by an increase in fully depreciated assets since the second quarter of 2012. Further, a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) contributed to the increase in the depreciation and amortization expense. As a result, depreciation and amortization expenses as a percentage of net revenues declined to 0.4% in the second quarter of 2013 from 0.5% in the second quarter of 2012.

Amortization of acquired intangibles. Non-cash charges on the amortization of acquired intangibles in the second quarter of 2013 were $6.2 million, up $0.4 million from the second quarter of 2012. The acquisitions completed after the second quarter of 2012 resulted in an additional amortization expense of $1.1 million. This expense was substantially offset by a decline in intangibles acquired during the Company’s 2004 reorganization of $1.0 million which were fully amortized after June 2012. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangibles.

Other operating (income) expense, net. Other net operating income for the second quarter of 2013 was $0.5 million, down $0.3 million from the second quarter of 2012. We recorded a non-recurring provision for impairment of $2.4 million in the second quarter of 2013 against certain capital assets in India that are no longer strategic to our growth. This expense was offset by a gain of $2.3 million on account of a change in the fair value of earn-out consideration relating to the acquisitions of Empower, the Triumph Companies and Atyati. The balance of the decrease is primarily attributable to lower income from shared services with GE due to lower usage of our delivery centers.

Income from operations. As a result of the foregoing factors, income from operations increased by $63.2 million to $78.0 million in the second quarter of 2013. As a percentage of net revenues, income from operations increased from 13.5% in the second quarter of 2012 to 14.6% in the second quarter of 2013.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange gain of $17.2 million in the second quarter of 2013, compared to a net gain of $22.0 million in the second quarter of 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from further depreciation of the Indian rupee against the U.S. dollar in the second quarter of 2013 compared to the second quarter of 2012.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three Months ended June 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
Interest income	$2.4	$4.5	88.1%
Interest expense	(3.4)	(12.8)	275.5%
Provision for loss on divestitures	—	(2.9)	NM *
Other income (expense)	0.3	0.7	120.2%

Other income (expense), net	$(0.7)	$(10.5)	1,407.7%

Other income (expense), net as a percentage of total net revenues	(0.1)%	(2.0)%

*	Not Measurable

We recorded net other expense of $10.5 million in the second quarter of 2013 compared to $0.7 million in the second quarter of 2012. This increase was primarily on account of a higher interest expense of $9.4 million resulting from the amendment to our existing debt facility obtained in August 2012 with the consortium of financial institutions as explained in the note “Financial Condition.” As a result of the amendment, we expensed $3.1 million representing a partial acceleration of the amortization of the existing unamortized debt issuance costs and part of the additional fee paid to lenders. The amendment of the revolving facility resulted in the accelerated amortization of $0.1 million relating to the existing unamortized debt issuance cost. The interest expense increased by $6.4 million in the second quarter of 2013 primarily on account of higher outstanding borrowings of $660.0 million as of June 30, 2013 compared to $88.5 million as of June 30, 2012. As a result of the amended borrowings, the weighted average rate of interest with respect to outstanding debt under our debt facility increased from 2.1% in the second quarter of 2012 to 4.1% in the second quarter of 2013. We also reserved $0.6 million and $2.3 million, respectively, on account of the planned divestiture or discontinuance of Clearbizz B.V. and Gantthead.com, Inc. Refer to “Divestitures” in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This increase in other expenses was partially offset by higher interest income of $2.1 million mainly on account of higher deposits placed in India during the second quarter of 2013 compared to the second quarter of 2012.

Income before equity method investment activity, net, and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net, and income tax expense increased by $0.2 million. As a percentage of net revenues, income before equity method investment activity, net, and income tax decreased from 18.1% in the second quarter of 2012 to 15.8% in the second quarter of 2013.

Equity method investment activity, net. This represents our share of income from our non-consolidated affiliates, NGEN Media Services Private Limited (NGEN), a joint venture with NDTV Networks Plc., and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia. In March 2013, we acquired the remaining equity interest in NGEN.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $0.3 million. As a percentage of net revenues, income before income tax expense decreased from 18.1% of net revenues in the second quarter of 2012 to 15.8% of net revenues in the second quarter of 2013.

Income tax expense. Our income tax expense decreased from $21.6 million in the second quarter of 2012 to $19.2 million in the second quarter of 2013, representing an effective tax rate of 23.1% in the second quarter of 2013, down from 26.1% in the second quarter of 2012. This decrease was primarily driven by the growth of our operations in low tax and tax-exempt locations, primarily in India, and the impact of certain period items in the second quarter of 2013.

Net income. As a result of the foregoing factors, net income increased by $2.7 million to $65.5 million in the second quarter of 2013 from $62.8 million in the second quarter of 2012. As a percentage of net revenues, our net income decreased from 13.4% of net revenues in the second quarter of 2012 to 12.2% of net revenues in the second quarter of 2013.

Net income attributable to noncontrolling interest. Noncontrolling interest refers to the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. It represents the apportionment of profits to the minority partners of Genpact Netherlands B.V. Net income attributable to noncontrolling interest decreased marginally from $1.7 million in the second quarter of 2012 to $1.6 million in the second quarter of 2013.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $2.8 million from $61.1 million in the second quarter of 2012 to $63.9 million in the second quarter of 2013. As a percentage of net revenues, net income decreased from 13.1% of net revenues in the second quarter of 2012 to 11.9% of net revenues in the second quarter of 2013.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net revenues. Our net revenues were $1,038.7 million in the six months ended June 30, 2013, up $135.5 million, or 15.0%, from the six months ended June 30, 2012. The growth in net revenues was primarily due to an increase in both BPM and IT services for existing Global Clients and acquisitions completed during 2012 and 2013. Our average headcount was approximately 58,600 in the first half of 2013, up 6.9% from the first half of 2012. Our annualized revenue per employee was approximately $35.6 thousand in the first half of 2013, up $2.2 thousand from the first half of 2012.

Net revenues from IT services for the first half of 2013 were $252.9 million, up $39.9 million, or 18.7%, from the first half of 2012, primarily driven by revenues from existing Global Clients and the acquisition of the Jawood business. BPM revenues for the first half of 2013 were $785.8 million, up $95.7 million, or 13.9% from the first half of 2012, primarily led by revenues from existing Global Clients and the acquisitions of the Triumph Companies and Atyati. Growth in BPM services includes a $6.4 million increase in our Smart Decision Services revenue primarily from Global Clients.

Net revenues from IT services as a percentage of total net revenues increased to 24.3% in the first half of 2013 from 23.6% in the first half of 2012. BPM revenues as a percentage of total net revenues decreased to 75.7% in the first half of 2013 from 76.4% in the first half of 2012.

Net revenues from Global Clients for the first half of 2013 were $800.0 million, up $139.0 million, or 21.0%, from the first half of 2012. Of this increase, $46.4 million, or 33.4%, was from clients in the banking and financial services industries. $46.7 million, or 33.6%, of the increase came from clients in the consumer packaged goods, pharmaceutical and healthcare industries, including IT services revenue from the acquisition of the Jawood business. Additionally, $27.2 million, or 19.6%, of total Global Client net revenues came from the business services industry vertical. As a percentage of total net revenues, net revenues from Global Clients increased from 73.2% in the first half of 2012 to 77.0% in the first half of 2013.

Net revenues from GE in the first half of 2013 were $238.7 million, down $3.4 million, or 1.4%, from the first half of 2012. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2012, revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Clients revenues post divestiture. Net revenues from GE for the first half of 2013 increased by 0.2% compared to the first half of 2012 after excluding net revenues from such dispositions by GE.

Net revenues grew in all of our geographic delivery regions in the first half of 2013. Net revenues from India-based service delivery centers were $681.2 million in the first half of 2013, up $82.1 million from the first half of 2012. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from delivery centers outside of India or at clients’ premises outside of India by business units or personnel normally based in India. Net revenues from delivery centers located in the Americas contributed $141.0 million, up 25.8% from the first half of 2012. In the first half of 2013, delivery centers located in Europe contributed $105.5 million to total net revenues, up 22.5% from the first half of 2012. The balance of net revenues, which are attributable to Asia, other than India, were $111.0 million, up 4.9% from the first half of 2012.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Six Months Ended June 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Personnel expenses	$380.6	$447.5	17.6%
Operational expenses	146.0	172.7	18.2%
Depreciation and amortization	24.0	24.2	0.9%

Cost of revenue	$550.7	$644.4	17.0%

Cost of revenue as a percentage of total net revenues	61.0%	62.0%

Cost of revenue for the first half of 2013 was $644.4 million, up $93.8 million, or 17.0%, from the first half of 2012. Of this increase, $36.8 million is attributable to acquisitions completed during 2012 and 2013. Another $15.7 million of the increase in cost of revenue relates to higher facility and infrastructure related expenses, business related travel, communication and other expenses. An average increase in operational headcount of 3,600 employees and wage inflation also resulted in a higher cost of revenue for the first half of 2013 compared to the first half of 2012. The increase is also a result of a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) in the first half of 2013 compared to the first half of 2012, which is partially offset by a reduction in non-recoverable expenses.

Personnel expenses. Personnel expenses for the first half of 2013 were $447.5 million, up $66.9 million, or 17.6%, from the first half of 2012. $23.8 million of this increase is attributable to acquisitions completed during 2012 and 2013. To manage additional growth, our average operational headcount, excluding these acquisitions, increased by approximately 3,600 employees, or 7.5%, in the first half of 2013 compared to the first half of 2012. Wage inflation and a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) in the first half of 2013 compared to the first half of 2012 also contributed to the increase in the cost of revenue. As a result, personnel expenses as a percentage of net revenues increased from 42.1% in the first half of 2012 to 43.1% in the first half of 2013.

Operational expenses. As a component of cost of revenue, operational expenses for the first half of 2013 were $172.7 million, up $26.6 million, or 18.2%, from the first half of 2012. Of this increase, $12.4 million is attributable to acquisitions completed during 2012 and 2013. Additionally, in the first half of 2013, we expensed approximately $8.9 million in connection with expanding existing facilities and opening new delivery centers in China, India and Poland after the first half of 2012. The balance of the increase is attributable to a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) in the first half of 2013 compared to the first half of 2012. As a result, operational expenses as a percentage of net revenues increased from 16.2% in the first half of 2012 to 16.6% in the first half of 2013.

Depreciation and amortization expenses. As a component of cost of revenue, depreciation and amortization expenses for the first half of 2013 were $24.2 million, up $0.2 million, or 0.9%, from the first half of 2012. The depreciation on the expansion of certain existing facilities and the addition of new delivery centers was substantially offset by an increase in fully depreciated assets since the first half of 2012. Further, $0.6 million is attributable to acquisitions completed during 2012 and 2013. A higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) also contributed to the increase in the depreciation and amortization expenses. As a percentage of net revenues, depreciation and amortization expenses declined to 2.3% in the first half of 2013 from 2.7 % in the first half of 2012.

As a result of the foregoing, our gross profit increased by $41.8 million, or 11.9%, and our gross margin decreased from 39.0% in the first half of 2012 to 38.0% in the first half of 2013.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Six Months Ended June 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Personnel expenses	$150.5	$167.8	11.5%
Operational expenses	64.4	59.5	(7.5)%
Depreciation and amortization	4.4	4.3	(1.8)%

Selling, general and administrative expenses	$219.3	$231.6	5.6%

SG&A as a percentage of total net revenues	24.3%	22.3%

Selling, general and administrative expenses for the first half of 2013 were $231.6 million, up $12.4 million, or 5.6%, from the first half of 2012. $9.1 million of this increase is attributable to acquisitions completed during 2012 and 2013. Additionally, the hiring of sales personnel in our targeted vertical markets—Banking and Financial Services, Consumer Packaged Goods, Life Sciences and Healthcare and Business Services—along with the effect of wage inflation contributed to higher SG&A expenses. The increase is also a result of a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) in the first half of 2013 compared to the first half of 2012. This increase in expenses was partially offset by a net reduction in our headcount in the first half of 2013 along with a reduction in internal travel through optimal use of collaborative tools and efficiencies leading to lower general and administrative expenses in the first half of 2013. The first half of 2012 also included one-time legal and consultancy fees amounting to $2.2 million in connection with a change of shareholding and capital restructuring, which fees were partially offset by an expense of $1.1 million in the second quarter of 2013 resulting from the amendment of our debt facility.

Personnel expenses. Personnel expenses in the first half of 2013 were $167.8 million, up $17.3 million, or 11.5%, from the first half of 2012. $5.4 million of this increase is attributable to acquisitions completed during 2012 and 2013. Further, there was a 12.9% increase in sales team personnel expenses to support growth. Wage inflation also contributed to higher personnel expenses in the first half of 2013. This increase was partially offset by a decrease in stock-based compensation expenses from $13.5 million in the first half of 2012 to $12.4 million in the first half of 2013, resulting mainly from updated forfeiture rate assumptions made in the first half of 2013. The balance of the increase was the result of a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) in the first half of 2013 compared to the first half of 2012. This increase was partially offset by a net reduction in our headcount in the first half of 2013. As a percentage of net revenues, personnel expenses decreased from 16.7% in the first half of 2012 to 16.2% in the first half of 2013.

Operational expenses. Operational expenses as a component of SG&A expenses were $59.5 million in the first half of 2013, down $4.9 million, or 7.5%, from the first half of 2012. This decrease was in spite of the acquisitions completed during 2012 and 2013, which contributed $1.9 million to the increase in operational expenses in the first half of 2013. In addition, $1.1 million of expenses resulting from the amendment of our existing debt facility as described below in the note “Financial Condition” contributed to the increase in operational expenses in the first half of 2013. The opening of new delivery centers, the expansion of existing sites, and a reserve for doubtful debts of $3.0 million created in the first half of 2013 with respect to a client in China with an aged outstanding balance also resulted in an increase in operational expenses. However, this increase was more than offset by lower travel costs, more productive marketing spends, lower legal and consultancy costs and efficiencies in general and administrative spending in the first half of 2013. The first half of 2012 also included one-time legal and consultancy fees amounting to $2.2 million in connection with a change of shareholding and capital restructuring. As a result, operational expenses as a percentage of net revenues decreased from 7.1% in the first half of 2012 to 5.7% in the first half of 2013.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of SG&A expenses were $4.3 million in the first half of 2013, down $0.1 million from the first half of 2012. This decrease was in spite of an additional expense of $1.8 million resulting from the acquisitions completed during 2012 and 2013. The depreciation on the expansion of certain existing facilities and the addition of new delivery centers was more than offset by an increase in fully depreciated assets since the first half of 2012. In addition, a higher loss on our Indian rupee-U.S. dollar hedges (net of unhedged costs) contributed to an increase in depreciation and amortization expenses. As a result, depreciation and amortization expenses as a percentage of net revenues decreased from 0.5% in the first half of 2012 to 0.4% in the first half of 2013.

Amortization of acquired intangibles. Non-cash charges on amortization of acquired intangibles in the first half of 2012 were $11.7 million, up $0.6 million from the first half of 2012. The acquisitions completed during 2012 and 2013 resulted in an additional amortization expense of $1.5 million, which was partially offset by a decline in intangibles acquired during the Company’s 2004 reorganization of $2.1 million which were fully amortized after June 2012. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangible assets.

Other operating (income) expense, net. Net other operating income for the first half of 2013 was $1.1 million, down $0.4 million from the first half of 2012. In the first half of 2013, we recorded a non-recurring provision for impairment of $2.4 million against certain capital assets that are no longer strategic to the Company’s growth. This expense was offset by a gain of $2.3 million on account of a change in the fair value of earn-out consideration relating to the acquisitions of Empower, Triumph Companies and Atyati. The balance of the decrease is primarily attributable to lower income from shared services with GE due to lower usage of our delivery centers.

Income from operations. As a result of the foregoing factors, income from operations increased by $28.3 million to $151.9 million in the first half of 2013. As a percentage of net revenues, income from operations increased from 13.7% in the first half of 2012 to 14.6% in the first half of 2013.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange gain of $13.8 million in the first half of 2013, compared to a net foreign exchange gain of $18.3 million in the first half of 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from the further depreciation of the Indian rupee against the U.S. dollar in the first half of 2013 compared to the first half of 2012.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Six Months ended June 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
Interest income	$5.5	$9.8	77.1%
Interest expense	(7.0)	(22.7)	226.3%
Provision for loss on divestitures	—	(3.7)	NM *
Other income	0.6	1.0	54.9%

Other income (expense), net	$(0.8)	$(15.7)	1,801.6%

Other income (expense), net as a percentage of total net revenues	(0.1)%	(1.5)%

*	Not Measurable

We recorded net other expense of $15.7 million, up $14.8 million from the first half of 2012. This increase was primarily on account of an increase in interest expense of $15.8 million resulting from the amendment to our existing debt facility obtained in August 2012 with a consortium of financial institutions. As a result of the amendment, we expensed $3.1 million representing partial acceleration of the amortization of existing unamortized debt issuance costs and part of the additional fee paid to the lenders. Interest expense also increased by $12.6 million in the first half of 2013 compared to the first half of 2012 primarily on account of higher outstanding borrowings of $660.0 million as of June 30, 2013 compared to $88.5 million as of June 30, 2012. As a result of the amended borrowings, the weighted average rate of interest with respect to outstanding debt under our debt facility increased from 2.1% in the first half of 2012 to 4.1% in the first half of 2013. We also reserved an amount of $1.3 million and $2.3 million, respectively, on account of the planned divestiture or discontinuance of Clearbizz B.V. and Gantthead.com, Inc. Refer to “Divestitures” in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These increases were partially offset by higher interest income of $4.3 million mainly on account of higher cash deposits in India during the first half of 2013 compared to the first half of 2012.

Income before equity method investment activity, net, and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net, and income tax expense increased by $9.0 million. As a percentage of net revenues, income before equity method investment activity, net, and income tax expense decreased from 15.6% in the first half of 2012 to 14.5% in the first half of 2013.

Equity method investment activity, net. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia. In March 2013, we acquired the remaining equity interest in NGEN.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $9.1 million. As a percentage of net revenues, income before income tax expense decreased from 15.6% of net revenues in the first half of 2012 to 14.5% of net revenues in the first half of 2013.

Income tax expense. Our income tax expense decreased from $38.0 million in the first half of 2012 to $36.5 million in the first half of 2013, representing an effective tax rate of 24.8% in the first half of 2013, down from 27.6% in first half of 2012. This decrease was primarily driven by the growth of our operations in low tax and tax-exempt locations, primarily in India, and the impact of certain period items in the first half of 2013.

Net income. As a result of the foregoing factors, net income increased by $10.7 million from $103.1 million in the first half of 2012 to $113.7 million in the first half of 2013. As a percentage of net revenues, net income decreased from 11.4% of net revenues in the first half of 2012 to 10.9% of net revenues in the first half of 2013.

Net income attributable to noncontrolling interest. Noncontrolling interest primarily refers to the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the noncontrolling shareholders’ interest in the operation of Hello Communications (Shanghai) Co., Ltd. This represents the profits or losses associated with the noncontrolling interest in those operations. Net income attributable to noncontrolling interest decreased from $3.4 million in the first half of 2012 to $3.1 million in the first half of 2013. This decrease was primarily driven by the divestiture of Hello Communications (Shanghai) Co., Ltd in the first quarter of 2013 described in note 3B in Item 1 – Financial Statements.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $11.0 million from $99.6 million in the first half of 2012 to $110.6 million in the first half of 2013. As a percentage of net revenues, net income decreased from 11.0% of net revenues in the first half of 2012 to 10.6% in the first half of 2013.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2012 and June 30, 2013 is presented below:

	As of December 31, 2012	As of June 30, 2013	Percentage Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$459.2	$519.1	13.0%
Short-term borrowings	80.0	115.0	43.8%
Long-term debt due within one year	5.0	4.3	(14.7)%
Long-term debt other than the current portion	656.9	655.7	(0.2)%
Genpact Limited total shareholders’ equity	$1,168.4	$1,194.4	2.2%

Financial Condition

We finance our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

Our cash and cash equivalents were $519.1 million as of June 30, 2013, up from $459.2 million as of December 31, 2012. Our cash and cash equivalents as of June 30, 2013 were comprised of (a) $185.7 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $332.6 million in deposits with banks to be used for medium-term planned expenditure and capital requirements, and (c) $0.8 million constituting a restricted cash balance.

As of June 30, 2013, $508.2 million of the $519.1 million of cash and cash equivalents was held by our non-Bermuda subsidiaries and branch offices. We intend to either permanently reinvest $493.2 million of the cash held by our foreign subsidiaries or repatriate it in a tax-free manner. We have accrued U.S. taxes on the remaining cash of $15.0 million held by one of our foreign subsidiaries, which amount can be repatriated to the U.S. without accruing any additional U.S. tax expense. The Indian government has recently adopted changes to taxation on distributions from Indian companies that could affect our ability to repatriate undistributed and future earnings in a tax-free manner from our subsidiaries in India. We are evaluating the full implications and scope of the new distribution tax changes to determine how they may apply to us. Accordingly, the impact, if any, of the new legislation is presently unclear.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations as well as our growth and expansion. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our capital requirements include opening new delivery centers and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,		Percentage Change Increase/(Decrease)
	2012	2013
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$132.1	$107.7	(18.5)%
Investing activities	(84.5)	(72.5)	(14.2)%
Financing activities	(17.5)	41.6	337.3%

Net increase (decrease) in cash and cash equivalents	$30.0	$76.8	156.0%

Cash flows from operating activities. Our net cash generated from operating activities was $107.7 million in the first half of 2013, down $24.4 million from the first half of 2012. During the first half of 2012, an increase of $45.0 million in operating cash flows was related to a non-recurring receivable from one of our clients for certain contractual obligations, including upgrading facilities, infrastructure and technology used to service that client’s processes. Normalizing the cash flows for this receipt, our cash generated from operating activities increased by $20.6 million in the first half of 2013. This increase primarily resulted from a $39.1 million increase in our net income adjusted for amortization and depreciation and other non-cash items and was partially offset by a decrease in working capital as a result of a payment of interest on earn-out consideration in connection with certain acquisitions and the payment of annual bonuses in the first half of 2013.

Cash flows from investing activities. Our net cash used for investing activities was $72.5 million in the first half of 2013 compared to $84.5 million in the first half of 2012. This decrease in net cash used for investing activities was primarily due to lower payments for purchases of property, plant and equipment (net of sales proceeds) of $25.4 million in the first half of 2013, down from $41.3 million in the first half of 2012. This decrease was partially offset by the payment of $36.9 million, net of cash acquired, to acquire Accounting Plaza in the first half of 2012, compared to $46.1 million, net of cash acquired, paid for the acquisitions of the Jawood business and NGEN during the first half of 2013.

Cash flows from financing activities. Our net cash provided by financing activities was $41.6 million in the first half of 2013, compared to net cash used for financing activities of $17.5 million in the first half of 2012. This increase was primarily due to the amendment of the term loan and the revolving facility in June 2013. As a result of the amendment, we partly extinguished the outstanding term loan under the previous debt facility amounting to $118.0 million and obtained additional funding amounting to $121.4 million, resulting in a net inflow of $3.4 million. In addition, an incremental revolving debt facility amounting to $35.0 million was utilized in the first half of 2013. There was no corresponding utilization of a revolving facility in the first half of 2012. The balance of the increase is attributable to proceeds from the issuance of common shares under our stock-based compensation plans, which amounted to $27.5 million in the first half of 2013 compared to $3.8 million in the first half of 2012. The foregoing increases were partially offset by expenses of $7.9 million relating to the amendment of the debt facility in the first half of 2013 and the payment of earn-out and deferred consideration amounting to $3.0 million relating to the acquisitions of HPP, Akritiv and Empower. No such earn-out or deferred consideration was paid in the first half of 2012.

Financing Arrangements (Debt Facility)

Total long-term debt, excluding capital lease obligations, was $660.0 million as of June 30, 2013, compared to $661.9 million as of December 31, 2012.

In June 2013, we amended our existing debt facility obtained in August 2012 with a consortium of financial institutions. Under the amended facility, the applicable margin on the term loan and revolving debt facility has been reduced from 3.25% to 2.75% and 2.50%, respectively. In addition, the LIBOR floor on the term loan was reduced from 1% under the earlier facility to 0.75%

facility to 0.75% under the amended debt facility. As of the amendment date, the gross outstanding term loan amounted to $671.6 million. The amendment did not result in a substantial modification of $553.6 million of the outstanding term loan under the previous debt facility. Further, as a result of the amendment, we extinguished the outstanding term loan under the previous debt facility amounting to $118.0 million and obtained additional funding amounting to $121.4 million, increasing the total term loan outstanding to $675.0 million.

We finance our short-term working capital requirements through cash flow from operations and credit facilities from banks and financial institutions. As of June 30, 2013, short-term credit facilities available to the Company aggregated $250.0 million, which are governed by the same amended agreement as our refinanced long-term debt facility. There was no change in the overall borrowing capacity under the revolving loan facility as a result of the amendment. As of June 30, 2013, a total of $122.4 million was utilized, representing a funded drawdown of $115.0 million and non-funded drawdown of $7.4 million. The amendment of the revolving facility described above resulted in the accelerated amortization of $0.1 million relating to the existing unamortized debt issuance cost. The remaining unamortized costs related to the revolving facility and an additional third-party fee paid in connection with the amendment of the revolving facility will be amortized over the term of the amended revolving facility ending on August 30, 2017.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$115.1	$115.1	$—	$—	$—
- Principal payments	115.0	115.0
- Interest payments*	0.1	0.1
Long-term debt	803.4	28.1	41.9	55.0	678.4
- Principal payments	660.0	4.3	6.4	8.6	640.7
- Interest payments*	143.4	23.9	35.4	46.4	37.8
Capital leases	5.4	1.9	2.5	1.0	—
- Principal payments	4.2	1.4	2.0	0.8	—
- Interest payments	1.3	0.5	0.5	0.2	—
Operating leases	155.1	37.4	56.5	45.2	16.0
Purchase obligations	7.2	7.2	—	—	—
Capital commitments net of advances	3.2	3.2	—	—	—
Contingent Consideration	16.1	1.6	14.5	—	—
Other long-term liabilities	242.7	100.4	124.6	17.8	—

Total contractual cash obligations	$2,272.2	$440.0	$284.4	$175.0	$1,372.8

*	Our interest payments on short-term borrowings and long-term debt represent the estimated cash interest payments based on the prevailing interest rate as of June 30, 2013.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A —“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Furthermore, the Governments of India, the United States or other jurisdictions could enact new tax legislation, including anti-avoidance provisions, which would have a material adverse effect on our business, results of operations and financial condition. In 2012, the Indian government enacted anti-avoidance provisions, which are now proposed to be implemented with effect from April 1, 2015 onwards. More recently, the Indian government has enacted changes to taxation on distributions from Indian companies. The full implications and scope of the new anti-avoidance provisions, if implemented, and the recently enacted distribution tax changes, as well as how these changes may apply to us, are presently unclear. Our ability to repatriate surplus earnings from our delivery centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate or the cost of our services to our clients, or impose additional levels of tax upon us, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Form of Director Indemnity Agreement*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2012 and June 30, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2012 and June 30, 2013, (iv) Consolidated Statements of Equity for the six months ended June 30, 2012 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2013, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2013

GENPACT LIMITED

By: /s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By: /s/ MOHIT BHATIA
Mohit Bhatia
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Form of Director Indemnity Agreement*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2012 and June 30, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2012 and June 30, 2013, (iv) Consolidated Statements of Equity for the six months ended June 30, 2012 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2013, and (vi) Notes to the Consolidated Financial Statements.