Form 10-Q
period 2013-09-30
Genpact LTD
filed 2013-11-08
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2013

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of October 28, 2013 was 230,183,725.

Item 1.	Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2012	As of September 30, 2013
Assets
Current assets
Cash and cash equivalents	4	$459,228	$481,498
Accounts receivable, net	5	451,960	476,997
Accounts receivable from related party, net	5, 20	29	63
Short term deposits		18,292	17,505
Deferred tax assets	19	48,489	61,654
Prepaid expenses and other current assets		150,769	179,402

Total current assets		$1,128,767	$1,217,119
Property, plant and equipment, net	8	200,362	168,374
Deferred tax assets	19	91,383	102,878
Investment in equity affiliates	20	416	349
Customer-related intangible assets, net	9	84,748	79,250
Marketing-related intangible assets, net	9	21,585	20,628
Other intangible assets, net	9	6,054	7,054
Goodwill	9	956,064	950,424
Other assets		116,548	98,059

Total assets		$2,605,927	$2,644,135

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2012	As of September 30, 2013
Liabilities and equity
Current liabilities
Short-term borrowings	13	$80,000	$—
Current portion of long-term debt	14	4,982	4,256
Current portion of capital lease obligations		1,301	1,384
Accounts payable		18,652	15,281
Income taxes payable	19	22,304	58,936
Deferred tax liabilities	19	538	384
Accrued expenses and other current liabilities		390,041	401,476

Total current liabilities		$517,818	$481,717
Long-term debt, less current portion	14	656,879	654,664
Capital lease obligations, less current portion		2,533	2,736
Deferred tax liabilities	19	6,068	5,539
Other liabilities		250,848	297,955

Total liabilities		$1,434,146	$1,442,611

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 225,480,172 and 230,147,557 issued and outstanding as of December 31, 2012 and September 30, 2013, respectively		2,253	2,300
Additional paid-in capital		1,202,448	1,252,122
Retained earnings		281,982	462,857
Accumulated other comprehensive income (loss)		(318,272)	(517,791)

Genpact Limited shareholders’ equity		$1,168,411	$1,199,488
Noncontrolling interest		3,370	2,036

Total equity		$1,171,781	$1,201,524
Commitments and contingencies	22

Total liabilities and equity		$2,605,927	$2,644,135

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2012	2013	2012	2013
Net revenues
Net revenues from services—others		$490,987	$534,696	$1,393,780	$1,572,967
Net revenues from services—related party	20	170	190	487	571

Total net revenues		491,157	534,886	1,394,267	1,573,538

Cost of revenue
Services	15, 20	297,253	329,289	847,940	973,729

Total cost of revenue		297,253	329,289	847,940	973,729

Gross profit		$193,904	$205,597	$546,327	$599,809
Operating expenses:
Selling, general and administrative expenses	16, 20	118,536	117,005	337,794	348,632
Amortization of acquired intangible assets	9	6,014	5,867	17,094	17,603
Other operating (income) expense, net	17	(598)	(3,232)	(2,111)	(4,320)

Income from operations		$69,952	$85,957	$193,550	$237,894
Foreign exchange (gains) losses, net		13,220	(10,817)	(5,086)	(24,619)
Other income (expense), net	18	(14,932)	(3,454)	(15,755)	(19,104)

Income before Equity-method investment activity, net and income tax expense		$41,800	$93,320	$182,881	$243,409
Equity-method investment activity, net		(50)	(32)	(24)	(139)

Income before income tax expense		$41,850	$93,352	$182,905	$243,548
Income tax expense	19	15,239	21,921	53,239	58,403

Net Income		$26,611	$71,431	$129,666	$185,145
Net income attributable to noncontrolling interest		1,436	1,169	4,851	4,270

Net income attributable to Genpact Limited shareholders		$25,175	$70,262	$124,815	$180,875

Net income available to Genpact Limited common shareholders	12	$25,175	$70,262	$124,815	$180,875
Earnings per common share attributable to Genpact Limited common shareholders	12
Basic		$0.11	$0.31	$0.56	$0.79
Diluted		$0.11	$0.30	$0.55	$0.77
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		223,876,035	230,057,508	223,289,507	228,840,746
Diluted		230,195,834	236,336,924	228,516,391	235,095,660

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended September 30,				Nine months ended September 30,
	2012		2013		2012		2013
	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest	Genpact Limited Shareholders	Noncontrolling interest
Net Income	25,175	1,436	70,262	1,169	124,815	4,851	180,875	4,270
Other comprehensive income:
Currency translation adjustments	77,970	(157)	(44,370)	31	12,506	(256)	(136,108)	65
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	74,027	—	(33,963)	—	40,786	—	(63,411)	—

Other comprehensive income (loss)	$151,997	(157)	(78,333)	$31	$53,292	(256)	(199,519)	$65

Comprehensive income	177,172	1,279	(8,071)	1,200	178,107	4,595	(18,644)	4,335

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional		Accumulated Other	Non
	No. of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	controlling interest	Total Equity
Balance as of January 1, 2012	222,347,968	$2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683
Issuance of common shares on exercise of options (Note 11)	1,461,981	15	18,731	—	—	—	18,746
Issuance of common shares under the employee stock purchase plan (Note 11)	63,106	1	937	—	—	—	938
Net settlement on vesting of restricted share units (Note 11)	243,696	2	(1,748)	—	—	—	(1,746)
Distribution to noncontrolling interest	—	—	—	—	—	(3,961)	(3,961)
Stock-based compensation expense (Note 11)	—	—	22,856	—	—	—	22,856
Comprehensive income:
Net income	—	—	—	124,815	—	4,851	129,666
Other comprehensive income (loss)	—	—	—	—	53,292	(256)	53,036
Dividend (Note 21)	—	—	—	(501,620)	—	—	(501,620)

Balance as of September 30, 2012	224,116,751	$2,240	$1,186,979	$228,581	$(267,461)	$3,259	$1,153,598

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-	Retained	Accumulated Other Comprehensive	Non controlling
	No. of shares	Amount	in Capital	Earnings	Income (loss)	interest	Total Equity
Balance as of January 1, 2013	225,480,172	$2,253	$1,202,448	$281,982	$(318,272)	$3,370	$1,171,781
Issuance of common shares on exercise of options (Note 11)	3,784,851	38	33,979	—	—	—	34,017
Issuance of common shares under the employee stock purchase plan (Note 11)	81,040	1	1,371	—	—	—	1,372
Net settlement on vesting of restricted share units (Note 11)	305,382	3	(2,538)	—	—	—	(2,535)
Net settlement on vesting of performance units (Note 11)	496,112	5	(5,069)	—	—	—	(5,064)
Disposition of noncontrolling interest	—	—	—	—	—	(1,055)	(1,055)
Distribution to noncontrolling interest	—	—	—	—	—	(4,614)	(4,614)
Stock-based compensation expense (Note 11)	—	—	21,931	—	—	—	21,931
Comprehensive income:
Net income	—	—	—	180,875	—	4,270	185,145
Other comprehensive income (loss)	—	—	—	—	(199,519)	65	(199,454)

Balance as of September 30, 2013	230,147,557	$2,300	$1,252,122	$462,857	$(517,791)	$2,036	$1,201,524

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30
	2012	2013
Operating activities
Net income attributable to Genpact Limited shareholders	$124,815	$180,875
Net income attributable to noncontrolling interest	4,851	4,270

Net income	$129,666	$185,145

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	41,609	40,270
Amortization of debt issue costs (including loss on extinguishment of debt)	7,468	5,215
Amortization of acquired intangible assets	17,149	17,603
Reserve for doubtful receivables	2,780	8,919
Reserve for mortgage loans	107	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(1,307)	(5,646)
Equity-method investment activity, net	(24)	(139)
Stock-based compensation expense	22,856	21,931
Deferred income taxes	(9,297)	4,194
Others, net	2,287	5,872
Change in operating assets and liabilities:
Increase in accounts receivable	(45,209)	(30,613)
Increase in other assets	(64,645)	(35,014)
Decrease in accounts payable	(3,876)	(797)
Increase (Decrease) in accrued expenses and other current liabilities	29,994	(24,601)
Increase in income taxes payable	45,688	37,103
Increase in other liabilities	34,226	3,775

Net cash provided by operating activities	$209,472	$233,217

Investing activities
Purchase of property, plant and equipment	(60,141)	(37,061)
Proceeds from sale of property, plant and equipment	374	2,996
Investment in affiliates	(205)	—
Short term deposits placed	(25,638)	(55,259)
Redemption of short term deposits	25,638	51,955
Payment for business acquisitions, net of cash acquired	(53,931)	(49,235)
Proceeds from divestiture of business, net of cash divested (refer note 3C(a))	—	(1,049)

Net cash used for investing activities	$(113,903)	$(87,653)

Financing activities
Repayment of capital lease obligations	(1,684)	(1,284)
Proceeds from long-term debt	675,000	121,410
Repayment of long-term debt	(105,000)	(121,410)
Proceeds from Short-term borrowings	80,000	35,000
Repayment of Short-term borrowings	(252,350)	(115,000)
Proceeds from issuance of common shares under stock-based compensation plans	19,684	35,389
Payment for net settlement of stock-based awards	(1,746)	(7,599)
Payment of earn-out consideration	(587)	(3,868)
Cost incurred in relation to Debt amendment and refinancing	(14,438)	(8,104)
Distribution to noncontrolling interest	(3,961)	(4,614)
Dividend paid	(501,620)	—

Net cash used for financing activities	$(106,702)	$(70,080)

Effect of exchange rate changes	(2,384)	(53,214)
Net increase (decrease) in cash and cash equivalents	(11,133)	75,484
Cash and cash equivalents at the beginning of the period	408,020	459,228

Cash and cash equivalents at the end of the period	$394,503	$481,498

Supplementary information
Cash paid during the period for interest	$5,785	$25,484
Cash paid during the period for income taxes	$65,708	$52,805
Property, plant and equipment acquired under capital lease obligation	$1,955	$1,933

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

Nature of Operations

The Company is a global leader in transforming and running business processes and operations, including those that are complex and industry-specific. The Company’s mission is to help clients become more competitive by making their enterprises more intelligent through becoming more adaptive, innovative, globally effective and connected to their own clients. Genpact stands for Generating Impact – visible in better management of risk, regulations, costs and growth for hundreds of long-term clients, including more than 100 of the Fortune Global 500. The Company’s approach is distinctive – it offers an unbiased, agile combination of smarter processes, crystallized in its Smart Enterprise Processes (SEPSM) proprietary framework, along with analytics and technology, which limits upfront investments and enhances future adaptability. The Company has 60,000+ employees in 24 countries with key management and corporate offices in New York City. Behind the Company’s single-minded passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 15 years.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (“GE”). On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization,” GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders each sold 17,647,059 common shares. On March 24, 2010, the Company completed a secondary offering of its common shares pursuant to which GE’s shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder, although it continued to be a related party. During the year ended December 31, 2012, GE’s shareholding subsequently declined to less than 5.0%, as a result of which GE is no longer considered a related party.

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

On August 30, 2012, the Company terminated its previous credit facility of $380,000 and entered into a new credit facility of $925,000, to repay the previous credit facility, fund a portion of the special cash dividend, pay fees and expenses in connection with the foregoing and to provide for general corporate purposes of the Company, including working capital requirements. Net proceeds from the credit facility along with cash on hand were partially used to fund the dividend payment of $2.24 per share, or $501,620 in the aggregate, which was paid on all issued and outstanding common shares. In accordance with the terms of the Company’s stock-based compensation plans, in order to preserve the value of stock-based awards outstanding as of the record date, the Company reduced the exercise price per share of each outstanding stock option award and increased the number of shares in relation to all outstanding stock-based awards as of the record date of the special cash dividend. This transaction, together with other related transactions, is referred to as the “2012 Recapitalization.” In June 2013, the Company amended its credit facility with a consortium of financial institutions as described in Note 14.

The Company incurred expenses of approximately $23,464 for the 2012 Recapitalization excluding the fees associated with the previous credit facility and the new credit facility. Out of the total expenses of $23,464, $6,237 was incurred and recorded as a part of “selling, general and administrative expenses” in the Consolidated Statements of Income for the year ended December 31, 2012. The balance of the total expenses of approximately $17,227 relating to the share purchase transaction were incurred and accrued as of December 31, 2012 and reported as a part of “other income (expense), net” in the Consolidated Statements of Income for the year ended December 31, 2012. GA and OH, collectively, reimbursed $17,000 of the $17,227 to the Company on October 25, 2012 at the closing of the share purchase transaction in accordance with the letter agreement among the Company, GA and OH. This reimbursement was recorded as a part of “other income (expense), net” in the Consolidated Statements of Income for the year ended December 31, 2012.

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

The accompanying unaudited interim consolidated financial statements have been prepared on a consolidated basis and reflect the financial statements of Genpact Limited and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting. All intercompany transactions and balances are eliminated in consolidation.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on the quantitative impairment analysis the carrying value of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs the qualitative assessment of Goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. See note 9 for information and related disclosures.

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

In business combinations, where the fair value of identifiable tangible and intangible net assets purchased exceeds the cost of the acquired business, the Company recognizes the resulting gain under “Other operating (income) expense, net” in the Consolidated Statements of Income.

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 30% and 27% of receivables as of December 31, 2012 and September 30, 2013, respectively. GE accounted for 26% and 23% of revenues for the nine months ended September 30, 2012 and 2013, respectively, and for 26% and 22% of revenues for the three months ended September 30, 2012 and 2013, respectively.

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

(f) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period. The impact of such reclassifications on the consolidated financial statements is not material.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures

A. Acquisitions

(a) Third Pillar Systems, Inc.

On August 30, 2013, the Company acquired certain assets, including contracts, and assumed certain liabilities of Third Pillar Systems, Inc., a Nevada corporation (“Third Pillar”) for cash consideration of $2,500. As a part of the transaction, the Company also hired employees of Third Pillar. With this transaction, the Company has acquired an integrated set of processes and assets capable of independently providing returns to the Company. Third Pillar is a provider of software solutions for the commercial lending and leasing industry. There are no contingent consideration arrangements in connection with the acquisition. Of the cash consideration of $2,500, the Company has held back $225 in accordance with the terms of the asset purchase agreement.

This acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the allocation of purchase price based on the fair value of assets acquired and liabilities assumed as of the acquisition date:

Cash consideration	$2,500
Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets	$375
Intangible assets	298
Other non-current assets	24
Current liabilities	(200)
Total identifiable net assets acquired	$497
Goodwill	2,003
Total	$2,500

Through this transaction, the Company has acquired an end to end platform and processes to supplement its commercial lending and leasing portfolio, thereby strengthening the Company’s service offerings in this industry. Goodwill representing the excess of the purchase consideration over the net assets acquired is deductible for tax purposes and has been allocated to the India reporting unit. The above technology related intangible asset has an estimated useful life of 8 years.

(b) NGEN Media Services Private Limited

On March 28, 2013, the Company acquired the remaining 50% of the outstanding equity interest in NGEN Media Services Private Limited, a private limited company organized under the laws of India (“NGEN”), and thereby increased its interest from 50% to 100%, providing the Company control over NGEN as a wholly owned subsidiary. NGEN is engaged in the business of media services outsourcing.

The Company acquired the remaining 50% equity interest for cash consideration of $158. There are no contingent consideration arrangements in connection with the acquisition. The Company previously accounted for its 50% interest in NGEN as an equity method investment. The Company remeasured this equity interest to fair value at the acquisition date and recognized a loss of $5 in the Consolidated Statements of Income under “equity-method investment activity, net.”

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

The following table summarizes the consideration paid to acquire NGEN and the fair value of assets acquired and liabilities assumed as of the acquisition date, as well as the fair value of the Company’s existing investment in NGEN as of the acquisition date:

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

(c) Jawood Business Process Solutions, LLC and Felix Software Solutions Private Limited

On February 6, 2013, the Company acquired 100% of the outstanding membership interest in Jawood Business Process Solutions, LLC, a Michigan limited liability company (“Jawood”) for cash consideration of $51,000, subject to adjustment based on closing date net working capital, indebtedness and cash and cash equivalents. There are no contingent consideration arrangements in connection with the acquisition.

The transaction also included the acquisition of 100% of the outstanding shares of Felix Software Solutions Private Limited, a company organized under the laws of India (“Felix”), for cash consideration of $2,295, subject to adjustment based on closing date net working capital. There are no contingent consideration arrangements in connection with the acquisition of Felix.

Jawood and Felix (collectively referred to as the “Jawood business”) are, respectively, U.S. and India based providers of business consulting and information technology services to the healthcare payer industry. Felix is a key sub-contractor to Jawood. This transaction strengthens the Company’s solutions and services offerings in the healthcare payer market.

Pursuant to the terms of the acquisition agreements with the respective sellers, the purchase consideration for the Jawood business is comprised of the following:

Base purchase price	$53,295
Closing date net working capital adjustment	(3,821)
Closing date indebtedness adjustment	(2,202)
Closing date cash adjustment	1,304
Seller expenses	(1,379)
Total purchase price	$47,197

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

During the period ended September 30, 2013, the Company recorded a measurement period adjustment that resulted in a decrease in the purchase consideration by $1,089 with a corresponding change in goodwill. The measurement period adjustment did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period and, thus, were recorded during the period ended September 30, 2013. The total amount paid by the Company to acquire the Jawood business, net of cash acquired of $1,364 and including seller expenses amounting to $1,379, was $47,212.

The acquisition of the Jawood business has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of the Jawood business are recorded at fair value as of the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed as of the date of acquisition including measurement period adjustments:

Purchase price	$47,197
Acquisition related costs included in selling, general and administrative expenses	310
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,364
Current assets	6,477
Tangible fixed assets	704
Intangible assets	11,200
Other non-current assets	548
Current liabilities	(7,866)
Long term liabilities	(56)
Total identifiable net assets acquired	$12,371
Goodwill	34,826
Total	$47,197

Goodwill representing the excess of the purchase price over the net assets acquired has been allocated to the India reporting unit and is deductible for tax purposes to the extent of $32,656. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the expected pattern in which the economic benefits of the intangible assets will be consumed or otherwise realized. The value and estimated useful lives of the intangible assets are as follows:

	Value	Estimated useful life
Customer related intangible assets	$10,200	1 – 7 years
Marketing related intangible assets	1,000	1 – 5 years

The weighted average amortization period in respect of the acquired intangible assets is 6 years.

The results of operations of the Jawood business and the fair value of its assets and liabilities have been included in the Company’s Consolidated Financial Statements with effect from February 6, 2013, the date of acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

(d) Atyati Technologies Private Limited

On September 4, 2012, the Company acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited, an Indian private limited company (“Atyati”), a cloud-hosted technology platform provider for the rural banking sector in India. This acquisition gives the Company a platform-based banking solution for the rural and semi-rural consumer market.

The Company acquired Atyati for initial cash consideration of $19,368, subject to adjustment based on closing date final working capital. The acquisition agreement also provided for additional deferred consideration which had a discounted value of $2,539 and earn-out consideration (ranging from $0 to $14,372 based on gross profit for the year ending March 31, 2014) which had an estimated fair value of $1,487.

Pursuant to the terms of the acquisition agreement with the sellers, the purchase consideration is comprised of the following:

Cash consideration	$19,368
Acquisition date discounted value of deferred consideration	2,539
Acquisition date fair value of earn-out consideration	1,487
Working capital adjustment	—
Total purchase price	$23,394

During the period ended June 30, 2013, the Company recorded a measurement period adjustment which resulted in a decrease in the deferred tax asset of $827, an increase in other non-current assets of $194 and an increase in goodwill of $633. The measurement period adjustment did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period and, thus, were recorded during the period ended June 30, 2013.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Atyati were recorded at fair value as of the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed as of the date of acquisition including measurement period adjustments:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

Goodwill recorded in connection with the Atyati acquisition amounted to $13,939, representing the excess of the purchase price over the net assets (including deferred taxes) acquired, has been allocated to the India reporting unit and is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

The value and estimated useful lives of the intangibles are as follows:

	Value	Estimated useful life
Customer related intangibles	$5,408	4 – 9 years
Other intangibles	3,359	7 years

The weighted average amortization period in respect of the acquired intangible assets is 7 years. The results of operations of Atyati and the fair value of its assets and liabilities have been included in the Company’s Consolidated Financial Statements with effect from September 4, 2012, the date of acquisition.

(e) Triumph Engineering, Corp. and Triumph On-Demand, Inc.

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

During the period ended June 30, 2013, the Company recorded a measurement period adjustment which resulted in a decrease in the purchase consideration of $13 with a corresponding change in goodwill.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of the Triumph Companies were recorded at fair value as of the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed as of the date of acquisition:

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

3. Business acquisitions and divestitures (Continued)

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

(f) Accounting Plaza B.V.

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

The Company acquired Accounting Plaza for cash consideration of $38,698 subject to adjustments based on the transfer of pension funds, underfunding in pension funds, and sellers’ warranty breaches including certain other transactions and transaction costs. There are no contingent consideration arrangements in connection with the acquisition.

Pursuant to the terms of the acquisition agreement with the sellers, the purchase consideration is comprised of the following:

Base consideration	$38,698
Adjustment for transfer of pension funds	—
Adjustment for underfunding in pension funds	—
Adjustment for sellers warranty breaches and certain other transactions	—
Adjustment for transaction costs	—
Purchase consideration	$38,698

During the period ended March 31, 2013, the Company recorded a measurement period adjustment which resulted in a $107 increase in the purchase consideration with a corresponding increase in goodwill. The measurement period adjustment did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period and, thus, were recorded during the period ended March 31, 2013.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Accounting Plaza were recorded at fair value as of the date of acquisition. The following table summarizes the allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed as of the date of acquisition including measurement period adjustments:

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

The amortizable intangible assets acquired are being amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The value and estimated useful life of the intangible asset are as follows:

	Value	Estimated useful life
Customer related intangible	$13,138	3 – 10 years

The weighted average amortization period in respect of the acquired intangible assets is 7 years. The results of operations of Accounting Plaza and the fair value of the assets and liabilities have been included in the Company’s Consolidated Financial Statements with effect from April 25, 2012, the date of acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

B. Earn-out consideration and deferred consideration

The Company acquired Akritiv Technologies, Inc. (“Akritiv”), High Performance Partners, LLC (“HPP”), Empower Research, LLC (“Empower”), Atyati and the Triumph Companies on March 14, 2011, August 24, 2011, October 3, 2011, September 4, 2012 and August 17, 2012, respectively. The terms of the acquisition agreements for these business acquisitions provided for payment of additional earn-out consideration if certain future events or conditions are met. These earn-outs were recorded as liabilities based on their fair values as of the acquisition dates. The Company evaluates the fair value of earn-out consideration for the respective acquisitions for changes at each reporting period. As of September 30, 2013, the Company re-measured the fair value of such earn-out consideration with corresponding changes in the Consolidated Statements of Income as follows:

Decrease in fair value of earn-out consideration for Empower	$(145)
Decrease in fair value of earn-out consideration for Triumph Companies	(2,150)
Decrease in fair value of earn-out consideration for Atyati	(1,794)
Decrease in fair value of earn-out consideration for HPP	(363)
$(4,452)

Further, during the period ended September 30, 2013, the Company paid earn-out consideration of $85, $3,274 and $1,499 for HPP, Akritiv and Empower, respectively, due to the fulfillment of certain earn-out conditions set forth in the acquisition agreements. Additionally, during the period ended September 30, 2013, the Company paid deferred consideration of $811 to the Empower sellers pursuant to the terms of the acquisition agreement.

C. Divestitures

(a) Hello Communications (Shanghai) Co., Ltd.

On February 22, 2013, the Company completed the divestiture of Hello Communications (Shanghai) Co., Ltd., a subsidiary engaged in the business of providing offshore tele-sales and other voice-based support services to telecom carriers and IT/telecom equipment manufacturers in Asia, for cash consideration of $998 resulting in loss of $447. The expected loss on the sale was recorded within other income (expense), net in the Consolidated Statements of Income for the year ended December 31, 2012 and was not materially different from the actual realized loss. The balance of cash and cash equivalents of Hello Communications (Shanghai) Co., Ltd. on the date of sale was $2,047, resulting in a net cash outflow of $1,049. The results of operations of Hello Communications (Shanghai) Co., Ltd. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

(b) Clearbizz B.V.

On September 13, 2013, the Company completed the divestiture of Clearbizz, B.V., a subsidiary engaged in the business of providing electronic invoicing services in the Netherlands for cash consideration of $1 resulting in a loss of $1,184, which was recorded within other income (expense), net in the Consolidated Statements of Income. The results of operations of Clearbizz B.V. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

(c) Gantthead.com, Inc.

During the period ended June 30, 2013, the Company decided to divest or discontinue Gantthead.com, Inc., a subsidiary engaged in the business of operating an online technology portal for project management. An amount of $2,336 has been reserved within other income (expense), net in the Consolidated Statements of Income representing an estimated loss on the expected divestiture of Gantthead.com, Inc. The results of operations of Gantthead.com, Inc. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2012 and September 30, 2013 comprise:

	As of December 31, 2012	As of September 30, 2013
Deposits with banks	$283,660	$245,909
Other cash and bank balances	175,568	235,589

Total	$459,228	$481,498

Cash and cash equivalents as of December 31, 2012 and September 30, 2013 include restricted cash balances of $628 and $874, respectively. Restrictions primarily consist of margin balances against bank guarantees and deposits for foreign currency advances on which the bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the reserve for doubtful receivables recorded by the Company:

	As of December 31, 2012	As of September 30, 2013
Opening balance as of January 1	$8,704	$9,073
Additions due to acquisitions	184	—
Additions charged to cost and expense	3,878	8,919
Deductions	(3,693)	(3,473)

Closing balance	$9,073	$14,519

Accounts receivable were $461,062 and $491,579 and the reserves for doubtful receivables were $9,073 and $14,519, resulting in net accounts receivable balances of $451,989 and $477,060 as of December 31, 2012 and September 30, 2013, respectively. In addition, accounts receivable due after one year of $19,140 and $17,006 as of December 31, 2012 and September 30, 2013, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $64 and $63, and the reserve for doubtful receivables was $35 and $0, resulting in net accounts receivable balances of $29 and $63, as of December 31, 2012 and September 30, 2013, respectively.

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2012 and September 30, 2013:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements (Continued)

	As of September 30, 2013
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative Instruments (Note a)	$6,768	$—	$6,768	$—

Total	$6,768	$—	$6,768	$—

Liabilities
Derivative Instruments (Note b)	$277,459	$—	$277,459	$—

Total	$277,459	$—	$277,459	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The following table sets forth the reconciliation of loans held for sale that were outstanding as of September 30, 2012 but settled during the year ended December 31, 2012, which were measured at fair value using significant unobservable inputs:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Opening balance, net	$360	$469
Impact of fair value included in earnings	—	(108)
Settlements	—	(1)

Closing balance, net	$360	$360

The Company values its derivative instruments based on market observable inputs including both forward and spot prices for respective currencies. The quotes are taken from an independent market database.

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments, to hedge foreign currency assets and liabilities and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks or other financial institutions, and the Company considers the risk of non-performance by the counterparties not to be material. The forward foreign exchange contracts mature between zero and fifty-one months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2012	As of September 30, 2013	As of December 31, 2012	As of September 30, 2013
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,706,000	$1,472,000	$(160,432)	$(269,392)
United States Dollars (sell) Mexican Peso (buy)	8,400	12,300	306	(422)
United States Dollars (sell) Philippines Peso (buy)	58,800	56,850	2,237	(1,723)
Euro (sell) United States Dollars (buy)	79,501	45,134	(420)	(1,836)
Euro (sell) Hungarian Forints (buy)	9,968	5,598	(10)	51
Euro (sell) Romanian Leu (buy)	64,870	63,689	(645)	1,433
Japanese Yen (sell) Chinese Renminbi (buy)	26,214	29,573	1,451	2,046
Pound Sterling (sell) United States Dollars (buy)	92,165	74,149	(2,494)	(2,791)
Australian Dollars (sell) United States Dollars (buy)	60,626	59,450	(3,424)	1,943

			$(163,431)	$(270,691)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instruments agreements.
(b)	Balance sheet exposure is denominated in U.S. Dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

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

The fair value of the derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2012	As of September 30, 2013	As of December 31, 2012	As of September 30, 2013
Assets
Prepaid expenses and other current assets	$6,972	$4,790	$1,742	$318
Other assets	$1,931	$1,660	$—	$—
Liabilities
Accrued expenses and other current liabilities	$60,229	$99,486	$1,417	$11,402
Other liabilities	$112,430	$166,571	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax affect are summarized below:

	Three months ended September 30, 2012			Three months ended September 30, 2013			Nine months ended September 30, 2012			Nine months ended September 30, 2013
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(255,562)	$90,440	$(165,122)	$(207,373)	$73,239	$(134,134)	$(203,006)	$71,125	$(131,881)	$(163,756)	$59,070	$(104,686)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(15,813)	5,390	(10,423)	(23,185)	8,759	(14,426)	(22,654)	7,643	(15,011)	(44,070)	17,061	(27,009)
Changes in fair value of effective portion of outstanding derivatives, net	99,280	(35,676)	63,604	(75,420)	27,031	(48,389)	39,883	(14,108)	25,775	(139,922)	49,502	(90,420)

Gain (loss) on cash flow hedging derivatives, net	115,093	(41,066)	74,027	(52,235)	18,272	(33,963)	62,537	(21,751)	40,786	(95,852)	32,441	(63,411)

Closing balance as of September 30	$(140,469)	$49,374	$(91,095)	$(259,608)	$91,511	$(168,097)	$(140,469)	$49,374	$(91,095)	$(259,608)	$91,511	$(168,097)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effect on financial performance are summarized below:-

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2012	2013		2012	2013	2012	2013		2012	2013	2012	2013
Forward foreign exchange contracts	$39,883	$(139,922)	Revenue	$(1,144)	$2,590	$(3,587)	$5,957	Foreign exchange (gains) losses, net	$—	$—	—	—
			Cost of revenue	(11,614)	(20,801)	(15,025)	(40,417)
			Selling, general and administrative expenses	(3,055)	(4,974)	(4,042)	(9,610)

	$39,883	$(139,922)		$(15,813)	$(23,185)	$(22,654)	$(44,070)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2012	2013	2012	2013
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(10,588)	$11,359	$(9,002)	$20,944

		$(10,588)	$11,359	$(9,002)	$20,944

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and inter-company borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2012	As of September 30, 2013
Property, plant and equipment, gross	$513,540	$486,112
Less: Accumulated depreciation and amortization	(313,178)	(317,738)

Property, plant and equipment, net	$200,362	$168,374

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2012 and 2013 was $33,754, and $35,164, respectively, and for the three months ended September 30, 2012 and 2013 was $11,332 and $11,747, respectively. The amount of computer software amortization for the nine months ended September 30, 2012 and 2013 was $8,840, and $7,541, respectively, and for the three months ended September 30, 2012 and 2013 was $2,881 and $2,438, respectively.

The above depreciation and amortization expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $985 and $2,435 for the nine months ended September 30, 2012 and 2013, respectively, and $750 and $1,233 for the three months ended September 30, 2012 and 2013, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2012 and nine months ended September 30, 2013:

	As of December 31, 2012	As of September 30, 2013
Opening balance	$925,339	$956,064
Goodwill relating to acquisitions consummated during the period	43,265	37,918
Adjustment to preliminary purchase accounting for acquisitions	(3,213)	(362)
Effect of exchange rate fluctuations	(9,327)	(43,196)

Closing balance	$956,064	$950,424

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Goodwill and intangible assets (Continued)

The total amount of goodwill deductible for tax purposes is $6,779 and $39,260 as of December 31, 2012 and September 30, 2013, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2012			As of September 30, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$291,735	$206,987	$84,748	$286,716	$207,466	$79,250
Marketing-related intangible assets	40,386	18,801	21,585	40,654	20,026	20,628
Contract-related intangible assets	1,182	1,182	—	1,028	1,028	—
Other intangible assets	7,069	1,015	6,054	9,075	2,021	7,054

	$340,372	$227,985	$112,387	$337,473	$230,541	$106,932

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2012 and 2013 were $17,094 and $17,603, respectively, and for the three months ended September 30, 2012 and 2013 were $6,014 and $5,867, respectively. Intangible assets recorded for the 2004 Reorganization include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 Reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the nine months ended September 30, 2012 and 2013 was $55 and $0, respectively, and for the three months ended September 30, 2012 and 2013 was $17 and $0, respectively, and has been reported as a reduction of revenue.

10. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. In addition, in accordance with Mexican law, the Company provides termination benefits to all of its Mexican employees. In addition, certain of the Company’s subsidiaries in the Philippines and Japan have sponsored defined benefit retirement programs.

Net defined benefit plan costs for the three months and nine months ended September 30, 2012 and 2013 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Service costs	$693	$1,528	$2,667	$3,274
Interest costs	331	869	1,246	1,756
Amortization of actuarial loss	193	200	532	650
Expected return on plan assets	(187)	(298)	(599)	(727)

Net Gratuity Plan costs	$1,030	$2,299	$3,846	$4,953

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Employee benefit plans (Continued)

Defined contribution plans

During the three months and nine months ended September 30, 2012 and 2013, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
India	$3,450	$3,446	$10,367	$10,935
U.S.	696	620	2,462	2,561
U.K.	345	405	1,096	1,352
Hungary	6	6	52	18
China	3,092	3,899	8,670	10,781
Mexico	4	3	25	23
Morocco	33	20	122	71
South Africa	82	46	246	172
Hong Kong	10	4	27	15
Philippines	5	3	11	11
Singapore	—	2	—	8
Netherlands	411	345	840	1,427
Japan	107	611	320	1,577

Total	$8,241	$9,410	$24,238	$28,951

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

Further, as of December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan had been increased by 6,314,496 shares as a result of the termination, expiration or forfeiture of options granted under the Company’s stock incentive plans other than the 2007 Omnibus Plan. In accordance with the anti-dilutive provisions of the 2005 Plan, 2006 Plan, 2007 Plan and 2007 Omnibus Plan, the Company adjusted both the exercise price and the number of stock-based awards outstanding as of the record date of the special cash dividend. The aggregate fair value, intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments. Therefore, in accordance with the equity restructuring guidance under ASC 718, Compensation-Stock Compensation, no incremental compensation expense was recognized for the adjustment to the outstanding stock-based awards as a result of the special cash dividend.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

The stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2012 and 2013 were $22,745 and $21,761 respectively, and for the three months ended September 30, 2012 and 2013, were $5,579 and $ 5,258 respectively. Stock-based compensation costs for the nine months and three months ended September 30, 2013 have been reduced by $1,670 due to a change in the probability of achievement of the performance conditions for outstanding performance units. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the nine months ended September 30, 2013. No options were granted in the nine months ended September 30, 2012.

Nine months ended September 30, 2013
Dividend Yield	0%
Expected life (in months)	84
Risk free rate of interest	1.55%
Volatility	39.39%

A summary of options activity during the nine months ended September 30, 2013 is set out below:

	Nine months ended September 30, 2013
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2013	12,413,298	$9.29	4.2
Granted	3,483,000	19.35
Forfeited	(63,056)	10.47
Expired	(67,978)	13.79
Exercised	(3,784,851)	8.76		38,149

Outstanding as of September 30, 2013	11,980,413	$12.35	5.32	$80,652

Vested as of September 30, 2013 and expected to vest thereafter (a)	11,596,240	$12.07	5.32	$80,471
Vested and Exercisable as of September 30, 2013	7,547,192	$9.27	3.24	$72,524
Weighted average grant date fair value of grants during the period	$19.35

(a)	Options expected to vest reflect an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Stock-based compensation (Continued)

As of September 30, 2013, the total remaining unrecognized stock-based compensation costs for options expected to vest amounted to $25,728, which will be recognized over the weighted average remaining requisite vesting period of 4.0 years.

Restricted Share Units

The Company has granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of grant. The RSUs granted to date have vesting schedules of six months to four years. The compensation expense is recognized on a straight line basis over the vesting term.

A summary of RSUs granted during the nine months ended September 30, 2013 is set out below:

	Nine months ended September 30, 2013
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2013	1,688,402	$13.74
Granted	91,623	19.52
Vested*	(294,451)	14.49
Forfeited	(190,665)	13.62

Outstanding as of September 30, 2013	1,294,909	$14.00

Expected to vest (a)	1,165,351

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
*	Vested RSUs have been net settled upon vesting by issuing 188,966 shares (net of minimum statutory withholding taxes).

During the year ended December 31, 2011, 102,000 RSUs vested, the shares in respect of which were issued in January 2013 (100,800 shares, net of minimum statutory withholding taxes). Shares in respect of an additional 13,719 RSUs reflecting an adjustment to 102,000 vested RSUs on account of the special cash dividend were issued in January 2013 (13,557, net of minimum statutory withholding taxes).

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

As of September 30, 2013, the total remaining unrecognized stock-based compensation costs related to RSUs amounted to $12,427, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.

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

A summary of PUs activity during the nine months ended September 30, 2013 is set out below:

	Nine months ended September 30, 2013
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2013	3,041,511	$13.26	4,402,597
Granted	2,025,090	18.57	3,694,635
Vested	—	—	—
Forfeited	(200,654)	15.13	(256,064)
Addition due to achievement of higher than target performance goals*	297,911	17.50
Reduction due to achievement of lower than maximum performance goals**			(373,702)

Outstanding as of September 30, 2013	5,163,858	$15.51	7,467,466

Expected to vest (a)	2,542,867

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate
*	Represents the additional award of 22.2% of the target shares on account of the achievement of higher than target performance for the PUs granted in March 2012.
**	Represents a 27.8% reduction in the maximum shares eligible to vest on account of the certification of the performance goals for the PUs granted in 2012.

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

As of September 30, 2013, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $9,429, which will be recognized over the weighted average remaining requisite vesting period of 1.1 years.

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

For the August 2010 performance grant to the Company’s former CEO, who assumed the role of Non-Executive Vice-Chairman as of June 17, 2011, in addition to the modification made to the performance metrics from revenue and EBITDA growth to revenue and adjusted operating income growth, because the award vests based on annual performance targets whereas the awards to other employees vest based on average performance over three years, the performance targets have been revised to make them consistent with the performance unit grants made to other employees in the first quarter of 2011.

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

Under the 2007 Omnibus Plan, the definition of change of control includes the acquisition by any person, corporation or other entity or group other than GA, OH, GE or any of their affiliates of 25% or more of the voting securities of the Company. The purchase by Bain Capital of Company shares from GA and OH would have constituted a change of control under the 2007 Omnibus Plan resulting in (1) accelerated vesting of the PUs granted in August 2010 to the former CEO (who since assumed the role of Non-Executive Vice-Chairman) and the PUs granted to the Company’s Chief Executive Officer in June 2011 and March 2012, (2) “double-trigger” vesting of the outstanding PUs granted in March 2010 and March 2011 based on an abbreviated performance period ending with the close of the Company’s fiscal quarter coincident with or immediately preceding the effective date of the Change of Control in the event of a termination without cause in the twenty-four months following a change of control and (3) “double-trigger” vesting of the outstanding PUs granted in March 2012 based on target performance in the event of a termination without cause in the twenty-four months following a change of control. However, because the Board of Directors determined that the Bain transaction was not the type of transaction intended to constitute a change of control, the 2007 Omnibus Plan was amended to provide that the contemplated transaction among Bain Capital, GA and OH would not constitute a change of control thereunder. In addition, the CEO and Non-Executive Vice-Chairman waived any accelerated vesting of their PUs and the affected employees consented to the amendment of the change of control definition. As a result of the foregoing, all PUs will continue to vest in accordance with their original terms.

The amendment to the 2007 Omnibus Plan was a modification to the PUs effective as of October 25, 2012, as a result of which 123 employees were affected and an incremental compensation cost of $5,500 was determined and will be recognized over a weighted average period of 1.85 years. The incremental compensation cost due to modification was a result of considering the original performance period for the determination of expected vesting compared to the abbreviated performance period for 2010 and 2011 grants and vesting at target for 2012 performance grants.

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

During the nine months ended September 30, 2012 and 2013, the number of common shares issued under the ESPP was 63,106 and 81,040, respectively.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the nine months ended September 30, 2012 and 2013 was, $111 and $170, respectively, and for the three months ended September 30, 2012 and 2013, was $34 and $54, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

The number of stock options outstanding but not included in the computation of diluted earnings per common share because the effect was anti-dilutive is 4,366,422 and 2,327,000 for the nine months ended September 30, 2012 and 2013, respectively, and is 285,000 and 3,483,000 for the three months ended September 30, 2012 and 2013, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Net income available to Genpact Limited common shareholders	$25,175	$70,262	$124,815	$180,875
Weighted average number of common shares used in computing basic earnings per common share	223,876,035	230,057,508	223,289,507	228,840,746
Dilutive effect of stock-based awards	6,319,799	6,279,416	5,226,884	6,254,914

Weighted average number of common shares used in computing dilutive earnings per common share	230,195,834	236,336,924	228,516,391	235,095,660

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.11	$0.31	$0.56	$0.79
Diluted	$0.11	$0.30	$0.55	$0.77

13. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2012 and September 30, 2013, the limits available were $18,489 and $16,393, respectively out of which $5,942 and $6,686 was utilized, representing non-funded drawdown.

(b)	A fund-based and non–fund-based revolving credit facility of $260,000 acquired in May 2011 was fully prepaid and terminated on August 30, 2012 as described in note 14 below.

(c)	A fund-based and non-fund-based revolving credit facility of $250,000 initially acquired in August 2012 was amended in June 2013 as described in note 14 below. A part of this amount was initially used for funding the special cash dividend paid in September 2012 and for the acquisition of Jawood in February 2013. As of December 31, 2012 and September 30, 2013, a total of $87,439 and $4,397, respectively, was utilized representing a funded drawdown of $80,000 and $0, respectively, and a non-funded drawdown of $7,439 and $4,397, respectively. This facility expires in August 2017 and the funded drawdown bears interest at LIBOR plus a margin of 2.50% as of September 30, 2013 compared to a margin of 3.25% as of December 31, 2012. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets and the credit agreement contains certain covenants, including a maximum leverage covenant that becomes effective only if the revolving facility is drawn for $50,000 or more. For the nine months ended September 30, 2013, the Company is in compliance with all of the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Long-term debt

In May 2011, the Company obtained credit facilities aggregating $380,000 from a consortium of financial institutions to finance in part the acquisition of Headstrong and for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provided for a $120,000 term loan and a $260,000 revolving credit facility. On August 30, 2012, the Company fully prepaid and terminated the $380,000 credit facility.

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

In June 2013, the Company amended this credit facility. Under the amended facility, the applicable margin on the term loan and the revolving credit facility has been reduced from 3.25% p.a. to 2.75% p.a. and 2.50% p.a., respectively. In addition, the LIBOR floor on the term loan was reduced from 1% under the earlier facility to 0.75% under the amended facility. As of the amendment date, the gross outstanding term loan amounted to $671,625. The amendment did not result in a substantial modification of $553,589 of the outstanding term loan under the previous credit facility. Further, as a result of the amendment, the Company extinguished the outstanding term loan under the previous credit facility amounting to $118,036 and obtained additional funding amounting to $121,410, increasing the total term loan outstanding to $675,000. As a result, the Company expensed $3,103 representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to lenders in respect of the extinguished amount. The overall borrowing capacity under the revolving facility did not change. The amendment of the revolving facility resulted in accelerated amortization of $54 relating to the existing unamortized debt issuance cost. The remaining unamortized costs and an additional third party fee paid in connection with the amendment of the term loan and revolving facility will be amortized over the term of the term loan and revolving facility ending on August 30, 2019 and August 30, 2017, respectively.

As of December 31, 2012 and September 30, 2013, the outstanding term loan, net of a debt amortization expense of $11,452 and $14,392, was $661,861 and $658,920 respectively. As of December 31, 2012, the term loan bears interest at LIBOR (LIBOR floor of 1%) plus an applicable margin of 3.25% p.a. As of September 30, 2013, the term loan bears interest at LIBOR (LIBOR floor of 0.75%) plus an applicable margin of 2.75% p.a. Indebtedness under the loan agreement is secured by certain assets. The amount outstanding on the term loan as of September 30, 2013 will be repaid through quarterly payments of 0.25% of the principal amount of $675,000, and the balance will be repaid upon the maturity of the term loan on August 30, 2019.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year Ended	Amount
2013	$1,056
2014	$4,263
2015	$4,288
2016	$4,306
2017	$4,338
2018	$4,363
2019	$636,306

$658,920

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Personnel expenses	$203,011	$223,976	$583,649	$671,518
Operational expenses	82,227	93,235	228,256	265,894
Depreciation and amortization	12,015	12,078	36,035	36,317

	$297,253	$329,289	$847,940	$973,729

16. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Personnel expenses	$80,421	$83,580	$230,917	$251,379
Operational expenses	35,916	31,318	100,318	90,865
Depreciation and amortization	2,199	2,107	6,559	6,388

	$118,536	$117,005	$337,794	$348,632

17. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Other operating (income) expense	$(789)	$(1,051)	$(2,302)	$(2,260)
Provision for impairment of capital work in progress / property, plant and equipment	2,121	—	2,121	2,392
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	(1,930)	(2,181)	(1,930)	(4,452)

Other operating (income) expense, net	$(598)	$(3,232)	$(2,111)	$(4,320)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

18. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Interest income	$2,455	$4,355	$7,965	$14,114
Interest expense*	(11,022)	(8,134)	(17,987)	(30,861)
Provision (created) reversed for loss on divestitures	—	141	—	(3,520)
Other income (expense)**	(6,365)	184	(5,733)	1,163

Other income (expense), net	$(14,932)	$(3,454)	$(15,755)	$(19,104)

*	Three months ended September 30, 2012 and 2013 include $5,534 and $0, respectively, and nine months ended September 30, 2012 and 2013 include $5,534 and $3,157, respectively, representing acceleration of the amortization of debt issuance costs relating to the prepayment and termination of the previous credit facility in August 2012 and amendment of the new credit facility in June 2013, respectively, as described in Note 14.
**	Three months and nine months ended September 30, 2012 include $6,607, representing 2012 recapitalization expenses, as described in Note 1.

19. Income taxes

The Company determines the tax provision for interim periods using an estimate of annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate in the third quarter of 2013 and for the nine months ended September 30, 2013 is 23.8% and 24.4% respectively, down from 37.7% in the third quarter of 2012 and 29.9% for the nine months ended September 30, 2012. This decrease was primarily driven by the growth of operations in low tax and tax-exempt locations, primarily in India, and the impact of certain period items in the third quarter of 2012. In the third quarter of 2012, the Company incurred recapitalization expenses which were largely non-deductible as well as withholding taxes of $2,300.

As of December 31, 2012, the Company had unrecognized tax benefits amounting to $21,024 including an amount of $20,871 that, if recognized, would impact the effective tax rate.

The following table summarizes the activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2013 to September 30, 2013:

Opening Balance at January 1, 2013	$21,024
Increase related to prior year tax positions, including recorded against goodwill	1,503
Decrease related to prior year tax positions	(719)
Increase related to current year tax positions	1,217
Effect of exchange rate changes	(2,036)

Closing Balance at September 30, 2013	$20,989

The unrecognized tax benefits as of September 30, 2013 include an amount of $20,831 that, if recognized, would impact the effective tax rate. As of December 31, 2012 and September 30, 2013, the Company has accrued approximately $3,423 and $3,841, respectively, in interest relating to unrecognized tax benefits.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Related party transactions

Related party transactions during the year ended December 31, 2012 included transactions with a client who had a significant interest in the Company. During the year ended December 31, 2012, such interest decreased to less than 5% of the Company’s outstanding shares and therefore such client is no longer a related party. The Company has also entered into related party transactions with its non-consolidating affiliates and a client in which one of the Company’s directors has a controlling interest. During the nine months ended September 30, 2013, the Company acquired the remaining equity interest in one of its non-consolidating affiliates, which is now a wholly owned subsidiary as described in note 3A(b). The Company has also entered into related party transactions with an affiliate of a significant shareholder of the Company.

The related party transactions can be categorized as follows:

Revenue from services

For the nine months ended September 30, 2012, the Company recognized net revenues of $143, and for the three months ended September 30, 2012, the Company recognized net revenues of $53, from a client in which one of the Company’s directors has a controlling interest.

For the nine months ended September 30, 2012, the Company recognized net revenues of $344, and for the three months ended September 30, 2012, the Company recognized net revenues of $117, from a client who had a significant interest in the Company.

For the nine months ended September 30, 2013, the Company recognized net revenues of $571, and for the three months ended September 30, 2013, the Company recognized net revenues of $190, from a client who is an affiliate of a significant shareholder of the Company.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included in cost of revenue. For the nine months ended September 30, 2012 and 2013, cost of revenue includes an amount of $1,754 and $1,527, respectively, and for the three months ended September 30, 2012 and 2013, cost of revenue, includes an amount of $670 and $563, respectively.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included in selling, general and administrative expenses. For the nine months ended September 30, 2012 and 2013, selling, general and administrative expenses includes an amount of $408 and $356, respectively, and for the three months ended September 30, 2012 and 2013, selling, general and administrative expenses includes an amount of $198 and $135, respectively.

Investment in equity affiliate

During the nine months ended September 30, 2012, the Company made an investment of $205 in its non-consolidating affiliates, and for the three months ended September 30, 2012, the Company made an investment of $0 in its non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

21. Dividend

On August 30, 2012, the Company declared a special cash dividend of $2.24 per share, or approximately $501,620. The special cash dividend was paid on September 24, 2012 to shareholders of record as of the close of business on September 10, 2012. Further, in accordance with the terms of the Company’s stock-based compensation plans, in order to preserve the value of the stock-based awards outstanding as of the record date, the Company reduced the exercise price per share of each outstanding stock option award and increased the number of shares in relation to the outstanding stock-based awards as of the record date of the special cash dividend.

22. Commitments and contingencies

Capital commitments

As of December 31, 2012 and September 30, 2013, the Company has committed to spend $3,965 and $4,772, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding bank guarantees amounting to $13,381 and $11,083 as of December 31, 2012 and September 30, 2013, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

Other commitments

The Company’s business process delivery centers in India are 100% Export Oriented units or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

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

•

fluctuations in exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Guatemalan quetzal, Mexican peso, Moroccan dirham, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Thai baht, Kenyan shilling, Czech koruna, Canadian dollar, Colombian peso, Norwegian krone, Peruvian nuevo and Saudi Arabian riyal;

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

Overview

Genpact Limited (NYSE: G) is a global leader in transforming and running business processes and operations, including those that are complex and industry-specific. Our mission is to help clients become more competitive by making their enterprises more intelligent through becoming more adaptive, innovative, globally effective and connected to their own clients. Genpact stands for Generating Impact – visible in tighter cost management as well as better management of risk, regulations and growth for hundreds of long-term clients including more than 100 of the Fortune Global 500. Our approach is distinctive – we offer an unbiased, agile combination of smarter processes, crystallized in our Smart Enterprise Processes (SEPSM) proprietary framework, along with analytics and technology, which limits upfront investments and enhances future adaptability. We have global critical mass – 60,000+ employees in 24 countries with key management and corporate offices in New York City – while remaining flexible and collaborative, and a management team that drives client partnerships personally. Our history is unique – behind our single-minded passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 15 years.

In the quarter ended September 30, 2013, we had net revenues of $534.9 million, of which $416.9 million, or 77.9%, was from clients other than GE, which we refer to as Global Clients, with the remaining $118.0 million, or 22.1%, of net revenues coming from GE.

In the 12 months ending September 30, 2013, 52 client relationships each contributed revenues of $5 – $15 million, up from 42 such relationships as of September 30, 2012, 13 client relationships each contributed revenues of $15 – $25 million, up from 11 such relationships as of September 30, 2012 and 12 client relationships each contributed revenues of $25 million or more, up from 11 such client relationships as of September 30, 2012.

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

Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities, other assets or a combination of these as consideration.

In August 2013, we acquired certain assets, including contracts, and assumed certain liabilities of Third Pillar Systems, Inc. (“Third Pillar”) for cash consideration of $2.5 million. As a part of the transaction, we also hired employees of Third Pillar. Third Pillar is a provider of software solutions for the commercial lending and leasing industry. This acquisition gives us the ability to provide an end-to-end platform and processes for the commercial lending and leasing industry. Goodwill arising from the acquisition amounted to $2.0 million and has been allocated to our India reporting unit.

In March 2013, we increased our interest in NGEN Media Services Private Limited (“NGEN”) to 100% from 50%, making NGEN a wholly-owned subsidiary. We acquired the 50% equity interest for cash consideration of $0.2 million. NGEN is engaged in the business of media services outsourcing.

In February 2013, we completed the acquisition of 100% of the outstanding equity interests in each of Jawood Business Process Solutions, LLC (“Jawood”) and Felix Software Solutions Private Limited (“Felix”), providers of business consulting and information technology services to the healthcare payer industry. Felix had been a key sub-contractor to Jawood. This transaction strengthens our solutions and services offerings in the healthcare payer market. The total purchase consideration for the acquisition of Jawood and Felix (collectively referred to as the “Jawood Business”) was $47.2 million. Goodwill arising from the acquisition amounted to $34.8 million and has been allocated to our India reporting unit.

In September 2012, we acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited (“Atyati”), a cloud-hosted technology platform provider for the rural banking sector in India, which gives us access to this rapidly growing segment as well as some strategic India client relationships, for initial cash consideration of $19.4 million subject to adjustment based on the closing date final working capital amount. The acquisition agreement also provides for additional deferred consideration which has a discounted value of $2.5 million and earn-out consideration (ranging from $0 to $14.4 million based on gross profit for the year ending March 31, 2014) which had an estimated fair value of $1.5 million as of the date of acquisition. Goodwill arising from the acquisition amounted to $13.9 million and has been allocated to our India reporting unit.

In August 2012, we acquired 100% of the outstanding equity interest in Triumph Engineering, Corp. and Triumph On-Demand, Inc. (collectively, the “Triumph companies”), U.S.-based providers of engineering services to the aviation, energy, and oil and gas industries, giving us engineering services capabilities for the heavy manufacturing industry, for initial cash consideration of $3.6 million, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement also provided for additional deferred consideration, which has a discounted value of $0.4 million, and earn-out consideration (ranging from $0 to $4.5 million based on gross profit for the years ending December 31, 2013 and 2014), which had an estimated fair value of $3.3 million as of the date of acquisition. Goodwill arising from the acquisition amounted to $4.5 million and has been allocated to our India reporting unit.

In April 2012, we acquired 100% of the outstanding equity interest in Accounting Plaza B.V. (“Accounting Plaza”), a provider of finance and accounting, human resources and PeopleSoft ERP services, to give us domain expertise in the retail industry and significantly expand our European presence, for cash consideration of $38.7 million subject to adjustments based on the transfer of pension funds, underfunding in pension funds and sellers warranty breaches, including certain other transactions and transaction costs. There are no contingent consideration arrangements in connection with the acquisition. Goodwill arising from the acquisition amounted to $25.5 million and has been allocated to our Europe reporting unit.

Divestitures

In February 2013, we completed the divestiture of Hello Communications (Shanghai) Co. Ltd., a subsidiary engaged in the business of providing offshore tele-sales and other voice-based support services to telecom carriers and IT/telecom equipment manufacturers in Asia. The divestiture was made for cash consideration of $1.0 million, resulting in a loss of $0.4 million. The results of operations of Hello Communications (Shanghai) Co., Ltd. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

In September 2013, we completed the divestiture of one of our subsidiaries, Clearbizz B.V, which is engaged in the business of providing electronic invoicing services in the Netherlands, and was acquired as a part of the acquisition of Accounting Plaza. The divestiture resulted in a loss of $1.2 million. The results of operations of Clearbizz B.V. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

In the quarter ended June 30, 2013, we decided to either divest or discontinue one of our subsidiaries, Gantthead.com, Inc., an online technology portal for project management, which was acquired as a part of the acquisition of Headstrong. An amount of $2.3 million has been reserved within other income (expense), net, representing estimated loss on the expected divestiture or discontinuance of Gantthead.com, Inc. in the Consolidated Statements of Income. The results of operations of Gantthead.com, Inc. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

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

Results of Operations

The following table sets forth certain data from our Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2013.

					Percentage Change Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2013 vs. 2012	Nine months ended September 30, 2013 vs. 2012
	2012	2013	2012	2013
	(dollars in millions)		(dollars in millions)
Net revenues—GE	$125.3	$118.0	$367.4	$356.7	(5.8)%	(2.9)%
Net revenues—Global Clients	365.8	416.9	1,026.8	1,216.9	14.0%	18.5%

Total net revenues	491.2	534.9	1,394.3	1,573.5	8.9%	12.9%

Cost of revenue	297.3	329.3	847.9	973.7	10.8%	14.8%
Gross profit	193.9	205.6	546.3	599.8	6.0%	9.8%
Gross profit Margin	39.5%	38.4%	39.2%	38.1%
Operating expenses
Selling, general and administrative expenses	118.5	117.0	337.8	348.6	(1.3)%	3.2%
Amortization of acquired intangible assets	6.0	5.9	17.1	17.6	(2.4)%	3.0%
Other operating (income) expense, net	(0.6)	(3.2)	(2.1)	(4.3)	440.5%	104.6%

Income from operations	70.0	86.0	193.6	237.9	22.9%	22.9%
Income from operations as a percentage of Total Net revenues	14.2%	16.1%	13.9%	15.1%

Foreign exchange (gains) losses, net	13.2	(10.8)	(5.1)	(24.6)	(181.8)%	384.1%

Other income (expense), net	(14.9)	(3.5)	(15.8)	(19.1)	(76.9)%	21.3%

Income before Equity-Method investment activity, net and income tax expense	41.8	93.3	182.9	243.4	123.2%	33.1%

Equity-Method investment activity, net	(0.1)	(0.0)	(0.0)	(0.1)	(36.0)%	479.2%

Income before income tax expense	41.9	93.4	182.9	243.5	123.1%	33.2%

Income tax expense	15.2	21.9	53.2	58.4	43.8%	9.7%

Net Income	26.6	71.4	129.7	185.1	168.4%	42.8%

Net income attributable to noncontrolling interest	1.4	1.2	4.9	4.3	(18.6)%	(12.0)%

Net income attributable to Genpact Limited shareholders	$25.2	$70.3	$124.8	$180.9	179.1%	44.9%

Net income attributable to Genpact Limited shareholders as a percentage of Total Net revenues	5.1%	13.1%	9.0%	11.5%

“Net revenues—Global Clients” for the three months and nine months ended September 30, 2012 disclosed above includes net revenues earned from a client in which one of our directors has a controlling interest, and another client that had a significant interest in the Company as of September 30, 2012. “Net revenues—Global Clients” for the three months and nine months ended September 30, 2013 disclosed above includes net revenues earned from a client that is an affiliate of a significant shareholder of the Company. (Refer to note 20 in Part I – Financial Statements.)

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net revenues. Our net revenues were $534.9 million in the three months ended September 30, 2013, up $43.7 million, or 8.9%, from the three months ended September 30, 2012. Our growth in net revenues was primarily due to an increase in business process management (BPM) services and information technology (IT) services for our Global Clients and acquisitions completed during and after the third quarter of 2012. Our average headcount was approximately 59,200 in the third quarter of 2013, up 2.4% from the third quarter of 2012. Our annualized revenue per employee was approximately $36.2 thousand in the third quarter of 2013, up $2.1 thousand from the third quarter of 2012.

Net revenues from IT services were $133.0 million in the third quarter of 2013, up $17.9 million, or 15.5%, from the third quarter of 2012, primarily driven by our Global Clients and the acquisition of the Jawood Business. BPM revenues were $401.9 million in the third quarter of 2013, up $25.8 million, or 6.9%, from the third quarter of 2012, primarily led by our Global Clients and the acquisitions of the Triumph Companies and Atyati. Growth in BPM services includes a $6.5 million increase in our Smart Decision Services revenues, primarily from Global Clients. Net revenue from our IT services business as a percentage of total net revenues increased to 24.9% in the third quarter of 2013, up from 23.4% in the third quarter of 2012. Revenues from BPM services as a percentage of total net revenues decreased to 75.1% in the third quarter of 2013 from 76.6% in the third quarter of 2012.

Net revenues from Global Clients were $416.9 million in the third quarter of 2013, up $51.1 million, or 14.0%, from the third quarter of 2012. Of this increase, $11.8 million, or 23.1%, was from clients in the healthcare industries including IT services revenue from the acquisition of the Jawood Business. Another $11.4 million, or 22.3%, of the increase came from clients in the consumer packaged goods, retail and life sciences industries. $7.9 million, or 15.5%, of the increase was from clients in the banking and financial services industry. Additionally, $5.8 million, or 11.4%, of the increase came from clients in the insurance industry.

Net revenues from GE were $118.0 million in the third quarter of 2013, down $7.3 million, or 5.8%, from the third quarter of 2012, primarily as a result of productivity delivered to GE and divestitures by GE. Net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Client net revenues post-divestiture. Net revenues from GE in the third quarter of 2013 decreased by 2.7% compared to the third quarter of 2012 after excluding net revenues from such divestitures by GE. For further details on the classification of total net revenues, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Net revenues grew in all of our geographic delivery regions in the third quarter of 2013. Net revenues from delivery centers located in the Americas contributed $73.3 million of total net revenues, up 27.3% from the third quarter of 2012. In the third quarter of 2013, delivery centers located in Europe contributed $53.1 million of total net revenues, up 11.5% from the third quarter of 2012. Net revenues from India-based service delivery centers were $353.1 million in the third quarter of 2013, up $20.6 million, or 6.2%, from the third quarter of 2012. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from delivery centers outside India or at clients’ premises outside India by business units or personnel normally based in India. The balance of net revenues, which is attributable to Asia, other than India, was $55.4 million, up 3.6% million from the third quarter of 2012.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Three Months Ended September 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Personnel expenses	$203.0	$224.0	10.3%
Operational expenses	82.2	93.2	13.4%
Depreciation and amortization	12.0	12.1	0.5%

Cost of revenue	$297.3	$329.3	10.8%

Cost of revenue as a percentage of total net revenues	60.5%	61.6%

Cost of revenue for the third quarter of 2013 was $329.3 million, up $32.0 million, or 10.8%, from the third quarter of 2012. Of this increase, $15.2 million is attributable to acquisitions completed during and after the third quarter of 2012. An increase in average operational headcount of approximately 1,700 employees, excluding these acquisitions, along with effects of wage inflation also resulted in a higher cost of revenue for the third quarter of 2013 compared to the third quarter of 2012. Additionally, the increase in cost of revenue is also attributable to higher communication and travel expenses in the third quarter of 2013 compared to the third quarter of 2012.

Personnel expenses. Personnel expenses as a component of cost of revenue for the third quarter of 2013 were $224.0 million, up $21.0 million, or 10.3%, from the third quarter of 2012. Of this increase, $9.7 million is attributable to acquisitions completed during and after the third quarter of 2012. To manage additional growth, our average operational headcount, excluding these acquisitions, increased by approximately 1,700 employees, or 3.5%, compared to the third quarter of 2012. Additionally, the impact of wage inflation also contributed to higher personnel expenses in the third quarter of 2013 compared to the third quarter of 2012. As a result, personnel expenses as a percentage of net revenues increased from 41.3% in the third quarter of 2012 to 41.9% in the third quarter of 2013.

Operational expenses. Operational expenses as a component of cost of revenue were $93.2 million in the third quarter of 2013, up $11.0 million, or 13.4%, from the third quarter of 2012. Of this increase, $5.2 million is attributable to acquisitions completed during and after the third quarter of 2012. Additionally, we incurred higher facility and infrastructure related expenses in the third quarter of 2013 in connection with the expansion of our existing facilities and opening new delivery centers in India, Europe and the U.S. after the third quarter of 2012. The increase in operational expenses is also attributable to higher communication and travel expenses in the third quarter of 2013 compared to the third quarter of 2012. As a result, operational expenses as a percentage of net revenues increased from 16.7% in the third quarter of 2012 to 17.4% in the third quarter of 2013.

Depreciation and amortization. Depreciation and amortization as a component of cost of revenue were $12.1 million in the third quarter of 2013, up $0.1 million from the third quarter of 2012. Depreciation and amortization on the expansion of certain existing facilities and the addition of new delivery centers was substantially offset by an increase in fully depreciated assets since September 30, 2012. Further, an increase of $0.3 million is attributable to acquisitions completed during and after the third quarter of 2012. As a percentage of net revenues, depreciation and amortization expenses declined to 2.3% in the third quarter of 2013 from 2.4% in the third quarter of 2012.

As a result of the foregoing, our gross profit increased by $11.7 million, or 6.0%, in the third quarter of 2013 compared to the third quarter of 2012 and our gross margin decreased from 39.5% in the third quarter of 2012 to 38.4% in the third quarter of 2013.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Three Months Ended September 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Personnel expenses	$80.4	$83.6	3.9%
Operational expenses	35.9	31.3	(12.8)%
Depreciation and amortization	2.2	2.1	(4.2)%

Selling, general and administrative expenses	$118.5	$117.0	(1.3)%

SG&A as a percentage of total net revenues	24.1%	21.9%

Selling, general and administrative expenses, or SG&A, for the third quarter of 2013 were $117.0 million, down $1.5 million from the third quarter of 2012. This decrease was in spite of an increase of $2.5 million attributable to acquisitions completed during and after the third quarter of 2012. Additionally, an increase in sales personnel in our targeted vertical markets—banking and financial services, insurance, consumer packaged goods, life sciences and healthcare—along with the effect of wage inflation resulted in higher SG&A. These increases were more than offset by the reduction in internal business travel expenses, consulting charges, and infrastructure and facility related expenses.

Personnel expenses. The largest component of the increase in SG&A was personnel expenses, which amounted to $83.6 million in the third quarter of 2013, up $3.2 million from the third quarter of 2012. Of this increase, $1.5 million is attributable to personnel expenses from acquisitions completed during and after the third quarter of 2012. Further, there was an 8.0% increase in sales team personnel expenses to support growth. The impact of wage inflation also contributed to higher personnel expenses in the third quarter of 2013 compared to the third quarter of 2012. These increases were partially offset by a net reduction in our average headcount in the third quarter of 2013. As a percentage of net revenues, personnel expenses decreased from 16.4% in the third quarter of 2012 to 15.6% in the third quarter of 2013.

Operational expenses. Operational expenses as a component of SG&A decreased by $4.6 million, or 12.8%, in the third quarter of 2013. The decrease was primarily due to an expense of $4.0 million for consultancy and legal fees in connection with the 2012 Recapitalization in the third quarter of 2012, including payment of the special cash dividend. The decrease is also on account of a reduction in facilities and infrastructure related expenses and internal business travel expenses through optimal use of collaborative tools and higher utilization of our facilities. These decreases were offset by $1.0 million of additional operational expenses in connection with acquisitions completed during and after the third quarter of 2012 and a reserve for doubtful debts of $2.2 million created in the third quarter of 2013 with respect to certain aged outstanding balances. As a net result, operational expenses as a percentage of net revenues decreased from 7.3% in the third quarter of 2012 to 5.9% in the third quarter of 2013.

Depreciation and amortization. Depreciation and amortization as a component of SG&A decreased by $0.1 million in the third quarter of 2013. Depreciation and amortization on the expansion of certain existing facilities and the addition of new delivery centers including from acquisitions completed during and after the third quarter of 2012 resulted in increase in depreciation and amortization. However, this increase was more than offset by an increase in fully depreciated assets since September 30, 2012. As a result, depreciation and amortization expenses as a percentage of net revenues remained constant at 0.4% in the third quarter of 2013.

Amortization of acquired intangibles. Non-cash charges on the amortization of acquired intangibles in the third quarter of 2013 were $5.9 million, down $0.1 million from the third quarter of 2012. The acquisition of the Triumph Companies, Atyati and the Jawood Business resulted in additional amortization of acquired intangibles of $1.1 million, which was substantially offset by a decline in intangibles acquired during the Company’s 2004 reorganization, which were fully amortized after September 2012. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangibles.

Other operating (income) expense, net. Other net operating income for the third quarter of 2013 was $3.2 million, up $2.6 million from the third quarter of 2012. In the third quarter of 2012, we recorded a non-recurring provision for impairment of $2.1 million against certain capital assets in India that are no longer strategic to our growth. We also recorded a gain of $2.2 million in the third quarter of 2013 as a result of a change in the fair value of earn-out consideration relating to the acquisitions of the Triumph Companies, Atyati and HPP compared to the third quarter of 2012, in which we recorded a net gain of $1.9 million resulting from a change in the fair value of earn-out consideration relating to the acquisitions of Akritiv, HPP and Empower. The balance of the increase is primarily attributable to higher income from shared services with GE due to higher usage of our delivery centers.

Income from operations. As a result of the foregoing factors, income from operations increased by $16.0 million to $86.0 million in the third quarter of 2013. As a percentage of net revenues, income from operations increased from 14.2% in the third quarter of 2012 to 16.1% in the third quarter of 2013.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange gain of $10.8 million in the third quarter of 2013, compared to a net loss of $13.2 million in the third quarter of 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from depreciation of the Indian rupee against the U.S. dollar in the third quarter of 2013 compared to the third quarter of 2012.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three Months Ended September 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
Interest income	$2.5	$4.4	77.4%
Interest expense	(11.0)	(8.1)	(26.2)%
Provision (created) reversed for loss on divestitures	—	0.1	NM	* %
Other income (expense)	(6.4)	0.2	(102.9)%

Other income (expense), net	$(14.9)	$(3.5)	(76.9)%

Other income (expense), net as a percentage of total net revenues	(3.0)%	(0.6)%

*	Not Measurable

We recorded net other expense of $3.5 million in the third quarter of 2013 compared to $14.9 million in the third quarter of 2012. In the third quarter of 2012, we incurred interest expense of $5.5 million due to the accelerated amortization of debt issuance costs related to the prepayment and termination of the credit facility obtained in May 2011 and $6.6 million pertaining to the sale of shares by our original sponsors forming part of the 2012 Recapitalization. This decrease was partially offset by an increase in interest expense of $2.8 million primarily on account of higher outstanding borrowings during the third quarter of 2013 resulting from the amendment to the debt facility we obtained in August 2012 with a consortium of financial institutions as explained in the note “Financial Condition.” As a result, the weighted average rate of interest with respect to outstanding debt under our debt facility increased from 3.1% in the third quarter of 2012 to 3.5% in the third quarter of 2013. Further, there was higher interest income of $1.9 million in the third quarter of 2013 compared to the third quarter of 2012, mainly on account of higher cash deposits in India and a non-recurring receipt of interest income on an income tax refund in the third quarter of 2013.

Income before equity method investment activity, net, and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net and income tax expense increased by $51.5 million. As a percentage of net revenues, income before equity method investment activity, net and income tax increased from 8.5% in the third quarter of 2012 to 17.4% in the third quarter of 2013.

Equity method investment activity, net. This represents our share of income from our non-consolidated affiliate, NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $51.5 million. As a percentage of net revenues, income before income tax expense increased from 8.5% of net revenues in the third quarter of 2012 to 17.5% of net revenues in the third quarter of 2013.

Income tax expense. Our income tax expense increased from $15.2 million in the third quarter of 2012 to $21.9 million in the third quarter of 2013, representing an effective tax rate of 23.8% in the third quarter of 2013, down from 37.7% in the third quarter of 2012. This decrease in our effective tax rate was primarily driven by the growth of our operations in low tax and tax-exempt locations, primarily in India, and also reflects the impact of certain period items in the third quarter of 2012. In the third quarter of 2012, the Company incurred recapitalization expenses which were largely non-deductible as well as withholding taxes of $2.3 million.

Net income. As a result of the foregoing factors, net income increased by $44.8 million to $71.4 million in the third quarter of 2013 from $26.6 million in the third quarter of 2012. As a percentage of net revenues, our net income increased from 5.4% of net revenues in the third quarter of 2012 to 13.4% of net revenues in the third quarter of 2013.

Net income attributable to noncontrolling interest. Noncontrolling interest refers to the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. It represents the apportionment of profits to the minority partners of Genpact Netherlands B.V. Net income attributable to noncontrolling interest decreased marginally from $1.4 million in the third quarter of 2012 to $1.2 million in the third quarter of 2013.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $45.1 million from $25.2 million in the third quarter of 2012 to $70.3 million in the third quarter of 2013. As a percentage of net revenues, net income increased from 5.1% of net revenues in the third quarter of 2012 to 13.1% of net revenues in the third quarter of 2013.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net revenues. Our net revenues were $1,573.5 million in the nine months ended September 30, 2013, up $179.2 million, or 12.9%, from the nine months ended September 30, 2012. The growth in net revenues was primarily due to an increase in both BPM and IT services for our Global Clients and acquisitions completed during 2012 and 2013. Our average headcount was approximately 58,900 in the nine months ended September 30, 2013, up 7.5% from the nine months ended September 30, 2012. Our annualized revenue per employee was approximately $35.8 thousand in the nine months ended September 30, 2013, up $2.1 thousand from the nine months ended September 30, 2012.

Net revenues from IT services for the nine months ended September 30, 2013 were $385.9 million, up $57.8 million, or 17.6%, from the nine months ended September 30, 2012, primarily driven by revenues from our Global Clients and the acquisition of the Jawood Business. BPM revenues for the nine months ended September 30, 2013 were $1,187.6 million, up $121.7 million, or 11.4%, from the nine months ended September 30, 2012, primarily led by revenues from our Global Clients and the acquisitions of Accounting Plaza, the Triumph Companies and Atyati. Growth in BPM services includes a $13.0 million increase in our Smart Decision Services revenue primarily from Global Clients.

Net revenues from IT services as a percentage of total net revenues increased to 24.5% in the nine months ended September 30, 2013 from 23.5% in the nine months ended September 30, 2012. BPM revenues as a percentage of total net revenues decreased to 75.5% in the nine months ended September 30, 2013 from 76.5% in the nine months ended September 30, 2012.

Net revenues from Global Clients for the nine months ended September 30, 2013 were $1,216.9 million, up $190.0 million, or 18.5%, from the nine months ended September 30, 2012. Of this increase, $50.1 million, or 26.4%, was from clients in the banking and financial services industries. Another $41.6 million, or 21.9%, of the increase came from clients in the consumer packaged goods, retail and life sciences industries. $29.1 million, or 15.3%, of the increase came from clients in the healthcare industry, including IT services revenue from the acquisition of the Jawood Business. Additionally, $21.8 million, or 11.5%, of total Global Client net revenues came from the insurance industry vertical. As a percentage of total net revenues, net revenues from Global Clients increased from 73.6% in the nine months ended September 30, 2012 to 77.3% in the nine months ended September 30, 2013.

Net revenues from GE in the nine months ended September 30, 2013 were $356.7 million, down $10.8 million, or 2.9%, from the nine months ended September 30, 2012, primarily as a result productivity delivered to GE and divestitures by GE. Net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Client net revenues post-divestiture. Net revenues from GE for the nine months ended September 30, 2013 decreased by 0.8% compared to the nine months ended September 30, 2012 after excluding net revenues from such dispositions by GE. For further details on the classification of total net revenues, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Classification of Certain Net Revenues” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Net revenues grew in all of our geographic delivery regions in the nine months ended September 30, 2013. Net revenues from delivery centers located in the Americas contributed $214.3 million, up 26.3% from the nine months ended September 30, 2012. In the nine months ended September 30, 2013, delivery centers located in Europe contributed $158.6 million to total net revenues, up 18.5% from the nine months ended September 30, 2012. Net revenues from India-based service delivery centers were $1,034.2 million in the nine months ended September 30, 2013, up 11.0% from the nine months ended September 30, 2012. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from delivery centers outside India or at clients’ premises outside India by business units or personnel normally based in India. The balance of net revenues, which are attributable to Asia, other than India, were $166.4 million, up 4.5% from the nine months ended September 30, 2012.

Cost of revenue. The following table sets forth the components of our cost of revenue:

	Nine Months Ended September 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Personnel expenses	$583.6	$671.5	15.1%
Operational expenses	228.3	265.9	16.5%
Depreciation and amortization	36.0	36.3	0.8%

Cost of revenue	$847.9	$973.7	14.8%

Cost of revenue as a percentage of total net revenues	60.8%	61.9%

Cost of revenue for the nine months ended September 30, 2013 was $973.7 million, up $125.8 million, or 14.8%, from the nine months ended September 30, 2012. Of this increase, $52.0 million is attributable to acquisitions completed during 2012 and 2013. An increase in average operational headcount of approximately 2,900 employees and wage inflation also contributed to a higher cost of revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in cost of revenue also relates to higher communication, consulting, facility and infrastructure related expenses.

Personnel expenses. Personnel expenses for the nine months ended September 30, 2013 were $671.5 million, up $87.9 million, or 15.1%, from the nine months ended September 30, 2012. $33.6 million of this increase is attributable to acquisitions completed during 2012 and 2013. To manage additional growth, our average operational headcount, excluding these acquisitions, increased by approximately 2,900 employees, or 6.2%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Additionally, the impact of wage inflation contributed to higher personnel expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a result, personnel expenses as a percentage of net revenues increased from 41.9% in the nine months ended September 30, 2012 to 42.7% in the nine months ended September 30, 2013.

Operational expenses. As a component of cost of revenue, operational expenses for the nine months ended September 30, 2013 were $265.9 million, up $37.6 million, or 16.5%, from the nine months ended September 30, 2012. Of this increase, $17.6 million is attributable to acquisitions completed during 2012 and 2013. Additionally, we incurred higher facility and infrastructure related expenses in the nine months ended September 30, 2013 in connection with expanding our existing facilities and opening new delivery centers in India, Europe and the U.S. after the third quarter of 2012. Further, the increase in operational expenses is also attributable to higher communication and consulting expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a result, operational expenses as a percentage of net revenues increased from 16.4% in the nine months ended September 30, 2012 to 16.9% in the nine months ended September 30, 2013.

Depreciation and amortization expenses. As a component of cost of revenue, depreciation and amortization expenses for the nine months ended September 30, 2013 were $36.3 million, up $0.3 million, or 0.8%, from the nine months ended September 30, 2012. Depreciation and amortization on the expansion of certain existing facilities and the addition of new delivery centers was substantially offset by an increase in fully depreciated assets since September 30, 2012. Further, an increase of $0.8 million is attributable to acquisitions completed during 2012 and 2013. As a percentage of net revenues, depreciation and amortization expenses declined to 2.3% in the nine months ended September 30, 2013 from 2.6% in the nine months ended September 30, 2012.

As a result of the foregoing, our gross profit increased by $53.5 million, or 9.8%, and our gross margin decreased from 39.2% in the nine months ended September 30, 2012 to 38.1% in the nine months ended September 30, 2013.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative expenses:

	Nine Months Ended September 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
Personnel expenses	$230.9	$251.4	8.9%
Operational expenses	100.3	90.9	(9.4)%
Depreciation and amortization	6.6	6.4	(2.6)%

Selling, general and administrative expenses	$337.8	$348.6	3.2%

SG&A as a percentage of total net revenues	24.2%	22.2%

Selling, general and administrative expenses, or SG&A, for the nine months ended September 30, 2013 were $348.6 million, up $10.8 million, or 3.2%, from the nine months ended September 30, 2012. Of this increase, $9.9 million is attributable to acquisitions completed during 2012 and 2013. Additionally, the increase in sales personnel in our targeted vertical markets—banking and financial services, insurance, consumer packaged goods, life sciences and healthcare—along with the effect of wage inflation contributed to higher SG&A. This increase in SG&A was partially offset by a net reduction in our average headcount in the nine months ended September 30, 2013 along with a reduction in travel and consulting expenses through optimal use of collaborative tools and efficiencies leading to lower general and administrative expenses in the nine months ended September 30, 2013. The nine months ended September 30, 2012 also included one-time legal and consultancy fees of $6.2 million incurred in connection with the 2012 Recapitalization, which was partially offset by an expense of $1.1 million in the nine months ended September 30, 2013 resulting from the amendment of our debt facility.

Personnel expenses. Personnel expenses in the nine months ended September 30, 2013 were $251.4 million, up $20.5 million, or 8.9%, from the nine months ended September 30, 2012. Of this increase, $6.9 million is attributable to acquisitions completed during 2012 and 2013. Further, there was a 4.9% increase in sales team personnel expenses to support growth. Additionally, the impact of wage inflation also resulted in higher personnel expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was partially offset by a net reduction in our average headcount in the nine months ended September 30, 2013 and a $1.4 million decrease in stock-based compensation cost, primarily due to a change in the probability of achievement of the performance conditions for outstanding performance units. As a percentage of net revenues, personnel expenses decreased from 16.6% in the nine months ended September 30, 2012 to 16.0% in the nine months ended September 30, 2013.

Operational expenses. Operational expenses as a component of SG&A were $90.9 million in the nine months ended September 30, 2013, down $9.5 million, or 9.4%, from the nine months ended September 30, 2012. This decrease was in spite of the acquisitions completed during 2012 and 2013, which resulted in an increase of $2.9 million in operational expenses in the nine months ended September 30, 2013. In addition, $1.1 million of expenses resulting from the amendment of our existing debt facility as described below in the note “Financial Condition” also contributed to the increase in operational expenses in the nine months ended

September 30, 2013. The opening of new delivery centers, the expansion of existing sites, and a reserve for doubtful debts of $5.5 million created in the nine months ended September 30, 2013 with respect to certain aged outstanding balances also contributed to an increase in operational expenses. However, this increase was more than offset by lower travel, facility and infrastructure related expenses on account of optimal use of collaborative tools and higher utilization of our facilities in the nine months ended September 30, 2013. The nine months ended September 30, 2012 also included one-time legal and consultancy fees of $6.2 million incurred in connection with the 2012 Recapitalization. As a result, operational expenses as a percentage of net revenues decreased from 7.2% in the nine months ended September 30, 2012 to 5.8% in the nine months ended September 30, 2013.

Depreciation and amortization. Depreciation and amortization as a component of SG&A were $6.4 million in the nine months ended September 30, 2013, down $0.2 million from the nine months ended September 30, 2012. This decrease was in spite of an additional expense of $0.1 million resulting from the acquisitions completed during 2012 and 2013. Depreciation on the expansion of certain existing facilities and the addition of new delivery centers resulted in a further increase in depreciation and amortization. However, these increases were more than offset by an increase in fully depreciated assets since the third quarter of 2012. As a result, depreciation and amortization expenses as a percentage of net revenues decreased from 0.5% in the nine months ended September 30, 2012 to 0.4% in the nine months ended September 30, 2013.

Amortization of acquired intangibles. Non-cash charges on amortization of acquired intangibles in the nine months ended September 30, 2013 were $17.6 million, up $0.5 million from the nine months ended September 30, 2012. The acquisitions completed during 2012 and 2013 resulted in an additional amortization expense of $2.6 million. Further, existing intangibles also contributed to the increase in the amortization expense. These increases were partially offset primarily by a decline in intangibles acquired during the Company’s 2004 reorganization of $3.0 million which were fully amortized after September 2012. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangible assets.

Other operating (income) expense, net. Net other operating income for the nine months ended September 30, 2013 was $4.3 million, up $2.2 million from the nine months ended September 30, 2012. In the nine months ended September 30, 2013, we recorded a non-recurring provision for impairment of $2.4 million against certain capital assets compared to a non-recurring provision for impairment of $2.1 million recorded in the nine months ended September 30, 2012 against certain capital assets in India. These provisions were made against assets that are no longer strategic to our growth. This expense was offset by a gain of $4.5 million in the nine months ended September 30, 2013 as a result of a change in the fair value of earn-out consideration relating to the acquisitions of Empower, Triumph Companies, Atyati and HPP compared to the nine months ended September 30, 2012, in which we recorded a gain of $1.9 million resulting from a change in the fair value of earn-out consideration relating to the acquisitions of Empower, HPP and Akritiv.

Income from operations. As a result of the foregoing factors, income from operations increased by $44.3 million to $237.9 million in the nine months ended September 30, 2013. As a percentage of net revenues, income from operations increased from 13.9% in the nine months ended September 30, 2012 to 15.1% in the nine months ended September 30, 2013.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange gain of $24.6 million in the nine months ended September 30, 2013, compared to a net foreign exchange gain of $5.1 million in the nine months ended September 30, 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from the depreciation of the Indian rupee against the U.S. dollar in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Nine Months ended September 30,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
Interest income	$8.0	$14.1	77.2%
Interest expense	(18.0)	(30.9)	71.6%
Provision (created) reversed for loss on divestitures	—	(3.5)	NM *%
Other income (expense)	(5.7)	1.2	(120.3)%

Other income (expense), net	$(15.8)	$(19.1)	21.3%

Other income (expense), net as a percentage of total net revenues	(1.1)%	(1.2)%

*	Not Measurable

We recorded net other expense of $19.1 million, up $3.3 million from the nine months ended September 30, 2012. In the third quarter of 2012, we expensed $5.5 million on account of the accelerated amortization of debt issuance costs related to the prepayment and termination of our prior credit facility and also incurred expenses amounting to $6.6 million pertaining to the sale of shares by our original sponsors as a part of the 2012 Recapitalization. This was partially offset by an expense of $3.1 million in the nine months ended September 30, 2013 representing partial acceleration of the amortization of existing unamortized debt issuance costs and part of the additional fee paid as a result of the amendment to our debt facility obtained in August 2012. Interest expense also increased by $15.5 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to higher outstanding borrowings during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a result of the amendment to the debt facility, the weighted average rate of interest with respect to outstanding debt increased from 2.5% in the nine months ended September 30, 2012 to 3.9% in the nine months ended September 30, 2013. During the nine months ended September 30, 2013 we recorded a loss of $1.2 million in connection with the divestiture of Clearbizz B.V. and also reserved an amount of $2.3 million in connection with the planned divestiture or discontinuance of Gantthead.com, Inc. Refer to “Divestitures” in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Further, there was higher interest income of $6.1 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, mainly on account of higher cash deposits in India and a non-recurring receipt of interest income on an income tax refund in the nine months ended September 30, 2013.

Income before equity method investment activity, net and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net and income tax expense increased by $60.5 million. As a percentage of net revenues, income before equity method investment activity, net and income tax expense increased from 13.1% in the nine months ended September 30, 2012 to 15.5% in the nine months ended September 30, 2013.

Equity method investment activity, net. This represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc., and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia. In March 2013, we acquired the remaining equity interest in NGEN.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $60.6 million. As a percentage of net revenues, income before income tax expense increased from 13.1% of net revenues in the nine months ended September 30, 2012 to 15.5% of net revenues in the nine months ended September 30, 2013.

Income tax expense. Our income tax expense increased from $53.2 million in the nine months ended September 30, 2012 to $58.4 million in the nine months ended September 30, 2013, representing an effective tax rate of 24.4% in the nine months ended September 30, 2013, down from 29.9% in nine months ended September 30, 2012. This decrease was primarily driven by the growth of our operations in low tax and tax-exempt locations, primarily in India, and also reflects the impact of certain period items. In the first nine months of 2012, the Company incurred recapitalization expenses which were largely non-deductible as well as withholding taxes of $2.3 million.

Net income. As a result of the foregoing factors, net income increased by $55.5 million from $129.7 million in the nine months ended September 30, 2012 to $185.1 million in the nine months ended September 30, 2013. As a percentage of net revenues, net income increased from 9.3% of net revenues in the nine months ended September 30, 2012 to 11.8% of net revenues in the nine months ended September 30, 2013.

Net income attributable to noncontrolling interest. Noncontrolling interest primarily refers to the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the noncontrolling shareholders’ interest in the operation of Hello Communications (Shanghai) Co., Ltd. This represents the profits or losses associated with the noncontrolling interest in those operations. Net income attributable to noncontrolling interest decreased from $4.9 million in the nine months ended September 30, 2012 to $4.3 million in the nine months ended September 30, 2013. This decrease was primarily driven by the divestiture of Hello Communications (Shanghai) Co. Ltd in the first quarter of 2013, as described in note 3B in Item 1 – Financial Statements.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited shareholders increased by $56.1 million from $124.8 million in the nine months ended September 30, 2012 to $180.9 million in the nine months ended September 30, 2013. As a percentage of net revenues, net income increased from 9.0% in the nine months ended September 30, 2012 to 11.5% in the nine months ended September 30, 2013.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2012 and September 30, 2013 is presented below:

	As of December 31, 2012	As of September 30, 2013	Percentage Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$459.2	$481.5	4.8%
Short-term borrowings	80.0	—	(100.0)%
Long-term debt due within one year	5.0	4.3	(14.6)%
Long-term debt other than the current portion	656.9	654.7	(0.3)%
Genpact Limited total shareholders’ equity	$1,168.4	$1,199.5	2.7%

Financial Condition

We finance our operations and our expansion, including acquisitions, with cash generated from operations and borrowing facilities.

Our cash and cash equivalents were $481.5 million as of September 30, 2013, up from $459.2 million as of December 31, 2012. Our cash and cash equivalents as of September 30, 2013 were comprised of (a) $245.9 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $234.7 million in deposits with banks to be used for medium-term planned expenditure and capital requirements, and (c) $0.9 million constituting a restricted cash balance.

As of September 30, 2013, $469.9 million of the $481.1 million of cash and cash equivalents was held by our non-Bermuda subsidiaries and branch offices. We intend to either permanently reinvest $454.9 million of the cash held by our foreign subsidiaries or repatriate it in a tax-free manner. We have accrued U.S. taxes on the remaining cash of $15.0 million held by one of our foreign subsidiaries, which amount can be repatriated to the U.S. without incurring any additional U.S. tax expense. The Indian government has recently adopted changes to taxation on distributions from Indian companies that could affect our ability to repatriate undistributed and future earnings in a tax-free manner from our subsidiaries in India. We are evaluating the full implications and scope of the new legislation to determine how it may apply to us. Accordingly, the impact, if any, of the new legislation is presently unclear.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,		Percentage Change
	2012	2013	Increase/(Decrease)
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$209.5	$233.2	11.3%
Investing activities	(113.9)	(87.7)	(23.0)%
Financing activities	(106.7)	(70.1)	(34.3)%

Net increase (decrease) in cash and cash equivalents	$(11.1)	$75.5	(778.0)%

Cash flows from operating activities. Our net cash generated from operating activities was $233.2 million in the nine months ended September 30, 2013, up $23.7 million from the nine months ended September 30, 2012. During the nine months ended September 30, 2012, cash flows from operating activities included an inflow of $45.0 million related to the receipt of a non-recurring amount from one of our clients for certain contractual obligations, including upgrading facilities, infrastructure and technology used to service that client’s processes. Normalizing the cash flows for this receipt, our cash generated from operating activities increased by $68.7 million in the nine months ended September 30, 2013. This increase primarily resulted from a $70.1 million increase in our net income adjusted for depreciation and amortization and other non-cash items. This increase was partially offset by net movement in operating assets and liabilities primarily related to accruals recorded in the nine months ended September 30, 2012 for employee costs and expenses incurred for the 2012 Recapitalization and a one-time receipt of a tax refund in the nine months ended September 30, 2013.

Cash flows from investing activities. Our net cash used for investing activities was $87.7 million in the nine months ended September 30, 2013 compared to $113.9 million in the nine months ended September 30, 2012. This decrease in net cash used for investing activities was primarily due to lower payments for purchases of property, plant and equipment (net of sales proceeds) of $34.1 million in the nine months ended September 30, 2013, down from $59.8 million in the nine months ended September 30, 2012. Additionally, $49.2 million, net of cash acquired, was paid to acquire the Jawood Business, NGEN and Third Pillar assets in the nine months ended September 30, 2013, compared to $53.9 million paid, net of cash acquired, for the acquisitions of the Triumph Companies, Atyati and Accounting Plaza during the nine months ended September 30, 2012. Further, there was a $3.3 million increase in cash outflow due to investment in short term deposits, net of redemptions, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Cash flows from financing activities. Our net cash used for financing activities was $70.1 million in the nine months ended September 30, 2013, compared to $106.7 million in the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we drew down a term loan of $675.0 million and used $80.0 million of our revolving credit facility obtained in August 2012. During this period, we also repaid $105.0 million and $252.4 million of the term loan and revolving credit facility, respectively, obtained in May 2011. During the nine months ended September 30, 2012, we also paid a special cash dividend of $501.6 million, which was partly funded by the drawdown of the August 2012 facility. In June 2013, we amended the August 2012 term loan and revolving credit facility, which provided net cash inflow of $3.4 million, representing additional funding of $121.4 million and extinguishment of the term loan of $118.0 million. During the nine months ended September 30, 2013, we used $35.0 million of our revolving credit facility and repaid $115.0 million, representing the total amount of the revolving credit facility used between August 2012 and September 2013. Cash inflow from the issuance of common shares under our stock-based compensation plans amounted to $35.4 million in the nine months ended September 30, 2013 compared to $19.7 million in the nine months ended September 30, 2012. Cash outflows from the payment of earn-out and deferred consideration in connection with the acquisitions of Akritiv, HPP and Empower amounted to $3.9 million in the nine months ended September 30, 2013, compared to the payment of earn-out and deferred consideration of $0.6 million in the nine months ended September 30, 2012 in connection with the acquisitions of Akritiv and HPP.

Financing Arrangements (Debt Facility)

Total long-term debt, excluding capital lease obligations, was $658.9 million as of September 30, 2013, compared to $661.9 million as of December 31, 2012.

In June 2013, we amended our August 2012 debt facility with a consortium of financial institutions. Under the amended facility, the applicable margin on the term loan and revolving debt facility was reduced from 3.25% to 2.75% and 2.50%, respectively. In addition, the LIBOR floor on the term loan was reduced from 1% under the earlier facility to 0.75% under the amended debt facility. The amendment did not result in a substantial modification of $553.6 million of the outstanding term loan under the previous debt facility. Further, as a result of the amendment, we extinguished the outstanding term loan under the previous debt facility amounting to $118.0 million and obtained additional funding amounting to $121.4 million, increasing the total term loan outstanding to $675.0 million.

We finance our short-term working capital requirements through cash flows from operations and credit facilities from banks and financial institutions. As of September 30, 2013, short-term credit facilities available to the Company aggregated $250.0 million, which are governed by the same amended agreement as our refinanced long-term debt facility. There was no change in the overall borrowing capacity under the revolving loan facility as a result of the amendment. As of September 30, 2013, a total of $4.4 million was utilized, representing a non-funded drawdown. The amendment of the revolving facility described above resulted in the accelerated amortization of $0.1 million relating to the existing unamortized debt issuance cost. The remaining unamortized costs related to the revolving facility and an additional third-party fee paid in connection with the amendment of the revolving facility will be amortized over the term of the amended revolving facility ending on August 30, 2017.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see “Contractual Obligations” below.

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$796.3	$28.1	$34.8	$55.0	$678.4

– Principal payments	658.9	4.3	5.4	8.6	640.7

– Interest payments*	137.4	23.8	29.5	46.4	37.8
Capital leases	5.1	1.9	2.5	0.7	—
– Principal payments	4.1	1.4	2.1	0.6	—
– Interest payments	1.0	0.5	0.4	0.1	—

Operating leases	163.9	33.9	55.3	60.5	14.2
Purchase obligations	0.2	0.2	—	—	—
Capital commitments net of advances	4.8	4.8	—	—	—
Contingent Consideration	13.0	3.4	9.7	—	—
Other long-term liabilities	283.5	114.1	153.3	16.2	—

Total contractual cash obligations	$2,068.3	$216.3	$292.9	$188.1	$1,371.0

*	Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate as of September 30, 2013.

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

Recently issued accounting pronouncements

Under a recently issued accounting standards update No. 2013-11, companies will need to present an unrecognized tax benefit as a reduction of a deferred tax asset for a tax loss or credit carry-forward on the balance sheet. The new presentation is effective prospectively (including unrecognized tax benefits existing at adoption) for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. We do not expect the adoption of this update to have a material impact on our consolidated results of operations, cash flows, financial position or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarter ended September 30, 2013, our management excluded an evaluation of the disclosure controls and procedures of companies acquired in the nine months ended September 30, 2013. See Note 3 to the Consolidated Financial Statements for a discussion of these acquisitions.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and the other information set forth below and elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and September 30, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2012 and September 30, 2013, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2013, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2013

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ MOHIT BHATIA
Mohit Bhatia
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and September 30, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2012 and September 30, 2013, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2013, and (vi) Notes to the Consolidated Financial Statements.