Form 10-K
period 2013-12-31
Genpact LTD
filed 2014-02-28
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, was $3,304,638,446, based on the closing price of the registrant’s common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $19.24 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

As of February 19, 2014, there were 231,716,562 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

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

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the “Annual Report”) in, among other sections, Item 1—“Business”, Item 1A—“Risk Factors”, and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A—“Risk Factors” in this Annual Report. These forward looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political, economic or business conditions in countries where we have operations or where our clients operate;

•	expected spending on business process management and information technology services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States and Europe;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our ability to maintain pricing and asset utilization rates;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	increases in wages in locations in which we have operations;

•	our relative dependence on the General Electric Company (GE);

•	financing terms, including, but not limited to, changes in LIBOR;

ii

•	restrictions on visas for our employees traveling to North America and Europe;

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

iii

PART I

Item 1.    Business

Overview

We are a global leader in transforming and running business processes and operations, including those that are complex and industry-specific. Our mission is to help clients become more competitive by making their enterprises more intelligent through becoming more adaptive, innovative, globally effective and connected to their own clients. Genpact stands for Generating Impact—visible in tighter cost management as well as better management of risk, regulations and growth for hundreds of long-term clients including more than 100 of the Fortune Global 500. Our approach is distinctive—we offer an unbiased, agile combination of smarter processes, crystallized in our Smart Enterprise Processes (SEPSM) proprietary framework, along with analytics and technology, which limits upfront investments and enhances future adaptability. We have a global critical mass—63,600+ employees in 24 countries with key management and corporate offices in New York City—while remaining flexible and collaborative, and a management team that drives client partnerships personally. Our history is unique—behind our single-minded passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 15 years.

In 2013, we had net revenues of $2.1 billion, of which approximately 77.4% was from clients other than GE, which we refer to as Global Clients, with the remaining $482.0 million, or 22.6%, coming from GE.

Our business was initially conducted through various entities and divisions of GE. In 2004, GE placed these operations under a newly formed Luxembourg company and sold indirect interests in us to General Atlantic LLC, or General Atlantic, and Oak Hill Capital Partners, or Oak Hill. In 2007, we became a Bermuda company named Genpact Limited and completed our initial public offering. In 2012, General Atlantic and Oak Hill sold the majority of their interests in us to affiliates of Bain Capital Investors, LLC, or Bain Capital. As of December 31, 2013, Bain Capital (through its affiliates) owned approximately 25% of our outstanding equity.

We use the terms “Genpact,” “Company,” “we” and “us” to refer to both our predecessor company and its subsidiaries, and Genpact Limited and its subsidiaries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Our Solution

Our vision is to be the global leader in helping businesses make smarter decisions and realize better business outcomes through expertise and a deep understanding of process operations, analytics and technology. We seek to build long-term client relationships with companies that wish to improve the ways in which they do business and to whom we can offer a full range of services. With our broad and deep capabilities and our global delivery platform, our goal is to deliver comprehensive solutions and continuous process improvement to clients around the world and across multiple industries.

Our Expertise

Our business increasingly focuses on industry verticals in banking and financial services, insurance, capital markets, consumer goods, life sciences, infrastructure, manufacturing, services, healthcare, and high tech.

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

•

Process Expertise.  We have extensive experience in operating a wide range of processes and have used this expertise to develop SEPSM. We believe we are building the science of process through SEPSM—a unique, scientific, and highly granular approach to managing business processes. In addition to efficiency, it focuses on maximizing process effectiveness, which can deliver up to five times the end business outcomes, such as cash flow and margins, when compared to processes that run at average or below. We also apply the principles of Six Sigma and Lean to eliminate defects and variation and reduce inefficiency. Through our Six Sigma and Lean process rigor we also develop and track operational metrics to measure process performance as a means of monitoring service levels and enhancing productivity.

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

Our Strategic Client Model

We seek to create long-term relationships with our clients where they view us as an integral part of their organization and not just as a service provider. These relationships often begin with the outsourcing of discrete processes or with shorter-cycle Smart Decision Services engagements in analytics and research, business consulting, enterprise risk consulting or re-engineering. Over time, these relationships expand to encompass multiple business processes across a broader set of functions and geographic areas. As clients adapt to a constantly changing environment, many are increasingly turning to Genpact for support in transforming their operations to become more competitive. These long-term transformative engagements are global and multi-tower, combining process, technology, and analytics. No matter how large or small the engagement, we strive to be a seamless extension of our client’s operations. To achieve this goal, we developed the Genpact Virtual CaptiveSM model for service delivery, and we may implement all or some of its features in any given client relationship, depending on the client’s needs. Under this approach, we provide a client with dedicated employees and management as well as dedicated infrastructure at our delivery centers to create a virtual extension of the client’s own team and environment. We train our personnel in the client’s culture so that they are familiar not only with the process but with the business environment in which it is being executed.

Our Global Delivery Platform

We have a global network of 68 delivery centers in 18 countries. Our delivery centers are located in India, Brazil, China, Colombia, the Czech Republic, Guatemala, Hungary, Japan, Kenya, Mexico, Morocco, the Philippines, Poland, the Netherlands, Romania, South Africa, the United Arab Emirates and the United States. Our presence in locations around the world provides us with multi-lingual capabilities, access to a larger talent pool, “near-shoring” capabilities to take advantage of time zones, as well as the ability to provide services from the United States. With this network, we can manage complex processes in multiple geographic regions. We use different locations for different types of services depending on the specific client needs and the mix of skills and cost of employees available in each location. We have been a pioneer in our industry in opening centers in several cities in India as well as in some of the other countries in which we operate and have become an employer of choice in those locations. We expect to continue to expand our global footprint in order to better serve our clients. We also have a number of employees who work directly in client locations or provide services from a virtual environment which offers flexibility for both clients and employees.

Our People and Culture

We have an experienced and cohesive leadership team. Many members of our leadership team developed their management skills working within GE and many of them were involved in the founding of our business. They have built our business based on the experience gained in helping GE meet a wide range of challenges. As a result, we are an institutional embodiment of much of the wisdom and experience GE developed in improving and managing its own business processes. We have created, and constantly reinforced, a culture that emphasizes teamwork, constant improvement of our processes and, most importantly, dedication to the client. A key determinant of our success is our ability to attract, hire, train and retain employees in highly competitive labor markets. We manage this challenge through innovative human resource practices. These include broadening the employee pool by opening delivery centers in diverse locations, using innovative recruiting techniques to attract the best employees, emphasizing ongoing training, instilling a vibrant and distinctive culture and providing well-defined, long-term career paths. We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business.

As of December 31, 2013, we had approximately 63,600 employees, including over 13,600 employees with Six Sigma green belt training, over 680 employees with Six Sigma black belt training and more than 36,300 Lean-trained employees. This large number of employees with Six Sigma and Lean training helps infuse our organization with a disciplined, analytical approach to everything we do. We monitor and manage our attrition rate very closely, and believe it is one of the lowest in the industry. We attribute this to our reputation, our ability to attract high quality applicants, our emphasis on maintaining our culture and the breadth of exposure, experience and opportunity for advancement that we provide to our employees.

Our Strategy

The specific elements of our strategy include the following:

Guide Global Enterprises to Best-in-Class

Our Smart Enterprise Processes (SEPSM) framework, built on the foundation of thousands of Lean Six Sigma-based improvement ideas and benchmarks around granular process performance, builds deeper client relationships and delivers measurable business impact over time. Our differentiated framework is critical not only to extending client contracts but also creating an expansive partnership with our clients.

Enhance Targeted Vertical Industry and Domain Expertise

Clients want partners who know their industry and processes at a granular level. We are enhancing our industry and domain capabilities through acquisitions and by investing in experienced professionals in our targeted verticals and service areas to improve client intimacy and help us deliver end-to-end services that drive business impact.

Differentiate our Solutions by Combining Process Expertise, Analytics and Technology

Clients face an environment of uncertainty and change, which requires them to better leverage existing costs and investments, and make more informed decisions that address challenges around regulations and risk, while they continue to drive top-line growth and profitability. The insights we can derive from our experience and expertise, combining smarter processes, analytics and technology, help us provide a differentiated solution to these challenges.

Expand Geographically in Key Markets

We deliver our services and solutions from 18 countries, including nine locations in the United States. We continue to expand and diversify our delivery capabilities in order to be closer to our clients.

Our Services

The services we provide often draw on processes and platforms from several of our service offerings. We understand that our clients’ senior management teams are focused on achieving business outcomes, rather than on transferring particular processes or employing particular platforms. Therefore, we focus on understanding the business needs of our clients and the business context of existing processes in order to design appropriate and comprehensive solutions for our clients.

Our core vertical activities for our clients include the following:

•

Banking and Financial Services.  Our banking and financial services include application processing; mortgage orientation and servicing; payment and booking; collections and customer services; commercial leasing and fraud and risk analysis. We use our analytics capabilities to help our clients price products, estimate capital and reserve requirements, analyze and monitor portfolios, and manage risk. We also handle reporting and monitoring services for statutory and regulatory compliance, portfolio and performance review services and financial planning and tax services. Our services for financial services clients include investment banking support for deals, asset-backed finance surveillance, trade finance support, payment and fraud operations support, and fraud and other analytics services, including Basel II/III support and risk analysis for derivatives and foreign exchange. Our brokerage and retirement offerings include end-to-end process services, including on-boarding, reconciliations, plan administration, fund administration, and trade support. Additionally, we offer anti-money laundering and Know Your Customer services for institutional and retail banking clients.

•

Insurance.  Our insurance services include underwriting, claims management, risk and catastrophe modeling, and customer segmentation and loyalty. We offer insurance services to three industry sectors—life and annuities, property and casualty, and health—and provide what we refer to as a “virtual insurance company” for our clients in the insurance industry. We cover many phases of insurance business processes including product development, sales and marketing, underwriting support, and claims and policy administration.

•

Capital Markets.  Our capital markets practice provides an end-to-end range of information technology services for the capital markets industry, including application development and maintenance; managed services such as quality assurance, testing and production support; business process management; domain knowledge-based consulting related to technology systems (domain consulting); and consulting not tied to a technology system (business consulting). Areas of domain focus within our capital markets practice include asset and wealth management; risk and compliance; client onboarding; collateral management; post trade processing; and data services, such as reference data and data scrubbing and reconciliation. We have also set up centers of excellence focusing on several technology platforms used by the financial services industry, including platforms focused on brokerage compliance, trade processing and portfolio accounting.

•

Consumer Goods.  Our consumer goods services include trade promotion optimization and trade promotion management; integrated business planning support; marketing optimization; supply chain decision services; marketing analytics; retail execution, including planogram, assortment planning and SKU optimization; and market mix modeling. We also provide supplier scorecards, supplier recovery audit, shopper analytics, store and product mix optimization services. We assist clients with product news and create sales tools, including value calculators and sales support tools. We also help clients manage the risks from product profit volatility.

•

Life Sciences.  Our life sciences and pharmaceutical services include medical documentation; regulatory submission and compliance; pharmacovigilance; chemistry manufacturing compliance; medical contact centers; access and reimbursements; contract management; manufacturing accounting; and multi-channel marketing. We provide comprehensive analytics services, including market research and competitive intelligence, patient level data analysis, physician and drug analysis, social media monitoring and data management. We also assist life sciences clients with product news, sales tools, telemarketing strategies and customer relationship management.

•

Infrastructure, Manufacturing and Services.  Our infrastructure and manufacturing services include contract warranty management; modeling and drafting; engineering analysis; product regulatory compliance; value engineering; reverse engineering; reliability analysis; and manufacturing engineering. We provide service planning and forecasting services, helpdesk services, field service, parts and project management services and customer loyalty services.

•

Healthcare.  Our healthcare expertise covers a full spectrum of services, including facility, professional, dental, vision and hearing, Medicare Advantage, and direct-to-plan payer solutions. We provide support for end-to-end transactional processes and consultative and transformational solutions in the areas such as membership, benefits, claims and provider management. Our payment integrity solution combines analytics, technology and process to generate the greatest impact. Our ICD-10 solutions for both payers and providers encompass compliance, planning, business alignment systems change management, and training and testing for all ICD-10 migration activities. Our FX suite of products, which is delivered using a business process as a service, or BPaaS, model, helps payers in the areas of ICD-10 migration, DRG shift analysis and payment neutrality.

•

High Tech.  Our high tech services include revenue accounting, sales force commission, customer care service, product support, inventory optimization, renewals management, sourcing management, procurement services, technical support services and consumer analytics.

In addition to these vertical activities, our broad end-to-end process expertise spans a number of service areas, including finance and accounting services, Smart Decision Services—which are comprised of analytics and research, business consulting, enterprise risk consulting and re-engineering—supply chain and procurement services, enterprise application services, IT management services and collections and customer services.

Finance and Accounting

We are one of the world’s premier providers of finance and accounting services. Our finance and accounting services include accounts payable services, payment and inquiry management; order to cash services, including customer master setup, credit check, contract administration, order management, billing, cash application, deductions and exception management, reporting and analytics and collection and dispute resolution services; core accounting services, including preparation of International Financial Reporting Standards, U.S. Generally Accepted Accounting Principles (U.S. GAAP) and SEC-compliant financial statements; and closing and reporting, cash management, treasury, cash flow analysis, tax return preparation, financial planning and analysis, governance and internal controls services. In addition to managing our clients’ finance and accounting processes, we help clients design target operating models and reengineer their end-to-end finance processes to achieve best-in-class performance. Our services combine our process expertise with strong technology capabilities, including decision support tools, such as Hyperion, SAS and Cognos, and platform support enterprise resource planning, or ERP, systems, such as Oracle and SAP. We also partner technology bundling, such as OCR and invoice exchange, with our proprietary, cloud-based technology platforms to create a standardized platform to replace typically fragmented client platforms.

Smart Decision Services

Our Smart Decision Services include analytics and research, business consulting, enterprise risk consulting and re-engineering.

•

Analytics and research.  We believe we are a leader in the analytics area, and we offer analytics services both on a standalone basis and as an integrated part of our other service offerings. We help our clients harness data to assess business opportunities, mitigate risks, improve performance or otherwise help their businesses with the sole objective of generating impact. Companies do not always recognize the inherent potential in data or do not have the capability to apply the rigorous analytical models that might reveal opportunities. Our domain-specific analytics prowess, along with a sophisticated innovation ecosystem, is increasingly embedded in all of our service offerings to help clients make fact-based decisions for superior results. By quantitatively and qualitatively scrutinizing data, we can deliver the insight necessary to assess a new business opportunity, mitigate market risks, or retain and build market share.

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

Supply Chain and Procurement

Our supply chain and procurement services include direct and indirect sourcing and procurement services, demand forecasting and management services, engineering services, inventory optimization and planning services, fleet and logistics services and aftermarket services. We work with our clients to design, execute and support optimum sourcing strategies for different expense categories and to drive compliance in the execution of those strategies and realize significant reductions in client sourcing expenses. This often includes designing sourcing and procurement processes to reduce operational costs, overhauling inventory planning systems to optimize inventory levels and improve fulfillment levels, designing and implementing logistics services that integrate disparate technology systems and provide dynamic digital “dashboard” reporting, or designing after-market service systems that ensure fulfillment of contractual obligations and improved service productivity. We commonly utilize our technology expertise in delivering our services in this area particularly in automating order management processes and monitoring and optimizing supply chain logistics. We have competency in many of the custom platforms used by our clients and are not tied to any single platform.

Enterprise Application Services

With our enterprise application services, we plan, design, build, test, implement, run and support software solutions for our clients. We leverage our functional and domain knowledge and use Six Sigma and Lean principles to reduce the cycle time of software implementations. This can include ERP, supply chain management, financial management and customer relationship management solutions, securities trading and accounting, as well as testing, database administration and architecture services. We also have significant expertise in Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle, SAP and Microsoft.

IT Management Services

Our IT management services consist of end user computing, IT infrastructure, database, security and production support services. We provide support in more than 25 languages with a global footprint of native speakers. We provide monitoring and management of clients’ data centers, servers, storage, emails, networks, databases, applications and end user devices. We use a network of Remote Operations Centers to provide 24/7 infrastructure monitoring and management. Along with ITIL (ISO 20000), we use Six Sigma and Lean principles to address technology problems and to enable our clients to align their IT to business priorities and at the same time reduce technology costs. We use our proprietary SEPSM framework Service Disruption to Restore (D2R), along with our accelerators and IP frameworks, to continuously reduce defects and create business priority outcomes. We also provide cloud enablement services, ITIL implementation services and comprehensive BPaaS services.

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

Smart Enterprise Processes (SEPSM)

SEPSM is our unique, scientific, and highly granular approach to dramatically improving the performance of business processes. In addition to efficiency, it focuses on maximizing process effectiveness, which can deliver up to five times the end business impact, such as with respect to cash flow and margins, when compared to processes that run at average or below average effectiveness.

SEPSM is based on work done in the Genpact Process Innovation Lab, where we have leveraged our exposure to thousands of business processes and hundreds of millions of client transactions to map and analyze end-to-end processes at a granular level. This enables us to test the effectiveness of a client’s processes by measuring opportunities for improvement across the value chain using best-in-class benchmarks gleaned from within and across industries and to apply our innovative process design and effective, market-leading technology to improve them. The result is a client-specific road map for maximizing process effectiveness. Benefits are delivered by combining Genpact’s deep domain knowledge of process, key insights and best practices with execution support including focused IT applications and technology, targeted analytics, re-engineering and global delivery services.

Unlike other approaches, SEPSM focuses on measuring business outcomes, such as cash flow and margins, which make visible the effectiveness of a process in driving business results. The approach also takes an end-to-end, enterprise-wide view, working beyond traditional organizational silos.

Six Sigma and Lean Methodologies

Our GE heritage taught us the importance of the principles of Six Sigma and Lean in refining business processes. Six Sigma is a method for improving quality by removing variation, defects and their causes in business process activities while Lean is a methodology for measuring and reducing waste or inefficiency in a process. Among other things, it is designed to measure and eliminate overproduction, over-processing and waiting, and to improve the flow of a process.

We have Six Sigma programs that train, test and grade employees in Lean and Six Sigma principles and award them Lean Six Sigma qualifications. The rankings of Lean Six Sigma qualifications from lowest to highest are green belt, black belt and master black belt. As of December 31, 2013, we had more than 13,600 employees with Six Sigma green belt training, over 680 employees with Six Sigma black belt training, and more than 36,300 Lean-trained employees. We drive quality improvements and achieve process excellence by leveraging Six Sigma and Lean techniques, utilizing technology and digitization frameworks, employing current best practices, and benchmarking data.

Our Clients

Our clients include some of the best known companies in the world, many of which are leaders in their respective industries. GE has been our largest client since our inception and we benefit from a long-term contract whereby GE has committed to purchase stipulated minimum dollar amounts of services through the end of 2016.

GE accounted for approximately 22.6% of our revenues in fiscal 2013. We currently provide services to all of GE’s business units, including GE Capital, Power and Water, Oil and Gas, Energy Management, Aviation, Healthcare, Transportation and Home and Business Solutions. The services we currently provide to GE are broad in their nature and are drawn from all of our service offerings. Although we have a single master services agreement, or MSA, with GE, we have a large number of statements of work, or SOWs, with GE. Currently, as a general matter, each GE business unit makes its own decisions as to whether to enter into a SOW with us and as to the terms of any such SOW. Therefore, although some decisions may be made centrally at GE, our revenues from GE are generally attributable to a number of different businesses each with its own leader responsible for decision-making regarding outsourcing.

We have over 700 clients spread across a variety of industries and geographies. Our net revenues from Global Clients have grown rapidly in the last five years, from $550.7 million in 2008 to $1.649 billion in 2013. Our net revenues from Global Clients as a percentage of total net revenues increased from approximately 52.9% in 2008 to approximately 77.4% in 2013. The 2013 net revenues from Global Clients include $12.3 million for businesses that were part of GE in 2012 and 2013 prior to their divestiture by GE. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classification of Certain Net Revenues.” The majority of our Global Clients are based in the United States, and we also have Global Clients in Europe, Asia and Australia.

Our contracts with our clients generally take the form of an MSA, which is a framework agreement that is then supplemented by SOWs. Our MSAs specify the general terms applicable to the services we will provide. For a discussion of the components of our MSAs and SOWs, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

Our clients include Ahold Europe, AstraZeneca, Citigroup, GE, GlaxoSmithKline, Hyatt, Ironshore, Kimberly-Clark, Merck, National Australia Bank, Nissan, Symantec, Walgreens and Wells Fargo.

Our People

Our people are critical to the success of our business. Our Chief Executive Officer and other members of our senior leadership team have been involved in our business since its commencement under GE.

As of December 31, 2013, we had approximately 63,600 employees worldwide, including more than 13,600 employees with Six Sigma green belt training, over 680 employees with Six Sigma black belt training and more than 36,300 Lean-trained employees.

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

Training and Development

We believe in extensive and continuous training of our employees. We have the infrastructure to train approximately 4,400 people at any one time with over 230 trainers. In 2013, we had more than 13,500 employees enrolled in part-time professional degree, e-learning and other non-degree programs provided internally or by universities and other third parties. Our training programs are designed to transfer the industry specific knowledge and experience of our industry leaders to our employees to ensure we maintain our deep process and domain expertise across the industries and processes in which we work. Our training programs cover a large number of topics, including specific service offerings, key technical and IT skills, our different clients’ workplace cultures and Six Sigma and Lean methodologies. A large part of our continuous training is designed to impart the skills and knowledge required by our employees to move to positions of increasing responsibility within Genpact.

We also have programs modeled on GE management training programs to develop the next generation of leaders and managers of our business. We run these programs for employees at various levels of management, including front-line managers, and middle and senior management.

We are working with universities, colleges, governments and private institutes in some of the countries we operate in to develop talent supply chains. We are seeking to ensure the continued availability of skilled workers in the countries we operate in.

Retention

In order to meet our growth and service commitments, we are constantly striving to attract and retain employees. There is significant turnover of employees in the business process outsourcing and information technology sectors generally, particularly in India where the majority of our employees are currently based. Our attrition rate for all employees who have been employed by us for one day or more was 25% in 2013. A number of our competitors calculate employee attrition rates for their Indian employees who have been employed for six months or more. On this basis our Indian employee attrition rate for 2013 would be approximately 24%, which we believe is relatively low for our industry based on statistics published by industry associations such as NASSCOM. We attribute this low attrition rate to a number of factors, including our effective recruiting measures, extensive training and a strong culture of providing opportunities for growth and learning. Approximately 15% of our employees were promoted in 2013 and we filled a majority of new positions internally.

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

Corporate Social Responsibility

CSR@Genpact is our platform for giving back to the communities in which we live and work. Our employees form the foundation of this platform and utilize their skills to engage with the communities around them. They educate children and young adults, donate blood and stem cells, volunteer in orphanages and homes for the elderly and seek to neutralize their carbon footprint by planting trees.

Sales and Marketing

We market our services to both existing and potential clients through our business development team. Members of this team are based around the globe, including in the United States, Europe, Australia, Asia, South America, and the Middle East, and dedicate their time to expanding the services we provide to our existing clients as well as acquiring new clients. We have a rigorous cross-selling program to leverage capabilities across all of our functions for our existing clients and the clients we gained through our acquisitions.

We have designated client partners or global relationship managers for each of our strategic relationships. The relationship manager is supported by process improvement, quality, transition, finance, human resources, information technology and industry/product subject matter expert teams to ensure the best possible solution is provided to our clients. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as the Net Promoter Score. Our sales force is primarily organized by industry vertical teams that are supported by horizontal product offerings.

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

We follow a rigorous review process to evaluate significant new business opportunities. This process starts with the presentation of new business to a deal review committee comprised of business leaders from the applicable industry vertical, operations personnel and members of our finance department. The committee applies a set of well-developed criteria to review the key terms of the new business. If, as a result of the review, the committee concludes that the new business is aligned with our strategic objectives and a good use of our resources, then our business development team is authorized to pursue the opportunity.

Delivery Centers

We commenced business in 1997 in Gurgaon, India. Since then we have established global delivery capabilities consisting of 68 delivery centers in 18 countries (not including our employees who are onsite at our clients’ premises). We choose the location of our delivery centers based on a number of factors, which include the available talent pool, infrastructure, government support and operating costs, as well as client demand. We were one of the first companies in our industry to establish operating centers in certain locations, including Dalian, Foshan and Huaqiao in China; Budapest, Hungary; Bucharest, Romania; and Gurgaon, Jaipur, Dehradun and Kolkata in India. We aim to be continuously connected with our clients’ requirements so that we are ready to serve their needs. We constantly evaluate new locations, including new countries and new cities within countries in which we currently operate, as potential sites for delivery centers and offices.

The large number of different countries from which we serve our clients differentiates us from a number of our competitors and enables us to take advantage of different languages and time zones which, in turn, enhances our ability to serve our Global Clients. As of December 31, 2013, we provided services in more than 30 languages.

Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for our net revenues from geographic areas based on the location of service delivery units.

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

It is our practice to enter into agreements with our employees and independent contractors that:

•	ensure that all new intellectual property developed by our employees or independent contractors in the course of their employment or engagement is assigned to us;

•	provide for employees’ and independent contractors’ cooperation in intellectual property protection matters even if they no longer work for us; and

•	include a confidentiality undertaking by our employees and independent contractors.

Competition

We operate in a highly competitive and rapidly evolving global market. We have a number of competitors offering services that are the same as or similar to ours. Our competitors include:

•

large multinational service providers, such as Accenture plc, International Business Machines Corporation and Capgemini S.A. and large multinational accounting firms, such as Deloitte Consulting LLP and PricewaterhouseCoopers LLP;

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

Regulation

We are subject to regulation in many jurisdictions around the world as a result of the complexity of our operations and services, including at the federal, state and local level, particularly in the countries where we have operations and where we deliver services. We are also subject to regulation by regional bodies such as the European Union, or EU.

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

In the United States, we are subject to laws and regulations arising out of our work for clients operating there, especially in the area of banking, financial services and insurance, such as the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Right to Financial Privacy Act, the USA Patriot Act, the Bank Service Company Act, the Home Owners Loan Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Troubled Assets Relief Program as well as regulation by U.S. agencies such as the SEC, the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Commodity Futures Trading Commission, the Federal Financial Institutions Examination Council, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau. We are also subject to regulation under the Health Insurance Portability and Accountability Act, the Federal Trade Commission Act, the Family Educational Rights and Privacy Act, the Communications Act, the Electronic Communications Privacy Act and applicable regulations in the area of health and other personal information that we process as part of our services.

Because of our debt collections work in the United States, we are also regulated by laws such as the Truth in Lending Act, the Fair Credit Billing Act and the Fair Debt Collections Practices Act and underlying regulations. We are currently licensed to engage in debt collection activities in all jurisdictions in the United States.

Because of our mortgage processing activities in the United States, we are also regulated by laws such as the Fair Housing Act and the Home Mortgage Disclosure Act and by regulatory bodies such as the U.S. Department of Housing and Urban Development. We currently hold mortgage related licenses in 45 states.

Because of our insurance processing activities, we are currently licensed as a third party administrator in 41 states and are regulated by the department of insurance in each such state.

We are subject to laws in the United States, the United Kingdom and the EU that are intended to limit the impact of outsourcing on employees in those countries. See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

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

We benefit from tax relief provided by laws and regulations in India, China, Colombia, the Philippines, Morocco, and Guatemala. The Indian Special Economic Zones Act of 2005, or SEZ legislation, introduced a tax holiday in certain situations for operations established in designated “special economic zones,” or SEZs. The SEZ tax benefits are available only for new business operations that are conducted at qualifying SEZ locations.

We do not presently know what percentage of our operations or income in India or other jurisdictions in future years will be eligible for a tax holiday. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Income Taxes.” In addition to the tax holidays described above, certain benefits are also available to us under certain Indian state laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions and commercial usage of electricity.

Our hedging activities and currency transfer are restricted by regulations in certain countries, including India, Romania and China.

Certain Bermuda Law Considerations

As a Bermuda company, we are also subject to regulation in Bermuda. Among other things, we must comply with the provisions of the Companies Act 1981 regulating the declaration and payment of dividends and the making of distributions from contributed surplus.

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

Executive Officers

The following table sets forth information concerning our executive officers as of February 15, 2014:

Name	Age	Position(s)
N.V. Tyagarajan	52	President, Chief Executive Officer and Director
Mohit Bhatia	49	Chief Financial Officer
Patrick Cogny	47	Senior Vice President, Infrastructure, Manufacturing and Services
Victor Guaglianone	58	Senior Vice President and General Counsel
Piyush Mehta	45	Senior Vice President, Human Resources
Arvinder Singh	49	Senior Vice President, Capital Markets and IT Services
Mohit Thukral	48	Senior Vice President, Banking, Financial Services, Insurance and Healthcare

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

Arvinder Singh has served as our Senior Vice President, Capital Markets and IT Services since October 2013. From August 2011 to October 2013, he was Senior Vice President, Sales and Marketing, Client Relationships and Re-engineering. From August 2008 to July 2011, he was Global Head of Client Relationships and GE, and from June 2005 to August 2008 he was the Business Leader for Lean Six Sigma, Transitions and Solutions. Prior to joining Genpact in June 2005 he was Senior Vice President, Six Sigma and Chief Quality Officer for GE Vendor Financial Services.

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

We have derived and are likely to continue to derive a significant portion of our revenues from GE. For 2011, 2012 and 2013, GE accounted for 30.2%, 26.1% and 22.6% of our revenues, respectively. In addition, our more mature client relationships, such as GE, typically generate higher margins than our relationships with newer clients. The loss of business from GE could have a material adverse effect on our business, results of operations and financial condition. Our master services agreement, or MSA, with GE commits GE to purchase, on an annual basis through 2016, a stipulated minimum dollar amount of services or pay us certain costs in lieu thereof. The costs that GE would be required to pay if it does not meet a minimum annual commitment are not necessarily equal to the amount by which GE’s purchases fall short of that minimum annual commitment. While our revenues from GE in 2013 significantly exceeded the stipulated minimum annual amount for that year, there is no assurance that actual revenues from GE in future years will meet or exceed the minimum annual commitment or that GE will continue to be a client at all. Revenues in excess of the minimum annual commitment can be credited, subject to certain limitations, against shortfalls in subsequent years. In addition, the MSA provides that the minimum annual committed amount of $360 million will be reduced during the last three years of the term, to $250 million in 2014, $150 million in 2015 and $90 million in 2016. The MSA provides that the minimum annual committed amount is subject to reduction in certain circumstances, including as a result of the termination of any statements of work, or SOWs, by GE for cause, non-performance of services by us due to specified force majeure events or certain other reasons. The MSA also does not require GE to engage us exclusively in respect of business process services. In addition, pricing terms and pricing levels under future SOWs may be lower than in the past. In particular, because of the size of GE and its importance to our business, it is able to exert considerable leverage on us when negotiating the terms of SOWs.

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

In the United States, measures aimed at limiting or restricting offshore outsourcing have been proposed. Such measures have been enacted in a few states, and such legislation has been recently proposed in several states and Congress. The measures that have been enacted to date generally have restricted the ability of government entities to outsource work to offshore business process service providers and have not materially adversely affected our business, primarily because we do not currently work for such governmental entities and they are not currently a focus of our sales strategy. Some of the pending legislative proposals would, for example, require call centers to disclose their geographic locations, require notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, require disclosures of companies’ foreign outsourcing practices, or limit eligibility for government contracts or financial incentives for companies that transfer work to foreign work locations. In addition, the current U.S. President continues to encourage and call for tax incentives for U.S. businesses to insource functions or return outsourced operations to the U.S. There can be no assurance that pending or future legislation in the United States that would significantly adversely affect our business, results of operations and financial condition will not be enacted. Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other country in which we have clients restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition. For example, proposed changes to European Union cloud computing standards and regulations and proposed taxes on outsourced data center activities may limit or restrict our operations, or make them more costly. Moreover, legislation enacted in the United Kingdom and by many EU countries, provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that outsourcing, if the dismissals resulted solely or principally from the outsourcing, are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the United Kingdom and other EU countries who have adopted similar laws who transfer business to us. We believe that this legislation could materially affect our ability to obtain new business from companies in the EU and, after including the cost of the potential compensation paid for unfair dismissal claims or redundancies, to provide outsourced services to our current and future clients in the EU in a cost-effective manner.

Tax matters, new legislation and actions by taxing authorities may have an adverse effect on our operations, effective tax rate and financial condition.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax expense and cash tax liability in the future could be adversely affected by numerous factors, including, but not limited to, changes in tax laws, regulations, accounting principles or interpretations and the potential adverse outcome of tax examinations and pending tax-related litigation. Changes in the valuation of deferred tax assets and liabilities, which may result from a decline in our profitability or changes in tax rates or legislation, could have a material adverse effect on our tax expense. The governments of foreign jurisdictions from which we deliver services may assert that certain of our clients have a “permanent establishment” in such foreign jurisdictions by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

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

In respect of certain of our transactions, including our acquisitions (which included our subsidiaries organized under Indian law or owning assets located there), internal reorganizations, the sale of our shares in our public offerings or otherwise by our existing significant shareholders, the Indian tax authorities may argue that Indian tax is chargeable in as much as indirect transfers of Indian subsidiaries or assets are involved in such transactions and may seek to impose tax on us directly or as a withholding agent or representative assessee of the sellers.

In 2012, the Government of India enacted legislation purporting to clarify the intent of existing tax law (and hence the law applicable in prior periods) to tax “all income accruing or arising, whether directly or indirectly, through or from any business connection in India, or through or from any property in India, or through or from any asset or source of income in India, or through the transfer of a capital asset situate in India.” The legislation, which we refer to as the Indirect Transfer Rule, also provides that an “asset or a capital asset being any share or interest in a company or entity registered or incorporated outside India shall be deemed to be situated in India, if the share or interest derives, directly or indirectly, its value substantially from the assets located in India.” “Substantially” has not been defined for purposes of the Indirect Transfer Rule. Public commentary on the legislation, including statements by various officials of the Government of India, has suggested that the legislation was intended to allow for the taxation of indirect transfer of shares in an Indian company, possibly with retrospective effect. The full implications and scope of this legislation, and how its provisions will be interpreted and applied are presently unclear, but arguably could apply to certain transactions involving the Company as noted above.

Because there are significant uncertainties relating to the application of the Indirect Transfer Rule to transactions in shares of non-Indian companies, such as the Company, that have significant assets and operations in India, it is not clear whether, or to what extent, a buyer of any shares issued by the Company could be held liable for not withholding Indian tax on the acquisition of such shares or be subject to Indian tax on gains realized on the disposition of shares of the Company.

Furthermore, the Governments of India, the United States or other jurisdictions could enact new tax legislation, including anti-avoidance provisions, which would have a material adverse effect on our business, results of operations and financial condition. In 2012, the Indian government enacted anti-avoidance provisions, which are now proposed to be implemented with effect from April 1, 2015 onwards. The full implications and scope of the new anti-avoidance provisions, if implemented, as well as how these changes may apply to us, are presently unclear. More recently, the Indian government has enacted changes to taxation on distributions from Indian companies. Our ability to repatriate surplus earnings from our subsidiaries in a tax-efficient manner is dependent upon interpretations of local laws, further possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate or the cost of our services to our clients, or impose additional levels of tax upon us, any of which could have a material adverse effect on our business, results of operations and financial condition.

Over the past few years certain tax benefits provided to companies in our industry have expired and it is not clear whether new tax policies will provide equivalent benefits and incentives.

Under the Indian Income Tax Act, 1961, our delivery centers in India, from which we derived a significant portion of our revenues, benefited from a ten-year holiday from Indian corporate income taxes in respect of their export profits under the Software Technology Parks of India (“STPI”) Scheme through March 31, 2011. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2013, was 34.0%.

During the last seven years, we established new centers that we believe are eligible for tax benefits under the Special Economic Zones Act, 2005. The SEZ legislation introduced a 15-year tax holiday scheme for operations established in designated “special economic zones” or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for a period of five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for an additional period of five years, subject to satisfying certain capital investment requirements. The SEZ legislation provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations.

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

As the SEZ legislation benefits phase out, our Indian tax expense may materially increase and our after-tax profitability may be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability. Similarly, alternative minimum taxes are imposed by certain jurisdictions on otherwise exempt income, which may increase our tax expense in future years.

We enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions such as Colombia, the Philippines, Guatemala and Morocco. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.

As a result of the foregoing, our overall tax rate may increase over the next few years and such increase may be material and may have a material adverse effect on our business, results of operations and financial condition.

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

We may face difficulties in providing end-to-end business solutions or delivering complex and large projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business.

We are expanding the nature and scope of our engagements. Our ability to effectively offer a wider breadth of end-to-end business solutions depends on our ability to attract existing or new clients to these service offerings. To obtain engagements for such end-to-end solutions, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and marketing costs. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and new clients to these service offerings. The increased breadth of our service offerings may result in larger and more complex projects with our clients. This will require us to establish closer relationships with our clients and a thorough understanding of their operations. Our ability to establish such relationships will depend on a number of factors, including the proficiency of our employees and management. Our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages. Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our profitability.

We may fail to attract and retain enough qualified employees to support our operations.

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—“Business—Our People.” In 2013, our attrition rate for all employees who were employed for a day or more was approximately 25%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2013 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

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

Our credit agreement contains covenants which require maintenance of certain financial ratios and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the credit agreement. Our credit agreement also provides that a substantial majority of the outstanding principal of the $675 million term loan facility is to be paid in a single payment at the end of the seven-year term. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt which could adversely affect our business and financial condition.

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

Our operating results may experience significant quarterly fluctuations.

Our operating results may fluctuate significantly from period to period. The long selling cycle for many of our services as well as the time required to complete the implementation phases of new contracts makes it difficult to accurately predict the timing of revenues from new clients or new SOWs as well as our costs. In addition, our future revenues, operating margins and profitability may fluctuate as a result of: changes in pricing in response to client demands and competitive pressures; changes to the financial condition of our clients; employee wage levels and utilization rates; changes in foreign exchange rates, including the Indian rupee versus the U.S. Dollar; the timing of collection of accounts receivable; enactment of new taxes; changes in domestic and international income tax rates and regulations; and changes to levels and types of share-based compensation awards and assumptions used to determine the fair value of such awards. As a result of these factors, it is possible that in some future periods, our revenues and operating results may be significantly below the expectations of public market analysts and investors. In such an event, the price of our common shares would likely be materially and adversely affected.

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

If we are unable to collect our receivables or unbilled services, our results of operations, financial condition and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate, and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, including bankruptcy and insolvency. This could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. If we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

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

Some of our contracts with clients require that we bear the cost of any sales or withholding taxes or unreimbursed value-added taxes imposed on payments made under those contracts. While the imposition of these taxes is generally minimized under our contracts, changes in law or the interpretation thereof and changes in our internal structure may result in the imposition of these taxes and a reduction in our net revenues.

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

We have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current central government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

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

As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services we provide, to enter new industries or expand our client base, or to strengthen our global presence and scale of operations. We have completed more than ten acquisitions since our inception. There can be no assurance that we will find suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions.

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

A significant percentage of our issued and outstanding common shares are currently beneficially owned by affiliates of Bain Capital. As of December 31, 2013, Bain Capital (through its affiliates) beneficially owned approximately 25% of our outstanding common shares.

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

We have received a written assurance from the Bermuda Minister of Finance under The Exempted Undertaking Tax Protection Act 1966 of Bermuda to the effect that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to us or to any of our operations or common shares, debentures or other obligations or securities until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. We cannot assure you that after such date we would not be subject to any such tax. The Direct Taxes Code Bill, 2010 proposed by the Government of India and currently pending before Indian Parliament proposes certain new residency rules for companies whereby foreign companies could under certain conditions become residents for Indian tax purposes (and hence subject to Indian tax). If we were to become subject to taxation in Bermuda or any other jurisdiction as a result of our incorporation in Bermuda, it could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

As of December 31, 2013, we have approximately $953.8 million of goodwill and $99.1 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment testing at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.

Risks Related to our Shares

Future sales of our common shares could cause our share price to decline.

Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2013, Bain Capital (through its affiliates) and its co-investors beneficially owned approximately 29% of our outstanding common shares. Subject to certain restrictions set forth in our shareholder agreement with Bain Capital and its co-investors, such shareholders are able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

Pursuant to our shareholder agreement, Bain Capital has the right, beginning on April 25, 2015, subject to certain conditions and with certain exceptions, to require us to file registration statements covering all of the common shares it owns or to include those common shares in registration statements that we may file for ourselves or for another holder of our common shares. Following their registration and sale under the applicable registration statement, those shares will become freely tradable. By exercising their registration rights and selling a large number of common shares, these holders could cause the price of our common shares to decline. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common shares.

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

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a state of the United States. As a Bermuda company, we are governed by, in particular, the Companies Act 1981, or the Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations, takeovers and indemnification of directors.

Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have the right to take action against directors or officers of the company except in limited circumstances. Directors of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company, exercising the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a director of a Bermuda company is found to have breached his or her duties to that company, he may be held personally liable to the company in respect of that breach of duty. A director may be liable jointly and severally with other directors if it is shown that the director knowingly engaged in fraud or dishonesty. In cases not involving fraud or dishonesty, the liability of the director will be determined by the Bermuda courts on the basis of their estimation of the percentage of responsibility of the director for the matter in question, in light of the nature of the conduct of the director and the extent of the causal relationship between his or her conduct and the loss suffered.

In addition, our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving or arising out of any fraud or dishonesty on the part of the officer or director or to matters which would render it void pursuant to the Companies Act. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a state within the United States.

The market price for our common shares has been and may continue to be volatile.

The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our stock price are:

•	actual or anticipated fluctuations in our quarterly and annual operating results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of other companies engaged in providing business process and information technology services;

•	loss of one or more significant clients;

•	addition or loss of executive officers or key employees;

•	regulatory developments in our target markets affecting us, our clients or our competitors;

•	announcements of technological developments;

•	limited liquidity in our trading market;

•	sales or expected sales of additional common shares or purchases or expected purchases of common shares; and

•	terrorist attacks or natural disasters or other such events impacting countries where we or our clients have operations.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the company’s common shares are traded is the New York Stock Exchange under the symbol “G”. The following table sets forth the high and low sales price of the Company’s common shares for each quarter of 2012 and 2013. As of January 31, 2014, there were 25 holders of record of our common shares.

	Sales Price
	High	Low
Year Ended December 31, 2013:
First Quarter	$18.19	$15.46
Second Quarter	$20.09	$17.85
Third Quarter	$21.19	$18.88
Fourth Quarter	$20.25	$17.20

Year Ended December 31, 2012:
First Quarter	$16.57	$14.45
Second Quarter	$16.77	$15.01
Third Quarter	$18.66	$16.37
Fourth Quarter	$17.69	$15.28

The following graph and table compare the performance of an investment in our common shares with investments in the S&P 500 Index (capitalization weighted) and a peer group of companies for the period beginning August 2, 2007, the first day our common shares traded on the New York Stock Exchange, through December 31, 2013. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each entity as of the beginning of each period for which a return is presented. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	8/2/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Genpact	$100.00	$90.93	$73.13	$89.07	$62.03	$49.07
Offshore IT/BPO & Global IT	$100.00	$92.75	$82.62	$82.26	$61.40	$49.32
S&P 500	$100.00	$99.74	$89.85	$86.94	$79.23	$61.35

	3/31/2009	6/30/2009	09/30/2009	12/31/2009	03/31/2010	06/30/2010
Genpact	$52.90	$70.15	$73.43	$88.96	$100.12	$92.72
Offshore IT/BPO & Global IT	$47.84	$66.37	$91.83	$105.80	$106.28	$102.33
S&P 500	$54.20	$62.45	$71.80	$75.74	$79.43	$70.01

	09/30/2010	12/31/2010	03/31/2011	06/30/2011	09/30/2011	12/30/2011
Genpact	$105.85	$90.75	$86.45	$102.93	$85.91	$89.25
Offshore IT/BPO & Global IT	$116.95	$131.39	$133.14	$127.84	$109.29	$110.35
S&P 500	$77.52	$85.43	$90.06	$89.71	$76.85	$85.42

	03/31/2012	06/30/2012	09/30/2012	12/31/2012	03/31/2013	06/30/2013
Genpact	$97.31	$99.28	$99.58	$92.54	$108.60	$114.87
Offshore IT/BPO & Global IT	$130.11	$109.92	$123.38	$118.44	$138.65	$120.09
S&P 500	$95.67	$92.53	$97.86	$96.87	$106.59	$109.11

	09/30/2013	12/31/2013
Genpact	$112.72	$109.67
Offshore IT/BPO & Global IT	$138.63	$156.49
S&P 500	$114.22	$125.55

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

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The financial data as of December 31, 2012 and 2013 and for the three-year period ended December 31, 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The financial data as of December 31, 2009, 2010 and 2011 and for the years ended December 31, 2009 and 2010 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data together with the financial statements included herein as well as Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(dollars and share count in millions, except per share data)
Statement of income data:
Net revenues GE	$451.3	$479.2	$483.8	$496.7	$482.0
Net revenues Global Clients	668.7	779.7	1,116.7	1,405.3	1,649.9

Total net revenues	1,120.1	1,259.0	1,600.4	1,902.0	2,132.0
Cost of revenue	672.6	788.5	1,004.9	1,157.8	1,319.6

Gross profit	447.4	470.4	595.5	744.2	812.4
Operating expenses:
Selling, general and administrative expenses	265.4	282.1	358.0	456.6	484.8
Amortization of acquired intangible assets	26.0	16.0	20.0	23.2	23.6
Other operating (income) expense, net	(6.1)	(5.5)	1.4	0.0	(5.6)

Income from operations	162.2	177.9	216.2	264.3	309.5
Foreign exchange (gains) losses, net	5.5	(1.1)	(35.1)	(13.1)	(20.8)
Other income (expense), net	4.4	5.2	10.7	(14.5)	(24.3)

Income before equity method investment activity, net and income tax expense	161.1	184.2	262.1	263.0	306.0
Equity-method investment activity, net	0.7	1.0	0.3	(0.0)	(0.2)

Income before income tax expense	160.4	183.2	261.7	263.0	306.2
Income tax expense	25.5	34.2	70.7	78.4	71.1

Net income	$135.0	$149.0	$191.1	$184.6	$235.1
Net income attributable to noncontrolling interest	7.7	6.9	6.8	6.4	5.3

Net income attributable to Genpact Limited shareholders	$127.3	$142.2	$184.3	$178.2	$229.7

Net income available to Genpact Limited common shareholders	$127.3	$142.2	$184.3	$178.2	$229.7
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.13	0.65	$0.83	$0.80	$1.00
Diluted	$0.12	0.63	$0.81	$0.78	$0.97
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	215.5	219.3	221.6	223.7	229.3
Diluted	220.1	224.8	226.4	229.5	235.8

	As of December 31,
	2009	2010	2011	2012	2013
	(dollars in millions)
Balance sheet data
Cash and cash equivalents	$288.7	$404.0	$408.0	$459.2	$571.3
Total assets	1,747.6	1,893.5	2,403.4	2,605.9	2,689.4
Long-term debt, including current portion	69.7	25.0	102.9	661.9	657.9
Total liabilities	547.8	412.2	967.7	1,434.1	1,365.3
Retained earnings	278.9	421.1	605.4	282.0	511.7
Genpact Limited shareholders’ equity	1,197.4	1,478.7	1,433.1	1,168.4	1,322.7
Noncontrolling interest	2.4	2.6	2.6	3.4	1.3
Total liabilities, non controlling interest and shareholders’ equity	$1,747.6	$1,893.5	$2,403.4	$2,605.9	$2,689.4
Operating data (unaudited):
Employees (#)	38,645	43,912	55,400	60,200	63,600
Delivery Centers (#)	39	41	57	73	68

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

Overview

We are a global leader in transforming and running business processes and operations, including those that are complex and industry-specific. We have 63,600+ employees in 24 countries with key management and corporate offices in New York City.

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

We started actively pursuing business from Global Clients on January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources, including through acquisitions. As a result, our net revenues from Global Clients have increased from $550.7 million in 2008 to $1,649.9 million in 2013, representing a compound annual growth rate, or CAGR, of approximately 24.5%. See “—Classification of Certain Net Revenues” for an explanation of the classification of revenues related to businesses once owned by GE and subsequently sold. During the same period, our net revenues from GE decreased from $490.2 million in 2008 to $482.0 million in 2013. See “—Classification of Certain Net Revenues.” Our net revenues from Global Clients as a percentage of total net revenues have increased from 52.9% in 2008 to 77.4% in 2013, and, accordingly, our net revenues from GE as a percentage of total net revenues have decreased proportionately over the same period.

On March 24, 2010, a secondary offering of 38.6 million common shares held by certain of our shareholders was completed at a price of $15 per share. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering.

On August 1, 2012, we announced that Glory Investments A Limited, formerly known as South Asia Private Investments and an affiliate of Bain Capital Investors, LLC (“Bain Capital”) had entered into an agreement to purchase approximately 67.8 million of our common shares from affiliates of General Atlantic, LLC (“GA”) and

Oak Hill Capital Partners (“OH”) for $14.76 per share, or approximately $1.0 billion, after our payment of a special cash dividend of $2.24 per share, or $501.6 million in the aggregate. The special cash dividend was declared by our board of directors on August 30, 2012, and paid on September 24, 2012 to holders of record as of September 10, 2012. On October 25, 2012, as permitted under the share purchase agreement, Bain Capital, its affiliated assignees and two additional co-investors completed the purchase of approximately 67.8 million of our common shares.

On August 30, 2012, we terminated our credit facility of $380.0 million obtained in May 2011 and entered into a new credit facility of $925.0 million to repay the May 2011 credit facility, fund a portion of the special cash dividend, pay fees and expenses in connection with the foregoing and to provide for our general corporate purposes, including working capital requirements. Net proceeds from the credit facility along with cash on hand were partially used to fund the special cash dividend payment of $2.24 per share, or $501.6 million in the aggregate, which was paid on all issued and outstanding common shares.

The above share purchase transaction, the entry into a new credit facility and the payment of the special cash dividend are referred to collectively as the “2012 Recapitalization.”

We incurred expenses of approximately $23.5 million for the 2012 Recapitalization, excluding the fees associated with the termination of the May 2011 credit facility and the entry into the new credit facility. Of the total expenses of $23.5 million, $6.2 million was incurred in connection with the payment of the special cash dividend and recorded as part of “selling, general and administrative expenses” in the Consolidated Statements of Income. The balance of the total expenses of approximately $17.2 million was incurred in relation to the share purchase transaction. At the closing of the share purchase transaction on October 25, 2012, $17.0 million of the $17.2 million was reimbursed by GA and OH, both of which have been recorded as part of “other income (expense), net.”

In accordance with the pre-existing anti-dilutive provisions of our stock-based compensation plans, as a result of our payment of the special cash dividend we reduced the exercise price per share of each outstanding stock option award and increased the number of all stock-based awards outstanding as of the record date of the special cash dividend in such a manner that the aggregate fair value, intrinsic value and the ratio of the exercise price to the market price of the outstanding stock-based awards were approximately equal immediately before and after the adjustments. Therefore, in accordance with the equity restructuring guidance under ASC 718, Compensation-Stock Compensation, no incremental compensation expense was recognized for the adjustment to the outstanding stock-based awards as a result of the special cash dividend.

On December 14, 2012, a secondary offering of 10.9 million common shares held by GA and OH was completed at an offering price of $15.50 per share. All of the common shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred expenses in connection with the secondary offering amounting to approximately $0.2 million, which was receivable as of December 31, 2012 and has since been recovered from the selling shareholders. After the completion of the secondary offering, GA and OH each owned approximately 2.4% of our outstanding common shares and ceased to be significant shareholders and related parties.

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

Revenues.    We earn revenues pursuant to contracts which generally take the form of a master service agreement, or MSA, which is a framework agreement that is then supplemented by statements of work, or SOWs. Our MSAs specify the general terms applicable to the services we will provide. Our MSAs are generally for terms of three to seven years, although they may also have an indefinite term or be of term lesser than three years. In most cases they do not specify pricing terms or obligate the client to purchase a particular amount of services. We then enter into SOWs under an MSA, which specify particular services to be provided and the pricing terms. Most of our revenues are from SOWs with terms of two to five years. We typically have multiple SOWs under any given MSA, and the terms of our SOWs vary depending on the nature of the services provided.

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

All costs related to contract acquisition prior to signing a contract are expensed as incurred and classified as selling, general and administrative expenses. Once a contract is signed, we defer revenues from the transition of services to our delivery centers, as well as the related cost of revenue. We recognize such deferred revenues and related costs of revenue over the period in which the related service delivery is expected to be performed, which is currently estimated to be three years. Any costs incurred for acquiring the contracts, such as contract acquisition fees or other upfront fees paid to the client or any other third party, are amortized over the period of contract. These amounts are generally recoverable from the clients in case of premature termination of the contracts without cause.

We price our services under a variety of arrangements, including time and materials, transaction-based and, to a lesser extent, fixed-price contracts. When services are priced on a time-and-materials basis, we charge the client based on full-time equivalent, or FTE, rates for the personnel who will directly perform the services. The FTE rates are determined on a periodic basis, vary by category of service delivery personnel and are set at levels to reflect all our costs, including the cost of supervisory personnel and the allocable portion of other costs, and a margin. In some cases, time-and-materials contracts are based on hourly rates of the personnel providing the services. Time-and-materials pricing does not require us to estimate the volume of transactions or other processes that the client expects us to operate.

In transaction-based pricing, which is a commonly used pricing model in our industry, clients are charged a fixed fee per transaction, with the fee per transaction sometimes linked to the total number of transactions processed. Some of our contracts give the client the option to prospectively change from a time-and-materials model to a transaction-based pricing model, which has elements of both a time-and-materials and a fixed-priced model.

A portion of our revenues is derived from fixed-price contracts. Our profitability under a fixed-price contract, compared to a time-and-materials or transaction-based contract, is more dependent on our ability to estimate the number of FTEs required to perform the services, the time required to complete the contract and the amount of travel and other expenses that will be incurred in performing that contract. Accordingly, while we may have an opportunity to realize a higher profit, our profitability under each of our fixed-price contracts could also be lower than we expect.

There are a variety of other aspects to our pricing of contracts. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk when services are priced on a transaction or time-and-materials basis. Many of our MSAs also provide that, under transaction and fixed-price SOWs, we are entitled to retain a portion of certain productivity benefits we achieve, such as those resulting from being able to provide the same volume of services with fewer FTEs. However, some of our MSAs and/or SOWs require certain minimum productivity benefits to be passed on entirely to our clients. Once an MSA and related SOWs are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA and over the life of a particular SOW. This is due to a number of factors. Margins under an MSA can improve to the extent that the time and expense involved in negotiating additional SOWs, transitioning the processes to our delivery centers and commencing production are generally less with respect to additional services provided under an MSA than they are with respect to the initial services provided under that MSA. Margins under an MSA or SOW can improve as a result of the realization of economies of scale as the volume of services increases or upon the achievement of productivity benefits. Thus, our more mature client relationships typically generate higher margins. A critical part of our strategy is therefore to expand relationships with our clients as a means to increase our overall revenues and improve our margins.

Reimbursements of out-of-pocket expenses received from clients, consisting principally of travel expenses, have been included as part of net revenues from services.

We follow a rigorous review process to evaluate significant new business opportunities. New business proposals are reviewed by a committee comprised of business leaders from the applicable industry vertical, operations personnel, and members of our finance team. In this way, we try to ensure that contract terms meet our pricing and service objectives. See Item 1—“Business—Sales and Marketing.”

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

In December 2011 and subsequently in January 2013, we entered into amendments to the MSA with GE which extended certain statements of work under the MSA until December 31, 2015 and December 31, 2016, respectively. The amendments also modified certain productivity guarantees and price reduction commitments made by us. Further, the December 2011 amendment revised the payment terms and termination provisions. The January 2013 amendment provided the flexibility to move towards transaction or output-based pricing.

Our pricing arrangements with GE vary by SOW and include some time and materials contracts and some fixed-price contracts. Because of our long-term relationship with GE, the negotiation and implementation of new SOWs often occurs in less time than would be required for a new client. Our business from GE comes from a variety of GE’s businesses and decisions to use our services are currently, as a general matter, made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, the total level of business we receive generally depends on the decisions of the various operating managers of such businesses. In addition, because our business from GE is derived from a variety of businesses within GE, our exposure to GE is diversified in terms of industry risk. See Item 1A—“Risk Factors—GE accounts for a significant portion of our revenues and any loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.”

Classification of certain net revenues.    Our net revenues are classified as net revenues from GE and net revenues from Global Clients. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or more of the stock. After GE ceased to own at least 20% of such businesses, we began to treat the revenues from those businesses as Global Client net revenues, in each case from the date that GE ceased to be a 20% shareholder. We have continued to perform services for such businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. We either entered into new MSAs with respect to such businesses following their divestiture by GE or agreed with such businesses to continue to work pursuant to the terms agreed to by GE.

Expenses.    Personnel expenses are a major component of both our cost of revenue and selling, general and administrative expenses. Personnel expenses include salaries and benefits (including stock-based compensation) as well as costs related to recruiting, training and retention. Our industry is labor intensive. Wage levels in the countries in which our delivery centers are located have increased in recent years. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing our attrition rate, and delivering productivity. We try to control increases in entry-level wages by implementing innovative recruiting policies, utilizing continuous training techniques, emphasizing promotion opportunities and maintaining an attractive work atmosphere and company culture. In 2008, we formed a joint venture with NIIT, one of the largest training institutes in Asia, to create a training institute to assist us with training and reduce our training costs. Since then we have been expanding our internal hiring and training programs to expand the pool of potential applicants we hire and to upgrade our employees’ skill levels so that employees may take on higher value-added tasks over time. In planning our expansion of capacity, we look for locations that help us ensure global delivery capability while helping us control average salary levels. In India and in other countries where we may open multiple locations, we try to expand into cities where competition for personnel and wage levels may be lower than in more developed cities. In addition, under some of our contracts we have the ability to share with our clients a portion of any increase in costs due to inflation. Nevertheless, despite these steps, we expect general increases in wage levels in the future, which could adversely affect our margins. A significant increase in attrition rates would also increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. Increased attrition rates or increased pricing may also cause some clients to be less willing to use our services. See Item 1A—“Risk Factors—Wage increases in the countries in which we have operations may prevent us from sustaining our competitive advantage and may reduce our profit margin.”

Personnel expenses are allocated between cost of revenue and selling, general and administrative expenses based on the classification of the employee. Personnel expenses for employees who are directly responsible for the performance of services for clients, their supervisors and certain support personnel who may be dedicated to a particular client are included in cost of revenue. Personnel expenses for senior management employees who are not dedicated to a particular client, business development personnel and other personnel involved in support functions are included in selling, general and administrative expenses.

Our operational expenses include facilities maintenance expenses, travel and living costs, communications expenses, consulting and other costs. Travel and living costs, which represent the costs of travel, accommodation and meals of employees while traveling for business, are allocated between cost of revenue and selling, general and administrative expenses based on the allocation of the personnel expenses of the employee incurring such costs. Facilities maintenance and certain other operational costs are allocated between cost of revenue and selling, general and administrative expenses in the same proportions as the allocation of our employees by headcount. Our depreciation and amortization expense is similarly allocated by headcount. Consulting charges, consisting of the cost of consultants and subcontractors who are directly responsible for the performance of services for clients, are included in cost of revenue.

Cost of revenue.    The principal component of cost of revenue is personnel expenses. We include in cost of revenue all personnel expenses for employees who are directly responsible for the performance of services for clients, their supervisors and certain support personnel who may be dedicated to a particular client or a set of processes. Stock-based compensation is allocated between cost of revenue and selling, general and administrative expenses based on the function to which the employee belongs.

The operational expenses included in cost of revenue include a portion of our facilities maintenance expenses, travel and living expenses, communication expenses and certain other expenses. As noted above, facilities maintenance expenses and certain other expenses are allocated between cost of revenue and selling, general and administrative expenses based on headcount. Travel and living expenses are included in cost of revenue if the personnel expense for the employee incurring such expense is included in cost of revenue. The operational expenses component of cost of revenue also includes consulting charges, which generally represent the cost of third-party consultants or subcontractors that we may engage for particular services. Cost of revenue also includes a portion of our depreciation and amortization expense, which is allocated between cost of revenue and selling, general and administrative expenses based on headcount.

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

Selling, general and administrative expenses.    Our selling, general and administrative, or SG&A, expenses are primarily comprised of personnel expenses for senior management, corporate personnel in enabling functions such as human resources, finance, legal, marketing, sales and sales-related personnel, and other personnel who are not dedicated to a particular client. Stock-based compensation is allocated between cost of revenue and selling, general and administrative expenses based on the function to which the employee belongs. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. Further, total facilities maintenance expenses, certain communication expenses and certain other expenses are allocated to SG&A based on headcount. The operational costs component of SG&A expenses also includes professional fees, which represent the costs of third party legal, tax, accounting and other advisors, and an allowance for doubtful receivables. SG&A expenses also include a portion of our depreciation and amortization expense, which is allocated between cost of revenue and SG&A expenses based on headcount.

Other operating (income) expense, net.    Other operating income consists primarily of income from shared services with GE for the use of our delivery centers and certain support functions that GE manages and operates with its own employees. In addition, there are certain other operating losses due to impairment of property, plant and equipment, certain capital work in progress items, and an increase or decrease in the fair value of the earn-out consideration relating to business acquisitions. We do not recognize shared service income as net revenues because it is not currently one of our primary service offerings; however, our costs incurred in connection with generating such income are included in cost of revenue and SG&A.

Foreign exchange (gains) losses, net.    Foreign exchange (gains) losses, net, primarily consist of gains or losses on the re-measurement of non-functional currency assets and liabilities. In addition, it includes gains or losses on account of derivative contracts entered into to offset the impact of the re-measurement of non-functional currency assets and liabilities. It also includes the realized and unrealized gains or losses on derivative contracts that do not qualify for “hedge” accounting. It does not include the gains or losses on derivative contracts acquired to mitigate foreign currency exposure related to our foreign currency denominated revenues and expenditures and which qualify for “hedge” accounting or “cash flow hedges.” These gains or losses are deferred and included as other comprehensive income (loss) until the derivative contracts mature, at which time the gains or losses on the cash flow hedges are classified as net revenues, cost of revenue and selling, general and administrative expenses based on the underlying risk being hedged. See note 2 to our consolidated financial statements and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

Approximately 71.0% of our revenues were earned in U.S. dollars in fiscal 2013. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, Japanese yen, South African rand and Indian rupees. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “—Expenses” above. We enter into forward currency contracts to hedge most of our Indian rupee-U.S. dollar, Mexican peso-U.S. dollar, Philippines peso-U.S. dollar, euro-U.S. dollar, euro-Romanian leu, euro-Hungarian forint, pound sterling-U.S. dollar, Australian dollar-U.S. dollar and our Chinese renminbi-Japanese yen currency exposure, which are generally designed to qualify for hedge accounting. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. The realized gain or loss on derivative contracts that qualify for hedge accounting is allocated to net revenues, cost of revenue and SG&A based on the underlying risk being hedged. The effective portion of the mark-to-market gains and losses on qualifying hedges is deferred and recorded as a component of other comprehensive income until the transactions occur and is then recognized in the consolidated statements of income. Our foreign exchange (gains) losses, net includes the mark-to-market gain or loss on other derivatives.

Other income (expense), net.    Other income (expense), net consists primarily of interest expense on indebtedness and capital lease obligations, and interest adjustment relating to earn-out consideration in connection with certain acquisitions. Other income (expense) also includes interest income on intercorporate and other deposits.

Income taxes.    We are incorporated in Bermuda and have operations in many countries. Our effective tax rate has varied and will, in the future, vary from year to year based on the tax rate in our jurisdiction of organization, the geographical source of our earnings and the tax rates in those countries, the tax relief and incentives available to us, the financing and tax planning strategies employed by us, changes in tax law or the interpretation thereof and movements in our tax reserves, if any.

Bermuda taxes.    Our parent company is organized in Bermuda. Bermuda does not impose any income tax on us.

Indian taxes.    The SEZ legislation provides for a 15-year tax holiday scheme for operations established in designated special economic zones, or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for a period of five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for an additional period of five years, subject to the creation of a “Special Economic Zone Re-investment Reserve Account,” to be utilized only for acquiring new plant or machinery, or for other business purposes not including the distribution of dividends. This holiday is available only for new business operations that are conducted at qualifying SEZ locations and is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond prescribed limits) to new locations. During the last seven years, we established new delivery centers that we believe are eligible for the SEZ benefits. It is not clear, however, what percentage of our operations or income in India will in the future be eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above.

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

The governments of foreign jurisdictions from which we deliver services may assert that certain of our clients have a “permanent establishment” in such jurisdictions by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

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

Other taxes.    We have operating subsidiaries in other countries, including Brazil, China, Colombia, the Czech Republic, Guatemala, Hungary, Japan, Kenya, Mexico, Morocco, the Netherlands, the Philippines, Poland, Romania, the United Kingdom, South Africa, the United Arab Emirates and the United States, as well as sales and marketing subsidiaries in certain jurisdictions including the United States and the United Kingdom, which are subject to tax in such jurisdictions.

During 2009, one of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. That subsidiary is as a result subject to a lower corporate income tax rate of 15% for a 3 year period starting in 2009, extendable with necessary approvals. In 2012, this approval was extended by two years through December 31, 2013. We also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including the Philippines, Guatemala, Colombia and Morocco. These tax concessions will expire over the next few years, possibly increasing our overall tax rate. Our ability to repatriate surplus earnings from our foreign subsidiaries in a tax-efficient manner is dependent upon interpretations of local law, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate.

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

Tax losses and other deferred tax assets.    Our ability to utilize our tax loss carry-forwards and other deferred tax assets and credits may be affected if our profitability deteriorates or if new legislation is introduced that changes carry-over or crediting rules. Also, reductions in enacted tax rates may affect the value of our deferred tax assets and our tax expense.

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

In September 2012, we acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited (“Atyati”), a cloud-hosted technology platform provider for the rural banking sector in India, which gives us access to this rapidly growing segment as well as some strategic India client relationships, for initial cash consideration of $19.4 million subject to adjustment based on the closing date final working capital. The acquisition agreement also provides for additional deferred consideration, which has a discounted value of $2.5 million, and earn-out consideration (ranging from $0 to $14.4 million based on gross profit for the fiscal year ending March 31, 2014), which had an estimated fair value of $1.5 million as of the date of the acquisition. Goodwill arising from the acquisition amounted to $13.9 million and has been allocated to our India reporting unit.

In August 2012, we acquired 100% of the outstanding equity interest in Triumph Engineering, Corp. and Triumph On-Demand, Inc. (collectively, the “Triumph Companies”), U.S.-based providers of engineering services to the aviation, energy, and oil and gas industries, giving us engineering services capabilities for the heavy manufacturing industry, for initial cash consideration of $3.6 million, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement also provided for additional deferred consideration, which has a discounted value of $0.4 million, and earn-out consideration (ranging from $0 to $4.5 million based on gross profit for the years ending December 31, 2013 and 2014), which had an estimated fair value of $3.3 million as of the date of the acquisition. Goodwill arising from the acquisition amounted to $4.5 million and has been allocated to our India reporting unit.

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

Earn-out consideration and deferred consideration

We acquired Akritiv Technologies, Inc. (“Akritiv”), High Performance Partners, LLC (“HPP”), Empower Research, LLC (“Empower”), Atyati and the Triumph Companies on March 14, 2011, August 24, 2011, October 3, 2011, September 4, 2012 and August 17, 2012, respectively. The terms of the acquisition agreements for these business acquisitions provided for payment of additional earn-out consideration if certain future events or conditions are met. These earn-outs were recorded as liabilities based on their fair values as of the acquisition dates. We evaluate the fair value of earn-out consideration for the respective acquisitions for changes at each reporting period. As of December 31, 2013, we re-measured the fair value of such earn-out consideration with corresponding changes in the Consolidated Statements of Income as follows:

dollars in millions
Decrease in fair value of earn-out consideration for Empower	$(0.1)
Decrease in fair value of earn-out consideration for Triumph Companies	(2.4)
Decrease in fair value of earn-out consideration for Atyati	(1.8)
Decrease in fair value of earn-out consideration for HPP	(0.4)

$(4.7)

Further, during the year ended December 31, 2013, we paid earn-out consideration of $0.09 million, $3.3 million and $1.5 million for HPP, Akritiv and Empower, respectively, due to the fulfillment of certain earn-out conditions set forth in the acquisition agreements. Additionally, during the year ended December 31, 2013, we paid deferred consideration of $0.8 million to the Empower sellers pursuant to the terms of the acquisition agreement.

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

In December 2013, we completed the divestiture of Gantthead.com, Inc., an online technology portal for project management, which was acquired as a part of our acquisition of Headstrong Corporation in 2011. The divestiture was made for cash consideration of $3.2 million, resulting in a loss of $2.3 million. The results of operations of Gantthead.com, Inc. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

The above divestitures have been undertaken in accordance with our strategy to allocate capital and resources to support profitable growth and a higher return on investment.

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

Revenue recognition.    As discussed above, we derive revenues from our services which are charged on a time-and-materials, transaction or fixed-price basis. We recognize revenues when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been rendered and collectability is reasonably assured. Revenues derived from time-and-materials and transaction-based contracts are recognized as the related services are performed. In the case of fixed-price contracts, including those for application maintenance and support services, revenues are recognized ratably over the term of the contracts. Revenues with respect to fixed-price contracts for the development, modification or customization of software are recognized on a percentage of completion method. Guidance has been drawn from FASB guidelines on Software—Revenue Recognition, to account for revenue from fixed-price arrangements for software development and related services in conformity with FASB guidance on Revenue Recognition—Construction—Type and Production-Type Contracts. The input (effort expended) method has been used to measure progress towards completion, because management considers this to be the best available measure of progress on these contracts as there is a direct relation between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

If we receive a cash payment in respect of services prior to the time a contract is signed, we recognize this as an advance from a client. As the contract is signed, it becomes revenue to the extent the services are rendered and price is fixed or determinable.

Some of our client contracts also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied, price is determinable and we conclude that the amounts are earned.

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

We enter into multiple-element revenue arrangements in which a customer may purchase a combination of our services. We recognize revenue from multiple-element arrangements based on (1) whether and when each element has been delivered, (2) the fair value of each element as determined using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value, third-party evidence or using best estimated selling price, as applicable, and (3) the allocation of the total price among the various elements based on the relative selling price method.

Our accounts receivable include amounts for services that we have performed and for which an invoice has not yet been issued to the client. We follow a 30-day billing cycle and, as such, there may be at any point in time up to 30 days of revenues which we have accrued but not yet billed. These are disclosed as a part of accounts receivable.

Accounts receivable.    We record accounts receivable at the invoiced or to be invoiced amount and our accounts receivable do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Any receivable that is due after one year is classified under “Other Assets” in the Consolidated Balance Sheets. We maintain an allowance for doubtful accounts for estimated losses inherent in the accounts receivable portfolio. In establishing the required allowance, we consider the historical losses adjusted in the past to take into account current market conditions and our clients’ financial condition, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our clients.

Business combinations, goodwill and other intangible assets.    We account for business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. We identify a business as an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return. Deferred and contingent consideration are included in the acquisition cost and are recognized at their fair values as of the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition-related costs are expensed as incurred under selling, general and administrative expenses.

Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31 based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, we perform the quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the quantitative assessment, recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, we perform qualitative assessments of goodwill impairment between annual tests as necessary to identify if an event occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Intangible assets acquired individually, or with a group of other assets in a business combination, are carried at a cost less accumulated amortization based on their estimated useful lives as follows:

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

Derivative instruments and hedging activities.    We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies and interest rate risk. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under FASB guidance on Derivatives and Hedging.

With respect to derivatives designated as cash flow hedges, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. In addition, we formally assess, both at the inception of the hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we will prospectively discontinue hedge accounting with respect to that derivative.

We recognize derivative instruments and hedging activities as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Changes in the fair values of these hedges are deferred and recorded as a component of other comprehensive income (losses), net of tax until the hedged transactions occur and are then recognized in the Consolidated Statements of Income along with the underlying hedged item and disclosed as a part of “Total net revenues,” “Cost of revenue” and “Selling, general and administrative expenses,” as applicable.

Changes in the fair value of other derivative contracts and the ineffective portion of hedging instruments are recognized in the Consolidated Statement of Income of each period and are included in foreign exchange (gains) losses, net and other income (expense), net, respectively.

We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 primarily represent foreign currency forward contracts. The quotes are taken from independent sources and database.

In all situations in which hedge accounting is discontinued and the derivative is retained, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent change in its fair value in the Consolidated Statement of Income. When it is probable that a forecasted transaction will not occur, we discontinue the hedge accounting and recognize immediately in foreign exchange (gains) losses, net in the Consolidated Statements of Income, the gains and losses attributable to such derivative that were accumulated in other comprehensive income (loss).

Income taxes.    We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating losses are carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the tax status change becomes effective. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income. In the case of an entity that benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse after the expiration of the tax holiday.

We also evaluate potential exposures related to tax contingencies or claims made by the tax authorities in various jurisdictions and determine if a reserve is required. A reserve is recorded if we believe that a loss is more likely than not to occur and the amount can be reasonably estimated. These reserves are based on estimates and subject to changing facts and circumstances considering the progress of ongoing audits, case laws and new legislation. We believe that the reserves established are adequate in relation to any possible additional tax assessments.

We generally plan to indefinitely reinvest the undistributed earnings of foreign subsidiaries, except for those earnings that can be repatriated in a tax-free manner and, accordingly, do not accrue any material income, distribution or withholding taxes that would arise if such earnings were repatriated.

We apply a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will more likely than not be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. We also include interest and penalties related to unrecognized tax benefits within our provision for income tax expense.

Retirement benefits.    Contributions to defined contribution plans are charged to the consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. We recognize the liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate over time and payment is probable and estimable.

We record annual amounts relating to defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. We review these assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to these assumptions is recorded in other comprehensive income and amortized to net periodic cost over future periods using the corridor method. We believe that the assumptions used in recording the obligations under the defined benefit plans are reasonable based on historical trend, future expectation and market conditions.

Stock-based compensation expense.    We recognize and measure compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option pricing model (Black-Scholes-Merton model) and for awards other than option awards, grant date fair value is determined on the basis of the fair market value of the company’s shares on the date of grant of such awards. We recognize compensation expense for stock-based awards net of estimated forfeitures. Stock-based compensation recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest. As a result, the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We amortize the compensation cost on a straight-line basis over the vesting period.

Results of Operations

The following table sets forth certain data from our income statement for the years ended December 31, 2011, 2012 and 2013.

	Year ended December 31,			Percentage Change Increase/(Decrease)
	2011	2012	2013	2012 vs. 2011	2013 vs. 2012
	(dollars in millions)
Net revenues—GE	$483.8	$496.7	$482.0	2.7%	(2.9)%
Net revenues—Global Clients	1,116.7	1,405.3	1,649.9	25.8%	17.4%

Total net revenues	1,600.4	1,902.0	2,132.0	18.8%	12.1%

Cost of revenue	1,004.9	1,157.8	1,319.6	15.2%	14.0%
Gross profit	595.5	744.2	812.4	25.0%	9.2%
Gross profit Margin	37.2%	39.1%	38.1%
Operating expenses
Selling, general and administrative expenses	358.0	456.6	484.8	27.6%	6.2%
Amortization of acquired intangible assets	20.0	23.2	23.6	16.3%	1.8%
Other operating (income) expense, net	1.4	0.0	(5.6)	(98.8)%	NM *

Income from operations	216.2	264.3	309.5	22.2%	17.1%
Income from operations as a percentage of Total net revenues	13.5%	13.9%	14.5%
Foreign exchange (gains) losses, net	(35.1)	(13.1)	(20.8)	(62.5)%	57.9%
Other income (expense), net	10.7	(14.5)	(24.3)	(235.3)%	67.7%

Income before Equity method investment activity, net and income tax expense	262.1	263.0	306.0	0.4%	16.3%
Equity method investment activity, net	0.3	(0.0)	(0.2)	(105.2)%	NM *

Income before income tax expense	261.7	263.0	306.2	0.5%	16.4%
Income tax expense	70.7	78.4	71.1	11.0%	(9.3)%

Net Income	191.1	184.6	235.1	(3.4)%	27.3%
Net income attributable to noncontrolling interest	6.8	6.4	5.3	(6.0)%	(16.3)%

Net income attributable to Genpact Limited common shareholders	$184.3	$178.2	$229.7	(3.3)%	28.9%

Net income attributable to Genpact Limited shareholders as a percentage of Total net revenues	11.5%	9.4%	10.8%

*	Not Measurable

“Net revenues—Global Clients” for the year ended December 31, 2012 disclosed above includes net revenues earned from a client in which one of our directors has a controlling interest, and another client that had a significant interest in the Company as of December 31, 2012. “Net revenues—Global Clients” for the year ended December 31, 2013 disclosed above includes net revenues earned from a client that is an affiliate of a significant shareholder of the Company as described in note 27 in Part IV—Financial Statements.

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Net revenues.    Our net revenues were $2,132.0 million in 2013, up $230.0 million, or 12.1%, from $1,902.0 million in 2012. The growth in net revenues was primarily due to an increase in business process management, or BPM, and information technology, or IT, services for our Global Clients and acquisitions completed during 2012 and 2013. Approximately $126.0 million, or 54.8%, of the growth in our 2013 net revenues came from client relationships that began prior to 2013. Our average headcount increased by 4.9% to approximately 59,300 in 2013 from approximately 56,500 in 2012. Our annualized net revenues per employee were $36,000 in 2013, up from $34,000 in 2012.

	Year Ended December 31,		Percentage Change Increase/ (Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
BPM	$1,456.2	$1,608.2	10.4%
IT	445.8	523.8	17.5

Total Net Revenues	$1,902.0	$2,132.0	12.1%

BPM revenues for 2013 were $1,608.2 million, up $152.1 million, or 10.4%, from $1,456.2 million in 2012, led by revenues from our Global Clients and the acquisitions of Accounting Plaza, the Triumph Companies and Atyati. Growth in BPM services includes a $15.3 million increase in our Smart Decision Services revenues from Global Clients. Net revenues from IT services were $523.8 million in 2013, up $78.0 million, or 17.5%, from $445.8 million in 2012, primarily driven by revenues from our Global Clients and the acquisition of the Jawood Business.

Net revenues from IT services as a percentage of total net revenues increased to 24.6% in 2013 from 23.4% in 2012. BPM revenues as a percentage of total net revenues decreased to 75.4% in 2013 from 76.6% in 2012.

	Year Ended December 31,		Percentage Change Increase/ (Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
GE	$496.7	$482.0	(2.9)%
Global Clients	1,405.3	1,649.9	17.4

Total Net Revenues	$1,902.0	$2,132.0	12.1%

Net revenues from Global Clients for 2013 were $1,649.9 million, up $244.6 million, or 17.4%, from $1,405.3 million in 2012. Of this increase, $60.9 million, or 24.9%, was from clients in the banking and financial services industries. Another $56.6 million, or 23.1%, of the increase came from clients in the consumer packaged goods, retail and life sciences industries. $48.4 million, or 19.8%, of the increase came from clients in the healthcare industry, including IT services revenue from the acquisition of the Jawood Business. Additionally, $31.5 million, or 12.9%, and $22.2 million, or 9.1%, of total increase in Global Clients net revenues came from the infrastructure, manufacturing and services (IMS) and insurance verticals, respectively. As a percentage of total net revenues, net revenues from Global Clients increased from 73.9% in 2012 to 77.4% in 2013.

Net revenues from GE were $482.0 million in 2013, down $14.6 million, or 2.9%, from 2012, primarily as a result of divestitures by GE. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Classification of Certain Net Revenues,” certain businesses in which GE ceased to be a 20% shareholder in 2013 were classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Clients net revenues post-divestiture. Net revenues from GE in 2013 decreased by 0.6% from 2012 after excluding net revenues from such dispositions by GE, primarily as a result of productivity improvements in the services delivered to GE. Net revenues from GE declined as a percentage of our total net revenues from 26.1% in 2012 to 22.6% in 2013.

Net revenues from geographic areas based on the location of service delivery units are as follows:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
	(dollars in millions)
India	$1,197.4	$1,328.2	10.9%
Americas	306.3	359.8	17.5
Asia, other than India	208.1	224.7	7.9
Europe	$190.2	219.4	15.4

Total net revenues	$1,902.0	$2,132.0	12.1%

Net revenues grew in all of our geographic delivery regions in 2013. Net revenues from delivery centers located in the Americas contributed $359.8 million in 2013, up 17.5% from 2012. Delivery centers located in Europe contributed $219.4 million to total net revenues, up 15.4% from 2012. Net revenues from India-based delivery centers were $1,328.2 million in 2013, up 10.9% from 2012. A portion of net revenues attributable to India-based delivery centers includes net revenues for services performed from delivery centers outside India that are managed by India-based delivery leaders or at clients’ premises outside India by personnel normally based in India. The balance of net revenues, which is attributable to Asia, other than India, was $224.7 million, up 7.9% from 2012.

Cost of revenue and Gross profit.    The following table sets forth the components of our cost of revenue and the resulting gross profit:

	Year Ended December 31,		As a Percentage of Total Net Revenues
	2012	2013	2012	2013
	(dollars in millions)
Personnel expenses	$795.5	$904.4	41.8%	42.4%
Operational expenses	313.4	367.2	16.5	17.2
Depreciation and amortization	48.8	47.9	2.6	2.2

Cost of revenue	$1,157.8	$1,319.6	60.9%	61.9%

Gross Profit	$744.2	$812.4	39.1%	38.1%

Cost of revenue as a percentage of total net revenues increased from 60.9% in 2012 to 61.9% in 2013 primarily due to wage inflation and an expanded onshore presence resulting primarily from our 2012 acquisition of Accounting Plaza and our 2013 acquisition of the Jawood Business. This was partially offset by higher operational efficiencies in 2013.

Cost of revenue was $1,319.6 million, up $161.8 million, or 14.0%, from 2012. Of this increase, $65.4 million is attributable to acquisitions completed during 2012 and 2013 and approximately $42.1 million is due to higher headcount in 2013 to manage growth. The impact of wage inflation along with an increase in operational expenses also contributed to a higher cost of revenue in 2013 compared to 2012.

Personnel expenses.    The impact of wage inflation and a higher onshore presence relating to acquisitions completed in 2012 and 2013 resulted in an increase in personnel expenses as a percentage of total net revenues from 41.8% in 2012 to 42.4% in 2013. Personnel expenses for 2013 were $904.4 million, up $108.9 million, or 13.7%, from 2012. Approximately $43.8 million of this increase is attributable to acquisitions completed during 2012 and 2013. To manage additional growth, our average operational headcount, excluding these acquisitions, increased by approximately 2,600 employees, or 5.4%, in 2013 compared to 2012. This increase, along with the impact of wage inflation, resulted in an increase in personnel expense in 2013 compared to 2012, which was partially offset by higher operational efficiencies in 2013.

Operational expenses.    Operational expenses as a percentage of total net revenues increased from 16.5% in 2012 to 17.2% in 2013, primarily due to the use of subcontractors for service delivery by companies we acquired in 2012 and 2013 and higher infrastructure and IT related expenses. Operational expenses for 2013 were $367.2 million, up $53.8 million, or 17.2%, from 2012. Of this increase, approximately $20.6 million, or 38.4%, is attributable to acquisitions completed during 2012 and 2013. Additionally, we incurred higher facility and infrastructure related expenses in 2013 in connection with the expansion of our existing facilities and opening new delivery centers in India, Europe and the U.S., which contributed to approximately 22.3% of the increase. The balance of the increase is attributable to higher communication and consulting expenses in 2013 compared to 2012.

Depreciation and amortization expenses.    Depreciation and amortization expenses as a percentage of total net revenues declined to 2.2% in 2013 from 2.6% in 2012 primarily due to an increase in fully depreciated assets since the end of 2012 at our delivery centers located in India, the Philippines and Europe. As a component of cost of revenue, depreciation and amortization expenses for 2013 were $47.9 million, down $0.9 million, or 1.8%, from 2012. This decrease was due to the impact of fully depreciated assets since the end of 2012. The decrease was partially offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities, the addition of new delivery centers and from acquisitions completed in 2012 and 2013.

As a result of the foregoing, our gross profit increased by $68.2 million, or 9.2%, in 2013 compared to 2012 and our gross margin decreased from 39.1% in 2012 to 38.1% in 2013.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Year Ended December 31,		As a Percentage of Total Net Revenues
	2012	2013	2012	2013
	(dollars in millions)
Personnel expenses	$314.6	$347.4	16.5%	16.3%
Operational expenses	133.2	129.0	7.0	6.0
Depreciation and amortization	8.9	8.4	0.5	0.4

Selling, general and administrative expenses	$456.6	$484.8	24.0%	22.7%

SG&A expenses as a percentage of total net revenue declined from 24.0% in 2012 to 22.7% in 2013 due to increased productivity represented by a lower support headcount and reduced travel and living expenses. In addition, our 2012 and 2013 acquisitions have lower SG&A expenses as a percentage of revenue owing to synergies achieved post-integration, and there was a non-recurring expense of $6.2 million in 2012 in connection with the 2012 Recapitalization. The above factors, resulting in a decline in SG&A expenses as percentage of revenue for 2013 compared to 2012, were partially offset by the impacts of wage inflation and a higher reserve for doubtful debts created in 2013.

SG&A expenses for 2013 were $484.8 million, up $28.2 million, or 6.2%, from 2012. Of this increase, $12.4 million is attributable to acquisitions completed during 2012 and 2013. Additionally, the investment in front-end sales and relationship management teams through the hiring, primarily in the second half of 2013, of more experienced and higher cost resources in our targeted industry verticals, namely banking and financial services, insurance, consumer packaged goods, life sciences and healthcare, along with the effect of wage inflation, contributed to higher SG&A expenses. The increase in SG&A expenses was also due to a higher reserve for doubtful debts created in 2013. The increase in SG&A expenses was partially offset by a net reduction in our average headcount in 2013 along with a reduction in travel and consulting expenses through optimal use of collaborative tools and efficiencies leading to lower general and administrative expenses in 2013. SG&A expenses for 2012 also included one-time legal and consultancy fees of $6.2 million incurred in connection with the 2012 Recapitalization, which was partially offset by an expense of $1.1 million in 2013 resulting from the amendment of our credit facility as described below in the section titled “Financial Condition.”

Personnel expenses.    Personnel expenses as a percentage of total net revenues in 2013 were 16.3%, compared to 16.5% in 2012. This decline was primarily due to a net reduction in our average support headcount in 2013 compared to 2012 and lower SG&A expenses as a percentage of revenue in our acquisitions completed in 2012 and 2013. Personnel expenses as a component of SG&A expenses were $347.4 million in 2013, up $32.8 million, or 10.4%, from 2012. Of this increase, $9.0 million is attributable to the acquisitions completed during 2012 and 2013. Further, investments in front-end sales and relationship management teams to generate revenue growth, including the hiring, primarily in the second half of 2013, of more experienced and higher-cost resources in our targeted industry verticals, namely banking and financial services, insurance, consumer packaged goods, life sciences and healthcare, combined with the impact of wage inflation, resulted in a 7.1% increase in sales team personnel expenses. This increase was partially offset by a net reduction in our average headcount in 2013.

Operational expenses.    Operational expenses as a percentage of total net revenues decreased from 7.0% in 2012 to 6.0% in 2013 due to lower operational expenses as a percentage of revenue in acquisitions completed in 2012 and 2013, lower travel, facility and infrastructure related expenses resulting from optimal use of collaborative tools, higher utilization of our facilities in 2013 and one-time legal and consultancy fees of $6.2 million incurred in 2012 in connection with the 2012 Recapitalization. These were partially offset by a higher reserve for doubtful debts of $6.6 million with respect to certain aged outstanding balances created in 2013. As a result of the above factors, our operational expenses as a component of SG&A expenses decreased by $4.2 million, or 3.1%, in 2013 compared to 2012.

Depreciation and amortization.    Depreciation and amortization expenses as a percentage of total net revenues declined to 0.4% in 2013 from 0.5% in 2012, primarily due to an increase in fully depreciated assets since the end of 2012 at our delivery centers located in India, the Philippines and Europe. As a component of SG&A expenses, depreciation and amortization expenses for 2013 were $8.4 million, down $0.5 million from 2012. This decrease was due to the impact of fully depreciated assets since the end of 2012 and was partially offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities, the addition of new delivery centers and from acquisitions completed in 2012 and 2013.

Amortization of acquired intangibles.    Non-cash charges on account of amortization of acquired intangibles were $23.6 million in 2013, up $0.4 million from 2012. The acquisitions completed during 2011, 2012 and 2013 resulted in additional amortization expenses of $4.3 million. This increase was partially offset by a decline of $3.9 million in the amortization expense of intangibles arising out of Company’s 2004 reorganization when we began operating as an independent company. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangible assets.

Other operating (income) expense, net.    Other operating income, net of expenses, for 2013 was $5.6 million, compared to $0.02 million of expenses (net of income) for 2012. This increase in income is due to a non-recurring provision for impairment in 2013 of $2.4 million against certain capital assets compared to a $6.2 million provision in 2012. These provisions were made against assets that are no longer strategic to our growth. Further, in 2013, there was gain of $4.7 million as a result of a change in the fair value of earn-out consideration relating to the acquisitions of the Triumph Companies, Atyati, Empower and HPP compared to $3.0 million of gain in 2012 resulting from a change in the fair value of earn-out consideration relating to the acquisitions of Empower, Akritiv, Atyati and HPP.

Income from operations.    As a result of the foregoing factors, income from operations increased by $45.2 million to $309.5 million in 2013 compared to $264.3 million in 2012. As a percentage of net revenues, income from operations increased from 13.9% in 2012 to 14.5% in 2013.

Foreign exchange (gains) losses, net.    We recorded a net foreign exchange gain of $20.8 million in 2013, compared to a net foreign exchange gain of $13.1 million in 2012, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from depreciation of the Indian rupee against the U.S. dollar in 2013 compared to 2012.

Other income (expense), net.    The following table sets forth the components of other income (expense), net:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2012	2013	2013 vs. 2012
Interest income	$12.0	$15.7	31.1%
Interest expense	(28.1)	(38.9)	38.2
Provision (created) /reversed for loss on divestitures	(0.5)	(3.5)	659.7
Other income	2.1	2.3	11.8

Other income (expense), net	$(14.5)	$(24.3)	67.7%

Other income (expense), net as a percentage of total net revenues	(0.8)%	(1.1)%

An increase in interest expense was the primary cause of the increase in our net other expense. Our interest expense increased by $13.7 million due to the $675.0 million term loan obtained in August 2012, which had a full year impact in 2013 compared to a single quarter impact in 2012, and an increase in the weighted average rate of interest from 3.2% in 2012 to 3.8% in 2013 due to a higher rate of interest under the August 2012 credit facility compared to the May 2011 facility. The increase in net other expenses in 2013 is also attributable to a loss of $3.5 million in connection with the divestitures of Clearbizz B.V. and Gantthead.com, Inc. This increase was partially offset by expenses of $5.5 million in 2012 due to the accelerated amortization of a debt issuance cost related to the prepayment and termination of our prior credit facility in August 2012, compared to $3.2 million of such expenses related to the amendment of the August 2012 credit facility in June 2013. The increase in net other expenses was also offset by higher interest income of $15.7 million in 2013 compared to $12.0 million in 2012, primarily as a result of higher deposits in India and the non-recurring receipt of interest income on an income tax refund in 2013.

Income before equity method investment, activity, net and income tax expense.    As a result of the foregoing factors, income before equity method investment activity, net and income tax expense increased by $43.0 million in 2013 compared to 2012. As a percentage of net revenues, income before equity method investment activity, net and income tax expense increased from 13.8% of net revenues in 2012 to 14.4% of net revenues in 2013.

Equity-method investment activity, net.    Equity-method investment activity, net represents our share of gain or loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia. In March 2013, we acquired the remaining equity interest in NGEN.

Income before income tax expense.    As a result of the foregoing factors, income before income tax expense increased by $43.1 million. As a percentage of net revenues, income before income tax expense increased from 13.8 % of net revenues in 2012 to 14.4 % of net revenues in 2013.

Income tax expense.    Our income tax expense decreased from $78.4 million in 2012 to $71.1 million in 2013, representing an effective tax rate, or ETR, of 23.6% in 2013, down from 30.6% in 2012. The improvement in our ETR was primarily driven by the growth of our operations in low-tax and tax-exempt locations, mostly in India, and by the impact of certain period items in 2012 relating to our 2012 Recapitalization, such as withholding taxes and non-deductible expenses.

Net income.    As a result of the foregoing factors, net income increased by $50.5 million from $184.6 million in 2012 to $235.1 million in 2013. As a percentage of net revenues, our net income was 9.7% in 2012 and 11.0 % in 2013.

Net income attributable to noncontrolling interest.    Noncontrolling interest primarily refers to profit or loss associated with the noncontrolling partners’ interest in the operations of Genpact Netherlands B.V. and the noncontrolling shareholders’ interest in the operations of Hello Communications (Shanghai) Co., Ltd. Net income attributable to noncontrolling interest decreased from $6.4 million in 2012 to $5.3 million in 2013. This decrease was primarily driven by the divestiture of Hello Communications (Shanghai) Co. Ltd. in the first quarter of 2013.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders increased by $51.5 million from $178.2 million in 2012 to $229.7 million in 2013. As a percentage of net revenues, our net income was 9.4% in 2012 and 10.8% in 2013.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net revenues.    Our net revenues increased by $301.5 million, or 18.8%, in 2012 compared to 2011. Our growth in net revenues is primarily on account of an increase in BPM services and IT services for Global Clients as well as the full year revenue impact of the May 2011 acquisition of Headstrong and the partial year impact of the April 2012 acquisition of Accounting Plaza. Approximately $214.6 million, or 71.2%, of the growth in our 2012 net revenues came from client relationships that began prior to 2012. Our average headcount increased by 18.2% to approximately 56,500 in 2012 from approximately 47,800 in 2011. Our annualized net revenues per employee were $34.0 thousand in 2012 compared to $34.1 thousand in 2011.

BPM revenues as a percentage of total net revenues decreased to 76.6% in 2012 from 78.8% in 2011. IT revenues as a percentage of total net revenues increased to 23.4% in 2012 up from 21.2% in 2011, driven by the acquisitions of Headstrong and Accounting Plaza and growth in IT services for Global Clients and GE.

BPM revenues grew 15.5% to $1,456.2 million in 2012, primarily led by growth of 21.4% from Global Clients, including revenues from the acquisition of Accounting Plaza. IT services revenues grew 31.2%, primarily driven by the full year revenue impact of Headstrong, the partial year impact of Accounting Plaza and growth in IT services for Global Clients. Excluding Headstrong and Accounting Plaza, IT services revenues grew by 16.5% in 2012 to $209.1 million, up from $179.5 million in 2011.

Net revenues from GE increased by $12.9 million, or 2.7%. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Classification of Certain Net Revenues,” certain businesses in which GE ceased to be a 20% shareholder in 2011 were classified as GE net revenues for part of the year until their divestiture by GE and as Global Clients net revenues after their divestiture by GE. GE revenues for 2012 increased by 2.8% over 2011 after adjusting for such dispositions by GE. GE net revenues declined as a percentage of our total net revenues from 30.2% in 2011 to 26.1% in 2012.

Net revenues from Global Clients increased by $288.6 million, or 25.8%, in 2012. $107.4 million, or 37.2%, of the increase in net revenues from Global Clients was attributable to the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012. $83.0 million, or 28.7%, of the increase in net revenues from Global Clients was from clients in the consumer product goods, retail, pharmaceutical and healthcare industries. $76.5 million, or 26.5%, of the increase in net revenues from Global Clients was from clients in the banking, financial services and insurance industries. The balance increase in net revenues from Global Clients was primarily from clients in the manufacturing and automotive industries. In addition, a portion of the increase in net revenues from Global Clients was also related to GE ceasing to be a 20% shareholder in certain businesses and the reclassification of related net revenues of $0.7 million, as described above. As a percentage of total net revenues, net revenues from Global Clients increased from 69.8% in 2011 to 73.9% in 2012.

Cost of revenue.    The following table sets forth the components of our cost of revenue:

	Year Ended December 31,		Percentage Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$678.2	$795.5	17.3%
Operational expenses	274.8	313.4	14.0
Depreciation and amortization	51.8	48.8	(5.8)

Cost of revenue	$1,004.9	$1,157.8	15.2%

Cost of revenue as a percentage of total net revenues	62.8%	60.9%

Cost of revenue increased by $152.9 million, or 15.2%, in 2012. The increase in cost of revenue was primarily due to higher personnel and operational expenses due to an increase in headcount and infrastructure costs. This increase primarily relates to the acquisitions of Headstrong in the second quarter of 2011 and Accounting Plaza in the second quarter of 2012 and the general growth of our business. The increase in cost of revenue was also due to higher personnel and operational expenses incurred for transitions for new contracts.

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

The largest component of the increase in cost of revenue was personnel expenses, which increased by $117.3 million, or 17.3%, in 2012. Approximately 47.4% of the increase in personnel expenses relates to the acquisitions of Headstrong and Accounting Plaza. Our average operational headcount, excluding the above mentioned acquisitions, increased by approximately 4,900 employees, or 12.5%, during 2012. The increase in personnel expenses was also due to the hiring of new resources to manage growth and overall wage inflation. The increase in personnel expenses was partially offset by the foreign exchange volatility described above. As a result, personnel expenses as a percentage of net revenues decreased from 42.4% in 2011 to 41.8% in 2012.

Operational expenses increased by $38.6 million, or 14.0%, in 2012. More than half of the increase in operational expenses was on account of higher facility and infrastructure costs as a result of expansion of our infrastructure and IT related facilities during 2012 in India, the Americas, the Philippines and China and business related travel. The increase in operational expenses was also on account of the acquisitions of Headstrong and Accounting Plaza, which contributed 47.4% of the increase in operational expenses. The balance of the increase in operational expenses was due to communication and other expenses. The increase in operational expenses was partially offset by a decline in consultancy charges recoverable from clients, foreign exchange volatility and lower allocation to cost of revenue based on headcount by function. As a result, operational expenses as a percentage of net revenues decreased from 17.2% in 2011 to 16.5% in 2012.

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

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative expenses:

	Year Ended December 31,		Percentage Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Personnel expenses	$247.7	$314.6	27.0%
Operational expenses	101.7	133.2	30.9
Depreciation and amortization	8.6	8.9	3.2

Selling, general and administrative expenses	$358.0	$456.6	27.6%

SG&A as a percentage of total net revenues	22.4%	24.0%

SG&A expenses increased by $98.7 million, or 27.6%, in 2012. Approximately 30.9% of the increase in SG&A expenses was due to the acquisitions of Headstrong and Accounting Plaza. $6.2 million, or 6.3%, of the increase in SG&A expenses relates to fees for consultancy and other expenses relating to the payment of the special cash dividend. $20.7 million, or 21.0%, of the increase in SG&A expenses relates to consultancy charges, travel and living expenses, higher facility and infrastructure related expenses, and communication and other expenses. The increase in SG&A expenses was also due to higher allocation of cost due to lower growth in the number of operations personnel in 2012. The balance increase was on account of an increase in personnel expenses due to the growth in front end sales and relationship management resources, which are generally expensive resources, and general wage inflation, partially offset by the depreciation of the Indian rupee against the U.S. dollar in 2012 compared to 2011. As a result, as a percentage of net revenues, SG&A expenses increased from 22.4% in 2011 to 24.0% in 2012.

Personnel expenses increased by $66.9 million, or 27.0%, in 2012. The increase in personnel expenses was a result of increase in business development expenses due to the growth of our front end sales and relationship management resources, the acquisitions of Headstrong and Accounting Plaza, and general wage inflation. In addition, the increase in personnel expenses was also attributable to an increase in stock-based compensation, which increased from $22.2 million in 2011 to $25.1 million in 2012. The increase in stock based compensation was primarily related to performance and restricted stock units issued in 2011 and performance stock units issued in 2012 due to above-target expected performance, including the impact of modification. The increase in personnel expenses was partially offset by the foreign exchange volatility described above. Our personnel expenses as a percentage of net revenues increased from 15.5% in 2011 to 16.5% in 2012.

The operational expenses component of SG&A expenses increased by $31.5 million, or 30.9%, in 2012. Approximately 31.6% of the increase in operational expenses was attributable to consultancy and legal fees related to new product development and domain expertise, and legal expenses pertaining to higher deal volumes. In addition, approximately 19.8% of the increase in operational expenses relates to fees for consultancy and other expenses relating to the payment of the special cash dividend. The increase in operational expenses was also due to the acquisitions mentioned above which contributed approximately 14.0% of the increase in operational expenses. The remaining increase in operational expenses was due to higher facility and infrastructure related expenses, including higher allocation to SG&A expenses based on headcount by function, higher travel and living expenses due to increased sales travel and communication and other expenses. This increase in operational expenses was after taking a reserve for doubtful debts (net of recovery) of $3.9 million and acquisition related expenses of $0.7 million in 2012 compared to a reserve for doubtful debts (net of recovery) of $6.3 million and acquisition related expenses of $6.1 million in 2011. The increase in operational expenses was also partially offset by the foreign exchange volatility described above. As a percentage of net revenues, such costs increased from 6.4% in 2011 to 7.0% in 2012.

Depreciation and amortization expenses as a component of SG&A expenses increased by $0.3 million to $8.9 million in 2012. This increase in depreciation and amortization expenses was primarily due to the acquisitions of Headstrong and Accounting Plaza and higher allocation to SG&A expenses as described above. This increase was partially offset by the foreign exchange volatility described above. As a percentage of net revenues, depreciation and amortization remained constant at 0.5% in 2011 and 2012.

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

Other income (expense), net.    The following table sets forth the components of other income (expense), net:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2011	2012	2012 vs. 2011
	(dollars in millions)
Interest income	$15.1	$12.0	(20.7)%
Interest expense	(9.2)	(28.1)	205.2
Other income	4.8	1.6	(66.3)

Other income (expense), net	$10.7	$(14.5)	(235.3)%

Other income (expense), net as a percentage of total net revenues	0.9%	(0.9)%

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

Income before equity method investment, activity, net and income tax expense.    As a result of the foregoing factors, income before equity method investment activity, net and income tax expense increased by $0.9 million in 2012. As a percentage of net revenues, income before equity method investment, activity, net and income tax expense decreased from 16.4% of net revenues in 2011 to 13.8% of net revenues in 2012.

Equity-method investment activity, net.    Equity-method investment activity, net represents our share of loss from our non-consolidated affiliates, NGEN Media Services Private Limited, a joint venture with NDTV Networks Plc. and NIIT Uniqua, a joint venture with NIIT, one of the largest training institutes in Asia.

Income before income tax expense.    As a result of the foregoing factors, income before income tax expense increased by $1.3 million in 2012. As a percentage of net revenues, income before income tax expense decreased from 16.4% of net revenues in 2011 to 13.8% of net revenues in 2012.

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

Seasonality

Our financial results may vary from period to period. Our revenues are typically higher in the third and fourth quarters than the other quarters, as a result of several factors. We generally find that demand for short-term IT projects, re-engineering services and analytics services increases in the fourth quarter as our clients utilize the balance of their budgets for the year. In addition, contracts for long-term IT Services and BPM engagements are often signed in the first and second quarters as clients begin new budget cycles. Volumes under such contracts then increase in the latter part of the year. Additionally, demand for certain services, such as collections and transaction processing, is often greater in the second half of the year as our clients’ volumes in such areas increase.

The following table presents unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information contains all adjustments necessary to fairly present this information. The comparison of results for the first quarter of 2013 with the fourth quarter of 2012 reflects the foregoing factors. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(dollars in millions)
Statement of income data
Total net revenues	$503.8	$534.8	$534.9	$558.5
Cost of Revenue	311.7	332.7	329.3	345.8
Gross profit	192.1	202.1	205.6	212.6
Income from operations	73.9	78.0	86.0	71.6
Income before Equity method investment activity, net and income tax expense	65.5	84.6	93.3	62.6
Net income attributable to Genpact Limited common shareholders	$46.7	$63.9	$70.3	$48.8

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(dollars in millions)
Statement of income data
Total net revenues	$435.5	$467.6	$491.2	$507.7
Cost of Revenue	265.5	285.2	297.3	309.8
Gross profit	170.0	182.4	193.9	197.9
Income from operations	60.4	63.2	70.0	70.8
Income before Equity method investment activity, net and income tax expense	56.6	84.4	41.8	80.1
Net income attributable to Genpact Limited common shareholders	$38.5	$61.1	$25.2	$53.4

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2012 and 2013 is presented below:

	As of December 31,		Percentage Change Increase/(Decrease)
	2012	2013
	(dollars in millions)
Cash and cash equivalents	$459.2	$571.3	24.4%
Short term deposits	18.3	—	(100.0)
Short term borrowings	80.0	—	(100.0)
Long-term debt due within one year	5.0	4.3	(14.4)
Long-term debt other than the current portion	656.9	653.6	(0.5)
Genpact Limited total shareholders’ equity	$1,168.4	$1,322.7	13.2%

Financial Condition

We finance our operations and our expansion including acquisitions with cash from operations and borrowing facilities.

In June 2013, we amended the credit facility obtained in August 2012 consisting of a $675.0 million term loan and a revolving credit facility of $250.0 million. Under the amended credit facility, the applicable margin on the term loan and revolving credit facility was reduced from 3.25% per annum to 2.75% p.a. and 2.50 % p.a., respectively. In addition, the LIBOR floor on the term loan was reduced from 1% under the earlier facility to 0.75% under the amended facility. As of the amendment date, the gross outstanding term loan was $671.6 million. The amendment did not result in a substantial modification to the $553.6 million of outstanding term loan under the previous facility. Further, as a result of this amendment, we extinguished the outstanding term loan under the previous facility amounting to $118.0 million and obtained additional funding amounting to $121.4 million, thus increasing the term loan outstanding to $675.0 million. Our amended credit facility also provides for a revolving credit facility of $250.0 million. As of December 31, 2013, we had fully drawn $675.0 million of the term loan and $4.4 million was utilized from the revolving credit facility representing a non-funded drawdown.

Our cash and cash equivalents were $571.3 million as of December 31, 2013, up from $459.2 million as of December 31, 2012. Our cash and cash equivalents are comprised of (a) $447.7 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $122.7 million in deposits with banks to be used for medium-term planned expenditures and capital requirements and (c) $0.9 million in restricted cash balances.

We held no short-term deposits as of December 31, 2013 compared to $18.3 million of short-term deposits with GE as of December 31, 2012.

As of December 31, 2013, $420.7 million of the $571.3 million of cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. We intend to either permanently reinvest $395.7 million of the cash held by our foreign subsidiaries or expect to be able to repatriate it in a tax-free manner. We have accrued taxes on the remaining cash of $25.0 million held by our foreign subsidiaries. The amount of cash that can be repatriated in a tax-free manner is not ascertainable.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations as well as our growth and expansion plans. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our capital requirements include opening new delivery centers and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended, December 31,			Percentage Change Increase/(Decrease)
	2011	2012	2013	2012 vs. 2011	2013 vs. 2012
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$266.6	$310.7	$311.6	16.5%	0.3%
Investing activities	(535.1)	(157.3)	(78.4)	70.6	50.1
Financing activities	326.1	(106.1)	(65.3)	(133)	38.4

Net increase in cash and cash equivalents	$57.6	$47.3	$167.8	17.9%	254.8%

Cash flow from operating activities.    Our net cash generated from operating activities was $311.6 million in 2013, up $0.9 million from $310.7 million in 2012, which included an inflow of $45.0 million in 2012 related to the receipt of a nonrecurring amount from one of our clients for certain contractual obligations, including upgrading facilities, infrastructure and technology used to service that client’s processes. Normalizing the cash flows for this receipt, our cash generated from operating activities increased by $45.9 million in 2013. This increase in cash flow from operating activities primarily resulted from a $67.6 million increase in our net income adjusted for depreciation and amortization and other non-cash items. The increase in cash flow from operating activities was also attributable to the receipt of certain tax refunds in 2013 compared to higher tax payments and payments for security deposits for new sites in 2012. This increase was partially offset by an increase in working capital requirements primarily due to additional investments in accounts receivable of $24.6 million in 2013 compared to 2012. Our days sales outstanding were 81 days as of December 31, 2013 compared to 80 days as of December 31, 2012. The increase in cash flow from operating activities was also offset by the timing of certain payments for employee costs and taxes in 2013.

Cash flow from investing activities.    Our net cash used for investing activities was $78.4 million in 2013 compared to $157.3 million in 2012. This decrease in net cash used for investing activities was primarily due to lower payments for the purchase of property, plant and equipment (net of sales proceeds) of $45.4 million in 2013, down from $82.8 million in 2012. Additionally, $49.2 million (net of cash acquired), was paid to acquire the Jawood Business, NGEN and Third Pillar assets in 2013, compared to $55.9 million paid (net of cash acquired), for the acquisitions of the Triumph Companies, Atyati and Accounting Plaza during 2012. Further, $14.2 million of net proceeds was received from the redemption of short-term deposits (net of deposits placed) in 2013, compared to outflow of $18.3 million pertaining to short-term deposits placed (net of redemption) in 2012.

Cash flow from financing activities.    Our net cash used for financing activities was $65.3 million in 2013, compared to $106.1 million in 2012. This decrease in net cash used for financing activities was primarily due to the payment of the special cash dividend of $501.6 million in 2012. We drew down a term loan of $675.0 million and used $80.0 million of our revolving credit facility obtained in August 2012 to partly fund the payment of the special cash dividend. During 2012, we also repaid $106.7 million and $253.0 million of the term loan and revolving credit facility, respectively, obtained in May 2011. In June 2013, we amended our August 2012 credit facility, which resulted in a net cash inflow of $3.4 million, representing additional funding of $121.4 million and extinguishment of the term loan of $118.0 million. Additionally $5.1 million of the term loan was repaid during 2013. Further, we used $35.0 million of our revolving credit facility in the first quarter of 2013 and $240.0 million of our revolving credit facility in the fourth quarter of 2013 and repaid a total of $355.0 million in 2013, representing the total amount of the revolving credit facility used between August 2012 and December 2013. Proceeds from the issuance of common shares under stock-based compensation plans amounted to $45.9 million in 2013 compared to $26.2 million in 2012. The payment of earn-out and deferred consideration in connection with the acquisitions of Akritiv, HPP and Empower amounted to $3.9 million in 2013, compared to the payment of earn-out and deferred consideration of $0.6 million in 2012 in connection with the acquisitions of Akritiv and HPP.

Financing Arrangements (Credit Facility)

Total long-term debt, net of debt issuance cost excluding capital lease obligations was $657.9 million as of December 31, 2013, compared to $661.9 million as of December 31, 2012 and $102.9 million as of December 31, 2011.

The weighted average rate of interest with respect to outstanding long-term loans under the credit facility was 1.9%, 3.2% and 3.8% for the years ended December 31, 2011, 2012 and 2013, respectively.

On August 30, 2012, we fully prepaid and terminated our credit facility of $380.0 million obtained in May 2011 and entered into a credit agreement with a total borrowing limit of $925.0 million, consisting of a $675.0 million term loan and a $250.0 million revolving credit facility. Borrowing under the 2012 credit agreement bears interest of LIBOR (LIBOR floor of 1%) plus a margin of 3.25% on the term loan and LIBOR plus a margin of 3.25% on the funded revolver. The unutilized amount on the revolving facility bears a commitment fee of 0.50%. Under the 2012 credit agreement we could borrow additional funds without approval from the lenders to the extent our consolidated net leverage ratio did not exceed 2.25. In addition, we had to comply with certain covenants pertaining to our leverage ratio. For the year ended December 31, 2012, we were in compliance with all of the financial covenants and material undertakings described above.

In June 2013, we amended the August 2012 credit facility. Under the amended facility, the applicable margin on the term loan and revolving credit facility was reduced from 3.25% to 2.75% and 2.50%, respectively. In addition, the LIBOR floor on the term loan was reduced from 1% under the earlier facility to 0.75% under the amended credit facility. The amendment did not result in a substantial modification to $553.6 million of the outstanding term loan under the previous credit facility. Further, as a result of the amendment we extinguished the outstanding term loan under the previous credit facility amounting to $118.0 million and obtained additional funding amounting to $121.4 million, thereby increasing the total term loan outstanding to $675.0 million. For the year ended December 31, 2013, we were in compliance with all of the financial covenants and material undertakings of the amended credit facility.

We finance our short-term working capital requirements through cash flows from operations and credit facilities from banks and financial institutions. As of December 31, 2013, short-term credit facilities available to us aggregated $250.0 million, which are governed by the same amended agreement as our refinanced long-term credit facility. There was no change in the overall borrowing capacity under the revolving loan facility as a result of the amendment to our credit facility. As of December 31, 2013, a total of $4.4 million was utilized from our short-term credit facility representing a non-funded drawdown. The amendment of the revolving facility described above resulted in the accelerated amortization of $0.1 million relating to the existing unamortized debt issuance cost. The remaining unamortized costs related to the revolving facility, and an additional third-party fee paid in connection with the amendment of the revolving facility, will be amortized over the term of the amended revolving facility ending on August 30, 2017.

As of December 31, 2011 and 2012, short-term credit facilities available to us aggregated $260.0 million and $250.0 million, respectively. Of this, as of December 31, 2011, a total of $259.3 million was utilized representing a funded drawdown of $252.0 million and non-funded drawdown of $7.3 million, and as of December 31, 2012, $87.4 million was utilized, representing a funded drawdown of $80.0 million and non-funded drawdown of $7.4 million. In addition, we had fund-based and non-fund-based credit facilities of $18.4 million and $18.5 million, respectively, with banks for operational requirements, out of which a total of $3.6 million and $5.9 million was utilized as of December 31, 2011 and 2012, respectively, representing non-funded drawdown.

Goodwill Impairment Testing

Goodwill of a reporting unit is tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASU 2011-08, the Company has an option to perform an assessment of qualitative factors, such as macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows, to determine whether events or circumstances exist which lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of such qualitative factors, we concluded that fair values of all of our reporting units, other than the Headstrong and Americas reporting units, are likely to be higher than their respective carrying values. For our Headstrong and Americas reporting units, we conducted a quantitative assessment to determine if their fair values are less than their respective carrying amounts. Determining, through a quantitative approach, whether an impairment has occurred requires valuation of the respective reporting units, which we estimate using a discounted cash flow model. The fair valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. While we believe that our estimates and assumptions are reasonable at the time they are made, they are unpredictable and inherently uncertain, and, accordingly, actual results may differ from such estimates. Our estimates and assumptions included revenue growth rates and operating margins to calculate projected future cash flows, risk-adjusted discount rates, and terminal growth rates. We derived our discount rate using the capital asset pricing model to estimate the weighted average cost of capital relevant to our reporting units. We used a discount rate that is commensurate with the risks and uncertainties in the business and our internally developed forecasts. Based on the results of our quantitative assessment we determined that the fair values of the Headstrong and Americas reporting units exceeded their carrying values by at least 54% as of December 31, 2013.

In line with our long term strategy and focus for the business, during the year ended December 31, 2013, we decided to integrate with our Headstrong reporting unit a part of the IT business within our India reporting unit. This integration enabled us to leverage business experience, knowledge, and resources more effectively and to provide a global service delivery model. Therefore, goodwill attributable to the IT business included in our India reporting unit prior to and including the year ended December 31, 2012 is being reported as a component of our Headstrong reporting unit for the year ended December 31, 2013. As a result of this change, we tested the goodwill of the India reporting unit, the transferred IT business and Headstrong reporting unit before and after such integration and concluded that the fair value of each such reporting unit or portion thereof, calculated using a discounted cash flow model, exceeded its respective book value.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see the Risk Factor entitled “Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition,” the section titled “Contractual Obligations” below, and Note 7 to our Consolidated Financial Statements.

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$789.2	$28.0	$55.4	$54.5	$651.3
—Principal payments	657.9	4.3	8.6	8.7	636.3
—Interest payments*	131.4	23.7	46.8	45.8	15.0
Capital leases	5.0	1.9	2.5	0.7	—
—Principal payments	4.1	1.4	2.1	0.6	—
—Interest payments	1.0	0.5	0.4	0.1	—
Operating leases	151.3	34.0	55.8	34.1	27.4
Purchase obligations	19.5	19.5	—	—	—
Capital commitments net of advances	4.5	4.5	—	—	—
Earn-out Consideration	16.0	3.7	12.3	—	—
—Reporting Date Fair Value	13.3	3.5	9.9	—	—
—Interest	2.7	0.3	2.4	—	—
Other long-term liabilities	221.0	87.6	130.5	2.9	—

Total contractual cash obligations	$2,016.9	$212.9	$326.6	$147.4	$1,329.9

*	Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate as of December 31, 2013.

Recent Accounting Pronouncements

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 71.0% in fiscal 2013) are received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, South African rand and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our Europe operations for fiscal 2013, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the Euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2013 by approximately $7 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 5.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2013 by approximately $29 million. Conversely, a 5.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2013 by approximately $33 million.

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

Interest Rate Risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2013, we had approximately $671.6 million of indebtedness under our credit facility, comprised entirely of a long-term loan of $671.6 million. Interest on our indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Based on our indebtedness of $671.6 million as of December 31, 2013, a 1% change in interest rates would impact our net interest expense by $6.8 million in 2014.

Credit Risk

As of December 31, 2013, we had accounts receivable, including long-term accounts receivable, net of provision for doubtful receivables, of $521.0 million, $141.5 million of which was owed by GE and the balance, or $379.5 million, of which was owed by Global Clients. No single Global Client owed more than $16 million as of December 31, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

We acquired Jawood Business Process Solutions, LLC and Felix Software Solutions Private Limited, during 2013, and excluded from our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, Jawood Business Process Solutions, LLC and Felix Software Solutions Private Limited’s internal control over financial reporting associated with total assets of $56,099 thousand (of which $43,963 thousand represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $48,494 thousand included in the Consolidated Financial Statements of the Company as of and for the year ended December 31, 2013.

KPMG, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-3.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of shareholders under the captions “Election of Directors,” “Information about Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated by reference in this report.

Item 11.    Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of shareholders under the caption “Information about Executive and Director Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December  31, 2013 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of shareholders under the caption “Certain Relationships and Related Transactions,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-2 through F-70 hereof.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) as of December 31, 2012 and 2013, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG

Gurgaon, India

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited Genpact Limited and subsidiaries’ (“Genpact Limited” or the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Jawood Business Process Solutions, LLC and Felix Software Solutions Private Limited during 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, Jawood Business Process Solutions, LLC’s and Felix Software Solutions Private Limited’s internal control over financial reporting associated with total assets of $56,099 thousand (of which $43,963 thousand represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $48,494 thousand included in the consolidated financial statements of the Company as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Jawood Business Process Solutions, LLC and Felix Software Solutions Private Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2013, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

KPMG

Gurgaon, India

February 28, 2014

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2012	As of December 31, 2013
Assets
Current assets
Cash and cash equivalents	4	$459,228	$571,276
Accounts receivable, net	5	451,960	504,714
Accounts receivable from related party, net	5,27	29	403
Short term deposits		18,292	—
Deferred tax assets	25	48,489	60,638
Prepaid expenses and other current assets	8	150,769	139,113

Total current assets		$1,128,767	$1,276,144
Property, plant and equipment, net	9	200,362	173,204
Deferred tax assets	25	91,383	89,305
Investment in equity affiliates	27	416	384
Customer-related intangible assets, net	10	84,748	75,105
Marketing-related intangible assets, net	10	21,585	17,374
Other intangible assets, net	10	6,054	6,637
Goodwill	10	956,064	953,849
Other assets	11	116,548	97,365

Total assets		$2,605,927	$2,689,367

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2012	As of December 31, 2013
Liabilities and equity
Current liabilities
Short-term borrowings	15	$80,000	$—
Current portion of long-term debt	14	4,982	4,263
Current portion of capital lease obligations		1,301	1,405
Accounts payable		18,652	18,412
Income taxes payable	25	22,304	15,007
Deferred tax liabilities	25	538	614
Accrued expenses and other current liabilities	13	390,041	421,992

Total current liabilities		$517,818	$461,693
Long-term debt, less current portion	14	656,879	653,601
Capital lease obligations, less current portion		2,533	2,657
Deferred tax liabilities	25	6,068	4,464
Other liabilities	16	250,848	242,884

Total liabilities		$1,434,146	$1,365,299

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 225,480,172 and 231,262,576 issued and outstanding as of December 31, 2012 and December 31, 2013, respectively		2,253	2,310
Additional paid-in capital		1,202,448	1,268,344
Retained earnings		281,982	511,699
Accumulated other comprehensive income (loss)		(318,272)	(459,614)

Genpact Limited shareholders’ equity		$1,168,411	$1,322,739
Noncontrolling interest		3,370	1,329

Total equity		$1,171,781	$1,324,068
Commitments and contingencies	28

Total liabilities and equity		$2,605,927	$2,689,367

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2011	2012	2013
Net revenues
Net revenues from services—others		$1,115,972	$1,901,421	$2,131,059
Net revenues from services—related party	27	484,464	550	938

Total net revenues		1,600,436	1,901,971	2,131,997

Cost of revenue
Services	21,27	1,004,899	1,157,766	1,319,571

Total cost of revenue		1,004,899	1,157,766	1,319,571

Gross profit		$595,537	$744,205	$812,426
Operating expenses:
Selling, general and administrative expenses	22,27	357,959	456,611	484,810
Amortization of acquired intangible assets	10	19,974	23,233	23,645
Other operating (income) expense, net	23	1,360	16	(5,556)

Income from operations		$216,244	$264,345	$309,527
Foreign exchange (gains) losses, net		(35,099)	(13,146)	(20,763)
Other income (expense), net	24	10,716	(14,499)	(24,308)

Income before equity-method investment activity, net and income tax expense		$262,059	$262,992	$305,982
Equity-method investment activity, net		327	(17)	(169)

Income before income tax expense		$261,732	$263,009	$306,151
Income tax expense	25	70,656	78,419	71,100

Net income		$191,076	$184,590	$235,051
Net income attributable to noncontrolling interest		6,782	6,374	5,334

Net income attributable to Genpact Limited shareholders		$184,294	$178,216	$229,717

Net income available to Genpact Limited common shareholders	20	$184,294	$178,216	$229,717
Earnings per common share attributable to Genpact Limited common shareholders	20
Basic		$0.83	$0.80	$1.00
Diluted		$0.81	$0.78	$0.97
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		221,567,502	223,696,567	229,348,411
Diluted		226,354,403	229,532,516	235,754,267

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2011		2012		2013
	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest
Net Income	184,294	6,782	178,216	6,374	229,717	5,334
Other comprehensive income:
Currency translation adjustments	(156,733)	78	(21,560)	131	(114,555)	103
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(113,646)	—	27,195	—	(28,654)	—
Net unrealized gain (loss) on investment in U.S. Treasury bills	(11)	—	—	—	—	—
Retirement benefits, net of taxes	(125)	—	(3,154)	—	1,867	—

Other comprehensive income (loss)	(270,515)	78	2,481	131	(141,342)	103

Comprehensive income (loss)	(86,221)	6,860	180,697	6,505	88,375	5,437

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2011	220,916,960	$2,208	$1,105,610	$421,092	$(50,238)	$2,570	$1,481,242
Issuance of common shares on exercise of options (Note 18)	1,142,441	11	12,142	—	—	—	12,153
Issuance of common shares under the employee stock purchase plan (Note 18)	49,192	1	686	—	—	—	687
Net settlement on vesting of restricted share units (Note 18)	239,375	2	(2)	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	(6,805)	(6,805)
Stock-based compensation expense (Note 18)	—	—	27,767	—	—	—	27,767
Comprehensive income:
Net income	—	—	—	184,294	—	6,782	191,076
Other comprehensive income	—	—	—	—	(270,515)	78	(270,437)

Balance as of December 31, 2011	222,347,968	$2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2012	222,347,968	$2,222	$1,146,203	$605,386	$(320,753)	$2,625	$1,435,683
Issuance of common shares on exercise of options (Note 18)	2,539,517	25	24,931	—	—	—	24,956
Issuance of common shares under the employee stock purchase plan (Note 18)	86,214	1	1,270	—	—	—	1,271
Net settlement on vesting of restricted share units (Note 18)	506,473	5	(2,108)	—	—	—	(2,103)
Distribution to noncontrolling interest	—	—	—	—	—	(5,760)	(5,760)
Stock-based compensation expense (Note 18)	—	—	32,152	—	—	—	32,152
Comprehensive income:
Net income	—	—	—	178,216	—	6,374	184,590
Other comprehensive income	—	—	—	—	2,481	131	2,612
Dividend (Note 19)	—	—	—	(501,620)	—	—	(501,620)

Balance as of December 31, 2012	225,480,172	$2,253	$1,202,448	$281,982	$(318,272)	$3,370	$1,171,781

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings		Non controlling interest	Total Equity
	No. of Shares	Amount			Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2013	225,480,172	$2,253	$1,202,448	$281,982	$(318,272)	$3,370	$1,171,781
Issuance of common shares on exercise of options (Note 18)	4,635,977	46	43,979	—	—	—	44,025
Issuance of common shares under the employee stock purchase plan (Note 18)	109,698	1	1,833	—	—	—	1,834
Net settlement on vesting of restricted share units (Note 18)	540,617	5	(4,470)	—	—	—	(4,465)
Net settlement on vesting of performance units (Note 18)	496,112	5	(6,575)	—	—	—	(6,570)
Disposition of noncontrolling interest	—	—	—	—	—	(1,055)	(1,055)
Distribution to noncontrolling interest	—	—	—	—	—	(6,423)	(6,423)
Stock-based compensation expense (Note 18)	—	—	31,129	—	—	—	31,129
Comprehensive income:
Net income	—	—	—	229,717	—	5,334	235,051
Other comprehensive income	—	—	—	—	(141,342)	103	(141,239)

Balance as of December 31, 2013	231,262,576	$2,310	$1,268,344	$511,699	$(459,614)	$1,329	$1,324,068

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2011	2012	2013
Operating activities
Net income attributable to Genpact Limited shareholders	$184,294	$178,216	$229,717
Net income attributable to noncontrolling interest	6,782	6,374	5,334
Net income	$191,076	$184,590	$235,051
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	58,357	56,089	52,815
Amortization of debt issue costs (including loss on extinguishment of debt)	1,952	8,079	6,035
Amortization of acquired intangible assets	20,132	23,305	23,645
Reserve for doubtful receivables	6,298	3,878	11,420
Reserve for mortgage loans	52	108	—
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(18,276)	(13,700)	(6,251)
Equity-method investment activity, net	327	(17)	(169)
Stock-based compensation expense	27,767	32,152	31,129
Deferred income taxes	(7,981)	(10,028)	(1,116)
Others, net	5,322	6,471	5,939
Change in operating assets and liabilities:
Increase in accounts receivable	(46,314)	(36,171)	(60,817)
Increase in other assets	(10,461)	(20,525)	9,377
Increase (Decrease) in accounts payable	6,800	(4,380)	1,785
Increase in accrued expenses and other current liabilities	27,517	38,478	21,359
Increase (Decrease) in income taxes payable	10,345	1,775	(6,555)
Increase (Decrease) in other liabilities	(6,301)	40,556	(12,043)

Net cash provided by operating activities	$266,612	$310,660	$311,604

Investing activities
Purchase of property, plant and equipment	(35,776)	(83,337)	(48,879)
Proceeds from sale of property, plant and equipment	916	500	3,442
Investment in affiliates	—	(205)	—
Purchase of short term investments	(129,458)	—	—
Proceeds from sale of short term investments	206,443	—	—
Short term deposits placed	—	(43,978)	(55,001)
Redemption of short term deposits	—	25,638	69,249
Payment for business acquisitions, net of cash acquired	(577,233)	(55,901)	(49,235)
Proceeds from divestiture of business, net of cash divested (refer note 3C)	—	—	1,982

Net cash used for investing activities	$(535,108)	$(157,283)	$(78,442)

Financing activities
Repayment of capital lease obligations	(2,821)	(2,279)	(1,803)
Proceeds from long-term debt	120,000	675,000	121,410
Repayment of long-term debt	(40,000)	(106,688)	(123,098)
Proceeds from Short-term borrowings	260,000	80,000	275,000
Repayment of Short-term borrowings	(8,000)	(253,004)	(355,000)
Proceeds from issuance of common shares under stock-based compensation plans	12,840	26,227	45,859
Payment for net settlement of stock-based awards	—	(2,103)	(9,315)
Payment of earn-out consideration	—	(587)	(3,868)
Cost incurred in relation to debt amendment and refinancing	(9,115)	(15,266)	(8,104)
Distribution to noncontrolling interest	(6,805)	(5,760)	(6,423)
Dividend paid	—	(501,620)	—

Net cash provided by (used for) financing activities	$326,099	$(106,080)	$(65,342)

Effect of exchange rate changes	(53,617)	3,911	(55,772)
Net increase in cash and cash equivalents	57,603	47,297	167,820
Cash and cash equivalents at the beginning of the period	404,034	408,020	459,228

Cash and cash equivalents at the end of the period	$408,020	$459,228	$571,276

Supplementary information
Cash paid during the period for interest	$5,026	$14,061	$30,788
Cash paid during the period for income taxes	$65,688	$91,825	$71,857
Property, plant and equipment acquired under capital lease obligation	$1,787	$2,699	$2,342

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

1. Organization

(a) Nature of Operations

The Company is a global leader in transforming and running business processes and operations, including those that are complex and industry-specific. The Company’s mission is to help clients become more competitive by making their enterprises more intelligent through becoming more adaptive, innovative, globally effective and connected to their own clients. Genpact stands for Generating Impact – visible in better management of risk, regulations, costs and growth for hundreds of long-term clients, including more than 100 of the Fortune Global 500. The Company’s approach is distinctive – it offers an unbiased, agile combination of smarter processes, crystallized in its Smart Enterprise Processes (SEP SM) proprietary framework, along with analytics and technology, which limits upfront investments and enhances future adaptability. The Company has 63,600+ employees in 24 countries with key management and corporate offices in New York City. Behind the Company’s single-minded passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 15 years.

(b) Organization

The Company began in 1997 as the India-based captive business process services operation for General Electric Capital Corporation, or GE Capital, General Electric Company’s (“GE”) financial services business. As the Company demonstrated its value to GE management, the Company’s business grew in size and scope. The Company took on a wide range of complex and critical processes and became a significant provider to many of GE’s businesses, including Consumer Finance, Commercial Finance, Healthcare, Industrial, NBC Universal and GE’s corporate offices.

The Company started actively pursuing business from clients other than GE, which are referred to as Global Clients, on January 1, 2005. Since that time, it has successfully expanded its business and diversified its revenue sources.

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

2012, and paid on September 24, 2012 to holders of record as of September 10, 2012. On October 25, 2012, Bain Capital and its affiliated assignees completed the purchase of 57,537,264 common shares of the Company. As permitted under the share purchase agreement, two additional co-investors (RGIP, LLC, an investor in certain investment funds which are affiliated with Bain Capital, and Twickenham Investment Private Limited, an affiliate of the Government of Singapore Investment Corporation Private Limited) purchased the remaining 50,812 shares and 10,162,602 shares of the Company respectively covered by the share purchase agreement.

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

The Company incurred expenses of approximately $23,464 for the 2012 Recapitalization, excluding fees associated with terminating the previous credit facility and entering into the new credit facility. Out of the total expenses of $23,464, $6,237 was incurred and recorded as part of “selling, general and administrative expenses” in the Consolidated Statements of Income. The balance of the total expenses of approximately $17,227 relating to the share purchase transaction were incurred and accrued as of December 31, 2012 and reported as a part of “other income (expense), net” in the Consolidated Statements of Income. GA and OH, collectively, reimbursed $17,000 of the $17,227 to the Company on October 25, 2012 at the closing of the share purchase transaction in accordance with the letter agreement among the Company, GA and OH. This reimbursement was recorded as part of “other income (expense), net” in the Consolidated Statements of Income for the year ended December 31, 2012.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of Genpact Limited and all of its subsidiaries that are more than 50% owned and controlled, including variable interest entities in which the Company is the primary beneficiary. When the Company does not have a controlling interest in an entity, but exerts significant influence on the entity, the Company applies the equity method of accounting. All intercompany transactions and balances are eliminated in consolidation.

The noncontrolling interest disclosed in the accompanying consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the noncontrolling

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

shareholders’ interest in the operation of Hello Communications (Shanghai) Co., Ltd. and the profits or losses associated with the noncontrolling interest in those operations. The noncontrolling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their shares of profit as it is a partnership. Accordingly, noncontrolling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the Consolidated Statements of Income.

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

c) Revenue recognition

The Company derives its revenue primarily from business process and technology management services, which are provided on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been rendered and collectability is reasonably assured. Revenues from services rendered under time-and-materials and transaction based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for application development, maintenance and support services. Revenues on these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and receivables for the services rendered between the last billing date and the balance sheet date.

Customer contracts can also include incentive payments received for discrete benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.

Revenue with respect to fixed-price contracts for the development of software and related services is recognized in accordance with the percentage of completion method. Guidance has been drawn from Financial Accounting Standards Board (“FASB”) guidance on Software—Revenue Recognition to account for revenue from fixed price arrangements for software development and related services in conformity with FASB guidance on Revenue Recognition—Construction—Type and Production-Type Contracts. The input (effort expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

The Company has deferred the revenue and costs attributable to certain process transition activities with respect to its customers where such activities do not represent the culmination of a separate earnings process.

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

The Company enters into multiple-element revenue arrangements in which a customer may purchase a combination of its services. Revenue from multiple-element arrangements is recognized, for each respective element, based on (1) the attainment of the delivery criterion; (2) its fair value, which is determined using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value, third-party evidence or best estimated selling price, as applicable, and (3) its allocated selling price, which is based on the relative sales price method.

d) Accounts receivable

Accounts receivable are recorded at the invoiced / to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(e) Cash and cash equivalents

Cash and cash equivalents consist of cash and bank balances and all highly liquid investments purchased with an original maturity of three months or less.

(f) Short- term investments

All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Marketable short-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of other comprehensive income (loss) until realized. Realized gains and losses on investments are determined based on the specific identification method and are included in “Other income (expense), net”. The Company does not hold these investments for speculative or trading purposes.

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

(i) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under Selling, General and Administrative Expenses.

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

on December 31, based on a number of factors including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs the qualitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. See Note 10 for related disclosures.

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

(j) Impairment of long-lived assets

Long-lived assets, including certain intangible assets, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. The impairment amount to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company determines fair value by using a discounted cash flow approach.

(k) Foreign currency

The consolidated financial statements are reported in U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency for subsidiaries organized in Europe, other than the U.K., the Czech Republic and one subsidiary in Poland, is the Euro, and the functional currencies of subsidiaries organized in Brazil, China, Colombia, Guatemala, India, Japan, Morocco, South Africa, the Philippines, the U.K., Poland, the Czech Republic, Hong Kong, Singapore, Australia, Canada and United Arab Emirates are their respective local currencies. The functional currency of all other Company subsidiaries is the U.S. dollar. The translation of the functional currencies of the respective subsidiaries into U.S. dollars is performed for balance sheet accounts

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity.

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

(l) Derivative instruments and hedging activities

In the normal course of business, the Company uses derivative financial instruments to manage fluctuations in foreign currency exchange rates. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies.

The Company recognizes derivative instruments and hedging activities as either assets or liabilities in its consolidated balance sheets and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of other comprehensive income (loss) reported under accumulated other comprehensive income (loss) until the hedged transactions occur and are then recognized in the consolidated statements of income along with the underlying hedged item and disclosed as part of “Total net revenues”, “Cost of revenue” and “Selling, general and administrative expenses”, as applicable. Changes in the fair value of derivatives not designated as hedging instruments, and the ineffective portion of derivatives designated as cash flow hedges are recognized in the consolidated statements of income and are included in foreign exchange (gains) losses, net, and other income (expense), net, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(m) Income taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating loss carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period that includes the enactment date or the filing or approval date of the tax status change. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will more likely than not be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. The Company includes interest and penalties related to unrecognized tax benefits within its provision for income tax expense.

(n) Employee Benefit Plan

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

(o) Stock-based compensation

The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option-pricing model (Black-Scholes-Merton) and for awards other than option awards, grant date fair value is determined on the basis of the fair market value of a Company common share on the date of grant of such awards. The Company

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

recognizes compensation expense for stock-based awards net of estimated forfeitures. Stock-based compensation recognized in the consolidated statements of income for the years ended December 31, 2011, 2012 and 2013 is based on awards ultimately expected to vest. As a result, the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(p) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short-term investments, short-term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 30% and 28% of receivables as of December 31, 2012 and 2013, respectively. GE accounted for 30%, 26% and 23% of revenues for the years ended December 31, 2011, 2012 and 2013, respectively.

(q) Earnings (loss) per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards except where the results would be anti-dilutive.

(r) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

(s) Recently adopted accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for impact on the Company’s consolidated financial statements.

The following recently released accounting standard has been adopted by the Company and certain disclosures in the consolidated financial statements and notes to the consolidated financial statements have been modified accordingly. Adoption of this standard did not have a material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures:

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

Through this transaction, the Company has acquired an end-to-end platform and processes to supplement its commercial lending and leasing portfolio, thereby strengthening the Company’s service offerings in this industry. Goodwill representing the excess of the purchase consideration over the net assets acquired is deductible for tax purposes and has been allocated to the India reporting unit. The above technology-related intangible asset has an estimated useful life of 8 years.

The results of operations of the business acquired from Third Pillar and the fair values of the assets acquired and liabilities assumed have been included in the Company’s Consolidated Financial Statements with effect from August 30, 2013, the date of acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

(b) NGEN Media Services Private Limited

On March 28, 2013, the Company acquired the remaining 50% of the outstanding equity interest in NGEN Media Services Private Limited (“NGEN”), a private limited company organized under the laws of India, and thereby increased its interest from 50% to 100%, providing the Company control over NGEN as a wholly-owned subsidiary. NGEN is engaged in the business of media services outsourcing.

The Company acquired the remaining 50% equity interest for cash consideration of $158. There are no contingent consideration arrangements in connection with the acquisition. The Company previously accounted for its 50% interest in NGEN as an equity-method investment. The Company remeasured this equity interest to fair value at the acquisition date and recognized a loss of $5 in the Consolidated Statements of Income under “equity-method investment activity, net”.

The following table summarizes the consideration paid to acquire NGEN and the fair value of the assets acquired and liabilities assumed as of the acquisition date, as well as the fair value of the Company’s existing investment in NGEN as of the acquisition date:

Cash consideration	$158
Acquisition date fair value of the Company’s investment in NGEN before the business combination	158
Total	$316
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$432
Current assets	402
Tangible fixed assets	27
Other non-current assets	89
Current liabilities	(337)
Other liabilities	(274)
Total identifiable net assets acquired	$339
Gain recognized on acquisition	(23)
Total	$316

The results of operations of NGEN and the fair value of its assets and liabilities have been included in the Company’s Consolidated Financial Statements with effect from March 28, 2013, the date of the acquisition.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

Jawood and Felix (collectively referred to as the “Jawood Business”) are, respectively, U.S. and India based providers of business consulting and information technology services to the healthcare payer industry. Felix is a key sub-contractor to Jawood. This transaction strengthened the Company’s solutions and services offerings in the healthcare payer market.

Pursuant to the terms of the acquisition agreements with the respective sellers, the purchase consideration for the Jawood Business is comprised of the following:

Base purchase price	$53,295
Closing date net working capital adjustment	(3,821)
Closing date indebtedness adjustment	(2,202)
Closing date cash adjustment	1,304
Seller expenses	(1,379)
Total purchase price	$47,197

During the third quarter ended September 30, 2013, the Company recorded a measurement period adjustment that resulted in a decrease in the purchase consideration by $1,089 with a corresponding change in goodwill. The measurement period adjustment did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period and, thus, were recorded during the period ended September 30, 2013. The total amount paid by the Company to acquire the Jawood Business, net of cash acquired of $1,364 and including seller expenses amounting to $1,379, was $47,212.

The acquisition of the Jawood Business has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of the Jawood Business are recorded at fair value as of the date of the acquisition. The following table summarizes the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed as of the date of the acquisition including measurement period adjustments:

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

The results of operations of the Jawood business and the fair value of its assets and liabilities have been included in the Company’s Consolidated Financial Statements with effect from February 6, 2013, the date of the acquisition.

(d) Atyati Technologies Private Limited

On September 4, 2012, the Company acquired 100% of the outstanding common and preferred stock of Atyati Technologies Private Limited (“Atyati”), an Indian private limited company. Atyati is a cloud-hosted technology platform provider for the rural banking sector in India. This acquisition provided the Company a platform-based banking solution for the rural and semi-rural consumer market.

The Company acquired Atyati for initial cash consideration of $19,368, subject to adjustment based on closing date final working capital. The acquisition agreement also provided for additional deferred consideration which had a discounted value of $2,539 as of the date of the acquisition and earn-out consideration (ranging from $0 to $14,372 based on gross profit for the year ending March 31, 2014) which had an estimated fair value of $1,487 as of the date of the acquisition.

Pursuant to the terms of the acquisition agreement with the sellers, the purchase consideration is comprised of the following:

Cash consideration	$19,368
Acquisition date discounted value of deferred consideration	2,539
Acquisition date fair value of earn-out consideration	1,487
Working capital adjustment	—
Total purchase price	$23,394

During the second quarter ended June 30, 2013, the Company recorded a measurement period adjustment which resulted in a decrease in the deferred tax asset of $827, an increase in other non-current assets of $194 and an increase in goodwill of $633. The measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period and, thus, were recorded during the second quarter ended June 30, 2013.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Atyati were recorded at fair value as of the date of

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

the acquisition. The following table summarizes the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed as of the date of the acquisition including measurement period adjustments:

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

The weighted average amortization period in respect of the acquired intangible assets is 7 years. The results of operations of Atyati and the fair value of its assets and liabilities have been included in the Company’s Consolidated Financial Statements with effect from September 4, 2012, the date of the acquisition.

(e) Triumph Engineering, Corp. and Triumph On-Demand, Inc.

On August 17, 2012, the Company acquired 100% of the outstanding equity interest in Triumph Engineering, Corp. and Triumph On-Demand Inc., both Ohio corporations (collectively the “Triumph Companies”). The Triumph Companies are U.S. based providers of engineering services to the aviation, energy, and oil and gas industries. This acquisition provided the Company with capabilities in the engineering services space.

The Company acquired the Triumph Companies for initial cash consideration of $3,600, subject to adjustment based on working capital and closing indebtedness. The acquisition agreement provided for additional

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

deferred consideration that had a discounted value of $379 as of the date of the acquisition, and earn-out consideration (ranging from $0 to $4,500 based on gross profit for the years ending December 31, 2013 and 2014) that had an estimated fair value of $3,256 as of the date of the acquisition.

Pursuant to the terms of the acquisition agreement with the seller, the purchase consideration is comprised of the following:

Cash consideration	$3,600
Acquisition date fair value of deferred consideration	379
Acquisition date fair value of earn-out consideration	3,256
Working capital adjustment	(848)
Closing indebtedness adjustment	(941)
Total purchase price	$5,446

During the second quarter ended June 30, 2013, the Company recorded a measurement period adjustment that resulted in a decrease in the purchase consideration of $13 with a corresponding change in goodwill.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of the Triumph Companies were recorded at fair value as of the date of the acquisition. The following table summarizes the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed as of the date of the acquisition including measurement period adjustments:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

The weighted average amortization period in respect of the acquired intangible assets is 8 years. The results of operations of the Triumph Companies and the fair value of their assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from August 17, 2012, the date of the acquisition.

(f) Accounting Plaza B.V.

On April 25, 2012, the Company acquired 100% of the outstanding equity interest in Accounting Plaza B.V. (“Accounting Plaza”), a private limited liability company organized under the laws of the Netherlands. Accounting Plaza is a provider of finance and accounting, human resources and PeopleSoft ERP services. This acquisition strengthened the Company’s domain expertise in the retail industry and significantly expands its presence in Europe.

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

During the first quarter ended March 31, 2013, the Company recorded a measurement period adjustment that resulted in a $107 increase in the purchase consideration with a corresponding increase in goodwill. The measurement period adjustment did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period and, thus, was recorded during the first quarter ended March 31, 2013.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Accounting Plaza were recorded at fair value as of

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

the date of acquisition. The following table summarizes the allocation of the purchase consideration based on the fair value of the assets acquired and liabilities assumed as of the date of the acquisition, including measurement period adjustments:

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

The fair value of the current assets acquired included trade receivables with a fair value of $9,744. The gross amount due was $9,917, of which $173 was expected to be uncollectible.

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

The weighted average amortization period in respect of the acquired intangible assets is 7 years. The results of operations of Accounting Plaza and the fair value of its assets and liabilities have been included in the Company’s Consolidated Financial Statements with effect from April 25, 2012, the date of the acquisition.

B. Earn-out consideration and deferred consideration

The Company acquired Akritiv Technologies, Inc. (“Akritiv”), High Performance Partners, LLC (“HPP”), Empower Research, LLC (“Empower”), Atyati and the Triumph Companies on March 14, 2011, August 24, 2011, October 3, 2011, September 4, 2012 and August 17, 2012, respectively. The terms of the acquisition agreements for these business acquisitions provided for payment of additional earn-out consideration if certain future events or conditions are met. These earn-outs were recorded as liabilities based on their fair values as of the acquisition dates. The Company evaluates the fair value of earn-out consideration for the respective acquisitions for changes at each reporting period. As of December 31, 2013, the Company re-measured the fair

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

value of such earn-out consideration with corresponding changes in the Consolidated Statements of Income as follows:

Decrease in fair value of earn-out consideration for Empower	$(145)
Decrease in fair value of earn-out consideration for Triumph Companies	(2,368)
Decrease in fair value of earn-out consideration for Atyati	(1,794)
Decrease in fair value of earn-out consideration for HPP	(363)
$(4,670)

Further, during the year ended December 31, 2013, the Company paid earn-out consideration of $85, $3,274 and $1,499 for HPP, Akritiv and Empower, respectively, due to the fulfillment of certain earn-out conditions set forth in the acquisition agreements. Additionally, during the year ended December 31, 2013, the Company paid deferred consideration of $811 to the Empower sellers pursuant to the terms of the acquisition agreement.

C. Divestitures

(a) Hello Communications (Shanghai) Co., Ltd.

On February 22, 2013, the Company completed the divestiture of Hello Communications (Shanghai) Co., Ltd., a provider of offshore tele-sales and other voice-based support services to telecom carriers and IT/telecom equipment manufacturers in Asia, for cash consideration of $998, resulting in loss of $447. The expected loss on the sale was recorded within other income (expense), net in the Consolidated Statements of Income for the year ended December 31, 2012 and was not materially different from the actual realized loss. The balance of cash and cash equivalents of Hello Communications (Shanghai) Co., Ltd. on the date of sale was $2,047, resulting in a net cash outflow of $1,049. The results of operations of Hello Communications (Shanghai) Co., Ltd. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

(b) Clearbizz B.V.

On September 13, 2013, the Company completed the divestiture of Clearbizz, B.V., a provider of electronic invoicing services in the Netherlands, for cash consideration of $1, resulting in a loss of $1,184, which has been recorded within other income (expense), net in the Consolidated Statements of Income. The results of operations of Clearbizz B.V. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

(c) Gantthead.com, Inc.

On December 31, 2013, the Company completed the divestiture of Gantthead.com, Inc., the operator of an online technology portal for project management, for cash consideration of $3,171, resulting in a loss of $2,303, which has been recorded within other income (expense), net in the Consolidated Statements of Income. The results of operations of Gantthead.com, Inc. are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2012 and 2013 comprise:

	As of December 31,
	2012	2013
Deposits with banks	$283,660	$123,545
Other cash and bank balances	175,568	447,731

Total	$459,228	$571,276

Cash and cash equivalents as of December 31, 2012 and December 31, 2013 include restricted cash balances of $628 and $861, respectively. Restrictions primarily consist of margin balances against bank guarantees and deposits for foreign currency advances on which the bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the reserve for doubtful receivables recorded by the Company:

	As of December 31,
	2011	2012	2013
Opening Balance as of January 1	$2,926	$8,704	$9,073
Additions due to acquisitions	240	184	—
Additions charged to cost and expense	6,298	3,878	11,420
Deductions	(760)	(3,693)	(3,933)

Closing Balance	$8,704	$9,073	$16,560

Accounts receivable were $461,062 and $521,677 and the reserves for doubtful receivables were $9,073 and $16,560, resulting in net accounts receivable balances of $451,989 and $505,117 as of December 31, 2012 and 2013, respectively. In addition, accounts receivable due after one year of $19,140 and $15,844 as of December 31, 2012 and 2013, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $64 and $403, and the reserve for doubtful receivables was $35 and $0, resulting in net accounts receivable balances of $29 and $403, as of December 31, 2012 and 2013, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2012 and 2013:

	As of December 31, 2012
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$10,645	$—	$10,645	$—

Total	$10,645	$—	$10,645	$—

Liabilities
Derivative instruments (Note b)	$174,076	$—	$174,076	$—

Total	$174,076	$—	$174,076	$—

	As of December 31, 2013
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$7,963	$—	$7,963	$—

Total	$7,963	$—	$7,963	$—

Liabilities
Derivative instruments (Note b)	$213,941	$—	$213,941	$—

Total	$213,941	$—	$213,941	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The following table sets forth the reconciliation of loans held for sale that were outstanding as of December 31, 2012 and that were also settled during the year ended December 31, 2012, which were measured at fair value using significant unobservable inputs:

Year ended December 31, 2012
Opening balance, net	$469
Impact of fair value included in earnings	(108)
Settlements	(361)

Closing balance, net	$—

The Company values its derivative instruments based on market observable inputs including both forward and spot prices for respective currencies. The quotes are taken from an independent market database.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by the counterparties not to be material. The forward foreign exchange contracts mature between zero and forty-eight months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2012	As of December 31, 2013	As of December 31, 2012	As of December 31, 2013
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,706,000	$1,143,000	$(160,432)	$(203,822)
United States Dollars (sell) Mexican Peso (buy)	8,400	9,000	306	(268)
United States Dollars (sell) Philippines Peso (buy)	58,800	52,200	2,237	(2,357)
Euro (sell) United States Dollars (buy)	79,501	43,779	(420)	(2,434)
Euro (sell) Hungarian Forints (buy)	9,968	4,121	(10)	131
Euro (sell) Romanian Leu (buy)	64,870	61,977	(645)	1,751
Japanese Yen (sell) Chinese Renminbi (buy)	26,214	30,731	1,451	1,970
Pound Sterling (sell) United States Dollars (buy)	92,165	94,338	(2,494)	(4,312)
Australian Dollars (sell) United States Dollars (buy)	60,626	85,156	(3,424)	3,363

			$(163,431)	$(205,978)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.
(b)	Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchase of services. In addition to this program, the Company has derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge the foreign exchange risks related to balance sheet items such as receivables and intercompany borrowings denominated in currencies other than the underlying functional currency.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2012	As of December 31, 2013	As of December 31, 2012	As of December 31, 2013
Assets
Prepaid expenses and other current assets	$6,972	$6,098	$1,742	$—

Other assets	$1,931	$1,865	$—	$—
Liabilities
Accrued expenses and other current liabilities	$60,229	$83,667	$1,417	$26
Other liabilities	$112,430	$130,248	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Year Ended December 31,
	2011			2012			2013
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance as of January 1	$(27,482)	$9,247	$(18,235)	$(203,006)	$71,125	$(131,881)	$(163,756)	$59,070	$(104,686)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(44,025)	15,863	(28,162)	(34,927)	12,651	(22,276)	(66,812)	25,239	(41,573)
Changes in fair value of effective portion of outstanding derivatives, net	(219,549)	77,741	(141,808)	4,323	596	4,919	(109,008)	38,781	(70,227)

Gain (loss) on cash flow hedging derivatives, net	(175,524)	61,878	(113,646)	39,250	(12,055)	27,195	(42,196)	13,542	(28,654)

Closing balance as of December 31	$(203,006)	$71,125	$(131,881)	$(163,756)	$59,070	$(104,686)	$(205,952)	$72,612	$(133,340)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)			Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amoun t excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
	2011	2012	2013		2011	2012	2013		2011	2012	2013
Forward foreign exchange contracts	$(219,549)	$4,323	$(109,008)	Revenue	$(9,519)	$(4,432)	$7,548	Foreign exchange (gains) losses,net	$—	$—	$—
				Cost of revenue	(27,813)	(24,183)	(59,929)
				Selling, general and administrative expenses	(6,693)	(6,312)	(14,431)

	$(219,549)	$4,323	$(109,008)		$(44,025)	$(34,927)	$(66,812)		$—	$—	$—

Non designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Year ended December 31,
		2011	2012	2013
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$18,725	$(3,884)	$18,353

		$18,725	$(3,884)	$18,353

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2012	2013
Advance taxes	$71,076	$65,053
Deferred transition costs	38,336	37,050
Derivative instruments	8,714	6,098
Employee advances	4,800	5,397
Advances to suppliers	2,912	1,994
Prepaid expenses	12,944	12,569
Deposits	2,701	3,896
Others	9,286	7,056

	$150,769	$139,113

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2012	2013
Land	$15,688	$10,566
Buildings	55,574	48,743
Furniture and fixtures	30,040	30,275
Computer equipment and servers	164,316	163,106
Plant, machinery and equipment	60,564	61,514
Computer software	85,741	87,443
Leasehold improvements	84,972	86,937
Vehicles	6,645	6,506
Capital work in progress	10,000	7,803

Property, plant and equipment, gross	$513,540	$502,893
Less: Accumulated depreciation and amortization	(313,178)	(329,689)

Property, plant and equipment, net	$200,362	$173,204

Depreciation expense on property, plant and equipment for the years ended December 31, 2011, 2012 and 2013 was $47,147, $46,046 and $46,408, respectively. The amount of computer software amortization for the years ended December 31, 2011, 2012 and 2013 was $13,257, $11,613 and $9,949, respectively.

The depreciation and amortization expense includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of the foreign currency derivative contracts, amounting to $2,047, $1,570 and $3,542 for the years ended December 31, 2011, 2012 and 2013, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

9. Property, plant and equipment, net (Continued)

Property, plant and equipment, net include assets held under capital lease arrangements, which consist of the following:

	As of December 31,
	2012	2013
Vehicles	$5,588	$5,995
Furniture and fixtures	1,306	1,142
Computer equipment and servers	185	13
Plant, machinery and equipment	82	45

	$7,161	$7,195
Less: Accumulated depreciation	(3,560)	(3,671)

	$3,601	$3,524

Depreciation expense in respect of these assets was $2,020, $1,830 and $1,726 for the years ended December 31, 2011, 2012 and 2013, respectively.

10. Goodwill and intangible assets

The following table presents changes in goodwill for the years ended December 31, 2012 and 2013:

	As of December 31,
	2012	2013
Opening balance	$925,339	$956,064
Goodwill relating to acquisitions consummated during the period	43,265	37,918
Goodwill relating to divestitures consummated during the period	—	(3,450)
Impact of measurement period adjustments	(3,213)	(362)
Effect of exchange rate fluctuations	(9,327)	(36,321)

Closing balance	$956,064	$953,849

Goodwill has been allocated to the following reporting units, which represent different business units of the Company, as follows:

	As of December 31,
	2012	2013
India	$455,850	$384,533
China	45,032	45,699
Europe	42,425	44,146
Americas	46,583	46,583
Headstrong	366,174	432,888

	$956,064	$953,849

In line with the Company’s long term strategy for the business, during the year ended December 31, 2012, the Company decided to integrate the Japan business consulting division of the Headstrong reporting unit with the China reporting unit. This integration enabled the Company to leverage business experience, knowledge, and

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

resources more effectively and to provide a global service delivery model. Accordingly, goodwill attributable to the Japan business consulting division included in the Headstrong reporting unit prior to and including the year ended December 31, 2011 is being reported as a component of the China reporting unit beginning with the year ended December 31, 2012. The Company tested goodwill allocated to the Japan business consulting division for impairment prior to the integration with the China reporting unit for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles—Goodwill and Other”. The fair value of this goodwill was calculated using a discounted cash flow model using estimated future cash flows. Further, the Company tested the goodwill of the China reporting unit, the Japan business consulting division and the Headstrong reporting unit before and after such integration and concluded that the fair value of each such reporting unit or portion thereof exceeded its respective book value.

During 2012, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in the year ended December 31, 2012.

In line with the Company’s long term strategy for the business, during the year ended December 31, 2013, the Company decided to integrate a portion of the IT business within its India reporting unit with the Headstrong reporting unit. This integration enabled the Company to leverage business experience, knowledge, and resources more effectively and to provide a global service delivery model. Accordingly, goodwill attributable to the IT business included in the India reporting unit prior to and including the year ended December 31, 2012 is being reported as a component of the Headstrong reporting unit beginning with the year ended December 31, 2013. The Company tested goodwill allocated to the IT Business for impairment prior to the integration with the Headstrong reporting unit for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles—Goodwill and Other”. The fair value of this goodwill was calculated using a discounted cash flow model using estimated future cash flows. Further, the Company tested the goodwill of the India reporting unit, the transferred IT business and Headstrong reporting unit before and after such integration and concluded that the fair value of each such reporting unit or portion thereof exceeded its respective book value.

In the year ended December 31, 2013, in accordance with ASU 2011-08, the Company performed an assessment of qualitative factors to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, the Company concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount for all reporting units except for the Americas and Headstrong reporting units. Accordingly, the Company performed the quantitative assessment of goodwill impairment for these two reporting units. Based on the quantitative assessment for these two reporting units, the Company concluded that there is no impairment in the year ended December 31, 2013 and the fair value of these two reporting units exceeded their respective carrying values.

The total amount of goodwill deductible for tax purposes is $6,779 and $38,512 as of December 31, 2012 and 2013, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2012			As of December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$291,735	$206,987	$84,748	$288,983	$213,878	$75,105
Marketing-related intangible assets	40,386	18,801	21,585	37,919	20,545	17,374
Contract-related intangible assets	1,182	1,182	—	1,121	1,121	—
Other intangible assets	7,069	1,015	6,054	9,124	2,487	6,637

	$340,372	$227,985	$112,387	$337,147	$238,031	$99,116

Amortization expenses for intangible assets as disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2011, 2012 and 2013 were $19,974, $23,233 and $23,645, respectively. Intangible assets recorded for the 2004 reorganization, when we began operating as an independent company, include the incremental value of the minimum volume commitment from GE, entered into contemporaneously with the 2004 reorganization, over the value of the pre-existing customer relationship with GE. The amortization of this intangible asset for the years ended December 31, 2011, 2012 and 2013 was $158, $72 and $0, respectively, and has been reported as a reduction of revenue.

The estimated amortization schedule for the intangible assets for future periods is set out below:

For the year ending December 31:
2014	$22,774
2015	18,575
2016	15,834
2017	13,003
2018 and beyond	28,930

$99,116

11. Other assets

Other assets consist of the following:

	As of December 31,
	2012	2013
Advance taxes	$8,871	$7,839
Deferred transition costs	37,633	27,818
Deposits	27,770	23,287
Derivative instruments	1,931	1,865
Prepaid expenses	4,732	4,895
Accounts Receivable due after one year	19,140	15,844
Others	16,471	15,817

	$116,548	$97,365

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

12. Leases

The Company has leased vehicles, furniture and fixtures, computer equipment and servers, and plants, machinery and equipment from various lessors under capital lease arrangements. Future minimum lease payments are as follows:

As of December 31:
2014	$1,895
2015	1,467
2016	1,001
2017	529
2018	141

Total minimum lease payments	5,033
Less: amount representing future interest	(971)

Present value of minimum lease payments	4,062
Less: current portion	(1,405)

Long-term capital lease obligations	$2,657

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

Year ending December 31:
2014	$34,025
2015	30,564
2016	25,235
2017	19,143
2018	14,933
2019 and beyond	27,378

Total minimum lease payments	$151,278

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight line basis over the applicable lease term. Rent expenses under cancellable and non-cancellable operating leases were $44,613, $49,912 and $55,450 for the years ended December 31, 2011, 2012 and 2013, respectively.

The above rental expense includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $1,227, $1,112 and $2,851 for the years ended December 31, 2011, 2012 and 2013, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2012	2013
Accrued expenses	$94,521	$98,988
Accrued employee cost	115,323	126,814
Deferred transition revenue	47,334	46,895
Statutory liabilities	23,008	24,466
Retirement benefits	21,044	14,853
Derivative instruments	61,646	83,693
Advance from customers	14,935	18,334
Earn-out consideration	5,548	3,492
Other liabilities	6,682	4,457

	$390,041	$421,992

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

In August 2012, the Company obtained credit facilities aggregating $925,000 from a consortium of financial institutions to (i) finance the repayment of the balance outstanding under the previous existing credit facility of $380,000, (ii) fund a portion of its special cash dividend (discussed in Note 19), and (iii) for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provides for a term loan of $675,000 and a revolving credit facility of $250,000.

In June 2013, the Company amended this credit facility. Under the amended facility, the applicable margin on the term loan and the revolving credit facility has been reduced from 3.25% p.a. to 2.75% p.a. and 2.50% p.a., respectively. In addition, the LIBOR floor on the term loan was reduced from 1% under the earlier facility to 0.75% under the amended facility. As of the amendment date, the gross outstanding term loan amounted to $671,625. The amendment did not result in a substantial modification of $553,589 of the outstanding term loan under the previous credit facility. Further, as a result of the amendment, the Company extinguished the outstanding term loan under the previous credit facility amounting to $118,036 and obtained additional funding amounting to $121,410, increasing the total term loan outstanding to $675,000. As a result, the Company expensed $3,103 representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to lenders in respect of the extinguished amount. The overall borrowing capacity under the revolving facility did not change. The amendment of the revolving facility resulted in accelerated amortization of $54 relating to the existing unamortized debt issuance cost. The remaining unamortized costs and an additional third party fee paid in connection with the amendment of the term loan and revolving facility will be amortized over the term, of the term loan and revolving facility, which end on August 30, 2019 and August 30, 2017, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

14. Long-term debt (Continued)

As of December 31, 2012 and 2013, the outstanding term loan, net of a debt amortization expense of $11,452 and $13,761, was $661,861 and $657,864, respectively. As of December 31, 2012, the term loan bears interest at LIBOR (LIBOR floor of 1%) plus an applicable margin of 3.25% p.a. As of December 31, 2013, the term loan bears interest at LIBOR (LIBOR floor of 0.75%) plus an applicable margin of 2.75% p.a. Indebtedness under the loan agreement is secured by certain assets. The amount outstanding on the term loan as of December 31, 2013 will be repaid through quarterly payments of 0.25% of the principal amount of $675,000, and the balance will be repaid upon the maturity of the term loan on August 30, 2019.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2014	$4,263
2015	4,288
2016	4,306
2017	4,338
2018	4,363
2019	636,306

$657,864

15. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2012 and 2013, the limits available were $18,489 and $13,906, respectively, out of which $5,942 and $6,689 was utilized, representing non-funded drawdown.

(b)	A fund-based and non-fund-based revolving credit facility of $260,000 acquired in May 2011 was fully prepaid and terminated on August 30, 2012 as described in note 14 above.

(c)	A fund-based and non-fund based revolving credit facility of $250,000 initially acquired in August 2012 was amended in June 2013 as described in note 14 above. A part of this amount was initially used for funding the special cash dividend paid in September 2012 and for the acquisition of Jawood in February 2013. As of December 31, 2012 and 2013, a total of $87,439 and $4,397, respectively, was utilized representing a funded drawdown of $80,000 and $0, respectively, and a non-funded drawdown of $7,439 and $4,397, respectively. This facility expires in August 2017 and the funded drawdown bears interest at LIBOR plus a margin of 2.50% as of December 31, 2013 compared to a margin of 3.25% as of December 31, 2012. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets and the credit agreement contains certain covenants, including a maximum leverage covenant that becomes effective only if the revolving facility is drawn for $50,000 or more. For the year ended December 31, 2013, the Company is in compliance with all of the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

16. Other liabilities

Other liabilities consist of the following:

	As of December 31,
	2012	2013
Accrued employee cost	$3,492	$5,103
Deferred transition revenue	64,020	47,405
Retirement benefits	27,074	24,330
Derivative instruments	112,430	130,248
Amount received from GE under indemnification arrangement, pending adjustment	8,871	7,839
Advance from customers	10,000	8,000
Earn-out consideration	16,045	9,857
Others	8,916	10,102

	$250,848	$242,884

17. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Genpact India Employees’ Gratuity Fund. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ending December 31, 2011, 2012 and 2013, all of the plan assets were primarily invested in debt securities.

In addition, in accordance with Mexican law, the Company provides certain termination benefits to its Mexican employees for reasons other than restructuring to which employees are entitled (the “Mexican Plan”) based on the age, duration of service and salary of each eligible employee. The Mexican Plan benefit cost for the year is calculated on an actuarial basis.

In addition, some of the Company’s subsidiaries in the Philippines and Japan have sponsored defined benefit retirement programs (respectively, the “Philippines Plan” and the “Japan Plan”). The benefit costs of the Japan Plan and the Philippines Plan for the year are calculated on an actuarial basis. The Philippines Plan and the Japan Plan are funded and the Company contributions in respect of these benefits are made to insurer managed funds or to a trust. The contributions to the trust are further invested in government bonds.

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

The following table sets forth the funded status of the defined benefit plans and the amounts recognized in the Company’s financial statements based on an actuarial valuation carried out as of December 31, 2012 and 2013.

	As of December 31,
	2012	2013
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$22,044	$29,821
Service cost	4,047	4,511
Actuarial loss (gain)	4,699	(1,310)
Interest cost	1,807	2,104
Liabilities assumed on acquisition	24	—
Benefits paid	(2,818)	(2,996)
Effect of exchange rate changes	18	(3,534)

Projected benefit obligation at the end of the year	$29,821	$28,596

Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$16,274	$14,957
Employer contributions	901	12,325
Actual gain on plan assets	1,255	1,037
Acturial gain/(loss)	14	(6)
Benefits paid	(2,818)	(2,996)
Effect of exchange rate changes	(669)	(2,519)

Fair value of plan assets at the end of the year	$14,957	$22,798

Amounts included in other comprehensive income (loss) as of December 31, 2012 and 2013 were as follows:

	As of December 31,
	2012	2013
Net actuarial loss	$(7,664)	$(5,659)
Deferred tax assets	1,903	1,765

Other comprehensive income, net	$(5,761)	$(3,894)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

Changes in other comprehensive income (loss) during the year ended December 31, 2013 were as follows:

2013
Net Actuarial loss	$1,353
Amortization of net actuarial loss	640
Deferred income taxes	(138)
Effect of exchange rate changes	12

Other comprehensive income (loss), net	$1,867

Net defined benefit plan costs for the years ended December 31, 2011, 2012 and 2013 include the following components:

	As of December 31,
	2011	2012	2013
Service costs	$3,620	$4,047	$4,511
Interest costs	1,542	1,807	2,104
Amortization of actuarial loss	540	854	421
Expected return on plan assets	(715)	(961)	(968)

Net Gratuity Plan costs	$4,987	$5,747	$6,068

The amount in other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $286.

The weighted average assumptions used to determine the benefit obligations of the Gratuity Plan as of December 31, 2012 and 2013 are presented below:

	As of December 31,
	2012	2013
Discount rate	8.85%-9.70%	9.55%
Rate of increase in compensation per annum	5.20%-11.00%	5.20%-11.00%
	for the first 3 years and 6% thereafter

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2011, 2012 and 2013 are presented below:

	Year ended December 31,
	2011	2012	2013
Discount rate	9.30%-9.70%	9.30%-9.70%	8.85%
Rate of increase in compensation per annum	8.00%-8.10%	5.20%-11.00%	5.20%-11.00%
	for the first 3 years and 6% thereafter
Expected long term rate of return on plan assets per annum	7.30%-8.00%	7.30%-8.50%	8.50%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2012 and 2013 are presented below:

	As of December 31,
	2012	2013
Discount rate	6.50%	6.50%
Rate of increase in compensation per annum	5.50%	5.50%

The weighted average assumptions used to determine the Mexican Plan costs for the years ended December 31, 2011, 2012 and 2013 are presented below:

	Year ended December 31,
	2011	2012	2013
Discount rate	7.50%	6.50%	6.50%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%
Expected long term rate of return on plan assets per annum	0.00%	0.00%	0.00%

The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2012 and 2013 are presented below:

	As of December 31,
	2012	2013
Discount rate	0.90%	0.50%
Rate of increase in compensation per annum	0.00%	0.00%

The weighted average assumptions used to determine the Japan Plan costs for the years ended December 31, 2011, 2012 and 2013 are presented below:

	Year ended December 31,
	2011	2012	2013
Discount rate	0.90%	0.90%	0.90%
Rate of increase in compensation per annum	0.00%	0.00%	0.00%
Expected long term rate of return on plan assets per annum	0.00%	2.69%	2.69%

The weighted average assumptions used to determine the benefit obligation of the Philippines Plan as of December 31, 2012 and 2013 are presented below:

	As of December 31,
	2012	2013
Discount rate	4.39%-5.62%	4.95%-5.32%
Rate of increase in compensation per annum	4.00%-8.00%	4.00%-7.00%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The weighted average assumptions used to determine the Philippines Plan costs for the years ended December 31, 2011, 2012 and 2013 are presented below:

	Year ended December 31,
	2011	2012	2013
Discount rate	6.29%	4.39%-5.62%	4.95%-5.62%
Rate of increase in compensation per annum	4.00%	4.00%-8.00%	4.00%-7.00%
Expected long term rate of return on plan assets per annum	5.00%	5.00%	5.00%

The foregoing expected returns on plan assets are based on Company’s expectation of the average long-term rate of return expected to prevail over the next 15 to 20 years on the types of investments prescribed by the statutory pattern of investment.

The Company assesses these assumptions with its projected long-term plans of growth and prevalent industry standards. Unrecognized actuarial loss is amortized over the average remaining service period of the active employees expected to receive benefits under the plan.

The fair values of Company’s plan assets as of December 31, 2012 and 2013 by asset category are as follows:

	As of December 31, 2013
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$10,674	$10,674	$—	$—
Fixed Income Securities (Note a)	9,490	1,092	8,398	—
Other Securities (Note b)	2,634	1,326	1,308	—

Total	$22,798	$13,092	$9,706	$—

	As of December 31, 2012
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$165	$165	$—	$—
Fixed Income Securities (Note a)	11,880	1,315	10,565	—
Other Securities (Note b)	2,912	1,481	1,431	—

Total	$14,957	$2,961	$11,996	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

(a)	Include investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.

(b)	Include investments in funds that invest 50% to 85% of their assets in fixed income securities and the remaining portion in equity securities.

The expected benefit payments set forth below reflect expected future service:

Year ending December 31,
2014	$4,696
2015	4,981
2016	5,508
2017	5,996
2018	6,441
2019 – 2023	28,952

$56,574

The expected benefit payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2013.

Defined contribution plans

During the years ended December 31, 2011, 2012 and 2013, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2011	2012	2013
India	$13,014	$14,102	$14,443
U.S.	2,295	3,012	3,268
U.K.	1,047	1,444	1,789
Hungary	34	58	22
China	8,317	10,888	14,681
Mexico	27	27	27
Morocco	150	156	90
South Africa	321	327	221
Hong Kong	21	34	19
Netherlands	—	1,523	2,135
Philippines	10	15	14
Singapore	8	9	15
Japan	1,163	1,589	2,098

Total	26,407	33,184	38,822

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

A brief summary of each plan is provided below:

2005 Plan

Under the 2005 Plan, which was adopted on July 26, 2005, the Company is authorized to issue up to 12,706,665 options (including an increase of 495,915 options representing an adjustment of outstanding stock based awards as a result of the special cash dividend) to eligible persons and has granted 12,986,802 options (including 583,357 options representing an adjustment of outstanding stock based awards as a result of the special cash dividend) up to the year ended December 31, 2013.

2006 Plan

Under the 2006 Plan, which was adopted on February 27, 2006, the Company is authorized to issue up to 4,942,369 options to eligible persons and has granted 5,328,697 options (including 68,005 options representing an adjustment of outstanding stock based awards as a result of the special cash dividend) up to the year ended December 31, 2013.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

2007 Plan

Under the 2007 Plan, which was adopted on March 27, 2007, the Company is authorized to issue up to 16,733,250 options to eligible persons and has granted 9,133,255 options (including 486,205 options representing an adjustment of outstanding stock based awards as a result of the special cash dividend) up to the year ended December 31, 2013.

2007 Omnibus Plan

The Company adopted the 2007 Omnibus Plan on July 13, 2007 and amended and restated it on April 11, 2012. The 2007 Omnibus Plan provides for the grant of options intended to qualify as incentive stock options, non-qualified stock options, share appreciation rights, restricted share awards, restricted share units, performance units, cash incentive awards and other equity-based or equity-related awards. Under the 2007 Omnibus Plan the Company is authorized to grant awards for the issuance of up to a total of 23,995,184 common shares to eligible persons, of which 12,471,104 options (including 489,071 options representing an adjustment of outstanding stock based awards as a result of the special cash dividend), 3,453,157 Restricted Share Units (including 272,335 Restricted Share Units representing an adjustment of outstanding stock based awards as a result of the special cash dividend) and 6,499,627 Performance Units (including 482,341 Performance Units representing an adjustment of outstanding stock based awards as a result of the special cash dividend) were granted as of December 31, 2013.

The stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2011, 2012 and 2013, were $27,677, $31,999 and $30,901, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.

The tax benefits recognized in relation to the stock-based compensation charge during the years ended December 31, 2011, 2012 and 2013 were $7,800, $8,032 and $6,913, respectively. In addition, the Company realized a cash tax benefit of $1,177, $2,277 and $3,368, during the years ended December 31, 2011, 2012 and 2013, respectively. No excess tax benefit was realized on the options exercised during the years ended December 31, 2011, 2012 and 2013 and no amount was recorded through additional paid-in capital due to losses in U.S. subsidiaries.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options in 2011 and 2013. No options were granted in 2012 other than pertaining to the adjustment to outstanding stock options as a result of the special cash dividend paid in September 2012:

	2011	2013
Dividend yield	—	—
Expected life (in months)	75	84
Risk free rate of interest	2.26%	1.55%
Volatility	37.32%	39.39%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

Volatility was calculated based on the historical volatility of the Company during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method,” which is based on the average of the vesting term and contractual term of the option. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. Expected regular dividends during the estimated term of the option are based on recent dividend activity. The Company has not paid any regular cash dividends in the recent period and does not anticipate doing so in the foreseeable future.

The Company has issued, and intends to continue to issue, new shares to satisfy stock option exercises under its incentive plans.

Stock options

A summary of stock option activity during the years ended December 31, 2011, 2012 and 2013 is set out below:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year Ended December 31, 2012
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2012	13,734,820	$10.58	5.4	$—
Granted	—	—	—	—
Forfeited	(327,590)	11.28	—	—
Expired	(81,053)	15.46	—	—
Exercised	(2,539,517)	9.83	—	14,748
Adjustment for Special Cash Dividend	1,626,638

Outstanding as of December 31, 2012	12,413,298	$9.29	4.2	$77,017

Vested and exercisable as of December 31, 2012 and expected to vest thereafter (Note a)	12,271,334	$9.28	4.2	$76,339
Vested and exercisable as of December 31, 2012	10,752,875	$8.97	3.8	$70,217
Weighted average grant date fair value of grants during the period	$—

	Year Ended December 31, 2013
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2013	12,413,298	$9.29	4.2	$—
Granted	3,483,000	19.35	—	—
Forfeited	(69,863)	10.65	—	—
Expired	(88,295)	13.26	—	—
Exercised	(4,635,977)	9.31	—	41,849

Outstanding as of December 31, 2013	11,102,163	$12.40	5.2	$70,512

Vested and exercisable as of December 31, 2013 and expected to vest thereafter (Note a)	10,759,137	$12.11	5.2	$70,465
Vested and exercisable as of December 31, 2013	7,091,889	$8.82	3.0	$67,719
Weighted average grant date fair value of grants during the period	$19.35

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of December 31, 2013, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $23,363, which will be recognized over the weighted average remaining requisite vesting period of 3.9 years.

Share Issuances Subject to Restrictions

In connection with the acquisition of Axis Risk Consulting Services Private Limited in 2007, 143,453 common shares were issued to the sellers. Of the common shares that were issued, 94,610 common shares were

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

issued to sellers who became employees of the Company and are subject to restrictions on transfer linked to continued employment with the Company for a specified period. The Company has accounted for such shares as compensation for services.

A summary of the shares granted that are subject to restrictions and accounted for as compensation for services, or restricted shares, during the year ended December 31, 2011 is set out below:

	Year ended December 31, 2011
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	23,653	$14.04
Granted	—	—
Vested	(23,653)	14.04
Forfeited	—	—

Outstanding as of December 31, 2011	—	$—

Restricted Share Units

The Company has granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of six months to four years. The compensation expense is recognized on a straight-line basis over the vesting term.

A summary of RSUs granted during the years ended December 31, 2011, 2012 and 2013 is set out below:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2013
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2013	1,688,402	$13.74
Granted	91,623	19.52
Vested***	(683,522)	14.28
Forfeited	(224,731)	13.60

Outstanding as of December 31, 2013	871,772	$13.96

Expected to vest (Note a)	802,481

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
*	During the year ended December 31, 2011, 102,000 RSUs vested, the shares in respect of which were issued in January 2013 (100,800 shares, net of the minimum statutory withholding taxes).
**	Out of this, 717,448 RSUs were net settled upon vesting by issuing 506,473 shares (net of minimum tax withholding). Shares in respect of an additional 13,719 RSUs, reflecting an adjustment to 102,000 vested RSUs on account of the special cash dividend, were issued in January 2013 (13,557 shares, net of minimum statutory withholding taxes).
Additionally, as of December 31, 2012, 4,533 RSUs vested (including 533 RSUs reflecting an adjustment to 4,000 vested RSUs on account of the special cash dividend), the shares in respect of which were issued in April 2013 (2,059 shares, net of minimum statutory withholding taxes). 44,286 RSUs vested in the year ended December 31, 2012, the shares in respect of which were issuable on December 31, 2013 and issued in January 2014 after withholding shares to the extent of the minimum statutory withholding taxes.
***	Out of this, 622,465 RSUs were net settled upon vesting by issuing 424,201 shares (net of minimum tax withholding). 61,057 RSUs vested in the year ended December 31, 2013, the shares in respect of which are issuable on December 31, 2014 after withholding shares to the extent of the minimum statutory withholding taxes.

As of December 31, 2013, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $9,821, which will be recognized over the weighted average remaining requisite vesting period of 1.8 years.

Performance Units

The Company also grants stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan.

The Company granted PUs, each of which represents the right to receive a common share based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight-line basis over the vesting terms; and for awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

A summary of PU activity during the year ended December 31, 2011, 2012 and 2013 is set out below:

	Year ended December 31, 2011
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2011	895,333	$15.38	1,343,000
Granted	1,682,196	15.05	2,346,995
Vested*	(166,666)	14.19	(249,999)
Forfeited	(139,139)	16.21	(192,674)

Outstanding as of December 31, 2011	2,271,724	$15.17	3,247,322

Performance units expected to vest (Note a)	1,989,245

	Year ended December 31, 2012
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2012	2,271,724	$15.17	3,247,322
Granted	1,200,000	15.25	1,800,000
Vested**	(772,745)	13.28	(1,149,390)
Forfeited	(139,809)	15.56	(190,053)
Adjustment for Special Cash Dividend	482,341		694,718

Outstanding as of December 31, 2012	3,041,511	$13.26	4,402,597

Performance units expected to vest (Note a)	2,413,073

	Year ended December 31, 2013
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2013	3,041,511	$13.26	4,402,597
Granted	2,025,090	18.57	3,694,635
Vested***	(1,024,434)	12.03	(1,024,434)
Forfeited	(426,345)	15.19	(550,078)
Addition due to achievement of higher than target performance goals****	297,911	17.50
Reduction due to achievement of lower than maximum performance goals*****			(373,702)

Outstanding as of December 31, 2013	3,913,733	$16.44	6,149,018

Performance units expected to vest (Note a)	1,372,781

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
*	Vested PUs in the year ended December 31, 2011 and 2012 reflects 100% vesting. Actual vesting of PUs for the year ended December 31, 2011 took place at 128.9% of the target shares (214,880 shares) after the compensation committee’s certification of the achievement of the performance goals. Shares in respect of these PUs were issued in January 2013 (127,610 shares, net of minimum statutory withholding taxes).
**	28,901 vested PUs for the year ended December 31, 2012 represents the adjustment on account of the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

special cash dividend for the 214,880 vested PUs as of December 31, 2011. Shares in respect of these PUs were issued in January 2013.
**	The PUs granted in March 2010 (including the PUs issued as an adjustment on account of the special cash dividend) vested at 90.9% of the target shares (503,969 shares) after the compensation committee’s certification of the achievement of the performance goals for the performance period based on the Company’s audited consolidated financial statements. Shares in respect of these PUs were issued in March 2013 (334,922 shares) and April 2013 (4,679 shares), net of minimum statutory withholding taxes.
**	The PUs granted in August 2010 vested for the year ended December 31, 2012 at 122.2% of the target shares (231,029 shares) upon the compensation committee’s certification of achievement of the performance goals for the performance period based on the Company’s audited consolidated financial statements. The shares in respect of these PUs were issuable on December 31, 2013 and issued in January 2014 after withholding shares to the extent of the minimum statutory withholding taxes.
***	Vested PUs in the year ended December 31, 2013 reflects PUs at 100% vesting for PUs granted in March and June 2011. These grants are estimated to vest at 113.5% (1,033,539 shares) and 115.4% (130,891 shares) of the target shares, respectively. The shares in respect of these PUs will be issued as soon as practicable (after withholding shares to the extent of the minimum statutory withholding taxes) following the determination by the compensation committee of the achievement of the performance goals for the performance period.
****	Represents an additional award of 22.2% of the target shares on account of the achievement of higher than target performance for the PUs granted in March 2012.
*****	Represents a 27.8% reduction in the maximum shares eligible to vest as a result of the certification of the level of achievement of the performance goals for the PUs granted in March 2012.

Outstanding PUs as of December 31, 2013 includes 483,999, 1,250,807 and 657,000 awards granted in May 2011, March 2013 and May 2013, respectively, whose performance conditions are not expected to be fulfilled. The non-fulfillment of the performance conditions of these awards will be certified by the compensation committee following the determination of the performance goals achieved for the respective performance periods.

As of December 31, 2013, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $6,627, which will be recognized over the weighted average remaining requisite vesting period of 1 year.

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

For the August 2010 performance grant to the Company’s former CEO, who assumed the role of Non-Executive Vice-Chairman as of June 17, 2011, in addition to the modification made to the performance metrics from revenue and EBITDA growth to revenue and adjusted operating income growth, because the award vested based on annual performance targets whereas the awards to other employees vested based on average

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

performance over three years, the performance targets were revised to make them consistent with the performance unit grants to other employees in the first quarter of 2011.

	Original Performance Target		Modified Performance Target
Performance Level	Revenue Growth	EBITDA Growth	Revenue Growth	Adjusted Income from Operation growth
Outstanding	20.0%	20.0%	17.0%	16.0%
Target	15.0%	15.0%	12.5%	12.5%
Threshold	10.0%	10.0%	8.0%	7.0%

As of the date of the above modifications, an incremental compensation cost of $4,109 was determined and was to be recognized over a period of 21.5 months, from March 15, 2011 to December 31, 2012.

Under the 2007 Omnibus Plan, the definition of change of control includes the acquisition by any person, corporation or other entity or group other than GA, OH, GE or any of their affiliates of 25% or more of the voting securities of the Company. The purchase by Bain Capital of Company shares from GA and OH would have constituted a change of control under the 2007 Omnibus Plan resulting in (1) accelerated vesting of the PUs granted in August 2010 to the former CEO (who since assumed the role of Non-Executive Vice-Chairman) and the PUs granted to the Company’s Chief Executive Officer in June 2011 and March 2012, (2) “double-trigger” vesting of the outstanding PUs granted in March 2010 and March 2011 based on an abbreviated performance period ending with the close of the Company’s fiscal quarter coincident with or immediately preceding the effective date of the Change of Control in the event of a termination without cause in the twenty-four months following a change of control and (3) “double-trigger” vesting of the outstanding PUs granted in March 2012 based on target performance in the event of a termination without cause in the twenty-four months following a change of control. However, the Board of Directors determined that the Bain transaction was not the type of transaction intended to constitute a change of control and amended the 2007 Omnibus Plan to provide that the contemplated transaction among Bain Capital, GA and OH would not constitute a change of control thereunder. In addition, the CEO and Non-Executive Vice-Chairman waived any accelerated vesting of their PUs and the impacted employees consented to the amendment of the change of control definition. As a result of the foregoing, all PUs will continue to vest in accordance with their original terms.

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

18. Stock-based compensation (Continued)

base salary or $25 per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day in the subsequent May, August, November and February of each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the year ended December 31, 2011, 2012 and 2013, 49,192, 86,214 and 109,698 common shares, respectively, were issued under ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the years ended December 31, 2011, 2012 and 2013 was $90, $153 and $228, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

19. Capital stock

The Company’s authorized capital stock as of December 31, 2012 and 2013 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. Of the above, the Company had 225,480,172 and 231,262,576 common shares, and no preferred shares, issued and outstanding as of December 31, 2012 and 2013, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Capital stock (Continued)

Dividend

On August 30, 2012, the Company declared a special cash dividend of $2.24 per share, or approximately $501,620. The special cash dividend was paid on September 24, 2012 to stockholders of record as of the close of business on September 10, 2012. Further, in accordance with the terms of the Company’s stock-based compensation plans, in order to preserve the value of the stock-based awards outstanding as of the record date, the Company reduced the exercise price per share of each outstanding stock option award and increased the number of shares in relation to the outstanding stock-based awards as of the record date of the special cash dividend.

20. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per Share. Basic and diluted earnings per common share give effect to the change in the number of common shares of the Company. The calculation of basic earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, common shares to be issued under the employee stock purchase plan and performance units, have been included in the computation of diluted net earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 6,995,632, 3,525,625 and 2,616,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

	Year ended December 31,
	2011	2012	2013
Net income available to Genpact Limited common shareholders	$184,294	$178,216	$229,717
Weighted average number of common shares used in computing basic earnings per common share	221,567,502	223,696,567	229,348,411
Dilutive effect of stock-based awards	4,786,901	5,835,949	6,405,856

Weighted average number of common shares used in computing dilutive earnings per common share	226,354,403	229,532,516	235,754,267

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.83	$0.80	$1.00
Diluted	$0.81	$0.78	$0.97

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

21. Cost of revenue

Cost of revenue consists of the following:

	Year ended December 31,
	2011	2012	2013
Personnel expenses	$678,247	$795,525	$904,445
Operational expenses	274,824	313,432	367,213
Depreciation and amortization	51,828	48,809	47,913

	$1,004,899	$1,157,766	$1,319,571

22. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2011	2012	2013
Personnel expenses	$247,681	$314,587	$347,384
Operational expenses	101,702	133,173	128,982
Depreciation and amortization	8,576	8,851	8,444

	$357,959	$456,611	$484,810

23. Other operating (income) expense, net

	Year ended December 31,
	2011	2012	2013
Other operating (income) expense	$(3,959)	$(3,185)	$(3,259)
Provision for impairment of capital work in progress / property, plant and equipment	5,319	6,214	2,373
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	—	(3,013)	(4,670)

Other operating (income) expense, net	$1,360	$16	$(5,556)

24. Other income (expense), net

Other income (expense), net consists of the following:

	Year ended December 31,
	2011	2012	2013
Interest income	$15,136	$12,007	$15,736
Interest expense*	(9,213)	(28,121)	(38,876)
Provision (created) reversed for loss on divestures	—	(459)	(3,487)
Other income (expense)**	4,793	2,074	2,319

Other income (expense), net	$10,716	$(14,499)	$(24,308)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

24. Other income (expense), net (Continued)

*	Years ended December 31, 2012 and 2013 include $5,534 and $3,157, respectively, representing acceleration of the amortization of debt issuance costs relating to the prepayment and termination of the previous credit facility in August 2012 and the amendment of the new credit facility in June 2013, as described in Note 14.
**	Year ended December 31, 2012 includes $17,227, representing 2012 recapitalization expenses, net of reimbursement from GA and OH amounting to $17,000, as described in Note 1.

25. Income taxes

Income tax expense (benefit) for the years ended December 31, 2011, 2012 and 2013 is allocated as follows:

	Year ended December 31,
	2011	2012	2013
Income from continuing operations	$70,656	$78,419	$71,100
Other Comprehensive Income:
Unrealized gains (losses) on cash flow hedges	(61,878)	12,055	(13,542)
Retirement benefits	(796)	(643)	138

Total income tax expense (benefit)	$7,982	$89,831	$57,696

The components of income before income taxes from continuing operations are as follows:

	Year ended December 31,
	2011	2012	2013
Domestic (U.S.)	$(10,214)	$(11,631)	$8,199
Foreign (Non U.S.)	271,946	274,640	297,952

Income before income taxes	$261,732	$263,009	$306,151

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2011	2012	2013
Current taxes :
Domestic (U.S.)	$1,277	$3,070	$3,595
Foreign (Non-U.S.)	77,360	85,377	68,621

	$78,637	$88,447	$72,216

Deferred taxes :
Domestic (U.S.)	$(1,085)	$(7,273)	$6,141
Foreign (Non-U.S.)	(6,896)	(2,755)	(7,257)

	$(7,981)	(10,028)	(1,116)

Total income tax expense (benefit)	$70,656	$78,419	$71,100

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes, as a result of the following:

	Year ended December 31
	2011	2012	2013
Income before income tax expense	261,732	263,009	306,151
Statutory tax rates	35%	35%	35%
Computed expected income tax expense	91,606	92,053	107,153
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	(5,902)	1,331	(6,704)
Tax benefit from tax holiday	(22,757)	(25,554)	(39,785)
Non-deductible expenses	1,371	959	5,637
Effect of change in tax rates	617	635	(2,268)
Change in valuation allowance	1,248	12,548	1,088
Prior year tax expense (benefit)*	7	(7,490)	—
Other	4,466	3,937	5,979

Reported income tax expense (benefit)	70,656	78,419	71,100

*	During 2012, the Company filed an income tax return in a foreign jurisdiction that resulted in the recognition of a deferred tax asset for a capital loss arising from an earlier period that amounted to $7,490. It was not more likely than not that the capital loss would be realized. Therefore, a full valuation allowance was established to offset the recorded deferred tax asset.

A portion of the profits of the Company’s operations is exempt from income tax in India. The tax holiday under the STPI Scheme was available for a period of ten consecutive years beginning in the year in which the respective Indian undertaking commenced operations and expired completely as at March 31, 2011. One of the Company’s Indian subsidiaries has fifteen units eligible for tax holiday as a Special Economic Zone unit in respect of 100% of the export profits for a period of 5 years from commencement, 50% of such profits for the next 5 years (year 6 to year 10 from commencement) and 50% of the profits for an additional period of 5 years (year 11 to year 15 from commencement), subject to the satisfaction of certain capital investment requirements. The complete tax holiday for the current SEZ units will start expiring from March 31, 2022 and will fully expire by March 31, 2028.

The basic earnings per share effect of the tax holiday is $0.10, $0.11 and $0.17, respectively, for the years ended December 31, 2011, 2012 and 2013. The diluted earnings per share effect of the tax holiday is $0.10, $0.11 and $0.17, respectively, for the years ended December 31, 2011, 2012 and 2013.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The components of the deferred tax balances as of December 31, 2012 and 2013 are as follows:

	As of December 31,
	2012	2013
Deferred tax assets
Net operating loss carryforwards	64,334	74,259
Accrued liabilities and other expenses	16,186	17,738
Provision for doubtful debts	3,606	6,199
Property, plant and equipment	4,519	5,110
Unrealized losses on cash flow hedges, net	59,133	74,030
Unrealized losses on foreign currency balance, net	1,464	496
Share-based compensation	22,246	19,673
Retirement benefits	4,558	2,718
Deferred revenue	43,897	38,051
Other	13,509	19,443

	233,452	257,717
Less: Valuation allowance	(23,922)	(24,654)

Total deferred tax assets	209,530	233,063

Deferred tax liabilities
Intangible assets	36,219	29,102
Property, plant and equipment	4,391	4,128
Deferred cost	25,671	22,490
Investments in foreign subsidiaries not permanently reinvested	6,150	24,948
Other	3,833	7,530
Total deferred tax liabilities	76,264	88,198

Net deferred tax Asset	133,266	144,865

	As of December 31,
Classsified as	2012	2013
Deferred tax assets
Current	$48,489	$60,638
Non-current	$91,383	$89,305
Deferred tax liabilities
Current	$538	$614
Non-current	$6,068	$4,464

	$133,266	$144,865

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The change in the total valuation allowance for deferred tax assets as of December 31, 2011, 2012 and 2013 is as follows:

	Year ended December 31
	2011	2012	2013
Opening valuation allowance	$4,605	$11,542	$23,922
Reduction during the year	(1,319)	(364)	(2,643)
Addition during the year	8,256	12,744	3,375

Closing valuation allowance	$11,542	$23,922	$24,654

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax asset governed by the tax code. Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

As of December 31, 2013, the deferred tax assets related to net operating loss carry-forwards amounted to $74,259. Net operating losses of subsidiaries in Hungary, the UK, Hong Kong, Australia, Singapore, South Africa, Colombia, Brazil and Luxembourg amounting to $139,032 can be carried forward for an indefinite period. The remaining tax loss carry-forwards expire as set forth in the below table:

	US - Federal	Europe	Others
Year ending December 31,
2016	$—	$—	$2,191
2017	—	—	4,318
2018	—	1,346	1,158
2019	—	—	1,121
2020	—	—	200
2021	—	444	5,852
2022	—	1,595	2,643
2023	—	—	5,285
2027	—	372	—
2028	—	1,429	—
2029	—	1,147	—
2030	—	330	—
2031	112,719	875	—

	$112,719	$7,538	$22,768

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

Of the total U.S. federal net operating loss carry-forwards of approximately $112,719, $24,425 relates to excess tax deductions resulting from share-based compensation as of December 31, 2013. No federal deferred tax benefit has been recognized for this deduction. If and when recognized, the tax benefit associated with this excess deduction will be credited to additional paid-in capital.

As of December 31, 2013, the Company had additional deferred tax assets on U.S. state and local tax loss carry-forwards amounting to $7,815 with varying expiration periods that begin to expire in 2016 through 2031.

As of December 31, 2013, the company has a total AMT credit of $10,844, out of which $8,214 will expire in 2024 and the balance of which can be carried forward for an indefinite period.

Undistributed earnings of the Company’s foreign (non-Bermuda) subsidiaries amounted to approximately $359,980 as of December 31, 2013. The Company plans to indefinitely reinvest these undistributed earnings of foreign subsidiaries, except for those earnings for which a deferred tax liability was accrued or which can be repatriated in a tax-free manner. Accordingly, with limited exceptions, the Company does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

As of December 31, 2013, $420,703 of the $571,276 of cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. We intend to either permanently reinvest $395,703 of the cash held by our foreign subsidiaries or expect to be able to repatriate it in a tax-free manner. We have accrued taxes on the remaining cash of $25,000 held by our foreign subsidiaries. The amount of cash that can be repatriated in a tax-free manner is not ascertainable.

The following table summarizes the activities related to our unrecognized tax benefits for uncertain tax positions from January 1 to December 31 for 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Opening balance at January 1	20,016	23,712	21,024
Increase related to prior year tax positions, including recorded in acquisition accounting	2,997	1,864	1,685
Decrease related to prior year tax positions	(175)	(3,144)	(1,952)
Increase related to current year tax positions, including recorded in acquisition accounting	2,765	1,514	2,905
Decrease related to settlements with tax authorities	—	(2,492)
Effect of exchange rate changes	(1,891)	(430)	(1,830)

Closing balance at December 31	23,712	21,024	21,832

As of December 31, 2011, 2012 and 2013, the Company had unrecognized tax benefits amounting to $23,551, $20,871 and $20,901, respectively, which, if recognized, would impact the effective tax rate.

As of December 31, 2011, 2012 and 2013, the Company has accrued approximately $2,536, $3,423 and $3,373, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2011, 2012 and 2013, the Company recognized approximately $516, $887 and $(50), respectively, in interest expense. As of December 31, 2013, the company has accrued $350 for penalties. No penalties were accrued as of December 31, 2011 and 2012.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

In the next twelve months and for all tax years that remain open to examinations by U.S. federal and various state, local, and non-U.S. tax authorities, the Company estimates that it is reasonably possible that the total amount of its unrecognized tax benefits will vary. However, the Company does not expect significant changes within the next twelve months other than depending on the progress of tax matters or examinations with various tax authorities, which are difficult to predict.

With exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2009. The Company’s subsidiaries in India and China are open to examination by the relevant taxing authorities for tax years beginning on or after April 1, 2009, and January 1, 2000, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

26. Segment reporting

The Company manages various types of business process and information technology services in an integrated manner for clients in various industries and geographic locations. The Company’s operations are located in 24 countries. The Company’s Chief Executive Officer, who has been identified as the Chief Operation Decision Maker (CODM), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenue and adjusted operating income by identified business units. The identified business units are organized for operational reasons and represent either services-based, customer-based, industry-based or geography-based units. There is significant overlap between the manners in which the business units are organized. Additionally, the composition and organization of the business units is fluid and the structure changes regularly in response to growth of the overall business, acquisitions and changes in the reporting structure, clients, services, industries served, and delivery centers.

Based on an overall evaluation of all facts and circumstances and after combining operating segments with similar economic characteristics that comply with other aggregation criteria specified in the FASB guidance on Segment Reporting, the Company has determined that it operates as a single reportable segment.

Net revenues for different types of services provided are as follows:

	Year ended December 31,
	2011	2012	2013
Business Process Management (including Smart Decision Services)	$1,260,674	$1,456,171	$1,608,224
Information Technology Services	339,762	445,800	523,773

Total net revenues	$1,600,436	$1,901,971	$2,131,997

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

26. Segment reporting (Continued)

Revenues from customers based on the industry serviced are as follows:

	Year ended December 31,
	2011	2012	2013
Banking, Financial Services and Insurance	$669,182	$796,655	$888,916
Manufacturing including Pharmaceuticals and Medical Equipment Manufacturing	548,637	640,553	711,184
Technology, Healthcare and Other Services	382,617	464,763	531,897

Total net revenues	$1,600,436	$1,901,971	$2,131,997

Net revenues from geographic areas based on the location of service delivery units are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2011	2012	2013
India	$1,111,218	$1,197,400	$1,328,201
Asia, other than India	184,164	208,149	224,657
North and Latin America	165,907	306,260	359,774
Europe	139,147	190,162	219,365

Total net revenues	$1,600,436	$1,901,971	$2,131,997

Revenues from GE comprised 30%, 26% and 23% of the consolidated total net revenues in 2011, 2012 and 2013, respectively. No other customer accounted for 10% or more of the consolidated total net revenue during these periods.

Property, plant and equipment, net by geographic areas are as follows:

	As of December 31,
	2012	2013
India	$130,503	$112,971
Asia, other than India	17,481	15,199
North and Latin America	41,400	35,391
Europe	10,978	9,643

Total	$200,362	$173,204

27. Related party transactions

The Company has entered into related party transactions with GE and companies in which GE has a majority ownership interest or over which it exerts significant influence (collectively referred to as “GE” herein). During the year ended December 31, 2012, GE’s ownership of Company common shares decreased to less than 5.0% of the outstanding shares and it ceased to be a related party; accordingly, revenue from GE is no longer presented as related party revenue. Related party transactions during the year ended December 31, 2012

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

27. Related party transactions (Continued)

included transactions with a client who had a significant interest in the Company. During the year ended December 31, 2012, such interest decreased to less than 5% of the Company’s outstanding shares and such client is no longer a related party. The Company has also entered into related party transactions with its non-consolidating affiliates and a client in which one of the Company’s directors has a controlling interest. During the year ended December 31, 2013, the Company acquired the remaining equity interest in one of its non-consolidating affiliates, which is now a wholly-owned subsidiary, as described in note 3A(b). The Company has also entered into related party transactions with affiliates of a significant shareholder of the Company.

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the years ended December 31, 2011, the Company recognized net revenues from GE of $483,769, representing 30% of the consolidated total net revenues.

For the year ended December 31, 2011 and 2012, the Company recognized net revenues of $359 and $145, respectively, from a customer in which one of the Company’s directors has a controlling interest.

For the years ended December 31, 2011 and 2012, the Company recognized net revenues of $336 and $405, respectively, from a customer which has a significant interest in the Company.

For the year ended December 31, 2013, the Company recognized net revenues of $938, from clients who are affiliates of a significant shareholder of the Company.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included in cost of revenue. For the years ended December 31, 2011, 2012 and 2013, cost of revenue includes an amount of $1,603, $2,458 and $2,140, respectively.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included in selling, general and administrative expenses. For the years ended December 31, 2011, 2012 and 2013, selling, general and administrative expenses includes an amount of $259, $532 and $505, respectively.

Other operating (income) expense, net

The Company provides certain shared services such as facility, recruitment, training, and communication to GE. Recovery for such services has been included as other operating income in the consolidated statements of income. For the year ended December 31, 2011, income from these services was ($2,142).

Interest expense

The Company incurred interest expense on finance lease obligations from GE. For the year ended December 31, 2011, interest expense relating to such debt amounted to $324.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

27. Related party transactions (Continued)

Investment in equity affiliates

During the years ended December 31, 2011, 2012 and 2013, the Company made investments of $0, $205 and $0, respectively, in its non-consolidating affiliates. Further, in the third quarter of 2011 and first quarter of 2013, the Company acquired the balance of the outstanding interest in its non-consolidating affiliates, HPP and NGEN, respectively, for contingent consideration amounting to $0 and $158, respectively, which resulted in such affiliates becoming wholly-owned subsidiaries. The results of operations and the fair value of the assets and liabilities of such wholly-owned subsidiaries are included in the Company’s Consolidated Financial Statements from the dates of acquisition.

As of December 31, 2012 and 2013, the Company’s investment in non-consolidating affiliates amounted to $416 and $384, respectively.

28. Commitments and contingencies

Capital commitments

As of December 31, 2012 and 2013, the Company has committed to spend $3,965 and $4,491, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank Guarantees

The Company has outstanding bank guarantees amounting to $13,381 and $11,086 as of December 31, 2012 and 2013, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

29. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Total net revenues	$503,848	$534,804	$534,886	$558,459	$2,131,997
Gross profit	$192,122	$202,090	$205,597	$212,617	$812,426
Income from operations	$73,949	$77,988	$85,957	$71,633	$309,527
Income before Equity method investment activity, net and income tax expense	$65,456	$84,633	$93,320	$62,573	$305,982
Net Income	$48,252	$65,462	$71,431	$49,906	$235,051
Net income attributable to noncontrolling interest	$1,515	$1,586	$1,169	$1,064	$5,334
Net income attributable to Genpact Limited common shareholders	$46,737	$63,876	$70,262	$48,842	$229,717
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.21	$0.28	$0.31	$0.20	$1.00
Diluted	$0.20	$0.27	$0.30	$0.21	$0.97
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	227,227,226	229,237,503	230,057,508	230,871,408	229,348,411
Diluted	233,620,751	235,329,303	236,336,924	237,730,091	235,754,267

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

29. Quarterly financial data (unaudited) (Continued)

	Three months ended				Year ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Total net revenues	$435,479	$467,631	$491,157	$507,704	$1,901,971
Gross profit	$170,014	$182,409	$193,904	$197,878	$744,205
Income from operations	$60,431	$63,167	$69,952	$70,795	$264,345
Income before Equity method investment activity, net and income tax expense	$56,636	$84,445	$41,800	$80,111	$262,992
Net Income	$40,256	$62,799	$26,611	$54,924	$184,590
Net income attributable to noncontrolling interest	$1,716	$1,699	$1,436	$1,523	$6,374
Net income attributable to Genpact Limited common shareholders	$38,540	$61,100	$25,175	$53,401	$178,216
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.17	$0.27	$0.11	$0.24	$0.80
Diluted	$0.17	$0.27	$0.11	$0.23	$0.78
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	222,810,236	223,182,251	223,876,035	224,917,746	223,696,567
Diluted	227,472,915	227,880,427	230,195,834	232,580,888	229,532,516

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
President and Chief Executive Officer

Date: February 28, 2014

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

Signature	Title	Date

/s/ N.V. TYAGARAJAN N.V. Tyagarajan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ MOHIT BHATIA Mohit Bhatia	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ ROBERT G. SCOTT Robert G. Scott	Director	February 28, 2014

/s/ AMIT CHANDRA Amit Chandra	Director	February 28, 2014

/s/ LAURA CONIGLIARO Laura Conigliaro	Director	February 28, 2014

/s/ DAVID HUMPHREY David Humphrey	Director	February 28, 2014

/s/ JAGDISH KHATTAR Jagdish Khattar	Director	February 28, 2014

/s/ JAMES C. MADDEN James C. Madden	Director	February 28, 2014

/s/ ALEX MANDL Alex Mandl	Director	February 28, 2014

Signature	Title	Date

/s/ MARK NUNNELLY Mark Nunnelly	Director	February 28, 2014

/s/ MARK VERDI Mark Verdi	Director	February 28, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

4.1	Form of specimen certificate for the Registrant’s common shares (incorporated by reference to Exhibit 4.1 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Gecis Global Holdings 2005 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.2	Genpact Global Holdings 2006 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.3	Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.4	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.5	Reorganization Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global (Lux) S.à.r.l., Genpact Global Holdings SICAR S.à.r.l. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.6	Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.7	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1(File No. 333-142875) filed with the SEC on August 1, 2007).†

10.8	U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on Schedule 14A with the SEC on April 3, 2008).†

10.9	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).†

10.10	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 15, 2010).†

10.11	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 21, 2011).†

E-1

Exhibit Number	Description
10.12	Form of RSU Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 31, 2011).†

10.13	Form of Amended and Restated Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 15, 2011).†

10.14	Agreement and Plan of Merger dated April 5, 2011 among Genpact International, Inc., Hawk International Corporation, Headstrong Corporation, WCAS Hawk Corp. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2011).

10.15	Employment Agreement by and between the Registrant and N.V. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 17, 2011).†

10.16	Master Services Agreement dated October 10, 2009 between Genpact India and Carnation Auto India Pvt. Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2011).

10.17	Employment Agreement by and between Genpact LLC and Patrick Cogny, dated August 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 10, 2011).†

10.18	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2012).†

10.19	Performance Share Award Agreement with N.V. Tyagarajan, dated March 6, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2012).†

10.20	Letter Agreement dated August 1, 2012 between the Registrant and South Asia Private Investments (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.21	Letter Agreement dated August 1, 2012 by and among the Registrant and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.22	Shareholder Agreement dated August 1, 2012 by and among the Registrant and South Asia Private Investments (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.23	First Amendment to the Genpact Limited 2007 Omnibus Incentive Compensation Plan (as Amended and Restated April 11, 2012), effective as of August 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.24	First Amendment to the Genpact Limited International Employee Stock Purchase Plan and U.S. Employee Stock Purchase Plan, effective as of August 1, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.25	Letter Agreement by and between the Registrant and N.V. Tyagarajan, dated August 2, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).†

E-2

Exhibit Number	Description
10.26	Credit Agreement dated as of August 30, 2012 by and among the Registrant, Genpact International, Inc., Headstrong Corporation, Genpact Global Holdings (Bermuda) Limited, Morgan Stanley Senior Funding, Inc., as administrative agent, swingline lender and a term lender, Morgan Stanley Bank, N.A., as issuing bank and a revolving lender, Citigroup Global Markets Inc., as syndication agent and documentation agent, the other joint lead arrangers and joint bookrunning managers identified therein and the other lenders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 30, 2012).

10.27	Amended and Restated Shareholder Agreement, dated as of October 25, 2012, by and among the Registrant, Glory Investments A Limited, Glory Investments B Limited, Glory Investments IV Limited, Glory Investments IV-B Limited, RGIP, LLC, Twickenham Investment Private Limited and Glory Investments TA IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on October 25, 2012).

10.28	Amendment No. 1, dated as of June 14, 2013, to the Credit Agreement, dated as of August 30, 2012, by and among the Registrant, Genpact International, Inc., Headstrong Corporation, Genpact Global Holdings (Bermuda) Limited, the other subsidiaries of the Registrant party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and swingline lender, Morgan Stanley Bank, N.A., as issuing bank, and the joint lead arrangers and joint bookrunning managers identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 14, 2013).

10.29	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2013).†

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG.*

24.1	Powers of Attorney (included on the signature pages of this report).*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2012 and December 31, 2013, (iii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2011, December 31, 2012 and December 31, 2013, (iv) Consolidated Statement of Equity for the years ended December 31, 2011, December 31, 2012 and December 31, 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2012 and December 31, 2013, and (vi) Notes to Consolidated Financial Statements.

E-3