Form 10-Q
period 2014-03-31
Genpact LTD
filed 2014-05-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2014

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of May 2, 2014 was 216,078,754.

i

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2013	As of March 31, 2014
Assets
Current assets
Cash and cash equivalents	4	$571,276	$567,266
Accounts receivable, net	5	504,714	513,145
Accounts receivable from related party, net	5, 20	403	71
Deferred tax assets	19	60,638	52,564
Prepaid expenses and other current assets		139,113	170,434

Total current assets		$1,276,144	$1,303,480

Property, plant and equipment, net	8	173,204	170,308
Deferred tax assets	19	89,305	76,048
Investment in equity affiliates		384	418
Intangible assets, net	9	99,116	97,326
Goodwill	9	953,849	964,088
Other assets		97,365	91,898

Total assets		$2,689,367	$2,703,566

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2013	As of March 31, 2014
Liabilities and equity
Current liabilities
Current portion of long-term debt	11	$4,263	$4,269
Current portion of capital lease obligations		1,405	1,475
Accounts payable		18,412	18,447
Income taxes payable	19	15,007	22,267
Deferred tax liabilities	19	614	561
Accrued expenses and other current liabilities		421,992	378,416

Total current liabilities		$461,693	$425,435
Long-term debt, less current portion	11	653,601	652,523
Capital lease obligations, less current portion		2,657	2,752
Deferred tax liabilities	19	4,464	4,421
Other liabilities		242,884	189,343

Total liabilities		$1,365,299	$1,274,474

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—

Common shares, $0.01 par value, 500,000,000 authorized, 231,262,576 and 233,347,651 issued and outstanding as of December 31, 2013 and March 31, 2014, respectively		2,310	2,331
Additional paid-in capital		1,268,344	1,266,733
Retained earnings		511,699	562,312
Accumulated other comprehensive income (loss)		(459,614)	(402,949)

Genpact Limited shareholders’ equity		$1,322,739	$1,428,427
Noncontrolling interest		1,329	665

Total equity		$1,324,068	$1,429,092
Commitments and contingencies	21

Total liabilities and equity		$2,689,367	$2,703,566

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2013	2014
Net revenues
Net revenues from services – others		$503,657	$528,119
Net revenues from services – related party	20	191	71

Total net revenues		503,848	528,190

Cost of revenue
Services	15, 20	311,726	324,289

Total cost of revenue		311,726	324,289

Gross profit		$192,122	$203,901
Operating expenses:
Selling, general and administrative expenses	16, 20	113,224	122,498
Amortization of acquired intangible assets	9	5,551	6,018
Other operating (income) expense, net	17	(602)	(1,862)

Income from operations		$73,949	$77,247
Foreign exchange (gains) losses, net		3,382	3,593
Other income (expense), net	18	(5,111)	(6,533)

Income before equity-method investment activity, net and income tax expense		$65,456	$67,121
Equity-method investment activity, net		(44)	(20)

Income before income tax expense		$65,500	$67,141
Income tax expense	19	17,248	16,288

Net income		$48,252	$50,853
Net income attributable to noncontrolling interest		1,515	240

Net income attributable to Genpact Limited shareholders		$46,737	$50,613

Net income available to Genpact Limited common shareholders	14	$46,737	$50,613
Earnings per common share attributable to Genpact Limited common shareholders	14
Basic		$0.21	$0.22
Diluted		$0.20	$0.21
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		227,227,226	232,093,917
Diluted		233,620,751	237,275,651

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013		2014
	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest
Net Income	46,737	1,515	50,613	240
Other comprehensive income:
Currency translation adjustments	1,833	(13)	18,593	(5)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	19,530	—	37,992	—
Retirement benefits, net of taxes	—	—	80	—

Other comprehensive income (loss)	21,363	(13)	56,665	(5)

Comprehensive income (loss)	68,100	1,502	107,278	235

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares				Accumulated
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
Balance as of January 1, 2013	225,480,172	$2,253	$1,202,448	$281,982	$(318,272)	$3,370	$1,171,781
Issuance of common shares on exercise of options (Note 13)	1,911,004	19	15,801	—	—	—	15,820
Issuance of common shares under the employee stock purchase plan (Note 13)	23,575	—	373	—	—	—	373
Net settlement on vesting of restricted share units (Note 13)	122,413	1	(864)	—	—	—	(863)
Net settlement on vesting of performance units (Note 13)	491,433	5	(2,278)	—	—	—	(2,273)
Disposition of noncontrolling interest	—	—	—	—	—	(1,055)	(1,055)
Distribution to noncontrolling interest	—	—	—	—	—	(1,816)	(1,816)
Stock-based compensation expense (Note 13)	—	—	6,526		—	—	6,526
Comprehensive income:
Net income	—	—	—	46,737	—	1,515	48,252
Other comprehensive income	—	—	—	—	21,363	(13)	21,350

Balance as of March 31, 2013	228,028,597	$2,278	$1,222,006	$328,719	$(296,909)	$2,001	$1,258,095

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares				Accumulated
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
Balance as of January 1, 2014	231,262,576	$2,310	$1,268,344	$511,699	$(459,614)	$1,329	$1,324,068
Net settlement on issuance of common shares on exercise of options (Note 13)	1,081,905	11	(610)	—	—	—	(599)
Issuance of common shares under the employee stock purchase plan (Note 13)	40,534	—	608	—	—	—	608
Net settlement on vesting of restricted share units (Note 13)	49,129	1	(73)	—	—	—	(72)
Net settlement on vesting of performance units (Note 13)	913,507	9	(6,509)	—	—	—	(6,500)
Distribution to noncontrolling interest	—	—	—	—	—	(899)	(899)
Stock-based compensation expense (Note 13)	—	—	4,973	—	—	—	4,973
Comprehensive income:
Net income	—	—	—	50,613	—	240	50,853
Other comprehensive income	—	—	—	—	56,665	(5)	56,660

Balance as of March 31, 2014	233,347,651	$2,331	$1,266,733	$562,312	$(402,949)	$665	$1,429,092

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2014
Operating activities
Net income attributable to Genpact Limited shareholders	$46,737	$50,613
Net income attributable to noncontrolling interest	1,515	240
Net income	$48,252	$50,853
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	13,579	12,341
Amortization of debt issue costs (including loss on extinguishment of debt)	596	801
Amortization of acquired intangible assets	5,551	6,018
Reserve for doubtful receivables	3,450	197
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(733)	3,295
Equity-method investment activity, net	(44)	(20)
Stock-based compensation expense	6,526	4,973
Deferred income taxes	254	123
Others, net	52	741
Change in operating assets and liabilities:
Increase in accounts receivable	(8,582)	(7,901)
Increase in other assets	(7,301)	(16,968)
Increase (Decrease) in accounts payable	(1,782)	124
Decrease in accrued expenses and other current liabilities	(42,953)	(34,779)
Increase in income taxes payable	3,426	7,194
Increase (Decrease) in other liabilities	11,257	(12,751)

Net cash provided by operating activities	$31,548	$14,241

Investing activities
Purchase of property, plant and equipment	(14,623)	(14,530)
Proceeds from sale of property, plant and equipment	135	103
Short term deposits placed	(18,675)	—
Redemption of short term deposits	18,675	—
Payment for business acquisitions, net of cash acquired	(46,134)	—
Proceeds from divestiture of business, net of cash divested	(1,049)	—

Net cash used for investing activities	$(61,671)	$(14,427)

Financing activities
Repayment of capital lease obligations	(461)	(502)
Repayment of long-term debt	(1,687)	(1,687)
Proceeds from short-term borrowings	35,000	—
Proceeds from issuance of common shares under stock-based compensation plans	16,060	6,061
Payment for net settlement of stock-based awards	(3,136)	(8,099)
Payment of earn-out consideration	(85)	—
Distribution to noncontrolling interest	(1,816)	(899)

Net cash provided by (used for) financing activities	$43,875	$(5,126)

Effect of exchange rate changes	1,593	1,302
Net increase (decrease) in cash and cash equivalents	13,752	(5,312)
Cash and cash equivalents at the beginning of the period	459,228	571,276

Cash and cash equivalents at the end of the period	$474,573	$567,266

Supplementary information
Cash paid during the period for interest	$8,016	$6,143
Cash paid during the period for income taxes	$25,363	$21,907
Property, plant and equipment acquired under capital lease obligation	$787	$534

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

Nature of Operations

The Company is a global leader in transforming and running business processes and operations, including those that are complex and industry-specific. The Company’s mission is to help clients become more competitive by making their enterprises more intelligent through becoming more adaptive, innovative, globally effective and connected to their own clients. Genpact stands for Generating Impact – visible in better management of risk, regulations, costs and growth for hundreds of long-term clients, including more than 100 of the Fortune Global 500. The Company’s approach is distinctive – it offers an unbiased, agile combination of smarter processes, crystallized in its Smart Enterprise Processes (SEPSM) proprietary framework, along with analytics and technology, which limits upfront investments and enhances future adaptability. The Company has 64,000+ employees in 24 countries with key management and corporate offices in New York City. Behind the Company’s single-minded passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 15 years.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (“GE”). On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization”, GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders each sold 17,647,059 shares. On March 24, 2010, the Company completed a secondary offering of its common shares pursuant to which GE’s shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder, although it continued to be a related party. During the year ended December 31, 2012, GE’s shareholding subsequently declined to less than 5.0%, as a result of which GE is no longer considered a related party.

On December 14, 2012, a secondary offering of the Company’s common shares by General Atlantic (“GA”) and Oak Hill Capital Partners (“OH”) was completed. Upon the completion of the secondary offering, GA and OH each owned approximately 2.4% of the Company’s common shares outstanding, and they ceased to be significant shareholders and related parties.

2012 Recapitalization

On August 1, 2012, affiliates of GA and OH entered into an agreement to sell 67,750,678 common shares of the Company to Glory Investments A Limited, formerly known as South Asia Private Investments, an affiliate of Bain Capital Investors, LLC (“Bain Capital”). On October 25, 2012, Bain Capital and its affiliated assignees, along with two additional co-investors (RGIP, LLC, an investor in certain investment funds which are affiliated with Bain Capital, and Twickenham Investment Private Limited, an affiliate of the Government of Singapore Investment Corporation Private Limited), completed the purchase of the Company common shares covered by the share purchase agreement.

On August 30, 2012, the Company terminated its previous credit facility of $380,000 and entered into a new credit facility of $925,000. Net proceeds from the credit facility along with cash on hand were partially used to fund the payment of a special cash dividend in the amount of $2.24 per share, or $501,620 in aggregate, which was declared by the Company’s board of directors on August 30, 2012, and paid on September 24, 2012 to holders of record as of September 10, 2012. The share purchase transaction described above, the entry into a new credit facility and the payment of the special cash dividend are referred to collectively as the “2012 Recapitalization.”

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 28% and 24% of receivables as of December 31, 2013 and March 31, 2014, respectively. GE accounted for 23% and 21% of revenues for the three months ended March 31, 2013 and 2014, respectively.

(e) Recently adopted accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for impact on the Company’s consolidated financial statements.

The following recently released accounting standards have been adopted by the Company. Adoption of these standards did not have a material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures:

•	Effective January 1, 2014, the Company adopted FASB ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

•	Effective January 1, 2014, the Company adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Earn-out consideration and deferred consideration

The Company acquired High Performance Partners, LLC (“HPP”), Empower Research, LLC (“Empower”), Triumph Engineering, Corp. and Triumph On-Demand, Inc. (“the Triumph Companies”), and Atyati Technologies Private Limited on August 24, 2011, October 3, 2011, August 17, 2012 and September 4, 2012, respectively. The terms of the acquisition agreements for these business acquisitions provided for payment of additional earn-out consideration if certain future events or conditions are met. These earn-outs were recorded as liabilities based on their fair values as of the acquisition dates. The Company evaluates the fair value of earn-out consideration for the respective acquisitions for changes at each reporting period. As of March 31, 2014, the Company re-measured the fair value of such earn-out consideration with corresponding changes in “Other operating (income) expense, net” in the Consolidated Statements of Income as follows:

	Three months ended March 31,
	2013	2014
Decrease in fair value of earn-out consideration for Triumph Companies	$(214)	$(877)
Decrease in fair value of earn-out consideration for HPP	—	(765)
Increase in fair value of earn-out consideration for Empower	267	—

	$53	$(1,642)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2013 and March 31, 2014 comprise:

	As of December 31, 2013	As of March 31, 2014
Deposits with banks	$123,545	$142,179
Other cash and bank balances	447,731	425,087

Total	$571,276	$567,266

Cash and cash equivalents as of December 31, 2013 and March 31, 2014 include restricted cash balances of $861 and $777, respectively. Restrictions primarily consist of margin balances against bank guarantees and deposits for foreign currency advances on which the bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the reserve for doubtful receivables recorded by the Company:

	As of December 31, 2013	As of March 31, 2014
Opening Balance as of January 1	$9,073	$16,560
Additions charged to cost and expense	11,420	197
Deductions	(3,933)	(1,012)

Closing Balance	$16,560	$15,745

Accounts receivable were $521,677 and $528,961 and the reserves for doubtful receivables were $16,560 and $15,745, resulting in net accounts receivable balances of $505,117 and $513,216 as of December 31, 2013 and March 31, 2014, respectively. In addition, accounts receivable due after one year of $15,844 and $12,802 as of December 31, 2013 and March 31, 2014, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $403 and $71 as of December 31, 2013 and March 31, 2014, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2013 and March 31, 2014:

	As of December 31, 2013
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$7,963	$—	$7,963	$—

Total	$7,963	$—	$7,963	$—

Liabilities
Derivative instruments (Note b)	$213,941	$—	$213,941	$—

Total	$213,941	$—	$213,941	$—

	As of March 31, 2014
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$15,139	$—	$15,139	$—

Total	$15,139	$—	$15,139	$—

Liabilities
Derivative instruments (Note b)	$161,451	$—	$161,451	$—

Total	$161,451	$—	$161,451	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The Company values its derivative instruments based on market observable inputs including both forward and spot prices for respective currencies. The quotes are taken from an independent market database.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

        The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks or other financial institutions, and the Company considers the risk of non-performance by the counterparties not to be material. The forward foreign exchange contracts mature between zero and fifty-seven months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2013	As of March 31, 2014	As of December 31, 2013	As of March 31, 2014
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,143,000	$1,327,000	$(203,822)	$(136,286)
United States Dollars (sell) Mexican Peso (buy)	9,000	15,360	(268)	(148)
United States Dollars (sell) Philippines Peso (buy)	52,200	83,800	(2,357)	(2,751)
Euro (sell) United States Dollars (buy)	43,779	57,313	(2,434)	(1,765)
Euro (sell) Hungarian Forints (buy)	4,121	3,102	131	(2)
Euro (sell) Romanian Leu (buy)	61,977	58,241	1,751	1,725
Japanese Yen (sell) Chinese Renminbi (buy)	30,731	64,639	1,970	(1,421)
Pound Sterling (sell) United States Dollars (buy)	94,338	126,462	(4,312)	(4,402)
Australian Dollars (sell) United States Dollars (buy)	85,156	125,351	3,363	(1,262)

			$(205,978)	$(146,312)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.
(b)	Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2013	As of March 31, 2014	As of December 31, 2013	As of March 31, 2014
Assets
Prepaid expenses and other current assets	$6,098	$11,080	$—	$2
Other assets	$1,865	$4,057	$—	$—

Liabilities
Accrued expenses and other current liabilities	$83,667	$70,385	$26	$—
Other liabilities	$130,248	$91,066	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended March 31,
	2013			2014
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance as of January 1	$(163,756)	$59,070	$(104,686)	$(205,952)	$72,612	$(133,340)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(7,240)	2,920	(4,320)	(12,400)	4,356	(8,044)
Changes in fair value of effective portion of outstanding derivatives, net	22,299	(7,089)	15,210	47,238	(17,290)	29,948

Gain (loss) on cash flow hedging derivatives, net	29,539	(10,009)	19,530	59,638	(21,646)	37,992

Closing balance as of March 31	$(134,217)	$49,061	$(85,156)	$(146,314)	$50,966	$(95,348)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)		Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2013	2014		2013	2014		2013	2014
Forward foreign exchange contracts	$22,299	$47,238	Revenue	$981	$(670)	Foreign exchange (gains) losses, net	$—	$—
			Cost of revenue	(6,609)	(9,398)
			Selling, general and administrative expenses	(1,612)	(2,332)

	$22,299	$47,238		$(7,240)	$(12,400)		$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Three months ended March 31,
		2013	2014
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(4,001)	$(27)

		$(4,001)	$(27)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2013	As of March 31, 2014
Property, plant and equipment, gross	$502,893	$516,913
Less: Accumulated depreciation and amortization	(329,689)	(346,605)

Property, plant and equipment, net	$173,204	$170,308

Depreciation expense on property, plant and equipment for the three months ended March 31, 2013 and 2014 was $11,433 and $10,748, respectively. The amount of computer software amortization for the three months ended March 31, 2013 and 2014 was $2,557 and $2,156, respectively.

The depreciation and amortization expense set forth above includes the effect of reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $411 and $563 for the three months ended March 31, 2013 and 2014, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2013 and three months ended March 31, 2014:

	As of December 31, 2013	As of March 31, 2014
Opening balance	$956,064	$953,849
Goodwill relating to acquisitions consummated during the period	37,918	—
Goodwill relating to divestitures consummated during the period	(3,450)	—
Impact of measurement period adjustments	(362)	—
Effect of exchange rate fluctuations	(36,321)	10,239

Closing balance	$953,849	$964,088

The total amount of goodwill deductible for tax purposes is $38,512 and $37,763 as of December 31, 2013 and March 31, 2014, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2013			As of March 31, 2014
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$288,983	$213,878	$75,105	$288,111	$217,887	$70,224
Marketing-related intangible assets	37,919	20,545	17,374	38,078	21,478	16,600
Contract-related intangible assets	1,121	1,121	—	1,156	1,156	—
Other intangible assets	9,124	2,487	6,637	13,177	2,675	10,502

	$337,147	$238,031	$99,116	$340,522	$243,196	$97,326

Amortization expenses for intangible assets for the three months ended March 31, 2013 and 2014 were $5,551 and $6,018, respectively, and are disclosed in the consolidated statements of income under amortization of acquired intangible assets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2013 and March 31, 2014, the limits available were $13,906 and $14,322, respectively, out of which $6,689 and $7,202 was utilized, representing a non-funded drawdown.

(b)	A fund-based and non-fund based revolving credit facility of $250,000, which was initially entered into in August 2012 and which was amended in June 2013 as described in note 11 below. A part of this amount was initially used to fund the special cash dividend paid in September 2012 and for the acquisition of Jawood Business Process Solutions, LLC and Felix Software Solutions Private Limited in February 2013. As of December 31, 2013 and March 31, 2014, a total of $4,397 and $2,042, respectively, was utilized, representing a non-funded drawdown. This facility expires in August 2017. The funded drawdown amount bears interest at LIBOR plus a margin of 2.50% as of December 31, 2013 and March 31, 2014. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets of the Company and the credit agreement contains certain covenants, including a maximum leverage covenant that becomes effective only if the revolving facility is drawn for $50,000 or more. For the three months ended March 31, 2014, the Company was in compliance with all of the financial covenants.

11. Long-term debt

In August 2012, the Company obtained credit facilities aggregating $925,000 from a consortium of financial institutions to (i) finance the repayment of the balance outstanding under the previous existing credit facility of $380,000, (ii) fund a portion of its special cash dividend, and (iii) for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provides for a term loan of $675,000 and a revolving credit facility of $250,000.

In June 2013, the Company amended this credit facility. Under the amended facility, the applicable margin on the term loan and the revolving credit facility was reduced from 3.25% p.a. to 2.75% p.a. and 2.50% p.a., respectively. In addition, the LIBOR floor on the term loan was reduced from 1% under the earlier facility to 0.75% under the amended facility. As of the amendment date, the gross outstanding term loan amounted to $671,625. The amendment did not result in a substantial modification of $553,589 of the outstanding term loan under the previous credit facility. Further, as a result of the amendment, the Company extinguished the outstanding term loan under the previous credit facility amounting to $118,036 and obtained additional funding amounting to $121,410, increasing the total term loan outstanding to $675,000. As a result, the Company expensed $3,103 representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to lenders in respect of the extinguished amount. The overall borrowing capacity under the revolving facility did not change. The amendment of the revolving facility resulted in accelerated amortization of $54 relating to the existing unamortized debt issuance cost. The remaining unamortized costs and an additional third party fee paid in connection with the amendment of the term loan and revolving facility will be amortized over the term of the term loan and revolving facility, which end on August 30, 2019 and August 30, 2017, respectively.

As of December 31, 2013 and March 31, 2014, the outstanding term loan, net of a debt amortization expense of $13,761 and $13,145, was $657,864 and $656,792, respectively. As of December 31, 2013 and March 31, 2014, the term loan bears interest at LIBOR (LIBOR floor of 0.75%) plus an applicable margin of 2.75% p.a. Indebtedness under the loan agreement is secured by certain assets. The amount outstanding on the term loan as of March 31, 2014 will be repaid through quarterly payments of 0.25% of the principal amount of $675,000, and the balance will be repaid upon the maturity of the term loan on August 30, 2019.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2014	$3,191
2015	4,288
2016	4,306
2017	4,338
2018	4,363
2019	636,306

$656,792

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

Net defined benefit plan costs for the three months ended March 31, 2013 and 2014 include the following components:

	Three months ended March 31,
	2013	2014
Service costs	$936	$1,190
Interest costs	451	619
Amortization of actuarial loss	167	78
Expected return on plan assets	(220)	(447)

Net Gratuity Plan costs	$1,334	$1,440

Defined contribution plans

During the three months ended March 31, 2013 and 2014, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2013	2014
India	$3,705	$3,575
U.S.	1,247	1,591
U.K.	376	545
Hungary	6	4
China	3,469	3,537
Mexico	14	8
Morocco	30	2
South Africa	69	47
Hong Kong	6	5
Netherlands	356	629
Philippines	4	3
Singapore	3	9
Japan	521	479

Total	9,806	10,434

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Stock-based compensation

The Company has issued options under the Genpact Global Holdings 2005 Plan (the “2005 Plan”), the Genpact Global Holdings 2006 Plan (the “2006 Plan”), the Genpact Global Holdings 2007 Plan (the “2007 Plan”) and the Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) to eligible persons who are employees, directors and certain other persons associated with the Company.

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

The stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2013 and 2014 were $6,481 and $4,902, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Stock-based compensation (Continued)

Stock Options

A summary of stock option activity during the three months ended March 31, 2014 is set out below:

	Three months ended March 31, 2014
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2014	11,102,163	$12.40	5.2	—
Granted	—	—	—	—
Forfeited	(150,673)	19.10	—	—
Expired	(27,228)	12.32	—	—
Exercised*	(1,430,980)	3.81	—	19,475

Outstanding as of March 31, 2014	9,493,282	$13.59	5.4	$43,633

Vested as of March 31, 2014 and expected to vest thereafter (Note a)	9,203,532	$13.32	5.4	$43,620
Vested and Exercisable as of March 31, 2014	5,874,773	$10.25	3.2	$42,141
Weighted average grant date fair value of grants during the period	$—

(a)	Options expected to vest reflect an estimated forfeiture rate.

*	Out of this, 1,000,000 options have been net settled upon exercise by issuing 650,925 shares (net of minimum statutory withholding taxes).

As of March 31, 2014, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $21,521, which will be recognized over the weighted average remaining requisite vesting period of 3.7 years.

Restricted Share Units

The Company has granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share at a future date. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of six months to four years. The compensation expense is recognized on a straight-line basis over the vesting term.

A summary of RSUs granted during the three months ended March 31, 2014 is set out below:

	Three months ended March 31, 2014
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2014	871,772	$13.96
Granted	—	—
Vested*	(9,655)	14.39
Forfeited	(14,238)	14.00

Outstanding as of March 31, 2014	847,879	$13.95

Expected to vest (Note a)	770,866

(b)	RSUs expected to vest reflect an estimated forfeiture rate.

*	Vested RSUs have been net settled upon vesting by issuing 5,524 shares (net of minimum statutory withholding taxes).

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Stock-based compensation (Continued)

44,286 RSUs vested as of December 31, 2012, the shares in respect of which were issuable on December 31, 2013 and 43,605 shares were issued in January 2014 after withholding shares to the extent of the minimum statutory withholding taxes.

61,057 RSUs vested in the year ended December 31, 2013, the shares in respect of which are issuable on December 31, 2014 after withholding shares to the extent of the minimum statutory withholding taxes.

As of March 31, 2014, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $8,197, which will be recognized over the weighted average remaining requisite vesting period of 1.6 years.

Performance Units

The Company has granted stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan. Each PU represents the right to receive one common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight-line basis over the vesting terms, and for awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the three months ended March 31, 2014 is set out below:

	Three months ended March 31, 2014
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2014	3,913,733	$16.44	6,149,018
Granted
Vested*	(139,930)	12.04	(139,930)
Forfeited**	(2,437,549)	17.78	(2,437,549)
Addition due to achievement of higher than target performance goals*	139,930	12.04
Reduction due to achievement of lower than maximum performance goals***			(2,095,355)

Outstanding as of March 31, 2014	1,476,184	$14.22	1,476,184

Expected to vest (a)	1,363,036

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Stock-based compensation (Continued)

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.

*	Represents an additional award of 122,490 and 17,440 shares for the PUs granted in March 2011 and June 2011, respectively, on account of achievement of higher than target performance as certified by the compensation committee based on the Company’s audited financial statements.

697,853 and 77,619 shares, including the additional awards, were issued in March 2014 with respect to grants made in March 2011 and June 2011, respectively, after withholding shares to the extent of the minimum statutory withholding taxes.

**	Includes 251,427 shares underlying PUs granted in May 2011, 1,244,507 shares underlying PUs granted in March 2013 and 630,000 shares underlying PUs granted in May 2013, respectively, which have been forfeited due to non-fulfillment of the performance conditions as certified by the compensation committee based on the Company’s audited financial statements.

***	Represents a reduction of 333,002 and 39,285 of the maximum shares eligible to vest for PUs granted in March 2011 and June 2011, respectively, as a result of the compensation committee’s certification of the level of achievement of the performance conditions based on the Company’s audited financial statements. Also includes a reduction of 616,568 shares for grants made in March 2013, 985,500 shares for grants made in May 2013 and 121,000 shares for grants made in May 2011, respectively, on account of non-fulfillment of the performance conditions as certified by the compensation committee based on the Company’s audited financial statements.

For the PUs granted in August 2010, vesting for the year ended December 31, 2012 took place at 122.2% of the target shares, or 231,029 shares, based on the compensation committee’s certification of achievement of the performance goals for the performance period based on the Company’s audited consolidated financial statements. 138,035 shares in respect of such PUs were issued in January 2014 after withholding shares to the extent of the minimum statutory withholding taxes.

As of March 31, 2014, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $4,970, which will be recognized over the weighted average remaining requisite vesting period of 0.8 years.

Under the 2007 Omnibus Plan, the definition of change of control includes the acquisition by any person, corporation or other entity or group other than GA, OH, GE or any of their affiliates of 25% or more of the voting securities of the Company. The purchase by Bain Capital of Company shares from GA and OH would have constituted a change of control under the 2007 Omnibus Plan resulting in (1) accelerated vesting of the PUs granted in August 2010 to the former CEO (who since assumed the role of Non-Executive Vice-Chairman) and the PUs granted to the Company’s Chief Executive Officer in June 2011 and March 2012, (2) “double-trigger” vesting of the outstanding PUs granted in March 2010 and March 2011 based on an abbreviated performance period ending with the close of the Company’s fiscal quarter coincident with or immediately preceding the effective date of the Change of Control in the event of a termination without cause in the twenty-four months following a change of control and (3) “double-trigger” vesting of the outstanding PUs granted in March 2012 based on target performance in the event of a termination without cause in the twenty-four months following a change of control. Because the Board of Directors determined that Bain Capital’s purchase of Company shares from GA and OH was not the type of transaction intended to constitute a change of control, they amended the 2007 Omnibus Plan to provide that the contemplated transaction among Bain Capital, GA and OH would not constitute a change of control thereunder. In addition, the CEO and Non-Executive Vice-Chairman waived any accelerated vesting of their PUs and the affected employees consented to the amendment of the change of control definition. As a result of the foregoing, all PUs will continue to vest in accordance with their original terms.

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

13. Stock-based compensation (Continued)

Employee Stock Purchase Plan (ESPP)

On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”).

The ESPP allows eligible employees to purchase the Company’s common shares through payroll deduction at 90% of the fair value of a Company common share on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP shall not exceed the greater of 15% of the participating employee’s base salary or $25 per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day in the subsequent May, August, November and February of each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the three months ended March 31, 2013 and 2014, 23,575 and 40,534 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the three months ended March 31, 2013 and 2014 was $45 and $71, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

14. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per Share. Basic and diluted earnings per common share give effect to the change in the number of common shares of the Company outstanding. The calculation of basic earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, performance units and common shares to be issued under the ESPP have been included in the computation of diluted net earnings per share and the weighted average number of shares outstanding, except where the result would be anti-dilutive.

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 15,000 and 3,379,764 for the three months ended March 31, 2013 and 2014, respectively.

	Three months ended March 31,
	2013	2014
Net income available to Genpact Limited common shareholders	$46,737	$50,613
Weighted average number of common shares used in computing basic earnings per common share	227,227,226	232,093,917
Dilutive effect of stock-based awards	6,393,525	5,181,734

Weighted average number of common shares used in computing dilutive earnings per common share	233,620,751	237,275,651

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.21	$0.22
Diluted	$0.20	$0.21

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2013	2014
Personnel expenses	$218,435	$227,027
Operational expenses	81,446	86,421
Depreciation and amortization	11,845	10,841

	$311,726	$324,289

16. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2013	2014
Personnel expenses	$82,128	$89,506
Operational expenses	28,951	30,929
Depreciation and amortization	2,145	2,063

	$113,224	$122,498

17. Other operating (income) expense, net

	Three months ended March 31,
	2013	2014
Other operating (income) expense	$(655)	$(220)
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	53	(1,642)

Other operating (income) expense, net	$(602)	$(1,862)

18. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended March 31,
	2013	2014
Interest income	$5,273	$1,359
Interest expense	(9,938)	(7,761)
Other income (expense)	(446)	(131)

Other income (expense), net	$(5,111)	$(6,533)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Income taxes

The Company determines tax provisions for interim periods using an estimate of the annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

As of December 31, 2013, the Company had unrecognized tax benefits amounting to $21,832, including an amount of $20,901 that, if recognized, would impact the effective tax rate.

The following table summarizes the activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2014 to March 31, 2014:

Opening Balance at January 1	$21,832
Increase related to prior year tax positions	586
Decrease related to prior year tax positions	(51)
Effect of exchange rate changes	553

Closing Balance at March 31	$22,920

Unrecognized tax benefits as of March 31, 2014 include an amount of $21,989 that, if recognized, would impact the effective tax rate. As of December 31, 2013 and March 31, 2014, the Company has accrued approximately $3,373 and $3,763, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2013 and three months ended March 31, 2014, the company recognized approximately $(50) and $390, respectively, in interest expense. As of December 31, 2013 and March 31, 2014, the Company has accrued approximately $350 and $570, respectively, for penalties.

20. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. During the year ended December 31, 2013, the Company acquired the remaining equity interest in one of its non-consolidating affiliates, which is now a wholly-owned subsidiary. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the three months ended March 31, 2013 and March 31, 2014, the Company recognized net revenues of $191 and $0, respectively, from a client who is an affiliate of a significant shareholder of the Company and net revenues of $0 and $71, respectively, from a client who is a significant shareholder of the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Related party transactions (Continued)

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included in cost of revenue. For the three months ended March 31, 2013 and 2014, cost of revenue includes an amount of $420 and $533, respectively.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included in selling, general and administrative expenses. For the three months ended March 31, 2013 and 2014, selling, general and administrative expenses includes an amount of $91 and $137, respectively.

21. Commitments and contingencies

Capital commitments

As of December 31, 2013 and March 31, 2014, the Company has committed to spend $4,491 and $6,171, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,086 and $9,244 as of December 31, 2013 and March 31, 2014, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements governing such guarantees.

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

22. Subsequent Events

Buyback of shares

On March 5, 2014, the Company announced its intention to purchase up to $300,000 in value of its common shares through a modified “Dutch auction” tender offer. Pursuant to this offer, shareholders of the Company had the option to tender some or all of their shares at a price per share of not less than $16.50 and not greater than $18.00. Subsequent to the end of the quarter, on April 8, 2014, the Company purchased 17,292,842 of its common shares at a price of $17.50 per share for an aggregate amount of approximately $302,625.

Acquisition

On April 23, 2014, the Company entered into a definitive agreement to acquire all of the outstanding equity of each of Pharmalink Consulting Limited, a company incorporated under the laws of England and Wales, and Pharmalink Consulting Inc., a company incorporated under the laws of California, USA, (collectively referred to as “Pharmalink”) for cash consideration of $124,320, subject to adjustment for closing date cash, debt and working capital. The agreement also provides for contingent earn-out consideration ranging from $0 to $24,864. The closing of the transaction is subject to certain customary closing conditions. Pharmalink is a leading provider of regulatory affairs services to the life sciences industry.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, this discussion includes forward-looking statements and information that involve risks, uncertainties and assumptions, including but not limited to those listed below and under ‘Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “could”, “may”, “shall”, “will”, “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in this Quarterly Report and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These forward looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political, economic or business conditions in countries where we have operations or where our clients operate;

•	expected spending on business process management and information technology services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States and Europe;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our ability to maintain pricing and asset utilization rates;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	increases in wages in locations in which we have operations;

•	our relative dependence on the General Electric Company (GE);

•	financing terms, including, but not limited to, changes in LIBOR;

•	restrictions on visas for our employees traveling to North America and Europe;

•	fluctuations in exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Guatemalan quetzal, Mexican peso, Moroccan dirham, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, United Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Canadian dollar, Colombian peso, Peruvian nuevo, Taiwan dollar and Saudi Arabian riyal;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process and technology management services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	further deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

Although we believe the expectations reflected in the forward-looking statements are reasonable at the time they are made, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Forms 10-Q and Form 8-K reports to the SEC.

Overview

We are a global leader in transforming and running business processes and operations, including those that are complex and industry-specific. Our mission is to help clients become more competitive by making their enterprises more intelligent through becoming more adaptive, innovative, globally effective and connected to their own clients. Genpact stands for Generating Impact—visible in tighter cost management as well as better management of risk, regulations and growth for hundreds of long-term clients including more than 100 of the Fortune Global 500. Our approach is distinctive—we offer an unbiased, agile combination of smarter processes, crystallized in our Smart Enterprise Processes (SEP) proprietary framework, along with analytics and technology, which limits upfront investments and enhances future adaptability. We have a global critical mass—64,000+ employees in 24 countries with key management and corporate offices in New York City—while remaining flexible and collaborative, and a management team that drives client partnerships personally. Our history is unique—behind our single-minded passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 15 years.

In the quarter ended March 31, 2014, we had net revenues of $528.2 million, of which $418.0 million, or 79.1%, was from clients other than GE, which we refer to as Global Clients, with the remaining $110.2 million, or 20.9%, from GE.

In the 12 months ending March 31, 2014, 81 client relationships each contributed more than $5 million in annual revenue, up from 75 such relationships as of March 31, 2013. This includes client relationships with more than $15 million in annual revenue increasing from 24 to 26, and client relationships with more than $25 million in annual revenue increasing from 12 to 13.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Acquisitions

On April 23, 2014, we entered into a definitive agreement to acquire all of the outstanding equity of each of Pharmalink Consulting Limited, a company incorporated under the laws of England and Wales, and Pharmalink Consulting Inc., a company incorporated under the laws of California, USA (collectively referred to as “Pharmalink”), for cash consideration of $124.3 million, subject to adjustment for closing date cash, debt and working capital. The agreement also provides for contingent earn-out consideration ranging from $0 to $24.9 million. The closing of the transaction is subject to certain customary closing conditions and is expected to occur during the second quarter of 2014. Pharmalink is a leading provider of regulatory affairs services to the life sciences industry.

Earn-out consideration and deferred consideration

We acquired High Performance Partners, LLC (“HPP”), Empower Research, LLC (“Empower”), Triumph Engineering, Corp. and Triumph On-Demand, Inc. (the “Triumph Companies”), and Atyati Technologies Private Limited on August 24, 2011, October 3, 2011, August 17, 2012 and September 4, 2012, respectively. The terms of the acquisition agreements for these business acquisitions provided for payment of additional earn-out consideration if certain future events or conditions are met. These earn-outs were recorded as liabilities based on their fair values as of the acquisition dates. We evaluate the fair value of earn-out consideration for the respective acquisitions for changes at each reporting period. As of March 31, 2014, we re-measured the fair value of such earn-out consideration with corresponding changes in “Other operating (income) expense, net” in the Consolidated Statements of Income as follows:

	Three months ended March 31,
	(dollars in millions)
	2013	2014
Decrease in fair value of earn-out consideration for Triumph Companies	$(0.2)	$(0.9)
Decrease in fair value of earn-out consideration for HPP	—	(0.8)
Increase in fair value of earn-out consideration for Empower	0.3	—

	$0.1	$(1.6)

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Item 1— “Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the quarters ended March 31, 2013 and 2014.

			Percentage Change Increase/(Decrease)
	Three months ended March 31,
	2013	2014	2013 vs. 2014
	(dollars in millions)
Net revenues—GE	$117.0	$110.2	(5.9)%
Net revenues—Global Clients	386.8	418.0	8.1%

Total net revenues	503.8	528.2	4.8%

Cost of revenue	311.7	324.3	4.0%
Gross profit	192.1	203.9	6.1%
Gross profit margin	38.1%	38.6%
Operating expenses
Selling, general and administrative expenses	113.2	122.5	8.2%
Amortization of acquired intangible assets	5.6	6.0	8.4%
Other operating (income) expense, net	(0.6)	(1.9)	209.3%

Income from operations	73.9	77.2	4.5%
Income from operations as a percentage of Total net revenues	14.7%	14.6%
Foreign exchange (gains) losses, net	3.4	3.6	6.2%
Other income (expense), net	(5.1)	(6.5)	27.8%

Income before equity method investment activity, net and income tax expense	65.5	67.1	2.5%
Equity method investment activity, net	(0.0)	(0.0)	—

Income before income tax expense	65.5	67.1	2.5%
Income tax expense	17.2	16.3	(5.6)%

Net Income	48.3	50.9	5.4%
Net income attributable to noncontrolling interest	1.5	0.2	(84.2)%

Net income attributable to Genpact Limited shareholders	$46.7	$50.6	8.3%

Net income attributable to Genpact Limited shareholders as a percentage of Total net revenues	9.3%	9.6%

“Net revenues—Global Clients” for the quarter ended March 31, 2013 disclosed in the foregoing table includes net revenues earned from a client who is an affiliate of a significant shareholder of the Company. “Net revenues—Global Clients” for the quarter ended March 31, 2014 disclosed in the foregoing table includes net revenues earned from a client who is a significant shareholder of the Company as described in note 20 in Part I—Financial Statements.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net revenues. Our net revenues were $528.2 million in the first quarter of 2014, up $24.3 million, or 4.8%, from $503.8 million in the first quarter of 2013. The growth in net revenues was primarily due to an increase in business process management, or BPM, and information technology, or IT, services for our Global Clients and acquisitions completed during 2013. Our annualized net revenue per employee for the first quarter of 2014 was $33,800, compared to $34,500 in the first quarter of 2013, and our average headcount increased to approximately 62,400 in the first quarter of 2014 from approximately 58,900 in the first quarter of 2013.

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
BPM	$383.9	$398.0	3.7%
IT	119.9	130.2	8.6

Total net revenues	$503.8	$528.2	4.8%

BPM revenues for the first quarter of 2014 were $398.0 million, up $14.1 million, or 3.7%, from $383.9 million in the first quarter of 2013, due to an increase in revenues from our Global Clients led by our consulting and core finance and accounting services. Net revenues from IT services were $130.2 million in the first quarter of 2014, up $10.3 million, or 8.6%, from $119.9 million in the first quarter of 2013. The increase in net revenues from IT services was primarily attributable to an increase in revenues from our Global Clients and to our February 2013 acquisition of Jawood Business Process Solutions, LLC (“Jawood”) and Felix Software Solutions Private Limited (“Felix”) (collectively referred to as the “Jawood Business”), revenues from which were included in our results of operations for only a part of the first quarter of 2013.

Net revenues from IT services as a percentage of total net revenues increased to 24.7% in the first quarter of 2014, up from 23.8% in the first quarter of 2013. BPM revenues as a percentage of total net revenues decreased to 75.3% in the first quarter of 2014 from 76.2% in the first quarter of 2013.

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
GE	$117.0	$110.2	(5.9)%
Global Clients	386.8	418.0	8.1

Total net revenues	$503.8	$528.2	4.8%

Net revenues from Global Clients for the first quarter of 2014 were $418.0 million, up $31.2 million, or 8.1%, from $386.8 million in the first quarter of 2013. Of this increase, $11.3 million, or 36.1%, was from clients in the consumer packaged goods and life sciences verticals. Another $9.0 million, or 28.8%, of the increase came from clients in the healthcare vertical, including IT services revenue from the acquisition of the Jawood Business. The balance of the increase came primarily from clients in the infrastructure, manufacturing and services vertical and the capital markets vertical. As a percentage of total net revenues, net revenues from Global Clients increased from 76.8% in the first quarter of 2013 to 79.1% in the first quarter of 2014.

Net revenues from GE were $110.2 million in the first quarter of 2014, down $6.9 million, or 5.9%, from the first quarter of 2013, in line with expected decreases in services allocated to, and divestitures by, GE. Net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Client net revenues post-divestiture. Net revenues from GE in the first quarter of 2014, after excluding net revenues from such dispositions by GE, decreased by 3.1% from the first quarter of 2013. Net revenues from GE as a percentage of our total net revenues declined from 23.2% in the first quarter of 2013 to 20.9% in the first quarter of 2014.

Net revenues by geographic region based on the location of service delivery centers are as follows:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
India	$330.3	$342.5	3.7%
Americas	66.0	73.3	11.1
Asia, other than India	56.1	58.3	4.1
Europe	51.4	54.0	5.1

Total net revenues	$503.8	$528.2	4.8%

Net revenues grew in all of our geographic regions in the first quarter of 2014. Net revenues from service delivery centers located in the Americas contributed $73.3 million of total net revenues in the first quarter of 2014, up 11.1% from the first quarter of 2013. Service delivery centers located in Europe contributed $54.0 million of total net revenues, up 5.1% from the first quarter of 2013. Net revenues from service delivery centers located in Asia, other than India, contributed $58.3 million of total net revenues in the first quarter of 2014, up 4.1% from the first quarter of 2013.The balance of net revenues, which is attributable to India-based service delivery centers, was $342.5 million in the first quarter of 2014, up 3.7% from the first quarter of 2013. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from service delivery centers outside India that are managed by India-based service delivery leaders or at clients’ premises outside India by personnel normally based in India.

Cost of revenue and Gross Profit. The following table sets forth the components of our cost of revenue and the resulting gross profit:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2013	2014	2013	2014
	(dollars in millions)
Personnel expenses	$218.4	$227.0	43.4%	43.0%
Operational expenses	81.4	86.4	16.2	16.4
Depreciation and amortization	11.8	10.8	2.4	2.1

Cost of revenue	$311.7	$324.3	61.9%	61.4%

Gross Profit	$192.1	$203.9	38.1%	38.6%

Cost of revenue as a percentage of total net revenues decreased from 61.9% in the first quarter of 2013 to 61.4% in the first quarter of 2014 primarily due to higher operational efficiencies and the effects of foreign exchange volatility.

Cost of revenue for the first quarter of 2014 was $324.3 million, up $12.6 million, or 4.0%, from the first quarter of 2013. Of this increase, approximately $5.3 million, or 42.1%, is attributable to acquisitions completed in 2013. Wage inflation, along with an increase in operational expenses due to an increase in our operational headcount, contributed to a higher cost of revenue in the first quarter of 2014 compared to the first quarter of 2013.

Personnel expenses. Personnel expenses as a percentage of total net revenues decreased from 43.4% in the first quarter of 2013 to 43.0% in the first quarter of 2014 primarily due to higher operational efficiencies and effective deployment and utilization of supervisory personnel. Personnel expenses for the first quarter of 2014 were $227.0 million, up $8.6 million, or 3.9%, from $218.4 million in the first quarter of 2013. Approximately $4.2 million of this increase is attributable to acquisitions completed in 2013. The impact of wage inflation and an increase in our operational headcount of approximately 2,600 employees, or 5.1%, in the first quarter of 2014 compared to the first quarter of 2013 (excluding the 2013 acquisitions) also resulted in higher personnel expenses. These increases were partially offset by the effects of foreign exchange volatility in the first quarter of 2014 compared to the first quarter for 2013.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 16.2% in the first quarter of 2013 to 16.4% in the first quarter of 2014, primarily due to an increase in business travel costs recoverable from clients and higher consulting charges due to the increased use of subcontractors for service delivery. Operational expenses for the first quarter of 2014 were $86.4 million, up $5.0 million, or 6.1%, from the first quarter of 2013. Of this increase, approximately $1.1 million, or 21.8%, is attributable to acquisitions completed during 2013. These increases were partially offset by a reduction in infrastructure and communication expenses resulting from the effective use of collaborative tools, the more efficient use of our facilities and the effects of foreign exchange volatility in the first quarter of 2014 compared to the first quarter of 2013.

Depreciation and amortization expenses. Depreciation and amortization expenses, a component of cost of revenue, for the first quarter of 2014 were $10.8 million, down $1.0 million, or 8.5%, from the first quarter of 2013. Depreciation and amortization expenses as a percentage of total net revenues decreased from 2.4% in the first quarter of 2013 to 2.1% in the first quarter of 2014. These decreases were primarily due to an increase in fully depreciated assets since the end of the first quarter of 2013 at our service delivery centers located in India, the Philippines and the Americas, which was partially offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities, from the addition of new service delivery centers and from acquisitions completed in 2013.

As a result of the foregoing, our gross profit increased by $11.8 million, or 6.1%, and our gross margin increased from 38.1% in the first quarter of 2013 to 38.6% in the first quarter of 2014.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2013	2014	2013	2014
	(dollars in millions)
Personnel expenses	$82.1	$89.5	16.3%	16.9%
Operational expenses	29.0	30.9	5.7	5.9
Depreciation and amortization	2.1	2.1	0.4	0.4

Selling, general and administrative expenses	$113.2	$122.5	22.5%	23.2%

SG&A expenses for the first quarter of 2014 were $122.5 million, up $9.3 million, or 8.2%, from the first quarter of 2013. SG&A expenses as a percentage of total net revenue increased from 22.5% in the first quarter of 2013 to 23.2% in the first quarter of 2014. This increase was primarily a result of investments in front-end sales and relationship management teams through the hiring of more experienced and higher-cost personnel in targeted markets – such as the United States and Europe – and industry verticals – namely banking and financial services, insurance, consumer packaged goods, life sciences and healthcare – and higher expenditures on marketing, professional services and travel. Additionally, the effect of wage inflation contributed to higher SG&A expenses in the first quarter of 2014 compared to the first quarter of 2013. These increases were partially offset by post-integration synergies that we achieved following our 2013 acquisitions, which resulted in a lower SG&A expense for these acquisitions as a percentage of revenue, by a higher reserve for doubtful debts created in the first quarter of 2013 and by the effects of foreign exchange volatility.

Personnel expenses. Personnel expenses as a percentage of total net revenues in the first quarter of 2014 were 16.9%, up from 16.3% in the first quarter of 2013. Investments in front-end sales and relationship management teams combined with the impact of wage inflation resulted in a 12.9% increase in sales team personnel expenses. This increase was partially offset by post-integration synergies in personnel costs that we achieved following our 2013 acquisitions. Personnel expenses as a component of SG&A expenses were $89.5 million in the first quarter of 2014, up $7.4 million, or 9.0%, from the first quarter of 2013 primarily due to an increase in support headcount, investments in front-end sales and relationship management teams and wage inflation. This increase was partially offset by the effects of foreign exchange volatility in the first quarter of 2014 compared to the first quarter of 2013.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 5.7% in the first quarter of 2013 to 5.9% in the first quarter of 2014. Operational expenses as a component of SG&A expenses increased by $2.0 million, or 6.8%, in the first quarter of 2014 compared to the first quarter of 2013. This increase was primarily attributable to higher marketing, travel-related and professional services expenses. These increases were partially offset by lower operational expenses as a percentage of revenue in acquisitions completed in 2013, a higher reserve for doubtful debts of $3.5 million in the first quarter of 2013, lower facility and infrastructure related expenses resulting from the more efficient use of our facilities and the effects of foreign exchange volatility in the first quarter of 2014.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues remained unchanged at 0.4% in the first quarter of 2014 compared to the first quarter of 2013. There was an increase in fully depreciated assets since the end of the first quarter of 2013 at our service delivery centers located in India, the Philippines and the Americas, resulting in lower depreciation and amortization expenses, which was offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities, from the addition of new service delivery centers and from acquisitions completed in 2013.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $6.0 million in the first quarter of 2014, up from $5.6 million in the first quarter of 2013. The acquisitions we completed during 2012 and 2013 resulted in additional amortization expenses of $0.8 million. This increase was partially offset by a decline of $0.3 million in the amortization expense of intangibles arising out of our reorganization in 2004, when we began operating as an independent company. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangible asset.

Other operating (income) expense, net. Other operating income, net of expenses, for the first quarter of 2014 was $1.9 million, up from $0.6 million in the first quarter of 2013. This increase is mainly the result of a change in the fair value of earn-out consideration relating to certain acquisitions, which resulted in an increase in other operating income, net of expenses, of $1.7 million in the first quarter of 2014 compared to the first quarter of 2013.

Income from operations. As a result of the foregoing factors, income from operations increased by $3.3 million to $77.2 million in the first quarter of 2014, up from $73.9 million in the first quarter of 2013. As a percentage of total net revenues, income from operations decreased from 14.7% in the first quarter of 2013 to 14.6% in the first quarter of 2014.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange loss of $3.6 million in the first quarter of 2014, compared to a net foreign exchange loss of $3.4 million in the first quarter of 2013, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from appreciation of the Indian rupee against the U.S. dollar in the first quarter of 2014 compared to the last quarter of 2013 and in the first quarter of 2013 compared to the last quarter of 2012.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2013	2014	2014 vs. 2013
Interest income	$5.3	$1.4	(74.2)%
Interest expense	(9.9)	(7.8)	(21.9)
Other income	(0.4)	(0.1)	(70.6)

Other income (expense), net	$(5.1)	$(6.5)	27.8%

Other income (expense), net as a percentage of total net revenues	(1.0)%	(1.2)%

Our net other expenses increased in the first quarter of 2014 compared to the first quarter of 2013 by $1.4 million primarily due to a decrease in interest income. Our interest income decreased by $3.9 million in the first quarter of 2014 primarily as a result of lower deposits in India during the first quarter of 2014 compared to the first quarter of 2013. There was also a $1.1 million decrease in interest expense as a result of a lower interest rate on our credit facility in the first quarter of 2014 compared to the first quarter of 2013. As a result, the weighted average rate of interest also decreased from 4.2% in the first quarter of 2013 to 3.5% in the first quarter of 2014. Additionally, interest expense was $0.8 million lower in the first quarter of 2014 than in the first quarter of 2013 as we did not make a funded drawdown of the revolving credit facility in the first quarter of 2014, compared to a funded drawdown of $115.0 million in the first quarter of 2013.

Income before equity method investment, activity, net and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net and income tax expense increased by $1.7 million in the first quarter of 2014 compared to the first quarter of 2013. As a percentage of net revenues, income before equity method investment activity, net and income tax expense decreased from 13.0% of net revenues in the first quarter of 2013 to 12.7% of net revenues in the first quarter of 2014.

Equity-method investment activity, net. Equity-method investment activity, net represents our share of gain or loss from our non-consolidated affiliates, NGEN Media Services Private Limited, or NGEN, a joint venture with NDTV Networks Plc., and NIIT Uniqua, a joint venture with NIIT Limited, one of the largest training institutes in Asia. In March 2013, we acquired the remaining equity interest in NGEN.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense increased by $1.6 million. As a percentage of net revenues, income before income tax expense decreased from 13.0% of net revenues in the first quarter of 2013 to 12.7% of net revenues in the first quarter of 2014.

Income tax expense. Our income tax expense decreased from $17.2 million in the first quarter of 2013 to $16.3 million in the first quarter of 2014, representing an effective tax rate, or ETR, of 24.3% in the first quarter of 2014, down from 27.0% in the first quarter of 2013. The improvement in our ETR was primarily a consequence of the continued growth of our operations in lower tax and tax exempt locations, mostly in India.

Net income. As a result of the foregoing factors, net income increased by $2.6 million from $48.3 million in the first quarter of 2013 to $50.9 million in the first quarter of 2014. As a percentage of net revenues, our net income was unchanged at 9.6% in the first quarter of 2014 compared to the first quarter of 2013.

Net income attributable to noncontrolling interest. Noncontrolling interest primarily refers to profit or loss associated with our noncontrolling partners’ interest in the operations of Genpact Netherlands B.V. and our noncontrolling shareholders’ interest in the operations of Hello Communications (Shanghai) Co., Ltd. Net income attributable to noncontrolling interest decreased from $1.5 million in the first quarter of 2013 to $0.2 million in the first quarter of 2014. This decrease was primarily a result of a reduction in our noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the divestiture of Hello Communications (Shanghai) Co. Ltd. in the first quarter of 2013.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to our common shareholders increased by $3.9 million from $46.7 million in the first quarter of 2013 to $50.6 million in the first quarter of 2014. As a percentage of net revenues, our net income increased from 9.3% in the first quarter of 2013 to 9.6% in the first quarter of 2014.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2013 and March 31, 2014 is presented below:

	As of December 31, 2013	As of March 31, 2014	Percentage Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$571.3	$567.3	(0.7)%
Long-term debt due within one year	4.3	4.3	0.1
Long-term debt other than the current portion	653.6	652.5	(0.2)
Capital lease obligations due within one year	1.4	1.5	5.0
Capital lease obligations other than the current portion	2.7	2.8	3.6
Genpact Limited total shareholders’ equity	$1,322.7	$1,428.4	8.0%

Financial Condition

We finance our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

Our cash and cash equivalents were $567.3 million as of March 31, 2014, compared to $571.3 million as of December 31, 2013. Our cash and cash equivalents are comprised of (a) $425.1 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $141.4 million in deposits with banks to be used for medium-term planned expenditure and capital requirements and (c) $0.8 million in restricted cash balances. Restrictions primarily consist of margin balances against bank guarantees and deposits for foreign currency advances on which the bank has created a lien.

As of March 31, 2014, $440.0 million of the $567.3 million of cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. We intend to either permanently reinvest $415.0 million of the cash held by our foreign subsidiaries or expect to be able to repatriate it in a tax-free manner. We have accrued taxes on the remaining cash of $25.0 million held by our foreign subsidiaries. The amount of cash that can be repatriated in a tax-free manner is not ascertainable.

On March 5, 2014, we announced our intention to purchase up to $300 million in value of our common shares through a modified “Dutch Auction” self-tender offer. Pursuant to this offer, our shareholders had the option to tender some or all of their shares at a price per share of not less than $16.50 and not greater than $18.00. Subsequent to the end of the quarter, on April 8, 2014, we purchased 17,292,842 of our common shares at a price of $17.50 per share for an aggregate amount of approximately $302.6 million.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations as well as our growth and expansion. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our capital requirements include opening new service delivery centers and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,		Percentage Change Increase/(Decrease)
	2013	2014
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$31.5	$14.2	(54.9)%
Investing activities	(61.7)	(14.4)	76.6
Financing activities	43.9	(5.1)	111.7

Net increase (decrease) in cash and cash equivalents	$13.8	$(5.3)	138.6%

Cash flows from operating activities. Our net cash generated from operating activities was $14.2 million in the first quarter of 2014, compared to $31.5 million in the first quarter of 2013. This decrease of $17.3 million was the result of certain changes in net operating assets and liabilities described below, which resulted in a higher cash outflow of $19.1 million in the first quarter of 2014 compared to the first quarter of 2013. This outflow was partially offset by a $1.8 million increase in our net income adjusted for amortization, depreciation and other non-cash items.

Of the $19.1 million decrease in cash flows, $11.0 million was primarily on account of the receipt of higher advances from clients for our services in the first quarter of 2013, the recovery of certain contractual deposits on leased properties in India and the receipt of government subsidies in the first quarter of 2013. In addition, in the first quarter of 2014, we made certain non-recurring employee related payments, higher payments for operational expenses, contractual deposits, and other payments in connection with certain statutory liabilities, resulting in a decrease in our cash flows in the first quarter of 2014. The cumulative decrease was partially offset by a $3.5 million decrease in income tax payments in the first quarter of 2014 compared to the first quarter of 2013.

Cash flows from investing activities. Our net cash used for investing activities was $14.4 million in the first quarter of 2014, down from $61.7 million in the first quarter of 2013. This decrease was primarily due to the payment of $46.1 million, net of cash acquired, for the acquisitions of the Jawood Business and the remaining interest in NGEN in the first quarter of 2013. No acquisitions were made in the first quarter of 2014.

Cash flows from financing activities. Our net cash used for financing activities was $5.1 million in the first quarter of 2014 compared to net cash provided by financing activities of $43.9 million in the first quarter of 2013. This change was primarily due to a $35.0 million drawdown of our revolving credit facility in the first quarter of 2013 to finance part of the acquisition of the Jawood Business. No borrowings were made under the revolving facility in the first quarter of 2014. The change was also due to lower proceeds received from the issuance of common shares under our stock-based compensation plans, amounting to $6.1 million in the first quarter of 2014 compared to $16.1 million in the first quarter of 2013. The balance of the change was due to payments made by us in connection with net settlement of stock-based awards, amounting to $8.1 million in the first quarter of 2014 compared to $3.1 million in the first quarter of 2013.

Financing Arrangements (Credit Facility)

Total long-term debt, excluding capital lease obligations, was $656.8 million as of March 31, 2014, compared to $657.9 million as of December 31, 2013.

We finance our short-term working capital requirements through cash flows from operations and credit facilities from banks and financial institutions. As of March 31, 2014, short-term credit facilities available to the Company aggregated $250.0 million, which are governed by the same agreement as our long-term credit facility. As of March 31, 2014, a total of $2.0 million was utilized, representing a non-funded drawdown. In addition, we have fund-based and non-fund-based credit facilities of $14.3 million with banks for operational requirements, out of which a total of $7.2 million, representing a non-funded drawdown, was utilized as of March 31, 2014.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see Part1, Item 1A—Risk Factors—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2013, the section titled “Contractual Obligations” below and note 7 in Part I—Financial Statements.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2014:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$782.3	$28.0	$55.3	$54.4	$644.6
- Principal payments	656.8	4.3	8.6	8.7	635.2
- Interest payments*	125.5	23.7	46.7	45.7	9.4
Capital leases	5.2	2.0	2.6	0.7	—
- Principal payments	4.2	1.5	2.2	0.6	—
- Interest payments	1.0	0.5	0.4	0.1	—
Operating leases	150.2	34.5	56.4	34.2	25.2
Purchase obligations	19.4	19.4	—	—	—
Capital commitments net of advances	6.2	6.2	—	—	—
Earn-out Consideration	14.2	13.4	0.8	—	—
- Reporting Date Fair Value	12.2	11.6	0.6	—	—
- Interest	2.0	1.7	0.3	—	—
Other long-term liabilities	171.2	77.3	89.3	4.7	—

Total contractual cash obligations	$1,148.7	$180.7	$204.4	$93.9	$669.7

*	Our interest payments on long-term debt represent the estimated cash interest payments based on the prevailing interest rate as of March 31, 2014.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently issued accounting pronouncements

There are no recently issued pronouncements which have a material impact on our consolidated results of operations, cash flows, financial position or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2014, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, the risk factors set forth below and the other information that appears elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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

In addition, the Government of India issued a draft assessment order to the Company in March 2014 seeking to assess tax on certain transactions that occurred in 2009 and 2010. The Company believes that the transactions should not be subject to tax in India, primarily as a result of the relief provided under the Mauritius-India Treaty. The assessment is not final; however, the Company’s initial estimate of the potential tax claim as a result of the draft assessment would be approximately $43 million including interest. There is no assurance that the Company’s position will prevail, and a final determination of tax in the amounts estimated to be claimed could have a material adverse effect on our results of operations, effective tax rate and financial condition.

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

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None. Although no equity securities were purchased by us during the three months ended March 31, 2014, on March 5, 2014, we announced our intention to purchase up to $300 million in value of our common shares through a modified “Dutch Auction” self-tender offer. Pursuant to this offer, our shareholders had the option to tender some or all of their shares at a price per share of not less than $16.50 and not greater than $18.00. Subsequent to the end of the quarter, on April 8, 2014, we purchased 17,292,842 of our common shares at a price of $17.50 per share for an aggregate amount of approximately $302.6 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and March 31, 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2013 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2014, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2014

GENPACT LIMITED

By:	/S/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/S/ MOHIT BHATIA
Mohit Bhatia
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and March 31, 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2013 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2014, and (vi) Notes to the Consolidated Financial Statements.