Form 10-Q
period 2014-06-30
Genpact LTD
filed 2014-08-08
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2014

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of August 1, 2014 was 216,328,904.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2013	As of June 30, 2014
Assets
Current assets
Cash and cash equivalents	4	$571,276	$376,802
Accounts receivable, net	5	504,714	531,093
Accounts receivable from related party, net	5, 21	403	24
Deferred tax assets	20	60,638	44,118
Prepaid expenses and other current assets		139,113	189,018

Total current assets		$1,276,144	$1,141,055
Property, plant and equipment, net	8	173,204	176,282
Deferred tax assets	20	89,305	65,866
Investment in equity affiliates		384	450
Intangible assets, net	9	99,116	122,395
Goodwill	9	953,849	1,072,070
Other assets		97,365	110,062

Total assets		$2,689,367	$2,688,180

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2013	As of June 30, 2014
Liabilities and equity
Current liabilities
Short-term borrowings	10	—	$175,000
Current portion of long-term debt	11	4,263	4,275
Current portion of capital lease obligations		1,405	1,575
Accounts payable		18,412	17,490
Income taxes payable	20	15,007	35,148
Deferred tax liabilities	20	614	616
Accrued expenses and other current liabilities		421,992	406,143

Total current liabilities		$461,693	$640,247
Long-term debt, less current portion	11	653,601	651,451
Capital lease obligations, less current portion		2,657	2,993
Deferred tax liabilities	20	4,464	5,431
Other liabilities		242,884	182,253

Total liabilities		$1,365,299	$1,482,375

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 231,262,576 and 216,314,379 issued and outstanding as of December 31, 2013 and June 30, 2014, respectively		2,310	2,160
Additional paid-in capital		1,268,344	1,275,127
Retained earnings		511,699	306,301
Accumulated other comprehensive income (loss)		(459,614)	(377,887)

Genpact Limited shareholders’ equity		$1,322,739	$1,205,701
Noncontrolling interest		1,329	104

Total equity		$1,324,068	$1,205,805
Commitments and contingencies	22

Total liabilities and equity		$2,689,367	$2,688,180

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2013	2014	2013	2014
Net revenues
Net revenues from services—others		$534,614	$561,540	$1,038,271	$1,089,659
Net revenues from services—related party	21	190	71	381	142

Total net revenues		534,804	561,611	1,038,652	1,089,801

Cost of revenue
Services	16, 21	332,714	340,125	644,440	664,414

Total cost of revenue		332,714	340,125	644,440	664,414

Gross profit		$202,090	$221,486	$394,212	$425,387
Operating expenses:
Selling, general and administrative expenses	17, 21	118,403	142,715	231,627	265,213
Amortization of acquired intangible assets	9	6,185	6,610	11,736	12,628
Other operating (income) expense, net	18	(486)	(890)	(1,088)	(2,752)

Income from operations		$77,988	$73,051	$151,937	$150,298
Foreign exchange (gains) losses, net		(17,184)	3,829	(13,802)	7,422
Other income (expense), net	19	(10,539)	(6,505)	(15,650)	(13,038)

Income before equity-method investment activity, net and income tax expense		$84,633	$62,717	$150,089	$129,838
Equity-method investment activity, net		(63)	(34)	(107)	(54)

Income before income tax expense		$84,696	$62,751	$150,196	$129,892
Income tax expense	20	19,234	13,851	36,482	30,139

Net income		$65,462	$48,900	$113,714	$99,753
Net income attributable to noncontrolling interest		1,586	(84)	3,101	156

Net income attributable to Genpact Limited shareholders		$63,876	$48,984	$110,613	$99,597

Net income available to Genpact Limited common shareholders	15	$63,876	$48,984	$110,613	$99,597
Earnings per common share attributable to Genpact Limited common shareholders	15
Basic		$0.28	$0.23	$0.48	$0.44
Diluted		$0.27	$0.22	$0.47	$0.43
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		229,237,503	217,541,960	228,232,364	224,817,938
Diluted		235,329,303	221,509,867	234,475,027	229,392,759

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended June 30,				Six months ended June 30,
	2013		2014		2013		2014
	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest
Net Income	$63,876	$1,586	$48,984	$(84)	$110,613	$3,101	$99,597	$156
Other comprehensive income:
Currency translation adjustments	(93,571)	47	398	(5)	(91,738)	34	18,991	(10)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(48,978)	—	24,588	—	(29,448)	—	62,580	—
Retirement benefits, net of taxes	—	—	76	—	—	—	156	—

Other comprehensive income (loss)	$(142,549)	$47	$25,062	$(5)	$(121,186)	$34	$81,727	$(10)

Comprehensive income (loss)	$(78,673)	$1,633	$74,046	$(89)	$(10,573)	$3,135	$181,324	$146

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2013	225,480,172	$2,253	$1,202,448	$281,982	$(318,272)	$3,370	$1,171,781
Issuance of common shares on exercise of options (Note 13)	3,184,358	32	26,548	—	—	—	26,580
Issuance of common shares under the employee stock purchase plan (Note 13)	53,671	1	897	—	—	—	898
Net settlement on vesting of restricted share units (Note 13)	299,441	3	(5,129)	—	—	—	(5,126)
Net settlement on vesting of performance units (Note 13)	496,112	5	(2,400)	—	—	—	(2,395)
Disposition of noncontrolling interest	—	—	—	—	—	(1,055)	(1,055)
Distribution to noncontrolling interest	—	—	—	—	—	(3,242)	(3,242)
Stock-based compensation expense (Note 13)	—	—	16,619	—	—	—	16,619
Comprehensive income:
Net income	—	—	—	110,613	—	3,101	113,714
Other comprehensive income	—	—	—	—	(121,186)	34	(121,152)

Balance as of June 30, 2013	229,513,754	$2,294	$1,238,983	$392,595	$(439,458)	$2,208	$1,196,622

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2014	231,262,576	$2,310	$1,268,344	$511,699	$(459,614)	$1,329	$1,324,068
Net settlement on issuance of common shares on exercise of options (Note 13)	1,227,962	12	1,095	—	—	—	1,107
Issuance of common shares under the employee stock purchase plan (Note 13)	77,556	1	1,170	—	—	—	1,171
Net settlement on vesting of restricted share units (Note 13)	125,188	1	(861)	—	—	—	(860)
Net settlement on vesting of performance units (Note 13)	913,939	9	(6,500)	—	—	—	(6,491)
Stock purchased and retired	(17,292,842)	(173)	—	(302,452)	—	—	(302,625)
Expenses related to stock purchase	—	—	—	(2,543)	—	—	(2,543)
Distribution to noncontrolling interest	—	—	—	—	—	(1,371)	(1,371)
Stock-based compensation expense (Note 13)	—	—	11,879	—	—	—	11,879
Comprehensive income:
Net income	—	—	—	99,597	—	156	99,753
Other comprehensive income	—	—	—	—	81,727	(10)	81,717

Balance as of June 30, 2014	216,314,379	$2,160	$1,275,127	$306,301	$(377,887)	$104	$1,205,805

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2014
Operating activities
Net income attributable to Genpact Limited shareholders	$110,613	$99,597
Net income attributable to noncontrolling interest	3,101	156
Net income	$113,714	$99,753
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	27,318	24,994
Amortization of debt issue costs (including loss on extinguishment of debt)	4,392	1,610
Amortization of acquired intangible assets	11,736	12,628
Reserve for doubtful receivables	5,070	1,719
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(14,067)	(807)
Equity-method investment activity, net	(107)	(54)
Stock-based compensation expense	16,619	11,879
Deferred income taxes	1,589	(322)
Others, net	6,087	895
Change in operating assets and liabilities:
Increase in accounts receivable	(25,492)	(15,110)
Increase in other assets	(25,385)	(37,870)
Decrease in accounts payable	(3,060)	(5,222)
Decrease in accrued expenses and other current liabilities	(33,809)	(7,788)
Increase in income taxes payable	18,826	18,939
Increase (Decrease) in other liabilities	4,244	(12,178)

Net cash provided by operating activities	$107,675	$93,066

Investing activities
Purchase of property, plant and equipment	(25,635)	(29,657)
Proceeds from sale of property, plant and equipment	283	129
Short term deposits placed	(36,769)	—
Redemption of short term deposits	36,769	—
Payment for business acquisitions, net of cash acquired	(46,134)	(123,701)
Proceeds from divestiture of business, net of cash divested	(1,049)	—

Net cash used for investing activities	$(72,535)	$(153,229)

Financing activities
Repayment of capital lease obligations	(874)	(896)
Proceeds from long-term debt	121,410	—
Repayment of long-term debt	(119,723)	(3,375)
Proceeds from Short-term borrowings	35,000	195,000
Repayment of Short-term borrowings	—	(20,000)
Proceeds from issuance of common shares under stock-based compensation plans	27,478	8,329
Payment for net settlement of stock-based awards	(7,521)	(14,345)
Payment of earn-out consideration	(2,993)	—
Cost incurred in relation to debt amendment and refinancing	(7,908)	—
Distribution to noncontrolling interest	(3,242)	(1,371)
Expenses related to stock purchase	—	(2,543)
Stock purchased and retired	—	(302,625)

Net cash provided by (used for) financing activities	$41,627	$(141,826)

Effect of exchange rate changes	(16,868)	7,515
Net increase (decrease) in cash and cash equivalents	76,767	(201,989)
Cash and cash equivalents at the beginning of the period	459,228	571,276

Cash and cash equivalents at the end of the period	$519,127	$376,802

Supplementary information
Cash paid during the period for interest	$18,474	$12,828
Cash paid during the period for income taxes	$38,909	$37,176
Property, plant and equipment acquired under capital lease obligation	$1,385	$1,305

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

Nature of Operations

The Company is a global leader in designing, transforming and running business processes and operations, including those that are complex and industry-specific. The Company’s mission is to help clients become more competitive by making their enterprises more intelligent through becoming more adaptive, innovative, globally effective and connected to their own clients. Genpact stands for Generating Impact – visible in better management of risk, regulations, costs and growth for hundreds of long-term clients, including more than 100 of the Fortune Global 500. The Company’s approach is distinctive – it offers an unbiased, agile combination of smarter processes, crystallized in its Smart Enterprise Processes (SEPSM) proprietary framework, along with analytics and technology, which limits upfront investments and enhances future adaptability. The Company has 66,000+ employees in 25 countries with key management and corporate offices in New York City. Behind the Company’s single-minded passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 16 years.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of the General Electric Company (“GE”). On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization,” GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares, pursuant to which the Company and certain of its existing shareholders each sold 17,647,059 shares. On March 24, 2010, the Company completed a secondary offering of its common shares pursuant to which GE’s shareholding in the Company decreased to 9.1% and it ceased to be a significant shareholder, although it continued to be a related party. During the year ended December 31, 2012, GE’s shareholding declined to less than 5.0%, as a result of which GE is no longer considered a related party.

On December 14, 2012, a secondary offering of the Company’s common shares by affiliates of General Atlantic (“GA”) and Oak Hill Capital Partners (“OH”) was completed. Upon the completion of the secondary offering, GA and OH each owned approximately 2.4% of the Company’s common shares outstanding, and they ceased to be significant shareholders and related parties.

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

The noncontrolling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the profits or losses associated with such noncontrolling interest. The noncontrolling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their shares of profit as it is a partnership and, accordingly, noncontrolling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the unaudited interim Consolidated Statements of Income.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the carrying amount of property, plant and equipment, intangibles and goodwill, reserves for doubtful receivables, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, measurements of stock-based compensation, assets and obligations related to employee benefits, and income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of the reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs the qualitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. See Note 9 for information and related disclosures.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 28% and 25% of receivables as of December 31, 2013 and June 30, 2014, respectively. GE accounted for 23% and 21% of revenues for the six months and three months ended June 30, 2013 and 2014, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

A. Acquisitions

Pharmalink Consulting Limited and Pharmalink Consulting Inc.

On May 29, 2014, the Company acquired 100% of the outstanding equity interest in each of Pharmalink Consulting Limited, a company incorporated under the laws of England and Wales, and Pharmalink Consulting Inc., a California corporation, (collectively referred to as “Pharmalink”) for cash consideration of $126,483, subject to adjustment for net debt and working capital. The acquisition agreement provides for contingent earn-out consideration (ranging from $0 to $27,405) which had an estimated fair value of $12,730 as of the acquisition date, based on gross profits and order bookings of sustainable outsourcing contracts for the period from June 1, 2014 to June 30, 2016. The total consideration paid at closing for the Company’s acquisition of Pharmalink was $123,701, net of cash acquired of $2,200.

Pharmalink is a provider of regulatory affairs services to the life sciences industry. With this acquisition, the Company adds regulatory consulting, outsourcing and operations capabilities for clients in the life sciences industry.

The acquisition of Pharmalink has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets and liabilities of Pharmalink are recorded at fair value as of the date of the acquisition. As of the date of these financial statements, the purchase consideration and the allocation for the acquisition are pending final adjustment for working capital and net debt in accordance with the terms of acquisition agreement. The preliminary estimated purchase consideration for Pharmalink is $138,631 including the fair value of earn-out consideration and a preliminary adjustment for working capital and net debt. Further, the Company is evaluating certain tax positions with respect to this acquisition which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. Changes to the preliminary recorded assets and liabilities may result in a corresponding adjustment to goodwill. The measurement period will not exceed one year from the acquisition date.

The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

Preliminary estimated purchase price	$138,631
Acquisition related costs included in selling, general and administrative expenses as incurred	1,977
Recognized amounts of identifiable assets acquired and liabilities assumed
Net assets acquired (excluding intangible assets and deferred tax asset/(liability), net)	7,174
Intangible assets	29,923
Deferred tax asset/(liability), net	(8,419)
Total identifiable net assets acquired	28,678
Goodwill	$109,953
Total	$138,631

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (continued)

The fair value of the net assets acquired includes trade receivables with a fair value of $11,897. The gross amount due is $12,075, of which $178 is expected to be uncollectible. Goodwill, representing the excess of the preliminary estimated purchase price over the net assets acquired, has been allocated to the India reporting unit and is not deductible for tax purposes. The amortizable intangible assets acquired are being amortized over their estimated useful lives using a method of amortization that reflects the expected pattern in which the economic benefits of the intangible assets will be consumed or otherwise realized. The intangible assets consist of customer related and marketing related intangible assets with a weighted average amortization period of 6 years.

The results of operations of Pharmalink and the fair value of its assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from May 29, 2014, the date of acquisition.

B. Earn-out consideration

The terms of the acquisition agreements for certain business acquisitions provided for payment of additional earn-out consideration if certain future events or conditions are met. These earn-outs were recorded as liabilities based on their fair values as of the acquisition dates. The Company evaluates the fair value of earn-out consideration for the respective acquisitions for changes at each reporting period and records the corresponding changes in “Other operating (income) expense, net” in the Consolidated Statements of Income. The company recorded a decrease in the fair value of earn-out consideration for the three months ended June 30, 2013 and June 30, 2014 of $2,324 and $556 respectively, and for the six months ended June 30, 2013 and June 30, 2014 of $2,271 and $2,198 respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2013 and June 30, 2014 comprise:

	As of December 31, 2013	As of June 30, 2014
Deposits with banks	$123,545	$78,797
Other cash and bank balances	447,731	298,005

Total	$571,276	$376,802

Cash and cash equivalents as of December 31, 2013 and June 30, 2014 include restricted cash balances of $861 and $776, respectively. Restrictions primarily consist of margin balances against bank guarantees and deposits for foreign currency advances on which the bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the reserve for doubtful receivables recorded by the Company:

	As of December 31, 2013	As of June 30, 2014
Opening Balance as of January 1	$9,073	$16,560
Additions due to acquisitions	—	178
Additions charged to cost and expense	11,420	1,719
Deductions	(3,933)	(1,681)

Closing Balance	$16,560	$16,776

Accounts receivable were $521,677 and $547,893, and the reserves for doubtful receivables were $16,560 and $16,776, resulting in net accounts receivable balances of $505,117 and $531,117, each as of December 31, 2013 and June 30, 2014, respectively. In addition, accounts receivable due after one year of $15,844 and $11,494 as of December 31, 2013 and June 30, 2014, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $403 and $24 as of December 31, 2013 and June 30, 2014, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2013 and June 30, 2014:

	As of December 31, 2013
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$7,963	$—	$7,963	$—

Total	$7,963	$—	$7,963	$—

Liabilities
Derivative instruments (Note b)	$213,941	$—	$213,941	$—

Total	$213,941	$—	$213,941	$—

	As of June 30, 2014
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$20,827	$—	$20,827	$—

Total	$20,827	$—	$20,827	$—

Liabilities
Derivative instruments (Note b)	$131,796	$—	$131,796	$—

Total	$131,796	$—	$131,796	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The Company values its derivative instruments based on market observable inputs including both forward and spot prices for the respective currencies. The quotes are taken from an independent market database.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks or other financial institutions, and the Company considers the risk of non-performance by the counterparties not to be material. The forward foreign exchange contracts mature between zero and sixty-six months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2013	As of June 30, 2014	As of December 31, 2013	As of June 30, 2014
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,143,000	$1,333,800	$(203,822)	$(101,349)
United States Dollars (sell) Mexican Peso (buy)	9,000	12,120	(268)	90
United States Dollars (sell) Philippines Peso (buy)	52,200	81,300	(2,357)	222
Euro (sell) United States Dollars (buy)	43,779	61,141	(2,434)	(859)
Euro (sell) Hungarian Forints (buy)	4,121	2,045	131	(1)
Euro (sell) Romanian Leu (buy)	61,977	104,129	1,751	3,162
Japanese Yen (sell) Chinese Renminbi (buy)	30,731	54,983	1,970	(2,322)
Pound Sterling (sell) United States Dollars (buy)	94,338	120,890	(4,312)	(5,944)
Australian Dollars (sell) United States Dollars (buy)	85,156	121,156	3,363	(3,968)

			$(205,978)	$(110,969)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.
(b)	Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchase of services. In addition to this program, the Company has derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge foreign exchange risks related to balance sheet items such as receivables and intercompany borrowings denominated in currencies other than the underlying functional currency.

The fair value of the derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2013	As of June 30, 2014	As of December 31, 2013	As of June 30, 2014
Assets
Prepaid expenses and other current assets	$6,098	$9,979	$—	$75
Other assets	$1,865	$10,773	$—	$—
Liabilities
Accrued expenses and other current liabilities	$83,667	$65,360	$26	$1,028
Other liabilities	$130,248	$65,408	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended June 30,						Six months ended June 30,
	2013			2014			2013			2014
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(134,217)	$49,061	$(85,156)	$(146,314)	$50,966	$(95,348)	$(163,756)	$59,070	$(104,686)	$(205,952)	$72,612	$(133,340)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(13,645)	5,382	(8,263)	(12,654)	4,472	(8,182)	(20,885)	8,302	(12,583)	(25,054)	8,828	(16,226)
Changes in fair value of effective portion of outstanding derivatives, net	(86,801)	29,560	(57,241)	23,644	(7,238)	16,406	(64,502)	22,471	(42,031)	70,882	(24,528)	46,354

Gain (loss) on cash flow hedging derivatives, net	(73,156)	24,178	(48,978)	36,298	(11,710)	24,588	(43,617)	14,169	(29,448)	95,936	(33,356)	62,580

Closing balance as of June 30	$(207,373)	$73,239	$(134,134)	$(110,016)	$39,256	$(70,760)	$(207,373)	$73,239	$(134,134)	$(110,016)	$39,256	$(70,760)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Six months ended June 30,			Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2013	2014		2013	2014	2013	2014		2013	2014	2013	2014
Forward foreign exchange contracts	$(64,502)	$70,882	Revenue	$2,386	$(1,832)	$3,367	$(2,502)	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(13,007)	(8,439)	(19,616)	(17,837)
			Selling, general and administrative expenses	(3,024)	(2,383)	(4,636)	(4,715)

	$(64,502)	$70,882		$(13,645)	$(12,654)	$(20,885)	$(25,054)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2013	2014	2013	2014
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$13,586	$290	$9,585	$263

		$13,586	$290	$9,585	$263

(a)	These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2013	As of June 30, 2014
Property, plant and equipment, gross	$502,893	$531,982
Less: Accumulated depreciation and amortization	(329,689)	(355,700)

Property, plant and equipment, net	$173,204	$176,282

Depreciation expense on property, plant and equipment for the six months ended June 30, 2013 and 2014 was $23,417 and $21,657, respectively, and for the three months ended June 30, 2013 and 2014 was $11,984 and $10,909, respectively. The amount of computer software amortization for the six months ended June 30, 2013 and 2014 was $5,103, and $4,408, respectively, and for the three months ended June 30, 2013 and 2014 was $2,546 and $2,252, respectively.

The depreciation and amortization expense set forth above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $1,202 and $1,071 for the six months ended June 30, 2013 and 2014, respectively, and $791 and $508 for the three months ended June 30, 2013 and 2014, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Goodwill and intangible assets

The following table presents changes in goodwill for the year ended December 31, 2013 and six months ended June 30, 2014:

	As of December 31, 2013	As of June 30, 2014
Opening balance	$956,064	$953,849
Goodwill relating to acquisitions consummated during the period	37,918	109,953
Goodwill relating to divestitures consummated during the period	(3,450)	—
Impact of measurement period adjustments	(362)	—
Effect of exchange rate fluctuations	(36,321)	8,268

Closing balance	$953,849	$1,072,070

The total amount of goodwill deductible for tax purposes is $38,512 and $37,015 as of December 31, 2013 and June 30, 2014, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2013			As of June 30, 2014
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$288,983	$213,878	$75,105	$312,061	$222,345	$89,716
Marketing-related intangible assets	37,919	20,545	17,374	43,626	22,320	21,306
Contract-related intangible assets	1,121	1,121	—	1,152	1,152	—
Other intangible assets	9,124	2,487	6,637	14,947	3,574	11,373

	$337,147	$238,031	$99,116	$371,786	$249,391	$122,395

Amortization expenses for intangible assets for the six months ended June 30, 2013 and 2014 were $11,736 and $12,628, respectively, and for the three months ended June 30, 2013 and 2014 were $6,185 and $6,610, respectively, and are disclosed in the consolidated statements of income under amortization of acquired intangible assets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2013 and June 30, 2014, the limits available were $13,906 and $14,059, respectively, out of which $6,689 and $7,529 was utilized, constituting non-funded drawdown.

(b)	A fund-based and non-fund based revolving credit facility of $250,000, which was initially entered into in August 2012 and which was amended in June 2013 as described in note 11 below. A portion of this amount was initially used to fund the special cash dividend paid in September 2012 and for the acquisition of Jawood Business Process Solutions, LLC and Felix Software Solutions Private Limited in February 2013. As of December 31, 2013 and June 30, 2014, a total of $4,397 and $177,224, respectively, was utilized, of which $0 and $175,000, respectively, constituted funded drawdown and $4,397 and $2,224, respectively, constituted non-funded drawdown. This facility expires in August 2017. The funded drawdown amount bears interest at LIBOR plus a margin of 2.50% as of both December 31, 2013 and June 30, 2014. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets of the Company, and the credit agreement contains certain covenants, including a maximum leverage covenant that becomes effective only if the revolving facility is drawn for $50,000 or more. During the six months ended June 30, 2014, the Company was in compliance with all of the financial covenants.

11. Long-term debt

In August 2012, the Company obtained credit facilities aggregating $925,000 from a consortium of financial institutions to (i) finance the repayment of the balance outstanding under the previous credit facility of $380,000, (ii) fund a portion of its special cash dividend, and (iii) for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit agreement provides for a term loan of $675,000 and a revolving credit facility of $250,000.

In June 2013, the Company amended this credit facility. Under the amended facility, the applicable margin on the term loan and the revolving credit facility was reduced from 3.25% p.a. to 2.75% p.a. and 2.50% p.a., respectively. In addition, the LIBOR floor on the term loan was reduced from 1% to 0.75%. As of the amendment date, the gross outstanding term loan amounted to $671,625. The amendment did not result in a substantial modification of $553,589 of the outstanding term loan under the previous credit facility. In connection with the amendment, the Company extinguished $118,036 of the outstanding term loan under the previous credit facility amounting to $118,036 and obtained additional funding amounting to $121,410, increasing the total term loan outstanding to $675,000. As a result, the Company expensed $3,103, which represented a partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to the lenders in respect of the extinguished amount. The overall borrowing capacity under the revolving facility did not change. The amendment of the revolving facility resulted in the accelerated amortization of $54 relating to an existing unamortized debt issuance cost. The remaining unamortized costs and an additional third-party fee paid in connection with the amendment of the term loan and revolving facility will be amortized over the term of the term loan and revolving facility, which end on August 30, 2019 and August 30, 2017, respectively.

As of December 31, 2013 and June 30, 2014, the outstanding term loan, net of debt amortization expense of $13,761 and $12,524, was $657,864 and $655,726, respectively. As of December 31, 2013 and June 30, 2014, the term loan bears interest at LIBOR (LIBOR floor of 0.75%) plus an applicable margin of 2.75% p.a. Indebtedness under the loan agreement is secured by certain assets of the Company. The amount outstanding on the term loan as of June 30, 2014 will be repaid through quarterly payments of 0.25% of the principal amount of $675,000, and the balance will be repaid upon the maturity of the term loan on August 30, 2019.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2014	$2,125
2015	4,288
2016	4,306
2017	4,338
2018	4,363
2019	636,306

$655,726

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

Net defined benefit plan costs for the three months and six months ended June 30, 2013 and 2014 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Service costs	$810	$1,226	$1,746	$2,416
Interest costs	436	638	887	1,257
Amortization of actuarial loss	283	81	450	159
Expected return on plan assets	(209)	(464)	(429)	(911)

Net Gratuity Plan costs	$1,320	$1,481	$2,654	$2,921

Defined contribution plans

During the three months and six months ended June 30, 2013 and 2014, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
India	$3,784	$4,107	$7,489	$7,682
U.S.	694	1,039	1,941	2,630
U.K.	571	856	947	1,401
Hungary	6	—	12	4
China	3,413	3,381	6,882	6,918
Mexico	6	2	20	10
Morocco	21	—	51	2
South Africa	57	54	126	101
Hong Kong	5	4	11	9
Netherlands	726	641	1,082	1,270
Philippines	4	3	8	6
Singapore	3	15	6	24
Japan	445	470	966	949

Total	9,735	10,572	19,541	21,006

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

Stock-based compensation costs relating to the foregoing plans during the six months ended June 30, 2013 and 2014 were $16,503 and $11,735, respectively, and for the three months ended June 30, 2013 and 2014 were $10,022 and $6,834, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the six months ended June 30, 2013 and 2014.

	Six months ended June 30, 2013	Six months ended June 30, 2014
Dividend Yield	0%	0%
Expected life (in months)	84	84
Risk free rate of interest	1.55%	2.29%
Volatility	39.39%	38.34%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Stock-based compensation (Continued)

Stock Options

A summary of stock option activity during the six months ended June 30, 2014 is set out below:

	Six months ended June 30, 2014
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2014	11,102,163	$12.40	5.2	—
Granted	210,000	16.78	—	—
Forfeited	(250,673)	19.20	—	—
Expired	(27,228)	12.32	—	—
Exercised*	(1,577,037)	4.54	—	20,486

Outstanding as of June 30, 2014	9,457,225	$13.63	5.2	$43,614

Vested as of June 30, 2014 and expected to vest thereafter (Note a)	9,165,987	$13.37	5.2	$43,579
Vested and Exercisable as of June 30, 2014	5,888,115	$10.24	3.0	$42,896
Weighted average grant date fair value of grants during the period	$16.78

(a)	Options expected to vest reflect an estimated forfeiture rate.
*	Out of this, 1,000,000 options have been net settled upon exercise by issuing 650,925 shares (net of minimum statutory withholding taxes).

As of June 30, 2014, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $21,080, which will be recognized over the weighted average remaining requisite vesting period of 3.5 years.

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

A summary of RSUs granted during the six months ended June 30, 2014 is set out below:

	Six months ended June 30, 2014
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2014	871,772	$13.96
Granted	83,778	15.12
Vested*	(131,828)	13.92
Forfeited	(44,636)	13.67

Outstanding as of June 30, 2014	779,086	$14.11

Expected to vest (Note a)	718,789

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
*	Vested RSUs were net settled upon vesting by issuing 81,583 shares (net of minimum statutory withholding taxes).

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Stock-based compensation (Continued)

44,286 RSUs vested as of December 31, 2012, the shares in respect of which became issuable on December 31, 2013. 43,605 shares were issued in January 2014 after withholding shares to the extent of the minimum statutory withholding taxes.

61,057 RSUs vested in the year ended December 31, 2013, the shares in respect of which are issuable on December 31, 2014 after withholding shares to the extent of the minimum statutory withholding taxes.

As of June 30, 2014, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $7,516, which will be recognized over the weighted average remaining requisite vesting period of 1.3 years.

Performance Units

The Company has granted stock awards in the form of Performance Units, or PUs, under the 2007 Omnibus Plan. Each PU represents the right to receive one common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff or graded vesting. For awards with cliff vesting, the compensation expense is recognized on a straight-line basis over the vesting terms, and for awards with graded vesting, the compensation expense is recognized over the vesting term of each separately vesting portion. Over the performance period, the number of shares to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the six months ended June 30, 2014 is set out below:

	Six months ended June 30, 2014
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2014	3,913,733	$16.44	6,149,018
Granted	1,337,750	16.78	2,729,125
Vested*	(139,930)	12.04	(139,930)
Forfeited**	(2,540,124)	17.69	(2,540,124)
Addition due to achievement of higher than target performance goals*	139,930	12.04
Reduction due to achievement of lower than maximum performance goals***			(2,095,355)

Outstanding as of June 30, 2014	2,711,359	$15.44	4,102,734

Expected to vest (Note a)	2,605,923

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Stock-based compensation (Continued)

(a)	PUs expected to vest are based on the probable achievement of performance targets after considering an estimated forfeiture rate.

*	Represents an additional award of 122,490 and 17,440 shares for the PUs granted in March 2011 and June 2011, respectively, as a result of achievement of higher than target performance as certified by the compensation committee based on the Company’s audited financial statements.

697,853 and 432 shares, including the additional awards, were issued in March 2014 and April 2014 with respect to grants made in March 2011, and 77,619 shares, including the additional awards, were issued in March 2014 with respect to grants made in June 2011, after withholding shares to the extent of the minimum statutory withholding taxes.

**	Includes 251,427 shares underlying PUs granted in May 2011, 1,244,507 shares underlying PUs granted in March 2013 and 630,000 shares underlying PUs granted in May 2013, all of which were forfeited due to non-fulfillment of the performance conditions as certified by the compensation committee based on the Company’s audited financial statements.

***	Represents a reduction of 333,002 and 39,285 of the maximum shares eligible to vest for PUs granted in March 2011 and June 2011, respectively, as a result of the compensation committee’s certification of the level of achievement of the performance conditions based on the Company’s audited financial statements. Also includes a reduction of 616,568 shares for grants made in March 2013, 985,500 shares for grants made in May 2013 and 121,000 shares for grants made in May 2011, due to non-fulfillment of the performance conditions as certified by the compensation committee based on the Company’s audited financial statements.

For the PUs granted in August 2010, vesting for the year ended December 31, 2012 took place at 122.2% of the target shares, or 231,029 shares, based on the compensation committee’s certification of achievement of the performance goals for the performance period based on the Company’s audited consolidated financial statements. 138,035 shares underlying such PUs were issued in January 2014 after withholding shares to the extent of the minimum statutory withholding taxes.

As of June 30, 2014, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $23,502, which will be recognized over the weighted average remaining requisite vesting period of 2.2 years.

Under the 2007 Omnibus Plan, the definition of change of control includes the acquisition by any person, corporation or other entity or group other than GA, OH, GE or any of their affiliates of 25% or more of the voting securities of the Company. The purchase by Bain Capital of Company shares from GA and OH would have constituted a change of control under the 2007 Omnibus Plan resulting in (1) accelerated vesting of the PUs granted in August 2010 to the former CEO (who since assumed the role of Non-Executive Vice-Chairman) and the PUs granted to the Company’s Chief Executive Officer in June 2011 and March 2012, (2) “double-trigger” vesting of the outstanding PUs granted in March 2010 and March 2011 based on an abbreviated performance period ending with the close of the Company’s fiscal quarter coincident with or immediately preceding the effective date of the Change of Control in the event of a termination without cause in the twenty-four months following a change of control and (3) “double-trigger” vesting of the outstanding PUs granted in March 2012 based on target performance in the event of a termination without cause in the twenty-four months following a change of control. Because the Board of Directors determined that Bain Capital’s purchase of Company shares from GA and OH was not the type of transaction intended to constitute a change of control, it amended the 2007 Omnibus Plan to provide that the contemplated transaction among Bain Capital, GA and OH would not constitute a change of control thereunder. In addition, the CEO and Non-Executive Vice-Chairman waived any accelerated vesting of their PUs and the affected employees consented to the amendment of the change of control definition. As a result of the foregoing, all such PUs will continue to vest in accordance with their original terms.

The amendment to the 2007 Omnibus Plan constituted a modification to the PUs effective as of October 25, 2012, as a result of which 123 employees were affected and an incremental compensation cost of $5,500 was determined and will be recognized over a weighted average period of 1.85 years. The incremental compensation cost due to this modification was a result of considering the original performance period in determining expected vesting as against the abbreviated performance period for 2010 and 2011 grants and vesting at target for 2012 performance grants.

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

The ESPP allows eligible employees to purchase the Company’s common shares through payroll deduction at 90% of the fair value of a Company common share on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP must not exceed the greater of 15% of the participating employee’s base salary or $25 per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day in the subsequent May, August, November and February of each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the six months ended June 30, 2013 and 2014, 53,671 and 77,556 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the six months ended June 30, 2013 and 2014 was $116 and $144, respectively, and for the three months ended June 30, 2013 and 2014 was $71 and $72, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

14. Capital Stock

Share Purchase

On April 8, 2014, the Company purchased 17,292,842 of its common shares at $17.50 per share for an aggregate cash amount of approximately $302,625 pursuant to the Company’s modified “Dutch Auction” self-tender offer announced on March 5, 2014. Under the terms of the offer, the Company was authorized to purchase up to $300,000 of its common shares. The number of shares accepted for purchase included the Company’s exercise of its right to upsize the offer by up to 2% of the Company’s shares then outstanding. The purchased shares have been retired.

Any purchase by the Company of its common shares is accounted for when the transaction is settled. There were no unsettled share purchases as of June 30, 2014. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares. For the six months ended June 30, 2013 and 2014, $0 and $2,543, respectively, were deducted from retained earnings as direct costs related to share purchases.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,749,000 and 3,416,262 for the six months ended June 30, 2013 and 2014, respectively, and 3,483,000 and 3,452,761 for the three months ended June 30, 2013 and 2014, respectively.

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Net income available to Genpact Limited common shareholders	$63,876	$48,984	$110,613	$99,597
Weighted average number of common shares used in computing basic earnings per common share	229,237,503	217,541,960	228,232,364	224,817,938
Dilutive effect of stock-based awards	6,091,800	3,967,907	6,242,663	4,574,821

Weighted average number of common shares used in computing dilutive earnings per common share	235,329,303	221,509,867	234,475,027	229,392,759

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.28	$0.23	$0.48	$0.44
Diluted	$0.27	$0.22	$0.47	$0.43

16. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Personnel expenses	$229,107	$229,976	$447,542	$457,003
Operational expenses	91,213	99,067	172,659	185,488
Depreciation and amortization	12,394	11,082	24,239	21,923

	$332,714	$340,125	$644,440	$664,414

17. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Personnel expenses	$85,671	$101,182	$167,799	$190,688
Operational expenses	30,596	39,454	59,547	70,383
Depreciation and amortization	2,136	2,079	4,281	4,142

	$118,403	$142,715	$231,627	$265,213

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

18. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Other operating (income) expense	$(554)	$(334)	$(1,209)	$(554)
Provision for impairment of capital work in progress / property, plant and equipment	2,392	—	2,392	—
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(2,324)	(556)	(2,271)	(2,198)

Other operating (income) expense, net	$(486)	$(890)	$(1,088)	$(2,752)

19. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Interest income	$4,486	$626	$9,759	$1,985
Interest expense*	(12,789)	(7,648)	(22,727)	(15,409)
Provision (created) reversed for loss on divestitures	(2,945)	—	(3,661)	—
Other income (expense)	709	517	979	386

Other income (expense), net	$(10,539)	$(6,505)	$(15,650)	$(13,038)

*	The six months and three months ended June 30, 2013 include $3,157, representing partial acceleration of the amortization of debt issuance costs and an additional fee paid to lenders in connection with the amendment of the credit facility as described in Note 11.

20. Income taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

As of December 31, 2013, the Company had unrecognized tax benefits amounting to $21,832, including an amount of $20,901 that, if recognized, would impact the effective tax rate.

The following table summarizes the activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2014 to June 30, 2014:

Opening Balance at January 1	$21,832
Increase related to prior year tax positions, including recorded in acquisition accounting	1,289
Decrease related to prior year tax positions	(864)
Effect of exchange rate changes	492

Closing Balance at June 30	$22,749

The unrecognized tax benefits as of June 30, 2014 include an amount of $21,819 that, if recognized, would impact the effective tax rate. As of December 31, 2013 and June 30, 2014, the Company has accrued approximately $3,373 and $3,338, respectively, in interest relating to unrecognized tax benefits. During the year ended December 31, 2013 and six months ended June 30, 2014, the company recognized approximately $(50) and $(27), respectively, in interest expense. As of December 31, 2013 and June 30, 2014, the Company has accrued approximately $350 and $570, respectively, for penalties.

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the six months ended June 30, 2013 and 2014, the Company recognized net revenues of $381 and $0, respectively, and for the three months ended June 30, 2013 and 2014, the Company recognized net revenues of $190 and $0, respectively, from a client who is an affiliate of a significant shareholder of the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

21. Related party transactions (Continued)

For the six months ended June 30, 2013 and 2014, the Company recognized net revenues of $0 and $142, respectively, and for the three months ended June 30, 2013 and 2014, the Company recognized net revenues of $0 and $71, respectively, from a client who is a significant shareholder of the Company.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included in cost of revenue. For the six months ended June 30, 2013 and 2014, cost of revenue includes an amount of $964 and $973, respectively, and for the three months ended June 30, 2013 and 2014, cost of revenue includes an amount of $544 and $440, respectively, attributable to the cost of services from the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included in selling, general and administrative expenses. For the six months ended June 30, 2013 and 2014, selling, general and administrative expenses includes an amount of $221 and $303, respectively, and for the three months ended June 30, 2013 and 2014, selling, general and administrative expenses includes an amount of $130 and $166, respectively, attributable to the cost of services from the Company’s non-consolidating affiliates.

22. Commitments and contingencies

Capital commitments

As of December 31, 2013 and June 30, 2014, the Company has committed to spend $4,491 and $6,051, respectively, under agreements to purchase property, plant and equipment. These amounts are net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,086 and $9,753 as of December 31, 2013 and June 30, 2014, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements governing such guarantees.

Other commitments

The Company’s business process delivery centers in India are 100% export oriented units or Software Technology Parks of India (“STPI”) units under the STPI guidelines issued by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, this discussion includes forward-looking statements and information that involve risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part 1, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect”, “anticipate”, “intend”, “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These forward looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political, economic or business conditions in countries where we have operations or where our clients operate;

•	expected spending on business process management and information technology services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States and Europe;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	our ability to maintain pricing and asset utilization rates;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	increases in wages in locations in which we have operations;

•	our relative dependence on the General Electric Company (GE);

•	financing terms, including, but not limited to, changes in the London Interbank Offered Rate, or LIBOR;

•	restrictions on visas for our employees traveling to North America and Europe;

•	fluctuations in exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Guatemalan quetzal, Mexican peso, Moroccan dirham, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, United Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Canadian dollar, Colombian peso, Peruvian nuevo, Taiwan dollar, Saudi Arabian riyal, Indonesian rupiah and Thai bhat;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process and technology management services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	further deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

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

Overview

We are a global leader in designing, transforming and running business processes and operations, including those that are complex and industry-specific. Our mission is to help clients become more competitive by making their enterprises more intelligent by becoming more adaptive, innovative, globally effective and connected to their own clients. Genpact stands for Generating Impact—visible in tighter cost management as well as better management of risk, regulations and growth for hundreds of long-term clients including more than 100 of the Fortune Global 500. Our approach is distinctive—we offer an unbiased, agile combination of smarter processes, crystallized in our Smart Enterprise Processes (SEP) proprietary framework, along with analytics and technology, which limits upfront investments and enhances future adaptability. We have a global critical mass—66,000+ employees in 25 countries with key management and corporate offices in New York City—while remaining flexible and collaborative, and a management team that drives client partnerships personally. Our history is unique—behind our single-minded passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 16 years.

In the quarter ended June 30, 2014, we had net revenues of $561.6 million, of which $441.8 million, or 78.7%, was from clients other than GE, which we refer to as Global Clients, with the remaining $119.8 million, or 21.3%, from GE.

In the 12 months ending June 30, 2014, Genpact grew client relationships with revenues over $5 million to 85 from 81 as of June 30, 2013. This includes client relationships with more than $15 million in annual revenue increasing to 27 from 26, and client relationships with more than $25 million in annual revenue increasing to 14 from 12.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Acquisitions

In May 2014, we acquired 100% of the outstanding equity interest in each of Pharmalink Consulting Limited and Pharmalink Consulting Inc. (collectively referred to as “Pharmalink”), providers of regulatory affairs services to the life sciences industry, for cash consideration of $126.5 million, subject to adjustment for net debt and working capital. The acquisition agreement also provides for contingent earn-out consideration (ranging from $0 to $27.4 million) which had an estimated fair value of $12.7 million as of the acquisition date. This acquisition gives us regulatory consulting, outsourcing and operations capabilities for our clients in the life sciences industry. Goodwill of $110.0 million, representing the excess of the preliminary estimated purchase price over the net assets acquired, has been allocated to our India reporting unit.

Earn-out consideration

The terms of the acquisition agreements for certain business acquisitions provide for payment of additional earn-out consideration if certain future events or conditions are met. These earn-outs were recorded as liabilities based on their fair values as of the acquisition dates. We evaluate the fair value of earn-out consideration for the respective acquisitions for changes at each reporting period and record the corresponding changes in “Other operating (income) expense, net” in the Consolidated Statements of Income. We recorded a decrease in the fair value of earn-out consideration for the three months ended June 30, 2013 and June 30, 2014 of $2.3 million and $0.6 million respectively, and for the six months ended June 30, 2013 and June 30, 2014 of $2.3 million and $2.2 million respectively.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three months and six months ended June 30, 2013 and 2014.

					Percentage Change Increase/(Decrease)
					Three	Six
					months	months
					ended	ended
					June 30,	June 30,
	Three months ended June 30,		Six months ended June 30,		2014 vs.	2014 vs.
	2013	2014	2013	2014	2013	2013
	(dollars in millions)		(dollars in millions)
Net revenues—GE*	$121.6	$119.8	$238.7	$230.0	(1.5)%	(3.6)%
Net revenues—Global Clients*	413.2	441.8	800.0	859.8	6.9%	7.5%

Total net revenues	534.8	561.6	1,038.7	1,089.8	5.0%	4.9%

Cost of revenue	332.7	340.1	644.4	664.4	2.2%	3.1%

Gross profit	202.1	221.5	394.2	425.4	9.6%	7.9%

Gross profit margin	37.8%	39.4%	38.0%	39.0%

Operating expenses:
Selling, general and administrative expenses	118.4	142.7	231.6	265.2	20.5%	14.5%
Amortization of acquired intangible assets	6.2	6.6	11.7	12.6	6.9%	7.6%
Other operating (income) expense, net	(0.5)	(0.9)	(1.1)	(2.8)	83.1%	152.9%

Income from operations	78.0	73.1	151.9	150.3	(6.3)%	(1.1)%
Income from operations as a percentage of total net revenues	14.6%	13.0%	14.6%	13.8%
Foreign exchange (gains) losses, net	(17.2)	3.8	(13.8)	7.4	(122.3)%	(153.8)%
Other income (expense), net	(10.5)	(6.5)	(15.7)	(13.0)	(38.3)%	(16.7)%

Income before equity method investment activity, net and income tax expense	84.6	62.7	150.1	129.8	(25.9)%	(13.5)%
Equity method investment activity, net	(0.1)	(0.0)	(0.1)	(0.1)	(46.0)%	(49.5)%

Income before income tax expense	84.7	62.8	150.2	129.9	(25.9)%	(13.5)%
Income tax expense	19.2	13.9	36.5	30.1	(28.0)%	(17.4)%

Net income	65.5	48.9	113.7	99.8	(25.3)%	(12.3)%
Net income attributable to noncontrolling interest	1.6	(0.1)	3.1	0.2	(105.3)%	(95.0)%

Net income attributable to Genpact Limited shareholders	$63.9	$49.0	$110.6	$99.6	(23.3)%	(10.0)%

Net income attributable to Genpact Limited shareholders as a percentage of total net revenues	11.9%	8.7%	10.6%	9.1%

*	Net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Client net revenues post-divestiture.

“Net revenues—Global Clients” for the six months and three months ended June 30, 2013 disclosed in the foregoing table includes net revenues earned from a client who is an affiliate of a significant shareholder of the Company. “Net revenues—Global Clients” for the six months and three months ended June 30, 2014 disclosed in the foregoing table includes net revenues earned from a client who is a significant shareholder of the Company as described in note 21 in Part I—Financial Statements.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net revenues. Our net revenues were $561.6 million in the second quarter of 2014, up $26.8 million, or 5.0%, from $534.8 million in the second quarter of 2013. Foreign exchange had an adverse impact on our net revenues in the second quarter of 2014. Adjusted for the same, our net revenues grew 5.6% compared to the second quarter of 2013. The growth in net revenues was primarily due to an increase in business process outsourcing, or BPO, services delivered to our Global Clients, an increase in information technology, or IT, services delivered to our Global Clients and GE, and to the acquisition of Pharmalink, which we refer to as our “regulatory affairs acquisition.” Our annualized net revenue per employee for the second quarter of 2014 was $35,600, compared to $36,700 in the second quarter of 2013. The moderate decline in revenue per employee is due in part to an increase in the personnel required for large, transformational deals, particularly during the extended transition periods associated with these complex engagements. Our average headcount increased to approximately 63,800 in the second quarter of 2014 from approximately 58,300 in the second quarter of 2013.

	Three months ended June 30,		Percentage change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
BPO Services	$401.8	$424.8	5.7%
IT Services	133.0	136.8	2.9

Total net revenues	$534.8	$561.6	5.0%

Net revenues from BPO services for the second quarter of 2014 were $424.8 million, up $23.0 million, or 5.7%, from $401.8 million in the second quarter of 2013. This increase was primarily due to an increase in revenues from our Global Clients, particularly for finance and accounting services and consulting services, and to the acquisition of Pharmalink in the second quarter of 2014. Net revenues from IT services were $136.8 million in the second quarter of 2014, up $3.8 million, or 2.9%, from $133.0 million in the second quarter of 2013 as a result of an increase in revenues from our Global Clients and GE.

Net revenues from BPO services as a percentage of total net revenues increased to 75.6% in the second quarter of 2014 from 75.1% in the second quarter of 2013 with a corresponding decline in the percentage of total net revenues attributable to IT services.

	Three months ended June 30,		Percentage change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
GE	$121.6	$119.8	(1.5)%
Global Clients	413.2	441.8	6.9

Total net revenues	$534.8	$561.6	5.0%

Net revenues from Global Clients in the second quarter of 2014 were $441.8 million, up $28.6 million, or 6.9%, from $413.2 million in the second quarter of 2013. This increase was primarily a result of growth in the consumer packaged goods, life sciences, insurance and capital markets verticals. BPO and IT services revenues from Global Clients grew by 8.8% and 1.6%, respectively.

Net revenues from GE were $119.8 million in the second quarter of 2014, down $1.8 million, or 1.5%, from the second quarter of 2013 as a result of a 4.1% decrease in BPO services revenues from, and divestitures by, GE. This decrease was partially offset by an increase in IT services revenues from GE, which grew by 8.3% in the second quarter of 2014 compared to the second quarter of 2013. Net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Client net revenues post-divestiture. Net revenues from GE in the second quarter of 2014, after excluding net revenues from such dispositions by GE, decreased by 1.2% from the second quarter of 2013. Net revenues from GE as a percentage of our total net revenues declined from 22.7% in the second quarter of 2013 to 21.3% in the second quarter of 2014.

Net revenues by geographic region based on the location of our service delivery centers are as follows:

			Percentage change
	Three months ended June 30,		Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
India	$350.8	$370.0	5.5%
Americas	75.0	75.1	0.1
Asia, other than India	54.9	56.4	2.6
Europe	54.0	60.2	11.3

Total net revenues	$534.8	$561.6	5.0%

Net revenues grew in all of our geographic regions in the second quarter of 2014. Net revenues from service delivery centers located in Europe contributed $60.2 million to total net revenues in the second quarter of 2014, up 11.3% from the second quarter of 2013. Approximately $1.2 million of this increase was attributable to the regulatory affairs acquisition in the second quarter of 2014. Net revenues attributable to India-based service delivery centers were $370.0 million in the second quarter of 2014, up 5.5% from the second quarter of 2013. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from service delivery centers outside India that are managed by India-based service delivery leaders or at clients’ premises outside India by personnel normally based in India. Net revenues from service delivery centers located in Asia, other than India, contributed $56.4 million to total net revenues in the second quarter of 2014, up 2.6% from the second quarter of 2013. The balance of net revenues, which is attributable to service delivery centers located in the Americas, was $75.1 million in the second quarter of 2014, marginally up 0.1% from the second quarter of 2013.

Cost of revenue and gross profit. The following table sets forth the components of our cost of revenue and the resulting gross profit:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2013	2014	2013	2014
	(dollars in millions)
Personnel expenses	$229.1	$230.0	42.8%	40.9%
Operational expenses	91.2	99.1	17.1	17.6
Depreciation and amortization	12.4	11.1	2.3	2.0

Cost of revenue	$332.7	$340.1	62.2%	60.6%

Gross Profit	$202.1	$221.5	37.8%	39.4%

Cost of revenue as a percentage of total net revenues decreased from 62.2% in the second quarter of 2013 to 60.6% in the second quarter of 2014 primarily due to higher operational efficiencies and the effects of foreign exchange volatility, which reflect the net impact of gains and losses on our foreign currency hedges and the U.S. dollar-translation, for reporting purposes, of the income statements of certain subsidiaries whose functional currencies are other than the U.S. dollar. The impact of these factors was partially offset by wage inflation.

Cost of revenue for the second quarter of 2014 was $340.1 million, up $7.4 million, or 2.2%, from the second quarter of 2013. Of this increase, approximately $2.7 million, or 35.6%, is attributable to the regulatory affairs acquisition in the second quarter of 2014. Wage inflation, an increase in personnel expenses due to an increase in our operational headcount and increased use of subcontractors for service delivery also contributed to higher cost of revenue in the second quarter of 2014 compared to the second quarter of 2013.

Personnel expenses. Personnel expenses as a percentage of total net revenues decreased from 42.8% in the second quarter of 2013 to 40.9% in the second quarter of 2014, primarily as a result of improved operational efficiencies, including effective deployment and utilization of supervisory personnel and the increased use of subcontractors for service delivery. Personnel expenses for the second quarter of 2014 were $230.0 million, up $0.9 million, or 0.4%, from $229.1 million in the second quarter of 2013. The regulatory affairs acquisition in the second quarter of 2014 resulted in approximately $1.5 million of additional personnel expenses.

Additionally, wage inflation and an approximately 3,900-person, or 7.6%, increase in our operational headcount (excluding the regulatory affairs acquisition) contributed to higher personnel expenses. These increases were partially offset by the impact of the operational efficiencies described above, the increased use of subcontractors, the effects of foreign exchange volatility, and a $1.3 million reduction in stock-based compensation in the second quarter of 2014 compared to the second quarter for 2013.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 17.1% in the second quarter of 2013 to 17.6% in the second quarter of 2014, primarily due to the increased use of subcontractors for service delivery. Operational expenses for the second quarter of 2014 were $99.1 million, up $7.9 million, or 8.6%, from the second quarter of 2013. Of this increase, approximately $1.1 million, or 13.8%, is attributable to the regulatory affairs acquisition in the second quarter of 2014. Subcontractor expenses increased by approximately $8.9 million in the second quarter of 2014 compared to the second quarter of 2013. These increases were partially offset by a reduction in infrastructure and communication expenses resulting from the more effective use of our facilities and collaborative tools in the second quarter of 2014 compared to the second quarter of 2013 and by the effects of foreign exchange volatility.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of cost of revenue for the second quarter of 2014 were $11.1 million, down $1.3 million, or 10.6%, from the second quarter of 2013. Depreciation and amortization expenses as a percentage of total net revenues decreased from 2.3% in the second quarter of 2013 to 2.0% in the second quarter of 2014. These decreases were primarily due to an increase in fully depreciated assets since the end of the second quarter of 2013 at our service delivery centers located in India, the Philippines and the Americas and were partially offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities, from the addition of new service delivery centers in India and from our regulatory affairs acquisition.

As a result of the foregoing, our gross profit increased by $19.4 million, or 9.6%, and our gross margin increased from 37.8% in the second quarter of 2013 to 39.4% in the second quarter of 2014.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2013	2014	2013	2014
	(dollars in millions)
Personnel expenses	$85.7	$101.2	16.0%	18.0%
Operational expenses	30.6	39.5	5.7	7.0
Depreciation and amortization	2.1	2.1	0.4	0.4

Selling, general and administrative expenses	$118.4	$142.7	22.1%	25.4%

SG&A expenses as a percentage of total net revenue increased from 22.1% in the second quarter of 2013 to 25.4% in the second quarter of 2014. SG&A expenses in the second quarter of 2014 were $142.7 million, up $24.3 million, or 20.5%, from the second quarter of 2013. SG&A expenses increased as a result of our investments in client-facing teams and subject matter experts through the hiring of seasoned, high-cost personnel in targeted markets – such as the United States and Europe – and industry verticals – namely, banking and financial services, insurance, consumer packaged goods and life sciences and the effects of wage inflation. These investments in sales and marketing have been made in order to drive our future growth. As a result, our sales and marketing expenses as a percentage of revenue were approximately 6.6% in the second quarter of 2014, up from approximately 4.3% in the second quarter of 2013. Of the total increase in SG&A expenses, $1.3 million was attributable to the regulatory affairs acquisition in the second quarter of 2014. Additionally, acquisition-related expenses, travel costs and fees for professional services, including for controlling costs and improving productivity, contributed to higher SG&A expenses. These increases were partially offset by an expense of $1.1 million in the second quarter of 2013 resulting from the amendment of our credit facility and by the effects of foreign exchange volatility.

Personnel expenses. Personnel expenses as a percentage of total net revenues in the second quarter of 2014 were 18.0%, up from 16.0% in the second quarter of 2013. Personnel expenses as a component of SG&A expenses were $101.2 million in the second quarter of 2014, up $15.5 million, or 18.1%, from the second quarter of 2013. Investments in client-facing teams and wage inflation resulted in an approximately 33.9% increase in sales team personnel expenses. The regulatory affairs acquisition in the second quarter of 2014 also contributed an additional $0.7 million to personnel expenses. Additionally, wage inflation and an increase in our support headcount contributed to higher personnel costs. The increase in personnel expenses was partially offset by a $1.9 million decrease in stock-based compensation cost in the second quarter of 2014 compared to the second quarter of 2013 and by the effects of foreign exchange volatility.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 5.7% in the second quarter of 2013 to 7.0% in the second quarter of 2014. This increase was primarily attributable to higher marketing expenditures, increased sales-related travel and fees for professional services. Operational expenses as a component of SG&A expenses increased by $8.9 million, or 29.0%, in the second quarter of 2014 compared to the second quarter of 2013. Of this increase, approximately $0.6 million, or 6.9%, is attributable to the regulatory affairs acquisition in the second quarter of 2014. We also incurred acquisition-related expenses in the second quarter of 2014. The increase in operational expenses was partially offset by an expense of $1.1 million in the second quarter of 2013 resulting from the amendment of our credit facility and by the effects of foreign exchange volatility in the second quarter of 2014.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were unchanged at 0.4% in the second quarter of 2014. There was an increase in fully depreciated assets since the end of the second quarter of 2013 at our service delivery centers located in India, the Philippines and the Americas, resulting in lower depreciation and amortization expenses, which was offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities, from the addition of new service delivery centers in India, and from the regulatory affairs acquisition in the second quarter of 2014.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $6.6 million in the second quarter of 2014, up from $6.2 million in the second quarter of 2013. The acquisitions we completed during 2013 and 2014 resulted in additional amortization expenses of $0.9 million. This increase was partially offset by a decline of $0.3 million in the amortization expense of intangibles arising out of our reorganization in 2004, when we began operating as an independent company. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangible asset.

Other operating (income) expense, net. Other operating income, net of expenses, for the second quarter of 2014 was $0.9 million, up from $0.5 million in the second quarter of 2013. In the second quarter of 2013, we recorded a $2.4 million non-recurring provision for impairment against certain capital assets in India that were no longer strategic to our growth. Additionally, there was a gain of $0.6 million in the second quarter of 2014 due to changes in the fair value of earn-out consideration relating to certain acquisitions compared to a gain of $2.3 million in the second quarter of 2013.

Income from operations. As a result of the foregoing factors, income from operations decreased by $4.9 million to $73.1 million in the second quarter of 2014 from $78.0 million in the second quarter of 2013. As a percentage of total net revenues, income from operations decreased from 14.6% in the second quarter of 2013 to 13.0% in the second quarter of 2014.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange loss of $3.8 million in the second quarter of 2014, compared to a net foreign exchange gain of $17.2 million in the second quarter of 2013, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from the appreciation of the Indian rupee and Philippine peso against the U.S. dollar and the depreciation of the euro against the U.S. dollar, each in the second quarter of 2014, and depreciation of the India rupee and Philippine Peso against the U.S. dollar in the second quarter of 2013.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three months ended June 30,		Percentage change Increase/(Decrease)
	2013	2014	2013 vs. 2014
	(dollars in millions)
Interest income	$4.5	$0.6	(86.0)%
Interest expense	(12.8)	(7.6)	(40.2)
Provision (created) reversed for loss on divestures	(2.9)	—	(100.0)
Other income	0.7	0.5	(27.1)

Other income (expense), net	$(10.5)	$(6.5)	(38.3)%

Other income (expense), net as a percentage of total net revenues	(2.0)%	(1.2)%

Our net other expenses decreased by $4.0 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to a decrease in net interest expense in the second quarter of 2014 and a provision created for losses on divestitures in the second quarter of 2013. In the second quarter of 2013, we reserved $0.6 million and $2.3 million for the divestitures of Clearbizz B.V. and Gantthead.com, Inc., respectively. Additionally, in the second quarter of 2013, we amended our August 2012 credit facility, resulting in an expense of $3.1 million. Further, interest expense decreased $1.3 million as a result of a lower interest rate on our credit facility in the second quarter of 2014 compared to the second quarter of 2013. As a result, the weighted average rate of interest on our debt decreased from 4.1% in the second quarter of 2013 to 3.4% in the second quarter of 2014. Our interest income also decreased by $3.9 million in the second quarter of 2014 primarily as a result of lower balances in accounts in India due to a repatriation of cash from India to the United States.

Income before equity method investment activity, net and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net and income tax expense decreased by $21.9 million in the second quarter of 2014 compared to the second quarter of 2013. As a percentage of net revenues, income before equity method investment activity, net and income tax expense declined from 15.8% in the second quarter of 2013 to 11.2% the second quarter of 2014.

Equity-method investment activity, net. Equity-method investment activity, net represents our share of gain or loss from our non-consolidated affiliate, NIIT Uniqua, a joint venture with NIIT Limited, one of the largest training institutes in Asia.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense decreased by $21.9 million. As a percentage of net revenues, income before income tax expense decreased from 15.8% in the second quarter of 2013 to 11.2% in the second quarter of 2014.

Income tax expense. Our income tax expense decreased from $19.2 million in the second quarter of 2013 to $13.9 million in the second quarter of 2014, representing an effective tax rate, or ETR, of 22.0% in the second quarter of 2014, down from 23.1% in the second quarter of 2013. The improvement in our ETR was primarily a consequence of the continued growth of our operations in lower tax and tax-exempt locations, primarily in India, and certain tax benefits recognized in the second quarter of 2014 as a result of the lapse of a statute of limitations.

Net income. As a result of the foregoing factors, net income decreased by $16.6 million from $65.5 million in the second quarter of 2013 to $48.9 million in the second quarter of 2014. As a percentage of net revenues, our net income decreased from 12.2% of net revenues in the second quarter of 2013 to 8.7% of net revenues in the second quarter of 2014.

Net income attributable to noncontrolling interest. Noncontrolling interest primarily refers to the profit or loss associated with our noncontrolling partners’ interest in the operations of Genpact Netherlands B.V. and the noncontrolling shareholders’ interest in the operations of Hello Communications (Shanghai) Co., Ltd. Net income attributable to noncontrolling interest decreased from $1.6 million in the second quarter of 2013 to a loss of $0.1 million in the second quarter of 2014. This decrease was primarily attributable to our purchase of certain partners’ interests in Genpact Netherlands B.V., reducing the noncontrolling partners’ total interest in the operation of Genpact Netherlands B.V., and to our divestiture of Hello Communications (Shanghai) Co. Ltd. in the second quarter of 2013.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to our common shareholders decreased by $14.9 million from $63.9 million in the second quarter of 2013 to $49.0 million in the second quarter of 2014. As a percentage of net revenues, net income attributable to Genpact Limited common shareholders decreased from 11.9% in the second quarter of 2013 to 8.7% in the second quarter of 2014.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net revenues. Our net revenues were $1,089.8 million in the first half of 2014, up $51.1 million, or 4.9%, from $1,038.7 million in the first half of 2013. Foreign exchange had an adverse impact on our net revenues in the first half of 2014. Adjusted for the same, our net revenues grew 6.1% compared to the first half of 2013. The growth in our net revenues was primarily due to an increase in BPO services delivered to our Global Clients, an increase in IT services delivered to our Global Clients and GE, and to our regulatory affairs acquisition in the second quarter of 2014. Our annualized net revenue per employee for the first half of 2014 was $34,900, compared to $35,600 in the first half of 2013. The moderate decline in revenue per employee is due in part to an increase in personnel required for large transformational deals, particularly during the extended transition periods associated with these complex engagements. Our average headcount increased to approximately 63,300 in the first half of 2014 from approximately 58,600 in the first half of 2013.

	Six months ended June 30,		Percentage change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
BPO Services	$785.8	$822.8	4.7%
IT Services	252.9	267.0	5.6

Total net revenues	$1,038.7	$1,089.8	4.9%

Net revenues from BPO services in the first half of 2014 were $822.8 million, up $37.0 million, or 4.7%, from $785.8 million in the first half of 2013, due to an increase in revenues from our Global Clients, particularly for consulting services and finance and accounting services, and to the regulatory affairs acquisition in the second quarter of 2014. Net revenues from IT services were $267.0 million in the first half of 2014, up $14.1 million, or 5.6%, from $252.9 million in the first half of 2013 as a result of an increase in revenues from our Global Clients and GE.

Net revenues from IT services as a percentage of total net revenues increased to 24.5% in the first half of 2014, up from 24.3% in the first half of 2013 with a corresponding decline in the percentage of total net revenues attributable to BPO services.

	Six months ended June 30,		Percentage change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
GE	$238.7	$230.0	(3.6)%
Global Clients	800.0	859.8	7.5

Total net revenues	$1,038.7	$1,089.8	4.9%

Net revenues from Global Clients in the first half of 2014 were $859.8 million, up $59.8 million, or 7.5%, from $800.0 million in the first half of 2013. This increase was primarily a result of growth in the consumer packaged goods, life sciences, insurance, capital markets and infrastructure, manufacturing and services verticals. As a percentage of total net revenues, net revenues from Global Clients increased from 77.0% in the first half of 2013 to 78.9% in the first half of 2014. BPO and IT services revenues from Global clients grew by 7.9% and 6.2%, respectively.

Net revenues from GE were $230.0 million in the first half of 2014, down $8.7 million, or 3.6%, from the first half of 2013 as a result of a 5.4% decrease in BPO services revenues from, and divestitures by, GE. This decrease was partially offset by an increase in IT services revenues from GE, which grew by 3.0% in the first half of 2014 compared to the first half of 2013. Net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Client net revenues post-divestiture. Net revenues from GE in the second quarter of 2014, after excluding net revenues from such dispositions by GE, decreased by 2.1% from the first half of 2013. Net revenues from GE as a percentage of our total net revenues declined from 23.0% in the first half of 2013 to 21.1% in the first half of 2014.

Net revenues by geographic region based on the location of our service delivery centers are as follows:

	Six months ended June 30,		Percentage change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
India	$681.2	$712.5	4.6%
Americas	141.0	148.4	5.3
Asia, other than India	111.0	114.7	3.3
Europe	105.5	114.2	8.3

Total net revenues	$1,038.7	$1,089.8	4.9%

Net revenues grew in all of our geographic regions in the first half of 2014. Net revenues from service delivery centers located in Europe contributed $114.2 million to total net revenues in the first half of 2014, up 8.3% from the first half of 2013. Approximately $1.2 million of this increase was attributable to the regulatory affairs acquisition in the second quarter of 2014. Total net revenues from India-based service delivery centers were $712.5 million in the first half of 2014, up 4.6% from the first half of 2013. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from service delivery centers outside India that are managed by India-based service delivery leaders or at clients’ premises outside India by personnel normally based in India. Service delivery centers located in the Americas contributed $148.4 million to total net revenues in the first half of 2014, up 5.3% from the first half of 2013. Net revenues from service delivery centers located in Asia, other than India, contributed $114.7 million to total net revenues in the first half of 2014, up 3.3% from the first half of 2013.

Cost of revenue and gross profit. The following table sets forth the components of our cost of revenue and the resulting gross profit:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2013	2014	2013	2014
	(dollars in millions)
Personnel expenses	$447.5	$457.0	43.1%	41.9%
Operational expenses	172.7	185.5	16.6	17.0
Depreciation and amortization	24.2	21.9	2.3	2.0

Cost of revenue	$644.4	$664.4	62.0%	61.0%

Gross Profit	394.2	425.4	38.0%	39.0%

Cost of revenue as a percentage of total net revenues decreased from 62.0% in the first half of 2013 to 61.0% in the first half of 2014 primarily due to improved operational efficiencies and the effects of foreign exchange volatility. The impact of these factors was partially offset by wage inflation.

Cost of revenue for the first half of 2014 was $664.4 million, up $20.0 million, or 3.1%, from the first half of 2013. Of this increase, approximately $8.7 million, or 43.2%, is attributable to acquisitions completed in 2013 and 2014. Wage inflation, an increase in personnel expenses due to an increase in our operational headcount and increased use of subcontractors for service delivery also contributed to higher cost of revenue in the first half of 2014 compared to the first half of 2013. These increases were partially offset by lower stock-based compensation costs, the effects of foreign exchange volatility, and improved operational efficiencies in the first half of 2014 compared to the first half of 2013.

Personnel expenses. Personnel expenses as a percentage of total net revenues decreased from 43.1% in the first half of 2013 to 41.9% in the first half of 2014, primarily due to improved operational efficiencies, including more effective deployment and utilization of supervisory personnel, and the increased use of subcontractors for service delivery. Personnel expenses for the first half of 2014 were $457.0 million, up $9.5 million, or 2.1%, from $447.5 million in the first half of 2013. Approximately $6.3 million of this increase is attributable to acquisitions completed in 2013 and 2014. The impact of wage inflation and an approximately 3,300-person, or 6.5%, increase in our operational headcount in the first half of 2014 compared to same period in 2013 (excluding acquisitions completed in 2013 and 2014) also contributed to higher personnel expenses. These increases were partially offset by the impact of the operational efficiencies described above, the increased use of subcontractors, the effects of foreign exchange volatility, and a $2.1 million decrease in stock-based compensation expenses in the first half of 2014 compared to the first half for 2013.

Operational expenses. Operational expenses for the first half of 2014 were $185.5 million, up $12.8 million, or 7.4%, from the first half of 2013. Operational expenses as a percentage of total net revenues increased from 16.6% in the first half of 2013 to 17.0% in the first half of 2014. Approximately $2.3 million, or 17.6%, of the increase is attributable to acquisitions completed during 2013 and 2014. Subcontractor costs and business travel expenses increased by approximately $12.3 million and $2.4 million, respectively, in the first half of 2014 compared to the first half of 2013. These increases were partially offset by the effects of foreign exchange volatility and a reduction in infrastructure and communication expenses resulting from the more effective use of our facilities and collaborative tools in the first half of 2014 compared to the first half of 2013.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of cost of revenue in the first half of 2014 were $21.9 million, down $2.3 million, or 9.6%, from the first half of 2013. Depreciation and amortization expenses as a percentage of total net revenues decreased from 2.3% in the first half of 2013 to 2.0% in the first half of 2014. These decreases were primarily due to an increase in fully depreciated assets since the end of the first half of 2013 at our service delivery centers located in India, the Philippines and the Americas and were partially offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities, from the addition of new service delivery centers in India and from acquisitions completed in 2013 and 2014.

As a result of the foregoing, our gross profit increased by $31.2 million, or 7.9%, and our gross margin increased from 38.0% in the first half of 2013 to 39.0% in the first half of 2014.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2013	2014	2013	2014
	(dollars in millions)
Personnel expenses	$167.8	$190.7	16.2%	17.5%
Operational expenses	59.5	70.4	5.7	6.5
Depreciation and amortization	4.3	4.1	0.4	0.4

Selling, general and administrative expenses	$231.6	$265.2	22.3%	24.3%

SG&A expenses as a percentage of total net revenue increased from 22.3% in the first half of 2013 to 24.3% in the first half of 2014. SG&A expenses for the first half of 2014 were $265.2 million, up $33.6 million, or 14.5%, from the first half of 2013. Investments in client-facing teams and subject matter experts through the hiring of seasoned, high-cost personnel in targeted markets – such as the United States and Europe – and industry verticals – namely banking and financial services, insurance, consumer goods and life sciences – along with the impact of wage inflation resulted in higher SG&A expenses. These investments in sales and marketing have been made in order to drive our future growth. Of the total increase in SG&A expenses, approximately $2.7 million, or 7.9%, is attributable to the acquisitions completed in 2013 and 2014. Additionally, higher expenditures on marketing, acquisition-related expenses, fees for professional services, including for controlling costs and improving productivity, and travel also contributed to higher SG&A expenses in the first half of 2014 compared to the first half of 2013. These increases were partially offset by a lower reserve for doubtful debts created in the first half of 2014, lower stock-based compensation costs in the first half of 2014 compared to the first half of 2013 and by the effects of foreign exchange volatility.

Personnel expenses. Personnel expenses as a percentage of total net revenues in the first half of 2014 were 17.5%, up from 16.2% in the first half of 2013. Investments in client-facing teams and wage inflation resulted in a 23.5% increase in sales team personnel expenses. Personnel expenses as a component of SG&A expenses were $190.7 million in the first half of 2014, up $22.9 million, or 13.6%, from the first half of 2013. Approximately $1.3 million of this increase is due to acquisitions completed in 2013 and 2014. Wage inflation and an increase in our support headcount also resulted in higher personnel costs in the first half of 2014 compared to the first half of 2013. This increase was partially offset by a $2.7 million decrease in stock-based compensation costs in the first half of 2014 compared to the first half of 2013 and by the effects of foreign exchange volatility.

Operational expenses. Operational expenses as a component of SG&A expenses increased by $10.8 million, or 18.2%, in the first half of 2014 compared to the first half of 2013. Approximately $0.8 million of this increase is attributable to acquisitions completed in 2013 and 2014. Higher marketing, sales-related travel and professional services expenses also resulted in higher operational expenses in the first half of 2014 compared to the first half of 2013. We also incurred acquisition-related expenses of $2.0 million in the first half of 2014 for our regulatory affairs acquisition. As a result, our operational expenses increased as a percentage of total net revenues. This increase was partially offset by a $3.4 million decline in the reserve for doubtful receivables in the first half of 2014, an expense of $1.1 million relating to the amendment of our credit facility in 2013 and the effects of foreign exchange volatility. As a result, our operational expenses as a percentage of total net revenues increased from 5.7% in the first half of 2013 to 6.5% in the first half of 2014.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were unchanged at 0.4%. There was an increase in fully depreciated assets since the end of the first half of 2013 at our service delivery centers located in India, the Philippines and the Americas, resulting in lower depreciation and amortization expenses, which was offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities in India, from the addition of new service delivery centers and from acquisitions completed in 2013 and 2014.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $12.6 million in the first half of 2014, up from $11.7 million in the first half of 2013. The acquisitions we completed during 2013 and 2014 resulted in additional amortization expenses of $1.4 million in the first half of 2014. This increase was partially offset by a $0.6 million decline in the amortization expense of intangibles arising out of our reorganization in 2004, when we began operating as an independent company. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangible asset.

Other operating (income) expense, net. Other operating income, net of expenses, for the first half of 2014 was $2.8 million, up from $1.1 million in the first half of 2013. In the second quarter of 2013, we recorded a $2.4 million non-recurring provision for impairment against certain capital assets in India that were no longer strategic to our growth. This was offset by a reduction in shared services income, which decreased from $1.2 million in the first half of 2013 to $0.6 million in the first half of 2014.

Income from operations. As a result of the foregoing factors, income from operations decreased by $1.6 million to $150.3 million in the first half of 2014 from $151.9 million in the first half of 2013. As a percentage of total net revenues, income from operations decreased from 14.6% in the first half of 2013 to 13.8% in the first half of 2014.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange loss of $7.4 million in the first half of 2014, compared to a net foreign exchange gain of $13.8 million in the first half of 2013, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from the appreciation of the Indian rupee against the U.S. dollar in the first half of 2014 compared to the depreciation of the Indian rupee against the U.S. dollar in the first half of 2013.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Six months ended June 30,		Percentage change Increase/(Decrease)
	2013	2014	2013 vs. 2014
	(dollars in millions)
Interest income	$9.8	$2.0	(79.7)%
Interest expense	(22.7)	(15.4)	(32.2)
Provision (created) reversed for loss on divestures	(3.7)	—	(100.0)
Other income	1.0	0.4	(60.6)

Other income (expense), net	$(15.7)	$(13.0)	(16.7)%

Other income (expense), net as a percentage of total net revenues	(1.5)%	(1.2)%

Our net other expenses decreased by $2.6 million in the first half of 2014 compared to the first half of 2013, primarily due to a provision for loss on divestitures created in the first half of 2013 which was partially offset by an increase in our net interest expense in the first half of 2014. In the first half of 2013, we reserved amounts of $1.3 million and $2.3 million for losses on the divestitures of Clearbizz B.V. and Gantthead.com, Inc., respectively. Our net interest expense increased by $0.5 million as the result of a $7.3 million decrease in interest expense and a $7.8 million decrease in interest income in the first half of 2014 compared to the first half of 2013. The decrease in interest expense was the result of an expense of $3.1 million in the first half of 2013 relating to the amendment to our credit facility and a lower interest expense of $3.1 million in the first half of 2014 due to a lower interest rate on the amended facility. As a result, the weighted average rate of interest on our debt decreased from 4.1% in the first half of 2013 to 3.4% in the first half of 2014. Our interest income also decreased by $7.8 million in the first half of 2014 primarily as a result of lower balances in accounts in India during the first half of 2014 compared to the first half of 2013 due to a repatriation of cash from India to the United States.

Income before equity method investment, activity, net and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net and income tax expense decreased by $20.3 million in the first half of 2014 compared to the first half of 2013. As a percentage of net revenues, income before equity method investment activity, net and income tax expense decreased from 14.5% in the first half of 2013 to 11.9% in the first half of 2014.

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

Income before income tax expense. As a result of the foregoing factors, our income before income tax expense decreased by $20.3 million. As a percentage of net revenues, income before income tax expense decreased from 14.5% of net revenues in the first half of 2013 to 11.9% of net revenues in the first half of 2014.

Income tax expense. Our income tax expense decreased from $36.5 million in the first half of 2013 to $30.1 million in the first half of 2014, representing an ETR of 23.2% in the first half of 2014, down from 24.8% in the first half of 2013. The improvement in our ETR was primarily a consequence of the continued growth of our operations in lower tax and tax-exempt locations, primarily in India, and certain tax benefits recognized in the first half of 2014 as a result of the lapse of a statute of limitations.

Net income. As a result of the foregoing factors, net income decreased by $14.0 million from $113.7 million in the first half of 2013 to $99.8 million in the first half of 2014. As a percentage of net revenues, our net income decreased from 10.9% in the first half of 2013 to 9.2% in the first half of 2014.

Net income attributable to noncontrolling interest. Noncontrolling interest primarily refers to profit or loss associated with our noncontrolling partners’ interest in the operations of Genpact Netherlands B.V. and the noncontrolling shareholders’ interest in the operations of Hello Communications (Shanghai) Co., Ltd. Net income attributable to noncontrolling interest decreased from $3.1 million in the first half of 2013 to $0.2 million in the first half of 2014. This decrease was primarily attributable to our purchase of certain partners’ interests in Genpact Netherlands B.V, which reduced the noncontrolling partners’ total interest in the operation of Genpact Netherlands B.V., and to our divestiture of Hello Communications (Shanghai) Co. Ltd. in the first half of 2013.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to our common shareholders decreased by $11.0 million from $110.6 million in the first half of 2013 to $99.6 million in the first half of 2014. As a percentage of net revenues, net income attributable to Genpact Limited common shareholders decreased from 10.6% in the first half of 2013 to 9.1% in the first half of 2014.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2013 and June 30, 2014 is presented below:

	As of December 31, 2013	As of June 30, 2014	Percentage change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$571.3	$376.8	(34.0)%
Long-term debt due within one year	4.3	4.3	0.3
Long-term debt other than the current portion	653.6	651.5	(0.3)
Genpact Limited total shareholders’ equity	$1,322.7	$1,205.7	(8.8)%

Financial Condition

We finance our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

Our cash and cash equivalents were $376.8 million as of June 30, 2014, compared to $571.3 million as of December 31, 2013. Our cash and cash equivalents as of June 30, 2014 were comprised of (a) $78.0 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $298.0 million in deposits with banks to be used for medium-term planned expenditure and capital requirements and (c) $0.8 million in restricted cash balances. Restrictions primarily consist of margin balances against bank guarantees and deposits for foreign currency advances on which the bank has created a lien.

As of June 30, 2014, $370.0 million of the $376.8 million of cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. We intend to either permanently reinvest $345.0 million of the cash held by our foreign subsidiaries or expect to be able to repatriate it in a tax-free manner. We have accrued taxes on the remaining cash of $25.0 million held by our foreign subsidiaries. The amount of cash that can be repatriated in a tax-free manner is not ascertainable.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,		Percentage change Increase/(Decrease)
	2013	2014	2013 vs. 2014
	(dollars in million)
Net cash provided by (used for)
Operating activities	$107.7	$93.1	(13.6)%
Investing activities	(72.5)	(153.2)	111.2
Financing activities	41.6	(141.8)	(440.7)
Net increase (decrease) in cash and cash equivalents	$76.8	$(202.0)	(363.1)%

Cash flows from operating activities. Our net cash generated from operating activities was $93.1 million in the first half of 2014, compared to $107.7 million in the first half of 2013. This decrease was primarily a result of a $20.1 million decrease in net income adjusted for amortization, depreciation and other non-cash items in the first half of 2014 compared to the first half of 2013. Further, up-front investments in certain large deals resulted in an additional cash outflow of $6.5 million in the first half of 2014 compared to the first half of 2013. This increased outflow was partially offset by a higher proportion of client receivables collected in the first half of 2014 compared to the first half of 2013, resulting in a $10.4 million lower investment in accounts receivable.

Cash flows from investing activities. Our net cash used for investing activities was $153.2 million in the first half of 2014, compared to $72.5 million in the first half of 2013. This increase in net cash used for investing activities was primarily due to the payment of $123.7 million, net of cash acquired, for our regulatory affairs acquisition in the first half of 2014 compared to the payment of $46.1 million in the first half of 2013, net of cash acquired, for our acquisitions of the Jawood Business and NGEN. The balance of the increase in net cash used for investing activities was due to higher payments for purchases of property, plant and equipment (net of sales proceeds) of $29.5 million in the first half of 2014 compared to $25.4 million in the first half of 2013.

Cash flows from financing activities. Our net cash used for financing activities was $141.8 million in the first half of 2014 compared to net cash provided by financing activities of $41.6 million in the first half of 2013. This change was primarily due to the payment of $302.6 million for the purchase of Company common shares and related expenses of $2.5 million in the first half of 2014. Lower proceeds from the issuance of common shares under stock-based compensation plans in the first half of 2014 also accounted for a $19.1 million reduction in cash inflows in the first half of 2014 compared to the first half of 2013. Additionally, payments for net settlement of stock-based awards were $6.8 million higher in the first half of 2014 than in the first half of 2013. The impact of these items on cash flows was offset by higher proceeds from short-term borrowings (net of repayments) of $175.0 million in the first half of 2014 compared to $35.0 million in the first half of 2013 and by the payment of $7.9 million in expenses relating to the amendment of our credit facility in the first half of 2013.

Financing Arrangements (Credit Facility)

Our credit agreement provides for a term loan of $675.0 million. Total long-term debt, excluding capital lease obligations, was $655.7 million as of June 30, 2014, compared to $657.9 million as of December 31, 2013.

We finance our short-term working capital requirements through cash flows from operations and credit facilities from banks and financial institutions. As of June 30, 2014, short-term credit facilities available to the Company, which are governed by the same agreement as our long-term credit facility, aggregated $250.0 million. As of June 30, 2014, a total of $2.2 million and $175.0 million were utilized, representing non-funded and funded drawdown, respectively.

Our credit facility will expire in August 2017. The funded drawdown amount bears interest at LIBOR plus a margin of 2.50% as of both December 31, 2013 and June 30, 2014. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets of the Company, and the credit agreement contains certain covenants, including a maximum leverage covenant that becomes effective only if the revolving facility is drawn for $50.0 million or more. During the six months ended June 30, 2014, the Company was in compliance with all of the financial covenants.

In addition, we have fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of June 30, 2014, the limit available was $14.1 million, out of which a total of $7.5 million, constituting non-funded drawdown, was utilized.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2014:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in million)
Long-term debt	$775.3	$27.9	$55.2	$54.3	$637.9
- Principal payments	655.7	4.3	8.6	8.7	634.1
- Interest payments*	119.6	23.6	46.6	45.6	3.8
Capital leases	5.7	2.1	2.8	0.8	—
- Principal payments	4.6	1.6	2.3	0.6	—
- Interest payments	1.1	0.6	0.4	0.1	—
Operating leases	154.2	37.9	58.8	34.7	22.7
Purchase obligations	23.1	23.1	—	—	—
Capital commitments, net of advances	6.1	6.1	—	—	—
Earn-out Consideration	29.7	13.4	16.3	—	—
- Reporting Date Fair Value	24.9	12.2	12.7	—	—
- Interest	4.8	1.3	3.5	—	—
Other long-term liabilities	142.1	74.2	66.2	1.7	0.03

Total contractual cash obligations	$1,136.1	$184.8	$199.2	$91.4	$660.6

*	Our interest payments on long-term debt represent estimated cash interest payments based on the prevailing interest rate as of June 30, 2014.

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

Recently issued accounting pronouncements

In May, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, including interim periods in our fiscal year 2017, and allows for both retrospective and prospective adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements.

In April 2014, FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. The ASU requires an entity to report as a discontinued operation only a disposal that represents a strategic shift in its operations that has a major effect on it operational and financial results. The ASU will be effective for us beginning January 1, 2015, including interim periods in our fiscal year 2015, and does not allow for retrospective adoption. Early application is permitted, but only for those disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this update to have a material impact on our consolidated results of operations, cash flows, financial position or disclosures.

In June 2014, FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The ASU will be effective for us beginning January 1, 2016, including interim periods in our fiscal year 2016. Early adoption and retrospective application are permitted. We do not expect the adoption of this update to have a material impact on our consolidated results of operations, cash flows, financial position or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2014, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarter ended June 30, 2014, our management excluded an evaluation of the disclosure controls and procedures of companies acquired in the six months ended June 30, 2014. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of these acquisitions.

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

In addition, the Government of India issued an assessment order to the Company in May 2014 seeking to assess tax on certain transactions that occurred in 2009 and 2010. The Company believes that the transactions should not be subject to tax in India, primarily as a result of the relief provided under the Mauritius-India Treaty, and has filed an appeal. The Company has received a demand for the potential tax claim as a result of the assessment for $43 million, including interest, and may be required to pay some or all of this amount to the Indian tax authority in 2014 under protest pending the resolution of the matter. There is no assurance that the Company’s position will prevail, and a final determination of tax in the amounts claimed could have a material adverse effect on our results of operations, effective tax rate and financial condition.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share purchase activity during the three months ended June 30, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30, 2014	17,292,842	17.5	17,292,842	—

(a)	On April 8, 2014, we purchased 17,292,842 of our common shares at $17.50 per share for an aggregate cash amount of approximately $302.6 million pursuant to our modified “Dutch Auction” self-tender offer announced on March 5, 2014. Under the terms of the offer, we had the right to purchase up to $300 million in value of our common shares. The number of shares we accepted for purchase included the partial exercise of our right to upsize the offer by up to 2% of our common shares then outstanding.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Form of Director Indemnity Agreement*

10.2	Employment Agreement by and between the Company and Edward J. Fitzpatrick, dated as of June 26, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.3	Form of Share Option Agreement with Edward J. Fitzpatrick (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.4	Form of RSU Award Agreement with Edward J. Fitzpatrick (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and June 30, 2014, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2013 and June 30, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2013 and June 30, 2014, (iv) Consolidated Statements of Equity for the six months ended June 30, 2013 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2014, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2014

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Form of Director Indemnity Agreement*

10.2	Employment Agreement, by and between the Company and Edward J. Fitzpatrick, dated as of June 26, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.3	Form of Share Option Agreement with Edward J. Fitzpatrick (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.4	Form of RSU Award Agreement with Edward J. Fitzpatrick (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and June 30, 2014, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2013 and June 30, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2013 and June 30, 2014, (iv) Consolidated Statements of Equity for the six months ended June 30, 2013 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2014, and (vi) Notes to the Consolidated Financial Statements.