Form 10-Q
period 2014-09-30
Genpact LTD
filed 2014-11-07
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2014

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of October 30, 2014 was 216,589,934.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2013	As of September 30, 2014
Assets
Current assets
Cash and cash equivalents	4	$571,276	$399,199
Accounts receivables, net	5	505,117	533,793
Short term deposits		—	25,000
Deferred tax assets	22	60,638	44,382
Prepaid expenses and other current assets	8	139,113	203,684

Total current assets		$1,276,144	$1,206,058

Property, plant and equipment, net	9	173,204	176,173
Deferred tax assets	22	89,305	61,933
Investment in equity affiliates		384	471
Intangible assets, net	10	99,116	114,925
Goodwill	10	953,849	1,055,978
Other assets		97,365	123,846

Total assets		$2,689,367	$2,739,384

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2013	As of September 30, 2014
Liabilities and equity
Current liabilities
Short-term borrowings	11	$—	$165,000
Current portion of long-term debt	12	4,263	4,281
Current portion of capital lease obligations		1,405	1,540
Accounts payable		18,412	17,215
Income taxes payable	22	15,007	56,339
Deferred tax liabilities	22	614	586
Accrued expenses and other current liabilities	13	421,992	426,532

Total current liabilities		$461,693	$671,493
Long-term debt, less current portion	12	653,601	650,383
Capital lease obligations, less current portion		2,657	2,844
Deferred tax liabilities	22	4,464	4,832
Other liabilities		242,884	161,301

Total liabilities		$1,365,299	$1,490,853

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 231,262,576 and 216,580,092 issued and outstanding as of December 31, 2013 and September 30, 2014, respectively		2,310	2,162
Additional paid-in capital		1,268,344	1,286,886
Retained earnings		511,699	352,954
Accumulated other comprehensive income (loss)		(459,614)	(393,471)

Genpact Limited shareholders’ equity		$1,322,739	$1,248,531
Noncontrolling interest		1,329	—

Total equity		$1,324,068	$1,248,531
Commitments and contingencies	24

Total liabilities and equity		$2,689,367	$2,739,384

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2013	2014	2013	2014
Net revenues
Net revenues from services	23	$534,886	$588,107	$1,573,538	$1,677,908
Cost of revenue
Services	18, 23	329,289	354,475	973,729	1,018,889

Gross profit		$205,597	$233,632	$599,809	$659,019

Operating expenses:
Selling, general and administrative expenses	19, 23	117,005	153,148	348,632	418,361
Amortization of acquired intangible assets	10	5,867	7,989	17,603	20,617
Other operating (income) expense, net	20	(3,232)	(372)	(4,320)	(3,124)

Income from operations		$85,957	$72,867	$237,894	$223,165

Foreign exchange (gains) losses, net		(10,817)	4,671	(24,619)	12,093
Other income (expense), net	21	(3,454)	(6,439)	(19,104)	(19,477)

Income before equity-method investment activity, net and income tax expense		$93,320	$61,757	$243,409	$191,595
Equity-method investment activity, net		(32)	(33)	(139)	(87)

Income before income tax expense		$93,352	$61,790	$243,548	$191,682
Income tax expense	22	21,921	15,124	58,403	45,263

Net income		$71,431	$46,666	$185,145	$146,419

Net income attributable to noncontrolling interest		1,169	13	4,270	169

Net income attributable to Genpact Limited shareholders		$70,262	$46,653	$180,875	$146,250

Net income available to Genpact Limited common shareholders	17	$70,262	$46,653	$180,875	$146,250
Earnings per common share attributable to Genpact Limited common shareholders	17
Basic		$0.31	$0.22	$0.79	$0.66
Diluted		$0.30	$0.21	$0.77	$0.65
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		230,057,508	216,472,908	228,840,746	222,036,262
Diluted		236,336,924	220,535,530	235,095,660	226,440,350

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended September 30,				Nine months ended September 30,
	2013		2014		2013		2014
	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest

Net Income	$70,262	$1,169	$46,653	$13	$180,875	$4,270	$146,250	$169
Other comprehensive income:
Currency translation adjustments	(44,370)	31	(30,386)	(1)	(136,108)	65	(11,395)	(11)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(33,963)	—	14,757	—	(63,411)	—	77,337	—

Retirement benefits, net of taxes	—	—	45	—	—	—	201	—

Other comprehensive income (loss)	$(78,333)	$31	$(15,584)	$(1)	$(199,519)	$65	$66,143	$(11)

Comprehensive income (loss)	$(8,071)	$1,200	$31,069	$12	$(18,644)	$4,335	$212,393	$158

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2013	225,480,172	$2,253	$1,202,448	$281,982	$(318,272)	$3,370	$1,171,781
Issuance of common shares on exercise of options (Note 15)	3,784,851	38	33,979	—	—	—	34,017
Issuance of common shares under the employee stock purchase plan (Note 15)	81,040	1	1,371	—	—	—	1,372
Net settlement on vesting of restricted share units (Note 15)	305,382	3	(2,538)	—	—	—	(2,535)
Net settlement on vesting of performance units (Note 15)	496,112	5	(5,069)	—	—	—	(5,064)
Disposition of noncontrolling interest	—	—	—	—	—	(1,055)	(1,055)
Distribution to noncontrolling interest	—	—	—	—	—	(4,614)	(4,614)
Stock-based compensation expense (Note 15)	—	—	21,931	—	—	—	21,931
Comprehensive income:
Net income	—	—	—	180,875	—	4,270	185,145
Other comprehensive income	—	—	—	—	(199,519)	65	(199,454)

Balance as of September 30, 2013	230,147,557	$2,300	$1,252,122	$462,857	$(517,791)	$2,036	$1,201,524

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2014	231,262,576	$2,310	$1,268,344	$511,699	$(459,614)	$1,329	$1,324,068
Net settlement on issuance of common shares on exercise of options (Note 15)	1,448,044	14	4,008	—	—	—	4,022
Issuance of common shares under the employee stock purchase plan (Note 15)	117,305	1	1,792	—	—	—	1,793
Net settlement on vesting of restricted share units (Note 15)	131,070	1	(911)	—	—	—	(910)
Net settlement on vesting of performance units (Note 15)	913,939	9	(6,500)	—	—	—	(6,491)
Stock purchased and retired	(17,292,842)	(173)	—	(302,452)	—	—	(302,625)
Expenses related to stock purchase	—	—	—	(2,543)	—	—	(2,543)
Distribution to noncontrolling interest	—	—	—	—	—	(1,487)	(1,487)
Stock-based compensation expense (Note 15)	—	—	20,153	—	—	—	20,153
Comprehensive income:
Net income	—	—	—	146,250	—	169	146,419
Other comprehensive income	—	—	—	—	66,143	(11)	66,132

Balance as of September 30, 2014	216,580,092	$2,162	$1,286,886	$352,954	$(393,471)	—	$1,248,531

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2014
Operating activities
Net income attributable to Genpact Limited shareholders	$180,875	$146,250
Net income attributable to noncontrolling interest	4,270	169
Net income	$185,145	$146,419
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	40,270	37,784
Amortization of debt issue costs (including loss on extinguishment of debt)	5,215	2,425
Amortization of acquired intangible assets	17,603	20,617
Reserve for doubtful receivables	8,919	2,322
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(5,646)	4,873
Equity-method investment activity, net	(139)	(87)
Stock-based compensation expense	21,931	20,153
Deferred income taxes	4,194	(6,583)
Others, net	5,872	1,133
Change in operating assets and liabilities:
Increase in accounts receivables	(30,613)	(24,328)
Increase in other assets	(35,014)	(65,973)
Decrease in accounts payable	(797)	(5,563)
Increase (Decrease) in other liabilities	(20,826)	5,125
Increase in income taxes payable	37,103	40,486

Net cash provided by operating activities	$233,217	$178,803

Investing activities
Purchase of property, plant and equipment	(37,061)	(48,192)
Proceeds from sale of property, plant and equipment	2,996	550
Short term deposits placed	(55,259)	(25,000)
Redemption of short term deposits	51,955	—
Payment for business acquisitions, net of cash acquired	(49,235)	(123,701)
Proceeds from divestiture of business, net of cash divested	(1,049)	—

Net cash used for investing activities	$(87,653)	$(196,343)

Financing activities
Repayment of capital lease obligations	(1,284)	(1,525)
Proceeds from long-term debt	121,410	—
Repayment of long-term debt	(121,410)	(5,062)
Proceeds from Short-term borrowings	35,000	195,000
Repayment of Short-term borrowings	(115,000)	(30,000)
Proceeds from issuance of common shares under stock-based compensation plans	35,389	11,866
Payment for net settlement of stock-based awards	(7,599)	(15,174)
Payment of earn-out and deferred consideration	(3,868)	(1,088)
Cost incurred in relation to debt amendment and refinancing	(8,104)	—
Distribution to noncontrolling interest	(4,614)	(1,487)
Expenses related to stock purchase	—	(2,543)
Stock purchased and retired	—	(302,625)

Net cash used for financing activities	$(70,080)	$(152,638)

Effect of exchange rate changes	(53,214)	(1,899)
Net increase (decrease) in cash and cash equivalents	75,484	(170,178)
Cash and cash equivalents at the beginning of the period	459,228	571,276

Cash and cash equivalents at the end of the period	$481,498	$399,199

Supplementary information
Cash paid during the period for interest	$25,484	$20,152
Cash paid during the period for income taxes	$52,805	$64,176
Property, plant and equipment acquired under capital lease obligations	$1,933	$1,840

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company designs, transforms, and runs intelligent business operations, including those that are complex and specific to a set of chosen industries. The result is advanced operating models that foster growth and manage cost, risk, and compliance across a range of functions such as finance and procurement, financial services account servicing, claims management, regulatory affairs, and industrial asset optimization. The Company’s Smart Enterprise Processes (SEPSM) proprietary framework integrates effective technology and data-driven insight into the fabric of enterprise processes to help its clients be more competitive. The Company’s hundreds of long-term clients include more than one-fourth of the Fortune Global 500. The Company’s clients attribute much of its success to its unique history – behind its passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 16 years.

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

2012 Recapitalization

On August 1, 2012, affiliates of GA and OH entered into an agreement to sell 67,750,678 common shares of the Company to Glory Investments A Limited, formerly known as South Asia Private Investments, an affiliate of Bain Capital Investors, LLC (“Bain Capital”). On October 25, 2012, Bain Capital and its affiliated assignees, along with two additional co-investors (RGIP, LLC, an investor in certain investment funds which are affiliated with Bain Capital, and Twickenham Investment Private Limited, an affiliate of the Government of Singapore Investment Corporation Private Limited), completed the purchase of the Company’s common shares covered by the share purchase agreement.

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

The accompanying unaudited interim consolidated financial statements have been prepared on a consolidated basis and reflect the financial statements of Genpact Limited and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity but exerts significant influence on the entity, the Company applies the equity method of accounting. All intercompany transactions and balances are eliminated in consolidation.

The noncontrolling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the profits or losses associated with such noncontrolling interest. The noncontrolling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their shares of profit as it is a partnership and, accordingly, noncontrolling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the unaudited interim Consolidated Statements of Income. During the quarter ended September 30, 2014, the Company purchased such noncontrolling interest, as a result of which the Company has 100% control of the partnership.

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

(c) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations using acquisition method of accounting in accordance with ASC 805, Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under Selling, General and Administrative Expenses.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 28% and 25% of receivables as of December 31, 2013 and September 30, 2014, respectively. GE accounted for 23% and 21% of revenues for the nine months ended September 30, 2013 and 2014, respectively, and for 22% and 20% of revenues for the three months ended September 30, 2013 and 2014, respectively.

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

(In thousands, except per share data and share count)

3. Business acquisitions

A. Acquisitions

Pharmalink Consulting Limited and Pharmalink Consulting Inc.

On May 29, 2014, the Company acquired 100% of the outstanding equity interest in each of Pharmalink Consulting Limited, a company incorporated under the laws of England and Wales, and Pharmalink Consulting Inc., a California corporation (collectively referred to as “Pharmalink”). The purchase consideration for the acquisition is set forth below:

Cash consideration after preliminary adjustment for net debt and working capital	$125,901
Fair value of contingent earn-out consideration (ranging from $0 to $27,405)	12,730
Total preliminary estimated purchase consideration	$138,631

The contingent earn-out consideration is based on gross profits and order bookings of sustainable outsourcing contracts for the period from June 1, 2014 to June 30, 2016. The total consideration paid at closing for the Company’s acquisition of Pharmalink was $123,701, net of cash acquired of $2,200. Pharmalink is a provider of regulatory affairs services to the life sciences industry. With this acquisition, the Company adds regulatory consulting, outsourcing and operations capabilities for clients in the life sciences industry.

As of the date of these financial statements, the purchase consideration and the allocation for the acquisition are pending final adjustment for working capital and net debt in accordance with the terms of acquisition agreement. The Company is also evaluating certain tax positions with respect to this acquisition which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. Changes to the preliminary recorded assets and liabilities may result in a corresponding adjustment to goodwill. The measurement period will not exceed one year from the acquisition date.

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

Goodwill has been allocated to the India reporting unit and is not deductible for tax purposes. The intangible assets consist of customer related and marketing related intangible assets with a weighted average amortization period of 6 years.

The results of operations of Pharmalink and the fair value of its assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from May 29, 2014, the date of acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2013 and September 30, 2014 comprise:

	As of December 31, 2013	As of September 30, 2014
Deposits with banks	$123,545	$93,805
Other cash and bank balances	447,731	305,394

Total	$571,276	$399,199

Cash and cash equivalents as of December 31, 2013 and September 30, 2014 include restricted cash balances of $861 and $847, respectively. Restrictions primarily consist of margin balances against bank guarantees and deposits for foreign currency advances on which the bank has created a lien.

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the reserve for doubtful receivables recorded by the Company:

	As of December 31, 2013	As of September 30, 2014
Opening Balance as of January 1	$9,073	$16,560
Additions due to acquisitions	—	178
Additions charged to expense	11,420	2,322
Deductions	(3,933)	(3,675)

Closing Balance	$16,560	$15,385

Accounts receivable were $521,677 and $549,178, and the reserves for doubtful receivables were $16,560 and $15,385, resulting in net accounts receivable balances of $505,117 and $533,793, each as of December 31, 2013 and September 30, 2014, respectively. In addition, accounts receivable due after one year of $15,844 and $12,388 as of December 31, 2013 and September 30, 2014, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $403 and $24 as of December 31, 2013 and September 30, 2014, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2013 and September 30, 2014:

	As of December 31, 2013
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$7,963	$—	$7,963	$—

Total	$7,963	$—	$7,963	$—

Liabilities
Derivative instruments (Note b)	$213,941	$—	$213,941	$—

Total	$213,941	$—	$213,941	$—

	As of September 30, 2014
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$23,524	$—	$23,524	$—

Total	$23,524	$—	$23,524	$—

Liabilities
Derivative instruments (Note b)	$110,175	$—	$110,175	$—

Total	$110,175	$—	$110,175	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The Company values its derivative instruments based on market observable inputs, including both forward and spot prices for the respective currencies. The quotes are taken from an independent market database.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks or other financial institutions, and the Company considers the risk of non-performance by the counterparties not to be material. The forward foreign exchange contracts mature between zero and sixty-three months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2013	As of September 30, 2014	As of December 31, 2013	As of September 30, 2014
Foreign exchange forward contracts denominated in:

United States Dollars (sell) Indian Rupees (buy)	$1,143,000	$1,275,800	$(203,822)	$(94,829)
United States Dollars (sell) Mexican Peso (buy)	9,000	8,880	(268)	(189)
United States Dollars (sell) Philippines Peso (buy)	52,200	69,600	(2,357)	(1,341)
Euro (sell) United States Dollars (buy)	43,779	53,479	(2,434)	3,234
Euro (sell) Hungarian Forints (buy)	4,121	955	131	—
Euro (sell) Romanian Leu (buy)	61,977	97,874	1,751	1,873
Japanese Yen (sell) Chinese Renminbi (buy)	30,731	41,418	1,970	1,272
Pound Sterling (sell) United States Dollars (buy)	94,338	110,996	(4,312)	(191)
Australian Dollars (sell) United States Dollars (buy)	85,156	107,186	3,363	3,520

			$(205,978)	$(86,651)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.
(b)	Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2013	As of September 30, 2014	As of December 31, 2013	As of September 30, 2014
Assets
Prepaid expenses and other current assets	$6,098	$9,566	$—	$649
Other assets	$1,865	$13,309	$—	$—
Liabilities
Accrued expenses and other current liabilities	$83,667	$65,790	$26	$769
Other liabilities	$130,248	$43,616	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Cash flow hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain (loss) on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is recognized in the consolidated statements of income. Gains (losses) on the derivatives, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in earnings as incurred.

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended September 30,						Nine months ended September 30,
	2013			2014			2013			2014
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(207,373)	$73,239	$(134,134)	$(110,016)	$39,256	$(70,760)	$(163,756)	$59,070	$(104,686)	$(205,952)	$72,612	$(133,340)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(23,185)	8,759	(14,426)	(13,341)	4,809	(8,532)	(44,070)	17,061	(27,009)	(38,395)	13,637	(24,758)

Changes in fair value of effective portion of outstanding derivatives, net	(75,420)	27,031	(48,389)	10,144	(3,919)	6,225	(139,922)	49,502	(90,420)	81,026	(28,447)	52,579

Gain (loss) on cash flow hedging derivatives, net	(52,235)	18,272	(33,963)	23,485	(8,728)	14,757	(95,852)	32,441	(63,411)	119,421	(42,084)	77,337

Closing balance as of September 30	$(259,608)	$91,511	$(168,097)	$(86,531)	$30,528	$(56,003)	$(259,608)	$91,511	$(168,097)	$(86,531)	$30,528	$(56,003)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2013	2014		2013	2014	2013	2014		2013	2014	2013	2014

Forward foreign exchange contracts	$(139,922)	$81,026	Revenue	$2,590	$(2,089)	$5,957	$(4,591)	Foreign exchange (gains) losses, net	$—	$—	$—	$—

			Cost of revenue	(20,801)	(8,992)	(40,417)	(26,829)

			Selling, general and administrative expenses	(4,974)	(2,260)	(9,610)	(6,975)

	$(139,922)	$81,026		$(23,185)	$(13,341)	$(44,070)	$(38,395)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2013	2014	2013	2014

Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$11,359	$(197)	$20,944	$66

		$11,359	$(197)	$20,944	$66

(a)	These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2013	As of September 30, 2014
Advance taxes	$65,053	$116,020
Deferred transition costs	37,050	40,382
Derivative instruments	6,098	10,215
Employee advances	5,397	6,205
Advances to suppliers	1,994	1,192
Prepaid expenses	12,569	15,808
Deposits	3,896	3,031
Others	7,056	10,831

	$139,113	$203,684

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2013	As of September 30, 2014
Property, plant and equipment, gross	$502,893	$530,887
Less: Accumulated depreciation and amortization	(329,689)	(354,714)

Property, plant and equipment, net	$173,204	$176,173

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2013 and 2014 was $35,164 and $32,701, respectively, and for the three months ended September 30, 2013 and 2014 was $11,747 and $11,044, respectively. The amount of computer software amortization for the nine months ended September 30, 2013 and 2014 was $7,541 and $6,679, respectively, and for the three months ended September 30, 2013 and 2014 was $2,438 and $2,271, respectively.

The depreciation and amortization expense set forth above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $2,435 and $1,596 for the nine months ended September 30, 2013 and 2014, respectively, and $1,233 and $525 for the three months ended September 30, 2013 and 2014, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents changes in goodwill for the year ended December 31, 2013 and nine months ended September 30, 2014:

	As of December 31, 2013	As of September 30, 2014
Opening balance	$956,064	$953,849
Goodwill relating to acquisitions consummated during the period	37,918	109,953
Goodwill relating to divestitures consummated during the period	(3,450)	—
Impact of measurement period adjustments	(362)	—
Effect of exchange rate fluctuations	(36,321)	(7,824)

Closing balance	$953,849	$1,055,978

The total amount of goodwill deductible for tax purposes is $38,512 and $36,267 as of December 31, 2013 and September 30, 2014, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2013			As of September 30, 2014
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related intangible assets	$288,983	$213,878	$75,105	$307,586	$225,296	$82,290
Marketing-related intangible assets	37,919	20,545	17,374	43,388	23,093	20,295
Contract-related intangible assets	1,121	1,121	—	1,125	1,125	—
Other intangible assets	9,124	2,487	6,637	16,464	4,124	12,340

	$337,147	$238,031	$99,116	$368,563	$253,638	$114,925

Amortization expenses for intangible assets for the nine months ended September 30, 2013 and 2014 were $17,603 and $20,617, respectively, and for the three months ended September 30, 2013 and 2014 were $5,867 and $7,989, respectively, and are disclosed in the consolidated statements of income under amortization of acquired intangible assets.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2013 and September 30, 2014, the limits available were $13,906 and $14,673, respectively, out of which $6,689 and $7,826 was utilized, constituting non-funded drawdown.

(b)	A fund-based and non-fund based revolving credit facility of $250,000, which was initially entered into in August 2012 and which was amended in June 2013 as described in note 12 below. A portion of this facility was initially used to fund the special cash dividend paid in September 2012 and for the acquisition of Jawood Business Process Solutions, LLC and Felix Software Solutions Private Limited in February 2013. Additionally, this facility was utilized to fund in part the Company’s stock purchase and its acquisition of Pharmalink, each in the second quarter of 2014. As of December 31, 2013 and September 30, 2014, a total of $4,397 and $167,224, respectively, was utilized, of which $0 and $165,000, respectively, constituted funded drawdown and $4,397 and $2,224, respectively, constituted non-funded drawdown. This facility expires in August 2017. The funded drawdown amount bears interest at LIBOR plus a margin of 2.50% as of both December 31, 2013 and September 30, 2014. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under the facility is secured by certain assets of the Company, and the credit agreement contains certain covenants, including a maximum leverage covenant that becomes effective only if the revolving facility is drawn for $50,000 or more. During the nine months ended September 30, 2014, the Company was in compliance with all of the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt

In August 2012, the Company obtained credit facilities aggregating $925,000 from a consortium of financial institutions to (i) finance the repayment of the balance outstanding under its previous credit facility of $380,000, (ii) fund a portion of its special cash dividend, and (iii) for general corporate purposes of the Company and its subsidiaries, including working capital requirements. The credit facility provides for a term loan of $675,000 and a revolving credit facility of $250,000.

In June 2013, the Company amended this credit facility. As a result of the amendment, the applicable margin on the term loan and the revolving credit facility was reduced from 3.25% p.a. to 2.75% p.a. and 2.50% p.a., respectively. In addition, the LIBOR floor on the term loan was reduced from 1% to 0.75%. As of the amendment date, the gross outstanding term loan amounted to $671,625. The amendment did not result in a substantial modification of $553,589 of the term loan outstanding prior to the amendment. In connection with the amendment, the Company extinguished $118,036 of the term loan outstanding as of the amendment date and obtained additional funding amounting to $121,410, increasing the total term loan outstanding to $675,000. As a result, the Company expensed $3,103, which represented a partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to the lenders in respect of the extinguished amount. The overall borrowing capacity under the revolving facility did not change. The amendment of the revolving facility resulted in the accelerated amortization of $54 relating to an existing unamortized debt issuance cost. The remaining unamortized costs and an additional third party fee paid in connection with the amendment of the term loan and revolving facility will be amortized over the term of the term loan and revolving facility, which end on August 30, 2019 and August 30, 2017, respectively.

As of December 31, 2013 and September 30, 2014, the outstanding term loan, net of debt amortization expense of $13,761 and $11,898, was $657,864 and $654,664, respectively. As of December 31, 2013 and September 30, 2014, the term loan bears interest at LIBOR (LIBOR floor of 0.75%) plus an applicable margin of 2.75% p.a. Indebtedness under the loan facility is secured by certain assets of the Company. The amount outstanding on the term loan as of September 30, 2014 will be repaid through quarterly payments of 0.25% of the principal amount of $675,000, and the balance will be repaid upon the maturity of the term loan on August 30, 2019.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2014	$1,063
2015	4,288
2016	4,306
2017	4,338
2018	4,363
2019	636,306

$654,664

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2013	As of September 30, 2014
Accrued expenses	$98,988	$107,271
Accrued employee cost	126,814	128,975
Deferred transition revenue	46,895	50,225
Statutory liabilities	24,466	19,879
Retirement benefits	14,853	19,537
Derivative instruments	83,693	66,559
Advance from customers	18,334	19,239
Earn-out consideration	3,492	11,252
Other liabilities	4,457	3,595

	$421,992	$426,532

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

Net defined benefit plan costs for the three months and nine months ended September 30, 2013 and 2014 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Service costs	$1,528	$1,213	$3,274	$3,629
Interest costs	869	631	1,756	1,888
Amortization of actuarial loss	200	80	650	239
Expected return on plan assets	(298)	(460)	(727)	(1,371)

Net Gratuity Plan costs	$2,299	$1,464	$4,953	$4,385

Defined contribution plans

During the three months and nine months ended September 30, 2013 and 2014, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
India	$3,446	$3,883	$10,935	$11,565
U.S.	620	1,415	2,561	4,045
U.K.	405	934	1,352	2,335
Hungary	6	—	18	4
China	3,899	3,785	10,781	10,703
Mexico	3	3	23	13
Morocco	20	—	71	2
South Africa	46	58	172	159
Hong Kong	4	5	15	14
Netherlands	345	428	1,427	1,698
Philippines	3	2	11	8
Singapore	2	18	8	42
Japan	611	474	1,577	1,423
Ireland	—	13	—	13

Total	9,410	11,018	28,951	32,024

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

From the date of adoption of the 2007 Omnibus Plan on July 13, 2007, options forfeited, expired, terminated, or cancelled under any of the plans will be added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

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

Stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2013 and 2014 were $21,761 and $19,932, respectively, and for the three months ended September 30, 2013 and 2014 were $5,258 and $8,196, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the nine months ended September 30, 2013 and 2014.

	Nine months ended September 30, 2013	Nine months ended September 30, 2014
Dividend Yield	0%	0%
Expected life (in months)	84	84
Risk-free rate of interest	1.55%	2.18% - 2.29%
Volatility	39.39%	37.27% - 38.34%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

A summary of stock option activity during the nine months ended September 30, 2014 is set out below:

	Nine months ended September 30, 2014
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2014	11,102,163	$12.40	5.2	—
Granted	520,000	17.54	—	—
Forfeited	(250,673)	19.20	—	—
Expired	(27,228)	12.32	—	—
Exercised*	(1,797,119)	5.61	—	19,254

Outstanding as of September 30, 2014	9,547,143	$13.78	5.1	$35,509

Vested as of September 30, 2014 and expected to vest thereafter (Note a)	9,217,964	$13.51	5.1	$35,508
Vested and Exercisable as of September 30, 2014	5,697,816	$10.14	2.7	$35,229
Weighted average grant date fair value of grants during the period	$17.54

(a)	Options expected to vest reflect an estimated forfeiture rate.
*	Out of this, 1,000,000 options have been net settled upon exercise by issuing 650,925 shares (net of minimum statutory withholding taxes).

As of September 30, 2014, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $21,383, which will be recognized over the weighted average remaining requisite vesting period of 3.5 years.

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

A summary of RSUs granted during the nine months ended September 30, 2014 is set out below:

	Nine months ended September 30, 2014
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2014	871,772	$13.96
Granted	200,121	16.82
Vested*	(140,574)	14.02
Forfeited	(82,785)	13.81

Outstanding as of September 30, 2014	848,534	$14.64

Expected to vest (Note a)	791,168

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
*	Vested RSUs were net settled upon vesting by issuing 87,465 shares (net of minimum statutory withholding taxes).

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

61,057 RSUs vested in the year ended December 31, 2013, the shares in respect of which will be issuable on December 31, 2014 after withholding shares to the extent of the minimum statutory withholding taxes.

As of September 30, 2014, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $6,769, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.

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

A summary of PU activity during the nine months ended September 30, 2014 is set out below:

	Nine months ended September 30, 2014
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2014	3,913,733	$16.44	6,149,018
Granted	1,337,750	16.78	2,729,125
Vested*	(139,930)	12.04	(139,930)
Forfeited**	(2,616,122)	17.64	(2,647,022)
Addition due to achievement of higher than target performance goals*	139,930	12.04
Reduction due to achievement of lower than maximum performance goals***			(2,095,354)

Outstanding as of September 30, 2014	2,635,360	$15.42	3,995,836

Expected to vest (Note a)	2,634,843

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

(a)	PUs expected to vest are based on the probable achievement of performance targets after considering an estimated forfeiture rate.
*	Represents an additional 122,490 and 17,440 shares issued for the PUs granted in March 2011 and June 2011, respectively, as a result of achievement of higher than target performance as certified by the compensation committee based on the Company’s audited financial statements.

697,853 and 432 shares, including the additional shares achieved, were issued in March 2014 and April 2014 with respect to grants made in March 2011, and 77,619 shares, including the additional shares achieved, were issued in March 2014 with respect to grants made in June 2011, after withholding shares to the extent of the minimum statutory withholding taxes.

**	Includes 251,427 shares underlying PUs granted in May 2011, 1,244,507 shares underlying PUs granted in March 2013 and 630,000 shares underlying PUs granted in May 2013, all of which were forfeited due to non-fulfillment of the performance conditions as certified by the compensation committee based on the Company’s audited financial statements.
***	Represents a reduction of 333,002 and 39,285 of the maximum shares eligible to vest with respect to PUs granted in March 2011 and June 2011, respectively, as a result of the compensation committee’s certification of the level of achievement of the performance conditions based on the Company’s audited financial statements. Also includes a reduction of 616,568 shares for grants made in March 2013, 985,500 shares for grants made in May 2013 and 121,000 shares for grants made in May 2011, due to non-fulfillment of the performance conditions as certified by the compensation committee based on the Company’s audited financial statements.

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

As of September 30, 2014, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $20,055, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

Prior to the 2012 Recapitalization, under the 2007 Omnibus Plan, the definition of change of control included the acquisition by any person, corporation or other entity or group other than GA, OH, GE or any of their affiliates of 25% or more of the voting securities of the Company. The purchase by Bain Capital of Company shares from GA and OH would have constituted a change of control under the 2007 Omnibus Plan resulting in (1) accelerated vesting of the PUs granted in August 2010 to the former CEO (who since assumed the role of Non-Executive Vice-Chairman) and the PUs granted to the Company’s Chief Executive Officer in June 2011 and March 2012, (2) “double-trigger” vesting of the outstanding PUs granted in March 2010 and March 2011 based on an abbreviated performance period ending with the close of the Company’s fiscal quarter coincident with or immediately preceding the effective date of the Change of Control in the event of a termination without cause in the twenty-four months following a change of control and (3) “double-trigger” vesting of the outstanding PUs granted in March 2012 based on target performance in the event of a termination without cause in the twenty-four months following a change of control. Because the Board of Directors determined that Bain Capital’s purchase of Company shares from GA and OH was not the type of transaction intended to constitute a change of control under the 2007 Omnibus Plan, it amended the 2007 Omnibus Plan to provide that the contemplated transaction among Bain Capital, GA and OH would not constitute a change of control thereunder. In addition, the CEO and Non-Executive Vice-Chairman waived any accelerated vesting of their PUs, and all affected employees consented to the amendment of the change of control definition. As a result of the foregoing, all such PUs will continue to vest in accordance with their original terms.

The amendment to the 2007 Omnibus Plan constituted a modification to the PUs effective as of October 25, 2012, as a result of which 123 employees were affected and an incremental compensation cost of $5,500 was determined and will be recognized over a weighted average period of 1.85 years. The incremental compensation cost due to this modification was a result of considering the original performance period in determining expected vesting as against the abbreviated performance period for 2010 and 2011 PU grants and vesting at target for 2012 PU grants.

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

The ESPP allows eligible employees to purchase the Company’s common shares through payroll deduction at 90% of the fair value of a Company common share on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP must not exceed 15% of the participating employee’s base salary, subject to a cap of $25 per employee per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day in the subsequent May, August, November and February of each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the nine months ended September 30, 2013 and 2014, the Company issued 81,040 and 117,305 common shares, respectively, under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the nine months ended September 30, 2013 and 2014 was $170 and $221, respectively, and for the three months ended September 30, 2013 and 2014 was $54 and $77, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

16. Capital Stock

Stock Purchase

On April 8, 2014, the Company purchased 17,292,842 of its common shares at $17.50 per share for an aggregate cash amount of approximately $302,625 pursuant to the Company’s modified “Dutch Auction” self-tender offer announced on March 5, 2014. Under the terms of the offer the Company was authorized to purchase up to $300,000 of its common shares. The number of shares accepted for purchase included the Company’s exercise of its right to upsize the offer by up to 2% of the Company’s shares then outstanding. The purchased shares have been retired.

Any purchase by the Company of its common shares is accounted for when the transaction is settled. There were no unsettled share purchases as of September 30, 2014. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares. For the nine months ended September 30, 2013 and 2014, $0 and $2,543, respectively, were deducted from retained earnings as direct costs related to share purchases.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,327,000 and 3,467,390 for the nine months ended September 30, 2013 and 2014, respectively, and 3,483,000 and 3,567,728 for the three months ended September 30, 2013 and 2014, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Net income available to Genpact Limited common shareholders	$70,262	$46,653	$180,875	$146,250
Weighted average number of common shares used in computing basic earnings per common share	230,057,508	216,472,908	228,840,746	222,036,262
Dilutive effect of stock-based awards	6,279,416	4,062,622	6,254,914	4,404,088

Weighted average number of common shares used in computing dilutive earnings per common share	236,336,924	220,535,530	235,095,660	226,440,350

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.31	$0.22	$0.79	$0.66
Diluted	$0.30	$0.21	$0.77	$0.65

18. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Personnel expenses	$223,976	$244,466	$671,518	$701,469
Operational expenses	93,235	98,841	265,894	284,329
Depreciation and amortization	12,078	11,168	36,317	33,091

	$329,289	$354,475	$973,729	$1,018,889

19. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Personnel expenses	$83,580	$111,427	$251,379	$302,115
Operational expenses	31,318	39,574	90,865	109,957
Depreciation and amortization	2,107	2,147	6,388	6,289

	$117,005	$153,148	$348,632	$418,361

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Other operating (income) expense	$(1,051)	$(372)	$(2,260)	$(926)
Provision for impairment of capital work in progress / property, plant and equipment	—	—	2,392	—
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	(2,181)	—	(4,452)	(2,198)

Other operating (income) expense, net	$(3,232)	$(372)	$(4,320)	$(3,124)

21. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Interest income	$4,355	$1,597	$14,114	$3,582
Interest expense*	(8,134)	(8,986)	(30,861)	(24,395)
Provision (created) reversed for loss on divestures	141	—	(3,520)	—
Other income (expense)	184	950	1,163	1,336

Other income (expense), net	$(3,454)	$(6,439)	$(19,104)	$(19,477)

*	The three months and nine months ended September 30, 2013 include $0 and $3,157, respectively, representing partial acceleration of the amortization of debt issuance costs and an additional fee paid to the Company’s lenders in connection with the amendment of the credit facility as described in Note 12.

22. Income taxes

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

The following table summarizes the activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2014 to September 30, 2014:

Opening Balance at January 1	$21,832
Increase related to prior year tax positions, including recorded in acquisition accounting	1,273
Decrease related to prior year tax positions	(862)
Effect of exchange rate changes	7

Closing Balance at September 30	$22,250

The Company’s unrecognized tax benefits as of September 30, 2014 include an amount of $21,332 that, if recognized, would impact the effective tax rate. As of December 31, 2013 and September 30, 2014, the Company has accrued approximately $3,373 and $3,373, respectively, in interest relating to unrecognized tax benefits. During the year ended December 31, 2013 and nine months ended September 30, 2014, the company recognized approximately $(50) and $9, respectively, in interest expense. As of December 31, 2013 and September 30, 2014, the Company has accrued approximately $350 and $564, respectively, for penalties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

23. Related party transactions

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the nine months ended September 30, 2013 and 2014, the Company recognized net revenues of $571 and $0, respectively, and for the three months ended September 30, 2013 and 2014, the Company recognized net revenues of $190 and $0, respectively, from a client who is an affiliate of a significant shareholder of the Company.

For the nine months ended September 30, 2013 and 2014, the Company recognized net revenues of $0 and $214, respectively, and for the three months ended September 30, 2013 and 2014, the Company recognized net revenues of $0 and $72, respectively, from a client who is a significant shareholder of the Company.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included in cost of revenue. For the nine months ended September 30, 2013 and 2014, cost of revenue includes an amount of $1,527 and $1,635, respectively, and for the three months ended September 30, 2013 and 2014, cost of revenue includes an amount of $563 and $662, respectively, attributable to the cost of services from the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, which are included in selling, general and administrative expenses. For the nine months ended September 30, 2013 and 2014, selling, general and administrative expenses includes an amount of $356 and $482, respectively, and for the three months ended September 30, 2013 and 2014, selling, general and administrative expenses includes an amount of $135 and $179, respectively, attributable to the cost of services from the Company’s non-consolidating affiliates.

24. Commitments and contingencies

Capital commitments

As of December 31, 2013 and September 30, 2014, the Company has committed to spend $4,491 and $5,880, respectively, under agreements to purchase property, plant and equipment. These amounts are net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,086 and $10,050 as of December 31, 2013 and September 30, 2014, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements governing such guarantees.

Other commitments

The Company’s business process delivery centers in India are 100% export oriented units or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India. These units are exempt from customs, central excise duties and levies on imported and indigenous capital goods, stores and spares. The Company has undertaken to pay custom duties, service taxes, levies and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores and spares consumed duty free in the event that certain terms and conditions are not fulfilled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, this discussion includes forward-looking statements and information that involve risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, this Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These forward looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political, economic or business conditions in countries where we have operations or where our clients operate;

•	expected spending on business process outsourcing and information technology services by clients;

•	foreign currency exchange rates;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States and Europe;

•	our ability to hire and retain enough qualified employees to support our operations;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	our ability to maintain pricing and asset utilization rates;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	increases in wages in locations in which we have operations;

•	our relative dependence on the General Electric Company (GE);

•	financing terms, including, but not limited to, changes in the London Interbank Offered Rate, or LIBOR;

•	restrictions on visas for our employees traveling to North America and Europe;

•	fluctuations in exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Guatemalan quetzal, Mexican peso, Moroccan dirham, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, United Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Canadian dollar, Colombian peso, Peruvian nuevo, Taiwan dollar, Saudi Arabian riyal, Indonesian rupiah and Thai bhat;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process outsourcing and information technology services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	further deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

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

Overview

Genpact stands for “generating business impact.” We design, transform, and run intelligent business operations, including those that are complex and specific to a set of chosen industries. The result is advanced operating models that foster growth and manage cost, risk, and compliance across a range of functions such as finance and procurement, financial services account servicing, claims management, regulatory affairs, and industrial asset optimization. Our Smart Enterprise Processes (SEPSM) proprietary framework integrates effective technology and data-driven insight into the fabric of enterprise processes to help our clients be more competitive. Our hundreds of long-term clients include more than one-fourth of the Fortune Global 500. We have grown to over 67,500 people in 25 countries with key management and corporate offices in New York City. Our clients attribute much of our success to our unique history – behind our passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 16 years.

In the quarter ended September 30, 2014, we had net revenues of $588.1 million, of which $470.8 million, or 80.1%, was from clients other than GE, which we refer to as Global Clients, with the remaining $117.3 million, or 19.9%, from GE.

In the 12 months ending September 30, 2014, Genpact grew client relationships with annual revenues over $5 million to 88 from 77 as of September 30, 2013. This includes client relationships with more than $15 million in annual revenue increasing to 30 from 25, and client relationships with more than $25 million in annual revenue increasing to 15 from 12.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Acquisitions

In May 2014, we acquired 100% of the outstanding equity interest in each of Pharmalink Consulting Limited and Pharmalink Consulting Inc. (collectively referred to as “Pharmalink”), providers of regulatory affairs services to the life sciences industry, for cash consideration of $125.9 million, subject to adjustment for net debt and working capital. The acquisition agreement also provides for contingent earn-out consideration (ranging from $0 to $27.4 million) which had an estimated fair value of $12.7 million as of the acquisition date. This acquisition gives us regulatory consulting, outsourcing and operations capabilities for our clients in the life sciences industry. Goodwill of $110.0 million, representing the excess of the preliminary estimated purchase price over the net assets acquired, has been allocated to our India reporting unit.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Financial Statements” above, Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates,” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three months and nine months ended September 30, 2013 and 2014.

					Percentage Change
					Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2013	2014	2013	2014	2014 vs. 2013	2014 vs. 2013
	(dollars in millions)		(dollars in millions)
Net revenues—GE*	$118.0	$117.3	$356.7	$347.2	(0.6)%	(2.6)%
Net revenues—Global Clients*	416.9	470.8	1,216.9	1,330.7	12.9%	9.3%

Total net revenues	534.9	588.1	1,573.5	1,677.9	9.9%	6.6%

Cost of revenue	329.3	354.5	973.7	1,018.9	7.6%	4.6%
Gross profit	205.6	233.6	599.8	659.0	13.6%	9.9%
Gross profit margin	38.4%	39.7%	38.1%	39.3%
Operating expenses:
Selling, general and administrative expenses	117.0	153.1	348.6	418.4	30.9%	20.0%
Amortization of acquired intangible assets	5.9	8.0	17.6	20.6	36.2%	17.1%
Other operating (income) expense, net	(3.2)	(0.4)	(4.3)	(3.1)	(88.5)%	(27.7)%

Income from operations	86.0	72.9	237.9	223.2	(15.2)%	(6.2)%
Income from operations as a percentage of total net revenues	16.1%	12.4%	15.1%	13.3%
Foreign exchange (gains) losses, net	(10.8)	4.7	(24.6)	12.1	(143.2)%	(149.1)%
Other income (expense), net	(3.5)	(6.4)	(19.1)	(19.5)	86.4%	2.0%

Income before equity method investment activity, net and income tax expense	93.3	61.8	243.4	191.6	(33.8)%	(21.3)%
Equity method investment activity, net	(0.0)	(0.0)	(0.1)	(0.1)	—	(37.4)%

Income before income tax expense	93.4	61.8	243.5	191.7	(33.8)%	(21.3)%
Income tax expense	21.9	15.1	58.4	45.3	(31.0)%	(22.5)%

Net income	71.4	46.7	185.1	146.4	(34.7)%	(20.9)%
Net income attributable to noncontrolling interest	1.2	0.0	4.3	0.2	(98.9)%	(96.0)%

Net income attributable to Genpact Limited shareholders	$70.3	$46.7	$180.9	$146.3	(33.6)%	(19.1)%

Net income attributable to Genpact Limited shareholders as a percentage of total net revenues	13.1%	7.9%	11.5%	8.7%

*	Net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the time of their divestiture by GE and as a part of Global Client net revenues post-divestiture. Net revenues from GE in the third quarter of 2014, after excluding net revenues from such dispositions by GE, decreased by 0.4% from the third quarter of 2013. Net revenues from GE in the nine months ended September 30, 2014, after excluding net revenues from such dispositions by GE, decreased by 1.5% from the nine months ended September 30, 2013.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net revenues. Our net revenues were $588.1 million in the third quarter of 2014, up $53.2 million, or 9.9%, from $534.9 million in the third quarter of 2013. The growth in net revenues was primarily driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients, an increase in information technology, or IT, services delivered to both our Global Clients and GE, and by the acquisition of Pharmalink, which we refer to as our “regulatory affairs acquisition.” Our annualized net revenue per employee for the third quarter of 2014 was $36,200, unchanged from the third quarter of 2013. Our average headcount increased to approximately 65,000 in the third quarter of 2014 from approximately 59,200 in the third quarter of 2013.

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
BPO Services	$401.7	$446.8	11.2%
IT Services	133.2	141.3	6.1

Total net revenues	$534.9	$588.1	9.9%

Net revenues from BPO services for the third quarter of 2014 were $446.8 million, up $45.1 million, or 11.2%, from $401.7 million in the third quarter of 2013. This increase was primarily attributable to an increase in revenues from our Global Clients, particularly for finance and accounting services, consulting services and core vertical operations, and to our regulatory affairs acquisition. Net revenues from IT services were $141.3 million in the third quarter of 2014, up $8.1 million, or 6.1%, from $133.2 million in the third quarter of 2013 due to an increase in IT services delivered to both our Global Clients and GE.

Net revenues from BPO services as a percentage of total net revenues increased to 76.0% in the third quarter of 2014 from 75.1% in the third quarter of 2013 with a corresponding decline in the percentage of total net revenues attributable to IT services.

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
Global Clients	$416.9	$470.8	12.9%
GE	118.0	117.3	(0.6)

Total net revenues	$534.9	$588.1	9.9%

Net revenues from Global Clients in the third quarter of 2014 were $470.8 million, up $54.0 million, or 12.9%, from $416.9 million in the third quarter of 2013. This increase was primarily driven by growth in four of our targeted verticals – namely, life sciences, consumer product goods, insurance, and infrastructure, manufacturing and services – including revenues derived from our regulatory affairs acquisition. BPO and IT services revenues from Global Clients grew by 15.9% and 4.3%, respectively.

Net revenues from GE were $117.3 million in the third quarter of 2014, down $0.7 million, or 0.6%, from the third quarter of 2013 primarily as a result of an expected decline in BPO services, which was partially offset by growth in short cycle IT and consulting projects. Net revenues from GE as a percentage of our total net revenues declined from 22.1% in the third quarter of 2013 to 19.9% in the third quarter of 2014.

Net revenues by geographic region based on the location of our service delivery centers are as follows:

			Percentage change
	Three months ended September 30,		Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
India	$353.1	$392.3	11.1%
Americas	73.3	78.8	7.4
Asia, other than India	55.4	57.8	4.4
Europe	53.1	59.2	11.4

Total net revenues	$534.9	$588.1	9.9%

Net revenues grew in all of our geographic regions in the third quarter of 2014. Net revenues from service delivery centers located in Europe grew the most, contributing $59.2 million to total net revenues in the third quarter of 2014, up $6.1 million, or 11.4%, from the third quarter of 2013. Approximately $4.3 million of this increase was attributable to our regulatory affairs acquisition. Net revenues attributable to India-based service delivery centers were $392.3 million in the third quarter of 2014, up 11.1% from the third quarter of 2013. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from service delivery centers outside India that are managed by India-based service delivery leaders or at clients’ premises outside India by personnel normally based in India. Net revenues from service delivery centers located in the Americas contributed $78.8 million to total net revenues in the third quarter of 2014, up $5.5 million, or 7.4%, from the third quarter of 2013 primarily due to revenues derived from our regulatory affairs acquisition. The balance of net revenues, which is attributable to service delivery centers located in Asia, other than India – primarily China and the Philippines – was $57.8 million in the third quarter of 2014, up 4.4% from the third quarter of 2013.

Cost of revenue and gross profit. The following table sets forth the components of our cost of revenue and the resulting gross profit:

	Three months ended September 30,		As a percentage of total net revenues
	2013	2014	2013	2014
	(dollars in millions)
Personnel expenses	$224.0	$244.5	41.9%	41.6%
Operational expenses	93.2	98.8	17.4	16.8
Depreciation and amortization	12.1	11.2	2.3	1.9
Cost of revenue	$329.3	$354.5	61.6%	60.3%

Gross profit	$205.6	$233.6	38.4%	39.7%

Our gross margin increased from 38.4% in the third quarter of 2013 to 39.7% in the third quarter of 2014. This increase is primarily attributable to improved operational efficiencies, including more effective deployment and use of operations personnel. The increase in gross margin is also attributable to foreign exchange volatility, which causes gains and losses on our foreign currency hedges and has a foreign currency translation impact when we convert our non-U.S. dollar revenues to the U.S. dollar, our reporting currency. The impact of these factors was partially offset by the effects of wage inflation.

Cost of revenue in the third quarter of 2014 was $354.5 million, up $25.2 million, or 7.6%, from the third quarter of 2013. Of this increase, approximately $7.8 million, or 31.0%, is attributable to our regulatory affairs acquisition. Wage inflation and an increase in personnel expenses due to an increase in our operational headcount also contributed to higher cost of revenue in the third quarter of 2014 compared to the third quarter of 2013. These increases were partially offset by the operational efficiencies described above and by the effects of foreign exchange volatility. As a result, cost of revenue as a percentage of total net revenues decreased from 61.6% in the third quarter of 2013 to 60.3% in the third quarter of 2014.

Personnel expenses. Personnel expenses in the third quarter of 2014 were $244.5 million, up $20.5 million, or 9.1%, from $224.0 million in the third quarter of 2013. This increase was primarily the result of wage inflation, an increase in our operational headcount, and additional personnel expenses resulting from our regulatory affairs acquisition. As a percentage of total net revenues, personnel expenses decreased from 41.9% in the third quarter of 2013 to 41.6% in the third quarter of 2014. This decrease was primarily due to improved operational efficiencies, including more effective deployment and use of operations personnel, and the effects of foreign exchange volatility.

Operational expenses. Operational expenses for the third quarter of 2014 were $98.8 million, up $5.6 million, or 6.0%, from the third quarter of 2013. This increase was the result of the increased use of subcontractors and an approximately $3.8 million increase in operational expenses attributable to our regulatory affairs acquisition. As a percentage of total net revenues, operational expenses decreased from 17.4% in the third quarter of 2013 to 16.8% in the third quarter of 2014, primarily due to a reduction in travel and communications expenses in the third quarter of 2014 compared to the third quarter of 2013 and the effects of foreign exchange volatility.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of cost of revenue for the third quarter of 2014 were $11.2 million, down $0.9 million, or 7.5%, from the third quarter of 2013. Depreciation and amortization expenses as a percentage of total net revenues decreased from 2.3% in the third quarter of 2013 to 1.9% in the third quarter of 2014. These decreases were primarily due to an increase in fully depreciated assets since the end of the third quarter of 2013 at our service delivery centers located in India, the Philippines and the Americas and to the effects of foreign exchange volatility. These decreases were partially offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities, from the addition of new service delivery centers in India and from our regulatory affairs acquisition.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three months ended September 30,		As a percentage of total net revenues
	2013	2014	2013	2014
	(dollars in millions)
Personnel expenses	$83.6	$111.4	15.6%	18.9%
Operational expenses	31.3	39.6	5.9	6.7
Depreciation and amortization	2.1	2.1	0.4	0.4

Selling, general and administrative expenses	$117.0	$153.1	21.9%	26.0%

SG&A expenses in the third quarter of 2014 were $153.1 million, up $36.1 million, or 30.9%, from the third quarter of 2013. SG&A expenses as a percentage of total net revenues increased from 21.9% in the third quarter of 2013 to 26.0% in the third quarter of 2014. SG&A expenses increased primarily as a result of our continued investments in client-facing teams and subject matter experts through the hiring of seasoned, higher-cost personnel in targeted markets – such as the United States and Europe – and certain industry verticals – namely, banking and financial services, insurance, consumer product goods and life sciences. Wage inflation also contributed to the increase in SG&A expenses in the third quarter of 2014. As a result, our sales and marketing expenses as a percentage of net revenues were approximately 6.8% in the third quarter of 2014, up from approximately 4.7% in the third quarter of 2013.

Of the total increase in SG&A expenses, $2.3 million is attributable to our regulatory affairs acquisition. Additionally, travel costs related to sales and marketing activities and fees for professional services related to strategic initiatives contributed to higher SG&A expenses. These increases were partially offset by a lower reserve for doubtful receivables in the third quarter of 2014 compared to the third quarter of 2013 and by the effects of foreign exchange volatility.

Personnel expenses. Personnel expenses as a percentage of total net revenues in the third quarter of 2014 were 18.9%, up from 15.6% in the third quarter of 2013. Personnel expenses as a component of SG&A expenses were $111.4 million in the third quarter of 2014, up $27.8 million, or 33.3%, from the third quarter of 2013. Our sales team personnel expenses increased by 61.5%, primarily driven by the addition of approximately 45 client-facing personnel in the third quarter of 2014. Our regulatory affairs acquisition also contributed an additional $1.6 million to personnel expenses. Stock-based compensation resulted in a $2.4 million increase in personnel expenses in the third quarter of 2014 compared to the third quarter of 2013. Additionally, wage inflation and an increase in our headcount contributed to higher personnel costs. These increases were partially offset by the effects of foreign exchange volatility.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 5.9% in the third quarter of 2013 to 6.7% in the third quarter of 2014. This increase was primarily attributable to higher marketing expenditures, increased sales-related travel and fees for professional services. Operational expenses as a component of SG&A expenses increased by $8.3 million, or 26.4%, in the third quarter of 2014 compared to the third quarter of 2013. Of this increase, approximately $0.6 million, or 7.7%, is attributable to our regulatory affairs acquisition. The increase in operational expenses was partially offset by a $3.2 million reduction in the reserve for doubtful receivables in the third quarter of 2014 compared to the third quarter of 2013 and by the effects of foreign exchange volatility in the third quarter of 2014.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the third quarter of 2014, unchanged from the third quarter of 2013. An increase in fully depreciated assets since the end of the third quarter of 2013 at our facilities located in India, the Philippines and the Americas and the effects of foreign exchange volatility resulted in lower depreciation and amortization expenses. This decrease was offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities, from the addition of new facilities in India, and from our regulatory affairs acquisition.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $8.0 million in the third quarter of 2014, up from $5.9 million in the third quarter of 2013. Our regulatory affairs acquisition resulted in additional amortization expenses of $2.2 million in the third quarter of 2014. This increase was partially offset by a decline of $0.2 million in the amortization expense of intangibles arising out of our reorganization in 2004, when we began operating as an independent company. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangible asset.

Other operating (income) expense, net. Other operating income, net of expenses was $0.4 million in the third quarter of 2014, down from $3.2 million in the third quarter of 2013. In the third quarter of 2013, we recorded a gain of $2.2 million due to changes in the fair value of earn-out consideration relating to certain acquisitions. No such gains or losses were recognized in the third quarter of 2014.

Income from operations. As a result of the foregoing factors, income from operations decreased by $13.1 million to $72.9 million in the third quarter of 2014 from $86.0 million in the third quarter of 2013. As a percentage of total net revenues, income from operations decreased from 16.1% in the third quarter of 2013 to 12.4% in the third quarter of 2014.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange loss of $4.7 million in the third quarter of 2014, compared to a net foreign exchange gain of $10.8 million in the third quarter of 2013, primarily due to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from the depreciation of the Euro against the U.S. dollar and the appreciation of the Chinese Yuan against the U.S. dollar, each in the third quarter of 2014, and the depreciation of the Indian rupee against the U.S. dollar in the third quarter of 2013.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
Interest income	$4.4	$1.6	(63.3)%
Interest expense	(8.1)	(9.0)	10.5
Provision reversed for loss on divestures	0.1	—	(100.0)
Other income (expense)	0.2	1.0	416.3

Other income (expense), net	$(3.5)	$(6.4)	86.4%

Other income (expense), net as a percentage of total net revenues	(0.6)%	(1.1)%

Our net other expenses increased by $3.0 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to a $2.8 million decrease in interest income and a $0.9 million increase in interest expense in the third quarter of 2014 compared to the third quarter of 2013. Interest expense increased as a result of higher outstanding borrowings in the third quarter of 2014 compared to the third quarter of 2013. Further, the weighted average rate of interest on our debt decreased from 3.5% in the third quarter of 2013 to 3.3% in the third quarter of 2014. Our interest income decreased by $2.8 million in the third quarter of 2014 primarily as a result of higher account balances in jurisdictions in which we earn lower interest rates compared to the third quarter of 2013. This decrease was partially offset by $1.0 million in interest income on an income tax refund in the third quarter of 2014.

Income before equity method investment activity, net and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net and income tax expense decreased by $31.6 million in the third quarter of 2014 compared to the third quarter of 2013. As a percentage of net revenues, income before equity method investment activity, net and income tax decreased from 17.4% in the third quarter of 2013 to 10.5% in the third quarter of 2014.

Equity-method investment activity, net. Equity-method investment activity, net represents our share of gain or loss from our non-consolidated affiliate, NIIT Uniqua, a joint venture in Asia.

Income before income tax expense. As a result of the foregoing factors, income before income tax expense decreased by $31.6 million. As a percentage of net revenues, income before income tax expense decreased from 17.5% in the third quarter of 2013 to 10.5% in the third quarter of 2014.

Income tax expense. Our income tax expense decreased from $21.9 million in the third quarter of 2013 to $15.1 million in the third quarter of 2014, representing an effective tax rate, or ETR, of 24.5% in the third quarter of 2014, up from 23.8% in the third quarter of 2013. The reduction in tax expense is due to lower pre-tax profits in the third quarter of 2014 compared to the third quarter of 2013. The increase in our effective tax rate is driven by certain one-time benefits recorded in the third quarter of last year, which have been partially offset by the continued growth of our operations in lower tax and tax-exempt locations, primarily in India.

Net income. As a result of the foregoing factors, net income decreased by $24.8 million from $71.4 million in the third quarter of 2013 to $46.7 million in the third quarter of 2014. As a percentage of net revenues, our net income decreased from 13.4% of net revenues in the third quarter of 2013 to 7.9% of net revenues in the third quarter of 2014.

Net income attributable to noncontrolling interest. Noncontrolling interest primarily refers to the profit or loss associated with our noncontrolling partners’ interest in the operations of Genpact Netherlands B.V. Net income attributable to noncontrolling interest decreased from $1.2 million in the third quarter of 2013 to $0 in the third quarter of 2014. This decrease was the result of our purchase of the noncontrolling partner’s interests in Genpact Netherlands B.V., over which we now have 100% control.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to our common shareholders decreased by $23.6 million from $70.3 million in the third quarter of 2013 to $46.7 million in the third quarter of 2014. As a percentage of net revenues, net income attributable to Genpact Limited common shareholders decreased from 13.1% in the third quarter of 2013 to 7.9% in the third quarter of 2014.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net revenues. Our net revenues were $1,677.9 million in the nine months ended September 30, 2014, up $104.4 million, or 6.6%, from $1,573.5 million in the nine months ended September 30, 2013. Adjusted for foreign exchange, which had an adverse impact on our net revenues in the nine months ended September 30, 2014, our net revenues grew 7.4% compared to the nine months ended September 30, 2013. The growth in our net revenues was primarily driven by an increase in BPO services delivered to our Global Clients, an increase in IT services delivered to both our Global Clients and GE, and our regulatory affairs acquisition. Our annualized net revenue per employee for the nine months ended September 30, 2014 was $35,400, compared to $35,800 in the nine months ended September 30, 2013. The mild decline in revenue per employee is due in part to an increase in personnel deployed primarily during the first half of 2014 to manage the complex transition periods associated with certain large, transformational deals. Our average headcount increased to approximately 63,900 in the nine months ended September 30, 2014 from approximately 58,900 in the nine months ended September 30, 2013.

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
BPO Services	$1,187.4	$1,269.6	6.9%
IT Services	386.1	408.4	5.8

Total net revenues	$1,573.5	$1,677.9	6.6%

Net revenues from BPO services in the nine months ended September 30, 2014 were $1,269.6 million, up $82.1 million, or 6.9%, from $1,187.4 million in the nine months ended September 30, 2013, due to an increase in revenues from our Global Clients, particularly for consulting services, finance and accounting services and core vertical operations, and to revenues derived from our regulatory affairs acquisition. Net revenues from IT services were $408.4 million in the nine months ended September 30, 2014, up $22.3 million, or 5.8%, from $386.1 million in the nine months ended September 30, 2013 as a result of an increase in IT services delivered to both our Global Clients and GE.

Net revenues from BPO services as a percentage of total net revenues increased to 75.7% in the nine months ended September 30, 2014, up from 75.5% in the nine months ended September 30, 2013, with a corresponding decline in the percentage of total net revenues attributable to IT services.

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
Global Clients	$1,216.9	$1,330.7	9.4%
GE	356.7	347.2	(2.6)

Total net revenues	$1,573.5	$1,677.9	6.6%

Net revenues from Global Clients in the nine months ended September 30, 2014 were $1,330.7 million, up $113.8 million, or 9.4%, from $1,216.9 million in the nine months ended September 30, 2013. This increase was primarily driven by growth in four of our targeted verticals – namely, life sciences, consumer product goods, insurance and capital markets – including revenues derived from our regulatory affairs acquisition. As a percentage of total net revenues, net revenues from Global Clients increased from 77.3% in the nine months ended September 30, 2013 to 79.3% in the nine months ended September 30, 2014. BPO and IT services revenues from Global Clients grew by 10.6% and 5.6%, respectively.

Net revenues from GE were $347.2 million in the nine months ended September 30, 2014, down $9.4 million, or 2.6%, from the nine months ended September 30, 2013 primarily as a result of an expected decline in BPO services delivered to GE which was partially offset by growth in IT and consulting projects. Net revenues from GE as a percentage of our total net revenues declined from 22.7% in the nine months ended September 30, 2013 to 20.7% in the nine months ended September 30, 2014.

Net revenues by geographic region based on the location of our service delivery centers are as follows:

	Nine months ended September 30,		Percentage change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
India	$1,034.2	$1,104.8	6.8%
Americas	214.3	227.2	6.0
Asia, other than India	166.4	172.5	3.7
Europe	158.6	173.4	9.3

Total net revenues	$1,573.5	$1,677.9	6.6%

Net revenues grew in all of our geographic regions in the nine months ended September 30, 2014. Net revenues from service delivery centers located in Europe grew the most, contributing $173.4 million to total net revenues in the nine months ended September 30, 2014, up $14.8 million, or 9.3%, from the nine months ended September 30, 2013. Approximately $5.5 million of this increase was attributable to our regulatory affairs acquisition. Total net revenues from India-based service delivery centers were $1,104.8 million in the nine months ended September 30, 2014, up 6.8% from the nine months ended September 30, 2013. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from service delivery centers outside India that are managed by India-based service delivery leaders or at clients’ premises outside India by personnel normally based in India. Service delivery centers located in the Americas contributed $227.2 million to total net revenues in the nine months ended September 30, 2014, up $12.9 million, or 6.0%, from the nine months ended September 30, 2013. Approximately $6.8 million of this increase was attributable to our regulatory affairs acquisition. Net revenues from service delivery centers located in Asia, other than India – primarily China and the Philippines – were $172.5 million in the nine months ended September 30, 2014, up 3.7% from the nine months ended September 30, 2013.

Cost of revenue and gross profit. The following table sets forth the components of our cost of revenue and the resulting gross profit:

	Nine months ended September 30,		As a percentage of total net revenues
	2013	2014	2013	2014
	(dollars in millions)
Personnel expenses	$671.5	$701.5	42.7%	41.8%
Operational expenses	265.9	284.3	16.9	16.9
Depreciation and amortization	36.3	33.1	2.3	2.0

Cost of revenue	$973.7	$1,018.9	61.9%	60.7%

Gross profit	599.8	659.0	38.1%	39.3%

Our gross margin increased from 38.1% in the nine months ended September 30, 2013 to 39.3% in the nine months ended September 30, 2014. This increase is primarily attributable to improved operational efficiencies, including effective deployment and use of operations personnel, and the effects of foreign exchange volatility. The impact of these factors was partially offset by the effects of wage inflation.

Cost of revenue in the nine months ended September 30, 2014 was $1,018.9 million, up $45.2 million, or 4.6%, from the nine months ended September 30, 2013. Of this increase, approximately $16.9 million, or 37.4%, is attributable to acquisitions completed in 2013 and 2014. Wage inflation and an increase in personnel expenses due to an increase in our operational headcount and increased use of subcontractors for service delivery also contributed to higher cost of revenue in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were partially offset by lower stock-based compensation costs, by the effects of foreign exchange volatility, and by the improved operational efficiencies described above in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Personnel expenses. Personnel expenses as a percentage of total net revenues decreased from 42.7% in the nine months ended September 30, 2013 to 41.8% in the nine months ended September 30, 2014, primarily due to improved operational efficiencies, including more effective deployment and use of operations personnel, the increased use of subcontractors for service delivery, the effects of foreign exchange volatility and a decrease in stock-based compensation expenses. The impact of these factors was partially offset by the effects of wage inflation, an increase in our operational headcount and the acquisitions we completed in 2013 and 2014. As a result, personnel expenses for the nine months ended September 30, 2014 were $701.5 million, up $30.0 million, or 4.5%, from $671.5 million in the nine months ended September 30, 2013.

Operational expenses. Operational expenses for the nine months ended September 30, 2014 were $284.3 million, up $18.4 million, or 6.9%, from the nine months ended September 30, 2013. Approximately $5.8 million, or 31.3%, of the increase is attributable to acquisitions completed during 2013 and 2014. Excluding the impact of acquisitions completed in 2013 and 2014, subcontractor costs increased by approximately $16.1 million and business travel expenses increased by approximately $2.1 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were partially offset by the effects of foreign exchange volatility and a reduction in infrastructure and communications expenses. As a result, operational expenses as a percentage of total net revenues were unchanged at 16.9% in the nine months ended September 2014 compared to the nine months ended September 2013.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of cost of revenue in the nine months ended September 30, 2014 were $33.1 million, down $3.2 million, or 8.9%, from the nine months ended September 30, 2013. These decreases were primarily due to an increase in fully depreciated assets since September 30, 2013 at our service delivery centers located in India, the Philippines and the Americas and the effects of foreign exchange volatility. These decreases were partially offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities, from the addition of new service delivery centers in India and from acquisitions completed in 2013 and 2014.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Nine months ended September 30,		As a percentage of total net revenues
	2013	2014	2013	2014
	(dollars in millions)
Personnel expenses	$251.4	$302.1	16.0%	18.0%
Operational expenses	90.9	110.0	5.8	6.6
Depreciation and amortization	6.4	6.3	0.4	0.4

Selling, general and administrative expenses	$348.6	$418.4	22.2%	24.9%

SG&A expenses for the nine months ended September 30, 2014 were $418.4 million, up $69.7 million, or 20.0%, from the nine months ended September 30, 2013. Investments in client-facing teams and subject matter experts through the hiring of seasoned, higher-cost personnel in targeted markets – such as the United States and Europe – and industry verticals – namely banking and financial services, insurance, consumer product goods and life sciences – resulted in higher SG&A expenses. These investments are in line with our plans to bring sales and marketing expenses in the range of 6% to 6.5% of revenue. Wage inflation also contributed to the increase in SG&A expenses in the nine months ended September 30, 2014.

Of the total increase in SG&A expenses, approximately $5.2 million, or 7.4%, is attributable to acquisitions completed in 2013 and 2014. Additionally, higher expenditures on marketing, acquisition-related expenses, fees for professional services related to strategic initiatives, and sales-related travel also contributed to higher SG&A expenses in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were partially offset by a lower reserve for doubtful receivables in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and by the effects of foreign exchange volatility.

Personnel expenses. Personnel expenses as a component of SG&A expenses were $302.1 million in the nine months ended September 30, 2014, up $50.7 million, or 20.2%, from the nine months ended September 30, 2013. Our sales team personnel expenses increased by 36.2%, primarily driven by the addition of 100+ client-facing personnel in 2014. Another $3.1 million of the increase is due to acquisitions completed in 2013 and 2014. Wage inflation and an increase in our headcount also resulted in higher personnel costs in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was partially offset by the effects of foreign exchange volatility. As a result, personnel expenses as a percentage of total net revenues in the nine months ended September 2014 were 18.0%, up from 16.0% in the nine months ended September 2013.

Operational expenses. Operational expenses as a component of SG&A expenses increased by $19.1 million, or 21.0%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Higher sales-related travel and professional services expenses resulted in higher operational expenses in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Of this increase, $1.5 million is attributable to acquisitions completed in 2013 and 2014. We also incurred acquisition-related expenses of $2.0 million in the nine months ended September 30, 2014 for our regulatory affairs acquisition. These increases were partially offset by a $6.6 million decline in the reserve for doubtful receivables in the nine months ended September 30, 2014, an expense of $1.1 million relating to the amendment of our credit facility in 2013 and the effects of foreign exchange volatility. As a result, our operational expenses as a percentage of total net revenues increased from 5.8% in the nine months ended September 30, 2013 to 6.6% in the nine months ended September 30, 2014.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were unchanged at 0.4%. Fully depreciated assets increased since September 30, 2013 at our facilities located in India, the Philippines and the Americas, and the effects of foreign exchange volatility resulted in lower depreciation and amortization expenses in the nine months ended September 30, 2014. This decrease was offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities in India, from the addition of new facilities and from acquisitions completed in 2013 and 2014.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $20.6 million in the nine months ended September 30, 2014, up from $17.6 million in the nine months ended September 30, 2013. Acquisitions we completed during 2013 and 2014 resulted in additional amortization expenses of $3.6 million in the nine months ended September 30, 2014. This increase was partially offset by a $0.8 million decline in the amortization expense of intangibles arising out of our reorganization in 2004, when we began operating as an independent company. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangible asset.

Other operating (income) expense, net. Other operating income, net of expenses, was $3.1 million in the nine months ended September 30, 2014, down from $4.3 million in the nine months ended September 30, 2013. In the nine months ended September 30, 2013, we recorded a $2.4 million non-recurring provision for impairment against certain capital assets in India that were no longer strategic to our growth. This was offset by a $2.3 million lower gain resulting from changes in earn-out consideration payable in connection with certain acquisitions. The balance of the decrease is attributable to lower shared services income, which declined from $2.3 million in the nine months ended September 30, 2013 to $0.9 million in the nine months ended September 30, 2014.

Income from operations. As a result of the foregoing factors, income from operations decreased by $14.7 million to $223.2 million in the nine months ended September 30, 2014 from $237.9 million in the nine months ended September 30, 2013. As a percentage of total net revenues, income from operations decreased from 15.1% in the nine months ended September 30, 2013 to 13.3% in the nine months ended September 30, 2014.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange loss of $12.1 million in the nine months ended September 30, 2014, compared to a net foreign exchange gain of $24.6 million in the nine months ended September 30, 2013. The net foreign exchange loss in the nine months ended September 30, 2014 is primarily on account of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from the appreciation of the Indian rupee against the U.S. dollar and the depreciation of the euro against the U.S. dollar. The net foreign exchange gain in the nine months ended September 30, 2013 is primarily due to depreciation of the Indian rupee against the U.S. dollar in the nine months ended September 30, 2013.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in million)
Interest income	$14.1	$3.6	(74.6)%
Interest expense	(30.9)	(24.4)	(21.0)
Provision (created) for loss on divestures	(3.5)	—	(100.0)
Other income	1.2	1.3	14.9

Other income (expense), net	$(19.1)	$(19.5)	2.0%

Other income (expense), net as a percentage of total net revenues	(1.2)%	(1.2)%

Our net other expenses increased by $0.4 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a $3.5 million provision for losses on the divestitures of Clearbizz B.V. and Gantthead.com., Inc. created in the nine months ended September 30, 2013. This decrease was partially offset by an increase in our net interest expense in the nine months ended September 30, 2014. Our net interest expense increased by $4.1 million as the result of a $6.5 million decrease in interest expense and a $10.5 million decrease in interest income in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in interest expense was the result of an expense of $3.1 million in the nine months ended September 30, 2013 relating to the amendment of our credit facility and a lower interest expense of $2.3 million in the nine months ended September 30, 2014 due to a lower interest rate on the amended facility. Further, the weighted average rate of interest on our debt decreased from 3.9% in the nine months ended September 30, 2013 to 3.4% in the nine months ended September 30, 2014. Our interest income also decreased by $10.5 million in the nine months ended September 30, 2014 primarily as a result of higher account balances in jurisdictions in which we earn lower interest rates during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Income before equity method investment, activity, net and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net and income tax expense decreased by $51.8 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. As a percentage of net revenues, income before equity method investment activity, net and income tax expense decreased from 15.5% in the nine months ended September 30, 2013 to 11.4% in the nine months ended September 30, 2014.

Equity-method investment activity, net. Equity-method investment activity, net represents our share of gain or loss from our non-consolidated affiliates, NGEN Media Services Private Limited, or NGEN, a joint venture with NDTV Networks Plc., and NIIT Uniqua, a joint venture in Asia. In March 2013, we acquired the remaining equity interest in NGEN.

Income before income tax expense. As a result of the foregoing factors, our income before income tax expense decreased by $51.9 million. As a percentage of net revenues, income before income tax expense decreased from 15.5% of net revenues in the nine months ended September 30, 2013 to 11.4% of net revenues in the nine months ended September 30, 2014.

Income tax expense. Our income tax expense decreased from $58.4 million in the nine months ended September 30, 2013 to $45.3 million in the nine months ended September 30, 2014, representing an ETR of 23.6% in the nine months ended September 30, 2014, down from 24.4% in the nine months ended September 30, 2013. The reduction in tax expense is due to lower pre-tax profits in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The improvement in our ETR is primarily a consequence of the continued growth of our operations in lower-tax and tax-exempt locations, primarily in India.

Net income. As a result of the foregoing factors, net income decreased by $38.7 million from $185.1 million in the nine months ended September 30, 2013 to $146.4 million in the nine months ended September 30, 2014. As a percentage of net revenues, our net income decreased from 11.8% in the nine months ended September 30, 2013 to 8.7% in the nine months ended September 30, 2014.

Net income attributable to noncontrolling interest. Noncontrolling interest primarily refers to profit or loss associated with our noncontrolling partners’ interest in the operations of Genpact Netherlands B.V. and the noncontrolling shareholders’ interest in the operations of Hello Communications (Shanghai) Co., Ltd. Net income attributable to noncontrolling interest decreased from $4.3 million in the nine months ended September 30, 2013 to $0.2 million in the nine months ended September 30, 2014. This decrease was the result of our purchase of the noncontrolling interests in Genpact Netherlands B.V. in the third quarter of 2014, over which we now have 100% control, and to our divestiture of Hello Communications (Shanghai) Co. Ltd. in February 2013.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to our common shareholders decreased by $34.6 million from $180.9 million in the nine months ended September 30, 2013 to $146.3 million in the nine months ended September 30, 2014. As a percentage of net revenues, net income attributable to Genpact Limited common shareholders decreased from 11.5% in the nine months ended September 30, 2013 to 8.7% in the nine months ended September 30, 2014.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2013 and September 30, 2014 is presented below:

	As of December 31, 2013	As of September 30, 2014	Percentage Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$571.3	$399.2	(30.1)%
Short term deposits	—	25.0	NM *
Current portion of long-term debt	4.3	4.3	0.4
Long-term debt, less current portion	653.6	650.4	(0.5)
Short-term borrowings	—	165.0	NM *
Genpact Limited total shareholders’ equity	$1,322.7	$1,248.5	(5.6)%

*	Not Measurable

Financial Condition

We finance our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

Our cash and cash equivalents were $399.2 million as of September 30, 2014, compared to $571.3 million as of December 31, 2013. Our cash and cash equivalents as of September 30, 2014 were comprised of (a) $93.0 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements, (b) $305.4 million in deposits with banks to be used for medium-term planned expenditures and capital requirements and (c) $0.8 million in restricted cash balances. Restrictions primarily consist of margin balances against bank guarantees and deposits for foreign currency advances on which the bank has created a lien. We also had short term deposits of $25.0 million as of September 30, 2014, compared to $0 as of December 31, 2013.

As of September 30, 2014, $376.6 million of the $399.2 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. We intend to either permanently reinvest the cash held by our foreign subsidiaries or expect to be able to repatriate it in a tax-free manner. The amount of cash that can be repatriated in a tax-free manner is not ascertainable.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Nine Months Ended September 30,		Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in million)
Net cash provided by (used for)
Operating activities	$233.2	$178.8	(23.3)%
Investing activities	(87.7)	(196.3)	124.0
Financing activities	(70.1)	(152.6)	117.8
Net increase (decrease) in cash and cash equivalents	$75.5	$(170.2)	(325.4)%

Cash flows from operating activities. Our net cash generated from operating activities was $178.8 million in the nine months ended September 30, 2014, compared to $233.2 million in the nine months ended September 30, 2013. This decrease was primarily the result of a $54.3 million decrease in net income adjusted for amortization, depreciation and other non-cash items in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 mainly due to the impacts of foreign exchange fluctuations and the investments in sales and marketing described above. Further, up-front investments in certain large deals resulted in an additional cash outflow of approximately $9.0 million in the nine months ended September 30, 2014. We also paid a one-time intercompany dividend tax of $5.0 million in the nine months ended September 30, 2014 compared to the receipt of a one-time tax refund in the nine months ended September 30, 2013. Further, our cash inflow in the nine months ended September 30, 2014 was lower because the Government of India withheld $9.6 million of tax refunds owed to the Company for prior periods in partial satisfaction of the $43 million May 2014 assessment order for certain transactions that occurred in 2009 and 2010 which we are appealing. The increased outflow was partially offset by the improved collection of client receivables in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, resulting in a $6.3 million lower investment in accounts receivable and higher accruals, primarily for employee costs, recorded in the nine months ended September 30, 2014.

Cash flows from investing activities. Our net cash used for investing activities was $196.3 million in the nine months ended September 30, 2014, compared to $87.7 million in the nine months ended September 30, 2013. This increase in net cash used for investing activities was primarily due to the payment of $123.7 million, net of cash acquired, for our regulatory affairs acquisition in the nine months ended September 30, 2014 compared to the payment of $49.2 million in the nine months ended September 30, 2013, net of cash acquired, for the acquisitions consummated during that period. The balance of the increase in net cash used for investing activities was due to higher payments for purchases of property, plant and equipment (net of sales proceeds) of $47.6 million in the nine months ended September 30, 2014 compared to $34.1 million in the nine months ended September 30, 2013 and higher short-term deposits (net of redemptions) of $25.0 million in the nine months ended September 30, 2014 compared to $3.3 million in the nine months ended September 30, 2013.

Cash flows from financing activities. Our net cash used for financing activities was $152.6 million in the nine months ended September 30, 2014 compared to $70.1 million in the nine months ended September 30, 2013. This increase was primarily due to the payment of $302.6 million for the purchase of Company common shares and related expenses of $2.5 million in the nine months ended September 30, 2014. Lower proceeds from the issuance of common shares under stock-based compensation plans in the nine months ended September 30, 2014 also accounted for a $23.5 million reduction in cash inflows in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Additionally, payments for net settlement of stock-based awards were $7.6 million higher in the nine months ended September 30, 2014 than in the nine months ended September 30, 2013. The impact of these items on cash flows was offset by higher proceeds from short-term borrowings (net of repayments) of $165.0 million in the nine months ended September 30, 2014 compared to the repayment of short-term borrowings (net of proceeds) of $80.0 million in the nine months ended September 30, 2013 and by the payment of $8.1 million in expenses relating to the amendment of our credit facility in the nine months ended September 30, 2013.

Financing Arrangements (Credit Facility)

Our credit agreement provides for a term loan of $675.0 million. Total long-term debt, excluding capital lease obligations, was $654.7 million as of September 30, 2014, compared to $657.9 million as of December 31, 2013. As of December 31, 2013 and September 30, 2014, the term loan bears interest at LIBOR (LIBOR floor of 0.75%) plus an applicable margin of 2.75% p.a. Indebtedness under the loan agreement is secured by certain assets. The amount outstanding on the term loan as of September 30, 2014 will be repaid through quarterly payments of 0.25% of the principal amount of $675.0 million, and the balance will be repaid upon the maturity of the term loan on August 30, 2019.

We finance our short-term working capital requirements through cash flows from operations and credit facilities from banks and financial institutions. As of September 30, 2014, short-term credit facilities available to us, which are governed by the same agreement as our long-term credit facility, aggregated $250.0 million. As of December 31, 2013 and September 30, 2014, a total of $4.4 million and $167.2 million, respectively, was utilized, of which $0 and $165.0 million, respectively, constituted funded drawdown and $4.4 million and $2.2 million, respectively, constituted non-funded drawdown.

Our short-term credit facility will expire in August 2017. The funded drawdown amount bears interest at LIBOR plus a margin of 2.50% as of both December 31, 2013 and September 30, 2014. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets of the Company, and the credit agreement contains certain covenants, including a maximum leverage covenant that becomes effective only if the revolving facility is drawn for $50.0 million or more. During the nine months ended September 30, 2014, we were in compliance with all of the financial covenants.

In addition, we have fund-based and non-fund-based short-term credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2013 and September 30, 2014, the limits available were $13.9 million and $14.7 million, respectively, out of which $6.7 million and $7.8 million, was utilized, constituting non-funded drawdown.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see Part I, Item 1A—Risk Factors—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2013, the section titled “Contractual Obligations” below and note 7 in Part I—Financial Statements.

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2014:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$768.2	$27.8	$55.1	$685.3	$—
- Principal payments	654.7	4.3	8.6	641.8	—
- Interest payments*	113.6	23.6	46.5	43.5	—
Short-term borrowings	169.2	169.2	—	—	—
- Principal payments	165.0	165.0	—	—	—
- Interest payments**	4.2	4.2	—	—	—
Capital leases	5.4	2.1	2.7	0.7	—
- Principal payments	4.4	1.5	2.2	0.6	—
- Interest payments	1.1	0.5	0.4	0.1	—
Operating leases	143.4	37.0	55.4	31.1	19.9
Purchase obligations	21.8	21.8	—	—	—
Capital commitments net of advances	5.9	5.9	—	—	—
Earn-out Consideration	28.1	12.1	16.0	—	—
- Reporting Date Fair Value	24.3	11.3	13.0	—	—
- Interest	3.8	0.9	3.0	—	—
Other long-term liabilities	116.4	70.2	44.6	1.6	—

Total contractual cash obligations	$1,258.5	$346.0	$173.8	$718.7	$19.9

*	Our interest payments on long-term debt represent estimated payments based on the prevailing interest rate as of September 30, 2014.
**	Our interest payments on short-term debt represent estimated payments based on the prevailing interest rate as of September 30, 2014 and our expectation for the repayment of such debt.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, including interim periods in our fiscal year 2017, and allows for both retrospective and prospective adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position or disclosures.

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

During the nine months ended September 30, 2014, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarter ended September 30, 2014, our management excluded an evaluation of the disclosure controls and procedures of companies acquired in the nine months ended September 30, 2014. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of these acquisitions.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and the other information that appears elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Filed with Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and September 30, 2014, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2013 and September 30, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2013 and September 30, 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2014, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2014

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Filed with Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and September 30, 2014, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2013 and September 30, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2013 and September 30, 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2014, and (vi) Notes to the Consolidated Financial Statements.