Form 10-Q
period 2015-03-31
Genpact LTD
filed 2015-05-08
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2015

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of April 30th, 2015 was 218,798,779.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2014	As of March 31, 2015
Assets
Current assets
Cash and cash equivalents	4	$461,788	$434,310
Accounts receivable, net	5	525,754	529,618
Deferred tax assets	22	45,486	35,958
Prepaid expenses and other current assets	8	155,480	180,918

Total current assets		$1,188,508	$1,180,804
Property, plant and equipment, net	9	175,936	173,576
Deferred tax assets	22	59,135	59,125
Investment in equity affiliates		494	3,050
Intangible assets, net	10	114,544	117,286
Goodwill	10	1,057,214	1,052,498
Other assets		146,706	149,930

Total assets		$2,742,537	$2,736,269

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2014	As of March 31, 2015
Liabilities and equity
Current liabilities
Short-term borrowings	11	$135,000	$135,000
Current portion of long-term debt	12	4,288	4,287
Current portion of capital lease obligations		1,443	1,423
Accounts payable		15,544	20,416
Income taxes payable	22	13,586	25,671
Deferred tax liabilities	22	1,239	1,395
Accrued expenses and other current liabilities	13	451,014	376,527

Total current liabilities		$622,114	$564,719

Long-term debt, less current portion	12	649,314	648,235
Capital lease obligations, less current portion		2,660	2,555
Deferred tax liabilities	22	6,671	5,973
Other liabilities		176,642	176,262

Total liabilities		$1,457,401	$1,397,744

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 218,684,205 and 219,697,679 issued and outstanding as of December 31, 2014 and March 31, 2015, respectively		2,184	2,194
Additional paid-in capital		1,296,730	1,307,820
Retained earnings		398,706	430,055
Accumulated other comprehensive income (loss)		(412,484)	(401,544)

Genpact Limited shareholders’ equity		$1,285,136	$1,338,525
Noncontrolling interest		—	—

Total equity		$1,285,136	$1,338,525
Commitments and contingencies	24

Total liabilities and equity		$2,742,537	$2,736,269

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2014	2015
Net revenues
Net revenues from services	23	$528,190	$587,153
Cost of revenue
Services	18,23	324,289	357,476

Gross profit		$203,901	$229,677

Operating expenses:
Selling, general and administrative expenses	19,23	122,498	148,748
Amortization of acquired intangible assets	10	6,018	7,341
Other operating (income) expense, net	20	(1,862)	(462)

Income from operations		$77,247	$74,050
Foreign exchange (gains) losses, net		3,593	7,545
Other income (expense), net	21	(6,533)	(8,567)

Income before equity-method investment activity, net and income tax expense		$67,121	$57,938
Loss(gain) on equity-method investment activity, net		(20)	2,223

Income before income tax expense		$67,141	$55,715
Income tax expense	22	16,288	11,062

Net income		$50,853	$44,653
Net income attributable to noncontrolling interest		240	—

Net income attributable to Genpact Limited shareholders		$50,613	$44,653

Net income available to Genpact Limited common shareholders	17	$50,613	$44,653
Earnings per common share attributable to Genpact Limited common shareholders	17
Basic		$0.22	$0.20
Diluted		$0.21	$0.20
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		232,093,917	219,892,695
Diluted		237,275,651	222,347,101

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014		2015
	Genpact Limited Shareholders	Non- controlling interest	Genpact Limited Shareholders	Non- controlling interest
Net income	50,613	240	44,653	—
Other comprehensive income:
Currency translation adjustments	18,593	(5)	(11,179)	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	37,992	—	21,833	—
Retirement benefits, net of taxes	80	—	286	—

Other comprehensive income (loss)	56,665	(5)	10,940	—

Comprehensive income (loss)	107,278	235	55,593	—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Noncontrolling interest	Total Equity
Balance as of January 1, 2014	231,262,576	$2,310	$1,268,344	$511,699	$(459,614)	$1,329	$1,324,068
Net settlement on issuance of common shares on exercise of options (Note 15)	1,081,905	11	(610)	—	—	—	(599)
Issuance of common shares under the employee stock purchase plan (Note 15)	40,534	—	608	—	—	—	608
Net settlement on vesting of restricted share units (Note 15)	49,129	1	(73)	—	—	—	(72)
Net settlement on vesting of performance units (Note 15)	913,507	9	(6,509)	—	—	—	(6,500)
Distribution to noncontrolling interest	—	—	—	—	—	(899)	(899)
Stock-based compensation expense (Note 15)	—	—	4,973	—	—	—	4,973
Comprehensive income:
Net income	—	—	—	50,613	—	240	50,853
Other comprehensive income	—	—	—	—	56,665	(5)	56,660

Balance as of March 31, 2014	233,347,651	$2,331	$1,266,733	$562,312	$(402,949)	$665	$1,429,092

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Noncontrolling interest	Total Equity
Balance as of January 1, 2015	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$—	$1,285,136
Issuance of common shares on exercise of options (Note 15)	659,257	7	5,834	—	—	—	5,841
Issuance of common shares under the employee stock purchase plan (Note 15)	34,162	—	683	—	—	—	683
Net settlement on vesting of restricted share units (Note 15)	65,244	1	(79)	—	—	—	(78)
Net settlement on vesting of performance units (Note 15)	845,524	8	(8)	—	—	—	—
Stock repurchased and retired (Note16)	(590,713)	(6)	—	(13,292)	—	—	(13,298)
Expenses related to stock purchase (Note 16)	—	—	—	(12)	—	—	(12)
Stock-based compensation expense (Note 15)	—	—	4,660	—	—	—	4,660
Comprehensive income:
Net income	—	—	—	44,653	—	—	44,653
Other comprehensive income	—	—	—	—	10,940	—	10,940

Balance as of March 31, 2015	219,697,679	$2,194	$1,307,820	$430,055	$(401,544)	$—	$1,338,525

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2015
Operating activities
Net income attributable to Genpact Limited shareholders	$50,613	$44,653
Net income attributable to noncontrolling interest	240	—
Net income	$50,853	$44,653
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	12,341	13,517
Amortization of debt issuance costs	801	1,840
Amortization of acquired intangible assets	6,018	7,341
Reserve for doubtful receivables	197	872
Unrealized (gain) loss on revaluation of foreign currency asset/liability	3,295	5,632
Equity-method investment activity, net	(20)	2,223
Stock-based compensation expense	4,973	4,660
Deferred income taxes	123	(2,559)
Others, net	741	(44)
Change in operating assets and liabilities:
Increase in accounts receivable	(7,901)	(13,449)
Increase in other assets	(16,968)	(10,414)
Increase in accounts payable	124	177
Decrease in other liabilities	(47,530)	(42,376)
Increase in income taxes payable	7,194	12,215

Net cash provided by operating activities	$14,241	$24,288

Investing activities
Purchase of property, plant and equipment	(14,530)	(13,991)
Proceeds from sale of property, plant and equipment	103	576
Investment in equity affiliates	—	(6,701)
Payment for business acquisitions, net of cash acquired	—	(11,678)

Net cash used for investing activities	$(14,427)	$(31,794)

Financing activities
Repayment of capital lease obligations	(502)	(539)
Payment of debt issue cost	—	(1,045)
Repayment of long-term debt	(1,687)	(1,687)
Proceeds from Short-term borrowings	—	1,410,000
Repayment of Short-term borrowings	—	(1,410,000)
Proceeds from issuance of common shares under stock-based compensation plans	6,061	6,524
Payment for net settlement of stock-based awards	(8,099)	(5,603)
Payment of earn-out consideration	—	(126)
Distribution to noncontrolling interest	(899)	—
Payment for stock purchased and retired	—	(13,298)
Payment for expenses related to stock purchase	—	(12)

Net cash used for financing activities	$(5,126)	$(15,786)

Effect of exchange rate changes	1,302	(4,186)
Net decrease in cash and cash equivalents	(5,312)	(23,292)
Cash and cash equivalents at the beginning of the period	571,276	461,788

Cash and cash equivalents at the end of the period	$567,266	$434,310

Supplementary information
Cash paid during the period for interest	$6,143	$6,943
Cash paid during the period for income taxes	$21,907	$13,120
Property, plant and equipment acquired under capital lease	$534	$372

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

On August 30, 2012, the Company terminated its previous credit facility of $380,000 and entered into a new credit facility of $925,000. Net proceeds from the credit facility along with cash on hand were partially used to fund the payment of a special cash dividend in the amount of $2.24 per share in the third quarter of 2012. The share purchase transaction described above, the entry into a new credit facility and the payment of the special cash dividend are referred to collectively as the “2012 Recapitalization.” In June 2013, the Company amended its credit facility as described in Note 12.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The accompanying unaudited interim consolidated financial statements have been prepared on a consolidated basis and reflect the financial statements of Genpact Limited, a Bermuda company, and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity but exerts significant influence on the entity, the Company applies the equity method of accounting. All intercompany transactions and balances are eliminated in consolidation.

The noncontrolling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the profits or losses associated with such noncontrolling interest. The noncontrolling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their shares of profit as it is a partnership. Accordingly, noncontrolling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the unaudited interim Consolidated Statements of Income. During the year ended December 31, 2014, the Company purchased such noncontrolling interest, as a result of which the Company has 100% control of the partnership.

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

(c) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations, by recognizing the identifiable tangible and intangible assets acquired, liabilities assumed, and any noncontrolling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under Selling, General and Administrative Expenses.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 25% and 22% of receivables as of December 31, 2014 and March 31, 2015, respectively. GE accounted for 21% and 19% of revenues for the three months ended March 31, 2014 and 2015, respectively.

(e) Recently adopted accounting pronouncements

There are no recent accounting pronouncements issued by authoritative bodies that have been adopted by the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures

A. Acquisitions

(a) Acquisition of wealth management operations in the U.S.

On January 16, 2015, the Company acquired certain assets and assumed certain liabilities of Citibank, N.A. comprising a portion of its U.S. wealth management operations for cash consideration of $11,678. In connection with the transaction, the Company hired certain employees of the seller’s U.S. wealth management business. With this transaction, the Company has acquired an end-to-end, technology-enabled wealth management service offering. There are no contingent consideration arrangements in connection with the acquisition.

The Company recorded $9,100 in customer related intangible assets which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounted to $3,400, has been allocated to the Company’s India reporting unit and is deductible for tax purposes. The Company also assumed a pre-existing liability of the seller amounting to $822 in connection with the acquisition. Acquisition-related costs amounting to $798 have been included in selling, general and administrative expenses as incurred. The results of operations of the business acquired and the fair value of the assets acquired and liabilities assumed are included in the Company’s Consolidated Financial Statements with effect from January 16, 2015, the date of the acquisition.

(b) Acquisition of delivery center in Japan.

On November 4, 2014, the Company acquired finance and accounting service delivery centre in Japan. In connection with the acquisition, the Company entered into a five-year Business Process Outsourcing (“BPO”) Agreement. The purchase consideration for the acquisition is set forth below:

Cash consideration after preliminary adjustment for pension underfunding and closing net assets value	$10,599
Fair value of contingent earn-out consideration (ranging from $0 to $15,750)	11,198
Total preliminary estimated purchase consideration	$21,797

The contingent earn-out consideration will be determined based on additional services contracted by the delivery center for the period from November 4, 2014 to November 4, 2021. The total consideration paid by the Company at closing for the acquisition was $7,108, net of cash acquired of $3,491. With this acquisition, the Company expands its presence in Japan and strengthens its finance and accounting services offerings.

As of the date of these financial statements, the purchase consideration is pending final adjustment for pension underfunding and closing date net assets value in accordance with the terms of the agreement which may result in a corresponding adjustment to goodwill during the measurement period. The Company is also evaluating certain pension assets and liabilities and tax positions with respect to this acquisition which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. Changes to the preliminary recorded assets and liabilities may result in a corresponding adjustment to goodwill. The measurement period will not exceed one year from the acquisition date.

The following table summarizes the initial allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition:

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestitures (Continued)

Goodwill has been allocated to the China reporting unit and is non-deductible for tax purposes as the company has not recorded any tax benefit for amortization. The customer-related intangible assets in the table above have a weighted average amortization period of 7 years.

The results of operations of the delivery center and the fair value of its assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from November 4, 2014, the date of the acquisition.

(c) Pharmalink Consulting Limited and Pharmalink Consulting Inc.

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

As of the date of these financial statements, the purchase consideration and the allocation for the acquisition are pending final adjustment for working capital and net debt in accordance with the terms of acquisition agreement which may result in a corresponding adjustment to goodwill during the measurement period. Changes to the preliminary recorded assets and liabilities may result in a corresponding adjustment to goodwill. The measurement period will not exceed one year from the acquisition date.

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

Goodwill has been allocated to the India reporting unit and is not deductible for tax purposes. The intangible assets consist of customer- and marketing-related intangible assets with a weighted average amortization period of 6 years.

The results of operations of Pharmalink and the fair value of its assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from May 29, 2014, the date of the acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2014 and March 31, 2015 comprise:

	As of December 31, 2014	As of March 31, 2015
Deposits with banks	$130,610	$96,737
Other cash and bank balances	331,178	337,573

Total	$461,788	$434,310

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the reserve for doubtful receivables recorded by the Company:

	Year ended December 31, 2014	Three months ended March 31, 2015
Opening Balance as of January 1	$16,560	$15,192
Additions due to acquisitions	178	—
Additions charged to cost and expense	3,107	872
Deductions	(4,653)	(137)

Closing Balance	15,192	15,927

Accounts receivable were $540,946 and $545,545 and the reserves for doubtful receivables were $15,192 and $15,927, resulting in net accounts receivable balances of $525,754 and $529,618 as of December 31, 2014 and March 31, 2015, respectively. In addition, accounts receivable due after one year of $11,635 and $9,319 as of December 31, 2014 and March 31, 2015, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $5,840 and $2,064, as of December 31, 2014 and March 31, 2015, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2014 and March 31, 2015:

	As of December 31, 2014
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$33,967	$—	$33,967	$—

Total	$33,967	$—	$33,967	$—

Liabilities
Derivative instruments (Note b)	$101,516	$—	$101,516	$—

Total	$101,516	$—	$101,516	$—

	As of March 31, 2015
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$52,904	$—	$52,904	$—

Total	$52,904	$—	$52,904	$—

Liabilities
Derivative instruments (Note b)	$85,559	$—	$85,559	$—

Total	$85,559	$—	$85,559	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The Company values its derivative instruments based on market observable inputs including both forward and spot prices for the underlying currencies. The quotes are taken from an independent market database.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties which are banks or other financial institutions, and the Company considers the risk of non-performance by the counterparties not to be material. The forward foreign exchange contracts mature between zero and sixty-nine months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2014	As of March 31, 2015	As of December 31, 2014	As of March 31, 2015
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,282,800	$1,447,300	$(86,913)	$(72,126)
United States Dollars (sell) Mexican Peso (buy)	5,640	17,250	(514)	(1,012)
United States Dollars (sell) Philippines Peso (buy)	72,900	72,900	(738)	(444)
Euro (sell) United States Dollars (buy)	98,903	109,774	5,458	15,756
Euro (sell) Romanian Leu (buy)	81,072	67,667	562	1,989
Japanese Yen (sell) Chinese Renminbi (buy)	28,586	34,956	2,766	2,281
Pound Sterling (sell) United States Dollars (buy)	133,435	117,920	4,278	9,530
Australian Dollars (sell) United States Dollars (buy)	104,362	94,891	7,552	11,371

			$(67,549)	$(32,655)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.
(b)	Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

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

The fair value of the derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2014	As of March 31, 2015	As of December 31, 2014	As of March 31, 2015
Assets
Prepaid expenses and other current assets	$16,636	$28,036	$202	$508
Other assets	$17,129	$24,360	$—	$—
Liabilities
Accrued expenses and other current liabilities	$64,650	$48,941	$965	$195
Other liabilities	$35,901	$36,423	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended March 31,
	2014			2015
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance as of January 1	$(205,952)	$72,612	$(133,340)	$(66,786)	$23,646	$(43,140)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(12,400)	4,356	(8,044)	(9,254)	3,251	(6,003)
Changes in fair value of effective portion of outstanding derivatives, net	47,238	(17,290)	29,948	24,564	(8,734)	15,830

Gain (loss) on cash flow hedging derivatives, net	59,638	(21,646)	37,992	33,818	(11,985)	21,833

Closing balance as of March 31	$(146,314)	$50,966	$(95,348)	$(32,968)	$11,661	$(21,307)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)		Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2014	2015		2014	2015		2014	2015
Forward foreign exchange contracts	$47,238	$24,564	Revenue	$(670)	$2,495	Foreign exchange (gains) losses, net	$—	$—
			Cost of revenue	(9,398)	(9,427)
			Selling, general and administrative expenses	(2,332)	(2,322)

	$47,238	$24,564		$(12,400)	$(9,254)		$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Three months ended March 31,
		2014	2015
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(27)	$(2,244)

		$(27)	$(2,244)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2014	As of March 31, 2015
Advance taxes	$61,251	$76,915
Deferred transition costs	40,185	36,148
Derivative instruments	16,838	28,544
Employee advances	5,816	5,084
Advances to suppliers	3,358	1,440
Prepaid expenses	12,949	15,775
Customer Acquisition Cost	5,557	5,919
Deposits	1,754	2,817
Others	7,772	8,276

	$155,480	$180,918

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2014	As of March 31, 2015
Property, plant and equipment, gross	$531,960	$540,629
Less: Accumulated depreciation and amortization	(356,024)	(367,053)

Property, plant and equipment, net	$175,936	$173,576

Depreciation expense on property, plant and equipment for the three months ended March 31, 2014 and 2015 was $10,748 and $11,717, respectively. The amount of computer software amortization for the three months ended March 31, 2014 and 2015 was $2,156 and $2,362, respectively.

The depreciation and amortization expense set forth above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $563 and $562 for the three months ended March 31, 2014 and 2015, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents changes in goodwill for the year ended December 31, 2014 and three months ended March 31, 2015:

	Year ended December 31, 2014	Three months ended March 31, 2015
Opening balance	$953,849	$1,057,214
Goodwill relating to acquisitions consummated during the period	127,047	3,400
Effect of exchange rate fluctuations	(23,682)	(8,116)

Closing balance	$1,057,214	$1,052,498

The total amount of goodwill deductible for tax purposes is $37,628 and $40,186 as of December 31, 2014 and March 31, 2015, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2014			As of March 31, 2015
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$310,069	$228,095	$81,974	$317,795	$233,693	$84,102
Marketing-related intangible assets	43,137	23,801	19,336	43,061	24,585	18,476
Other intangible assets	19,002	5,768	13,234	20,865	6,157	14,708

	$372,208	$257,664	$114,544	$381,721	$264,435	$117,286

Amortization expenses for intangible assets for the three months ended March 31, 2014 and 2015 were $6,018 and $7,341, respectively, and are disclosed in the consolidated statements of income under amortization of acquired intangible assets.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2014 and March 31, 2015, the limits available were $14,282 and $14,417, respectively, out of which $8,138 and $8,366 was utilized, constituting non-funded drawdown.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Short-term borrowings (continued)

(b)	A fund-based and non-fund based revolving credit facility of $250,000, which was initially entered into in August 2012 and amended in June 2013 as described in note 12. A portion of this facility was initially used to fund the special cash dividend paid in September 2012 and for the acquisition of the Jawood Business Process Solutions, LLC and Felix Software Solutions Private Limited in February 2013. Additionally, this facility was utilized in part to fund the Company’s stock purchase pursuant to its March 2014 self-tender offer and its acquisition of Pharmalink, each in the second quarter of 2014. As of both December 31, 2014 and March 31, 2015, a total of $137,224 was utilized, of which $135,000 constituted funded drawdown and $2,224 constituted non-funded drawdown. This facility expires in August 2017.The funded drawdown amount bears interest at LIBOR plus a margin of 2.50% as of both December 31, 2014 and March 31, 2015. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under the facility is secured by certain assets of the Company, and the credit agreement contains certain covenants, including a maximum leverage covenant that becomes effective only if the revolving facility is drawn for $50,000 or more. For the three months ended March 31, 2015, the Company is in compliance with all of the financial covenants.

(c)	On January 27, 2015 and March 23, 2015, the Company obtained short-term loans in the amount of $672,500 and $737,500, respectively, from Morgan Stanley Senior Funding, Inc. in connection with certain internal reorganization transactions. These loans bore interest at a rate of 2.00% per annum and were fully repaid on January 30, 2015 and March 26, 2015, respectively. The Company recorded $1,045 in debt issuance expenses and $235 in interest with respect to the amounts borrowed under the short-term loans.

12. Long-term debt

In August 2012, the Company obtained credit facilities aggregating $925,000 from a consortium of financial institutions to (i) finance the repayment of the $380,000 balance outstanding under the previous existing credit facility, (ii) fund a portion of its special cash dividend and (iii) for general corporate purposes of the Company, including working capital requirements. The credit agreement provides for a term loan of $675,000 and a revolving credit facility of $250,000.

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

As of December 31, 2014 and March 31, 2015, the outstanding term loan, net of debt amortization expense of $11,274 and $10,664 was $653,602 and $652,522, respectively. As of December 31, 2014 and March 31, 2015, the term loan bore interest at LIBOR (LIBOR floor of 0.75%) plus an applicable margin of 2.75% p.a. Indebtedness under the loan facility is secured by certain assets of the Company. The amount outstanding on the term loan as of March 31, 2015 will be repaid through quarterly payments of 0.25% of the principal amount of $675,000, and the balance will be repaid upon the maturity of the term loan on August 30, 2019.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2015	$3,210
2016	4,306
2017	4,338
2018	4,363
2019	636,305

$652,522

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

	As of December 31, 2014	As of March 31, 2015
Accrued expenses	$114,770	$110,652
Accrued employee cost	143,829	86,378
Deferred transition revenue	49,792	45,585
Statutory liabilities	24,713	28,886
Retirement benefits	16,807	20,099
Derivative instruments	65,615	49,136
Advance from customers	19,857	22,711
Earn-out consideration	3,232	3,211
Other liabilities	12,399	9,869

	$451,014	$376,527

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

Net defined benefit plan costs for the three months ended March 31, 2014 and 2015 include the following components:

	Three months ended March 31,
	2014	2015
Service costs	$1,190	$1,384
Interest costs	619	678
Amortization of actuarial loss	78	85
Expected return on plan assets	(447)	(549)

Net Gratuity Plan costs	$1,440	$1,598

Defined contribution plans

During the three months ended March 31, 2014 and 2015, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2014	2015
India	$3,575	$3,909
U.S.	1,591	2,628
U.K.	545	1,040
China	3,537	3,516
Other Regions	1,186	1,106

Total	10,434	12,199

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation

The Company has issued options under the Genpact Global Holdings 2005 Plan (the “2005 Plan”), Genpact Global Holdings 2006 Plan (the “2006 Plan”), Genpact Global Holdings 2007 Plan (the “2007 Plan”) and Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) to eligible persons who are employees and directors and certain other persons associated with the Company.

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

From the date of adoption of the 2007 Omnibus Plan on July 13, 2007, shares underlying options forfeited, expired, terminated, or cancelled under any of the plans will be added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

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

Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2014 and 2015, were $4,902 and $4,579, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.

Stock options

Options granted are subject to a vesting requirement. Options granted under the plan are exercisable into common shares of the Company, have a contractual period of ten years and vest over four to five years unless specified otherwise in the applicable award agreement. The Company recognizes compensation cost over the vesting period of the option. Compensation cost is determined at the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the three months ended March 31, 2015. No options were granted in the three months ended March 31, 2014.

Three months ended March 31, 2015
Dividend yield	—
Expected life (in months)	84
Risk free rate of interest for expected life	1.99%
Volatility	34.97%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

A summary of stock option activity during the three months ended March 31, 2015 is set out below:

	Three months ended March 31, 2015
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2015	7,371,727	$15.44	5.9	$—
Granted	170,000	22.77	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Exercised	(659,257)	8.86	—	9,487

Outstanding as of March 31, 2015	6,882,470	$16.26	6.1	$48,967

Vested as of March 31, 2015 and expected to vest thereafter (Note a)	6,578,643	$15.99	6.1	$47,743
Vested and Exercisable as of March 31, 2015	2,883,564	$11.94	3.0	$32,599
Weighted average grant date fair value of grants made during the period	$9.15

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of March 31, 2015, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $19,193, which will be recognized over the weighted average remaining requisite vesting period of 3.1 years.

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

A summary of RSUs granted during the three months ended March 31, 2015 is set out below:

	Three months ended March 31, 2015
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2015	488,418	$15.36
Granted	—	—
Vested (Note a)	(8,942)	14.32
Forfeited	(12,422)	13.93

Outstanding as of March 31, 2015	467,054	$15.41

Expected to vest (Note b)	439,485

(a)	Vested RSUs have been net settled upon vesting by issuing 5,417 shares (net of minimum statutory tax withholding).
(b)	RSUs expected to vest reflect an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

61,057 RSUs vested in the year ended December 31, 2013, in respect of which 59,827 were issued in January 2015 after withholding shares to the extent of the minimum statutory withholding taxes.

92,692 RSUs vested in the year ended December 31, 2014, shares in respect of which will be issuable on December 31, 2015 after withholding shares to the extent of the minimum statutory withholding taxes.

As of March 31, 2015, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $3,490, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.

Performance Units

The Company also grants stock awards in the form of performance units, or PUs, under the 2007 Omnibus Plan.

Each PU represents the right to receive one common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant and assumes that performance targets will be achieved. The PUs granted under the plan are subject to cliff vesting. The compensation expense for such awards is recognized on a straight-line basis over the vesting terms. Over the performance period, the number of shares to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the three months ended March 31, 2015 is set out below:

	Three months ended March 31, 2015
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2015	1,292,750	$16.78	2,648,626
Granted	562,000	22.77	1,405,000
Vested	—	—	—
Forfeited	(16,350)	16.78	(24,525)
Addition due to achievement of higher than target performance goals (Note a)	51,595	16.78
Reduction due to achievement of lower than maximum performance goals (Note b)			(1,296,105)

Outstanding as of March 31, 2015	1,889,995	$18.56	2,732,996

Expected to vest (Note c)	1,588,070

(a)	Represents additional shares awarded ranging from 0.8% to 6.6% of the target shares as a result of the achievement of higher-than-target performance for the PUs granted in April 2014.
(b)	Represents a 143.4% and 49.2% reduction in the maximum shares eligible to vest as a result of the certification of the level of achievement of the performance goals for the PUs granted in April 2014.
(c)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
(d)	1,329,270 PUs granted in March 2012 vested as of December 31, 2014 based on the compensation committee’s certification of the achievement of the performance goals for the performance period based on the Company’s audited financial statements. Shares in respect of such PUs were issued in January 2015 (845,524 shares after withholding shares to the extent of the minimum statutory withholding taxes).

As of March 31, 2015, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $22,029, which will be recognized over the weighted average remaining requisite vesting period of 2.2 years.

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

The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions at 90% of the closing price of the Company’s common shares on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP must not exceed 15% of the participating employee’s base salary, subject to a cap of $25 per employee per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day in the subsequent May, August, November and February of each year. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the three months ended March 31, 2014 and 2015, 40,534 and 34,162 common shares, respectively, were issued under ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the employee stock purchase plan is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the three months ended March 31, 2014 and 2015 was $71 and $81, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

16. Capital Stock

Stock Repurchase Plan

In February 2015, the Company’s Board of Directors authorized a program to repurchase up to $250,000 in value of the Company’s common shares. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2015 the Company purchased 590,713 of its common shares at a weighted average price of approximately $22.51 per share for an aggregate cash amount of approximately $13,298. The purchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2015, $12 was deducted from retained earnings as direct costs related to share repurchases.

17. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per Share. Basic and diluted earnings per common share give effect to the change in the number of common shares of the Company. The calculation of basic earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, performance units and common shares to be issued under the employee stock purchase plan, have been included in the computation of diluted net earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 3,379,764 and 3,928,000 for the three months ended March 31, 2014, and 2015, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

17. Earnings per share (Continued)

	Three months ended March 31,
	2014	2015
Net income available to Genpact Limited common shareholders	$50,613	$44,653
Weighted average number of common shares used in computing basic earnings per common share	232,093,917	219,892,695
Dilutive effect of stock-based awards	5,181,734	2,454,406

Weighted average number of common shares used in computing dilutive earnings per common share	237,275,651	222,347,101

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.22	$0.20
Diluted	$0.21	$0.20

18. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2014	2015
Personnel expenses	$227,027	$242,948
Operational expenses	86,421	102,797
Depreciation and amortization	10,841	11,731

	$324,289	$357,476

19. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2014	2015
Personnel expenses	$89,506	$105,838
Operational expenses	30,929	40,562
Depreciation and amortization	2,063	2,348

	$122,498	$148,748

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Other operating (income) expense, net

	Three months ended March 31,
	2014	2015
Other operating (income) expense	$(220)	$(462)
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	(1,642)	—

Other operating (income) expense, net	$(1,862)	$(462)

21. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended March 31,
	2014	2015
Interest income	$1,359	$1,196
Interest expense	(7,761)	(10,221)
Other income (expense)	(131)	458

Other income (expense), net	$(6,533)	$(8,567)

22. Income taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

As of December 31, 2014, the Company had unrecognized tax benefits amounting to $22,718, including an amount of $21,268 which, if recognized, would impact the effective tax rate.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2015 to March 31, 2015:

Opening Balance at January 1	$22,718
Increase related to prior year tax positions, including recorded in acquisition accounting	2
Decrease related to prior year tax positions	(346)
Effect of exchange rate changes	(5)

Closing Balance at March 31	$22,369

The Company’s unrecognized tax benefits as of March 31, 2015 include an amount of $20,927 which, if recognized, would impact the effective tax rate. As of December 31, 2014 and March 31, 2015, the Company has accrued approximately $3,417 and $3,582, respectively, for interest relating to unrecognized tax benefits. During the year ended December 31, 2014 and the three months ended March 31, 2015, the company recognized approximately $44 and $165, respectively, in interest expense. As of December 31, 2014 and March 31, 2015, the Company has accrued approximately $561 and $557, respectively, for penalties.

23. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

During the three months ended March 31, 2014 and March 31, 2015, the Company recognized net revenues of $71 and $99, respectively, from a client which is a significant shareholder of the Company.

During the three months ended March 31, 2015, the Company recognized net revenues of $2,039 from a client which is one of the non-consolidating affiliates of the Company. This amount is receivable as of March 31, 2015.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

23. Related party transactions (Continued)

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, the costs of which are included in cost of revenue. For the three months ended March 31, 2014 and 2015, cost of revenue includes an amount of $533 and $390, respectively.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the three months ended March 31, 2014 and 2015, selling, general and administrative expenses includes an amount of $137 and $95, respectively. Further, during the three months ended March 31, 2015, the Company entered into transactions with a significant shareholder of the Company amounting to $399 and $1,299 is outstanding as of March 31, 2015.

Investment in equity affiliates

During the three months ended March 31, 2015, the Company invested $4,777 in its non-consolidating affiliates and made payments of $6,701, of which $5,146 was outstanding as of December 31, 2014 and $1,555 represents investments made during the first quarter of 2015. As of March 31, 2015, an investment amounting to $3,222 is outstanding and has been included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

As of December 31, 2014 and March 31, 2015, the Company’s investment in its non-consolidating affiliates amounted to $494 and $3,050, respectively.

Others

The Company has also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $1,744 that are receivable and have been included in prepaid expenses and other current assets in the consolidated balance sheet as of March 31, 2015.

24. Commitments and contingencies

Capital commitments

As of December 31, 2014 and March 31, 2015, the Company has committed to spend $6,073 and $4,592, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $10,362 and $10,590 as of December 31, 2014 and March 31, 2015, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements governing such guarantees.

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

25. Subsequent Event

Pursuant to its share repurchase program, the Company repurchased approximately 1,117,625 of its common shares between April 1, 2015 and May 8, 2015, at a weighted average price of approximately $22.56 per share for an aggregate cash amount of approximately $25,216.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political, economic or business conditions in countries where we have operations or where our clients operate;

•	expected spending on business process outsourcing and information technology services by clients;

•	foreign currency exchange rates;

•	our ability to convert bookings to revenue;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States and Europe;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our ability to maintain pricing and asset utilization rates;

•	our ability to hire and retain enough qualified employees to support our operations;

•	increases in wages in locations in which we have operations;

•	our relative dependence on the General Electric Company (GE);

•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR;

•	restrictions on visas for our employees traveling to North America and Europe;

•	fluctuations in exchange rates between the U.S. dollar, the Euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Guatemalan quetzal, Mexican peso, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Canadian dollar, Colombian peso, Peruvian nuevo, Saudi Arabian riyal, Indonesian rupiah and Thai bhat;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process outsourcing and information technology services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

Although we believe the expectations reflected in the forward-looking statements are reasonable at the time they are made, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, Forms 10-Q and Form 8-K reports to the SEC.

Overview

Genpact stands for “generating business impact.” We design, transform, and run intelligent business operations including those that are complex and specific to a set of chosen industries. The result is advanced operating models that assist our clients in becoming more competitive by supporting their growth and managing cost, risk, and compliance across a range of functions such as finance and procurement, financial services account servicing, claims management, regulatory affairs, and industrial asset optimization. Our Smart Enterprise Processes (SEPSM) proprietary framework helps companies reimagine how they operate by integrating effective Systems of Engagement™, core IT, and Data-to-Action AnalyticsSM. Our hundreds of long-term clients include more than one-fourth of the Fortune Global 500. We employ over 68,000 people in 25 countries with key management and a corporate office in New York City, while remaining flexible and collaborative with a management team that drives client partnerships personally. We believe we generate impact quickly because of our unparalleled experience running complex operations and business domain expertise, driving our focus on what works and making transformation sustainable. We have a unique history: behind our passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 16 years.

In the quarter ended March 31, 2015, we had net revenues of $587.2 million, of which $473.5 million, or 80.7%, was from clients other than GE, which we refer to as Global Clients, with the remaining $113.6 million, or 19.3%, coming from GE.

In the 12 months ending March 31, 2015, we grew the number of client relationships with annual revenues over $5 million to 94 from 81 in the 12 months ending March 31, 2014. This includes client relationships with more than $15 million in annual revenue increasing to 30 from 26, client relationships with more than $25 million in annual revenue increasing to 17 from 13, and client relationships with more than $50 million in annual revenue increasing to 4 from 3.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Acquisitions

On January 16, 2015, we acquired certain assets and assumed certain liabilities of Citibank, N.A. comprising a portion of its U.S. wealth management operations for cash consideration of $11.7 million. In connection with the transaction, we hired employees of the seller’s U.S. wealth management business. With this transaction, we have acquired an end-to-end, technology-enabled wealth management service offering. There are no contingent consideration arrangements in connection with the acquisition. Goodwill arising from the acquisition amounted to $3.4 million and has been allocated to our India reporting unit.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1 —“Financial Statements” above, Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates,” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2014 and 2015.

			Percentage Change Increase/(Decrease)
	Three months ended March 31,
	2014	2015	2015 vs. 2014
	(dollars in millions)
Net revenues—GE	$110.2	$113.6	3.1%
Net revenues—Global Clients	418.0	473.5	13.3%

Total net revenues	528.2	587.2	11.2%

Cost of revenue	324.3	357.5	10.2%
Gross profit	203.9	229.7	12.6%
Gross profit margin	38.6%	39.1%
Operating expenses:
Selling, general and administrative expenses	122.5	148.7	21.4%
Amortization of acquired intangible assets	6.0	7.3	22.0%
Other operating (income) expense, net	(1.9)	(0.5)	(75.2)%

Income from operations	77.2	74.1	4.1%
Income from operations as a percentage of total net revenues	14.6%	12.6%
Foreign exchange (gains) losses, net	3.6	7.5	110.0%
Other income (expense), net	(6.5)	(8.6)	31.1%

Income before equity-method investment activity, net and income tax expense	67.1	57.9	(13.7)%
Loss (gain) on equity method investment activity, net	(0.0)	2.2	—

Income before income tax expense	67.1	55.7	(17.0)%
Income tax expense	16.3	11.1	(32.1)%

Net income	50.9	44.7	(12.2)%
Net income attributable to noncontrolling interest	0.2	—	(100.0)%

Net income attributable to Genpact Limited shareholders	$50.6	$44.7	(11.8)%

Net income attributable to Genpact Limited shareholders as a percentage of total net revenues	9.6%	7.6%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net revenues. Our net revenues were $587.2 million in the first quarter of 2015, up $59.0 million, or 11.2%, from $528.2 million in the first quarter of 2014. The growth in net revenues was primarily driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients, including the impact of revenues derived from large, transformational deals. This increase also includes $9.5 million in revenues derived from the operations of Pharmalink Consulting Limited and Pharmalink Consulting Inc., which we acquired in the second quarter of 2014 and refer to as our “regulatory affairs acquisition.” Adjusted for foreign exchange, which had an adverse impact on our net revenues in the first quarter of 2015, our net revenues grew $67.9 million, or 12.9%, compared to the first quarter of 2014. Our average headcount increased by 5.8% to approximately 66,000 in the first quarter of 2015 from approximately 62,400 in the first quarter of 2014. Our annualized net revenues per employee were $35,600 in the first quarter of 2015, up from $33,800 in the first quarter of 2014.

			Percentage Change Increase/(Decrease)
	Three months ended March 31,
	2014	2015	2015 vs. 2014
	(dollars in millions)
Global Clients:
BPO Services	$312.7	$372.4	19.1%
IT Services	105.3	101.1	(4.0)

Total net revenues from Global Clients	418.0	$473.5	13.3%
GE:
BPO Services	85.3	88.7	4.0%
IT Services	24.9	25.0	0.2

Total net revenues from GE	$110.2	$113.6	3.1%
Total net revenues from BPO Services	398.0	461.1	15.9%
Total net revenues from IT Services	130.2	126.1	(3.2)%

Total net revenues	$528.2	$587.2	11.2%

Net revenues from Global Clients in the first quarter of 2015 were $473.5 million, up $55.5 million, or 13.3%, from $418.0 million in the first quarter of 2014. This increase was primarily driven by growth in many of our targeted verticals—namely, consumer product goods, insurance, life sciences, high tech and banking—and by revenues derived from our regulatory affairs acquisition. As a percentage of total net revenues, net revenues from Global Clients increased from 79.1% in the first quarter of 2014 to 80.7% in the first quarter of 2015.

Net revenues from GE were $113.6 million in the first quarter of 2015, up $3.4 million, or 3.1%, from the first quarter of 2014 primarily as a result of growth in BPO services delivered to GE. Net revenues from GE declined as a percentage of our total net revenues from 20.9% in the first quarter of 2014 to 19.3% in the first quarter of 2015.

Net revenues from BPO services for the first quarter of 2015 were $461.1 million, up $63.1 million, or 15.9%, from $398.0 million in the first quarter of 2014. This increase was primarily attributable to an increase in services delivered to our Global Clients—particularly finance and accounting services, core vertical operations, and analytics and consulting services—and to revenues from our regulatory affairs acquisition. Net revenues from IT services were $126.1 million in the first quarter of 2015, down $4.1 million, or 3.2%, from $130.2 million in the first quarter of 2014 due to a decrease in IT services delivered to our Global Clients.

Net revenues from BPO services as a percentage of total net revenues increased to 78.5% in the first quarter of 2015 from 75.3% in the first quarter of 2014 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Net revenues by geographic region based on the location of our service delivery centers are as follows:

			Percentage Change Increase/(Decrease)
	Three months ended March 31,
	2014	2015	2015 vs. 2014
	(dollars in millions)
India	$342.5	$400.5	17.0%
Americas	73.3	69.8	(4.8)
Asia, other than India	58.3	59.8	2.4
Europe	54.0	57.0	5.6

Total net revenues	$528.2	$587.2	11.2%

Net revenues attributable to India-based service delivery centers grew the most, contributing $400.5 million to total net revenues in the first quarter of 2015, up $58.1 million, or 17.0%, from the first quarter of 2014. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from service delivery centers outside India that are managed by India-based service delivery leaders or at clients’ premises outside India by personnel normally based in India. Net revenues from service delivery centers located in Europe were $57.0 million in the first quarter of 2015, up 5.6% from the first quarter of 2014. Net revenues from service delivery centers located in Asia, other than India – primarily China and the Philippines – contributed $59.8 million to total net revenues in the first quarter of 2015, up $1.4 million, or 2.4%, from the first quarter of 2014. The balance of net revenues, which is attributable to service delivery centers located in the Americas, was $69.8 million in the first quarter of 2015, down from $73.3 million in the first quarter of 2014 primarily as a result of a decline in revenues derived from IT services.

Cost of revenue and gross profit. The following table sets forth the components of our cost of revenue and our resulting gross profit:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$227.0	$242.9	43.0%	41.4%
Operational expenses	86.4	102.8	16.4	17.5
Depreciation and amortization	10.8	11.7	2.1	2.0

Cost of revenue	$324.3	$357.5	61.4%	60.9%

Gross Profit	203.9	229.7	38.6%	39.1%

Our gross margin increased from 38.6% in the first quarter of 2014 to 39.1% in the first quarter of 2015. This increase is primarily attributable to improved operational efficiencies, including more effective deployment and use of operations personnel, and to the effects of foreign exchange volatility. The impact of these factors was partially offset by the effects of wage inflation.

Cost of revenue was $357.5 million, up $33.2 million, or 10.2%, from the first quarter of 2014. Of this increase, $6.6 million is attributable to our regulatory affairs acquisition. Wage inflation and an increase in our operational headcount in the first quarter of 2015 compared to the first quarter of 2014 also contributed to the increase. The increase in cost of revenue was partially offset by improved operational efficiencies and foreign exchange volatility. Foreign exchange volatility causes gains and losses on our foreign currency hedges and has a foreign currency translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Personnel expenses. Personnel expenses as a percentage of total net revenues decreased from 43.0% in the first quarter of 2014 to 41.4% in the first quarter of 2015, primarily due to improved operational efficiencies, including more effective deployment and use of operations personnel and increased use of subcontractors for service delivery, and to the effects of foreign exchange volatility. The impact of these factors was partially offset by a $3.4 million increase in personnel expenses attributable to our regulatory affairs acquisition. The impact of wage inflation and an approximately 2,800-person, or 5.2%, increase in our operational headcount (excluding the impact of our regulatory affairs acquisition) also resulted in higher personnel expenses in the first quarter of 2015 compared to the first quarter of 2014. As a result, personnel expenses for the first quarter of 2015 were $242.9 million, up $15.9 million, or 7.0%, from $227.0 million in the first quarter of 2014.

Operational expenses. Operational expenses in the first quarter of 2015 were $102.8 million, up $16.4 million, or 18.9%, from the first quarter of 2014 as a result of increased use of subcontractors for service delivery and an approximately $3.1 million increase in operational expenses attributable to our regulatory affairs acquisition. These increases were partially offset by the effects of foreign exchange volatility. As a result, operational expenses as a percentage of total net revenues increased from 16.4% in the first quarter of 2014 to 17.5% in the first quarter of 2015.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of cost of revenue in the first quarter of 2015 were $11.7 million, up $0.9 million, or 8.2%, from the first quarter of 2014. This increase was primarily due to depreciation and amortization expenses resulting from the expansion of certain existing facilities and the addition of new service delivery centers in India and was partially offset by an increase in fully depreciated assets in Europe and the U.S. since the end of first quarter of 2014 and the effects of foreign exchange volatility. Depreciation and amortization expenses as a percentage of total net revenues declined to 2.0% in the first quarter of 2015 from 2.1% in the first quarter of 2014.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$89.5	$105.8	16.9%	18.0%
Operational expenses	30.9	40.6	5.9	6.9
Depreciation and amortization	2.1	2.3	0.4	0.4

Selling, general and administrative expenses	$122.5	$148.7	23.2%	25.3%

SG&A expenses in the first quarter of 2015 were $148.7 million, up $26.3 million, or 21.4%, from the first quarter of 2014. SG&A expenses as a percentage of total net revenues increased from 23.2% in the first quarter of 2014 to 25.3% in the first quarter of 2015. Our sales and marketing expenses in the first quarter of 2015 were $43.0 million, or 28.9% of SG&A expenses, up from $29.2 million, or 23.8% of SG&A expenses, in the first quarter of 2014. SG&A expenses increased primarily as a result of our investments in sales and business development personnel and subject matter experts through the hiring of over 100 seasoned professionals since the first quarter of 2014 in our targeted markets—such as the United States and Europe—and industry verticals—namely, banking and financial services, insurance, consumer product goods, life sciences, and infrastructure, manufacturing and services. Wage inflation also contributed to the increase in SG&A expenses. As a result, our sales and marketing expenses as a percentage of net revenues were approximately 7.3% in the first quarter of 2015, up from approximately 5.5% in the first quarter of 2014, reflecting the impact of our investments in client-facing teams and subject matter experts.

Of the total increase in SG&A expenses, $2.4 million is attributable to our regulatory affairs acquisition. Additionally, travel costs related to sales and marketing activities and fees for professional services related to strategic initiatives contributed to higher SG&A expenses. These increases were partially offset by the effects of foreign exchange volatility.

Personnel expenses. Personnel expenses as a component of SG&A expenses were $105.8 million in the first quarter of 2015, up $16.3 million, or 18.2%, from the first quarter of 2014. Our sales team personnel expenses increased by approximately 62%, primarily driven by the addition of more than 100 client-facing personnel since the first quarter of 2014 and reflecting the impact of our investments in client-facing teams and subject matter experts. Another $1.9 million of the increase is due to our regulatory affairs acquisition. Wage inflation and an increase in our support headcount also resulted in higher personnel costs in the first quarter of 2015 compared to the first quarter of 2014. These increases were partially offset by the effects of foreign exchange volatility. As a result, personnel expenses as a percentage of total net revenues in the first quarter of 2015 were 18.0%, up from 16.9% in the first quarter of 2014.

Operational expenses. Operational expenses as a component of SG&A expenses were $40.6 million in the first quarter of 2015, up $9.6 million, or 31.1%, from the first quarter of 2014. Higher sales- and marketing-related travel costs and fees for professional services resulted in higher operational expenses in the first quarter of 2015 compared to the first quarter of 2014. These increases were partially offset by the effects of foreign exchange volatility. As a result, our operational expenses as a percentage of total net revenues increased from 5.9% in the first quarter of 2014 to 6.9% in the first quarter of 2015.

Depreciation and amortization. Depreciation and amortization expenses in the first quarter of 2015 were $2.3 million, compared to $2.1 million in the first quarter of 2014. This marginal increase was primarily due to the expansion of certain existing facilities and the addition of new facilities in India which was partially offset by an increase in fully depreciated assets since the end of the first quarter of 2014. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the first quarter of 2015, unchanged from the first quarter of 2014.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $7.3 million in the first quarter of 2015, up $1.3 million from the first quarter of 2014. Our regulatory affairs acquisition contributed additional amortization expenses of $2.0 million in the first quarter of 2015. This increase was partially offset by a decline of $0.5 million in the amortization expense of intangibles arising out of the Company’s 2004 reorganization when we began operating as an independent company. In each case, the amortization was consistent with the applicable estimated useful life of the acquired intangible assets.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Other operating (income) expense	$(0.2)	$(0.5)	110.0%
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(1.6)	—	(100.0)

Other operating (income) expense, net	$(1.9)	$(0.5)	(75.2)%

Other operating (income) expense, net as a percentage of total net revenues	(0.4)%	(0.1)%

Other operating income, net of expenses, was $0.5 million in the first quarter of 2015, down from $1.9 million in the first quarter of 2014. This decrease was primarily the result of a $1.6 million gain recorded in the first quarter of 2014 resulting from changes in earn-out consideration payable in connection with certain acquisitions. No such gains were recorded in the first quarter of 2015.

Income from operations. As a result of the foregoing factors, in particular our increased SG&A expenses, income from operations decreased by $3.2 million to $74.1 million in the first quarter of 2015 from $77.2 million in the first quarter of 2014. As a percentage of total net revenues, income from operations decreased from 14.6% in the first quarter of 2014 to 12.6% in the first quarter of 2015.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange loss of $7.5 million in the first quarter of 2015, compared to $3.6 million in the first quarter of 2014. This represents the impact of re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. Our net foreign exchange loss in the first quarter of 2015 was primarily a result of the depreciation of the Euro against the U.S. dollar. Our net foreign exchange loss in first quarter of 2014 was primarily due to the appreciation of the Indian rupee against the U.S. dollar.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
Interest income	$1.4	$1.2	(12.0)%
Interest expense	(7.8)	(10.2)	31.7%
Other income (expense)	(0.1)	0.5	(449.6)%

Other income (expense), net	$(6.5)	$(8.6)	31.1%

Other income (expense), net as a percentage of total net revenues	(1.2)%	(1.5)%

Our net other expenses increased by $2.0 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to a $2.6 million increase in net interest expense in the first quarter of 2015. Of the total increase in net interest expense, $1.3 million is attributable to debt issuance costs and interest expense on the two short-term loans we obtained and repaid in the first quarter of 2015 in the amounts of $672.5 million and $737.5 million, respectively, in connection with certain internal reorganization transactions. Additionally, as of March 31, 2015, $135.0 million of our revolving credit facility was utilized, constituting funded drawdown and resulting in an interest expense of $0.9 million. We did not draw down our revolving credit facility in the first quarter of 2014. The weighted average rate of interest on our debt decreased from 3.5% in the first quarter of 2014 to 3.3% in the first quarter of 2015.

Income before equity method investment, activity, net and income tax expense. As a result of the foregoing factors, income before equity method investment activity, net and income tax expense decreased by $9.2 million in the first quarter of 2015 compared to the first quarter of 2014. As a percentage of net revenues, income before equity method investment activity, net and income tax expense decreased from 12.7% of total net revenues in the first quarter of 2014 to 9.9% of total net revenues in the first quarter of 2015.

Equity-method investment activity, net. Equity-method investment activity, net in the first quarter of 2015 primarily represents our share of loss from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a joint venture with Markit Group Limited formed in 2014. Equity-method investment activity, net in the first quarter of 2014 represents our share of gain from NIIT Uniqua, our joint venture with NIIT.

        Income before income tax expense. As a result of the foregoing factors, in particular our increased SG&A expenses and the impact of foreign exchange fluctuations, income before income tax expense decreased by $11.4 million. As a percentage of total net revenues, income before income tax expense decreased from 12.7 % in the first quarter of 2014 to 9.5 % in the first quarter of 2014.

Income tax expense. Our income tax expense decreased from $16.3 million in the first quarter of 2014 to $11.1 million in the first quarter of 2015, representing an effective tax rate, or ETR, of 19.9%, down from 24.3% in the first quarter of 2014. The decrease in our ETR reflects changes in the jurisdictions in which we earned income and is driven by higher earnings in lower tax jurisdictions and certain period items recorded in the first quarter of 2015.

Net income. As a result of the foregoing factors, our net income decreased by $6.2 million from $50.9 million in the first quarter of 2014 to $44.7 million in the first quarter of 2015. As a percentage of total net revenues, our net income was 7.6% in the first quarter of 2015, down from 9.6% in the first quarter of 2014.

Net income attributable to noncontrolling interest. Noncontrolling interest primarily refers to profit or loss associated with the noncontrolling partners’ interest in the operations of Genpact Netherlands B.V. Net income attributable to noncontrolling interest in the first quarter of 2014 was $0.2 million. As a result of our purchase of the noncontrolling interests in Genpact Netherlands B.V. in the third quarter of 2014 we now have 100% control of the entity, and therefore, no income was attributable to noncontrolling interest in respect of Genpact Netherlands B.V. in the first quarter of 2015.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders decreased by $6.0 million from $50.6 million in the first quarter of 2014 to $44.7 million in the first quarter of 2015. As a percentage of total net revenues, our net income attributable to Genpact Limited common shareholders was 7.6% in the first quarter of 2015, down from 9.6% in the first quarter of 2014.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2014 and March 31, 2015 is presented below:

	As of December 31, 2014	As of March 31, 2015	Percentage Change Increase/(Decrease)
	(dollars in millions)		2015 vs. 2014
Cash and cash equivalents	$461.8	$434.3	(6.0)%
Short-term borrowings	135.0	135.0	—
Current portion of long term debt	4.3	4.3	(0.0)
Long-term debt, less current portion	649.3	648.2	(0.2)
Genpact Limited total shareholders’ equity	$1,285.1	$1,338.5	4.2%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

Our cash and cash equivalents were $434.3 million as of March 31, 2015, down from $461.8 million as of December 31, 2014. Our cash and cash equivalents are comprised of (a) $337.6 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements and (b) $96.7 million in deposits with banks to be used for medium-term planned expenditures and capital requirements.

As of March 31, 2015, $392.6 million of the $434.3 million of cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $8.7 million of this cash is held by a foreign subsidiary for which we expect to incur a tax liability and have accordingly accrued a deferred tax liability on the repatriation of $8.0 million of retained earnings. $95.0 million of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation.

Pursuant to our share repurchase program, we repurchased approximately 1,117,625 of our common shares between April 1, 2015 and May 8, 2015 at a weighted average price of approximately $22.56 per share for an aggregate cash amount of approximately $25.2 million.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, and additional share repurchases we expect to make under our share repurchase program. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our capital requirements include opening new service delivery centers and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$14.2	$24.3	70.5%
Investing activities	(14.4)	(31.8)	120.4
Financing activities	(5.1)	(15.8)	208.0%

Net increase (decrease) in cash and cash equivalents	$(5.3)	$(23.3)	338.5%

Cash flows from operating activities. We generated net cash from operating activities of $24.3 million in the first quarter of 2015, up from $14.2 million in the first quarter of 2014. The increase in our cash inflows primarily resulted from an $8.8 million decrease in income tax payments and higher accruals for employee costs and other liabilities in the first quarter of 2015 compared to the first quarter of 2014. Such cash inflows were partially offset by a $5.5 million increase in investments in client receivables and higher annual bonus payments in the first quarter of 2015 compared to the first quarter of 2014.

Cash flows from investing activities. Our net cash used for investing activities was $31.8 million in the first quarter of 2015, up from $14.4 million in the first quarter of 2014. This increase was primarily due to the payment of $11.7 million for our acquisition in the wealth management space and a $6.7 million payment for an investment in our non-consolidated affiliate, Markit Genpact KYC Services Limited, each in the first quarter of 2015. No similar payments were made in the first quarter of 2014. These cash outflows were partially offset by lower payments for purchases of property, plant and equipment (net of sale proceeds) of $13.4 million in the first quarter of 2015, down from $14.4 million in the first quarter of 2014.

Cash flows from financing activities. Our net cash used for financing activities was $15.8 million in the first quarter of 2015, up from $5.1 million in the first quarter of 2014. This increase was primarily due to the payment of $13.3 million for purchases of our common shares during the first quarter of 2015 pursuant to our share repurchase program. The impact of such purchases was offset by a $2.5 million decrease in payments for net settlement of stock-based awards in the first quarter of 2015 compared to the first quarter of 2014. Additionally, in the first quarter of 2015, we obtained two short term loans in the amounts of $672.5 million and $737.5 million, respectively, to finance certain internal reorganization transactions. These loans were fully repaid on January 30, 2015 and March 26, 2015, respectively. We paid debt issuance costs of $1.0 million in connection with such loans.

Financing Arrangements (Credit Facility)

Our credit agreement provides for a term loan of $675.0 million. Total long-term debt, net of debt issuance costs, was $652.5 million as of March 31, 2015, compared to $653.6 million as of December 31, 2014.

As of December 31, 2014 and March 31, 2015, the term loan bears interest at LIBOR (LIBOR floor of 0.75%) plus an applicable margin of 2.75% per annum. Indebtedness under the loan agreement is secured by certain assets. The amount outstanding on the term loan as of March 31, 2015 will be repaid through quarterly payments of 0.25% of the principal amount of $675.0 million, and the balance will be repaid upon the maturity of the term loan on August 30, 2019.

We finance our short-term working capital requirements through cash flows from operations and credit facilities from banks and financial institutions. As of each of March 31, 2015 and December 31, 2014, short-term credit facilities available to us aggregated $250.0 million and are governed by the same agreement as our long-term credit facility. Our short-term credit facility will expire in August 2017. The funded drawdown amount bears interest at LIBOR plus a margin of 2.50% as of both December 31, 2014 and March 31, 2015. The unutilized amount on the facility bears a commitment fee of 0.50%. Indebtedness under these facilities is secured by certain assets, and the credit agreement contains certain covenants, including a maximum leverage covenant that becomes effective only if the revolving facility is drawn for $50.0 million or more. During the three months ended March 31, 2015, we were in material compliance with these covenants.

As of both December 31, 2014 and March 31, 2015, a total of $137.2 million of the short-term facility was utilized, of which $135.0 million constituted funded drawdown and $2.2 million constituted non-funded drawdown.

In addition, we have fund-based and non-fund-based credit facilities with banks that are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2014 and March 31, 2015, the limits available were $14.3 million and $14.4 million, respectively, of which $8.1 million and $8.4 million was utilized, constituting non-funded drawdown.

On January 27, 2015 and March 23, 2015, we obtained short-term loans in the amount of $672.5 million and $737.5 million, respectively, to finance certain internal reorganization transactions. These loans bore interest at a rate of 2.00% per annum and were fully repaid on January 30, 2015 and March 26, 2015, respectively. We recorded $1.0 million in debt issuance expenses and $0.2 million in interest expense with respect to these loans.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see Part I, Item 1A—Risk Factors—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2014, the section titled “Contractual Obligations” below, and Note 7 in Part I, Item 1—“Financial Statements” above.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2015:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$754.3	$27.8	$54.8	$671.7	$—
- Principal payments	652.5	4.3	8.6	639.6	—
- Interest payments*	101.8	23.5	46.2	32.1	—
Short-term borrowings	138.0	138.0	—	—	—
- Principal payments	135.0	135.0	—	—	—
- Interest payments**	3.0	3.0	—	—	—
Capital leases	4.9	1.9	2.3	0.7	—
- Principal payments	4.0	1.4	2.0	0.6	—
- Interest payments	0.9	0.5	0.3	0.1	—
Operating leases	120.0	33.5	45.6	24.7	16.2
Purchase obligations	20.4	13.5	5.6	1.3	—
Capital commitments net of advances	4.6	4.6	—	—	—
Earn-out Consideration	40.5	13.0	23.4	4.1	—
- Reporting Date Fair Value	33.4	11.3	19.5	2.6	—
- Interest	7.1	1.7	3.9	1.5	—
Other long-term liabilities	98.8	59	29	10.8	—

Total	$1,181.5	$291.3	$160.7	$713.3	$16.2

*	Our interest payments on long-term debt represent payments based on the prevailing rate as of March 31, 2015.
**	Our interest payments on short-term debt represent estimated payments based on the prevailing interest rate as of March 31, 2015 and our expectation for the repayment of such debt.

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

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in an entity’s income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items will no longer be required. Notwithstanding this change, an entity will still be required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the financial statements. These changes become effective for us on January 1, 2016. We do not expect the adoption of this update to have a material impact on our consolidated results of operations, cash flows, financial position or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Amendment to the Consolidation Analysis, which specifies changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. These changes become effective for us on January 1, 2016. We do not expect the adoption of this update to have a material impact on our consolidated results of operations, cash flows, financial position or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2015, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarterly period ended March 31, 2015, our management excluded an evaluation of the disclosure controls and procedures of acquisitions made in the three months ended March 31, 2015. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of these acquisitions.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, the risk factors set forth below and the other information that appears elsewhere in our Annual Report on Form10-K for the year ended December 31, 2014 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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

In 2012, the Government of India enacted legislation purporting to clarify the intent of existing tax law (and hence the law applicable in prior periods) to tax “all income accruing or arising, whether directly or indirectly, through or from any business connection in India, or through or from any property in India, or through or from any asset or source of income in India, or through the transfer of a capital asset situate in India.” The legislation, which we refer to as the Indirect Transfer Rule, also provides that an “asset or a capital asset being any share or interest in a company or entity registered or incorporated outside India shall be deemed to be situated in India, if the share or interest derives, directly or indirectly, its value substantially from the assets located in India.” Public commentary on the legislation, including statements by various officials of the Government of India, has suggested that the legislation was intended to allow for the taxation of indirect transfer of shares in an Indian company, possibly with retrospective effect. The full implications and scope of this legislation, and how its provisions will be interpreted and applied remain unclear, but arguably could apply to certain transactions in which we are involved as noted above. Because there are significant uncertainties relating to the application of the Indirect Transfer Rule to transactions in shares of non-Indian companies that have significant assets and operations in India, it is not clear whether, or to what extent, a buyer of any shares issued by us could be held liable for failure to withhold Indian tax on the purchase of such shares or be subject to Indian tax on gains realized on the disposition of such shares.

In addition, the Government of India issued assessment orders to us in 2014 and 2015 seeking to assess tax on certain transactions that occurred in 2009 and 2010. We do not believe that the transactions should be subject to tax in India, primarily due to the relief provided under the Mauritius-India treaty, and have accordingly filed appeals. We have received demands for potential tax claims resulting from these two assessments in an aggregate amount of approximately $62 million, including interest. To date, we have paid a total of $17 million to the Indian tax authority under protest, and may be required to pay the remainder of the demands pending resolution of the matter. There is no assurance that we will prevail in this matter or similar transactions where we have relied on the Mauritius-India treaty, and a final determination of tax in the amounts claimed could have a material adverse effect on our results of operations, effective tax rate and financial condition.

Further, the Governments of India, the United States or other jurisdictions could enact new tax legislation, including anti-avoidance provisions, which could have a material adverse effect on our business, results of operations and financial condition. In 2012, the Indian government enacted anti-avoidance provisions, which are proposed to take effect on April 1, 2017. The full implications and scope of the new anti-avoidance provisions, if implemented, as well as how these changes may apply to us, are presently unclear. In addition, in 2013, the Indian government enacted changes to taxation on distributions from Indian companies. Our ability to repatriate surplus earnings from our subsidiaries in a tax-efficient manner is dependent upon interpretations of local laws and may vary with changes in such laws and the renegotiation of existing double tax treaties. Such changes may affect our overall effective tax rate, and increase the cost of our services, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

As previously disclosed, in February 2015 our Board of Directors authorized a plan to repurchase up to $250.0 million in value of our common shares. This share repurchase plan does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan will be cancelled.

Share repurchase activity during the three months ended March 31, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1 – January 31, 2015	—	—	—	—
February 1 – February 28, 2015	—	—	—	—
March 1 – March 31, 2015	590,713	22.51	590,713	236,702,249

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Credit Agreement, dated as of January 27, 2015, by and among the Registrant, Headstrong Consulting (Singapore) Pte. Ltd., Genpact Global Holdings (Bermuda) Limited and Morgan Stanley Senior Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on January 30, 2015).

10.2	Expense Reimbursement Agreement, dated as of March 3, 2015, by and between the Registrant and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 6, 2015).

10.3	Credit Agreement, dated as of March 23, 2015, by and among the Registrant, Headstrong Consulting (Singapore) Pte. Ltd., Genpact Global Holdings (Bermuda) Limited and Morgan Stanley Senior Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 27, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and March 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and March 31, 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 30, 2015, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2015

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Credit Agreement, dated as of January 27, 2015, by and among the Registrant, Headstrong Consulting (Singapore) Pte. Ltd., Genpact Global Holdings (Bermuda) Limited and Morgan Stanley Senior Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on January 30, 2015).

10.2	Expense Reimbursement Agreement, dated as of March 3, 2015, by and between the Registrant and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 6, 2015).

10.3	Credit Agreement, dated as of March 23, 2015, by and among the Registrant, Headstrong Consulting (Singapore) Pte. Ltd., Genpact Global Holdings (Bermuda) Limited and Morgan Stanley Senior Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 27, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and March 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and March 31, 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 30, 2015, and (vi) Notes to the Consolidated Financial Statements.