Form 10-Q
period 2015-06-30
Genpact LTD
filed 2015-08-07
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2015

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of July 31, 2015 was 215,496,772.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2014	As of June 30, 2015
Assets
Current assets
Cash and cash equivalents	4	$461,788	$441,755
Accounts receivable, net	5	525,754	553,566
Deferred tax assets	22	45,486	37,223
Prepaid expenses and other current assets	8	155,480	188,898

Total current assets		$1,188,508	$1,221,442
Property, plant and equipment, net	9	175,936	169,631
Deferred tax assets	22	59,135	67,709
Investment in equity affiliates		494	9,202
Intangible assets, net	10	114,544	115,757
Goodwill	10	1,057,214	1,054,028
Other assets		146,706	149,677

Total assets		$2,742,537	$2,787,446

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2014	As of June 30, 2015
Liabilities and equity
Current liabilities
Short-term borrowings	11	$135,000	$21,500
Current portion of long-term debt	12	4,288	39,111
Current portion of capital lease obligations		1,443	1,399
Accounts payable		15,544	15,485
Income taxes payable	22	13,586	47,383
Deferred tax liabilities	22	1,239	1,392
Accrued expenses and other current liabilities	13	451,014	406,203

Total current liabilities		$622,114	$532,473
Long-term debt, less current portion	12	649,314	756,902
Capital lease obligations, less current portion		2,660	2,465
Deferred tax liabilities	22	6,671	5,590
Other liabilities		176,642	170,079

Total liabilities		$1,457,401	$1,467,509

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 218,684,205 and 216,832,795 issued and outstanding as of December 31, 2014 and June 30, 2015, respectively		2,184	2,165
Additional paid-in capital		1,296,730	1,314,530
Retained earnings		398,706	424,624
Accumulated other comprehensive income (loss)		(412,484)	(421,382)

Genpact Limited shareholders’ equity		$1,285,136	$1,319,937
Noncontrolling interest		—	—

Total equity		$1,285,136	$1,319,937
Commitments and contingencies	24

Total liabilities and equity		$2,742,537	$2,787,446

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2014	2015	2014	2015
Net revenues
Net revenues from services	23	$561,611	$609,532	$1,089,801	$1,196,685
Cost of revenue
Services	18, 23	340,125	366,304	664,414	723,780

Gross profit		$221,486	$243,228	$425,387	$472,905
Operating expenses:
Selling, general and administrative expenses	19, 23	142,715	149,230	265,213	297,978
Amortization of acquired intangible assets	10	6,610	7,315	12,628	14,656
Other operating (income) expense, net	20	(890)	(2,670)	(2,752)	(3,132)

Income from operations		$73,051	$89,353	$150,298	$163,403
Foreign exchange (gains) losses, net		3,829	(7,433)	7,422	112
Other income (expense), net	21	(6,505)	(16,541)	(13,038)	(25,108)

Income before equity-method investment activity, net and income tax expense		$62,717	$80,245	$129,838	$138,183
Loss(gain) on equity-method investment activity, net		(34)	2,340	(54)	4,563

Income before income tax expense		$62,751	$77,905	$129,892	$133,620
Income tax expense	22	13,851	15,204	30,139	26,266

Net income		$48,900	$62,701	$99,753	$107,354
Net income (loss) attributable to noncontrolling interest		(84)	—	156	—

Net income attributable to Genpact Limited shareholders		$48,984	$62,701	$99,597	$107,354

Net income available to Genpact Limited common shareholders	17	$48,984	$62,701	$99,597	$107,354
Earnings per common share attributable to Genpact Limited common shareholders	17
Basic		$0.23	$0.29	$0.44	$0.49
Diluted		$0.22	$0.28	$0.43	$0.48
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		217,541,960	218,525,149	224,817,938	219,208,922
Diluted		221,509,867	220,962,306	229,392,759	221,654,703

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended June 30,				Six months ended June 30,
	2014		2015		2014		2015
	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest	Genpact Limited Shareholders	Non controlling interest
Net Income	48,984	(84)	62,701	—	99,597	156	107,354	—
Other comprehensive income:
Currency translation adjustments	398	(5)	(9,491)	—	18,991	(10)	(20,670)	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	24,588	—	(10,173)	—	62,580	—	11,660	—
Retirement benefits, net of taxes	76	—	(174)	—	156	—	112	—

Other comprehensive income (loss)	25,062	(5)	(19,838)	—	81,727	(10)	(8,898)	—

Comprehensive income (loss)	74,046	(89)	42,863	—	181,324	146	98,456	—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2014	231,262,576	$2,310	$1,268,344	$511,699	$(459,614)	$1,329	$1,324,068
Net settlement on issuance of common shares on exercise of options (Note 15)	1,227,962	12	1,095	—	—	—	1,107
Issuance of common shares under the employee stock purchase plan (Note 15)	77,556	1	1,170	—	—	—	1,171
Net settlement on vesting of restricted share units (Note 15)	125,188	1	(861)	—	—	—	(860)
Net settlement on vesting of performance units (Note 15)	913,939	9	(6,500)	—	—	—	(6,491)
Stock repurchased and retired (Note 16)	(17,292,842)	(173)	—	(302,452)	—	—	(302,625)
Expenses related to stock purchase (Note 16)	—	—	—	(2,543)	—	—	(2,543)
Distribution to noncontrolling interest	—	—	—	—	—	(1,371)	(1,371)
Stock-based compensation expense (Note 15)	—	—	11,879	—	—	—	11,879
Comprehensive income:
Net income	—	—	—	99,597	—	156	99,753
Other comprehensive income	—	—	—	—	81,727	(10)	81,717

Balance as of June 30, 2014	216,314,379	$2,160	$1,275,127	$306,301	$(377,887)	$104	$1,205,805

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Noncontrolling interest	Total Equity
Balance as of January 1, 2015	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$—	$1,285,136
Issuance of common shares on exercise of options (Note 15)	728,948	7	6,193	—	—	—	6,200
Issuance of common shares under the employee stock purchase plan (Note 15)	65,055	1	1,308	—	—	—	1,309
Net settlement on vesting of restricted share units (Note 15)	136,922	1	(1,007)	—	—	—	(1,006)
Net settlement on vesting of performance units (Note 15)	846,114	8	(8)	—	—	—	—
Stock repurchased and retired (Note16)	(3,628,449)	(36)	—	(81,363)	—	—	(81,399)
Expenses related to stock purchase (Note 16)	—	—	—	(73)	—	—	(73)
Stock-based compensation expense (Note 15)	—	—	11,314	—	—	—	11,314
Comprehensive income:
Net income	—	—	—	107,354	—	—	107,354
Other comprehensive income	—	—	—	—	(8,898)	—	(8,898)

Balance as of June 30, 2015	216,832,795	$2,165	$1,314,530	$424,624	$(421,382)	$—	$1,319,937

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2015
Operating activities
Net income attributable to Genpact Limited shareholders	$99,597	$107,354
Net income attributable to noncontrolling interest	156	—
Net income	$99,753	$107,354
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	24,994	26,811
Amortization of debt issue costs (including loss on extinguishment of debt)	1,610	12,759
Amortization of acquired intangible assets	12,628	14,656
Reserve for doubtful receivables	1,719	1,266
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(807)	3,397
Equity-method investment activity, net	(54)	4,563
Stock-based compensation expense	11,879	11,314
Deferred income taxes	(322)	(8,242)
Others, net	895	(87)
Change in operating assets and liabilities:
Increase in accounts receivable	(15,110)	(34,451)
Increase in other assets	(37,870)	(32,423)
Increase (Decrease) in accounts payable	(5,222)	1,165
Decrease in other liabilities	(19,966)	(27,678)
Increase in income taxes payable	18,939	34,176

Net cash provided by operating activities	$93,066	$114,580

Investing activities
Purchase of property, plant and equipment	(29,657)	(30,172)
Proceeds from sale of property, plant and equipment	129	784
Investment in equity affiliates	—	(9,924)
Payment for business acquisitions, net of cash acquired	(123,701)	(17,718)

Net cash used for investing activities	$(153,229)	$(57,030)

Financing activities
Repayment of capital lease obligations	(896)	(1,091)
Payment of debt issue and refinancing cost	—	(6,584)
Proceeds from long term debt	—	800,000
Repayment of long-term debt	(3,375)	(664,875)
Proceeds from Short-term borrowings	195,000	1,451,500
Repayment of Short-term borrowings	(20,000)	(1,565,000)
Proceeds from issuance of common shares under stock-based compensation plans	8,329	7,509
Payment for net settlement of stock-based awards	(14,345)	(6,532)
Payment of earn-out consideration	—	(126)
Distribution to noncontrolling interest	(1,371)	—
Payment for stock purchased and retired	(302,625)	(81,399)
Payment for expenses related to stock purchase	(2,543)	(73)

Net cash used for financing activities	$(141,826)	$(66,671)

Effect of exchange rate changes	7,515	(10,912)
Net decrease in cash and cash equivalents	(201,989)	(9,121)
Cash and cash equivalents at the beginning of the period	571,276	461,788

Cash and cash equivalents at the end of the period	$376,802	$441,755

Supplementary information
Cash paid during the period for interest	$12,828	14,671
Cash paid during the period for income taxes	$37,176	24,706
Property, plant and equipment acquired under capital lease obligations	$1,305	876

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

2012 Recapitalization

On August 1, 2012, affiliates of General Atlantic (“GA”) and Oak Hill Capital Partners (“OH”) entered into an agreement to sell 67,750,678 common shares of the Company to Glory Investments A Limited, formerly known as South Asia Private Investments, an affiliate of Bain Capital Investors, LLC (“Bain Capital”). On October 25, 2012, Bain Capital and its affiliated assignees, along with two additional co-investors (RGIP, LLC, an investor in certain investment funds which are affiliated with Bain Capital, and Twickenham Investment Private Limited, an affiliate of the Government of Singapore Investment Corporation Private Limited), completed the purchase of the Company’s common shares covered by the share purchase agreement.

On December 14, 2012, a secondary offering of the Company’s common shares by affiliates of GA and OH was completed. Upon the completion of the secondary offering, GA and OH each owned approximately 2.4% of the Company’s common shares outstanding, and they ceased to be significant shareholders and related parties.

On August 30, 2012, the Company terminated its previous credit facility of $380,000 and entered into a new credit facility of $925,000. Net proceeds from the credit facility along with cash on hand were partially used to fund the payment of a special cash dividend in the amount of $2.24 per share in the third quarter of 2012. The share purchase transaction described above, the entry into a new credit facility and the payment of the special cash dividend are referred to collectively as the “2012 Recapitalization.” The 2012 credit facility was amended in 2013, and in June 2015 the Company entered into a new credit facility as described in Note 12.

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

The unaudited interim consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for interim periods are not necessarily indicative of the results for the full year.

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

The noncontrolling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the noncontrolling partners’ interest in the operation of Genpact Netherlands B.V. and the profits or losses associated with such noncontrolling interest. The noncontrolling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their shares of profit as it is a partnership. Accordingly, noncontrolling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the unaudited interim Consolidated Statements of Income. During the year ended December 31, 2014, the Company purchased such noncontrolling interest, as a result of which the Company has 100% control of Genpact Netherlands B.V.

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

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of a reporting unit exceeds the fair value of such goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a qualitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 10 for information and related disclosures.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, short-term deposits, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 25% and 19% of receivables as of December 31, 2014 and June 30, 2015, respectively. GE accounted for 21% and 19% of revenues for the six months ended June 30, 2014 and 2015, respectively, and 21% and 19% of revenues for the three months ended June 30, 2014 and 2015, respectively.

(e) Recently adopted accounting pronouncements

There are no recent accounting pronouncements issued by authoritative bodies that have been adopted by the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

(a) Acquisition of delivery center in Slovakia

On April 1, 2015, the Company acquired certain assets and assumed certain liabilities of a finance-and-accounting service delivery center in Bratislava, Slovakia, for cash consideration of $6,100. As part of the transaction, the Company hired certain employees of the seller. There are no contingent consideration arrangements in connection with the acquisition. This acquisition strengthens the Company’s finance-and-accounting services domain expertise in the consumer product goods industry and adds incremental European language capacity.

In connection with the transaction, the Company recorded $3,000 in customer-related intangible assets which have an amortization period of five years. Goodwill arising from the acquisition amounted to $3,065, has been allocated to the Company’s European reporting unit and is deductible for tax purposes. The results of operations of the acquired business and the fair value of the assets acquired and liabilities assumed are included in the Company’s Consolidated Financial Statements with effect from April 1, 2015, the date of the acquisition.

(b) Acquisition of Wealth Management business in the U.S.

On January 16, 2015, the Company acquired certain assets and assumed certain liabilities of Citibank, N.A. comprising a portion of its U.S. wealth management operations for cash consideration of $11,678. Together with its asset purchase, the Company hired certain employees of the seller’s U.S. wealth management business. With this transaction, the Company has acquired an end-to-end, technology-enabled wealth management service offering.

In connection with the transaction, the Company recorded $9,100 in customer-related intangible assets which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounted to $3,400, has been allocated to the Company’s India reporting unit and is deductible for tax purposes. The Company also assumed a pre-existing liability of the seller amounting to $822 in connection with the acquisition. Acquisition-related costs amounting to $798 have been included in selling, general and administrative expenses as incurred. The results of operations of the business acquired and the fair value of the assets acquired and liabilities assumed are included in the Company’s Consolidated Financial Statements with effect from January 16, 2015, the date of the acquisition.

(c) Acquisition of delivery center in Japan

On November 4, 2014, the Company acquired a finance-and-accounting service delivery center in Japan. In connection with the acquisition, the Company entered into a five-year Business Process Outsourcing (“BPO”) Agreement. The purchase consideration for the acquisition is set forth below:

Cash consideration after closing net assets value and preliminary adjustment for pension underfunding	$10,539
Fair value of contingent earn-out consideration (ranging from $0 to $15,750)	11,198
Total preliminary estimated purchase consideration	$21,737

The contingent earn-out consideration will be determined based on additional services contracted by the delivery center for the period from November 4, 2014 to November 4, 2021. The total consideration the Company paid at the closing of the acquisition was $7,108, net of cash acquired of $3,491. This acquisition expands the Company’s presence in Japan and strengthens its finance-and-accounting service offerings.

As of the date of these financial statements, the purchase consideration is pending final adjustment for pension underfunding and closing date net assets, which may result in a corresponding adjustment to goodwill during the measurement period. The Company is also evaluating certain pension assets and liabilities and tax positions with respect to this acquisition which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. Changes to the preliminary recorded assets and liabilities may result in a corresponding adjustment to goodwill. The measurement period will not exceed one year from the acquisition date.

During the quarter ended June 30, 2015, the Company recorded a measurement period adjustment that resulted in a $60 decrease in the purchase consideration with a corresponding decrease in goodwill. The measurement period adjustment did not have a significant impact on the Company’s Consolidated Statements of Income, Balance Sheets or Cash Flows in any period and, thus, was recorded during the quarter ended June 30, 2015.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition:

Preliminary estimated purchase price	$21,737
Acquisition-related costs included in selling, general and administrative expenses as incurred	796
Recognized amounts of identifiable assets acquired and liabilities assumed
Net assets acquired	(323)
Customer related intangible assets	7,522
Deferred tax asset/(liability), net	(2,496)
Total identifiable net assets acquired	$4,703
Goodwill	17,034
Total	$21,737

Goodwill has been allocated to the Company’s China reporting unit and is not deductible for tax purposes as the Company has not recorded any tax benefit for amortization. The customer-related intangible assets in the foregoing table have a weighted average amortization period of seven years.

The results of operations of the delivery center and the fair value of its assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from November 4, 2014, the date of the acquisition.

(d) Pharmalink Consulting Limited and Pharmalink Consulting Inc.

On May 29, 2014, the Company acquired 100% of the outstanding equity interest in each of Pharmalink Consulting Limited, a company incorporated under the laws of England and Wales, and Pharmalink Consulting Inc., a California corporation (collectively referred to as “Pharmalink”). The purchase consideration for the acquisition is set forth below:

Cash consideration after adjustment for net debt and working capital	$126,069
Fair value of contingent earn-out consideration (ranging from $0 to $27,405)	12,730
Total purchase consideration	$138,799

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

During the quarter ended December 31, 2014, the Company recorded a measurement period adjustment that resulted in a non-current liability of $585 and a corresponding indemnification asset with no impact on goodwill. During the quarter ended June 30, 2015, the Company recorded a measurement period adjustment that resulted in a $168 increase in the purchase consideration, with a corresponding increase in goodwill. These measurement period adjustments did not have a significant impact on the Company’s Consolidated Statements of Income, Balance Sheets or Cash Flows in any period and, thus, were recorded during the quarters ended December 31, 2014 and June 30, 2015, respectively.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed as of the date of the acquisition, including measurement period adjustments:

Purchase price	$138,799
Acquisition related costs included in selling, general and administrative expenses as incurred	1,977
Recognized amounts of identifiable assets acquired and liabilities assumed
Net assets acquired	7,174
Intangible assets	29,923
Deferred tax asset/(liability), net	(8,419)
Total identifiable net assets acquired	$28,678
Goodwill	110,121
Total	$138,799

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

Goodwill has been allocated to the India reporting unit and is not deductible for tax purposes. The intangible assets consist of customer-related and marketing-related intangible assets with a weighted average amortization period of six years.

The results of operations of Pharmalink and the fair value of its assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from May 29, 2014, the date of the acquisition.

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2014 and June 30, 2015 comprise:

	As of December 31, 2014	As of June 30, 2015
Deposits with banks	$130,610	$213,850
Other cash and bank balances	331,178	227,905

Total	$461,788	$441,755

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the reserve for doubtful receivables recorded by the Company:

	Year ended December 31, 2014	Six months ended June 30, 2015
Opening Balance as of January 1	$16,560	$15,192
Additions due to acquisitions	178	—
Additions charged to cost and expense	3,107	1,266
Deductions	(4,653)	(2,650)

Closing Balance	15,192	13,808

Accounts receivable were $540,946 and $567,374 and the reserves for doubtful receivables were $15,192 and $13,808, resulting in net accounts receivable balances of $525,754 and $553,566 as of December 31, 2014 and June 30, 2015, respectively. In addition, accounts receivable due after one year of $11,635 and $9,414 as of December 31, 2014 and June 30, 2015, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $5,840 and $2,139 as of December 31, 2014 and June 30, 2015, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2014 and June 30, 2015:

	As of December 31, 2014
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$33,967	$—	$33,967	$—

Total	$33,967	$—	$33,967	$—

Liabilities
Derivative instruments (Note b)	$101,516	$—	$101,516	$—

Total	$101,516	$—	$101,516	$—

	As of June 30, 2015
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$34,469	$—	$34,469	$—

Total	$34,469	$—	$34,469	$—

Liabilities
Derivative instruments (Note b)	$81,742	$—	$81,742	$—

Total	$81,742	$—	$81,742	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The Company values its derivative instruments based on market observable inputs including both forward and spot prices for the relevant currencies. The quotes are taken from an independent market database.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts mature between 0 and 66 months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2014	As of June 30, 2015	As of December 31, 2014	As of June 30, 2015
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,282,800	$1,392,800	$(86,913)	$(69,727)
United States Dollars (sell) Mexican Peso (buy)	5,640	14,340	(514)	(1,031)
United States Dollars (sell) Philippines Peso (buy)	72,900	52,500	(738)	(709)
Euro (sell) United States Dollars (buy)	98,903	139,750	5,458	9,904
Euro (sell) Romanian Leu (buy)	81,072	59,666	562	808
Japanese Yen (sell) Chinese Renminbi (buy)	28,586	25,699	2,766	2,341
Pound Sterling (sell) United States Dollars (buy)	133,435	118,452	4,278	2,681
Australian Dollars (sell) United States Dollars (buy)	104,362	87,558	7,552	8,460

			$(67,549)	$(47,273)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.
(b)	Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchase of services. In addition to this program, the Company uses derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge foreign exchange risks related to balance sheet items such as receivables and intercompany borrowings denominated in currencies other than the Company’s underlying functional currency.

The fair value of the derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2014	As of June 30, 2015	As of December 31, 2014	As of June 30, 2015
Assets
Prepaid expenses and other current assets	$16,636	$18,547	$202	$1,459
Other assets	$17,129	$14,463	$—	$—
Liabilities
Accrued expenses and other current liabilities	$64,650	$44,280	$965	$92
Other liabilities	$35,901	$37,370	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended June 30,						Six months ended June 30,
	2014			2015			2014			2015
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(146,314)	$50,966	$(95,348)	$(32,968)	$11,661	$(21,307)	$(205,952)	$72,612	$(133,340)	$(66,786)	$23,646	$(43,140)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(12,654)	4,472	(8,182)	(8,659)	3,062	(5,597)	(25,054)	8,828	(16,226)	(17,913)	6,313	(11,600)
Changes in fair value of effective portion of outstanding derivatives, net	23,644	(7,238)	16,406	(24,331)	8,561	(15,770)	70,882	(24,528)	46,354	233	(173)	60

Gain (loss) on cash flow hedging derivatives, net	36,298	(11,710)	24,588	(15,672)	5,499	(10,173)	95,936	(33,356)	62,580	18,146	(6,486)	11,660

Closing balance as of June 30	$(110,016)	$39,256	$(70,760)	$(48,640)	$17,160	$(31,480)	$(110,016)	$39,256	$(70,760)	$(48,640)	$17,160	$(31,480)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)				Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Six months ended June 30,			Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2014	2015		2014	2015	2014	2015		2014	2015	2014	2015
Forward foreign exchange contracts	$70,882	$233	Revenue	$(1,832)	$3,815	$(2,502)	$6,310	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(8,439)	(10,013)	(17,837)	(19,440)
			Selling, general and administrative expenses	(2,383)	(2,461)	(4,715)	(4,783)

	$70,882	$233		$(12,654)	$(8,659)	$(25,054)	$(17,913)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Three months ended June 30		Six months ended June 30
		2014	2015	2014	2015
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$290	$(1,596)	$263	$(3,840)

		$290	$(1,596)	$263	$(3,840)

(a)	These forward foreign exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2014	As of June 30, 2015
Advance taxes	$61,251	$87,505
Deferred transition costs	40,185	36,352
Derivative instruments	16,838	20,006
Prepaid expenses	12,949	19,985
Customer Acquisition Cost	5,557	5,868
Employee advances	5,816	5,374
Deposits	1,754	2,252
Advances to suppliers	3,358	1,520
Others	7,772	10,036

	$155,480	$188,898

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2014	As of June 30, 2015
Property, plant and equipment, gross	$531,960	$543,152
Less: Accumulated depreciation and amortization	(356,024)	(373,521)

Property, plant and equipment, net	$175,936	$169,631

Depreciation expense on property, plant and equipment for the six months ended June 30, 2014 and 2015 was $21,657 and $23,314, respectively, and for the three months ended June 30, 2014 and 2015 was $10,909 and $11,597, respectively. Computer software amortization for the six months ended June 30, 2014 and 2015 amounted to $4,408 and $4,657, respectively, and for the three months ended June 30, 2014 and 2015 amounted to $2,252 and $2,295 respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $1,071 and $1,160 for the six months ended June 30, 2014 and 2015, respectively, and $508 and $599 for the three months ended June 30, 2014 and 2015, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2014 and six months ended June 30, 2015:

	As of December 31, 2014	As of June 30, 2015
Opening balance	$953,849	$1,057,214
Goodwill relating to acquisitions consummated during the period	127,047	6,465
Impact of measurement period adjustments	—	108
Effect of exchange rate fluctuations	(23,682)	(9,759)

Closing balance	$1,057,214	$1,054,028

The total value of the Company’s goodwill that is deductible for tax purposes was $37,628 and $42,301 as of December 31, 2014 and June 30, 2015, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2014			As of June 30, 2015
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related intangible assets	$310,069	$228,095	$81,974	$320,028	$238,741	$81,287
Marketing-related intangible assets	43,137	23,801	19,336	43,097	25,318	17,779
Other intangible assets	19,002	5,768	13,234	23,211	6,520	16,691

	$372,208	$257,664	$114,544	$386,336	$270,579	$115,757

Amortization expenses for intangible assets in the six months ended June 30, 2014 and 2015 were $12,628 and $14,656, respectively, and in the three months ended June 30, 2014 and 2015 were $6,610 and $7,315 respectively, and are disclosed in the consolidated statements of income under amortization of acquired intangible assets.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2014 and June 30, 2015, the limits available were $14,282 and $14,170, respectively, of which $8,138 and $8,476 was utilized, constituting non-funded drawdown.

(b)	A fund-based and non-fund-based revolving credit facility of $350,000, which the company obtained in June 2015, as described in note 12. The facility replaces the Company’s $250,000 facility initially entered into in August 2012 which was subsequently amended in June 2013. As of December 31, 2014 and June 30, 2015, a total of $137,224 and $23,931, respectively, was utilized, of which $135,000 and $21,500, respectively, constituted funded drawdown and $2,224 and $2,431, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 2.50% as of December 31, 2014. As of June 30, 2015, the revolving facility was drawn down at a base rate of 3.75% and subsequently rolled over at the election of the Company at a rate equal to LIBOR plus a margin of 1.50%. The unutilized amount on the revolving facility bore a commitment fee of 0.5% and 0.25% as of December 31, 2014 and June 30, 2015, respectively. The credit agreement contains certain customary covenants, including a maximum leverage ratio and a minimum interest coverage ratio. During the six months ended June 30, 2015, the Company was in material compliance with its financial covenants.

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

12. Long-term debt

In August 2012, the Company obtained credit facilities aggregating $925,000 from a consortium of financial institutions.

In June 2013, the Company amended this credit facility to reduce interest payments thereunder. As of the amendment date, the gross outstanding term loan amounted to $671,625. The amendment did not result in a substantial modification of $553,589 of the outstanding term loan under the previous credit facility. Further, as a result of the amendment, the Company extinguished $118,036 of the outstanding term loan under the previous facility and obtained additional funding amounting to $121,410, increasing the total term loan outstanding to $675,000. As a result, the Company expensed $3,103, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to the lenders in respect of the extinguished amount. The overall borrowing capacity under the revolving facility did not change. The amendment of the revolving facility resulted in accelerated amortization of $54 relating to the existing unamortized debt issuance cost. The remaining unamortized costs and an additional third party fee paid in connection with the amendment were to be amortized over the term of the term loan and revolving facility, which by their terms were to expire on August 30, 2019 and August 30, 2017, respectively.

In June 2015, the Company refinanced its 2012 facility through a new credit facility, comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.50% per annum or a base rate plus an applicable margin equal to 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663,188 as of June 30, 2015, was extinguished, and the Company expensed $10,050, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Additionally, the refinancing of the revolving facility resulted in the accelerated amortization of $65 relating to the existing unamortized debt issuance cost. The remaining unamortized costs for the revolving facility and fees paid to the lenders and third parties in connection with the new term loan and revolving facility will be amortized over the term of the refinanced facility, which ends on June 30, 2020.

As of December 31, 2014 and June 30, 2015, the amount outstanding under the term loan, net of debt amortization expense of $11,274 and $3,987, was $653,602 and $796,013, respectively. As of December 31, 2014, the term loan bore interest at a rate equal to LIBOR (LIBOR floor of 0.75%) plus a margin of 2.75% per annum. As of June 30, 2015 the term loan bore interest at a base rate of 3.75%, and was subsequently rolled over at the election of the Company at a rate equal to LIBOR plus a margin of 1.50% per annum. The amount outstanding on the term loan as of June 30, 2015 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2015	$19,547
2016	39,134
2017	39,181
2018	39,226
2019	39,272
2020	619,653

796,013

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

	As of December 31, 2014	As of June 30, 2015
Accrued expenses	$114,770	$114,432
Accrued employee cost	143,829	107,732
Deferred transition revenue	49,792	45,534
Statutory liabilities	24,713	22,259
Retirement benefits	16,807	22,348
Derivative instruments	65,615	44,372
Advance from customers	19,857	21,792
Earn-out consideration	3,232	13,298
Other liabilities	12,399	14,436

	$451,014	$406,203

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

Net defined benefit plan costs for the three months and six months ended June 30, 2014 and 2015 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Service costs	$1,226	$1,389	$2,416	$2,773
Interest costs	638	675	1,257	1,353
Amortization of actuarial loss	81	98	159	183
Expected return on plan assets	(464)	(558)	(911)	(1,107)

Net Gratuity Plan costs	$1,481	$1,604	$2,921	$3,202

Defined contribution plans

During the three months and six months ended June 30, 2014 and 2015, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
India	$4,107	$4,109	$7,682	$8,018
U.S.	1,039	2,008	2,630	4,636
U.K.	856	1,615	1,401	2,655
China	3,381	3,537	6,918	7,053
Other Regions	1,189	1,212	2,375	2,318

Total	10,572	12,481	21,006	24,680

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation

The Company has issued options under the Genpact Global Holdings 2005 Plan (the “2005 Plan”), the Genpact Global Holdings 2006 Plan (the “2006 Plan”), the Genpact Global Holdings 2007 Plan (the “2007 Plan”) and the Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) to eligible persons, who are employees, directors and certain other persons associated with the Company.

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

Since the date of adoption of the 2007 Omnibus Plan on July 13, 2007, shares underlying options forfeited, expired, terminated, or cancelled under any of the plans are added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

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

Stock-based compensation costs relating to the foregoing plans during the six months ended June 30, 2014 and 2015 were $11,735 and $11,155, respectively, and for the three months ended June 30, 2014 and 2015 were $6,834 and $6,576, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

Stock options

Options granted are subject to a vesting requirement. Options granted under the plan are exercisable into common shares of the Company, have a contractual period of ten years and vest over four to five years unless specified otherwise in the applicable award agreement. The Company recognizes compensation cost over the vesting period of the option. Compensation cost is determined as of the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the six months ended June 30, 2014 and June 30, 2015.

	Six months ended June 30, 2014	Six months ended June 30, 2015
Dividend yield	—	—
Expected life (in months)	84	84
Risk free rate of interest	2.29%	1.99%
Volatility	38.34%	34.97%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

A summary of stock option activity during the six months ended June 30, 2015 is set out below:

	Six months ended June 30, 2015
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2015	7,371,727	$15.44	5.9	$—
Granted	170,000	22.77	—	—
Forfeited	(125,000)	19.35	—	—
Expired	—	—	—	—
Exercised	(728,948)	8.51	—	9,348

Outstanding as of June 30, 2015	6,687,779	$16.31	5.9	$34,622

Vested as of June 30, 2015 and expected to vest thereafter (Note a)	6,428,068	$16.07	5.9	$34,027
Vested and Exercisable as of June 30, 2015	2,884,780	$12.15	2.9	$26,489
Weighted average grant date fair value of grants during the period	$9.15

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of June 30, 2015, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $17,445, which will be recognized over the weighted average remaining requisite vesting period of 2.9 years.

Restricted Share Units

The Company has granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share at a future date. The fair value of each RSU is the market price of a Company common share on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSUs granted during the six months ended June 30, 2015 is set out below:

	Six months ended June 30, 2015
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2015	488,418	$15.36
Granted	53,546	20.88
Vested (Note a)	(122,444)	14.01
Forfeited	(25,938)	14.12

Outstanding as of June 30, 2015	393,582	$16.61

Expected to vest (Note b)	361,397

(a)	Vested RSUs have been net settled upon vesting by issuing 77,095 shares (net of minimum statutory tax withholding).
(b)	RSUs expected to vest reflect an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

61,057 RSUs vested in the year ended December 31, 2013, in respect of which 59,827 shares were issued in January 2015 after withholding shares to the extent of the minimum statutory withholding taxes.

92,692 RSUs vested in the year ended December 31, 2014, shares in respect of which will be issuable on December 31, 2015 after withholding shares to the extent of the minimum statutory withholding taxes.

As of June 30, 2015, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $3,329, which will be recognized over the weighted average remaining requisite vesting period of 1.8 years.

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

A summary of PU activity during the six months ended June 30, 2015 is set out below:

	Six months ended June 30, 2015
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2015	1,292,750	$16.78	2,648,626
Granted	1,375,650	22.72	2,965,475
Vested (Note a)	(855)	16.78	(855)
Forfeited	(93,114)	14.76	(164,372)
Addition due to achievement of higher than target performance goals (Note b)	51,595	16.78
Reduction due to achievement of lower than maximum performance goals (Note c)			(1,296,105)

Outstanding as of June 30, 2015	2,626,026	$19.96	4,152,769

Expected to vest (Note d)	2,215,539

(a)	Vested PUs were net settled upon vesting by issuing 590 shares (net of minimum statutory tax withholding).
(b)	Represents additional shares granted ranging from 0.8% to 6.6% of the target shares as a result of the achievement of higher-than-target performance for the PUs granted in April 2014.
(c)	Represents a 143.4% and 49.2% reduction in the maximum shares eligible to vest as a result of the certification of the level of achievement of the performance goals for the PUs granted in April 2014.
(d)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
(e)	1,329,270 PUs granted in March 2012 vested as of December 31, 2014 based on the compensation committee’s certification of the achievement of the performance goals for the performance period based on the Company’s audited financial statements. Shares in respect of such PUs were issued in January 2015 (845,524 shares after withholding shares to the extent of the minimum statutory withholding taxes).

As of June 30, 2015, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $32,943, which will be recognized over the weighted average remaining requisite vesting period of 2.2 years.

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

The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions at 90% of the closing price of the Company’s common shares on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP must not exceed 15% of the participating employee’s base salary, subject to a cap of $25 per employee per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day of the subsequent May, August, November and February. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the six months ended June 30, 2014 and 2015, 77,556 and 65,055 common shares, respectively, were issued under ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the six months ended June 30, 2014 and 2015 was $144 and $159, respectively, and for the three months ended June 30, 2014 and 2015 was $72 and $78, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

16. Capital Stock

Stock Repurchases

In February 2015, the Company’s Board of Directors authorized a program to repurchase up to $250,000 in value of the Company’s common shares. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2015 the Company purchased 3,628,449 of its common shares at a weighted average price of approximately $22.43 per share for an aggregate cash amount of approximately $81,399. The purchased shares have been retired.

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

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2014 and June 30, 2015, $2,543 and $73, respectively, was deducted from retained earnings as direct costs related to share repurchases.

17. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per Share. Basic and diluted earnings per common share give effect to the change in the number of Company common shares outstanding. The calculation of basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. Potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, performance units and common shares to be issued under the employee stock purchase plan, have been included in the computation of diluted net earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 3,416,262 and 3,760,500 for the six months ended June 30, 2014 and 2015, respectively, and 3,452,761 and 3,593,000 for the three months ended June 30, 2014 and 2015, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

17. Earnings per share (Continued)

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Net income available to Genpact Limited common shareholders	$48,984	$62,701	$99,597	$107,354
Weighted average number of common shares used in computing basic earnings per common share	217,541,960	218,525,149	224,817,938	219,208,922
Dilutive effect of stock-based awards	3,967,907	2,437,157	4,574,821	2,445,781
Weighted average number of common shares used in computing dilutive earnings per common share	221,509,867	220,962,306	229,392,759	221,654,703

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.23	$0.29	$0.44	$0.49
Diluted	$0.22	$0.28	$0.43	$0.48

18. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Personnel expenses	$229,976	$250,369	$457,003	$493,317
Operational expenses	99,067	104,297	185,488	207,094
Depreciation and amortization	11,082	11,638	21,923	23,369

	$340,125	$366,304	$664,414	$723,780

19. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Personnel expenses	$101,182	$107,380	$190,688	$213,218
Operational expenses	39,454	39,596	70,383	80,158
Depreciation and amortization	2,079	2,254	4,142	4,602

	$142,715	$149,230	$265,213	$297,978

20. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Other operating (income) expense	$(334)	$(570)	$(554)	$(1,032)
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	(556)	(2,100)	(2,198)	(2,100)

Other operating (income) expense, net	$(890)	$(2,670)	$(2,752)	$(3,132)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

21. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Interest income	$626	$2,001	$1,985	$3,197
Interest expense	(7,648)	(9,238)	(15,409)	(19,459)
Loss on extinguishment of debt (Note 12)	—	(10,115)	—	(10,115)
Other income (expense)	517	811	386	1,269

Other income (expense), net	$(6,505)	$(16,541)	$(13,038)	$(25,108)

22. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

As of December 31, 2014, the Company had unrecognized tax benefits amounting to $22,718, including an amount of $21,268, which, if recognized, would impact the effective tax rate.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2015 to June 30, 2015:

Opening Balance at January 1	$22,718
Increase related to prior year tax positions, including recorded in acquisition accounting	2
Decrease related to prior year tax positions	(355)
Effect of exchange rate changes	(269)

Closing Balance at June 30	$22,096

The Company’s unrecognized tax benefits as of June 30, 2015 include an amount of $20,661, which, if recognized, would impact the effective tax rate. As of December 31, 2014 and June 30, 2015, the Company had accrued approximately $3,417 and $3,660, respectively, for interest relating to unrecognized tax benefits. During the year ended December 31, 2014 and the six months ended June 30, 2015, the company recognized approximately $44 and $243, respectively, in interest expense. As of December 31, 2014 and June 30, 2015, the Company had accrued approximately $561 and $554, respectively, for penalties.

23. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the six months ended June 30, 2014 and June 30, 2015, the Company recognized net revenues of $142 and $176, respectively, and for the three months ended June 30, 2014 and 2015, the Company recognized net revenues of $71 and $77, respectively, from a client which is a significant shareholder of the Company.

For the six months ended June 30, 2015, the Company recognized net revenues of $4,164, and for the three months ended June 30, 2015, the Company recognized net revenues of $2,125 from a client which is a non-consolidating affiliate of the Company. $2,114 of this amount is receivable as of June 30, 2015.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the six months ended June 30, 2014 and 2015, cost of revenue includes an amount of $973 and $1,029, respectively, and for three months ended June 30, 2014 and 2015, cost of revenue includes an amount of $440 and $658, respectively, attributable to the cost of services from the company’s non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

23. Related party transactions (Continued)

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the six months ended June 30, 2014 and 2015, selling, general and administrative expenses includes an amount of $303 and $239, respectively, and for three months ended June 30, 2014 and 2015, selling, general and administrative expenses includes an amount of $166 and $145, respectively, attributable to the cost of services provided by the company’s non-consolidating affiliates.

During the six months and three months ended June 30, 2015, the Company entered into transactions with a significant shareholder of the Company amounting to $421 and $22, respectively, of which $57 is outstanding as of June 30, 2015.

Investment in equity affiliates

During the six months ended June 30, 2015, the Company invested $13,277 in its non-consolidating affiliates and made payments of $9,924, of which $5,146 was outstanding as of December 31, 2014 and $4,778 represents investments made during the six months ended June 30, 2015. As of June 30, 2015, an investment amounting to $8,499 is outstanding and has been included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

As of December 31, 2014 and June 30, 2015, the Company’s investments in its non-consolidating affiliates amounted to $494 and $9,202, respectively.

Others

During the six months and three months ended June 30, 2015, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $2,035 and $297, respectively, of which $1,231 is receivable and has been included in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of June 30, 2015.

24. Commitments and contingencies

Capital commitments

As of December 31, 2014 and June 30, 2015, the Company has committed to spend $6,073 and $4,301, respectively, under agreements to purchase property, plant and equipment. These amounts are net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $10,362 and $10,908 as of December 31, 2014 and June 30, 2015, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements governing such guarantees.

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

25. Subsequent Event

Pursuant to its share repurchase program, the Company repurchased 1,576,352 of its common shares between July 1, 2015 and August 7, 2015, at a weighted average price of $21.69 per share for an aggregate cash amount of $34,195.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political, economic or business conditions in countries where we have operations or where our clients operate;

•	expected spending on business process outsourcing and information technology services by clients;

•	foreign currency exchange rates;

•	our ability to convert bookings to revenue;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States and Europe;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our ability to maintain pricing and asset utilization rates;

•	our ability to hire and retain enough qualified employees to support our operations;

•	increases in wages in locations in which we have operations;

•	our relative dependence on the General Electric Company (GE);

•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR;

•	restrictions on visas for our employees traveling to North America and Europe;

•	fluctuations in exchange rates between the U.S. dollar, the Euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Guatemalan quetzal, Mexican peso, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Canadian dollar, Colombian peso, Peruvian nuevo, Saudi Arabian riyal, Malaysian ringgit, Thai bhat, Indonesian rupiah, Macau pataca, New Zealand dollar, Taiwan dollar and Vietnamese dong;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process outsourcing and information technology services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

Although we believe the expectations reflected in any forward-looking statements are reasonable at the time they are made, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, Forms 10-Q and Form 8-K reports to the SEC.

Overview

Genpact stands for “generating business impact.” We design, transform, and run intelligent business operations, including those that are complex and specific to a set of chosen industries. The result is advanced operating models that assist our clients in becoming more competitive by supporting their growth and managing cost, risk, and compliance across a range of functions, such as finance and procurement, financial services account servicing, claims management, regulatory affairs, and industrial asset optimization. Our Smart Enterprise Processes (SEPSM) proprietary framework helps companies reimagine how they operate by integrating effective Systems of Engagement™, core IT, and Data-to-Action AnalyticsSM. Our hundreds of long-term clients include more than one-fourth of the Fortune Global 500. We employ over 70,000 people in 25 countries with key management and a corporate office in New York City, while remaining flexible and collaborative with a management team that drives client partnerships personally. We believe we generate impact quickly because of our unparalleled experience running complex operations and business domain expertise, driving our focus on what works and making transformation sustainable. We have a unique history: behind our passion for process and operational excellence is the Lean and Six Sigma heritage of a former General Electric division that has served GE businesses for more than 16 years.

In the quarter ended June 30, 2015, we had net revenues of $609.5 million, of which $495.0 million, or 81.2%, was from clients other than GE, which we refer to as Global Clients, with the remaining $114.5 million, or 18.8%, coming from GE.

For the 12-month period ended June 30, 2015, the number of client relationships generating annual revenue over $5 million increased to 102 from 85 as of June 30, 2014. This includes client relationships with more than $15 million in annual revenue increasing to 31 from 27, client relationships with more than $25 million in annual revenue increasing to 17 from 14, and client relationships with more than $50 million in annual revenue increasing to 4 from 3.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Acquisitions

On April 1, 2015, we acquired certain assets and assumed certain liabilities of a finance-and-accounting services delivery center in Bratislava, Slovakia for cash consideration of $6.1 million. As part of the transaction, we hired certain employees of the seller. This transaction strengthens our finance-and-accounting services domain expertise in the consumer product goods industry and adds incremental European language capacity. There are no contingent consideration arrangements in connection with the acquisition. Goodwill arising from the acquisition amounted to $3.1 million and has been allocated to our Europe reporting unit.

On January 16, 2015, we acquired certain assets and assumed certain liabilities of Citibank, N.A. comprising a portion of its U.S. wealth management operations for cash consideration of $11.7 million. Together with the asset purchase, we hired certain employees of the seller’s U.S. wealth management business. With this transaction, we have acquired an end-to-end, technology-enabled wealth management service offering. There are no contingent consideration arrangements in connection with the acquisition. Goodwill arising from the acquisition amounted to $3.4 million and has been allocated to our India reporting unit.

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

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2014 and 2015.

					Percentage Change
					Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2014	2015	2014	2015	2015 vs. 2014	2015 vs. 2014
	(dollars in millions)		(dollars in millions)
Net revenues—GE*	$119.8	$114.5	$230.0	$228.2	(4.4)%	(0.8)%
Net revenues—Global Clients*	441.8	495.0	859.8	968.5	12.0%	12.6%

Total net revenues	561.6	609.5	1,089.8	1,196.7	8.5%	9.8%

Cost of revenue	340.1	366.3	664.4	723.8	7.7%	8.9%
Gross profit	221.5	243.2	425.4	472.9	9.8%	11.2%
Gross profit margin	39.4%	39.9%	39.0%	39.5%
Operating expenses:
Selling, general and administrative expenses	142.7	149.2	265.2	298.0	4.6%	12.4%
Amortization of acquired intangible assets	6.6	7.3	12.6	14.7	10.7%	16.1%
Other operating (income) expense, net	(0.9)	(2.7)	(2.8)	(3.1)	200.0%	13.8%

Income from operations	73.1	89.4	150.3	163.4	22.3%	8.7%
Income from operations as a percentage of total net revenues	13.0%	14.7%	13.8%	13.7%
Foreign exchange (gains) losses, net	3.8	(7.4)	7.4	0.1	(294.1)%	(98.5)%
Other income (expense), net	(6.5)	(16.5)	(13.0)	(25.1)	154.3%	92.6%

Income before equity-method investment activity, net and income tax expense	62.7	80.2	129.8	138.2	27.9%	6.4%
Loss (gain) on equity-method investment activity, net	(0.0)	2.3	(0.1)	4.6	(6,982.4)%	(8,550.0)%

Income before income tax expense	62.8	77.9	129.9	133.6	24.1%	2.9%
Income tax expense	13.9	15.2	30.1	26.3	9.8%	(12.9)%

Net income	48.9	62.7	99.8	107.4	28.2%	7.6%
Net income (loss) attributable to noncontrolling interest	(0.1)	—	0.2	—	(100.0)%	(100.0)%
Net income attributable to Genpact Limited common shareholders	$49.0	$62.7	$99.6	$107.4	28.0%	7.8%

Net income attributable to Genpact Limited common shareholders as a percentage of total net revenues	8.7%	10.3%	9.1%	9.0%

*	Net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the date of their divestiture by GE and as a part of Global Client net revenues post-divestiture.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net revenues. Our net revenues were $609.5 million in the second quarter of 2015, up $47.9 million, or 8.5%, from $561.6 million in the second quarter of 2014. The growth in net revenues was primarily driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients, including the impact of revenues derived from large, transformational deals. This increase also includes $6.4 million in revenues derived from the operations of Pharmalink Consulting Limited and Pharmalink Consulting Inc., which we acquired in the second quarter of 2014 and refer to as our “regulatory affairs acquisition.” Adjusted for foreign exchange, primarily the depreciation of the Euro and Japanese Yen against the U.S. dollar, which had an adverse impact on our net revenues in the second quarter of 2015, our net revenues grew $62.6 million, or 11.1%, compared to the second quarter of 2014. Our average headcount increased by 4.4% to approximately 66,600 in the second quarter of 2015 from approximately 63,800 in the second quarter of 2014. Our annualized net revenues per employee were $36,600 in the second quarter of 2015, up from $35,600 in the second quarter of 2014.

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Global Clients:
BPO Services	$332.2	$391.0	17.7%
IT Services	109.6	104.0	(5.1)
Total net revenues from Global Clients	441.8	$495.0	12.0%
GE:
BPO Services	92.6	90.3	(2.5)%
IT Services	27.2	24.3	(10.6)
Total net revenues from GE	$119.8	$114.5	(4.4)%
Total net revenues from BPO Services	424.8	481.2	13.3%
Total net revenues from IT Services	136.8	128.3	(6.2)%

Total net revenues	$561.6	$609.5	8.5%

Net revenues from Global Clients were $495.0 million in the second quarter of 2015, up $53.2 million, or 12.0%, from $441.8 million in the second quarter of 2014. This increase was primarily driven by growth in our targeted verticals—including banking and financial services, insurance, life sciences, high tech and consumer product goods—and by revenues derived from our regulatory affairs acquisition. As a percentage of total net revenues, net revenues from Global Clients increased from 78.7% in the second quarter of 2014 to 81.2% in the second quarter of 2015.

Net revenues from GE were $114.5 million in the second quarter of 2015, down $5.2 million, or 4.4%, from the second quarter of 2014, in line with expected decreases due to higher levels of non-recurring project work in the second quarter of 2014. Net revenues from GE declined as a percentage of our total net revenues from 21.3% in the second quarter of 2014 to 18.8% in the second quarter of 2015.

Net revenues from BPO services were $481.2 million, up $56.4 million, or 13.3%, from $424.8 million in the second quarter of 2014. This increase was primarily attributable to an increase in services delivered to our Global Clients—particularly finance and accounting services, our core vertical operations, analytics and consulting services—and to revenues from our regulatory affairs acquisition. Net revenues from IT services were $128.3 million in the first quarter of 2015, down $8.5 million, or 6.2%, from $136.8 million in the second quarter of 2014 due to a decrease in overall IT services. This decrease was primarily the result of a decline in revenues from our healthcare and capital markets verticals.

Net revenues from BPO services as a percentage of total net revenues increased to 79.0% in the second quarter of 2015 from 75.6% in the second quarter of 2014 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Net revenues by geographic region based on the location of our service delivery centers were as follows:

			Percentage change
	Three months ended June 30,		Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
India	$370.0	$410.5	11.0%
Americas	75.1	81.7	8.8
Asia, other than India	56.4	59.4	5.3
Europe	60.2	57.9	(3.7)

Total net revenues	$561.6	$609.5	8.5%

Net revenues attributable to India-based service delivery centers grew the most, contributing $410.5 million to total net revenues in the second quarter of 2015, up $40.5 million, or 11.0%, from the second quarter of 2014. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from service delivery centers outside India that are managed from India-based service delivery centers or at clients’ premises outside India by personnel normally based in India. Net revenues from service delivery centers located in the Americas were $81.7 million in the second quarter of 2015, up 8.8% from the second quarter of 2014. Net revenues from service delivery centers located in Asia, other than India – primarily China and the Philippines – contributed $59.4 million to total net revenues in the second quarter of 2015, up $3.0 million, or 5.3%, from the second quarter of 2014. The balance of net revenues, which is attributable to service delivery centers located in Europe, was $57.9 million in the second quarter of 2015, down from $60.2 million in the second quarter of 2014 primarily as a result of the depreciation of the Euro against the U.S. dollar and increased offshoring in the second quarter of 2015 compared to the second quarter of 2014.

Cost of revenue and gross profit. The following table sets forth the components of our cost of revenue and our resulting gross profit:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$230.0	$250.4	40.9%	41.1%
Operational expenses	99.1	104.3	17.6	17.1
Depreciation and amortization	11.1	11.6	2.0	1.9

Cost of revenue	$340.1	$366.3	60.6%	60.1%

Gross Profit	$221.5	$243.2	39.4%	39.9%

Cost of revenue was $366.3 million, up $26.2 million, or 7.7%, from the second quarter of 2014. Of this increase, $4.7 million is attributable to our regulatory affairs acquisition. Wage inflation and an increase in our operational headcount in the second quarter of 2015 compared to the second quarter of 2014 also contributed to the increase. The increase in cost of revenue was partially offset by improved operational efficiencies, a reduction in the use of subcontractors and favorable foreign exchange.

Our gross margin increased from 39.4% in the second quarter of 2014 to 39.9% in the second quarter of 2015. This increase is primarily attributable to improved operational efficiencies, including more effective deployment and use of operations personnel, a reduction in the use of subcontractors and favorable foreign exchange. Foreign exchange causes gains and losses on our foreign currency hedges and has a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency. The impact of these factors was partially offset by the effects of wage inflation.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 40.9% in the second quarter of 2014 to 41.1% in the second quarter of 2015, primarily due to wage inflation, an increase in our operational headcount and a reduction in the use of subcontractors in the second quarter of 2015 compared to the second quarter of 2014. Of this increase, $2.1 million is attributable to our regulatory affairs acquisition. An approximately 2,400-person, or 4.4%, increase in our operational headcount (excluding the impact of our regulatory affairs acquisition) also contributed to higher personnel expenses in the second quarter of 2015 compared to the second quarter of 2014. These increases were partially offset by the operational efficiency described above and favorable foreign exchange. As a result, personnel expenses for the second quarter of 2015 were $250.4 million, up $20.4 million, or 8.9%, from $230.0 million in the second quarter of 2014.

Operational expenses. Operational expenses were $104.3 million, up $5.2 million, or 5.3%, from the second quarter of 2014. Of this increase, $2.5 million is attributable to our regulatory affairs acquisition. The increase in operational expenses was partially offset by lower travel expenses, a reduction in the use of subcontractors in the second quarter of 2015 compared to the second quarter of 2014, and favorable foreign exchange. As a result, operational expenses as a percentage of total net revenues decreased from 17.6% in the second quarter of 2014 to 17.1% in second quarter of 2015.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of cost of revenue were $11.6 million, up $0.6 million, or 5.0%, from the second quarter of 2014. This increase was primarily due to the expansion of certain existing facilities in India and was partially offset by favorable foreign exchange. Depreciation and amortization expenses as a percentage of total net revenues decreased from 2.0% in the second quarter of 2014 to 1.9% in the second quarter of 2015.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$101.2	$107.4	18.0%	17.6%
Operational expenses	39.5	39.6	7.0	6.5
Depreciation and amortization	2.1	2.3	0.4	0.4

Selling, general and administrative expenses	$142.7	$149.2	25.4%	24.5%

SG&A expenses were $149.2 million, up $6.5 million, or 4.6%, from the second quarter of 2014. SG&A expenses as a percentage of total net revenues decreased from 25.4% in the second quarter of 2014 to 24.5% in the second quarter of 2015. Our sales and marketing expenses in the second quarter of 2015 were $42.1 million, or 28.2% of SG&A expenses, up from $36.9 million, or 25.9% of SG&A expenses, in the second quarter of 2014. SG&A expenses increased primarily as a result of our investments in sales and business development personnel and subject matter experts through the hiring of more than 100 seasoned professionals since the second quarter of 2014 in our targeted markets—such as the United States and Europe—and industry verticals—including banking and financial services, insurance, consumer product goods, life sciences, and infrastructure, manufacturing and services. Wage inflation also contributed to the increase in SG&A expenses. As a result, our sales and marketing expenses as a percentage of net revenues were approximately 6.8% in the second quarter of 2015, up from approximately 6.6% in the second quarter of 2014, reflecting the full period impact of our investments since the second quarter of 2014 in client-facing teams and subject matter experts.

Fees for professional services also contributed to higher SG&A expenses. The increase in SG&A expenses was partially offset by productivity savings, including more effective use of support staff, lower travel costs, lower infrastructure and facilities expenses, a reduction in the provision for doubtful receivables and favorable foreign exchange.

Personnel expenses. Personnel expenses as a component of SG&A expenses were $107.4 million, up $6.2 million, or 6.1%, from the second quarter of 2014. Our sales-team personnel expenses increased by approximately 29.2%, reflecting the full period impact of our investments in client-facing teams since the second quarter of 2014. Wage inflation also contributed to higher personnel costs in the second quarter of 2015 compared to the second quarter of 2014. These increases were partially offset by the productivity savings described above and favorable foreign exchange. As a percentage of total net revenues, personnel expenses in the second quarter of 2015 were 17.6%, down from 18.0% in the second quarter of 2014.

Operational expenses. Operational expenses as a component of SG&A expenses were $39.6 million, up $0.1 million, or 0.4%, from the second quarter of 2014. This marginal increase is primarily attributable to higher fees for professional services related to strategic initiatives in the second quarter of 2015 compared to the second quarter of 2014. The increase was partially offset by a $1.1 million reduction in the provision for doubtful receivables and favorable foreign exchange in the second quarter of 2015 compared to the second quarter of 2014. As a percentage of total net revenues, operational expenses decreased from 7.0% in the second quarter of 2014 to 6.5% in the second quarter of 2015.

Depreciation and amortization. Depreciation and amortization expenses as a component of SG&A expenses were $2.3 million, compared to $2.1 million in the second quarter of 2014. This marginal increase was primarily due to the expansion of certain facilities in India. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the second quarter of 2015, unchanged from the second quarter of 2014.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $7.3 million, up $0.7 million, or 10.7%, from the second quarter of 2014. Our regulatory affairs acquisition contributed additional amortization expenses of $1.1 million in the second quarter of 2015. This increase was partially offset by a decline of $0.5 million in the amortization expense of intangibles arising out of the Company’s 2004 reorganization when we began operating as an independent company.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Other operating (income) expense	$(0.3)	$(0.6)	70.7%
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	(0.6)	(2.1)	277.7

Other operating (income) expense, net	$(0.9)	$(2.7)	200.0%

Other operating (income) expense, net as a percentage of total net revenues	(0.2)%	(0.4)%

Other operating income, net of expenses, was $2.7 million, up from $0.9 million in the second quarter of 2014. This increase was primarily the result of recording a $2.1 million gain in the second quarter of 2015 compared to $0.6 million in second quarter of 2014 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions.

Income from operations. As a result of the foregoing factors, income from operations increased by $16.3 million to $89.4 million in the second quarter of 2015 from $73.1 million in the second quarter of 2014. As a percentage of total net revenues, income from operations increased from 13.0% in the second quarter of 2014 to 14.7% in the second quarter of 2015.

Foreign exchange (gains) losses, net. Foreign exchange (gains) losses, net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange gain of $7.4 million in the second quarter of 2015, compared to a net foreign exchange loss of $3.8 million in the second quarter of 2014. The gain in the second quarter of 2015 was primarily a result of the depreciation of the Indian rupee against the U.S. dollar during the quarter. Our net foreign exchange loss in the second quarter of 2014 was primarily due to the appreciation of the Indian rupee and Philippine Peso against the U.S. dollar and the depreciation of the Euro against the U.S. dollar during that quarter.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Interest income	$0.6	$2.0	219.6%
Interest expense	(7.6)	(9.2)	20.8
Loss on extinguishment of debt	—	(10.1)	100.0
Other income	0.5	0.8	56.9

Other income (expense), net	$(6.5)	$(16.5)	154.3%

Other income (expense), net as a percentage of total net revenues	(1.2)%	(2.7)%

Our net other expenses increased by $10.0 million compared to the second quarter of 2014, primarily due to the accelerated amortization of $10.1 million in debt issuance costs in the second quarter of 2015 in connection with the refinancing of our credit facility in June 2015, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income increased by $1.4 million in the second quarter of 2015, primarily due to higher account balances in jurisdictions in which we earn higher interest rates during the second quarter of 2015 compared to the second quarter of 2014 and to the non-recurring receipt of interest income on an income tax refund in the second quarter of 2015. The weighted average rate of interest on our debt was 3.4% in the second quarter of 2015, unchanged from the second quarter of 2014.

Income before equity-method investment, activity, net and income tax expense. As a result of the foregoing factors, in particular higher net revenues, improved productivity and favorable foreign exchange fluctuations, income before equity-method investment activity, net and income tax expense increased by $17.5 million in the second quarter of 2015 compared to the second quarter of 2014. As a percentage of net revenues, income before equity-method investment activity, net and income tax expense increased from 11.2% of total net revenues in the second quarter of 2014 to 13.2% of total net revenues in the second quarter of 2015.

Equity-method investment activity, net. Equity-method investment activity, net in the second quarter of 2015 primarily represents our share of losses of $2.3 million from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a joint venture with Markit Group Limited formed in 2014. Correspondingly, the second quarter of 2014 represents our share of gain from NIIT Uniqua, a joint venture with NIIT Limited.

Income before income tax expense. As a net result of the foregoing factors, in particular higher net revenues, increased productivity, the impact of foreign exchange fluctuations, and our share of loss from our non-consolidating affiliates, income before income tax expense increased by $15.2 million. As a percentage of total net revenues, income before income tax expense increased from 11.2 % in the second quarter of 2014 to 12.8% in the second quarter of 2015.

Income tax expense. Our income tax expense increased from $13.9 million in the second quarter of 2014 to $15.2 million in the second quarter of 2015, representing an effective tax rate, or ETR, of 19.5%, down from 22.0% in the second quarter of 2014. The decrease in effective tax rate reflects changes in the jurisdictional mix of our income and growth in lower tax jurisdictions.

Net income. As a result of the foregoing factors, our net income increased by $13.8 million from $48.9 million in the second quarter of 2014 to $62.7 million in the second quarter of 2015. As a percentage of total net revenues, our net income was 10.3% in the second quarter of 2015, up from 8.7% in the second quarter of 2014.

Net income attributable to noncontrolling interest. Noncontrolling interest primarily refers to the profit or loss associated with the noncontrolling partners’ interest in the operations of Genpact Netherlands B.V. The loss attributable to noncontrolling interest in the second quarter of 2014 was $0.1 million. As a result of our purchase of the noncontrolling interest in Genpact Netherlands B.V. in the third quarter of 2014 we now have 100% control of the entity. Accordingly, no income or loss was attributable to noncontrolling interest in respect of Genpact Netherlands B.V. in the second quarter of 2015.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders increased by $13.7 million from $49.0 million in the second quarter of 2014 to $62.7 million in the second quarter of 2015. As a percentage of total net revenues, net income attributable to Genpact Limited common shareholders was 10.3% in the second quarter of 2015, up from 8.7% in the second quarter of 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net revenues. Our net revenues were $1,196.7 million in the first half of 2015, up $106.9 million, or 9.8%, from $1,089.8 million in the first half of 2014. The growth in net revenues was primarily driven by an increase in BPO services delivered to our Global Clients, including the impact of revenues derived from large, transformational deals. This increase also includes $15.9 million in revenues derived from our regulatory affairs acquisition. Adjusted for foreign exchange, primarily the depreciation of the Euro and Japanese yen against the U.S. dollar, which had an adverse impact on our net revenues in the first half of 2015, net revenues grew $130.5 million, or 12.0%, compared to the first half of 2014. Our average headcount increased by 4.7% to approximately 66,300 in the first half of 2015 from approximately 63,300 in the first half of 2014. Our annualized net revenues per employee were $36,100 in the first half of 2015, up from $34,900 in the first half of 2014.

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Global Clients:
BPO Services	$644.9	$763.4	18.4%
IT Services	215.0	205.1	(4.6)
Total net revenues from Global Clients	859.8	$968.5	12.6%
GE:
BPO Services	177.9	178.9	0.6%
IT Services	52.1	49.2	(5.4)
Total net revenues from GE	$230.0	$228.2	(0.8)%
Total net revenues from BPO Services	822.8	942.3	14.5%
Total net revenues from IT Services	267.0	254.4	(4.7)%

Total net revenues	$1,089.8	$1,196.7	9.8%

Net revenues from Global Clients were $968.5 million, up $108.7 million, or 12.6%, from $859.8 million in the first half of 2014. This increase was primarily driven by growth in our targeted verticals—including life sciences, insurance, banking and financial services, consumer product goods and high tech—and by revenues derived from our regulatory affairs acquisition. As a percentage of total net revenues, net revenues from Global Clients increased from 78.9% in the first half of 2014 to 80.9% in the first half of 2015.

Net revenues from GE were $228.2 million, down $1.8 million, or 0.8%, from the first half of 2014, and in line with expected decreases in services allocated to GE in the first half of 2015 and non-recurring project work in the first half of 2014. Net revenues from GE declined as a percentage of our total net revenues from 21.1% in the first half of 2014 to 19.1% in the first half of 2015.

Net revenues from BPO services were $942.3 million, up $119.5 million, or 14.5%, from $822.8 million in the first half of 2014. This increase was primarily attributable to an increase in services delivered to our Global Clients—particularly finance and accounting services, our core vertical operations, analytics and consulting services—and to revenues from our regulatory affairs acquisition. Net revenues from IT services were $254.4 million in the first half of 2015, down $12.7 million, or 4.7%, from $267.0 million in the first half of 2014 due to a decrease in IT services. This decrease was primarily the result of a decline in revenues from our healthcare and capital markets verticals.

Net revenues from BPO services as a percentage of total net revenues increased to 78.7% from 75.5% in the first half of 2014 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Net revenues by geographic region based on the location of our service delivery centers were as follows:

			Percentage change
	Six months ended June 30,		Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
India	$712.5	$811.1	13.8%
Americas	148.4	151.5	2.1
Asia, other than India	114.7	119.1	3.9
Europe	114.2	115.0	0.7

Total net revenues	$1,089.8	$1,196.7	9.8%

Net revenues attributable to India-based service delivery centers grew the most, contributing $811.1 million to total net revenues in the first half of 2015, up $98.6 million, or 13.8%, from the first half of 2014. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from delivery centers outside India that are managed from India-based service delivery centers or at clients’ premises outside India by personnel normally based in India. Net revenues from service delivery centers located in Asia, other than India – primarily China and the Philippines – contributed $119.1 million to total net revenues in the first half of 2015, up $4.4 million, or 3.9%, from the first half of 2014. Net revenues from service delivery centers located in the Americas were $151.5 million in the first half of 2015, up 2.1% from the first half of 2014. The balance of net revenues, which is attributable to service delivery centers located in Europe, was $115.0 million in the first half of 2015, up $0.8 million, or 0.7%, from $114.2 million in the first half of 2014.

Cost of revenue and Gross Profit. The following table sets forth the components of our cost of revenue and the resulting gross profit:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$457.0	$493.3	41.9%	41.2%
Operational expenses	185.5	207.1	17.0	17.3
Depreciation and amortization	21.9	23.4	2.0	2.0

Cost of revenue	$664.4	$723.8	61.0%	60.5%

Gross Profit	425.4	472.9	39.0%	39.5%

Cost of revenue was $723.8 million, up $59.4 million, or 8.9%, from the first half of 2014. Of this increase, $11.2 million is attributable to our regulatory affairs acquisition. Wage inflation, an increase in our operational headcount, an increase in the use of subcontractors and higher communication expenses contributed to higher cost of revenue in the first half of 2015 compared to the first half of 2014. These increases were partially offset by improved operational efficiencies, lower travel expenses in the first half of 2015 compared to the first half of 2014 and by favorable foreign exchange.

Our gross margin increased to 39.5% from 39.0% in the first half of 2014. This increase is primarily attributable to improved operational efficiencies, including more effective deployment and use of operations personnel, and to lower travel expenses and favorable foreign exchange. The impact of these factors was partially offset by the effects of wage inflation.

Personnel expenses. Personnel expenses as a percentage of total net revenues decreased from 41.9% in the first half of 2014 to 41.2% in the first half of 2015, primarily due to improved operational efficiencies, including more effective deployment and use of operations personnel. Personnel expenses were $493.3 million, up $36.3 million, or 7.9%, from $457.0 million in the first half of 2014. Of this increase, $5.6 million is attributable to our regulatory affairs acquisition. The impact of wage inflation and an approximately 2,800-person, or 5.1%, increase in our operational headcount in the first half of 2015 compared to same period in 2014 (excluding the impact of our regulatory affairs acquisition) also contributed to higher personnel expenses. These increases were partially offset by the impact of the operating efficiencies described above and favorable foreign exchange.

Operational expenses. Operational expenses were $207.1 million, up $21.6 million, or 11.6%, from the first half of 2014. Operational expenses as a percentage of total net revenues increased from 17.0% in the first half of 2014 to 17.3% in the first half of 2015. Of this increase, $5.6 million is attributable to our regulatory affairs acquisition. Higher subcontractor costs, infrastructure expenses and communication expenses in the first half of 2015 contributed to the increase in operational expenses compared to the first half of 2014. The increase in operational expenses was partially offset by favorable foreign exchange and by reduced travel expenses in the first half of 2015 compared to the first half of 2014.

Depreciation and amortization expenses. Depreciation and amortization expenses as a component of cost of revenue were $23.4 million, up $1.4 million, or 6.6%, from the first half of 2014. Depreciation and amortization expenses as a percentage of total net revenues were 2.0%, unchanged from the first half of 2014. This increase was primarily due to depreciation and amortization expenses resulting from the expansion of certain facilities and the addition of new service delivery centers in India and was partially offset by favorable foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$190.7	$213.2	17.5%	17.8%
Operational expenses	70.4	80.2	6.5	6.7
Depreciation and amortization	4.1	4.6	0.4	0.4

Selling, general and administrative expenses	$265.2	$298.0	24.3%	24.9%

SG&A expenses as a percentage of total net revenues increased to 24.9% from 24.3% in the first half of 2014. SG&A expenses were $298.0 million, up $32.8 million, or 12.4%, from the first half of 2014. Of this increase, $2.3 million is attributable to our regulatory affairs acquisition. Investments in front-end sales and relationship management teams and subject matter experts through the hiring of seasoned personnel in targeted markets – such as the United States and Europe – and industry verticals – including banking and financial services, insurance, consumer product goods, life sciences and infrastructure, manufacturing and services– along with the impact of wage inflation also resulted in higher SG&A expenses. Additionally, higher personnel expenses, fees for professional services and increased travel expenses contributed to higher SG&A expenses in the first half of 2015 compared to the first half of 2014. These increases were partially offset by productivity savings, including the more effective use of support staff, and by favorable foreign exchange.

Personnel expenses. Personnel expenses as a percentage of total net revenues were 17.8%, up from 17.5% in the first half of 2014. Investments in front-end sales and relationship management teams, combined with the impact of wage inflation, resulted in a 43.6% increase in sales-team personnel expenses. Personnel expenses as a component of SG&A expenses were $213.2 million, up $22.5 million, or 11.8%, from the first half of 2014. Of this increase, $2.0 million is attributable to our regulatory affairs acquisition. Wage inflation and an increase in support headcount also resulted in higher personnel costs as a component of SG&A expenses in the first half of 2015 compared to the first half of 2014. These increases were partially offset by the productivity savings described above and favorable foreign exchange.

Operational expenses. Operational expenses as a component of SG&A expenses increased by $9.8 million, or 13.9%, compared to the first half of 2014. Higher fees for professional services related to strategic initiatives and increased travel expenses resulted in higher operational expenses in the first half of 2015 compared to the first half of 2014. As a result, our operational expenses increased as a percentage of total net revenues from 6.5% in the first half of 2014 to 6.7% in the first half of 2015. This increase was partially offset by favorable foreign exchange.

Depreciation and amortization. Depreciation and amortization expenses as a component of SG&A expenses were $4.6 million, up $0.5 million, or 11.1%, from the first half of 2014. This marginal increase was primarily due to the expansion of certain facilities and the addition of new facilities in India. Depreciation and amortization expenses as a percentage of total net revenues were 0.4%, unchanged from the first half of 2014.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $14.7 million, up from $2.0 million in the first half of 2014. Our regulatory affairs acquisition contributed additional amortization expenses of $3.1 million in the first half of 2015. This increase was partially offset by a decline of $1.0 million in the amortization expense of intangibles arising out of the Company’s 2004 reorganization when we began operating as an independent company.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Other operating (income) expense	$(0.6)	$(1.0)	86.3%
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	(2.2)	(2.1)	(4.5)

Other operating (income) expense, net	$(2.8)	$(3.1)	13.8%

Other operating (income) expense, net as a percentage of total net revenues	(0.3)%	(0.3)%

Other operating income, net of expenses, was $3.1 million, up from $2.8 million in the first half of 2014. Other operating income as a percentage of total net revenues was 0.3%, unchanged from the first half of 2014.

Income from operations. As a result of the foregoing factors, income from operations was $163.4 million, up $13.1 million from $150.3 million in the first half of 2014. As a percentage of total net revenues, income from operations decreased from 13.8% in the first half of 2014 to 13.7% in the first half of 2015.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange loss of $0.1 million in the first half of 2015, compared to a net foreign exchange loss of $7.4 million in the first half of 2014, primarily due to the re-measurement of non-functional currency assets and liabilities and related foreign exchange contracts primarily resulting from the depreciation of the Indian rupee and Euro against the U.S. dollar in the first half of 2015 compared to the appreciation of the Indian rupee against the U.S. dollar in the first half of 2014.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Interest income	$2.0	$3.2	61.1%
Interest expense	(15.4)	(19.5)	26.3%
Loss on extinguishment of debt	—	(10.1)	100.0%
Other income	0.4	1.3	228.8%

Other income (expense), net	$(13.0)	$(25.1)	92.6%

Other income (expense), net as a percentage of total net revenues	(1.2)%	(2.1)%

Our net other expenses increased by $12.1 million in the first half of 2015 compared to the first half of 2014, primarily due to a $4.1 million increase in interest expense and the accelerated amortization of $10.1 million in debt issuance costs, each in first half of 2015. The accelerated amortization of debt issuance costs was due to the refinancing of our credit facility in June 2015, as discussed below in the section titled “Liquidity and Capital Resources—Financial Condition.” The $4.1 million increase in interest expense is primarily due to (i) $1.3 million in debt issuance costs and interest expense on the two short-term loans we obtained and repaid in the first quarter of 2015 in the amounts of $672.5 million and $737.5 million, respectively, in connection with certain internal reorganization transactions, (ii) a $1.4 million increase in the fair value of earn-out consideration payable in connection with certain acquisitions, and (iii) higher interest expense on our revolving credit facility due to increased drawdown in the first half of 2015 compared to first half of 2014. Our interest income increased by $1.2 million in first half of 2015 primarily due to higher account balances in jurisdictions in which we earn higher interest rates during the first half of 2015 compared to the first half of 2014 and to the non-recurring receipt of interest income on an income tax refund in the second quarter of 2015. The weighted average rate of interest on our debt decreased from 3.4% in the first half of 2014 to 3.3% in the first half of 2015.

Income before equity-method investment, activity, net and income tax expense. As a result of the foregoing factors, in particular higher net revenues, improved efficiencies and favorable foreign exchange, income before equity-method investment activity, net and income tax expense increased by $8.3 million in the first half of 2015 compared to the first half of 2014. As a percentage of net revenues, income before equity-method investment activity, net and income tax expense decreased from 11.9% in the first half of 2014 to 11.5% in the first half of 2015.

Equity-method investment activity, net. Equity-method investment activity, net in the first half of 2015 primarily represents our share of loss of $4.6 million from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a joint venture with Markit Group Limited formed in 2014. Correspondingly, the first half of 2014 represents our share of gain of $0.1 million from NIIT Uniqua, our joint venture with NIIT Limited.

Income before income tax expense. As a net result of the foregoing factors, our income before income tax expense increased by $3.7 million. As a percentage of net revenues, income before income tax expense decreased from 11.9% of net revenues in the first half of 2014 to 11.2% of net revenues in the first half of 2015.

Income tax expense. Our income tax expense decreased from $30.1 million in the first half of 2014 to $26.3 million in the first half of 2015, representing an ETR of 19.7% in the first half of 2015, down from 23.2% in the first half of 2014. The decrease in effective tax rate reflects changes in the jurisdictional mix of our income and growth in lower tax jurisdictions.

Net income. As a result of the foregoing factors, net income increased by $7.6 million from $99.8 million in the first half of 2014 to $107.4 million in the first half of 2015. As a percentage of net revenues, our net income decreased from 9.2% in the first half of 2014 to 9.0% in the first half of 2015.

Net income attributable to noncontrolling interest. Noncontrolling interest primarily refers to the profit or loss associated with the noncontrolling partners’ interest in the operations of Genpact Netherlands B.V. and the noncontrolling shareholders’ interest in the operations of Hello Communications (Shanghai) Co., Ltd. Net income attributable to noncontrolling interest in the first half of 2014 was $0.2 million. As a result of our purchase of the noncontrolling interests in Genpact Netherlands B.V. in the third quarter of 2014 we now have 100% control of the entity. Accordingly, no income or loss was attributable to noncontrolling interest in respect of Genpact Netherlands B.V. in the first half of 2015.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to our common shareholders increased by $7.8 million from $99.6 million in the first half of 2014 to $107.4 million in the first half of 2015. As a percentage of net revenues, net income attributable to Genpact Limited common shareholders decreased from 9.1% in the first half of 2014 to 9.0% in the first half of 2015.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2014 and June 30, 2015 is presented below:

	As of December 31, 2014	As of June 30, 2015	Percentage Change Increase/(Decrease)
	(dollars in millions)		2015 vs. 2014
Cash and cash equivalents	$461.8	$441.8	(4.3)%
Short-term borrowings	135.0	21.5	(84.1)
Long-term debt due within one year	4.3	39.1	812.1
Long-term debt other than the current portion	649.3	756.9	16.6
Genpact Limited total shareholders’ equity	$1,285.1	$1,319.9	2.7%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

Our cash and cash equivalents were $441.8 million as of June 30, 2015, down from $461.8 million as of December 31, 2014. Our cash and cash equivalents are comprised of (a) $227.9 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements and (b) $213.9 million in deposits with banks to be used for medium-term planned expenditures and capital requirements.

As of June 30, 2015, $431.9 million of the $441.8 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $8.7 million of this cash is held by a foreign subsidiary for which we expect to incur a tax liability and have accordingly accrued a deferred tax liability on the repatriation of $8.0 million of retained earnings. $92.7 million of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation.

Pursuant to our share repurchase program, we repurchased 1,576,352 of our common shares between July 1, 2015 and August 7, 2015 at a weighted average price of $21.69 per share for an aggregate cash amount of $34.2 million.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, and additional share repurchases we expect to make under our share repurchase program. Our working capital needs are primarily to finance payroll and other administrative and information technology expenses in addition to accounts receivable balances. Our capital requirements include opening new service delivery centers and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$93.1	$114.6	23.1%
Investing activities	(153.2)	(57.0)	(62.8)
Financing activities	(141.8)	(66.7)	(53.0)%

Net increase (decrease) in cash and cash equivalents	$(202.0)	$(9.1)	(95.5)%

Cash flows from operating activities. We generated net cash from operating activities of $114.6 million in the first half of 2015, up from $93.1 million in the first half of 2014. The increase in our cash inflows primarily resulted from a $21.5 million increase in net income adjusted for amortization, depreciation and other non-cash items. Our net income tax payments decreased by $12.5 million in the first half of 2015 compared to the first half of 2014. Such cash inflows were partially offset by a $19.3 million increase in investments in trade receivables and higher bonus payments (net of accruals) in first half of 2015 compared to first half of 2014. Additionally, upfront investments in certain large client engagements resulted in an additional cash outflow in the first half of 2014 compared to first half of 2015.

Cash flows from investing activities. Our net cash used for investing activities was $57.0 million in the first half of 2015, compared to $153.2 million in the first half of 2014. This decrease was primarily due to the payment of $123.7 million, net of cash acquired, for our regulatory affairs acquisition in the first half of 2014 compared to payments of $11.7 million for our acquisition in the wealth management space and $6.1 million for our acquisition of a delivery center in Slovakia in the first half of 2015. We also made a $9.9 million investment in our non-consolidated affiliate, Markit Genpact KYC Services Limited, in the first half of 2015.

Cash flows from financing activities. Our net cash used for financing activities was $66.7 million in the first half of 2015, down from $141.8 million in the first half of 2014. In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of an $800.0 million term loan and a $350.0 million revolving facility. As a result, we extinguished the outstanding term loan, amounting to $663.2 million, under the previous facility and obtained $800.0 million in new funding, resulting in a net inflow of $136.8 million. In connection with the entry into the new facility in the first half of 2015, we paid $5.5 million in expenses and repaid $135.0 million, representing the amount we had drawn down under the 2012 revolving credit facility as of the date of the June 2015 refinancing. Also in the first half of 2015, we obtained and repaid two short-term loans in the amounts of $672.5 million and $737.5 million, in connection with which we paid debt issuance costs of $1.0 million. Additionally, we had lower proceeds from short-term borrowings (net of repayments) of $21.5 million in the first half of 2015 compared to $175.0 million in the first half of 2014. The impact of the foregoing items on cash flows was offset by lower share repurchase payments of $81.4 million in first half of 2015 compared to $302.6 million and related expenses of $2.5 million in the first half of 2014. Additionally, payments for net settlement of stock-based awards (net of proceeds) were $7.0 million higher in the first half of 2014 than in the first half of 2015.

Financing Arrangements (Credit Facility)

In August 2012, we entered into a credit agreement, which was amended in June 2013 to reduce interest payments thereunder, providing for a term loan of $675.0 million and a revolving credit facility of $250 million. In June 2015, we refinanced the 2012 facility through a new credit facility comprised of an $800 million term loan and a $350 million revolving facility. Borrowings under the new facility bear interest at a rate equal to, at our election, either LIBOR plus an applicable margin of 1.50% per annum or a base rate plus an applicable margin of 0.50% per annum, in each case subject to adjustment based on our debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on our election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. There is no LIBOR floor under the new term loan whereas the prior facility provided for a LIBOR floor of 0.75%. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663.2 million as of June 30, 2015, was extinguished. In connection with the termination of the prior facility, we expensed $10.1 million, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Total long-term debt, net of debt issuance costs, was $796.0 million as of June 30, 2015, compared to $653.6 million as of December 31, 2014.

As of December 31, 2014, the 2012 term loan bore interest at a rate equal to LIBOR (subject to a LIBOR floor of 0.75%) plus an applicable margin of 2.75% per annum. As of June 30, 2015, the new term loan bore interest at a base rate of 3.75% but was subsequently rolled over at our election and now bears interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The amount outstanding on the term loan as of June 30, 2015 will be repaid through quarterly payments of $10.0 million, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

We finance our short-term working capital requirements through cash flows from operations and credit facilities from banks and financial institutions. As of December 31, 2014, short-term credit facilities available to us aggregated $250.0 million and were governed by the same agreement as our long-term credit facility. In June 2015, as described above, we obtained a new revolving facility, increasing the amount available to us on a revolving basis from $250.0 million to $350.0 million. This revolving facility will expire on June 30, 2020. As of December 31, 2014, under our prior revolving facility, the funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 2.50%. As of June 30, 2015, the new revolving facility was drawn down at a base rate of 3.75% and subsequently rolled over at our election at a rate equal to LIBOR plus a margin of 1.50%. The unutilized amount on the prior facility bore a commitment fee of 0.50% as of December 31, 2014. Under the new facility, the commitment fee on the unutilized amount was 0.25% as of June 30, 2015. Indebtedness under our 2012 facility as of December 31, 2014 was secured by certain assets, and the credit agreement contained certain covenants, including a maximum leverage ratio that became effective only if the revolving facility was drawn for $50.0 million or more. The credit agreement governing our new facility also contains certain customary covenants, including a maximum leverage ratio and a minimum interest coverage ratio.

As of both December 31, 2014 and June 30, 2015, a total of $137.2 million and $23.9 million, respectively, in short-term facilities was utilized, of which $135.0 million and $21.5 million, respectively, constituted funded drawdown and $2.2 million and $2.4 million, respectively, constituted non-funded drawdown.

In addition, we have fund-based and non-fund-based credit facilities with banks that are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2014 and June 30, 2015, the limits available were $14.3 million and $14.2 million, respectively, of which $8.1 million and $8.5 million was utilized, constituting non-funded drawdown.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2015:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$860.4	$53.5	$117.0	$689.9	$—
— Principal payments	796.0	39.1	78.4	678.5	—
— Interest payments*	64.4	14.4	38.6	11.4	—
Short-term borrowings	21.7	21.7	—	—	—
— Principal payments	21.5	21.5	—	—	—
— Interest payments**	0.2	0.2	—	—	—
Capital leases	4.8	1.9	2.3	0.6	—
— Principal payments	3.8	1.4	1.9	0.5	—
— Interest payments	1.0	0.5	0.4	0.1	—
Operating leases	116.9	32.2	43.0	27.0	14.7
Purchase obligations	35.5	22.7	11.5	1.3	—
Capital commitments net of advances	4.3	4.3	—	—	—
Earn-out Consideration	38.1	14.4	21.2	2.5	—
— Reporting Date Fair Value	32.7	13.3	17.9	1.5	—
— Interest	5.4	1.1	3.3	1.0	—
Other liabilities	99.2	58.8	28.3	12.1	—

Total contractual obligations	$1,180.9	$209.5	$223.3	$733.4	$14.7

*	Our interest payments on long-term debt are calculated at a rate equal to LIBOR plus a margin of 1.50% per annum based on our debt rating as of June 30, 2015.
**	Our interest payments on short-term debt represent estimated payments at a rate equal to LIBOR plus a margin of 1.50% per annum based on our debt rating as of June 30, 2015 and our expectation for the repayment of such debt.

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

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018, and allows for both retrospective and prospective adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position or disclosures.

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

During the six months ended June 30, 2015, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarterly period ended June 30, 2015, management excluded an evaluation of the internal controls over financial reporting in respect of acquisitions made in the six months ended June 30, 2015. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of these acquisitions.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and the other information that appears elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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

Share repurchase activity during the three months ended June 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
April 1-April 30, 2015	905,531	22.67	905,531	216,172,632
May 1-May 31, 2015	735,831	22.67	735,831	199,488,342
June 1-June 30, 2015	1,396,374	22.12	1,396,374	168,601,462

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Credit Agreement among Genpact International, Inc., Headstrong Corporation, Genpact Global Holdings (Bermuda) Limited, the Registrant, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, and the other parties thereto, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and June 30, 2015, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2014 and June 30, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2014 and June 30, 2015, (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2015, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2015

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Credit Agreement among Genpact International, Inc., Headstrong Corporation, Genpact Global Holdings (Bermuda) Limited, the Registrant, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, and the other parties thereto, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and June 30, 2015, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2014 and June 30, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2014 and June 30, 2015, (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2015, and (vi) Notes to the Consolidated Financial Statements.