Form 10-Q
period 2015-09-30
Genpact LTD
filed 2015-11-06
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2015

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of October 30, 2015 was 212,690,181.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2014	As of September 30, 2015
Assets
Current assets
Cash and cash equivalents	4	$461,788	$467,504
Accounts receivable, net	5	525,754	549,438
Deferred tax assets	22	45,486	35,529
Prepaid expenses and other current assets	8	155,480	183,048

Total current assets		$1,188,508	$1,235,519

Property, plant and equipment, net	9	175,936	163,848
Deferred tax assets	22	59,135	75,587
Investment in equity affiliates		494	5,747
Intangible assets, net	10	114,544	102,933
Goodwill	10	1,057,214	1,042,539
Other assets		146,706	162,832

Total assets		$2,742,537	$2,789,005

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2014	As of September 30, 2015
Liabilities and equity
Current liabilities
Short-term borrowings	11	$135,000	$21,500
Current portion of long-term debt	12	4,288	39,122
Accounts payable		15,544	15,288
Income taxes payable	22	13,586	71,852
Deferred tax liabilities	22	1,239	1,394
Accrued expenses and other current liabilities	13	452,457	436,825

Total current liabilities		$622,114	$585,981
Long-term debt, less current portion	12	649,314	747,118
Deferred tax liabilities	22	6,671	6,266
Other liabilities		179,302	168,289

Total liabilities		$1,457,401	$1,507,654

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 218,684,205 and 213,612,787 issued and outstanding as of December 31, 2014 and September 30, 2015, respectively		2,184	2,133
Additional paid-in capital		1,296,730	1,322,959
Retained earnings		398,706	415,003
Accumulated other comprehensive income (loss)		(412,484)	(458,744)

Genpact Limited shareholders’ equity		$1,285,136	$1,281,351
Non-controlling interest		—	—

Total equity		$1,285,136	$1,281,351
Commitments and contingencies	24

Total liabilities and equity		$2,742,537	$2,789,005

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2014	2015	2014	2015
Net revenues
Net revenues from services	23	$588,107	$617,831	$1,677,908	$1,814,516
Cost of revenue
Services	18, 23	354,475	375,830	1,018,889	1,099,610

Gross profit		$233,632	$242,001	$659,019	$714,906

Operating expenses:
Selling, general and administrative expenses	19, 23	153,148	144,723	418,361	442,701
Amortization of acquired intangible assets	10	7,989	7,219	20,617	21,875
Other operating (income) expense, net	20	(372)	2,716	(3,124)	(416)

Income from operations		$72,867	$87,343	$223,165	$250,746

Foreign exchange (gains) losses, net		4,671	(4,210)	12,093	(4,098)
Other income (expense), net	21	(6,439)	(1,868)	(19,477)	(26,976)

Income before equity-method investment activity, net and income tax expense		$61,757	$89,685	$191,595	$227,868
Loss (gain) on equity-method investment activity, net		(33)	3,432	(87)	7,995

Income before income tax expense		$61,790	$86,253	$191,682	$219,873
Income tax expense	22	15,124	18,203	45,263	44,469

Net income		$46,666	$68,050	$146,419	$175,404
Net income (loss) attributable to non-controlling interest		13	—	169	—

Net income attributable to Genpact Limited shareholders		$46,653	$68,050	$146,250	$175,404

Net income available to Genpact Limited common shareholders	17	$46,653	$68,050	$146,250	$175,404
Earnings per common share attributable to Genpact Limited common shareholders	17
Basic		$0.22	$0.32	$0.66	$0.80
Diluted		$0.21	$0.31	$0.65	$0.80
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders

Basic		216,472,908	215,311,322	222,036,262	217,909,722

Diluted		220,535,530	217,595,704	226,440,350	220,301,712

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended September 30,				Nine months ended September 30,
	2014		2015		2014		2015
	Genpact Limited Shareholders	Non-controlling interest	Genpact Limited Shareholders	Non-controlling interest	Genpact Limited Shareholders	Non-controlling interest	Genpact Limited Shareholders	Non-controlling interest

Net Income	$46,653	$13	$68,050	$—	$146,250	$169	$175,404	$—
Other comprehensive income:
Currency translation adjustments	(30,386)	(1)	(36,503)	—	(11,395)	(11)	(57,173)	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	14,757	—	(507)	—	77,337	—	11,153	—

Retirement benefits, net of taxes	45	—	(352)	—	201	—	(240)	—

Other comprehensive income (loss)	$(15,584)	$(1)	$(37,362)	$—	$66,143	$(11)	$(46,260)	$—

Comprehensive income (loss)	$31,069	$12	$30,688	$—	$212,393	$158	$129,144	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2014	231,262,576	$2,310	$1,268,344	$511,699	$(459,614)	$1,329	$1,324,068
Net settlement on issuance of common shares upon exercise of options (Note 15)	1,448,044	14	4,008	—	—	—	4,022
Issuance of common shares under the employee stock purchase plan (Note 15)	117,305	1	1,792	—	—	—	1,793
Net settlement on vesting of restricted share units (Note 15)	131,070	1	(911)	—	—	—	(910)
Net settlement on vesting of performance units (Note 15)	913,939	9	(6,500)	—	—	—	(6,491)
Stock repurchased and retired (Note 16)	(17,292,842)	(173)	—	(302,452)	—	—	(302,625)
Expenses related to stock purchase (Note 16)	—	—	—	(2,543)	—	—	(2,543)
Distribution to non-controlling interest	—	—	—	—	—	(1,487)	(1,487)
Stock-based compensation expense (Note 15)	—	—	20,153	—	—	—	20,153
Comprehensive income:

Net income	—	—	—	146,250	—	169	146,419

Other comprehensive income	—	—	—	—	66,143	(11)	66,132

Balance as of September 30, 2014	216,580,092	$2,162	$1,286,886	$352,954	$(393,471)	$—	$1,248,531

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2015	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$—	$1,285,136
Issuance of common shares on exercise of options (Note 15)	931,067	9	8,049	—	—	—	8,058
Issuance of common shares under the employee stock purchase plan (Note 15)	97,603	1	1,981	—	—	—	1,982
Net settlement on vesting of restricted share units (Note 15)	163,951	2	(1,302)	—	—	—	(1,300)
Net settlement on vesting of performance units (Note 15)	846,114	8	(8)	—	—	—	—

Stock repurchased and retired (Note 16)	(7,110,153)	(71)	—	(158,965)	—	—	(159,036)

Expenses related to stock purchase (Note 16)	—	—	—	(142)	—	—	(142)

Stock-based compensation expense (Note 15)	—	—	17,509	—	—	—	17,509
Comprehensive income:

Net income	—	—	—	175,404	—	—	175,404

Other comprehensive income	—	—	—	—	(46,260)	—	(46,260)

Balance as of September 30, 2015	213,612,787	$2,133	$1,322,959	$415,003	$(458,744)	$—	$1,281,351

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2015
Operating activities
Net income attributable to Genpact Limited shareholders	$146,250	$175,404
Net income attributable to non-controlling interest	169	—
Net income	$146,419	$175,404
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	37,784	40,185
Amortization of debt issuance costs (including loss on extinguishment of debt)	2,425	13,154
Amortization of acquired intangible assets	20,617	21,875
Intangible asset write-down	—	10,714
Reserve for doubtful receivables	2,322	1,493
Unrealized (gain) loss on revaluation of foreign currency asset/liability	4,873	(6,320)
Equity-method investment activity, net	(87)	7,995
Stock-based compensation expense	20,153	17,509
Deferred income taxes	(6,583)	(15,958)
Others, net	1,133	(275)
Change in operating assets and liabilities:		—
Increase in accounts receivable	(24,328)	(34,282)
Increase in prepaid expenses and other current assets and other assets	(65,973)	(46,157)
Increase (decrease) in accounts payable	(5,563)	1,255
Increase in accrued expenses and other current liabilities and other liabilities	5,125	6,952
Increase in income taxes payable	40,486	60,036

Net cash provided by operating activities	$178,803	$253,580

Investing activities
Purchase of property, plant and equipment	(48,192)	(44,880)
Proceeds from sale of property, plant and equipment	550	1,353
Investment in equity affiliates	—	(13,520)
Short-term deposits placed	(25,000)	—
Payment for business acquisitions, net of cash acquired	(123,701)	(21,363)

Net cash used for investing activities	$(196,343)	$(78,410)

Financing activities
Repayment of capital lease obligations	(1,525)	(1,645)
Payment of debt issuance and refinancing costs	—	(6,584)
Proceeds from long-term debt	—	800,000
Repayment of long-term debt	(5,062)	(674,875)
Proceeds from short-term borrowings	195,000	1,451,500
Repayment of short-term borrowings	(30,000)	(1,565,000)
Proceeds from issuance of common shares under stock-based compensation plans	11,866	10,040
Payment for net settlement of stock-based awards	(15,174)	(6,826)
Payment of earn-out consideration	(1,088)	(230)
Distribution to non-controlling interest	(1,487)	—
Payment for stock purchased and retired	(302,625)	(159,036)
Payment for expenses related to stock purchase	(2,543)	(142)

Net cash used for financing activities	$(152,638)	$(152,798)

Effect of exchange rate changes	(1,899)	(16,656)
Net increase/(decrease) in cash and cash equivalents	(170,178)	22,372
Cash and cash equivalents at the beginning of the period	571,276	461,788

Cash and cash equivalents at the end of the period	$399,199	$467,504

Supplementary information
Cash paid during the period for interest	$20,152	$17,304
Cash paid during the period for income taxes	$64,176	$38,735
Property, plant and equipment acquired under capital lease obligations	$1,840	$1,362

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a former division of the General Electric Company and has served GE businesses since 1997.

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

The non-controlling interest disclosed in the accompanying unaudited interim consolidated financial statements represents the non-controlling partners’ interest in the operation of Genpact Netherlands B.V. and the profits or losses associated with such non-controlling interest. The non-controlling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their shares of profit as it is a partnership. Accordingly, non-controlling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the unaudited interim Consolidated Statements of Income. During the year ended December 31, 2014, the Company purchased such non-controlling interest, as a result of which the Company has 100% control of Genpact Netherlands B.V.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 25% and 18% of receivables as of December 31, 2014 and September 30, 2015, respectively. GE accounted for 21% and 19% of revenues for the nine months ended September 30, 2014 and 2015, respectively, and 20% and 19% of revenues for the three months ended September 30, 2014 and 2015, respectively.

(e) Recently adopted accounting pronouncements

There are no recent accounting pronouncements issued by authoritative bodies that have been adopted by the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

(a) Acquisition of Wealth Management business in the U.K.

On August 18, 2015, the Company acquired certain assets and assumed certain liabilities from Citibank, N.A. comprising a portion of its U.K. wealth management operations for cash consideration of $3,418, which amount was adjusted to account for certain employee-related liabilities. Together with the asset purchase, the Company hired certain U.K.-based employees of the seller. With this transaction, the Company has expanded upon its end-to-end, technology-enabled wealth management service offering acquired from Citibank in January 2015, described below.

In connection with the transaction, the Company recorded $2,200 in customer-related intangible assets, which have a weighted average amortization period of eight years and against which a deferred tax liability of $440 has been recorded. Goodwill arising from the acquisition amounted to $1,209, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes. In connection with the transaction the Company also acquired property, plant and equipment with a value of $1,059 and assumed certain employee-related liabilities amounting to $610. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s Consolidated Financial Statements with effect from August 18, 2015, the date of the acquisition. As of September 30, 2015, $226 is receivable from the seller with respect to an employee-related liability, representing a purchase price adjustment.

(b) Acquisition of delivery center in Slovakia

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

In connection with the transaction, the Company recorded $3,000 in customer-related intangible assets, which have an amortization period of five years. Goodwill arising from the acquisition amounted to $3,065, which has been allocated to the Company’s European reporting unit and is deductible for tax purposes. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s Consolidated Financial Statements with effect from April 1, 2015, the date of the acquisition.

(c) Acquisition of Wealth Management business in the U.S.

On January 16, 2015, the Company acquired certain assets and assumed certain liabilities from Citibank, N.A. comprising a portion of its U.S. wealth management operations for cash consideration of $11,678. Together with its asset purchase, the Company hired certain employees of the seller’s U.S. wealth management business. With this transaction, the Company has acquired an end-to-end, technology-enabled wealth management service offering.

In connection with the transaction, the Company recorded $9,100 in customer-related intangible assets, which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounted to $3,400, which has been allocated to the Company’s India reporting unit and is deductible for tax purposes. The Company also assumed a pre-existing liability of the seller amounting to $822 in connection with the acquisition. Acquisition-related costs of $798 have been included in selling, general and administrative expenses as incurred. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s Consolidated Financial Statements with effect from January 16, 2015, the date of the acquisition.

(d) Acquisition of delivery center in Japan

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

The following table summarizes the preliminary allocation of the preliminary estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition:

Preliminary estimated purchase price	$21,737
Acquisition-related costs included in selling, general and administrative expenses as incurred	796
Recognized amounts of identifiable assets acquired and liabilities assumed
Net assets acquired	(323)
Customer related intangible assets	7,522
Deferred tax asset (liability), net	(2,496)
Total identifiable net assets acquired	$4,703
Goodwill	17,034
Total	$21,737

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

(e) Pharmalink Consulting Limited and Pharmalink Consulting Inc.

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

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed as of the date of the acquisition, including measurement period adjustments:

Purchase price	$138,799
Acquisition-related costs included in selling, general and administrative expenses as incurred	1,977
Recognized amounts of identifiable assets acquired and liabilities assumed
Net assets acquired	7,174
Intangible assets	29,923
Deferred tax asset (liability), net	(8,419)
Total identifiable net assets acquired	$28,678
Goodwill	110,121
Total	$138,799

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2014 and September 30, 2015 comprise:

	As of December 31, 2014	As of September 30, 2015
Deposits with banks	$130,610	$250,095
Other cash and bank balances	331,178	217,409

Total	$461,788	$467,504

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the reserve for doubtful receivables recorded by the Company:

	Year ended December 31, 2014	Nine months ended September 30, 2015
Opening Balance as of January 1	$16,560	$15,192
Additions due to acquisitions	178	—
Additions charged to cost and expense	3,107	1,493
Deductions	(4,653)	(3,149)

Closing Balance	$15,192	$13,536

Accounts receivable were $540,946 and $562,974, and the reserves for doubtful receivables were $15,192 and $13,536, resulting in net accounts receivable balances of $525,754 and $549,438 as of December 31, 2014 and September 30, 2015, respectively. In addition, accounts receivable due after one year of $11,635 and $9,231 as of December 31, 2014 and September 30, 2015, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $5,840 and $2,069 as of December 31, 2014 and September 30, 2015, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2014 and September 30, 2015:

	As of December 31, 2014
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$33,967	$—	$33,967	$—

Total	$33,967	$—	$33,967	$—

Liabilities
Derivative instruments (Note b)	$101,516	$—	$101,516	$—

Total	$101,516	$—	$101,516	$—

	As of September 30, 2015
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$33,598	$—	$33,598	$—

Total	$33,598	$—	$33,598	$—

Liabilities
Derivative instruments (Note b)	$81,479	$—	$81,479	$—

Total	$81,479	$—	$81,479	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The Company values its derivative instruments based on market observable inputs including both forward and spot prices for the relevant currencies. The quotes are taken from an independent market database.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts mature between 0 and 63 months, and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2014	As of September 30, 2015	As of December 31, 2014	As of September 30, 2015
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,282,800	$1,193,900	$(86,913)	$(72,968)
United States Dollars (sell) Mexican Peso (buy)	5,640	11,430	(514)	(1,501)
United States Dollars (sell) Philippines Peso (buy)	72,900	45,350	(738)	(1,898)
Euro (sell) United States Dollars (buy)	98,903	139,216	5,458	8,368
Euro (sell) Romanian Leu (buy)	81,072	50,138	562	1,801
Japanese Yen (sell) Chinese Renminbi (buy)	28,586	42,281	2,766	327
Pound Sterling (sell) United States Dollars (buy)	133,435	102,942	4,278	6,038
Australian Dollars (sell) United States Dollars (buy)	104,362	71,306	7,552	11,952

			$(67,549)	$(47,881)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.
(b)	Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2014	As of September 30, 2015	As of December 31, 2014	As of September 30, 2015
Assets
Prepaid expenses and other current assets	$16,636	$19,705	$202	$943
Other assets	$17,129	$12,950	$—	$—
Liabilities
Accrued expenses and other current liabilities	$64,650	$40,633	$965	$250
Other liabilities	$35,901	$40,596	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended September 30,						Nine months ended September 30,
	2014			2015			2014			2015
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount

Opening balance	$(110,016)	$39,256	$(70,760)	$(48,640)	$17,160	$(31,480)	$(205,952)	$72,612	$(133,340)	$(66,786)	$23,646	$(43,140)

Net gains (losses) reclassified into statement of income upon completion of hedged transactions	(13,341)	4,809	(8,532)	(16,096)	6,061	(10,035)	(38,395)	13,637	(24,758)	(34,009)	12,374	(21,635)
Changes in fair value of effective portion of outstanding derivatives, net	10,144	(3,919)	6,225	(16,030)	5,488	(10,542)	81,026	(28,447)	52,579	(15,797)	5,315	(10,482)

Gain (loss) on cash flow hedging derivatives, net	23,485	(8,728)	14,757	66	(573)	(507)	119,421	(42,084)	77,337	18,212	(7,059)	11,153

Closing balance as of September 30	$(86,531)	$30,528	$(56,003)	$(48,574)	$16,587	$(31,987)	$(86,531)	$30,528	$(56,003)	$(48,574)	$16,587	$(31,987)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

			Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)					Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)					Amount of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2014	2015		2014	2015	2014	2015		2014	2015	2014	2015
Forward foreign exchange contracts	$81,026	$(15,797)	Revenue	$(2,089)	$2,768	$(4,591)	$9,078	Foreign exchange (gains) losses, net	$—	$—	$—	$—
			Cost of revenue	(8,992)	(15,282)	(26,829)	(34,722)
			Selling, general and administrative expenses	(2,260)	(3,582)	(6,975)	(8,365)

	$81,026	$(15,797)		$(13,341)	$(16,096)	$(38,395)	$(34,009)		$—	$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2014	2015	2014	2015

Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(197)	$(723)	$66	$(4,563)

		$(197)	$(723)	$66	$(4,563)

(a)	These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2014	As of September 30, 2015
Advance taxes	$61,251	$84,399
Deferred transition costs	40,185	35,390
Derivative instruments	16,838	20,648
Prepaid expenses	12,949	18,016
Customer acquisition cost	5,557	6,365
Employee advances	5,816	5,003
Deposits	1,754	1,460
Advances to suppliers	3,358	1,168
Others	7,772	10,599

	$155,480	$183,048

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2014	As of September 30, 2015
Property, plant and equipment, gross	$531,960	$536,138
Less: Accumulated depreciation and amortization	(356,024)	(372,290)

Property, plant and equipment, net	$175,936	$163,848

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2014 and 2015 was $32,701 and $35,163, respectively, and for the three months ended September 30, 2014 and 2015 was $11,044 and $11,849, respectively. Computer software amortization for the nine months ended September 30, 2014 and 2015 amounted to $6,679 and $6,992, respectively, and for the three months ended September 30, 2014 and 2015 amounted to $2,271 and $2,335, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $1,596 and $1,970 for the nine months ended September 30, 2014 and 2015, respectively, and $525 and $810 for the three months ended September 30, 2014 and 2015, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2014 and nine months ended September 30, 2015:

	As of December 31, 2014	As of September 30, 2015
Opening balance	$953,849	$1,057,214
Goodwill relating to acquisitions consummated during the period	127,047	7,674
Impact of measurement period adjustments	—	108
Effect of exchange rate fluctuations	(23,682)	(22,457)

Closing balance	$1,057,214	$1,042,539

The total amount of goodwill deductible for tax purposes is $37,628 and $40,724 as of December 31, 2014 and September 30, 2015, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2014			As of September 30, 2015
	Gross carrying amount	Accumulated amortization & impairment	Net	Gross carrying amount	Accumulated amortization & impairment	Net

Customer-related intangible assets	$310,069	$228,095	$81,974	$316,773	$240,312	$76,461
Marketing-related intangible assets	43,137	23,801	19,336	42,813	25,866	16,947
Other intangible assets	19,002	5,768	13,234	27,060	17,535	9,525

	$372,208	$257,664	$114,544	$386,646	$283,713	$102,933

Amortization expenses for intangible assets in the nine months ended September 30, 2014 and 2015 were $20,617 and $21,875, respectively, and in the three months ended September 30, 2014 and 2015 were $7,989 and $7,219, respectively, and are disclosed in the consolidated statements of income under amortization of acquired intangible assets.

During the three months ended September 30, 2015, the Company tested an intangible software asset for recoverability as a result of a downward revision to the forecasted cash flows to be generated by the intangible asset.

Based on the results of such testing, the Company determined that the carrying value of the intangible asset exceeded its fair value by $10,714 and recorded a charge to reduce the carrying value by this amount. The Company used the discounted cash flow or income approach to determine the fair value of the intangible asset for the purpose of calculating the resulting charge. This charge has been recorded in other operating (income) expenses, net in the consolidated statement of income.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2014 and September 30, 2015, the limits available were $14,282 and $16,001, respectively, of which $8,138 and $10,124 was utilized, constituting non-funded drawdown.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Short-term borrowings (continued)

(b)	A fund-based and non-fund based revolving credit facility of $350,000, which the company obtained in June 2015 as described in note 12. This facility replaces the Company’s $250,000 facility initially entered into in August 2012 and subsequently amended in June 2013. As of December 31, 2014 and September 30, 2015, a total of $137,224 and $26,247, respectively, was utilized, of which $135,000 and $21,500, respectively, constituted funded drawdown and $2,224 and $4,747, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 2.50% as of December 31, 2014. As of September 30, 2015, the revolving facility bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The unutilized amount on the revolving facility bore a commitment fee of 0.5% and 0.25% as of December 31, 2014 and September 30, 2015, respectively. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the nine months ended September 30, 2015, the Company was in compliance with the financial covenants.

(c)	On January 27, 2015 and March 23, 2015, the Company obtained short-term loans in the amount of $672,500 and $737,500, respectively, from Morgan Stanley Senior Funding, Inc. in connection with certain internal reorganization transactions. These loans bore interest at a rate of 2.00% per annum and were fully repaid on January 30, 2015 and March 26, 2015, respectively. The Company recorded $1,045 in debt issuance expenses and $235 in interest with respect to the amounts borrowed under the short-term loans.

12. Long-term debt

In August 2012, the Company obtained credit facilities aggregating $925,000 from a consortium of financial institutions.

In June 2013, the Company amended this credit facility to reduce interest payments thereunder. As of the amendment date, the gross outstanding term loan amounted to $671,625. The amendment did not result in a substantial modification of $553,589 of the outstanding term loan under the previous credit facility. As a result of the amendment, the Company extinguished $118,036 of the outstanding term loan under the previous facility and obtained additional funding amounting to $121,410, increasing the total term loan outstanding to $675,000. The Company expensed $3,103, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to the lenders in respect of the extinguished amount. The overall borrowing capacity under the revolving facility did not change. The amendment of the revolving facility resulted in accelerated amortization of $54 relating to the existing unamortized debt issuance cost. The remaining unamortized costs and an additional third party fee paid in connection with the amendment were to be amortized over the duration of the term loan and revolving facility, which by their terms were to expire on August 30, 2019 and August 30, 2017, respectively.

In June 2015, the Company refinanced its 2012 facility through a new credit facility, comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.50% per annum or a base rate plus an applicable margin equal to 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663,188 as of June 30, 2015, was extinguished, and the Company expensed $10,050, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Additionally, the refinancing of the revolving facility resulted in the accelerated amortization of $65 relating to the existing unamortized debt issuance cost. The remaining unamortized costs for the revolving facility, together with the fees paid to the Company’s lenders and third parties in connection with the new term loan and revolving facility, will be amortized over the term of the refinanced facility, which ends on June 30, 2020.

As of December 31, 2014 and September 30, 2015, the amount outstanding under the term loan, net of debt amortization expense of $11,274 and $3,759, was $653,602 and $786,240, respectively. As of December 31, 2014, the term loan bore interest at a rate equal to LIBOR (subject to a floor of 0.75%) plus an applicable margin of 2.75% per annum. As of September 30, 2015 the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of September 30, 2015 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt (continued)

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2015	$9,775
2016	39,134
2017	39,181
2018	39,226
2019	39,272
2020	619,652

$786,240

13. Accrued expenses and other current liabilities

	As of December 31, 2014	As of September 30, 2015
Accrued expenses	$114,770	$115,651
Accrued employee cost	143,829	140,033
Deferred transition revenue	49,792	44,441
Statutory liabilities	24,713	20,613
Retirement benefits	16,807	20,846
Derivative instruments	65,615	40,883
Advance from customers	19,857	21,037
Earn-out consideration	3,232	17,270
Other liabilities	12,399	14,727
Capital lease obligations	1,443	1,324

	$452,457	$436,825

14. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. In accordance with Mexican law, the Company provides termination benefits to all of its Mexican employees. In addition, certain of the Company’s subsidiaries in the Philippines and Japan sponsor defined benefit retirement programs.

Net defined benefit plan costs for the three and nine months ended September 30, 2014 and 2015 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Service costs	$1,213	$1,327	$3,629	$4,100
Interest costs	631	660	1,888	2,013
Amortization of actuarial loss	80	61	239	244
Expected return on plan assets	(460)	(521)	(1,371)	(1,628)

Net Gratuity Plan costs	$1,464	$1,527	$4,385	$4,729

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Employee benefit plans (continued)

Defined contribution plans

During the three and nine months ended September 30, 2014 and 2015, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
India	$3,883	$4,199	$11,565	$12,217
U.S.	1,415	1,474	4,045	6,110
U.K.	934	1,106	2,335	3,761
China	3,785	3,896	10,703	10,949
Other Regions	1,001	916	3,376	3,234

Total	$11,018	$11,591	$32,024	$36,271

15. Stock-based compensation

The Company has issued options under the Genpact Global Holdings 2005 Plan (the “2005 Plan”), Genpact Global Holdings 2006 Plan (the “2006 Plan”), Genpact Global Holdings 2007 Plan (the “2007 Plan”) and Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) to eligible persons, including employees, directors and certain other persons associated with the Company.

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

Beginning on July 13, 2007, the date of adoption of the 2007 Omnibus Plan, shares underlying options forfeited, expired, terminated, or cancelled under any of the plans are added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

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

Further, as of December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan was increased by 6,314,496 shares as a result of the termination, expiration or forfeiture of options granted under the Company’s stock incentive plans other than the 2007 Omnibus Plan.

In accordance with the anti-dilutive provisions of the 2005 Plan, 2006 Plan, 2007 Plan and 2007 Omnibus Plan, the Company adjusted both the exercise price on outstanding options and the number of stock based awards outstanding as of the record date of the special cash dividend. The aggregate fair value, intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments. Therefore, in accordance with the equity restructuring guidance under ASC 718, Compensation-Stock Compensation, no incremental compensation expense was recognized for the adjustment to outstanding stock-based awards as a result of the special cash dividend.

Stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2014 and 2015 were $19,932 and $17,279, respectively, and for the three months ended September 30, 2014 and 2015 were $8,196 and $6,124, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

Stock options

All options granted under the 2007 Omnibus Plan or any prior plans are exercisable into common shares of the Company, have a contractual period of ten years and vest over four to five years unless specified otherwise in the applicable award agreement. The Company recognizes compensation cost over the vesting period of the option. Compensation cost is determined on the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the nine months ended September 30, 2014 and September 30, 2015.

	Nine months ended September 30, 2014	Nine months ended September 30, 2015
Dividend yield	—	—
Expected life (in months)	84	84
Risk free rate of interest	2.18-2.29%	1.99%
Volatility	37.27-38.34%	34.97%

A summary of stock option activity during the nine months ended September 30, 2015 is set out below:

	Nine months ended September 30, 2015
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2015	7,371,727	$15.44	5.9	$—
Granted	170,000	22.77	—	—
Forfeited	(125,000)	19.35	—	—
Expired	(1,277)	14.32	—	—
Exercised	(931,067)	8.65	—	13,924

Outstanding as of September 30, 2015	6,484,383	$16.54	5.7	$46,700

Vested as of September 30, 2015 and expected to vest thereafter (Note a)	6,151,670	$16.25	5.7	$45,251
Vested and exercisable as of September 30, 2015	2,681,384	$12.37	2.7	$30,141
Weighted average grant date fair value of grants during the period	$9.15

a)	Options expected to vest reflect an estimated forfeiture rate.

As of September 30, 2015, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $15,759, which will be recognized over the weighted average remaining requisite vesting period of 2.6 years.

Restricted Share Units

The Company has granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one common share at a future date. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSUs granted during the nine months ended September 30, 2015 is set out below:

	Nine months ended September 30, 2015
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2015	488,418	$15.36
Granted	53,546	20.88
Vested (Note a)	(162,801)	14.97
Forfeited	(29,828)	14.06

Outstanding as of September 30, 2015	349,335	$16.49

Expected to vest (Note b)	327,903

(a)	Vested RSUs have been net settled upon vesting by issuing 104,124 shares (net of minimum statutory tax withholding)
(b)	RSUs expected to vest reflect an estimated forfeiture rate

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

As of September 30, 2015, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $2,362, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.

Performance Units

The Company also grants stock awards in the form of performance units, or PUs, under the 2007 Omnibus Plan.

Each PU represents the right to receive one common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant and assumes that performance targets will be achieved. PUs granted under the plan are subject to cliff vesting. The compensation expense for such awards is recognized on a straight-line basis over the vesting terms. During the performance period, the Company’s estimate of the number of shares to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the nine months ended September 30, 2015 is set out below:

	Nine months ended September 30, 2015
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive

Outstanding as of January 1, 2015	1,292,750	$16.78	2,648,626
Granted	1,375,650	22.72	2,965,475
Vested (Note a)	(855)	16.78	(855)
Forfeited	(119,178)	17.67	(136,153)
Addition due to achievement of higher than target performance goals (Note b)	51,595	16.78
Reduction due to achievement of lower than maximum performance goals (Note c)			(1,296,105)

Outstanding as of September 30, 2015	2,599,962	$19.88	4,180,988

Expected to vest (Note d)	2,065,807

(a)	Vested PUs have been net settled upon vesting by issuing 590 shares (net of minimum statutory tax withholding).
(b)	Represents additional shares awarded ranging from 0.8% to 6.6% of the target shares as a result of achievement of higher-than-target performance for the PUs granted in April 2014.
(c)	Represents a 143.4% and 49.2% reduction in the maximum shares eligible to vest as a result of the certification of the level of achievement of the performance goals for the PUs granted in April 2014.
(d)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
(e)	1,329,270 PUs granted in March 2012 vested as of December 31, 2014 based on the compensation committee’s certification of the achievement of the performance goals for the performance period based on the Company’s audited financial statements. Shares in respect of such PUs were issued in January 2015 (845,524 shares after withholding shares to the extent of the minimum statutory withholding taxes).

As of September 30, 2015, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $26,199, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.

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

During the nine months ended September 30, 2014 and 2015, 117,305 and 97,603 common shares, respectively, were issued under ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for ESPP during the nine months ended September 30, 2014 and 2015 was $221 and $230, respectively, and for the three months ended September 30, 2014 and 2015 was $77 and $72, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

16. Share Repurchases

In February 2015, the Company’s Board of Directors authorized a program to repurchase up to $250,000 in value of the Company’s common shares. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months and three months ended September 30, 2015, the Company purchased 7,110,153 and 3,481,704 of its common shares, respectively, at a weighted average price of $22.37 and $22.30 per share, respectively, for an aggregate cash amount of $159,036 and $77,636, respectively. The purchased shares have been retired.

On April 8, 2014, the Company purchased 17,292,842 of its common shares at a price of $17.50 per share for an aggregate cash amount of $302,625 pursuant to the Company’s modified “Dutch Auction” self-tender offer announced on March 5, 2014. Under the terms of the offer, the Company was authorized to purchase up to $300,000 in value of its common shares. The number of shares accepted for purchase included the Company’s exercise of its right to upsize the offer by up to 2% of the Company’s shares then outstanding.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2014 and 2015, $2,543 and $142, respectively, was deducted from retained earnings in direct costs related to share repurchases.

17. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per Share. Basic and diluted earnings per common share give effect to the change in the number of common shares outstanding of the Company. The calculation of basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, performance units and common shares to be issued under the employee stock purchase plan, have been included in the computation of diluted net earnings per share and the weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their inclusion would be anti-dilutive is 3,467,390 and 3,704,667 for the nine months ended September 30, 2014 and 2015, respectively, and 3,567,728 and 3,593,000 for the three months ended September 30, 2014 and 2015, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

17. Earnings per share (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Net income available to Genpact Limited common shareholders	$46,653	$68,050	$146,250	$175,404
Weighted average number of common shares used in computing basic earnings per common share	216,472,908	215,311,322	222,036,262	217,909,722
Dilutive effect of stock-based awards	4,062,622	2,284,382	4,404,088	2,391,990

Weighted average number of common shares used in computing dilutive earnings per common share	220,535,530	217,595,704	226,440,350	220,301,712

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.22	$0.32	$0.66	$0.80
Diluted	$0.21	$0.31	$0.65	$0.80

18. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Personnel expenses	$244,466	$257,289	$701,469	$750,606
Operational expenses	98,841	106,593	284,329	313,687
Depreciation and amortization	11,168	11,948	33,091	35,317

	$354,475	$375,830	$1,018,889	$1,099,610

19. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Personnel expenses	$111,427	$103,640	$302,115	$316,858
Operational expenses	39,574	38,847	109,957	119,005
Depreciation and amortization	2,147	2,236	6,289	6,838

	$153,148	$144,723	$418,361	$442,701

20. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Other operating (income) expense	$(372)	$(656)	$(926)	$(1,688)
Provision for impairment of intangible assets	—	10,714	—	10,714

Change in fair value of earn-out and deferred consideration (relating to business acquisitions)	—	(7,342)	(2,198)	(9,442)

Other operating (income) expense, net	$(372)	$2,716	$(3,124)	$(416)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

21. Other income (expense), net

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Interest income	$1,597	$2,343	$3,582	$5,540
Interest expense	(8,986)	(5,210)	(24,395)	(24,669)
Loss on extinguishment of debt (Note 12)	—	—	—	(10,115)
Other income (expense)	950	999	1,336	2,268

Other income (expense), net	$(6,439)	$(1,868)	$(19,477)	$(26,976)

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

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2015 to September 30, 2015:

Opening Balance at January 1	$22,718
Increase related to prior year tax positions, including recorded in acquisition accounting	2
Decrease related to prior year tax positions	(373)
Effect of exchange rate changes	(1,023)

Closing Balance at September 30	$21,324

The Company’s unrecognized tax benefits as of September 30, 2015 include an amount of $19,912, which, if recognized, would impact the effective tax rate. As of December 31, 2014 and September 30, 2015, the Company had accrued approximately $3,417 and $3,647, respectively, in interest relating to unrecognized tax benefits. During the year ended December 31, 2014 and the nine months ended September 30, 2015, the company recognized approximately $44 and $229, respectively, in interest expense. As of December 31, 2014 and September 30, 2015, the Company had accrued approximately $561 and $543, respectively, for penalties.

23. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the nine months ended September 30, 2014 and 2015, the Company recognized net revenues of $214 and $251, respectively, and for the three months ended September 30, 2014 and 2015, the Company recognized net revenues of $72 and $75, respectively, from a client that is a significant shareholder of the Company.

For the nine months ended September 30, 2015, the Company recognized net revenues of $5,876, and for the three months ended September 30, 2015, the Company recognized net revenues of $1,712, from a client that is a non-consolidating affiliate of the Company. $2,044 of this amount is receivable as of September 30, 2015.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the nine months ended September 30, 2014 and 2015, cost of revenue includes an amount of $1,635 and $1,376, respectively, and for three months ended September 30, 2014 and 2015, cost of revenue includes an amount of $662 and $346, respectively, attributable to the cost of services from the company’s non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

23. Related party transactions (Continued)

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the nine months ended September 30, 2014 and 2015, selling, general and administrative expenses includes an amount of $482 and $287, respectively, and for three months ended September 30, 2014 and 2015, selling, general and administrative expenses includes an amount of $179 and $47, respectively, attributable to the cost of services provided by the company’s non-consolidating affiliates.

During the nine and three months ended September 30, 2015, the Company engaged a significant shareholder of the Company to provide services to the company at a cost of $421 and $0, respectively, of which $57 is payable as of September 30, 2015.

Investment in equity affiliates

During the nine months ended September 30, 2015, the Company invested $13,277 in its non-consolidating affiliates and made payments of $13,520, of which $5,146 was outstanding as of December 31, 2014 and $8,374 represents investments made during the nine months ended September 30, 2015. As of September 30, 2015, an investment amounting to $4,903 is outstanding and has been included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

As of December 31, 2014 and September 30, 2015, the Company’s investments in its non-consolidating affiliates amounted to $494 and $5,747, respectively.

Others

During the nine and three months ended September 30, 2015, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $1,602 and $379, respectively, of which $379 is receivable as of September 30, 2015.

24. Commitments and contingencies

Capital commitments

As of December 31, 2014 and September 30, 2015, the Company has committed to spend $6,073 and $5,024, respectively, under agreements to purchase property, plant and equipment. These amounts are net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $10,362 and $14,871 as of December 31, 2014 and September 30, 2015, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements governing such guarantees.

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

25. Subsequent Events

Pursuant to its share repurchase program, the Company repurchased 999,416 of its common shares between Oct 1, 2015 and November 6, 2015, at a weighted average price of $23.73 per share for an aggregate cash amount of $23,711.

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

•

fluctuations in exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Guatemalan quetzal, Mexican peso, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Czech koruna, Canadian dollar and Colombian peso;

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

Overview

Genpact stands for “generating business impact.” We architect the Lean DigitalSM enterprise through a unique approach based on our patented Smart Enterprise Processes (SEPSM) framework that reimagines our clients’ middle and back offices to generate growth, cost efficiency, and business agility. Our hundreds of long-term clients include more than one-fourth of the Fortune Global 500. We have grown to over 70,000 people in 25 countries, with key management and a corporate office in New York City. We believe we are able to generate impact quickly and power Intelligent OperationsSM for our clients because of our business domain expertise and experience running complex operations, driving our unbiased focus on what works and making technology-enabled transformation sustainable. Behind our passion for technology, process, and operational excellence is the heritage of a former General Electric division that has served GE businesses since 1997.

In the quarter ended September 30, 2015, we had net revenues of $617.8 million, of which $503.3 million, or 81.5%, was from clients other than GE, which we refer to as Global Clients, with the remaining $114.6 million, or 18.5%, coming from GE.

For the 12-month period ended September 30, 2015, the number of client relationships generating annual revenue over $5 million increased to 103 from 88 as of September 30, 2014. This includes client relationships with more than $15 million in annual revenue increasing to 34 from 30, and client relationships with more than $25 million in annual revenue increasing to 16 from 15.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Acquisitions

On August 18, 2015, we acquired certain assets and assumed certain liabilities from Citibank, N.A. comprising a portion of its U.K. wealth management operations for cash consideration of $3.4 million. Together with the asset purchase, we hired certain U.K.-based employees of the seller. With this transaction, we have expanded upon our end-to-end, technology-enabled wealth management service offering acquired from Citibank, N.A. in January 2015, described below. Goodwill arising from the acquisition amounted to $1.2 million and has been allocated to our India reporting unit.

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

On January 16, 2015, we acquired certain assets and assumed certain liabilities from Citibank, N.A. comprising a portion of its U.S. wealth management operations for cash consideration of $11.7 million. Together with the asset purchase, we hired certain employees of the seller’s U.S. wealth management business. With this transaction, we have acquired an end-to-end, technology-enabled wealth management service offering. There are no contingent consideration arrangements in connection with the acquisition. Goodwill arising from the acquisition amounted to $3.4 million and has been allocated to our India reporting unit.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Financial Statements” above, Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2014 and 2015.

					Percentage Change Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2015 vs. 2014	Nine months ended September 30, 2015 vs. 2014
	2014	2015	2014	2015
	(dollars in millions)		(dollars in millions)
Net revenues—GE *	$117.3	$114.6	$347.2	$342.7	(2.3)%	(1.3)%
Net revenues—Global Clients *	470.8	503.3	1,330.7	1,471.8	6.9%	10.6%

Total net revenues	588.1	617.8	1,677.9	1,814.5	5.1%	8.1%

Cost of revenue	354.5	375.8	1,018.9	1,099.6	6.0%	7.9%
Gross profit	233.6	242.0	659.0	714.9	3.6%	8.5%
Gross profit margin	39.7%	39.2%	39.3%	39.4%
Operating expenses
Selling, general and administrative expenses	153.1	144.7	418.4	442.7	(5.5)%	5.8%
Amortization of acquired intangible assets	8.0	7.2	20.6	21.9	(9.6)%	6.1%
Other operating (income) expense, net	(0.4)	2.7	(3.1)	(0.4)	(830.1)%	(86.7)%

Income from operations	72.9	87.3	223.2	250.7	19.9%	12.4%
Income from operations as a percentage of total net revenues	12.4%	14.1%	13.3%	13.8%
Foreign exchange (gains) losses, net	4.7	(4.2)	12.1	(4.1)	(190.1)%	(133.9)%
Other income (expense), net	(6.4)	(1.9)	(19.5)	(27.0)	(71.0)%	38.5%

Income before equity-method investment activity, net and income tax expense	61.8	89.7	191.6	227.9	45.2%	18.9%
Loss (gain) on equity-method investment activity, net	(0.0)	3.4	(0.1)	8.0	(10,500.0)%	(9,289.7)%

Income before income tax expense	61.8	86.3	191.7	219.9	39.6%	14.7%
Income tax expense	15.1	18.2	45.3	44.5	20.4%	(1.8)%

Net Income	46.7	68.1	146.4	175.4	45.8%	19.8%
Net income attributable to non-controlling interest	0.0	—	0.2	—	(100.0)%	(100.0)%

Net income attributable to Genpact Limited common shareholders	$46.7	$68.1	$146.3	$175.4	45.9%	19.9%

Net income attributable to Genpact Limited common shareholders as a percentage of total net revenues	7.9%	11.0%	8.7%	9.7%

*	Net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues up to the date of their divestiture by GE and as a part of Global Client net revenues post-divestiture.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net revenues. Our net revenues were $617.8 million in the third quarter of 2015, up $29.7 million, or 5.1%, from $588.1 million in the third quarter of 2014. The growth in net revenues was driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients, including the impact of revenues derived from large, transformational deals. Adjusted for foreign exchange, primarily the depreciation of the euro and Japanese yen against the U.S. dollar, our net revenues grew 7.4% compared to the third quarter of 2014. Our average headcount increased by 4.2% to approximately 67,700 in the third quarter of 2015 from approximately 65,000 in the third quarter of 2014. Our annualized net revenues per employee were $36,600 in the third quarter of 2015, up from $36,200 in the third quarter of 2014.

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Global Clients:
BPO Services	$358.8	$395.6	10.3%
IT Services	112.0	107.7	(3.9)
Total net revenues from Global Clients	$470.8	$503.3	6.9%
GE :
BPO Services	88.0	88.0	0.1%
IT Services	29.3	26.5	(9.4)
Total net revenues from GE	$117.3	$114.6	(2.3)%
Total net revenues from BPO Services	446.8	483.6	8.2%
Total net revenues from IT Services	141.3	134.2	(5.0)%

Total net revenues	$588.1	$617.8	5.1%

Net revenues from Global Clients were $503.3 million in the third quarter of 2015, up $32.4 million, or 6.9%, from $470.8 million in the third quarter of 2014. This increase was primarily driven by growth in our targeted verticals, including banking and financial services, consumer product goods, insurance, high tech and life sciences. As a percentage of total net revenues, net revenues from Global Clients increased from 80.1% in the third quarter of 2014 to 81.5% in the third quarter of 2015.

Net revenues from GE were $114.6 million in the third quarter of 2015, down $2.7 million, or 2.3%, from the third quarter of 2014. The decline in net revenues from GE was in line with expected decreases in services delivered to GE in the third quarter of 2015, primarily due to the discontinuation of certain IT and other project work related to the recent GE capital divestitures. Net revenues from GE declined as a percentage of our total net revenues from 19.9% in the third quarter of 2014 to 18.5% in the third quarter of 2015.

Net revenues from BPO services were $483.6 million, up $36.9 million, or 8.2%, from $446.8 million in the third quarter of 2014. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly finance and accounting services, core vertical operations and analytics services. Net revenues from IT services were $134.2 million in the third quarter of 2015, down $7.1 million, or 5.0%, from $141.3 million in the third quarter of 2014 due to a decline in revenues from Global Clients in the healthcare and capital markets verticals. This decrease was partially offset by higher revenues from Global Clients in our high tech and consumer product goods verticals.

Net revenues from BPO services as a percentage of total net revenues increased to 78.3% in the third quarter of 2015 from 76.0% in the third quarter of 2014 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Net revenues by geographic region based on the location of our service delivery centers were as follows:

	Three months ended September 30,		Percentage change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
India	$392.3	$424.9	8.3%
Americas	78.8	77.5	(1.6)
Asia, other than India	57.8	59.6	3.1
Europe	59.2	55.8	(5.6)

Total net revenues	$588.1	$617.8	5.1%

Net revenues attributable to India-based service delivery centers were $424.9 million in the third quarter of 2015, up $32.6 million, or 8.3%, from the third quarter of 2014. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from service delivery centers outside India that are managed from India-based service delivery centers or at clients’ premises outside India by personnel normally based in India. Net revenues from service delivery centers located in Asia, other than India – primarily China and the Philippines – contributed $59.6 million to total net revenues in the third quarter of 2015, up $1.8 million, or 3.1%, from the third quarter of 2014. Net revenues from service delivery centers located in the Americas were $77.5 million in the third quarter of 2015, down $1.3 million, or 1.6%, from the third quarter of 2014 primarily due to a decrease in IT services delivered to our clients. The balance of net revenues, which is attributable to service delivery centers located in Europe, was $55.8 million in the third quarter of 2015, down from $59.2 million in the third quarter of 2014 primarily as a result of the depreciation of the euro against the U.S. dollar and increased offshoring in the third quarter of 2015 compared to the third quarter of 2014.

Cost of revenue and gross profit. The following table sets forth the components of our cost of revenue and our resulting gross profit:

	Three Months Ended September 30,		As a Percentage of Total Net Revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$244.5	$257.3	41.6%	41.6%
Operational expenses	98.8	106.6	16.8	17.3
Depreciation and amortization	11.2	11.9	1.9	1.9

Cost of revenue	$354.5	$375.8	60.3%	60.8%

Gross profit	$233.6	$242.0	39.7%	39.2%

Cost of revenue was $375.8 million, up $21.4 million, or 6.0%, from the third quarter of 2014. Wage inflation, an increase in our operational headcount and related increases in travel, infrastructure and communication expenses in the third quarter of 2015 compared to the third quarter of 2014 all contributed to the increase in cost of revenue. The increase in cost of revenue was partially offset by improved operational efficiencies and favorable foreign exchange, primarily the depreciation of the Indian rupee and euro against the U.S. dollar. Foreign exchange fluctuations cause gains and losses on our foreign currency hedges and have a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin decreased from 39.7% in the third quarter of 2014 to 39.2% in the third quarter of 2015. This decrease is primarily due to the increase in cost of revenue described above, the impact of foreign exchange and to a non-recurring charge related to a statutory compliance cost in India arising from the use of outsourced staffing vendors. These cost increases were partially offset by improved operational efficiencies, including more effective deployment and use of operations personnel.

Personnel expenses. Personnel expenses as a percentage of total net revenues were 41.6%, unchanged from the third quarter of 2014. Personnel expenses in the third quarter of 2015 were $257.3 million, up $12.8 million, or 5.2%, from $244.5 million in the third quarter of 2014. Personnel expenses increased primarily due to wage inflation and an approximately 2,800-person, or 5.1%, increase in our operational headcount in the third quarter of 2015 compared to the third quarter of 2014. These increases were partially offset by operational efficiencies, including more effective deployment and use of operations personnel and favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 16.8% in the third quarter of 2014 to 17.3% in third quarter of 2015. Operational expenses were $106.6 million, up $7.8 million, or 7.8%, from the third quarter of 2014. Operational expenses increased primarily due to increases in travel expenses, infrastructure expenses and communication expenses in the third quarter of 2015 compared to the third quarter of 2014. The increase in operational expenses was partially offset by favorable foreign exchange.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues were 1.9%, unchanged from the third quarter of 2014. Depreciation and amortization expenses as a component of cost of revenue were $11.9 million, up $0.8 million, or 7.0%, from the third quarter of 2014. This increase was primarily due to the expansion of certain existing facilities in India and was partially offset by favorable foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended September 30,		As a Percentage of Total Net Revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$111.4	$103.6	18.9%	16.8%
Operational expenses	39.6	38.8	6.7	6.3
Depreciation and amortization	2.1	2.2	0.4	0.4

Selling, general and administrative expenses	$153.1	$144.7	26.0%	23.4%

SG&A expenses as a percentage of total net revenues decreased from 26.0% in the third quarter of 2014 to 23.4% in the third quarter of 2015. SG&A expenses were $144.7 million, down $8.4 million, or 5.5%, from the third quarter of 2014. SG&A expenses decreased primarily due to a reduction in stock-based compensation costs, a reduction in travel expenses, productivity savings and favorable foreign exchange, primarily the depreciation of the Indian rupee and euro against the U.S. dollar, partially offset by wage inflation in the third quarter of 2015 compared to the third quarter of 2014. Our sales and marketing expenses as a percentage of net revenues were approximately 6.6% in the third quarter of 2015, down from approximately 6.8% in the third quarter of 2014 as a result of productivity savings and favorable foreign exchange, which offset our investments in client-facing teams and lead solution architects in our targeted markets and verticals since the third quarter of 2014.

Personnel expenses. As a percentage of total net revenues, personnel expenses in the third quarter of 2015 were 16.8%, down from 18.9% in the third quarter of 2014. Personnel expenses as a component of SG&A expenses were $103.6 million, down $7.8 million, or 7.0%, from the third quarter of 2014. The decrease is primarily due to productivity savings, including more effective use of support staff, a reduction in stock-based compensation costs, and favorable foreign exchange. This decrease was partially offset by a 6.6% increase in our sales-team personnel expenses, higher sales incentive compensation costs and wage inflation in the third quarter of 2015 compared to the third quarter of 2014.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 6.7% in the third quarter of 2014 to 6.3% in the third quarter of 2015. Operational expenses as a component of SG&A expenses were $38.8 million, down $0.7 million, or 1.8%, from the third quarter of 2014. The decrease was primarily due to a decrease in travel expenses and favorable foreign exchange in the third quarter of 2015 compared to the third quarter of 2014 and was partially offset by higher fees for professional services in the third quarter of 2015.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the third quarter of 2015, unchanged from the third quarter of 2014. Depreciation and amortization expenses as a component of SG&A expenses were $2.2 million, compared to $2.1 million in the third quarter of 2014. This marginal increase was primarily due to the expansion of certain existing facilities in India.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $7.2 million, down $0.8 million, or 9.6%, from the third quarter of 2014. This decrease is primarily due to a $0.5 million decline in the amortization expense of intangibles arising out of the Company’s 2004 reorganization when we began operating as an independent company.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Other operating (income) expense	$(0.4)	$(0.7)	76.3%
Provision for impairment of intangible assets	—	10.7	100.0
Change in fair value of earn-out and deferred consideration (relating to business acquisitions)	—	(7.3)	100.0

Other operating (income) expense, net	$(0.4)	$2.7	(830.1)%

Other operating (income) expense, net as a percentage of total net revenues	(0.1)%	0.4%

Other operating expense, net of income, was $2.7 million, compared to $0.4 million of net other operating income in the third quarter of 2014, primarily due to a $10.7 million non-recurring charge in the third quarter of 2015 relating to a software intangible asset, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1 —“Financial Statements” above. The impact of this charge was partially offset by a $7.3 million gain in the third quarter of 2015 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions. No such gains or losses were recognized in the third quarter of 2014.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 12.4% in the third quarter of 2014 to 14.1% in the third quarter of 2015. Income from operations increased by $14.5 million to $87.3 million in the third quarter of 2015 from $72.9 million in the third quarter of 2014.

Foreign exchange (gains) losses, net. Foreign exchange (gains) losses, net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange gain of $4.2 million in the third quarter of 2015, compared to a net foreign exchange loss of $4.7 million in the third quarter of 2014. The gain in the third quarter of 2015 was primarily a result of the depreciation of the Indian rupee against the U.S. dollar during the quarter. Our net foreign exchange loss in the third quarter of 2014 was primarily due to the depreciation of the euro against the U.S. dollar and the appreciation of the Chinese yuan against the U.S. dollar during that quarter.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Three months ended September 30,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
Interest income	$1.6	$2.3	46.7%
Interest expense	(9.0)	(5.2)	(42.0)
Other income	0.95	1.0	5.2

Other income (expense), net	$(6.4)	$(1.9)	(71.0)%

Other income (expense), net as a percentage of total net revenues	(1.1)%	(0.3)%

Our net other expenses decreased by $4.6 million compared to the third quarter of 2014, primarily due to a decrease in interest expense as a result of a reduced interest rate on the term loan under our new credit facility, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and lower drawdown on our revolving credit facility in the third quarter of 2015 compared to the third quarter of 2014. Our interest income increased due to higher account balances, including in jurisdictions in which we earn higher interest rates, during the third quarter of 2015 compared to the third quarter of 2014. The weighted average rate of interest on our debt decreased from 3.3% in the third quarter of 2014 to 1.8% in the third quarter of 2015.

Income before equity-method investment, activity, net and income tax expense. As a result of the foregoing factors, in particular higher net revenues, improved productivity and favorable foreign exchange fluctuations, income before equity-method investment activity, net and income tax expense as a percentage of net revenues increased from 10.5% of total net revenues in the third quarter of 2014 to 14.5% of total net revenues in the third quarter of 2015. Income before equity-method investment activity, net and income tax expense increased by $27.9 million in the third quarter of 2015 compared to the third quarter of 2014.

Equity-method investment activity, net. Equity-method investment activity, net in the third quarter of 2015 primarily represents our $3.4 million share of losses from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014. Equity-method investment activity, net in the third quarter of 2014 represents our share of gain from NIIT Uniqua, a joint venture with NIIT Limited.

Income before income tax expense. As a net result of the foregoing factors, in particular higher net revenues, increased productivity, the impact of foreign exchange fluctuations, and our share of loss from our non-consolidating affiliates, income before income tax expense as a percentage of total net revenues increased from 10.5 % in the third quarter of 2014 to 14.0% in the third quarter of 2015. Income before income tax expense increased by $24.5 million from $61.8 million in the third quarter of 2014 to $86.3 in the third quarter of 2015.

Income tax expense. Our income tax expense increased from $15.1 million in the third quarter of 2014 to $18.2 million in the third quarter of 2015, representing an effective tax rate, or ETR, of 21.1%, down from 24.5% in the third quarter of 2014. The decrease in effective tax rate reflects changes in the jurisdictional mix of our income and growth in lower tax jurisdictions.

Net income. As a result of the foregoing factors, our net income as a percentage of total net revenues was 11.0% in the third quarter of 2015, up from 7.9% in the third quarter of 2014. Our net income increased by $21.4 million from $46.7 million in the third quarter of 2014 to $68.1 million in the third quarter of 2015.

Net income attributable to non-controlling interest. Non-controlling interest primarily refers to the profit or loss associated with the non-controlling partners’ interest in the operations of Genpact Netherlands B.V. As a result of our purchase of the non-controlling interest in Genpact Netherlands B.V. in the third quarter of 2014 we now have 100% control of the entity. Accordingly, no income or loss was attributable to non-controlling interest in respect of Genpact Netherlands B.V. in the third quarter of 2015.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders as a percentage of total net revenues was 11.0% in the third quarter of 2015, up from 7.9% in the third quarter of 2014. Net income attributable to Genpact Limited common shareholders increased by $21.4 million from $46.7 million in the third quarter of 2014 to $68.1 million in the third quarter of 2015.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net revenues. Our net revenues were $1,814.5 million in the nine months ended September 30, 2015, up $136.6 million, or 8.1%, from $1,677.9 million in the nine months ended September 30, 2014. The growth in net revenues was primarily driven by an increase in BPO services delivered to our Global Clients, including the impact of revenues derived from large, transformational deals. Adjusted for foreign exchange, primarily the depreciation of the euro and Japanese yen against the U.S. dollar, our net revenues grew 10.4% compared to the nine months ended September 30, 2014. Our average headcount increased by 4.5% to approximately 66,800 in the nine months ended September 30, 2015 from approximately 63,900 in the nine months ended September 30, 2014. Our annualized net revenues per employee were $36,400 in the nine months ended September 30, 2015, up from $35,400 in the nine months ended September 30, 2014.

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Global Clients:
BPO Services	$1,003.7	$1,159.0	15.5%
IT Services	327.0	312.8	(4.3)
Total net revenues from Global Clients	$1,330.7	$1,471.8	10.6%
GE:
BPO Services	265.9	267.0	0.4%
IT Services	81.4	75.8	(6.9)

Total net revenues from GE	$347.2	$342.7	(1.3)%
Total net revenues from BPO Services	1,269.6	1,426.0	12.3%
Total net revenues from IT Services	408.4	388.6	(4.8)%

Total net revenues	$1,677.9	$1,814.5	8.1%

Net revenues from Global Clients in the nine months ended September 30, 2015 were $1,471.8 million, up $141.1 million, or 10.6%, from $1,330.7 million in the nine months ended September 30, 2014. This increase was primarily driven by growth in our targeted verticals, including banking and financial services, insurance, consumer product goods, life sciences and high tech. As a percentage of total net revenues, net revenues from Global Clients increased from 79.3% in the nine months ended September 30, 2014 to 81.1% in the nine months ended September 30, 2015.

Net revenues from GE in the nine months ended September 30, 2015 were $342.7 million, down $4.5 million, or 1.3%, from the nine months ended September 30, 2014. The decline in net revenues from GE was in line with expected decreases in services delivered to GE in the nine months ended September 30, 2015, primarily due to the discontinuation of certain IT and other project work related to the recent GE capital divestitures. Net revenues from GE declined as a percentage of our total net revenues from 20.7% in the nine months ended September 30, 2014 to 18.9% in the nine months ended September 30, 2015.

Net revenues from BPO services in the nine months ended September 30, 2015 were $1,426.0 million, up $156.4 million, or 12.3%, from $1,269.6 million in the nine months ended September 30, 2014. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly finance and accounting services, core vertical operations, analytics services and consulting services. Net revenues from IT services were $388.6 million in the nine months ended September 30, 2015, down $19.8 million, or 4.8%, from $408.4 million in the nine months ended September 30, 2014 due to an overall decrease in IT services delivered to our clients. This decrease was primarily the result of a decline in revenues from our healthcare and capital markets verticals.

Net revenues from BPO services as a percentage of total net revenues increased to 78.6% in the nine months ended September 30, 2015 from 75.7% in the nine months ended September 30, 2014 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Net revenues by geographic region based on the location of our service delivery centers were as follows:

	Nine months ended September 30,		Percentage change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
India	$1,104.8	$1,236.0	11.9%
Americas	227.2	229.0	0.8
Asia, other than India	172.5	178.7	3.6
Europe	173.4	170.8	(1.5)

Total net revenues	$1,677.9	$1,814.5	8.1%

Net revenues attributable to India-based service delivery centers were $1,236.0 million in the nine months ended September 30, 2015, up $131.2 million, or 11.9%, from the nine months ended September 30, 2014. A portion of net revenues attributable to India-based service delivery centers includes net revenues for services performed from delivery centers outside India that are managed from India-based service delivery centers or at clients’ premises outside India by personnel normally based in India. Net revenues from service delivery centers located in Asia, other than India – primarily China and the Philippines – contributed $178.7 million to total net revenues in the nine months ended September 30, 2015, up $6.2 million, or 3.6%, from the nine months ended September 30, 2014. Net revenues from service delivery centers located in the Americas were $229.0 million in the nine months ended September 30, 2015, up $1.8 million, or 0.8%, from the nine months ended September 30, 2014. The balance of net revenues, which is attributable to service delivery centers located in Europe, was $170.8 million in the nine months ended September 30, 2015, down $2.6 million, or 1.5%, from $173.4 million in the nine months ended September 30, 2014 as a result of the depreciation of the euro against the U.S. dollar and increased offshoring in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Cost of revenue and Gross Profit. The following table sets forth the components of our cost of revenue and the resulting gross profit:

	Nine Months Ended September 30,		As a Percentage of Total Net Revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$701.5	$750.6	41.8%	41.4%
Operational expenses	284.3	313.7	16.9	17.3
Depreciation and amortization	33.1	35.3	2.0	1.9

Cost of revenue	$1,018.9	$1,099.6	60.7%	60.6%

Gross profit	659.0	714.9	39.3%	39.4%

Cost of revenue was $1,099.6 million, up $80.7 million, or 7.9%, from the nine months ended September 30, 2014. Wage inflation, an increase in our operational headcount, and related increases in infrastructure, communication and travel expenses contributed to the higher cost of revenue in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These increases were partially offset by improved operational efficiencies in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and by favorable foreign exchange, primarily the depreciation of the Indian rupee and euro against the U.S. dollar.

Our gross margin increased to 39.4% from 39.3% in the nine months ended September 30, 2014. This increase is primarily attributable to improved operational efficiencies, including more effective deployment and use of operations personnel. The impact of these factors was partially offset by the effects of wage inflation.

Personnel expenses. Personnel expenses as a percentage of total net revenues decreased from 41.8% in the nine months ended September 30, 2014 to 41.4% in the nine months ended September 30, 2015, primarily due to improved operational efficiencies, including more effective deployment and use of operations personnel. Personnel expenses were $750.6 million, up $49.1 million, or 7.0%, from $701.5 million in the nine months ended September 30, 2014. The impact of wage inflation and an approximately 2,900-person, or 5.3%, increase in our operational headcount in the nine months ended September 30, 2015 compared to same period in 2014 contributed to higher personnel expenses. These increases were partially offset by the impact of certain operating efficiencies, including more effective deployment and use of operations personnel, and favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 16.9% in the nine months ended September 30, 2014 to 17.3% in the nine months ended September 30, 2015. Operational expenses were $313.7 million, up $29.4 million, or 10.3%, from the nine months ended September 30, 2014. Increases in infrastructure expenses, communication expenses and travel expenses in the nine months ended September 30, 2015 contributed to the increase in operational expenses compared to the nine months ended September 30, 2014. These increases were partially offset by favorable foreign exchange.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues were 1.9%, compared to 2.0% in the nine months ended September 30, 2014. Depreciation and amortization expenses as a component of cost of revenue were $35.3 million, up $2.2 million, or 6.7%, from the nine months ended September 30, 2014. This increase was primarily due to depreciation and amortization expenses resulting from the expansion of certain facilities and the addition of new service delivery centers in India and was partially offset by favorable foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Nine months ended September 30,		As a Percentage of Total Net Revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$302.1	$316.9	18.0%	17.5%
Operational expenses	110.0	119.0	6.6	6.6
Depreciation and amortization	6.3	6.8	0.4	0.4

Selling, general and administrative expenses	$418.4	$442.7	24.9%	24.4%

SG&A expenses as a percentage of total net revenues decreased to 24.4% from 24.9% in the nine months ended September 30, 2014. SG&A expenses were $442.7 million, up $24.3 million, or 5.8%, from the nine months ended September 30, 2014. Investments in front-end sales and relationship management teams and subject matter experts through the hiring of seasoned personnel in targeted markets—such as the United States and Europe—and industry verticals—including banking and financial services, insurance, consumer product goods, life sciences and infrastructure, manufacturing and services—along with the impact of wage inflation contributed to higher SG&A expenses. Additionally, higher personnel costs, fees for professional services and travel expenses contributed to higher SG&A expenses in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These increases were partially offset by productivity savings, including the more effective use of support staff, a reduction in stock-based compensation costs and by favorable foreign exchange, primarily the depreciation of the Indian rupee and euro against the U.S. dollar.

Personnel expenses. Personnel expenses as a percentage of total net revenues were 17.5%, down from 18.0% in the nine months ended September 30, 2014. Combined with the impact of wage inflation, our investments in front-end sales and relationship management teams resulted in a $17.8 million, or 29.0%, increase in sales-team personnel expenses. Personnel expenses as a component of SG&A expenses were $316.9 million, up $14.7 million, or 4.9%, from the nine months ended September 30, 2014. Wage inflation contributed to higher personnel costs as a component of SG&A expenses in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was partially offset by productivity savings, including the more effective use of support staff, a reduction in stock-based compensation costs, and favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues were 6.6%, unchanged from the nine months ended September 30, 2014. Operational expenses as a component of SG&A expenses were $119.0 million, up $9.0 million, or 8.2%, compared to the nine months ended September 30, 2014. An increase in fees for professional services and travel expenses for subject matter experts working on client engagements resulted in higher operational expenses in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was partially offset by favorable foreign exchange.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4%, unchanged from the nine months ended September 30, 2014. Depreciation and amortization expenses as a component of SG&A expenses were $6.8 million, up $0.5 million, or 8.7%, from the nine months ended September 30, 2014. This marginal increase was primarily due to the expansion of certain facilities and the addition of new facilities in India.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $21.9 million, up from $20.6 million in the nine months ended September 30, 2014. A $2.6 million increase in amortization expenses in the nine months ended September 30, 2015 is primarily due to our acquisition in the second quarter of 2014 of Pharmalink Consulting Limited and Pharmalink Consulting Inc., which we refer to as our “regulatory affairs acquisition.” This increase was partially offset by a decline of $1.5 million in the amortization expense of intangibles arising out of the Company’s 2004 reorganization when we began operating as an independent company.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Other operating (income) expense	$(0.9)	$(1.7)	82.3%
Provision for impairment of intangible assets	—	10.7	100.0
Change in fair value of earn-out and deferred consideration (relating to business acquisitions)	(2.2)	(9.4)	329.6

Other operating (income) expense, net	$(3.1)	$(0.4)	(86.7)%

Other operating (income) expense, net as a percentage of total net revenues	(0.2)%	(0.0)%

Other operating income, net of expenses, was $0.4 million, down from $3.1 million in the nine months ended September 30, 2014. This decrease was primarily due to a $10.7 million non-recurring charge in the third quarter of 2015 relating to a software intangible asset, which charge is discussed in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above. We recorded a $9.4 million gain in the nine months ended September 30, 2015 compared to a $2.2 million gain in the nine months ended September 30, 2014 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 13.3% in the nine months ended September 30, 2014 to 13.8% in the nine months ended September 30, 2015. Income from operations was $250.7 million, up $27.6 million from $223.2 million in the nine months ended September 30, 2014.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange gain of $4.1 million in the nine months ended September 30, 2015 compared to a net foreign exchange loss of $12.1 million in the nine months ended September 30, 2014, primarily due to the re-measurement of non-functional currency assets and liabilities and related foreign exchange contracts primarily resulting from the depreciation of the Indian rupee against the U.S. dollar. Our net foreign exchange loss in the nine months ended September 30, 2014 is primarily attributable to the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts resulting from the appreciation of the Indian rupee against the U.S. dollar and the depreciation of the euro against the U.S. dollar during that period.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
Interest income	$3.6	$5.5	54.7%
Interest expense	(24.4)	(24.7)	1.1
Loss on extinguishment of debt	—	(10.1)	100.0
Other income	1.3	2.3	69.8

Other income (expense), net	$(19.5)	$(27.0)	38.5%

Other income (expense), net as a percentage of total net revenues	(1.2)%	(1.5)%

Our net other expenses increased by $7.5 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the accelerated amortization of $10.1 million in debt issuance costs in the nine months ended September 30, 2015 in connection with the refinancing of our credit facility in June 2015, as discussed below in the section titled “Liquidity and Capital Resources—Financial Condition.” The increase in our interest expense is primarily due to (i) $1.3 million in debt issuance costs and interest expense on the two short-term loans we obtained and repaid in the first quarter of 2015 in the amounts of $672.5 million and $737.5 million, respectively, in connection with certain internal reorganization transactions, and (ii) a $1.4 million increase in the fair value of earn-out consideration payable in connection with certain acquisitions. This increase was partially offset by a decrease in interest expense as a result of a reduced interest rate on our term loan in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Our interest income increased by $2.0 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to higher account balances in jurisdictions in which we earn higher interest rates during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and to the non-recurring receipt of interest income on an income tax refund in the second quarter of 2015. The weighted average rate of interest on our debt decreased from 3.4% in the nine months ended September 30, 2014 to 2.8% in the nine months ended September 30, 2015.

Income before equity-method investment, activity, net and income tax expense. As a result of the foregoing factors, in particular higher net revenues, improved efficiencies and favorable foreign exchange, income before equity-method investment activity, net and income tax expense as a percentage of total net revenues increased from 11.4% in the nine months ended September 30, 2014 to 12.6% in the nine months ended September 30, 2015. Income before equity-method investment activity, net and income tax expense increased by $36.3 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Equity-method investment activity, net. Equity-method investment activity, net in the nine months ended September 30, 2015 primarily represents our $8.0 million share of loss from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014. Equity-method investment activity, net in the nine months ended September 30, 2014 represents our $0.1 million share of gain from NIIT Uniqua, a joint venture with NIIT Limited.

Income before income tax expense. As a net result of the foregoing factors, income before income tax expense as a percentage of net revenues increased from 11.4% in the nine months ended September 30, 2014 to 12.1% in the nine months ended September 30, 2015. Our income before income tax expense increased by $28.2 million from $191.7 million in the nine months ended September 30, 2014 to $219.9 million in the nine months ended September 30, 2015.

Income tax expense. Our income tax expense decreased from $45.3 million in the nine months ended September 30, 2014 to $44.5 million in the nine months ended September 30, 2015, representing an effective tax rate of 20.2% in the nine months ended September 30, 2015, down from 23.6% in the nine months ended September 30, 2014. The decrease in effective tax rate reflects changes in the jurisdictional mix of our income and growth in lower tax jurisdictions.

Net income. As a result of the foregoing factors, our net income as a percentage of net revenues increased from 8.7% in the nine months ended September 30, 2014 to 9.7% in the nine months ended September 30, 2015. Our net income increased by $29.0 million from $146.4 million in the nine months ended September 30, 2014 to $175.4 million in the nine months ended September 30, 2015.

Net income attributable to non-controlling interest. Non-controlling interest primarily refers to the profit or loss associated with the non-controlling partners’ interest in the operations of Genpact Netherlands B.V. and the non-controlling shareholders’ interest in the operations of Hello Communications (Shanghai) Co., Ltd. As a result of our purchase of the non-controlling interests in Genpact Netherlands B.V. in the third quarter of 2014 we now have 100% control of the entity. Accordingly, no income or loss was attributable to non-controlling interest in respect of Genpact Netherlands B.V. in the nine months ended September 30, 2015.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders as a percentage of net revenues increased from 8.7% in the nine months ended September 30, 2014 to 9.7% in the nine months ended September 30, 2015. Net income attributable to our common shareholders increased by $29.2 million from $146.3 million in the nine months ended September 30, 2014 to $175.4 million in the nine months ended September 30, 2015.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2014 and September 30, 2015 is presented below:

	As of December 31, 2014	As of September 30, 2015	Percentage Change Increase/(Decrease)
	(dollars in millions)		2015 vs. 2014
Cash and cash equivalents	$461.8	$467.5	1.2%
Short-term borrowings	135.0	21.5	(84.1)
Long-term debt due within one year	4.3	39.1	812.4
Long-term debt other than the current portion	649.3	747.1	15.1
Genpact Limited total shareholders’ equity	$1,285.1	$1,281.4	(0.3)%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

Our cash and cash equivalents were $467.5 million as of September 30, 2015, up from $461.8 million as of December 31, 2014. Our cash and cash equivalents are comprised of (a) $217.4 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements and (b) $250.1 million in deposits with banks to be used for medium-term planned expenditures and capital requirements.

As of September 30, 2015, $458.9 million of the $467.5 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $8.7 million of this cash is held by a foreign subsidiary for which we expect to incur a tax liability and have accordingly accrued a deferred tax liability on the repatriation of $8.0 million of retained earnings. $72.8 million of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation.

Pursuant to our share repurchase program, we repurchased 999,416 of our common shares between October 1, 2015 and November 6, 2015 at a weighted average price of $23.73 per share for an aggregate cash amount of $23.7 million.

During the nine and three months ended September 30, 2015, we purchased 7,110,153 and 3,481,704 of our common shares, respectively, at a weighted average price of $22.37 and $22.30 per share, respectively, for an aggregate cash amount of approximately $159.0 million and $77.6 million, respectively.

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

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended September 30,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$178.8	$253.6	41.8%
Investing activities	(196.3)	(78.4)	(60.1)
Financing activities	(152.6)	(152.8)	0.1%

Net increase (decrease) in cash and cash equivalents	$(170.2)	$22.4	(113.1)%

Cash flows from operating activities. We generated net cash from operating activities of $253.6 million in the nine months ended September 30, 2015, up $74.8 million from the nine months ended September 30, 2014. The increase in cash inflows is primarily attributable to a $36.7 million increase in net income adjusted for amortization, depreciation and other non-cash items. A net change in our operating assets and liabilities of $38.1 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 also contributed to the increase in cash generated from operating activities, primarily due to (i) a $25.4 million decrease in net income tax payments resulting from a lower ETR in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and the timing of certain tax payments, including the payment of a one-time intercompany dividend tax of $5.0 million in the nine months ended September 30, 2014, and (ii) improved management of working capital. These items were partially offset by a $10.0 million increase in investments in trade receivables in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and by larger upfront investments in certain client engagements in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015.

Cash flows from investing activities. Our net cash used for investing activities was $78.4 million in the nine months ended September 30, 2015, down $117.9 million from the nine months ended September 30, 2014. This decrease was primarily due to the payment of $123.7 million, net of cash acquired, for our regulatory affairs acquisition in the nine months ended September 30, 2014 compared to payments in the nine months ended September 30, 2015 of (i) $15.1 million for our acquisitions of wealth management operations platforms in the U.S. and U.K. and (ii) $6.1 million for our acquisition of a delivery center in Slovakia. We also made a $13.5 million investment in our non-consolidated affiliate, Markit Genpact KYC Services Limited, in the nine months ended September 30, 2015. The balance of the decrease in net cash used for investing activities was primarily due to lower payments for purchases of property, plant and equipment (net of sales proceeds) of $43.5 million in the nine months ended September 30, 2015 compared to $47.6 million in the nine months ended September 30, 2014.

Cash flows from financing activities. Our net cash used for financing activities was $152.8 million in the nine months ended September 30, 2015, compared to $152.6 million in the nine months ended September 30, 2014. In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of an $800.0 million term loan and a $350.0 million revolving facility. As a result, we extinguished the outstanding term loan, amounting to $663.2 million, under the previous facility and obtained $800.0 million in new funding, resulting in a net inflow of $136.8 million. In the third quarter of 2015, we repaid $10.0 million of the term loan under our new facility. In connection with our entry into the new facility in the second quarter of 2015, we paid $5.5 million in expenses and repaid $135.0 million, representing the amount we had drawn down under the 2012 revolving credit facility as of the date of the June 2015 refinancing. Additionally, in the nine months ended September 30, 2015, we obtained and repaid two short-term loans in the amounts of $672.5 million and $737.5 million, in connection with which we paid debt issuance costs of $1.0 million. We also had lower proceeds from short-term borrowings (net of repayments) of $21.5 million in the nine months ended September 30, 2015 compared to $165.0 million in the nine months ended September 30, 2014. The impact of the foregoing items on cash flows was offset by lower share repurchase payments of $159.0 million in the nine months ended September 30, 2015 compared to $302.6 million and related expenses of $2.5 million in the nine months ended September 30, 2014. Additionally, we made payments for the net settlement of stock-based awards (net of proceeds) of $3.3 million in the nine months ended September 30, 2014 compared to the receipt of proceeds from the issuance of common shares under stock-based compensation plans (net of payments) of $3.2 million in the nine months ended September 30, 2015.

Financing Arrangements (Credit Facility)

In August 2012, we entered into a credit agreement, which was amended in June 2013 to reduce interest payments thereunder, providing for a term loan of $675.0 million and a revolving credit facility of $250 million. In June 2015, we refinanced the 2012 facility through a new credit facility comprised of an $800 million term loan and a $350 million revolving facility. Borrowings under the new facility bear interest at a rate equal to, at our election, either LIBOR plus an applicable margin of 1.50% per annum or a base rate plus an applicable margin of 0.50% per annum, in each case subject to adjustment based on our debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on our election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. There is no LIBOR floor under the new term loan whereas the prior facility provided for a LIBOR floor of 0.75%. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663.2 million as of June 30, 2015, was extinguished. In connection with the termination of the prior facility, we expensed $10.1 million, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Total long-term debt, net of debt issuance costs, was $786.2 million as of September 30, 2015, compared to $653.6 million as of December 31, 2014.

As of December 31, 2014, the 2012 term loan bore interest at a rate equal to LIBOR (subject to a LIBOR floor of 0.75%) plus an applicable margin of 2.75% per annum. As of September 30, 2015, the new term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The amount outstanding on the term loan as of September 30, 2015 will be repaid through quarterly payments of $10.0 million, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

We finance our short-term working capital requirements through cash flows from operations and credit facilities from banks and financial institutions. As of December 31, 2014, short-term credit facilities available to us aggregated $250.0 million and were governed by the same agreement as our long-term credit facility. In June 2015, as described above, we obtained a new revolving facility, increasing the amount available to us on a revolving basis from $250.0 million to $350.0 million. This revolving facility will expire on June 30, 2020. As of December 31, 2014, under our prior revolving facility, the funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 2.50%. As of September 30, 2015, the new revolving facility bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The unutilized amount on the prior facility bore a commitment fee of 0.50% as of December 31, 2014 and 0.25% as of June 30, 2015. Indebtedness under our 2012 facility as of December 31, 2014 was secured by certain assets, and the credit agreement contained certain covenants, including a maximum leverage ratio that became effective only if the revolving facility was drawn for $50.0 million or more. The credit agreement governing our new facility contains certain customary covenants, including a maximum leverage ratio and a minimum interest coverage ratio.

As of both December 31, 2014 and September 30, 2015, a total of $137.2 million and $26.2 million, respectively, in short-term facilities was utilized, of which $135.0 million and $21.5 million, respectively, constituted funded drawdown and $2.2 million and $4.7 million, respectively, constituted non-funded drawdown.

In addition, we have fund-based and non-fund-based credit facilities with banks that are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2014 and September 30, 2015, the limits available were $14.3 million and $16.0 million, respectively, of which $8.1 million and $10.1 million was utilized, constituting non-funded drawdown.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2015:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$846.9	$53.3	$104.5	$689.1	$—
– Principal payments	786.2	39.1	78.4	668.7	—
– Interest payments*	60.7	14.2	26.1	20.4	—
Short-term borrowings	21.7	21.7	—	—	—
– Principal payments	21.5	21.5	—	—	—
– Interest payments**	0.2	0.2	—	—	—
Capital leases	4.4	1.7	2.1	0.6	—
– Principal payments	3.6	1.3	1.8	0.5	—
– Interest payments	0.8	0.4	0.3	0.1	—
Operating leases	99.8	25.7	38.5	24.0	11.6
Purchase obligations	41.5	28.4	11.4	1.7	—
Capital commitments net of advances	5.0	5.0	—	—	—
Earn-out consideration	29.4	18.8	7.6	3.0	—
– Reporting date fair value	25.3	17.4	6.0	1.9	—
– Interest	4.1	1.4	1.6	1.1	—
Other liabilities	98.9	55.6	28.2	15.1	—

Total contractual obligations	$1,147.6	$210.2	$192.3	$733.5	$11.6

*	Our interest payments on long-term debt are calculated at a rate equal to LIBOR plus a margin of 1.50% per annum based on our debt rating as of September 30, 2015.
**	Our interest payments on short-term debt represent estimated payments at a rate equal to LIBOR plus a margin of 1.50% per annum based on our debt rating as of September 30, 2015 and our expectation for the repayment of such debt.

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

In May 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU will be effective for us beginning January 1, 2016, including interim periods in our fiscal year 2016, and allows for both retrospective and prospective adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2015, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarterly period ended September 30, 2015, management excluded an evaluation of the internal controls over financial reporting in respect of acquisitions made in the nine months ended September 30, 2015. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of these acquisitions.

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

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

As we previously disclosed, in February 2015 our Board of Directors authorized a plan to repurchase up to $250.0 million in value of our common shares. This share repurchase plan does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan will be cancelled.

Share repurchase activity during the three months ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
July 1-July 31, 2015	1,424,809	21.67	1,424,809	137,730,006
August 1-August 31, 2015	815,038	22.36	815,038	119,507,284
September 1-September 30, 2015	1,241,857	22.98	1,241,857	90,965,368

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2014 and September 30, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2014 and September 30, 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2015, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2015

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2014 and September 30, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2014 and September 30, 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2015, and (vi) Notes to the Consolidated Financial Statements.