Form 10-K
period 2015-12-31
Genpact LTD
filed 2016-02-26
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $3,386,124,894, based on the closing price of the registrant’s common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $21.33 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

As of February 19, 2016, there were 210,545,157 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

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

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the “Annual Report”) in, among other sections, Item 1—“Business,” Item 1A—“Risk Factors,” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A—“Risk Factors” in this Annual Report. These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political, economic or business conditions in countries where we have operations or where our clients operate;

•	expected spending on business process management and information technology services by clients;

•	foreign currency exchange rates;

•	our ability to convert bookings to revenue;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services industry;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our ability to maintain pricing and asset utilization rates;

•	our ability to hire and retain enough qualified employees to support our operations;

•	increases in wages in locations in which we have operations;

ii

•	our relative dependence on the General Electric Company (GE);

•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR;

•	restrictions on visas for our employees traveling to North America and Europe;

•

fluctuations in exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Guatemalan quetzal, Mexican peso, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Canadian dollar, Saudi Arabian riyal, and Thai bhat;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process outsourcing and information technology services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	our ability to maintain the security and confidentiality of personal and other sensitive data of our clients, employees or others;

•	deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

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

iii

PART I

Item 1.      Business

Overview

Genpact stands for “generating business impact.” We are a global leader in digitally-powered business process management and services. We architect the Lean DigitalSM enterprise through our patented Smart Enterprise Processes (SEPSM) framework that reimagines our clients’ operating models end-to-end, including the middle and back offices. This creates Intelligent OperationsSM that we help design, transform, and run. The impact on our clients is a high return on transformation investments through growth, efficiency, and business agility. For two decades, first as a General Electric division and later as an independent company, we have been passionately serving our clients. Today, we generate impact for a few hundred strategic clients, including approximately one fifth of the Fortune Global 500, and have grown to over 70,000 people in 25 countries, with corporate offices in New York City. The resulting business process and industry domain expertise and experience running complex operations are a unique heritage and focus that help us drive the best choices across technology, analytics, and organizational design.

In 2015, we had net revenues of $2.461 billion, of which $2.001 billion, or 81.3%, was from clients other than GE, which we refer to as Global Clients, with the remaining $460 million, or 18.7%, coming from GE.

Our business was initially conducted through various entities and divisions of GE. We began operating as an independent company in 2004, when GE placed our operations under a newly-formed Luxembourg company and sold indirect interests in us to our initial private equity investors. In 2007, we became a Bermuda company and completed our initial public offering. In 2012, affiliates of Bain Capital Investors, LLC, or Bain Capital, acquired the majority of our initial private equity investors’ interests. As of December 31, 2015, Bain Capital (through its affiliates) owned approximately 27% of our outstanding equity.

We use the terms “Genpact,” “Company,” “we” and “us” to refer to both our predecessor company and its subsidiaries, and Genpact Limited and its subsidiaries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Our Solution

Our vision is to be the global leader in business process management, helping businesses make smarter decisions and realize better business outcomes through our digitally-driven solutions that draw on our deep domain expertise and understanding of process operations, analytics and advanced technology. We seek to build long-term client relationships with companies that wish to improve the ways in which they do business and to whom we can offer a full range of services. With our broad and deep capabilities and our global delivery platform, we deliver comprehensive and innovative solutions incorporating continuous process improvement to clients around the world.

Our business focuses on industry verticals in banking and financial services, insurance, capital markets, consumer product goods, life sciences, infrastructure, manufacturing and services, healthcare and high tech.

Our service offerings in these core verticals are driven by our broad end-to-end process expertise, including:

•	finance and accounting (F&A) services;

•	core industry operations services;

•	analytics and research;

•	business consulting and enterprise risk consulting;

•	transformation services;

•	supply chain and procurement services;

•	enterprise application services;

•	IT infrastructure management services; and

•	collections and customer services.

We seek to deliver significant business impact for our clients by designing, transforming and running a combination of processes, as well as providing solutions that combine elements of several of our service offerings. In providing services across our global delivery platform, we draw on core capabilities in process expertise, analytics capabilities and technology expertise, as well as the operational insight we have acquired from our experience in managing thousands of processes for our clients.

•

Process Expertise.  We have extensive experience in running a wide range of processes and use this expertise to continuously improve and update our patented Smart Enterprise Processes (SEPSM) proprietary framework. We believe we have built a science of process through SEPSM—a patented and highly granular approach to managing business processes. In addition to efficiency, SEPSM focuses on maximizing process effectiveness. We also apply the principles of Lean and Six Sigma to eliminate defects and variation and reduce inefficiency. Our Lean and Six Sigma process rigor also allows us to develop and track operational metrics to measure process performance as a means of monitoring service levels and enhancing productivity.

•

Analytics and Research Capabilities.  Our analytics and research capabilities are central to our ability to improve business processes. They enable us to work with our clients and identify weaknesses in business processes and redesign and transform them to create additional business value. The confluence of big data, regulatory changes and social media are causing a major shift in the way businesses operate. We help our clients harness data to identify trends and issues, uncover new insights, identify and prevent future risks and fine-tune operations to make smarter decisions and meet business goals. We also rigorously apply analytical methodologies, which we use to measure and enhance performance of our client services. In addition, we apply these methodologies to measure and improve our own internal functions, including recruitment and retention of personnel.

•

Technology Expertise.  Our information technology expertise includes extensive knowledge and integration of cloud-based advanced digital technologies, third-party hardware, partner solutions, network and computing infrastructure, and enterprise resource planning (ERP) and other software applications. We use technology to better manage the transition of processes, to automate and run processes more efficiently and to replace or redesign processes to enhance productivity. Our ability to combine our business process and IT expertise, along with our Lean and Six Sigma skills, helps our clients achieve the full potential of business intelligence platforms and web-based software platforms. Additionally, with the growing prevalence of digital technologies incorporated in our solutions, we are certifying a new group of digital black belts and digital master black belts.

•

Operational Insight.  Our operational insight enables us to make the best use of our core capabilities. Operational insight starts with the ability to understand the business context of a process. We place great value on understanding not only the industry in which a client operates, but also the business culture and institutional parameters within which a process is performed. Operational insight also requires the judgment to determine the best way to improve a process in light of the knowledge of best practices across different industries, as well as an appreciation of what solutions can be fully implemented in the context of the particular business environment.

Smart Enterprise Processes (SEPSM)

SEPSM is our patented and highly granular approach to dramatically improving the performance of business processes. In addition to efficiency, it focuses on maximizing process effectiveness.

SEPSM and its more recent evolution, Digital SEPSM, is based on work done in the Genpact Process Innovation Lab, where we leverage our exposure to thousands of business processes and hundreds of millions of client transactions to map and analyze end-to-end processes at a granular level. This enables us to test the effectiveness of a client’s processes by measuring opportunities for improvement across the value chain using best-in-class benchmarks gleaned from within and across industries and to apply our innovative process design, effective, market-leading technology, and analytical skills and tools to improve them. The result is a client-specific road map for maximizing process effectiveness. Benefits are delivered by combining our deep domain knowledge of process, key insights and best practices with execution support including focused IT applications and technology, targeted analytics, transformation services and global delivery services.

Unlike other approaches, SEPSM focuses on measuring business outcomes, such as improving cash flow and margins, which make visible the effectiveness of a process in driving business results. The approach also takes an end-to-end, enterprise-wide view, working beyond traditional organizational silos.

Genpact Digital

Genpact’s Digital practice helps clients reimagine their business operations with an innovative set of advanced technologies along with differentiated core IT services that drive transformative solutions for our clients. Our Systems of Engagement™ solutions provide an engagement layer of agile, nimble technologies that address end-to-end business processes and are built using social, mobility, big data and cloud-based technologies on our foundation of deep process experience and domain expertise.

We recently introduced Lean DigitalSM, our unique approach to reimagining companies’ middle and back offices using the full power of digital. Our Lean DigitalSM solutions address what we view as the shortfalls that result from many companies either focusing their digital interventions only on front-end and customer-facing processes or digitizing broken or inadequate processes without considering enterprise-wide improvements and the related potential business outcomes. Leveraging our strong foundation in Lean and Six Sigma principles, Lean DigitalSM incorporates automation and digital technologies in an end-to-end approach that transforms and digitizes companies’ middle and back-office processes, ensuring a seamless connection to the front end.

Our Strategic Client Model

We seek to create long-term relationships with our clients where they view us as an integral part of their organization and not just as a service provider. These relationships often begin with the outsourcing of discrete processes or with shorter-cycle engagements in analytics and research, business consulting, enterprise risk consulting or transformation services. Over time, these relationships typically expand to encompass multiple business processes across a broader set of functions and geographic areas. As clients adapt to constantly changing environments, many are increasingly turning to Genpact for support in transforming their operations to become more competitive and agile. These long-term transformative engagements are global and multi-tower, combining process, technology, and analytics. No matter how large or small the engagement, we strive to be a seamless extension of our client’s operations. To achieve this goal, we developed the Genpact Virtual CaptiveSM model for service delivery, and we may implement all or some of its features in any given client relationship, depending on the client’s needs. This approach provides clients with dedicated employees and management as well as dedicated infrastructure at our delivery centers to create virtual extensions of the client’s own teams and environments. We train our personnel in the client’s culture to be familiar not only with the process but with the business environment in which it is being executed.

Our Strategy

The specific elements of our strategy include the following:

Enhance Targeted Vertical Industry and Domain Expertise

Clients want partners who know their industry and processes at a granular level. We continue to enhance our industry and domain capabilities through acquisitions, strategic partnerships and by investing in experienced professionals in our targeted verticals and service areas to improve client intimacy and help us deliver end-to-end services that drive business impact.

Guide Global Enterprises to Best-in-Class

Our Smart Enterprise Processes (SEPSM) framework, built on the foundation of thousands of Lean Six Sigma-based improvement ideas and benchmarks around granular process performance, builds deeper client relationships and delivers measurable business impact over time. We have recently begun integrating new digital technologies and data analytics into these frameworks to develop new Digital SEPs. Our differentiated framework is critical not only to extending client contracts but also to creating an expansive partnership with our clients.

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

Expand Geographically in Key Markets

We deliver our services and solutions from service delivery centers in 17 countries, including eight locations in the United States. We continue to expand and diversify our delivery capabilities globally in order to be closer to our clients.

Our Services

Our client solutions often combine several of our service offerings. We recognize that our clients are focused on achieving business outcomes, rather than on transferring particular processes or using particular platforms. Accordingly, we focus on understanding their business needs and the business context of their existing processes in order to design appropriate and comprehensive solutions.

Our core vertical activities for our clients include the following:

•

Banking and Financial Services.  Our banking and financial services core operations include application processing; mortgage loan origination; wealth management, risk management; omni-channel account servicing and set-up; collections and customer services; commercial lending, business banking, auto finance, and finance and accounting activities. We use our analytics capabilities to help our clients price products, estimate capital and reserve requirements, analyze and monitor portfolios, and manage risk. We also handle reporting and monitoring services for statutory and regulatory compliance, portfolio and performance review services and financial planning and tax services. Our services for financial services clients include investment banking support for deals, asset-backed finance surveillance, trade finance support, payment and fraud operations support, Basel II/III support and risk analysis for derivatives and foreign exchange. Our wealth management services include brokerage and retirement offerings that provide end-to-end process services, including onboarding, reconciliations, plan administration, fund administration, and trade support.

•

Insurance.  Our insurance services include underwriting, claims management, risk and catastrophe modeling, customer segmentation and loyalty, and finance and accounting activities. We offer insurance services to several industry sectors—life and annuities, property and casualty, and reinsurance—and provide what we refer to as a “virtual insurance company” for our clients in the insurance industry. We cover many phases of insurance business processes including product development, finance, risk management, actuarial, sales and marketing, underwriting support, and claims and policy administration.

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

•

Life Sciences.  Our life sciences and pharmaceutical services include contract management for managed markets; regulatory affairs services, including lifecycle management, regulatory operations, Chemistry Manufacturing Controls (CMC) compliance, safety and pharmacovigilance, and regulatory information management; multi-channel customer experience for medical information, sales and marketing, direct-to-consumer support, patient assistance programs (access and reimbursement), and patient support programs; and enterprise services such as F&A, indirect procurement, IT operations, risk management and audit support. We also provide comprehensive analytics services including market research and competitive intelligence, patient level data analysis, physician and drug analysis, social media monitoring and data management.

•

Infrastructure, Manufacturing and Services.  Our infrastructure, manufacturing and services offerings include enterprise processes such as finance and accounting, indirect procurement and IT operations. Our industry specific solutions include industrial internet solutions, aftermarket services support, industrial asset optimization, engineering services covering the complete product lifecycle from concept to release and sustaining engineering, supply chain management, direct procurement and logistics services.

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

In addition to these vertical activities, our broad end-to-end process expertise spans a number of service areas, including F&A services, core industry operations services, analytics and research, business consulting and enterprise risk consulting, transformation services, supply chain and procurement services, enterprise application services, IT infrastructure management services, and collections and customer services.

Finance and Accounting (F&A)

We believe we are one of the world’s premier providers of F&A services. Our services include Accounts Payable (AP), Order to Cash (OTC), Record to Report (R2R), and Enterprise Risk and Compliance services. Our AP services span the end-to-end AP function and include document management, invoice processing, approval and resolution management, and T&E processing. Our OTC services cover customer master data management, credit and contract management, fulfillment, billing, collections, and dispute management services. Our R2R services encompass accounting, closing and reporting, including SEC reporting, treasury, tax services, financial planning and analysis, and product cost accounting. Genpact Enterprise Risk and Compliance specializes in operational risk, SOX advisory, third-party risk management and regulatory compliance with services such as enterprise risk management, internal audits, FCPA and IT risk management.

In addition to managing our clients’ finance and accounting processes, we help them design, transform, and run their finance operating models to achieve best-in-class performance. Genpact Systems of EngagementTM for F&A creates an agile technology layer that complements existing systems of record, providing continuity of information and operations across the enterprise. Our Systems of EngagementTM modules for OTC, AP, and R2R support smart processes, detailed analytics, and a host of agile technologies, including proprietary cloud-based technology platforms and bolt-on, best-of-breed solutions from our technology partners. Our F&A services also include SEPSM frameworks and solutions, which aim to significantly improve client processes.

Core Industry Operations Services

We help our clients design, transform and run core enterprise operations specific to their industries. On the foundation of domain expertise embedded in our SEPSM frameworks, we use our Lean DigitalSM approach to leverage Systems of EngagementSM technologies and specialized analytics to power what we refer to as Intelligent OperationsSM. We support our clients’ core operations in retail and commercial banking, capital markets, insurance, healthcare, life sciences, manufacturing, consumer goods and high tech.

Analytics and Research

We offer analytics services both on a standalone basis and as an integrated part of our other service offerings. We help our clients re-imagine their business operations in the context of analytics and technology through the delivery of Genpact Intelligent OperationsSM fueled by our Lean DigitalSM approach. Using our Systems of EngagementTM approach, we have built what we refer to as the Genpact Intelligent Process Insights Engine, a process-aware platform that embeds technology and analytics to deliver purpose-built analytics applications. Through our Data-to-ActionSM Analytics approach, we help our clients harness data to assess business opportunities, mitigate risks, improve performance or otherwise help their businesses. Companies do not always recognize the inherent potential in data or do not have the capability to apply the rigorous analytical models that might reveal opportunities. Our domain-specific analytics prowess, along with a sophisticated innovation ecosystem, is increasingly embedded in all of our service offerings to help clients make timely, informed and fact-based decisions. By quantitatively and qualitatively scrutinizing data, we can deliver the insight necessary for our clients to assess new business opportunities, mitigate market risks, and make better business decisions. Our Smart Decision Lab was created to facilitate collaboration and innovation with clients and industry experts, leveraging the combination of data and analytics with process expertise. Our Smart Decision Lab was incubated to create new lines of competency, build solution prototypes, test new business use cases, and develop intelligent technology applications.

Business Consulting and Enterprise Risk Consulting

We partner with our clients through the lifecycle of designing, transforming and running a broad range of their processes. Our consulting groups help clients design the right strategy and target operating model for their functions. We help clients develop transformation roadmaps that deliver a target operating model vision and implement process-level improvements. Our business and enterprise risk consulting teams support our clients through transformation delivery, including enhanced regulatory compliance. We improve risk and control environments across operational and regulatory processes while preserving value and mitigating risk exposure. Our consulting business is built on our deep understanding of the complete enterprise operating model and draws on our expertise in process, state-of-the-art technology, organizational structures, compliance, and risk-mitigation strategies. We combine a design-thinking approach with our industry and domain expertise to create client offerings that apply cutting-edge digital technologies and analytics with a goal of driving fundamental shifts in clients’ business performance.

Transformation Services

Our transformation services help clients realize cost savings and/or increased revenues by improving or re-engineering business processes that are underperforming or designing processes that are needed to meet growth objectives. Clients engage our transformation teams to provide an end-to-end view of their organization and help determine business process needs at a strategic level as well as at the execution level. Strategically, we help clients achieve a comprehensive assessment of how well their enterprise-level processes, such as source-to-pay, order-to-cash, record-to-report, inquiry-to-order, new product introduction and sales force effectiveness, perform against industry benchmarks and best practices. At the execution level, we institutionalize the recommendations by deploying resources to train the client team and drive sustainable best practices.

Supply Chain and Procurement

Our supply chain and procurement services include direct and indirect strategic sourcing, category management, spend analytics, procurement operations, master data management, and other procurement and supply chain advisory services. We work with our clients to design, transform and run sourcing strategies across expense categories, drive process compliance, and realize significant cost reduction in their businesses. This includes sourcing and procurement process transformation, inventory planning and optimization, value transformation, and process automation. We integrate disparate technology systems and provide dynamic digital dashboard reporting while transforming business operations and improving service productivity. We leverage our technology expertise in delivering our services in this area, particularly in automating order management processes and optimizing the supply chain. We have competency in many of the custom platforms used by our clients and are not tied to any single platform or vendor.

Enterprise Application Services

Our information technology approach focuses on business outcomes and related business processes. Equipped with industry and functional expertise and guided by our proprietary Lean DigitalSM approach, we aim to create Intelligent OperationsSM that execute efficiently and effectively, and continuously learn to adapt. Our focused approach is designed to maximize the impact that business processes have on business outcomes while limiting capital expenditures, risk, complexity, and time-to-benefit. Our solutions include business intelligence and data services, enterprise resource planning, quality assurance and technology integration. We also have significant expertise in Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle, SAP and Microsoft.

IT Infrastructure Management Services

Our IT infrastructure management services consist of end user computing, infrastructure management services, application production support and database management services. We provide support in more than 25 languages with a global footprint of native speakers. We provide monitoring and management of clients’ data centers, servers, storage, emails, networks, databases, applications and end user devices. We use a network of Remote Operations Centers to provide 24/7 infrastructure monitoring and management. Along with Information Technology Infrastructure Library (ITIL) ISO 20000, we use Six Sigma and Lean principles to address technology problems and to enable our clients to align their IT to business priorities and at the same time reduce technology costs. We use our proprietary SEPSM framework Service Disruption to Restore (D2R), along with our accelerators and IP frameworks, to continuously reduce defects. We also provide cloud enablement services, ITIL implementation services and comprehensive BPaaS services.

Collections and Customer Services

Our collections and customer services are provided primarily in the areas of consumer banking, business-to-business finance and mortgage servicing. Our collections services include collections strategy design through smart analytics and a full range of accounts receivable management services, such as early to late stage collections, skip-tracing, refunds and other specialized services. In our collections services, we act as an agent only; we do not acquire debts for our own account or handle debtor payments. Our customer services include account servicing and customer care services such as handling customer queries, general servicing and dispute resolution. We provide multi-channel voice and non-voice services, and we also provide origination and order management support.

Our Clients

Our clients include some of the best known companies in the world, many of which are leaders in their respective industries.

GE has been our largest client since our inception and accounted for approximately 18.7% of our 2015 revenues. We currently provide services to most of GE’s business units, including GE Capital, Power and Water, Oil and Gas, Energy Management, Renewables, Aviation, Healthcare, Transportation, Current, Digital and Corporate. The services we currently provide to GE are broad in their nature and are drawn from all of our service offerings. Although we have a single master services agreement, or MSA, with GE, we have many statements of work, or SOWs, with GE that cover in more detail the nature of the work we will perform and the amounts we will bill for the relevant services. Currently, as a general matter, each GE business unit makes its own decisions as to whether to enter into a SOW with us and as to the terms of any such SOW. Therefore, although some decisions may be made centrally at GE, our revenues from GE are generally attributable to a number of different businesses each with its own leader responsible for decision-making regarding our services.

We have over 700 clients spread across a variety of industries and geographies. Our net revenues from Global Clients have grown rapidly in the last five years, from approximately $780 million in 2010 to approximately $2 billion in 2015, a compound annual growth rate of 20.7%. Our net revenues from Global Clients as a percentage of total net revenues increased from 62.0% in 2010 to 81.3% in 2015. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classification of

Certain Net Revenues.” The majority of our Global Clients are based in the United States, and we also have Global Clients in Europe, Asia and Australia.

Our contracts with our clients generally take the form of an MSA, which is a framework agreement that is then supplemented by SOWs. Our MSAs specify the general terms applicable to the services we will provide. For a description of our MSAs and SOWs, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

We serve about one fifth of the Global Fortune 500, including AstraZeneca, Boeing, Citigroup, GE, GlaxoSmithKline, Heineken, Honeywell, Merck, Mondelez, Nissan, Walgreens and Wells Fargo.

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

As of December 31, 2015, we had approximately 72,000 employees. We monitor and manage our attrition rate very closely, and believe it is one of the lowest in the industry. We attribute this to our reputation, our ability to attract high quality applicants, our emphasis on maintaining our culture and the breadth of exposure, experience and opportunity for advancement that we provide to our employees.

Lean and Six Sigma Methodologies

Lean is a methodology for reducing waste or inefficiency in a process. Among other things, it is designed to measure and eliminate overproduction, over-processing and waiting, and to improve the flow of a process. Six Sigma is a method for improving process quality by removing variation, defects and their causes from business activities. We have Lean Six Sigma programs that train, test and grade employees in Lean and Six Sigma principles and award them Lean Six Sigma certifications. We recently launched a simplified transformation framework – ProDGSM, a four-step method focused on driving outcomes leveraging Lean Six Sigma, transformation, change management, digital and design thinking tools The rankings of Lean Six Sigma qualifications from lowest to highest are green belt, black belt and master black belt.

As of December 31, 2015, we had more than 15,000 employees with Six Sigma green belt training, over 600 employees with Six Sigma black belt training, and more than 42,000 Lean-trained employees. This large number of employees with Lean Six Sigma training helps infuse our organization with a disciplined, analytical approach to everything we do.

Recruiting

We face meaningful competition for skilled employees in every jurisdiction in which we operate. We have refined our talent acquisition strategy by organizing our recruiting teams by industry vertical and utilizing an internal executive recruiting team, social media platforms, online job portals and professional search firms to recruit globally. Our internal employee referral program has also become a key recruiting vehicle for us. We believe that our focus on our employees’ career development makes us attractive to candidates beyond our delivery center locations. As part of our global diversity and inclusion efforts, we have launched Career 2.0, a program to attract top female leaders who have just returned from the workforce after an extended break.

Training and Development

We believe in extensive and continuous training of our employees. We have the infrastructure to train approximately 5,200 people at any one time with 234 trainers. In 2015, we had more than 16,000 employees enrolled in part-time professional degree, e-learning and other non-degree programs provided internally or by universities and other third parties. Our training programs are designed to transfer the industry-specific knowledge and experience of our industry leaders to our employees to ensure we maintain our deep process and domain expertise across the industries and processes in which we work. Our training programs cover a large number of topics, including specific service offerings, key technical and IT skills, our different clients’ workplace cultures and Lean and Six Sigma methodologies. A large part of our continuous training is designed to impart the skills and knowledge required by our employees to move to positions of increasing responsibility within Genpact.

Retention

In order to meet our growth and service commitments, we are constantly striving to attract and retain employees. There is significant turnover of employees in the business process management and information technology sectors generally, particularly in India where the majority of our employees are currently based. Our attrition rate for all employees who have been employed by us for one day or more was 27% in 2015. We believe this rate is relatively low for our industry based on statistics published by industry associations such as NASSCOM. We attribute this low attrition rate to a number of factors, including our effective recruiting measures, extensive training and a strong culture of providing opportunities for growth and learning. Approximately 13% of our employees were promoted in 2015, and we filled a majority of new positions internally.

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

Corporate Social Responsibility

Genpact’s approach to Corporate Social Responsibility focuses on three pillars that reflect our strengths and core expertise as well as causes that our employees are passionate about:

•	Education and employability
•	Environment and sustainability
•	Inclusion and community outreach

We have institutionalized a culture of giving and volunteering through a number of global platforms, programs, projects and social initiatives. Our more than 14,000 employee volunteers have, among other things, helped underprivileged children and women to develop vocational skills, worked on environmental initiatives such as rejuvenating urban forest land and participating in cleaning drives, and participated in programs that address the health and nutritional needs of the poor. Additionally, more than 15,000 of our employees have participated in our payroll-based charitable donation programs.

Our Alliances

We have entered into and continue to pursue partnerships or alliances with companies whose capabilities complement ours in an effort to enhance our existing solutions or create new solutions to address market needs. Such alliances may be transaction or deal-specific, may be for the development of joint capabilities in a service line or may take the form of enterprise-wide transformational partnerships. For example, we have a joint venture with Markit Limited, KYC.com, to create a streamlined service to manage “Know-Your-Customer” information for clients in our capital markets vertical.

We recently launched an incubation program designed to enrich our Lean DigitalSM solutions by nurturing partnerships with established and emerging players and start-ups that specialize in leading-edge disruptive digital technologies. Our goal is to quickly transform business processes and operations to create a step change in companies’ competitiveness. A key ingredient in this ecosystem is our extensive work with our many clients across industries. Our innovation center will combine our partners’ solutions with our expertise and hands-on practical experience.

Sales and Marketing

We market our services to both existing and potential clients through our business development team. Members of this team are based around the globe, including in the United States, Europe, Australia and Asia, and dedicate their time to expanding the services we provide to our existing clients as well as acquiring new clients.

We have designated client partners or global relationship managers for each of our strategic relationships. The relationship manager is supported by process improvement, quality, transition, finance, human resources, information technology and industry/product subject matter expert teams to ensure the best possible solution is provided to our clients. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as the Net Promoter Score. Our sales force is primarily organized by industry vertical teams that are supported by horizontal service offerings.

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

As our relationship with a client grows, the time required to win an engagement for additional services often gradually declines. In addition, as we become more knowledgeable about a client’s business and processes, our ability to identify opportunities to create value for the client typically increases. For example, productivity benefits and greater business impact can often be achieved by applying our SEPSM methodology, by focusing on processes that are “upstream” or “downstream” from the processes we initially handle, or by applying our analytical and IT capabilities to re-engineer processes. In addition, clients often become more willing over time to turn over more complex and critical processes to us as we demonstrate our capabilities.

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

Significant new business opportunities are reviewed by business and sales leaders from the applicable industry vertical, operations personnel, and members of our finance department. If they determine that the new business is aligned with our strategic objectives and a good use of our resources, then our business development team is authorized to pursue the opportunity.

Global Delivery Platform

A key differentiator for us is our global network of 72 delivery centers in 17 countries. We also have a number of employees who work directly in client locations or provide services from a virtual environment which offers flexibility for both clients and employees. Our presence in locations around the world provides us with multi-lingual capabilities, access to a larger talent pool, “near-shoring” capabilities to take advantage of time zones, as well as the ability to provide services from the United States. With this network, we manage complex processes in multiple geographic regions. We use different locations for different types of services depending on the specific client needs and the mix of skills and cost of employees available in each location. We choose the location of our delivery centers based on a number of factors, which include the available talent pool, infrastructure, government support and operating costs, as well as client demand.

We have been a pioneer in our industry in opening centers in several cities in India as well as in some of the other countries in which we operate. We were one of the first companies in our industry to establish operating centers in certain locations, including Dalian, Foshan and Huaqiao in China; Bucharest, Romania; and Gurgaon, Hyderabad, Jaipur and Kolkata in India. We constantly evaluate new locations, including new countries and new cities within countries in which we currently operate, as potential sites for delivery centers and offices. Our delivery centers are located in Brazil, China, the Czech Republic, Guatemala, India, Japan, Kenya, Mexico, the Netherlands, the Philippines, Poland, Romania, Slovakia, South Africa, the United Arab Emirates, the United Kingdom, and the United States. As of December 31, 2015, we provided services in more than 30 languages.

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

•	smaller, niche service providers that provide services in a specific geographic market, industry or service area; and

•	in-house departments of companies that use their own resources rather than engage an outside firm for the types of services and solutions we provide.

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

In addition, the terms of our service contracts typically require that we comply with applicable laws and regulations. In some contracts, we are contractually required to comply even if such laws and regulations apply to our clients, but not to us. In some of our service contracts, our clients require us to take specific steps intended to make it easier for our clients to comply with requirements that are applicable to them. In some of our other service contracts, our clients undertake the responsibility to inform us about laws and regulations that may apply to us in jurisdictions in which they are located.

If we fail to comply with any applicable laws and regulations, we may be restricted in our ability to provide services, and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations. Our clients generally have the right to terminate our contracts for cause in the event of regulatory failures, subject to notice periods. See Item 1A—“Risk Factors—Risks Related to our Business—Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these laws and regulations could harm our business.” If we fail to comply with contractual commitments to facilitate our clients’ compliance, we may be liable for contractual damages, and clients in regulated industries may be less willing to use our services.

In the United States, we are either directly subject to, or contractually required to comply or facilitate our clients’ compliance with, laws and regulations arising out of our work for clients operating there, especially in the area of banking, financial services and insurance, such as the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Right to Financial Privacy Act, the USA PATRIOT Act, the Bank Service Company Act, the Home Owners Loan Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Troubled Assets Relief Program, as well as regulation by U.S. agencies such as the SEC, the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Commodity Futures Trading Commission, the Federal Financial Institutions Examination Council, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau. We are also subject to regulation under the Health Insurance Portability and Accountability Act, the Federal Trade Commission Act, the Family Educational Rights and Privacy Act, the Communications Act, the Electronic Communications Privacy Act and applicable regulations in the area of health and other personal information that we process as part of our services.

Because of our debt collections work in the United States, we are also regulated by laws such as the Truth in Lending Act, the Fair Credit Billing Act and the Fair Debt Collection Practices Act and related regulations. We are currently licensed to engage in debt collection activities in all jurisdictions in the United States where licensing is required.

Because of our mortgage origination activities in the United States, in addition to the applicable regulations listed above, we are subject to laws such as the S.A.F.E. Mortgage Licensing Act, the Bank Secrecy Act, the Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act, the Fair Housing Act, the Homeowners Protection Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act and by regulatory bodies such as the U.S. Department of Housing and Urban Development. We currently hold mortgage related licenses in 48 states and the District of Columbia and are regulated by each applicable state regulatory agency.

Because of our insurance processing activities, we are currently licensed as a third party administrator in 41 states and are regulated by the department of insurance in each such state. In two other states, we qualify for regulatory exemption from licensing based on the insurance processing activities we provide.

We are affected by laws in the United States, the United Kingdom and the EU that are intended to limit the impact of outsourcing on employees in those countries. See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

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

Several of our service delivery centers, primarily located in India, China, the Philippines and Guatemala, benefit from tax incentives or concessional rates provided by local laws and regulations. The Indian Special Economic Zones Act of 2005, or SEZ legislation, introduced a tax holiday in certain situations for operations established in designated “special economic zones,” or SEZs. The SEZ tax benefits are available only for new business operations that are conducted at qualifying SEZ locations. We cannot predict what percentage of our operations or income in India or other jurisdictions in future years will be eligible for a tax holiday. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Income Taxes.” In addition to the tax holidays described above, certain benefits are also available to us under certain Indian state laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions and commercial usage of electricity.

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

Under Bermuda law, “exempted” companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an exempted company, we may not, without a license granted by the Minister of Economic Development, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind, for which we are not licensed in Bermuda.

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

Executive Officers

The following table sets forth information concerning our executive officers as of February 15, 2016:

Name	Age	Position(s)
N.V. Tyagarajan	54	President, Chief Executive Officer and Director
Edward Fitzpatrick	49	Chief Financial Officer
Patrick Cogny	49	Senior Vice President, Infrastructure, Manufacturing and Services
Victor Guaglianone	60	Senior Vice President and General Counsel
Piyush Mehta	47	Senior Vice President, Human Resources
Arvinder Singh	51	Senior Vice President, Capital Markets and IT Services
Mohit Thukral	50	Senior Vice President, Banking, Financial Services and Insurance

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

Edward Fitzpatrick became our Chief Financial Officer in July 2014. Prior to joining Genpact, he spent 13 years at Motorola Solutions Inc. and its predecessor company Motorola Inc., most recently serving as executive vice president and Chief Financial Officer. Prior to Motorola, he worked at General Instrument Corporation and Price Waterhouse, LLP. Mr. Fitzpatrick also currently serves as a director of CBOE, Inc.

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

Historically, GE has accounted for a significant portion of our revenues and any material loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.

Historically, we have derived a significant portion of our revenues from GE. For 2013, 2014 and 2015, GE accounted for 22.6%, 20.4% and 18.7% of our revenues, respectively. As a result of GE’s publicly announced plan to divest a significant portion of its GE Capital business, we expect that our services for GE will decline as GE concludes the planned divestitures. We intend to make efforts to procure contracts with respect to the divested businesses; however, there can be no assurance that we will be able to procure any such contracts or that such contracts would be on favorable terms. In addition, our master services agreement with GE, which commits GE to purchase minimum dollar amounts of services annually, expires in December 2016. As a result of the foregoing, we expect our revenues from GE to continue to decline in the future.

We expect that our business with GE will continue to come from a variety of GE’s businesses and that, in general, GE’s decisions to use our services will continue to be made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, we expect that the total level of business we receive will continue to depend on the decisions of the various operating managers of such businesses. Finally, there can be no assurance that GE will not establish its own business unit to provide English-language business process services from low-wage countries or otherwise compete with us.

Any of the above events could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to, or subject to contractual requirements to comply with or facilitate our clients’ compliance with, numerous, and sometimes conflicting, legal regimes on matters such as anticorruption, import/export controls, trade restrictions, taxation, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection, wage-and-hour standards, and employment and labor relations. Our clients’ business operations are also subject to numerous regulations, and our clients may require that we perform our services in compliance with regulations applicable to them or in a manner that will enable them to comply with such regulations.

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

In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anticorruption laws or regulations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010. Our employees, subcontractors, agents, joint venture partners, the companies we acquire and their employees, subcontractors and agents, and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, any of which could materially adversely affect our business, including our results of operations and our reputation.

Tax matters may have an adverse effect on our operations, effective tax rate and financial condition.

We are subject to income taxes in the United States and in numerous foreign jurisdictions, notably in India where we have substantial operations and derive substantial revenue. Our provision for income taxes, actual tax expense and cash tax liability could be adversely affected by a variety of factors including, but not limited to, lower income before taxes generated in countries with lower tax rates; higher income generated in countries with higher tax rates; changes in tax laws and regulations or in applicable income tax treaties; changes in accounting principles or interpretations thereof or in the valuation of deferred tax assets and liabilities; the possible disappearance of certain tax concessions that we have enjoyed in prior years; and adverse outcomes of tax examinations and pending tax-related litigation. Any of these factors could have a material adverse effect on our operations, effective tax rate and financial condition.

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service and tax authorities around the world, notably in India where we have substantial operations and derive substantial revenue, and there can be no assurance that negative outcomes from those examinations or any appeals therefrom will not adversely affect our provision for income taxes and cash tax liability, which in turn could have a material adverse effect on our operations, effective tax rate and financial condition. For example, the Government of India is appealing a 2011 ruling by the Delhi High Court that Genpact India (one of our subsidiaries) cannot be held to be a representative assessee of GE in connection with an assertion that GE has a “permanent establishment” in India by reason a 2004 transfer of shares of our predecessor company. We believe that, if the Government of India is successful in its appeal, GE would be obligated to indemnify us for any resulting tax, though there can be no assurance as to the outcome of this matter.

In addition, the Government of India issued assessment orders to us in 2014 and 2015 seeking to assess tax on certain transactions that occurred in 2009 and 2010. We do not believe that the transactions should be subject to tax in India, primarily due to the relief provided under the Mauritius-India treaty, and have accordingly filed appeals. We have received demands for potential tax claims resulting from these two assessments in an aggregate amount of approximately $57 million, including interest. To date, we have paid a total of $28 million to the Indian tax authority under protest, and may be required to pay the remainder of the demands pending resolution of the matter. There is no assurance that we will prevail in this matter or similar transactions where we have relied on the Mauritius-India treaty, and a final determination of tax in the amounts claimed could have a material adverse effect on our operations, effective tax rate and financial condition.

More generally, the Indian tax authorities may claim that Indian tax is owed with respect to certain of our transactions, such as our acquisitions (including our subsidiaries organized under Indian law or owning assets located in India), internal reorganizations and the sale of our shares in public offerings or otherwise by our existing significant shareholders, in which indirect transfers of Indian subsidiaries or assets are involved. Those authorities may seek to impose tax on us directly or as a withholding agent or representative assessee of the seller in these or other transactions.

Furthermore, there is growing pressure in many jurisdictions and from multinational organizations such as the Organization for Economic Cooperation and Development (OECD) and the European Union (EU) to amend existing international tax rules in order to render them more responsive to current global business practices. For example, in October 2015 the OECD published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting (BEPS) initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package will require amendments to the domestic tax legislation of various jurisdictions. Separately, the European Union is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefitted taxpayers in particular cases. Although we monitor these developments, it is very difficult to assess to what extent these changes may be implemented in the jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. As these and other tax laws and related regulations and practices change, those changes could have a material adverse effect on our operations, effective tax rate and financial condition.

If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase.

We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales and delivery functions. U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be on arm’s-length terms. We consider the transactions among our subsidiaries to be substantially on arm’s-length terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows, which in turn could have a material adverse effect on our operations, effective tax rate and financial condition.

Our revenues are highly dependent on clients located in the United States and Europe, as well as on clients that operate in certain industries. If events or conditions occur which adversely affect the economic health of the United States or Europe, demand in the United States or Europe or in certain industries for the type of services we provide, or the rate of growth in the industries in which our clients operate, our business, results of operations and financial condition may be materially and adversely affected.

In 2015, more than 65% of our revenues were derived from clients based in North America and more than 15% of our revenues were derived from clients based in Europe. Additionally, in 2015, more than 40% of our revenues were derived from clients in the financial services industry, which includes insurance.

A number of factors could adversely affect our ability to do business in the United States or Europe, which could in turn have a material adverse effect on our business, results of operations and financial condition. Any deterioration in economic activity in the United States or Europe could adversely affect demand for our services, thus reducing our revenue. Increased regulation, changes in existing regulation or increased government intervention in the industries in which our clients operate may adversely affect growth in such industries and therefore have an adverse impact on our revenues.

We may face difficulties in providing end-to-end business solutions or delivering complex and large projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business.

We continue to expand the nature and scope of our engagements and have recently expanded our service offerings to incorporate digital solutions that use social, mobility, big data and cloud-based technologies. Our ability to effectively offer a wide breadth of end-to-end business solutions depends on our ability to attract existing or new clients to new service offerings, and the market for end-to-end solutions is highly competitive. We cannot be certain that our new service offerings, particularly our newer digital offerings, will effectively meet client needs or that we will be able to attract clients to these service offerings. The complexity of our new service offerings, our inexperience in developing or implementing them, and significant competition in the markets for these services may affect our ability to market these services successfully. In addition, the breadth of our existing service offerings continues to result in larger and more complex projects with our clients, which have risks associated with their scope and complexities. Our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages. Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our profitability.

We may fail to attract and retain enough qualified employees to support our operations.

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—“Business—Our People.” In 2015, our attrition rate for all employees who were employed for a day or more was approximately 27%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2015 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

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

Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.

Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, pounds sterling, the Australian dollar, the Japanese yen and the Indian rupee. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, Romanian lei, euros, pounds sterling, Philippine pesos, Japanese yen, Polish zloty, Mexican pesos, Guatemalan quetzals, the South African rand and Hungarian forints. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee, the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

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

The information technology industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. The success of our digital and information technology business depends, in part, upon our ability to develop solutions that keep pace with changes in the industry. We may not be successful in addressing these changes on a timely basis or successfully marketing any changes that we implement. In addition, products or technologies developed by others may render our services uncompetitive or obsolete. Failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

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

On June 30, 2015, we entered into a five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The credit agreement provides for an $800 million term credit facility and a $350 million revolving credit facility, and may be increased by us by up to $150 million (or a greater amount based on certain conditions). The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2015, the total amount due under the credit facility, including the amount utilized under the revolving facility, was $801.5 million.

Our credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt which could adversely affect our business and financial condition.

In addition, we may have limited ability to increase our borrowings under our existing credit agreement without increased pricing. We may in the future require additional financing to fund one or more acquisitions and may not be able to obtain such additional financing on competitive terms, which could restrict our ability to complete such transactions.

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

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, sample-based testing, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, the market price of our common shares and our ability to obtain new business could be materially adversely affected.

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

We could be liable to our clients or others for damages, subject to criminal liability, and our reputation could be damaged, if our information systems are breached or confidential or sensitive client or employee data is compromised.

We are often required to collect, process and store sensitive or confidential client data in connection with the services we provide under our contracts, including names, address, social security numbers, personal health information, credit card account numbers, payment history records, and checking and savings account numbers. In addition, we collect and store data regarding our employees. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate. If any person, including any of our current or former employees, negligently disregards or intentionally breaches our established controls with respect to sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

The threat of incursion into our information systems and technology infrastructure has increased in recent years with the increasing number and sophistication of third parties who have hacked, attacked, disrupted or otherwise invaded information systems of other companies and have misappropriated or disclosed data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, whether through breach of our computer systems, systems failure or otherwise, the market perception of the effectiveness of our security measures and our reputation could be harmed and we could lose existing or potential customers. We may also be liable to our clients or others for damages caused by disclosure of confidential information or system failures. Many of our contracts do not limit our potential liability for breaches of confidentiality. We may also be subject to civil actions and criminal prosecution by government or government agencies for breaches relating to such data. Our insurance coverage for breaches or mismanagement of such data may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims.

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

Our industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in our markets are breadth and depth of process, technology and domain expertise, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price and marketing and sales capabilities. We compete for business with a variety of companies, including large multinational firms that provide consulting, technology and/or business process services, off-

shore business process service providers in low-cost locations like India, in-house captives of potential clients, software services companies that also provide business process services and accounting firms that also provide consulting or outsourcing services.

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

A significant percentage of our issued and outstanding common shares are currently beneficially owned by affiliates of Bain Capital. As of December 31, 2015, Bain Capital (through its affiliates) beneficially owned approximately 27% of our outstanding common shares.

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

As of December 31, 2015, we have approximately $1,038.3 million of goodwill and $98.6 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment testing at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.

Risks Related to our Shares

Future sales of our common shares could cause our share price to decline.

Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2015, Bain Capital (through its affiliates) and its co-investors beneficially owned approximately 32% of our outstanding common shares. Subject to certain restrictions set forth in our shareholder agreement with Bain Capital and its co-investors, such shareholders are able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

Pursuant to our shareholder agreement, Bain Capital has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering all of the common shares it owns or to include those common shares in registration statements that we may file for ourselves or for another holder of our common shares. Following their registration and sale under the applicable registration statement, those shares will become freely tradable. By exercising their registration rights and selling a large number of common shares, these holders could cause the price of our common shares to decline. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common shares.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.      Properties

We have delivery centers in 17 countries. Our only material properties are our premises in India at Phase V, Gurgaon, which comprises of 212,531 square feet, and Uppal, Hyderabad which comprises approximately 449,286 square feet, both of which we own. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that all of our properties and facilities are well-maintained.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” The following table sets forth the high and low closing sales price of the Company’s common shares for each quarter of 2014 and 2015. As of January 31, 2016, there were 20 holders of record of our common shares.

	Sales Price
	High	Low
Year Ended December 31, 2015:
First Quarter	$23.76	$18.87
Second Quarter	$23.31	$21.33
Third Quarter	$23.64	$21.22
Fourth Quarter	$25.85	$23.42

Year Ended December 31, 2014:
First Quarter	$18.25	$14.28
Second Quarter	$17.66	$16.04
Third Quarter	$18.27	$16.32
Fourth Quarter	$19.30	$15.81

The following graph and table compare the performance of an investment in our common shares with investments in the S&P 500 Index (capitalization weighted) and a peer group of companies for the period from January 1, 2011 through December 31, 2015. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The graph presents the average of the returns of the component entities of our peer group index as of the beginning of each period for which a return is presented. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012
Genpact	$93.60	$111.44	$93.02	$96.64	$105.37	$107.50
Offshore IT/BPO & Global IT	$99.18	$95.50	$86.73	$84.34	$101.36	$86.12
S&P 500	$104.24	$103.83	$88.96	$98.88	$110.74	$107.10

	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Genpact	$107.82	$100.19	$117.58	$124.37	$122.04	$118.75
Offshore IT/BPO & Global IT	$96.65	$92.77	$111.61	$102.63	$118.27	$130.33
S&P 500	$113.27	$112.13	$123.38	$126.29	$132.21	$145.33

	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015
Genpact	$112.61	$113.32	$105.49	$122.37	$150.29	$137.88
Offshore IT/BPO & Global IT	$126.84	$125.17	$126.24	$132.59	$154.08	$153.00
S&P 500	$147.21	$154.12	$155.07	$161.88	$162.59	$162.21

	9/30/2015	12/31/2015
Genpact	$152.62	$161.47
Offshore IT/BPO & Global IT	$160.87	$169.71
S&P 500	$150.96	$160.70

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act of 1934.

Dividends

We have not declared a cash dividend in the past two fiscal years. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions, capital allocation strategy and any other factors our board of directors deems relevant.

Unregistered Sales of Equity Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

As we previously disclosed, in February 2015 our Board of Directors authorized a plan to repurchase up to $250 million in value of our common shares. This share repurchase plan does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled.

Share repurchase activity during the three months ended December 31, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2015	984,271	23.72	984,271	67,622,425
November 1-November 30, 2015	690,289	25.21	690,289	50,221,384
December 1-December 31, 2015	1,083,160	25.05	1,083,160	23,083,297

Since January 1, 2016, we have completed $250 million in share purchases under the February 2015 program. In February 2016, our board of directors approved an additional $250 million share repurchase program, bringing the total authorization under our existing program to $500 million. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date.

Item 6.      Selected Financial Data

The table below presents selected historical financial data.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Financial data as of December 31, 2014 and 2015 and for the three-year period ended December 31, 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Financial data as of December 31, 2011, 2012 and 2013 and for the years ended December 31, 2011 and 2012 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data below together with the financial statements included herein and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(dollars and share count in millions, except per share data)
Statement of income data:
Total net revenues	$1,600.4	$1,902.0	$2,132.0	$2,279.4	$2,461.0
Income from operations	$216.2	$264.3	$309.5	$294.0	$334.2
Net income available to Genpact Limited common shareholders	$184.3	$178.2	$229.7	$192.0	$239.8
Earnings per common share
Basic	$0.83	$0.80	$1.00	$0.87	$1.11
Diluted	$0.81	$0.78	$0.97	$0.85	$1.09
Weighted average number of common shares used in computing earnings per common share
Basic	221.6	223.7	229.3	220.8	216.6
Diluted	226.4	229.5	235.8	225.2	219.1

	As of December 31,
	2011	2012	2013	2014	2015
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$408.0	$459.2	$571.3	$461.8	$450.9
Total assets	2,403.4	2,605.9	2,689.4	2,742.5	2,793.5
Long-term debt, including current portion	102.9	661.9	657.9	653.6	776.5
Genpact Limited shareholders’ equity	$1,433.1	$1,168.4	$1,322.7	$1,285.1	$1,304.4

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

Overview

While our business began as the India-based captive business process services operation for GE’s financial services business, we started actively pursuing business from clients other than GE, or Global Clients, on January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources, including through acquisitions. Our 2015 revenues were $2.461 billion, an increase of 8% year-over-year, or 10% on a constant currency basis. See Item 7—“Net Revenues” below for an explanation of how we calculate constant currency, which is a non-GAAP financial measure.

Revenues

Revenue by top clients.    The table below sets forth the percentage of our total net revenues derived from our largest clients, including GE, in the years ended December 31, 2013, 2014 and 2015:

	Percentage of total net revenues
	Year ended December 31,
	2013	2014	2015
Top five clients	32.9%	30.7%	28.5%
Top ten clients	40.9%	39.2%	36.9%
Top fifteen clients	46.9%	45.3%	43.0%
Top twenty clients	51.9%	50.3%	48.0%

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

New business proposals are reviewed in line with our strategy to target specific industry verticals and geographical markets. We begin each year with a set of named accounts, including prospective clients with operations in our target areas, and all opportunities during the year are reviewed by business leaders from the applicable industry vertical, operations personnel, and members of our finance team. In this way, we try to ensure that contract terms meet our pricing, cash and service objectives. See Item 1—“Business—Sales and Marketing.”

There are a variety of aspects to our pricing of contracts. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk for engagements lasting longer than 12 months. Many of our MSAs also provide that, under transaction and fixed-price SOWs, we are entitled to retain a portion of certain productivity benefits we achieve. However, some of our MSAs and/or SOWs require certain minimum productivity benefits to be passed on to our clients. Once an MSA and related SOWs are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA or SOW, driven by a number of factors.

Our MSA with GE, which was last extended in January 2010 and expires on December 31, 2016, provides for a minimum annual volume commitment during each year of its term. The minimum annual volume commitment for 2016 is $90 million, subject to certain potential adjustments or credits. The actual level of services purchased by GE in the last nine years has exceeded its minimum annual commitment for each such year.

Although some decisions may be made centrally at GE, the total level of business we receive from GE generally depends on the decisions of the various operating managers of the GE businesses we serve. Because our business from GE is derived from a variety of businesses within GE, our exposure to GE is diversified in terms of industry risk. See Item 1A—“Risk Factors—Historically, GE has accounted for a significant portion of our revenues and any material loss of business from, or change in our relationship with, GE or GE’s businesses could have a material adverse effect on our business, results of operations and financial condition.”

Classification of certain net revenues.    We classify our net revenues in two categories: net revenues from GE and net revenues from Global Clients. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or less of the outstanding equity interest. If GE ceases to own at least 20% of a business we serve, we treat the revenues from such business as Global Client revenues beginning on the date that GE ceases to be a 20% shareholder. In many cases, we have continued to perform services for such businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. In such cases, we have either entered into new MSAs with respect to such businesses following their divestiture by GE or agreed with such businesses to continue to work pursuant to the terms agreed to by GE. We are currently undertaking efforts, and plan to continue efforts, to procure engagements with the businesses that GE is divesting as part of its planned divestiture of a portion of its GE Capital businesses.

Expenses.    Personnel expenses are a major component of both our cost of revenue and our selling, general and administrative expenses. Personnel expenses include salaries and benefits (including stock-based compensation) as well as costs related to recruiting and training. Personnel expenses are allocated between cost of revenue and selling, general and administrative expenses based on the classification of the employee. Stock-based compensation and depreciation and amortization expense are allocated between cost of revenue and selling, general and administrative expenses based on an employee’s function.

Our industry is labor-intensive. Wage levels in the countries in which our delivery centers are located have historically increased on a year-over-year basis. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing our attrition rate, delivering productivity and “right-skilling,” which refers to ensuring that positions are not filled by overqualified employees. We try to control increases in entry-level wages by implementing innovative recruiting policies, utilizing continuous training techniques, emphasizing promotion opportunities and maintaining an attractive work atmosphere and company culture. In 2011, we launched an integrated talent management program globally to expand the pool of potential applicants we hire and to upgrade our employees’ skill levels so that employees may take on higher value-added tasks over time across multiple domains. We have been scaling up this program every year to hire at optimal costs and are now partnering with universities, governments, not-for-profit entities and private institutions to create sustainable pipelines for our talent supply. In 2015, we launched a certification program for our Six Sigma black belts and master black belts to train them on our Lean DigitalSM approach, tools and design thinking. We also implemented various initiatives in 2015 to train our sales force, consulting teams and lead solution architects in concepts relating to design thinking and digital technologies in support of our Lean DigitalSM approach.

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

Our operational expenses include facilities maintenance expenses, travel and living expenses, communications expenses, and consulting and certain other expenses. Consulting charges, consisting of the cost of consultants and subcontractors who are directly responsible for the performance of services for clients, are included in cost of revenue. Facilities maintenance expenses and certain other expenses are allocated between cost of revenue and selling, general and administrative expenses based on the employee’s function.

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

The ratio of cost of revenue to revenues for any particular SOW or for all SOWs under an MSA is typically higher in the early periods of the contract or client relationship than in later periods. This is because the number of supervisory and direct support personnel relative to the number of employees who are performing services declines. It is also because we may retain a portion of the benefit of productivity increases realized over time.

Selling, general and administrative expenses.    Our selling, general and administrative, or SG&A, expenses are primarily comprised of personnel expenses for senior management, corporate personnel in enabling functions such as human resources, finance, legal, marketing, sales and sales-related personnel, and other support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. Additionally, the operational costs component of SG&A expenses includes professional fees, which represent the costs of third party legal, tax, accounting and other advisors, and an allowance for doubtful receivables.

Other operating (income) expense, net.    Other operating (income) expense, net primarily consists of the impact of the change in the fair value of earn-out consideration relating to business acquisitions and certain operating losses resulting from the impairment of property, plant and equipment, intangible assets and certain capital work-in-progress items.

Foreign exchange (gains) losses, net.    Foreign exchange (gains) losses, net, primarily consist of gains or losses on the re-measurement of non-functional currency assets and liabilities. In addition, it includes gains or losses from derivative contracts entered into to offset the impact of the re-measurement of non-functional currency assets and liabilities. It also includes the realized and unrealized gains or losses on derivative contracts that do not qualify for “hedge” accounting. The gains or losses on derivative contracts that qualify for hedge accounting are deferred and included as other comprehensive income (loss) until the derivative contracts mature, at which time the gains or losses on such cash flow hedges are classified as net revenues, cost of revenue or selling, general and administrative expenses based on the underlying risk being hedged. See note 2 to our consolidated financial statements and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

Approximately 73% of our fiscal 2015 revenues were earned in U.S. dollars. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, Japanese yen, South African rand and Indian rupees. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “—Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our cost currency exposure between the U.S. dollar and the Indian rupee, Mexican peso and Philippine peso, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S dollar and the pound sterling, Australian dollar and euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful.

Other income (expense), net.    Other income (expense), net consists primarily of interest expense on indebtedness and capital lease obligations, interest adjustments relating to earn-out consideration in connection with certain acquisitions, certain debt restructuring related items and provisions created for losses on divestitures. Other income (expense), net also includes interest income on certain deposits.

Loss (gain) on equity-method investment activity, net.    Loss (gain) on equity-method investment activity, net primarily pertains to the loss or gain from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014

Income taxes.    We are incorporated in Bermuda and have operations in many countries. Our effective tax rate has historically varied and will continue to vary from year to year based on the tax rate in our jurisdiction of organization, the geographical sources of our earnings and the tax rates in those countries, the tax relief and incentives available to us, the financing and tax planning strategies employed by us, changes in tax laws or the interpretation thereof, and movements in our tax reserves, if any.

Bermuda taxes.    We are organized in Bermuda. Bermuda does not impose any income tax on us.

Indian taxes.      Indian SEZ legislation provides for a 15-year tax holiday scheme for operations established in designated special economic zones, or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for a period of five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for an additional period of five years, subject to the creation of a “Special Economic Zone Re-investment Reserve Account,” to be utilized only for acquiring new plant or machinery or for other business purposes, not including the distribution of dividends. This holiday is available only for new business operations that are conducted at qualifying SEZ locations and is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond prescribed limits) to new locations. During the last nine years, we established new delivery centers that we believe are eligible for the SEZ benefits. However, we cannot forecast what percentage of our operations or income in India will in the future be eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above.

Our tax expense will increase as a result of the expiration of our tax holidays, and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability.

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

Other taxes.    We have operating subsidiaries in other countries, including Brazil, China, the Czech Republic, Guatemala, Hungary, Japan, Kenya, Mexico, the Netherlands, the Philippines, Poland, Romania, the United Kingdom, Slovakia, South Africa, the United Arab Emirates and the United States, as well as sales and marketing subsidiaries in certain jurisdictions, including the United States and the United Kingdom, which are subject to tax in such jurisdictions.

During 2009, one of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. As a result, that subsidiary was subject to a lower corporate income tax rate of 15% for a three-year period that began in 2009 and was extended through December 31, 2017, subject to the fulfillment of certain conditions. Our delivery centers also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including the Philippines and Guatemala. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.

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

Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities, other assets or a combination thereof as consideration.

On August 18, 2015, we acquired certain assets and assumed certain liabilities from Citibank, N.A. comprising a portion of its U.K. wealth management operations for cash consideration of $3.4 million. Together with the asset purchase, we hired certain U.K.-based employees of the seller. There are no contingent consideration arrangements in connection with this acquisition. With this transaction, we have expanded upon our end-to-end, technology-enabled wealth management service offering acquired from Citibank, N.A. in January 2015, described below. Goodwill arising from the acquisition amounted to $1.2 million and has been allocated to our India reporting unit.

On April 1, 2015, we acquired certain assets and assumed certain liabilities of a finance-and-accounting service delivery center in Bratislava, Slovakia for cash consideration of $6.1 million. As part of the transaction, we hired certain employees of the seller. There are no contingent consideration arrangements in connection with this acquisition. This transaction strengthens our finance-and-accounting services domain expertise in the consumer product goods industry and adds incremental European language capacity. Goodwill arising from the acquisition amounted to $3.1 million and has been allocated to our Europe reporting unit.

On January 16, 2015, we acquired certain assets and assumed certain liabilities from Citibank, N.A. comprising a portion of its U.S. wealth management operations for cash consideration of $11.7 million. Together with the asset purchase, we hired certain employees of the seller’s U.S. wealth management business. There are no contingent consideration arrangements in connection with this acquisition. With this transaction, we have acquired an end-to-end, technology enabled wealth management service offering. Goodwill arising from the acquisition amounted to $3.4 million and has been allocated to our India reporting unit.

In November 2014, we acquired from Hitachi Management Partner, Corp. a finance-and-accounting service delivery center in Japan, and we simultaneously entered into a five-year master services agreement with Hitachi Ltd. The contingent earn-out consideration for this acquisition is based on additional work contracted by the delivery center for the period from November 4, 2014 to November 4, 2021. This acquisition expands our presence in Japan and strengthens our finance-and-accounting service offerings. The purchase consideration for the acquisition was $21.7 million. Goodwill arising from the acquisition amounted to $16.8 million and has been allocated to our China reporting unit.

In May 2014, we acquired 100% of the outstanding equity interest in each of Pharmalink Consulting Limited, a company incorporated under the laws of England and Wales, and Pharmalink Consulting Inc., a California corporation (collectively referred to as “Pharmalink”). The contingent earn-out consideration for this acquisition is based on gross profits and order bookings of sustainable outsourcing contracts for the period from June 1, 2014 to June 30, 2016. This acquisition enabled us to provide additional regulatory consulting, outsourcing and operations capabilities for our clients in the life sciences industry. The purchase consideration for the acquisition of Pharmalink was $138.8 million. Goodwill arising from the acquisition amounted to $110.1 million and was allocated to our India reporting unit.

Bookings

New bookings is an operating or other statistical measure. We define new bookings as the total contract value of new client contracts, and certain renewals, extensions and changes to existing contracts to the extent that such contracts represent incremental future business. In determining total contract value for this purpose, we assume the minimum volume to which the client has committed. Regular renewals of contracts with no change in scope, which we consider business as usual, are not counted as new bookings. We provide information regarding our new bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time and may be a useful metric as an indicator of future revenue growth potential. New bookings is also used by management to measure our sales force productivity.

New bookings in 2015 were $2.59 billion, up approximately 20% from $2.16 billion in 2014. The increase in new bookings is attributable to our investments in front-end sales and digital capabilities and our focus on large deals in our targeted verticals and service lines.

Bookings can vary significantly year to year depending in part on the timing of the signing of a small number of large contracts. The types of services clients are demanding, the duration of the contract and the pace and level of their spending may impact the conversion of new bookings to revenues. For example, business process outsourcing bookings, which are typically for multi-year contracts, generally convert to revenue over a longer period of time compared to information technology outsourcing bookings, which are often for short-term, project-based work.

Information regarding our bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. The calculation of new bookings involves estimates and judgments. There are no third-party standards or requirements governing the calculation of bookings. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations. Our revenues recognized each year will vary from the new bookings value since new bookings is a snapshot measurement of a portion of the total client contract value at a given time.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 2—“Summary of Significant Accounting Policies” to our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if changes in the estimate that are reasonably possible could materially impact the financial statements or require a higher degree of judgment than others in their application. We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. We believe the following critical accounting policies require a higher level of management judgment and estimates than others in preparing the consolidated financial statements.

Revenue recognition.    We typically face a long selling cycle in securing a new client. It is not unusual for us to spend twelve to eighteen months or more from the time we begin actively soliciting a new client until we begin to recognize revenues.

All costs related to contract acquisition prior to signing a contract are expensed as incurred. Once a contract is signed, we defer revenues from the transition of services to our delivery centers, as well as the related cost of revenue. We recognize such deferred revenues and related costs of revenue over the period in which the related service delivery is expected to be performed. Deferred costs are limited to the amount of deferred revenues. Any costs incurred for acquiring contracts, such as contract acquisition fees or other upfront fees paid to a client or any other third party, are amortized over the period of a contract. Such amounts are generally recoverable from clients in the event of premature contract termination without cause.

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

We sometimes enter into multiple-element revenue arrangements in which a customer may purchase a combination of our services. Revenue from multiple-element arrangements is recognized, for each element, based on (1) the attainment of the delivery criterion; (2) its fair value, which is determined using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value, third-party evidence or best estimated selling price, as applicable, and (3) its allocated selling price, which is based on the relative sales price method.

If we receive payment in respect of services prior to the time a contract is signed, we recognize the payment as an advance from a client. When the related contract is signed, the advance becomes revenue to the extent the services are rendered and price is fixed or determinable.

Some of our client contracts also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied, price is determinable and we conclude that the amounts are earned.

Accounts receivable.    Our accounts receivable include amounts for services that we have performed but for which we have not received payment. We typically follow a 30-day billing cycle and, as such, at any point in time we may have accrued up to 30 days of revenues that have not been billed. We maintain an allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, we consider current market conditions and our clients’ financial condition, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns of the client. We do not have any off-balance-sheet credit exposure related to our clients.

Business combinations.    The application of business combination accounting requires the use of significant estimates and assumptions. We account for business combinations by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. The allocation of the purchase price utilizes significant estimates in determining the fair values of assets acquired and liabilities assumed, including with respect to intangible assets and deferred and contingent consideration. Significant estimates and assumptions we may make include, but are not limited to, the timing and amount of future revenue and cash flows based on, among other things, anticipated growth rates, customer attrition rates, and the discount rate reflecting the risk inherent in future cash flows.

Goodwill and other intangible assets.    Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of our assessment of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying values as of December 31, 2014 and 2015. We review for amortization for impairment our identified intangible assets with defined useful lives whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether we have incurred an impairment loss requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. When determining the fair value of our reporting units or our intangible assets, we utilize various assumptions, including discount rates, estimated growth rates, economic trends and projections of future cash flows. These projections also take into account factors such as the expected impact of new client contracts, expanded or new business from existing clients, efficiency initiatives, and the maturity of the markets in which each of our businesses operates. We generally categorize intangible assets acquired individually or with a group of other assets or in a business combination as customer-related, marketing-related and other intangible assets. See Note 2—“Summary of Significant Accounting Policies—Business combinations, goodwill and other intangible assets” to our consolidated financial statements for more information about how we value our intangible assets. Actual results may vary, and may cause significant adjustments to the valuation of our assets in the future.

Derivative instruments and hedging activities.    We enter into forward foreign exchange contracts to mitigate foreign exchange risk on intercompany transactions and forecasted transactions denominated in foreign currencies. Most of these transactions meet the criteria for hedge accounting as cash flow hedges under FASB guidance on Derivatives and Hedging.

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

We recognize derivative instruments and hedging activities as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Changes in the fair values of these hedges are deferred and recorded as a component of other comprehensive income (losses), net of tax, until the hedged transactions occur and are recognized in the Consolidated Statements of Income along with the underlying hedged item and disclosed as a part of “Total net revenues,” “Cost of revenue” and “Selling, general and administrative expenses,” as applicable.

We value our derivatives based on market observable inputs, including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 primarily represent foreign currency forward contracts. The quotes are taken from independent sources and databases.

Income taxes.    We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their tax bases and operating losses are carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the tax status change becomes effective. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income. In the case of an entity that benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse after the expiration of the tax holiday.

We also evaluate potential exposures related to tax contingencies or claims made by tax authorities in various jurisdictions and determine if a reserve is required. A reserve is recorded if we believe that a loss is more likely than not to occur and the amount can be reasonably estimated. Any such reserves are based on estimates and are subject to changing facts and circumstances considering the progress of ongoing audits, case law and new legislation. We believe that the reserves we have established are adequate.

We apply a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position is more likely than not to be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. We also include interest and penalties related to unrecognized tax benefits within our provision for income tax expense.

We generally plan to indefinitely reinvest the undistributed earnings of foreign subsidiaries, except for those earnings that can be repatriated in a tax-free manner. Accordingly, we do not currently accrue any material income, distribution or withholding taxes that would arise if such earnings were repatriated.

Retirement benefits.    We record annual amounts relating to defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return on plan assets, future compensation increases and attrition rates. We review these assumptions on an annual basis and modify the assumptions based on current rates and trends when it is appropriate to do so. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Stock-based compensation expense.    We recognize and measure compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option pricing model (Black-Scholes-Merton model) and, for stock-based awards other than option awards, grant date fair value is determined on the basis of the fair market value of the Company’s shares on the grant date of such awards. Determining the fair value of stock-based awards requires estimates and assumptions, including estimates of the period the stock awards will be outstanding before they are exercised, future volatility in the price of our common shares, and the number of stock-based awards that are likely to be forfeited. The Black-Scholes-Merton option pricing model also involves the use of additional key assumptions, including dividend yield and risk-free interest rate. For performance share units, we are required to estimate the most probable outcome of the performance conditions in order to determine the stock-based compensation cost to be recorded over the vesting period. We periodically assess the reasonableness of our assumptions and update our estimates as required. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially affected.

Results of Operations

The following table sets forth certain data from our income statement for the years ended December 31, 2013, 2014 and 2015.

	Year ended December 31,			Percentage change Increase/(Decrease)
	2013	2014	2015	2014 vs. 2013	2015 vs. 2014
	(dollars in millions)
Net revenues—GE*	$482.0	$466.1	$459.9	(3.3)%	(1.3)%
Net revenues—Global Clients*	1,649.9	1,813.4	2,001.1	9.9%	10.4%

Total net revenues	2,132.0	2,279.4	2,461.0	6.9%	8.0%

Cost of revenue
Services	1,319.6	1,378.1	1,493.5	4.4%	8.4%
Gross profit	812.4	901.4	967.5	10.9%	7.3%
Gross profit margin	38.1%	39.5%	39.3%
Operating expenses
Selling, general and administrative expenses	484.8	585.6	608.1	20.8%	3.8%
Amortization of acquired intangible assets	23.6	28.5	28.5	20.7%	(0.1)%
Other operating (income) expense, net	(5.6)	(6.9)	(3.3)	23.7%	(51.6)%

Income from operations	309.5	294.0	334.2	(5.0)%	13.7%
Income from operations as a percentage of total net revenues	14.5%	12.9%	13.6%
Foreign exchange (gains) losses, net	(20.8)	12.4	(5.3)	(159.5)%	(142.6)%
Other income (expense), net	(24.3)	(27.3)	(26.9)	12.2%	(1.4)%

Income before equity method investment activity, net and income tax expense	306.0	254.4	312.6	(16.9)%	22.9%
Loss (gain) on equity method investment activity, net	(0.2)	4.8	10.8	(2,937.3)%	125.2%

Income before income tax expense	306.2	249.6	301.8	(18.5)%	20.9%
Income tax expense	71.1	57.4	61.9	(19.2)%	7.9%

Net income	235.1	192.2	239.8	(18.2)%	24.8%
Net income attributable to non-controlling interest	5.3	0.2	—	(96.8)%	(100.0)%

Net income attributable to Genpact Limited shareholders	$229.7	$192.0	$239.8	(16.4)%	24.9%

Net income attributable to Genpact Limited shareholders as a percentage of total net revenues	10.8%	8.4%	9.7%

*	As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Classification of Certain Net Revenues,” net revenues from certain businesses in which GE ceased to be a 20% shareholder are classified as a part of GE net revenues until their divestiture by GE and as a part of Global Client net revenues post-divestiture. Net revenues from GE in the year ended December 31, 2014, after excluding net revenues from such dispositions by GE, decreased by 2.4% compared to the year ended December 31, 2013. There was no impact on net revenues from GE in the year ended December 31, 2015 as a result of excluding net revenues from such dispositions by GE.

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

Net revenues.    Our net revenues were $2,461.0 million in 2015, up $181.6 million, or 8.0%, from $2,279.4 million in 2014. The growth in net revenues was primarily driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients, including the impact of revenues derived from large, transformational deals. Adjusted for foreign exchange, primarily the depreciation of the euro, Japanese yen and Australian dollar against the U.S. dollar, our net revenues grew 10.2% on a constant currency basis compared to 2014. We provide information about our revenue on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and hedging gains/losses.

Our average headcount increased by 4.7% to approximately 67,400 in 2015 from approximately 64,400 in 2014. Annualized net revenues per employee were $36,700 in 2015, up from $35,900 in 2014.

	Year ended December 31,		Percentage change Increase/ (Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Global Clients:
BPO services	$1,381.2	$1,578.1	14.3%
IT services	432.2	423.0	(2.1)
Total net revenues from Global Clients	$1,813.4	$2,001.1	10.4%
GE :
BPO services	355.5	355.0	(0.2)%
IT services	110.6	104.9	(5.1)
Total net revenues from GE	$466.1	$459.9	(1.3)%
Total net revenues from BPO services	1,736.7	1,933.1	11.3%
Total net revenues from IT services	542.7	527.9	(2.7)%

Total net revenues	$2,279.4	$2,461.0	8.0%

Net revenues from Global Clients in 2015 were $2,001.1 million, up $187.8 million, or 10.4%, from $1,813.4 million in 2014. This increase was primarily driven by growth in our targeted verticals, including banking and financial services, consumer product goods, life sciences, insurance and high tech. As a percentage of total net revenues, net revenues from Global Clients increased from 79.6% in 2014 to 81.3% in 2015.

Net revenues from GE in 2015 were $459.9 million, down $6.2 million, or 1.3%, from 2014. The decline in net revenues from GE was in line with our expectations for the year. Net revenues from GE declined as a percentage of our total net revenues from 20.4% in 2014 to 18.7% in 2015.

Net revenues from BPO services in 2015 were $1,933.1 million, up $196.4 million, or 11.3%, from $1,736.7 million in 2014. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly finance and accounting services, core industry vertical operations, analytics and consulting services. Net revenues from IT services were $527.9 million in 2015, down $14.8 million, or 2.7%, from $542.7 million in 2014 due to an overall decrease in IT services delivered to our clients. This decrease was primarily the result of a decline in revenues from our healthcare and capital markets verticals.

Net revenues from BPO services as a percentage of total net revenues increased to 78.5% in 2015 from 76.2% in 2014 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin.    The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Year Ended December 31,		As a percentage of total net revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$943.1	$1,013.2	41.4%	41.2%
Operational expenses	390.4	432.5	17.1	17.6
Depreciation and amortization	44.5	47.8	2.0	1.9

Cost of revenue	$1,378.1	$1,493.5	60.5%	60.7%

Gross margin	39.5%	39.3%

Cost of revenue was $1,493.5 million, up $115.5 million, or 8.4%, from 2014. Wage inflation, an increase in our operational headcount to support the growth in our business, and related increases in subcontractor, infrastructure, communication and travel expenses contributed to the higher cost of revenue in 2015 compared to 2014. These increases were partially offset by improved operational efficiencies and favorable foreign exchange, primarily the depreciation of the Indian rupee and euro against the U.S. dollar. Foreign exchange fluctuations cause gains and losses on our foreign currency hedges and have a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin decreased marginally from 39.5% in 2014 to 39.3% in 2015 due to the factors described above.

Personnel expenses.    Personnel expenses as a percentage of total net revenues decreased from 41.4% in 2014 to 41.2% in 2015. Personnel expenses were $1,013.2 million, up $70.1 million, or 7.4%, from $943.1 million in 2014. The impact of wage inflation and an approximately 3,000-person, or 5.3%, increase in our operational headcount resulted in higher personnel expenses in 2015 compared to 2014. These increases were partially offset by favorable foreign exchange and productivity improvements.

Operational expenses.    Operational expenses as a percentage of total net revenues increased from 17.1% in 2014 to 17.6% in 2015. Operational expenses were $432.5 million, up $42.1 million, or 10.8%, from 2014. An increase in the use of subcontractors and increases in infrastructure, communication and travel expenses in 2015 contributed to the increase in operational expenses compared to 2014. These increases were partially offset by operational efficiencies and favorable foreign exchange.

Depreciation and amortization expenses.    Depreciation and amortization expenses as a percentage of total net revenues were 1.9%, compared to 2.0% in 2014. Depreciation and amortization expenses as a component of cost of revenue were $47.8 million, up $3.3 million, or 7.3%, from 2014. This increase was primarily due to the expansion of certain existing facilities in India and was partially offset by favorable foreign exchange.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Year Ended December 31,		As a percentage of total net revenues
	2014	2015	2014	2015
	(dollars in millions)
Personnel expenses	$419.3	$430.1	18.4%	17.5%
Operational expenses	157.8	169.0	6.9	6.9
Depreciation and amortization	8.6	9.0	0.4	0.4

Selling, general and administrative expenses	$585.6	$608.1	25.7%	24.7%

SG&A expenses as a percentage of total net revenues decreased to 24.7% from 25.7% in 2014. SG&A expenses were $608.1 million, up $22.5 million, or 3.8%, from 2014. Investments in front-end sales and relationship management teams and subject matter experts through the hiring of seasoned personnel in targeted markets and verticals along with the impact of wage inflation contributed to higher SG&A expenses. As a result, our sales and marketing expenses as a percentage of net revenues were approximately 6.9% in 2015, up from approximately 6.6% in 2014. Additionally, fees for professional services contributed to higher SG&A expenses in 2015 compared to 2014. These increases were partially offset by productivity savings, including the more effective use of support staff, a reduction in stock-based compensation costs and by favorable foreign exchange, primarily the depreciation of the Indian rupee and euro against the U.S. dollar.

Personnel expenses.    Personnel expenses as a percentage of total net revenues were 17.5%, down from 18.4% in the year ended 2014. Personnel expenses as a component of SG&A expenses were $430.1 million, up $10.8 million, or 2.6%, from 2014. The impact of wage inflation and a $17.2 million, or 4.1%, increase in personnel expenses due to our investments in front-end sales and relationship management teams resulted in an increase in personnel expenses compared to 2014. This increase was partially offset by productivity savings, including as a result of the more effective use of support staff, a reduction in stock-based compensation costs, and favorable foreign exchange.

Operational expenses.    Operational expenses as a percentage of total net revenues were 6.9%, unchanged from 2014. Operational expenses as a component of SG&A expenses were $169.0 million, up $11.3 million, or 7.2%, compared to 2014. Operational expenses increased primarily due to higher fees for professional services and an increase in travel expenses for subject matter experts in 2015 compared to 2014, partially offset by favorable foreign exchange.

Depreciation and amortization.    Depreciation and amortization expenses as a percentage of total net revenues were 0.4%, unchanged from 2014. Depreciation and amortization expenses as a component of SG&A expenses were $9.0 million, up $0.4 million, or 4.6%, from 2014. This marginal increase was primarily due to the expansion of certain facilities in India.

Amortization of acquired intangibles.    Non-cash charges on account of the amortization of acquired intangibles were $28.5 million, unchanged from 2014. A $1.6 million increase in amortization expenses in 2015 is primarily due to our acquisition in the second quarter of 2014 of Pharmalink. This increase was more than offset by a decline of $1.9 million in the amortization expense of intangibles arising out of the Company’s 2004 reorganization when we began operating as an independent company. The 2004 reorganization intangibles were fully amortized in 2014.

Other operating (income) expense, net.    The following table sets forth the components of other operating (income) expense, net:

	Year Ended December 31,		Percentage change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Other operating (income) expense	$(3.2)	$(2.5)	(20.5)%
Provision for impairment on intangible assets	—	10.7	100.0
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(3.7)	(11.5)	210.8

Other operating (income) expense, net	$(6.9)	$(3.3)	(51.6)%

Other operating (income) expense, net as a percentage of total net revenues	(0.3)%	(0.1)%

Other operating income, net of expenses, was $3.3 million, down from $6.9 million in 2014. This decrease was primarily due to a $10.7 million non-recurring charge in the third quarter of 2015 relating to a software intangible asset, which charge is discussed in Note 10—“Goodwill and intangible assets” to our consolidated financial statements. We recorded an $11.5 million gain in 2015 compared to a $3.7 million gain in 2014 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions.

Income from operations.    As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 12.9% in 2014 to 13.6% in 2015. Income from operations was $334.2 million, up $40.2 million from $294.0 million in 2014.

Foreign exchange (gains) losses, net.    We recorded a net foreign exchange gain of $5.3 million in 2015, compared to a net foreign exchange loss of $12.4 million in 2014 primarily due to the re-measurement of non-functional currency assets and liabilities and related foreign exchange contracts. The gain in 2015 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar, and the loss in 2014 is primarily attributable to the depreciation of the euro against the U.S. dollar.

Other income (expense), net.    The following table sets forth the components of other income (expense), net:

	Year ended December 31,		Percentage change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Interest income	$4.4	$8.7	97.0%
Interest expense	(33.8)	(29.8)	(11.8)
Loss on extinguishment of debt	—	(10.1)	100.0
Other income	2.1	4.4	106.4

Other income (expense), net	$(27.3)	$(26.9)	(1.4)%

Other income (expense), net as a percentage of total net revenues	(1.2)%	(1.1)%

Our net other expenses decreased by $0.4 million in the year ended 2015 compared to the year ended 2014, primarily due to higher interest income, higher other income, mainly due to a non-recurring loss on the sale of a capital asset in 2014, and lower interest expense, which together more than offset the accelerated amortization in 2015 of $10.1 million in debt issuance costs in connection with the refinancing of our credit facility, which is discussed in Note 14 to our consolidated financial statements. The decrease in our interest expense is primarily due to a lower interest rate on our loan and a lower amount drawn down under our revolver in 2015 compared to 2014. The weighted average rate of interest on our debt decreased from 3.4% in 2014 to 2.5% in 2015. Our interest income increased by $4.3 million in 2015 compared to 2014, primarily due to higher account balances in India, where we earn higher interest rates on our deposits, in 2015 compared to 2014, and to the non-recurring receipt of interest income on income tax refunds in 2015.

Equity-method investment activity, net.    Equity-method investment activity, net in 2015 primarily represents our $10.8 million share of loss, compared to a $4.8 million loss in 2014, from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014.

Income tax expense.    Our income tax expense increased from $57.4 million in 2014 to $61.9 million in 2015 due to higher pre-tax income. Our effective tax rate, or ETR, was 20.5% in 2015, down from 23.0% in 2014. The improvement in our ETR was primarily driven by an increase in our earnings in lower-tax locations.

Net income attributable to non-controlling interest.    Non-controlling interest primarily refers to profit or loss associated with the non-controlling partners’ interest in the operations of Genpact Netherlands B.V. As a result of our purchase of the non-controlling interests in Genpact Netherlands B.V. in the third quarter of 2014, we now have 100% control of the entity. Accordingly, no income or loss was attributable to non-controlling interest in respect of Genpact Netherlands B.V. in 2015.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders as a percentage of net revenues increased from 8.4% in 2014 to 9.7% in 2015. Net income attributable to our common shareholders increased by $47.8 million from $192.0 million in 2014 to $239.8 million in 2015.

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

Net revenues.    Our net revenues were $2,279.4 million in 2014, up $147.4 million, or 6.9%, from $2,132.0 million in 2013. The growth in net revenues was primarily driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients, an increase in information technology, or IT, services delivered to both our Global Clients and GE, and by the acquisition of Pharmalink, which we refer to as our “regulatory affairs acquisition” and which contributed $26.1 million to our net revenues in 2014. Adjusted for foreign exchange, which had an adverse impact on our net revenues in 2014, our net revenues grew 7.9% compared to 2013. Our average headcount increased by 8.6% to approximately 64,400 in 2014 from approximately 59,300 in 2013. Our annualized net revenues per employee were $35,900 in 2014, compared to $36,000 in 2013.

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

Depreciation and amortization expenses.    Depreciation and amortization expenses as a percentage of total net revenues declined to 2.0% in 2014 from 2.2% in 2013. Depreciation and amortization expenses as a component of cost of revenue for 2014 were $44.5 million, down $3.4 million, or 7.0%, from 2013. This decrease was primarily due to an increase in fully depreciated assets since the end of 2013 at our delivery centers located in India, the U.S. and Europe and to the effects of foreign exchange volatility and were partially offset by depreciation and amortization expenses resulting from the expansion of certain existing facilities and the addition of new delivery centers in India.

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

Other operating (income) expense, net.    The following table sets forth the components of other operating (income) expense, net:

	Year ended December 31,		Percentage change Increase/(Decrease)
	2013	2014	2014 vs. 2013
	(dollars in millions)
Other operating (income) expense	$(3.3)	$(3.2)	(2.9)%
Provision for impairment of capital work in progress/property, plant and equipment	2.4	—	(100.0)
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(4.7)	(3.7)	(20.6)

Other operating (income) expense, net	$(5.6)	$(6.9)	23.7%

Other operating (income) expense, net as a percentage of total net revenues	(0.3)%	(0.3)%

Other operating income, net of expenses, was $6.9 million in 2014, up from $5.6 million in 2013. In 2013, we recorded a $2.4 million non-recurring provision for impairment against certain capital assets in India. This was partially offset by a $1.0 million lower gain resulting from changes in the earn-out consideration payable in connection with certain acquisitions.

Income from operations.    As a result of the foregoing factors, income from operations as a percentage of net revenues decreased from 14.5% in 2013 to 12.9% in 2014. Income from operations was $294.0 million, down $15.5 million from $309.5 million in 2013.

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

Other income (expense), net.    The following table sets forth the components of other income (expense), net:

	Year ended December 31,		Percentage change Increase/(Decrease)
	2013	2014	2015 vs. 2014
	(dollars in millions)
Interest income	$15.7	$4.4	(72.0)%
Interest expense	(35.7)	(33.8)	(5.4)
Loss on extinguishment of debt	(3.2)	—	(100.0)
Provision (created) reversed for loss on divestitures	(3.5)	—	(100.0)
Other income	2.3	2.1	(8.9)

Other income (expense), net	$(24.3)	$(27.3)	12.2%

Other income (expense), net as a percentage of total net revenues	(1.1)%	(1.2)%

Our net other expenses increased by $3.0 million in the year ended 2014 compared to the year ended 2013, primarily on account of higher net interest expense in 2014. This increase was partially offset by a $3.5 million provision, created in 2013, for losses on the divestitures of Clearbizz B.V. and Gantthead.com, Inc. Our net interest expense increased by $6.3 million as the result of a $5.1 million decrease in interest expense and an $11.3 million decrease in interest income in 2014 compared to 2013. The decrease in interest expense was the result of lower interest expense of $2.1 million in 2014 due to a lower interest rate on our amended facility. We also incurred a $3.2 million loss on extinguishment of debt in June 2013 in connection with the amendment of our credit facility. The weighted average rate of interest on our debt decreased from 3.8% in 2013 to 3.4% in 2014. Our interest income decreased by $11.3 million in 2014 primarily due to higher account balances in jurisdictions in which we earn lower interest rates during 2014 compared to 2013 and to the non-recurring receipt of interest income on an income tax refund in 2013.

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

Income tax expense.    Our income tax expense decreased from $71.1 million in 2013 to $57.4 million in 2014 due primarily to lower pre-tax income. Our effective tax rate, or ETR, was 23.0% in 2014, down from 23.6% in 2013. The improvement in our ETR was primarily driven by the growth of our operations in low-tax and tax-exempt locations, mostly in India.

Net income attributable to non-controlling interest.    Non-controlling interest primarily refers to profit or loss associated with the non-controlling partners’ interest in the operations of Genpact Netherlands B.V. and the non-controlling shareholders’ interest in the operations of Hello Communications (Shanghai) Co., Ltd. Net income attributable to non-controlling interest decreased from $5.3 million in 2013 to $0.2 million in 2014. This decrease was the result of our purchase of the non-controlling interests in Genpact Netherlands B.V. in the third quarter of 2014, over which we now have 100% control, and to our divestiture of Hello Communications (Shanghai) Co. Ltd. in February 2013.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders as a percentage of net revenues, decreased from 10.8% in 2013 and to 8.4% in 2014. Net income attributable to Genpact Limited common shareholders decreased by $37.7 million from $229.7 million in 2013 to $192.0 million in 2014.

Seasonality

Our financial results may vary from period to period. Our revenues are typically higher in the third and fourth quarters than in other quarters, as a result of several factors. We generally find that demand for short-term IT projects, transformation services and analytics services increases in the fourth quarter as our clients utilize the balance of their budgets for the year. In addition, contracts for long-term IT Services and BPO engagements are often signed in the first and second quarters as clients begin new budget cycles. Volumes under such contracts then increase in the latter part of the year as engagements ramp up. Additionally, demand for certain services, such as collections and transaction processing, is often greater in the second half of the year as our clients’ volumes in such areas increase.

The tables in Note 29 to our consolidated financial statements present unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information set forth therein contains all adjustments necessary to fairly present such information. The comparison of our results for the first quarter of 2015 with the fourth quarter of 2014 reflects the seasonal trends described above. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

Statement of financial position

Key changes in our financial position during 2015

Following are the significant changes in our financial position as of December 31, 2015 compared to December 31, 2014:

•	Long-term debt increased by $122.9 million

Our long-term debt increased primarily as a result of the refinancing of our 2012 credit facility in June 2015 through a new credit facility. As a result of this refinancing, we extinguished $663.2 million in outstanding term loan under our previous credit facility. Refer to Note 14 to our consolidated financial statements for additional information.

•	Short-term borrowings decreased by $113.5 million

Our short-term borrowings decreased, primarily due to the repayment of $135 million under our revolving facility in 2015, partially offset by $21.5 million in proceeds as a result of the refinancing of our 2012 credit facility in June 2015. Refer to Note 15 to our consolidated financial statements for additional information.

•	Accounts receivable increased by $64.4 million

The increase in our accounts receivable is primarily due to increased sales in 2015 and an increase in our days sales outstanding, from 79 days as of December 31, 2014 to 82 days as of December 31, 2015.

•	Goodwill and intangible assets decreased by $34.8 million

Goodwill decreased by $18.9 million primarily due to foreign exchange fluctuations in 2015, partially offset by goodwill arising out of our 2015 acquisitions. Our intangible assets decreased by $15.9 million, primarily due to amortization expenses and a non-recurring charge relating to a software intangible asset in 2015, partially offset by intangible assets acquired in 2015. Refer to Notes 3 and 10 to our consolidated financial statements for additional information.

•	Other assets and prepaid expenses increased by $31.8 million

The increase in other assets and prepaid expenses is primarily due to a net increase in advance tax payments, advance supplier payments and deferred transition costs.

•	Accrued expenses, other current liabilities and other liabilities increased by $23.1 million

The increase in accrued expenses, other current liabilities and other liabilities is primarily due to higher accruals in 2015 due to increased business activity in 2015 to support higher sales, including infrastructure repair and maintenance costs, higher capital expenditures and employee-related accruals. These increases were partially offset by a decrease in earn-out consideration payable in connection with certain acquisitions and the mark-to-market impact of our derivative financial instruments.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2014 and 2015 is presented below:

	As of December 31, 2014	As of December 31, 2015	Percentage change Increase/(Decrease)
	(dollars in millions)		2015 vs. 2014
Cash and cash equivalents	$461.8	$450.9	(2.4)%
Short term borrowings	135.0	21.5	(84.1)
Long-term debt due within one year	4.3	39.1	812.6
Long-term debt other than the current portion	649.3	737.3	13.6
Genpact Limited total shareholders’ equity	$1,285.1	$1,304.4	1.5%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

Our cash and cash equivalents were $450.9 million as of December 31, 2015, compared to $461.8 million as of December 31, 2014. Our cash and cash equivalents are comprised of (a) $219.5 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements and (b) $231.4 million in deposits with banks to be used for medium-term planned expenditures and capital requirements. We held no short-term deposits as of December 31, 2015 and December 31, 2014.

As of December 31, 2015, $431.9 million of the $450.9 million of cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $11.7 million of this cash is held by a foreign subsidiary for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $8.0 million of retained earnings. $71.6 million of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation.

As we previously disclosed, in February 2015 our Board of Directors authorized a plan to repurchase up to $250 million in value of our common shares. During the year ended December 31, 2015, we purchased 9,867,873 of our common shares under this program. Such shares were purchased at a weighted average price of $23.00 per share for an aggregate cash amount of approximately $226.9 million. Since January 1, 2016, we have completed $250 million in share purchases under the February 2015 share repurchase program.

In February 2016, our Board of Directors approved an additional $250 million share repurchase program, bringing the total authorization under our existing program to $500 million. Our repurchase program does not obligate us to acquire any specific number of shares. Under the program, we may purchase shares in privately negotiated or open market transactions. Pursuant to our February 2015 share repurchase program and our repurchase program announced in February 2016, we purchased an aggregate of 1,307,830 of our common shares between January 1, 2016 and February 26, 2016 at a weighted average price of $24.28 per share for an aggregate cash amount of $31.8 million.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations as well as our growth and expansion plans. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding related operations to support our growth, and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,		Percentage change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$271.8	$327.4	20.5%
Investing activities	(192.8)	(100.5)	(47.9)
Financing activities	(177.4)	(218.9)	23.4

Net increase (decrease) in cash and cash equivalents	$(98.4)	$8.1	(108.2)%

Cash flows from operating activities.    We generated net cash from operating activities of $327.4 million in 2015, up $55.6 million from 2014. The increase in cash inflows is primarily attributable to a $45.1 million increase in net income adjusted for amortization, depreciation and other non-cash items. A net change in our operating assets and liabilities of $10.5 million in 2015 compared to 2014 also contributed to the increase in cash generated from operating activities, primarily due to (i) higher payables in 2015 due to accruals for certain sales and strategic planning events and infrastructure repair and maintenance costs in the fourth quarter of 2015, (ii) an $11.7 million decrease in net income tax payments compared to 2014 as a result of an increase in our earnings in low-tax and tax-exempt locations and the timing of certain tax payments, including the payment of a one-time intercompany dividend tax of $5.0 million in 2014, and (iii) higher upfront investments in certain large deals in 2014. These items were partially offset by a $54.8 million increase in investments in trade receivables in 2015 compared to 2014. Our days sales outstanding were 82 days as of December 31, 2015 compared to 79 days as of December 31, 2014.

Cash flows from investing activities.    Our net cash used for investing activities was $100.5 million in 2015, down $92.3 million from 2014. This decrease was primarily due to the payment of $130.8 million, net of cash acquired, for our regulatory affairs acquisition in 2014 compared to payments in 2015 of (i) $15.1 million for our acquisitions of wealth management operations platforms in the U.S. and the U.K. and (ii) $6.1 million for our acquisition of a delivery center in Slovakia. We also made an $18.4 million investment in 2015 in our non-consolidated affiliate, Markit Genpact KYC Services Limited.

Cash flows from financing activities.    Our net cash used for financing activities was $218.9 million in 2015, up $41.5 million from 2014. In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of an $800.0 million term loan and a $350.0 million revolving facility. As a result, we extinguished the outstanding term loan, amounting to $663.2 million, under the previous facility and obtained $800.0 million in new funding, resulting in a net inflow of $136.8 million. In the third and fourth quarters of 2015, we repaid $20.0 million of the term loan under our new facility. In connection with our entry into the new facility in the second quarter of 2015, we paid $5.5 million in expenses and repaid $135.0 million, representing the amount we had drawn down under the 2012 revolving credit facility as of the date of the June 2015 refinancing. Additionally, in 2015, we obtained and repaid two short-term loans in the amounts of $672.5 million and $737.5 million, in connection with which we paid debt issuance costs of $1.0 million. We also had lower proceeds from short-term borrowings (net of repayments) of $21.5 million in 2015 compared to $135.0 million in 2014. Additionally, payments for net settlement of stock-based awards were $4.7 million higher in 2015 than in 2014. The impact of the foregoing items on cash flows was offset by lower share repurchase payments of $226.9 million in 2015 compared to $302.6 million and related expenses of $2.5 million in 2014.

Financing Arrangements (Credit Facility)

In June 2015 we refinanced our 2012 facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2014 and December 31, 2015, our outstanding term loan debt, net of debt amortization expense of $11.3 million and $3.5 million, was $653.6 million and $776.5 million, respectively. As of December 31, 2014 and December 31, 2015, the limits available were $14.3 million and $15.8 million, respectively, of which $8.1 million and $10.3 million was utilized, constituting non-funded drawdown. For details on our financing arrangements, refer to notes 14 and 15 to our consolidated financial statements.

Goodwill Impairment Testing

Goodwill of a reporting unit is tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASU 2011-08, the Company has an option to perform an assessment of qualitative factors, such as macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows, to determine whether events or circumstances exist which lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of such qualitative factors, we concluded that the fair values of all of our reporting units are likely to be higher than their respective carrying values as of December 31, 2015.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see the Risk Factor entitled “Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition,” the section titled “Contractual Obligations” below, and Note 7 to our consolidated financial statements.

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2015:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$843.4	$55.5	$108.6	$679.3	$—
—Principal payments	776.4	39.1	78.4	658.9	—
—Interest payments*	67.0	16.4	30.2	20.4	—
Short-term borrowings	21.7	21.7	—	—	—
—Principal payments	21.5	21.5	—	—	—
—Interest payments**	0.2	0.2	—	—	—
Capital leases	4.2	1.7	2.0	0.5	—
—Principal payments	3.4	1.3	1.7	0.4	—
—Interest payments	0.8	0.4	0.3	0.1	—
Operating leases	131.4	27.9	45.9	28.6	29.0
Purchase obligations	47.0	35.4	10.3	1.3	—
Capital commitments net of advances	8.2	8.2	—	—	—
Earn-out consideration	26.1	18.1	6.6	1.4	—
—Reporting date fair value	22.9	17.0	5.0	0.9	—
—Interest	3.2	1.1	1.6	0.5	—
Other liabilities	74.3	46.8	16.6	10.9	—

Total contractual obligations	$1,156.3	$215.3	$190.0	$722.0	$29.0

*	Our interest payments on long-term debt are calculated at a rate equal to LIBOR plus a margin of 1.50% per annum based on our debt rating as of December 31, 2015.
**	Our interest payments on short-term debt represent estimated payments at a rate equal to LIBOR plus a margin of 1.50% per annum based on our debt rating as of December 31, 2015 and our expectation for the repayment of such debt.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K.

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

In May 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU will be effective for us beginning January 1, 2016, including interim periods in our fiscal year 2016, and allows for both retrospective and prospective adoption. We will adopt the requirements of this standard prospectively and do not expect the adoption of this update to have a material impact on our consolidated results of operations, cash flows, financial position or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations,” which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the ASU, the acquirer shall recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU will be effective for us beginning January 1, 2016, including interim periods in our fiscal year 2016. We do not expect the adoption of this update to have a material impact on our consolidated results of operations, cash flows, financial position or disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which primarily affects accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU will be effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018. Early adoption is permitted. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. The ASU will be effective for us beginning January 1, 2019, including interim periods in our fiscal year 2019. Early adoption is permitted. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 73% in fiscal 2015) is received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, South African rand and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2015, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the Euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2015 by approximately $7 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 5.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2015 by approximately $34 million. Conversely, a 5.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2015 by approximately $37 million.

We have sought to reduce the effect of any Indian rupee-U.S. dollar, Chinese renminbi-Japanese yen, euro-Hungarian forint, euro-Romanian leu, and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows and accounts receivable. These instruments typically have maturities of zero to sixty months. We use these instruments as economic hedges and not for speculative purposes, and most of them qualify for hedge accounting under the FASB guidance on Derivatives and Hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China and India limit the duration and amount of such arrangements. We may not be able to purchase contracts adequate to insulate us from Indian rupee-U.S. dollar and Chinese renminbi-Japanese yen foreign exchange currency risks. In addition, any such contracts may not perform adequately as hedging mechanisms. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange (gains) losses, net.”

Interest rate risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2015, we had approximately $798 million of indebtedness under our credit facility, comprised of a long-term loan of $776.5 million, net of $3.5 million of debt amortization expenses, and a revolving loan of $21.5 million. Interest on indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Based on our indebtedness as of December 31, 2015, a 1% change in interest rates would impact our net interest expense by $7.8 million in 2016.

Credit risk

As of December 31, 2015, we had accounts receivable, including long-term accounts receivable, net of provisions for doubtful receivables, of $598.5 million. Of this, $106.5 million was owed by GE, and the balance, or $492.0 million, was owed by Global Clients. No single Global Client owed more than 5% of our accounts receivable balance as of December 31, 2015.

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

Due to its inherent limitations, including that it relies on sample-based testing, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

During 2015, we acquired certain wealth management operations from Citibank, N.A. in the U.K. We have excluded from our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 the operations of such acquisition and the internal control over financial reporting associated with total assets of $13,318 thousand (of which $3,242 thousand represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $8,818 thousand included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015.

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

Changes in internal control over financial reporting

During 2015, we implemented a new enterprise resource planning, or ERP, system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of business processes and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. This implementation was significant in scale and complexity and significantly affected certain accounting functions. Both during and after the implementation, the Company maintained its internal control design by changing detailed key controls to achieve all key financial reporting assertions. Other than the ERP implementation, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report on Form 10-K. The other information required by this Item will be included in our Proxy Statement for the 2016 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated by reference in this report.

Item 11.    Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2016 Annual General Meeting of Shareholders under the caption “Information about Executive and Director Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2016 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December  31, 2015 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2016 Annual General Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2016 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-4 through F-60 hereof.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries’ (“Genpact Limited” or the “Company”) as of December 31, 2014 and 2015, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Gurgaon, India

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited Genpact Limited and subsidiaries’ (“Genpact Limited” or the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired certain wealth management operations from Citibank, N.A. in the United Kingdom and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, certain wealth management operations acquired from Citibank, N.A. in the United Kingdom’s internal control over financial reporting associated with total assets of $13,318 thousands (of which $3,242 thousands represent goodwill and intangible assets included within the scope of the assessment) and total revenues of $8,818 thousands included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of certain wealth management operations acquired from Citibank, N.A. in the United Kingdom.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Gurgaon, India

February 26, 2016

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2014	As of December 31, 2015
Assets
Current assets
Cash and cash equivalents	4	$461,788	$450,907
Accounts receivable, net	5	525,754	590,137
Deferred tax assets	25	45,486	—
Prepaid expenses and other current assets	8	155,480	154,025

Total current assets		$1,188,508	$1,195,069
Property, plant and equipment, net	9	175,936	175,396
Deferred tax assets	25	59,135	99,395
Investment in equity affiliates		494	6,677
Intangible assets, net	10	114,544	98,601
Goodwill	10	1,057,214	1,038,346
Other assets	11	146,706	180,005

Total assets		$2,742,537	$2,793,489

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2014	As of December 31, 2015
Liabilities and equity
Current liabilities
Short-term borrowings	15	$135,000	$21,500
Current portion of long-term debt	14	4,288	39,134
Accounts payable		15,544	10,086
Income taxes payable	25	13,586	24,122
Deferred tax liabilities	25	1,239	—
Accrued expenses and other current liabilities	13	452,457	499,638

Total current liabilities		$622,114	$594,480
Long-term debt, less current portion	14	649,314	737,332
Deferred tax liabilities	25	6,671	2,093
Other liabilities	16	179,302	155,228

Total liabilities		$1,457,401	$1,489,133

Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 218,684,205 and 211,472,312 issued and outstanding as of December 31, 2014 and December 31, 2015, respectively		2,184	2,111
Additional paid-in capital		1,296,730	1,342,022
Retained earnings		398,706	411,508
Accumulated other comprehensive income (loss)		(412,484)	(451,285)

Total equity		$1,285,136	$1,304,356
Commitments and contingencies	28

Total liabilities and equity		$2,742,537	$2,793,489

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2013	2014	2015
Net revenues
Net revenues from services		$2,131,997	$2,279,438	$2,461,044
Cost of revenue
Services	21, 27	1,319,571	1,378,088	1,493,547

Gross profit		$812,426	$901,350	$967,497
Operating expenses:
Selling, general and administrative expenses	22, 27	484,810	585,646	608,114
Amortization of acquired intangible assets	10	23,645	28,543	28,513
Other operating (income) expense, net	23	(5,556)	(6,870)	(3,322)

Income from operations		$309,527	$294,031	$334,192
Foreign exchange (gains) losses, net		(20,763)	12,363	(5,269)
Other income (expense), net	24	(24,308)	(27,283)	(26,907)

Income before equity-method investment activity, net and income tax expense		$305,982	$254,385	$312,554
Loss(gain) on equity-method investment activity, net		(169)	4,795	10,800

Income before income tax expense		$306,151	$249,590	$301,754
Income tax expense	25	71,100	57,419	61,937

Net income		$235,051	$192,171	$239,817
Net income attributable to non-controlling interest		5,334	169	—

Net income attributable to Genpact Limited shareholders		$229,717	$192,002	$239,817

Net income available to Genpact Limited common shareholders	20	$229,717	$192,002	$239,817
Earnings per common share attributable to Genpact Limited common shareholders	20
Basic		$1.00	$0.87	$1.11
Diluted		$0.97	$0.85	$1.09
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		229,348,411	220,847,098	216,606,542
Diluted		235,754,267	225,168,665	219,145,044

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2013		2014		2015
	Genpact Limited Shareholders	Non-controlling interest	Genpact Limited Shareholders	Non-controlling interest	Genpact Limited Shareholders	Non-controlling interest
Net Income	$229,717	$5,334	$192,002	$169	$239,817	$—
Other comprehensive income:
Currency translation adjustments	(114,555)	103	(41,964)	(11)	(64,504)	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(28,654)	—	90,200	—	22,880	—
Retirement benefits, net of taxes	1,867	—	(1,106)	—	2,823	—

Other comprehensive income (loss)	$(141,342)	$103	$47,130	$(11)	$(38,801)	$—

Comprehensive income (loss)	$88,375	$5,437	$239,132	$158	$201,016	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2013	225,480,172	$2,253	$1,202,448	$281,982	$(318,272)	$3,370	$1,171,781
Issuance of common shares on exercise of options (Note 18)	4,635,977	46	43,979	—	—	—	44,025
Issuance of common shares under the employee stock purchase plan (Note 18)	109,698	1	1,833	—	—	—	1,834
Net settlement upon vesting of restricted share units (Note 18)	540,617	5	(4,470)	—	—	—	(4,465)
Net settlement upon vesting of performance units (Note 18)	496,112	5	(6,575)	—	—	—	(6,570)
Disposition of non-controlling interest	—	—	—	—	—	(1,055)	(1,055)
Distribution to non-controlling interest	—	—	—	—	—	(6,423)	(6,423)
Stock-based compensation expense (Note 18)	—	—	31,129	—	—	—	31,129
Comprehensive income:
Net income	—	—	—	229,717	—	5,334	235,051
Other comprehensive income	—	—	—	—	(141,342)	103	(141,239)

Balance as of December 31, 2013	231,262,576	$2,310	$1,268,344	$511,699	$(459,614)	$1,329	$1,324,068

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2014	231,262,576	$2,310	$1,268,344	$511,699	$(459,614)	$1,329	$1,324,068
Net settlement on issuance of common shares upon exercise of options (Note 18)	3,319,760	33	16,018	—	—	—	16,051
Issuance of common shares under the employee stock purchase plan (Note 18)	151,461	2	2,345	—	—	—	2,347
Net settlement on vesting of restricted share units (Note 18)	329,311	3	(2,361)	—	—	—	(2,358)
Net settlement on vesting of performance units (Note 18)	913,939	9	(15,681)	—	—	—	(15,672)
Stock repurchased and retired (Note 19)	(17,292,842)	(173)	—	(302,452)	—	—	(302,625)
Expenses related to stock purchase (Note 19)	—	—	—	(2,543)	—	—	(2,543)
Distribution to non-controlling interest	—	—	—	—	—	(1,487)	(1,487)
Stock-based compensation expense (Note 18)	—	—	28,065	—	—	—	28,065
Comprehensive income:
Net income	—	—	—	192,002	—	169	192,171
Other comprehensive income	—	—	—	—	47,130	(11)	47,119

Balance as of December 31, 2014	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$—	$1,285,136

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
	No. of Shares	Amount
Balance as of January 1, 2015	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$—	$1,285,136
Issuance of common shares upon exercise of options (Note 18)	1,428,605	14	13,550	—	—	—	13,564
Issuance of common shares under the employee stock purchase plan (Note 18)	121,485	1	2,523	—	—	—	2,524
Net settlement upon vesting of restricted share units (Note 18)	259,776	3	(2,309)	—	—	—	(2,306)
Net settlement upon vesting of performance units (Note 18)	846,114	8	(8)	—	—	—	—
Stock repurchased and retired (Note 19)	(9,867,873)	(99)	—	(226,818)	—	—	(226,917)
Excess tax benefit on stock-based compensation (Note 25)	—	—	6,560	—	—	—	6,560
Expenses related to stock purchase (Note 19)	—	—	—	(197)	—	—	(197)
Stock-based compensation expense (Note 18)	—	—	24,976	—	—	—	24,976
Comprehensive income:
Net income	—	—	—	239,817	—	—	239,817
Other comprehensive income	—	—	—	—	(38,801)	—	(38,801)

Balance as of December 31, 2015	211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$—	$1,304,356

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2013	2014	2015
Operating activities
Net income attributable to Genpact Limited shareholders	$229,717	$192,002	$239,817
Net income attributable to non-controlling interest	5,334	169	—
Net income	$235,051	$192,171	$239,817
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	52,815	51,064	54,286
Amortization of debt issuance costs (including loss on extinguishment of debt)	6,035	3,240	13,546
Amortization of acquired intangible assets	23,645	28,543	28,513
Intangible assets write-down	—	—	10,714
Reserve for doubtful receivables	11,420	3,107	2,449
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(6,251)	9,419	(4,999)
Equity-method investment activity, net	(169)	4,795	10,800
Excess tax benefit on stock-based compensation	—	—	(6,560)
Stock-based compensation expense	31,129	28,065	24,976
Deferred income taxes	(1,116)	(12,252)	(18,713)
Others, net	5,939	1,291	(238)
Change in operating assets and liabilities:
Increase in accounts receivable	(60,817)	(24,088)	(78,923)
Decrease (Increase) in prepaid expenses, other current assets and other assets	9,377	(31,657)	(32,602)
Increase (Decrease) in accounts payable	1,785	(7,268)	(3,988)
Increase in accrued expenses, other current liabilities and other liabilities	9,316	27,500	69,606
Increase (Decrease) in income taxes payable	(6,555)	(2,092)	18,757

Net cash provided by operating activities	$311,604	$271,838	$327,441

Investing activities
Purchase of property, plant and equipment	(48,879)	(62,577)	(62,173)
Proceeds from sale of property, plant and equipment	3,442	564	1,486
Investment in equity affiliates	—	—	(18,423)
Short term deposits placed	(55,001)	(25,000)	—
Redemption of short term deposits	69,249	25,000	—
Payment for business acquisitions, net of cash acquired	(49,235)	(130,809)	(21,363)
Proceeds from divestiture of business, net of cash divested	1,982	—	—

Net cash used for investing activities	$(78,442)	$(192,822)	$(100,473)

Financing activities
Repayment of capital lease obligations	(1,803)	(2,095)	(2,035)
Payment of debt issuance and refinancing costs	(8,104)	—	(6,584)
Proceeds from long-term debt	121,410	—	800,000
Repayment of long-term debt	(123,098)	(6,750)	(684,875)
Proceeds from short-term borrowings	275,000	195,000	1,451,500
Repayment of short-term borrowings	(355,000)	(60,000)	(1,565,000)
Proceeds from issuance of common shares under stock-based compensation plans	45,859	30,144	16,088
Payment for net settlement of stock-based awards	(9,315)	(25,975)	(7,194)
Payment of earn-out consideration	(3,868)	(1,088)	(230)
Distribution to non-controlling interest	(6,423)	(1,487)	—
Payment for stock purchased and retired	—	(302,625)	(226,917)
Payment for expenses related to stock purchase	—	(2,543)	(197)
Excess tax benefit on stock-based compensation	—	—	6,560

Net cash used for financing activities	$(65,342)	$(177,419)	$(218,884)

Effect of exchange rate changes	(55,772)	(11,085)	(18,965)
Net increase/(decrease) in cash and cash equivalents	167,820	(98,403)	8,084
Cash and cash equivalents at the beginning of the period	459,228	571,276	461,788

Cash and cash equivalents at the end of the period	$571,276	$461,788	$450,907

Supplementary information
Cash paid during the period for interest	$30,788	$27,175	$20,950
Cash paid during the period for income taxes	$71,857	$83,803	$72,102
Property, plant and equipment acquired under capital lease obligations	$2,342	$2,176	$1,656

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

1. Organization

(a) Nature of Operations

The Company is a provider of digitally-powered business process outsourcing and services. The architect of the Lean DigitalSM enterprise, the Company uses its patented Smart Enterprise Processes (SEPSM) framework to reimagine its clients’ operating models end-to-end, including their middle and back offices. This creates Intelligent OperationsSM that the Company helps to design, transform, and run. Today, the Company generates impact for a few hundred strategic clients, including approximately one fifth of the Fortune Global 500, and has grown to over 70,000 people in 25 countries.

(b) Organization

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization,” GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares. On October 25, 2012, Glory Investments A Limited, formerly known as South Asia Private Investments, an affiliate of Bain Capital Investors, LLC (“Bain Capital”), became the Company’s largest shareholder when, together with its affiliated assignees and two additional co-investors, it purchased 67,750,678 common shares of the Company from the Company’s initial private equity investors.

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

The non-controlling interest disclosed in the accompanying consolidated financial statements represents the non-controlling partners’ interest in the operation of Genpact Netherlands B.V., the non-controlling shareholders’ interest in the operation of Hello Communications (Shanghai) Co., Ltd. and the profits or losses associated with the non-controlling interest in such operations. The non-controlling partners of Genpact Netherlands B.V. are individually liable for the tax obligations on their shares of profit as it is a partnership. Accordingly, non-controlling interest relating to Genpact Netherlands B.V. has been computed prior to tax and disclosed accordingly in the Consolidated Statements of Income. During the year ended December 31, 2013, the Company completed the divestiture of Hello Communications (Shanghai) Co., Ltd. During the year ended December 31, 2014, the Company purchased the non-controlling interest in Genpact Netherlands B.V., resulting in the Company’s 100% control of the partnership.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles and goodwill, revenue recognition, reserves for doubtful receivables, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, measurements of stock-based compensation, assets and obligations related to employee benefits, and income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

(c) Revenue recognition

The Company derives its revenue primarily from business process outsourcing and information technology management services, which are provided on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been rendered and collectability is reasonably assured. Revenues from services rendered under time-and-materials and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for application development, maintenance and support services. Revenues on these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for the services rendered between the last billing date and the balance sheet date.

Customer contracts can also include incentive payments received for discrete benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.

Revenue with respect to fixed-price contracts for the development of software and related services is recognized in accordance with the percentage-of-completion method. Guidance has been drawn from Financial Accounting Standards Board (“FASB”) guidance on Software—Revenue Recognition to account for revenue from fixed-price arrangements for software development and related services in conformity with FASB guidance on Revenue Recognition—Construction—Type and Production-Type Contracts. The input (effort or cost expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

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

The Company enters into multiple-element revenue arrangements in which a client may purchase a combination of its services. Revenue from multiple-element arrangements is recognized, for each element, based on (1) the attainment of the delivery criterion; (2) its fair value, which is determined using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value, third-party evidence or best estimated selling price, as applicable, and (3) its allocated selling price, which is based on the relative sales price method.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(d) Accounts receivable

Accounts receivable are recorded at the invoiced or to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its clients’ financial condition, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

(e) Cash and cash equivalents

Cash and cash equivalents consist of cash and bank balances and all highly liquid investments purchased with an original maturity of three months or less.

(f) Short-term investments

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

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project, and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in property, plant and equipment on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software. The useful life of certain enterprise resource planning software implemented during the year ended December 31, 2015 is estimated to be 7 years.

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

(k) Foreign currency

The Company’s consolidated financial statements are reported in U.S. dollars, the Company’s functional currency. The functional currency for the Company’s subsidiaries organized in Europe, other than the U.K., the Czech Republic and one subsidiary in Poland, is the euro, and the functional currencies of the Company’s subsidiaries organized in Brazil, China, Colombia, Guatemala, India, Japan, Morocco, South Africa, the Philippines, the U.K., Poland, the Czech Republic, Hong Kong, Singapore, Australia, Canada and United Arab Emirates are their respective local currencies. The functional currency of all other Company subsidiaries is the U.S. dollar. The translation of the functional currencies of the Company’s subsidiaries into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity.

Monetary assets and liabilities of each subsidiary denominated in currencies other than the subsidiary’s functional currency are translated into their respective functional currency at the rates of exchange prevailing on the balance sheet date. Transactions of each subsidiary in currencies other than the subsidiary’s functional currency are translated into the respective functional currencies at the average monthly exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the consolidated statements of income.

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

With respect to derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will prospectively discontinue hedge accounting with respect to that derivative.

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

(o) Stock-based compensation

The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option-pricing model (Black-Scholes-Merton) and for awards other than option awards, grant date fair value is determined on the basis of the fair market value of a Company common share on the date of grant of such awards. The Company recognizes compensation expense for stock-based awards net of estimated forfeitures. Stock-based compensation recognized in the consolidated statements of income for the years ended December 31, 2013, 2014 and 2015 is based on awards ultimately expected to vest. As a result, the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from such estimates.

(p) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

accounted for 25% and 18% of the Company’s receivables as of December 31, 2014 and 2015, respectively. GE accounted for 23%, 20% and 19% of the Company’s revenues in the years ended December 31, 2013, 2014 and 2015, respectively.

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

(s) Recently adopted accounting pronouncements

The following recently released accounting standard has been adopted by the Company and did not have a material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures:

Effective October 1, 2015, the Company has adopted FASB ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance however does not change the existing guidance that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company has applied the new guidance prospectively for all deferred tax assets and liabilities and accordingly, the comparative balance sheet amounts of prior periods were not retrospectively reclassified.

(t) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period. The impact of such reclassifications on the consolidated financial statements is not material.

3. Business acquisitions

(a) Acquisition of wealth management business in the U.K.

On August 18, 2015, the Company acquired certain assets and assumed certain liabilities from Citibank, N.A. comprising a portion of its U.K. wealth management operations for cash consideration of $3,418, which

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

amount was adjusted to account for certain employee-related liabilities. Together with the asset purchase, the Company hired certain U.K.-based employees of the seller. With this transaction, the Company has expanded upon its end-to-end, technology-enabled wealth management service offering acquired from Citibank, N.A. in January 2015, described below.

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

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(d) Acquisition of delivery center in Japan

On November 4, 2014, the Company acquired from Hitachi Management Partner, Corp. a finance-and-accounting service delivery center in Japan. In connection with the acquisition, the Company entered into a five-year business process outsourcing agreement with Hitachi Ltd. The purchase consideration for the acquisition is set forth below:

Cash consideration after adjustment for pension underfunding and closing net assets value	$10,539
Fair value of contingent earn-out consideration (ranging from $0 to $15,750)	11,198
Total estimated purchase consideration	$21,737

The contingent earn-out consideration for this acquisition is based on additional work contracted by the delivery center for the period from November 4, 2014 to November 4, 2021. The total consideration paid by the Company at the closing of the transaction was $7,108, net of cash acquired of $3,491. With this acquisition, the Company has expanded its presence in Japan and strengthened its finance-and-accounting service offering.

During the quarter ended December 31, 2015, the Company recorded a measurement period adjustment that resulted in a $96 increase in pension assets and the recognition of a current asset with a value of $147 with a corresponding impact on goodwill. The measurement period adjustments did not have a significant impact on the Company’s Consolidated Statements of Income, Balance Sheets or Cash Flows in any period and were accordingly recorded during the period ended December 31, 2015.

In connection with the transaction, the Company recorded $7,522 in customer-related intangible assets, which have a weighted average amortization period of seven years and against which a deferred tax liability of $2,496 was recorded. Goodwill arising from the acquisition, including measurement period adjustments, amounted to $16,791, which has been allocated to the China reporting unit and is non-deductible for tax purposes as the Company has not recorded any tax benefit for amortization. In connection with the transaction, the Company also assumed net liabilities amounting to $80, including measurement period adjustments. The results of operations of the delivery center and the fair value of its assets and liabilities are included in the Company’s Consolidated Financial Statements with effect from November 4, 2014, the date of the acquisition.

Acquisition-related costs of $796 have been included in selling, general and administrative expenses as incurred.

(e) Pharmalink Consulting Limited and Pharmalink Consulting Inc.

On May 29, 2014, the Company acquired 100% of the outstanding equity interest in each of Pharmalink Consulting Limited, a company incorporated under the laws of England and Wales, and Pharmalink Consulting Inc., a California corporation (collectively referred to as “Pharmalink”). The purchase consideration for the acquisition is set forth below:

Cash consideration after adjustment for net debt and working capital	$126,069
Fair value of contingent earn-out consideration (ranging from $0 to $27,405)	12,730
Total estimated purchase consideration	$138,799

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

The contingent earn-out consideration is based on gross profits and order bookings of sustainable outsourcing contracts for the period from June 1, 2014 to June 30, 2016. The total consideration paid at closing for the Company’s acquisition of Pharmalink was $123,701, net of cash acquired of $2,200. Pharmalink is a provider of regulatory affairs services to the life sciences industry. With this acquisition, the Company added regulatory consulting, outsourcing and operations capabilities for clients in the life sciences industry.

During the quarter ended December 31, 2014, the Company recorded a measurement period adjustment that resulted in a non-current liability of $585 and a corresponding indemnification asset with no impact on goodwill. During the quarter ended June 30, 2015, the Company recorded a measurement period adjustment that resulted in a $168 increase in the purchase consideration, with a corresponding increase in goodwill. These measurement period adjustments did not have a significant impact on the Company’s Consolidated Statements of Income, Balance Sheets or Cash Flows in any period and were accordingly recorded during the quarters ended December 31, 2014 and June 30, 2015, respectively.

The following table summarizes the allocation of the estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of acquisition including measurement period adjustments:

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

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2014 and 2015 are comprised of:

	As of December 31,
	2014	2015
Deposits with banks	$130,610	$231,367
Other cash and bank balances	331,178	219,540

Total	$461,788	$450,907

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31,
	2013	2014	2015
Opening Balance as of January 1	$$9,073	$16,560	$15,192
Additions due to acquisitions	—	178	—
Additions charged to cost and expense	11,420	3,107	2,449
Deductions	(3,933)	(4,653)	(6,111)

Closing Balance	$16,560	$15,192	$11,530

Accounts receivable were $540,946 and $601,667, and the reserves for doubtful receivables were $15,192 and $11,530, resulting in net accounts receivable balances of $525,754 and $590,137 as of December 31, 2014 and 2015, respectively. In addition, accounts receivable due after one year of $11,635 and $8,348 as of December 31, 2014 and 2015, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $5,840 and $1,980 as of December 31, 2014 and 2015, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2014 and 2015:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

6. Fair Value Measurements (Continued)

	As of December 31, 2015
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a)	$30,380	$—	$30,380	$—

Total	$30,380	$—	$30,380	$—

Liabilities
Derivative instruments (Note b)	$59,620	$—	$59,620	$—

Total	$59,620	$—	$59,620	$—

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

The Company values its derivative instruments based on market observable inputs, including both forward and spot prices for the relevant currencies. The quotes are taken from an independent market database.

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities and foreign currency denominated forecasted cash flows. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts mature between 0 and 60 months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2014	As of December 31, 2015	As of December 31, 2014	As of December 31, 2015
Foreign exchange forward contracts denominated in:
United States dollars (sell) Indian rupees (buy)	$1,282,800	$1,139,400	$(86,913)	$(48,197)
United States dollars (sell) Mexican peso (buy)	5,640	8,520	(514)	(1,163)
United States dollars (sell) Philippines peso (buy)	72,900	58,500	(738)	(1,387)
Euro (sell) United States dollars (buy)	98,903	146,719	5,458	9,109
Euro (sell) Romanian leu (buy)	81,072	39,027	562	567
Japanese yen (sell) Chinese renminbi (buy)	28,586	62,740	2,766	(1,379)
Pound sterling (sell) United States dollars (buy)	133,435	118,438	4,278	7,496
Australian dollars (sell) United States dollars (buy)	104,362	106,544	7,552	5,714

			$(67,549)	$(29,240)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.
(b)	Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Balance Sheet. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts as cash flow hedges for forecasted revenues and the purchase of services. In addition to this program, the Company uses derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge foreign exchange risks related to balance sheet items such as receivables and intercompany borrowings denominated in currencies other than the Company’s underlying functional currency.

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2014	As of December 31, 2015	As of December 31, 2014	As of December 31, 2015
Assets
Prepaid expenses and other current assets	$16,636	$17,400	$202	$884
Other assets	$17,129	$12,096	$—	$—

Liabilities
Accrued expenses and other current liabilities	$64,650	$34,576	$965	$34
Other liabilities	$35,901	$25,010	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Year ended December 31,
	2013			2014			2015
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance as of January 1	$163,756)	$59,070	$(104,686)	$(205,952)	$72,612	$(133,340)	$(66,786)	$23,646	$(43,140)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(66,812)	25,239	(41,573)	(49,161)	17,498	(31,663)	(42,106)	15,346	(26,760)
Changes in fair value of effective portion of outstanding derivatives, net	(109,008)	38,781	(70,227)	90,005	(31,468)	58,537	(5,410)	1,530	(3,880)

Gain (loss) on cash flow hedging derivatives, net	(42,196)	13,542	(28,654)	139,166	(48,966)	90,200	36,696	(13,816)	22,880

Closing balance as of December 31	$(205,952)	$72,612	$(133,340)	$(66,786)	$23,646	$(43,140)	$(30,090)	$9,830	$(20,260)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)			Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
	2013	2014	2015		2013	2014	2015		2013	2014	2015
Forward foreign exchange contracts	$(109,008)	$90,005	$(5,410)	Revenue	$7,548	$(4,301)	$13,667	Foreign exchange (gains) losses, net	$—	$—	$—
				Cost of revenue	(59,929)	(35,539)	(44,634)
				Selling, general and administrative expenses	(14,431)	(9,321)	(11,139)

	$(109,008)	$90,005	$(5,410)		$(66,812)	$(49,161)	$(42,106)		$—	$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Year ended December 30,
		2013	2014	2015
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$18,353	$(287)	$(6,566)

		$18,353	$(287)	$(6,566)

(a)	These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2014	2015
Advance income and non-income taxes	$61,251	$52,953
Deferred transition costs	40,185	36,620
Derivative instruments	16,838	18,284
Prepaid expenses	12,949	12,565
Customer acquisition cost	5,557	6,687
Employee advances	5,816	3,878
Deposits	1,754	1,820
Advances to suppliers	3,358	8,028
Others	7,772	13,190

	$155,480	$154,025

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2014	2015
Land	$10,324	$9,873
Buildings	46,272	47,718
Furniture and fixtures	33,908	33,356
Computer equipment and servers	169,730	172,086
Plant, machinery and equipment	74,981	79,599
Computer software	93,054	110,153
Leasehold improvements	89,770	86,997
Vehicles	6,607	6,009
Capital work in progress	7,314	10,727

Property, plant and equipment, gross	$531,960	$556,518
Less: Accumulated depreciation and amortization	(356,024)	(381,122)

Property, plant and equipment, net	$175,936	$175,396

Depreciation expense on property, plant and equipment for the years ended December 31, 2013, 2014 and 2015 was $46,408, $44,029 and $47,673, respectively. Computer software amortization for the years ended December 31, 2013, 2014 and 2015 amounted to $9,949, $9,105 and $9,114, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $3,542, $2,070 and $2,501 for the years ended December 31, 2013, 2014 and 2015, respectively.

Property, plant and equipment, net include assets held under capital lease arrangements amounting to $3,435 and $2,797 as of December 31, 2014 and December 31, 2015, respectively. Depreciation expense in respect of these assets was $1,726, $1,786 and $1,594 for the years ended December 31, 2013, 2014 and 2015, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the years ended December 31, 2014 and 2015:

	As of December 31,
	2014	2015
Opening balance	$953,849	$1,057,214
Goodwill relating to acquisitions consummated during the period	127,047	7,674
Impact of measurement period adjustments	—	(135)
Effect of exchange rate fluctuations	(23,682)	(26,407)

Closing balance	$1,057,214	$1,038,346

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

Goodwill has been allocated to the following reporting units, which represent different business units of the Company, as follows:

	As of December 31,
	2014	2015
India	$477,969	$461,383
China	60,585	59,250
Europe	39,189	38,242
Americas	46,583	46,583
IT services	432,888	432,888

	$1,057,214	$1,038,346

In the years ended December 31, 2014 and 2015, in accordance with ASU 2011-08, the Company performed an assessment of qualitative factors to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on its assessment, the Company concluded that it is not more likely than not that the fair value of any of the Company’s reporting units is less than its carrying amount.

The total amount of goodwill deductible for tax purposes is $37,628 and $36,390 as of December 31, 2014 and 2015, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2014			As of December 31, 2015
	Gross carrying amount	Accumulated amortization &Impairment	Net	Gross carrying amount	Accumulated amortization &Impairment	Net
Customer-related intangible assets	$310,069	$228,095	$81,974	$319,035	$247,463	$71,572
Marketing-related intangible assets	43,137	23,801	19,336	42,749	27,021	15,728
Other intangible assets	19,002	5,768	13,234	29,729	18,427	11,301

	$372,208	$257,664	$114,544	$391,513	$292,911	$98,601

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2013, 2014 and 2015 were $23,645, $28,543 and $28,513, respectively.

During the year ended 2015, the Company tested an intangible software asset for recoverability as a result of a downward revision to the forecasted cash flows to be generated by the intangible asset. Based on the results of such testing, the Company determined that the carrying value of the intangible asset exceeded its fair value by $10,714 and recorded a charge to reduce the carrying value by this amount. The Company used the discounted cash flow or income approach to determine the fair value of the intangible asset for the purpose of calculating the resulting charge. This charge has been recorded in other operating (income) expenses, net in the consolidated statement of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For the year ending December 31:
2016	$25,961
2017	22,501
2018	18,322
2019	14,531
2020 and beyond	17,286

$98,601

11. Other assets

Other assets consist of the following:

	As of December 31,
	2014	2015
Customer acquisition cost	$15,035	$13,458
Advance income and non-income taxes	27,381	50,123
Deferred transition costs	37,230	56,759
Deposits	24,989	24,107
Derivative instruments	17,129	12,096
Prepaid expenses	2,565	4,435
Accounts receivable due after one year	11,635	8,348
Others	10,742	10,679

	$146,706	$180,005

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

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

Year ending December 31:
2016	$46,056
2017	40,539
2018	34,998
2019	31,124
2020	29,755
2021 and beyond	93,372

Total minimum lease payments	$275,844

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

12. Leases (Continued)

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight-line basis over the applicable lease term. Rent expenses under cancellable and non-cancellable operating leases were $55,450, $57,178 and $50,342 for the years ended December 31, 2013, 2014 and 2015, respectively.

The rental expenses set out above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $2,851, $1,823 and $2,037 for the years ended December 31, 2013, 2014 and 2015, respectively.

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2014	2015
Accrued expenses	$114,770	$161,672
Accrued employee cost	143,829	158,054
Deferred transition revenue	49,792	44,974
Statutory liabilities	24,713	32,149
Retirement benefits	16,807	17,930
Derivative instruments	65,615	34,610
Advance from clients	19,857	19,815
Earn-out consideration	3,232	16,896
Other liabilities	12,399	12,210
Capital lease obligations	1,443	1,328

	$452,457	$499,638

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

In June 2015, the Company refinanced its 2012 facility through a new credit facility comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.50% per annum

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

14. Long-term debt (Continued)

or a base rate plus an applicable margin equal to 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663,188 as of June 30, 2015, was extinguished, and the Company expensed $10,050, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Additionally, the refinancing of the revolving facility resulted in the accelerated amortization of $65 relating to the existing unamortized debt issuance cost. The remaining unamortized costs for the revolving facility, together with the fees paid to the Company’s lenders and third parties in connection with the new term loan and revolving facility, will be amortized over the term of the refinanced facility, which ends on June 30, 2020.

As of December 31, 2014 and December 31, 2015, the amount outstanding under the Company’s term loan, net of debt amortization expense of $11,274 and $3,534, was $653,602 and $776,466, respectively. As of December 31, 2014, the term loan bore interest at a rate equal to LIBOR (subject to a floor of 0.75%) plus an applicable margin of 2.75% per annum. As of December 31, 2015, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of December 31, 2015 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2016	$39,134
2017	39,181
2018	39,226
2019	39,272
2020	619,653

Total	$776,466

15. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2014 and December 31, 2015, the limits available were $14,282 and $15,781, respectively, of which $8,138 and $10,301 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $350,000, which the company obtained in June 2015 as described in note 14. This facility replaces the Company’s $250,000 facility initially entered into in August 2012 and subsequently amended in June 2013. As of December 31, 2014 and December 31, 2015, a total of $137,224 and $22,947, respectively, was utilized, of which $135,000 and $21,500, respectively, constituted funded drawdown and $2,224 and $1,447, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 2.50% as of December 31, 2014. As of

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

15. Short-term borrowings (Continued)

December 31, 2015, the revolving facility bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The unutilized amount on the revolving facility bore a commitment fee of 0.5% and 0.25% as of December 31, 2014 and December 31, 2015, respectively. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2015, the Company was in compliance with the financial covenants.

(c)	On January 27, 2015 and March 23, 2015, the Company obtained short-term loans in the amount of $672,500 and $737,500, respectively, from Morgan Stanley Senior Funding, Inc. in connection with certain internal reorganization transactions. These loans bore interest at a rate of 2.00% per annum and were fully repaid on January 30, 2015 and March 26, 2015, respectively. The Company recorded $1,045 in debt issuance expenses and $235 in interest with respect to the amounts borrowed under the short-term loans.

16. Other liabilities

Other liabilities consist of the following:

	As of December 31,
	2014	2015
Accrued employee cost	$5,121	$6,901
Deferred transition revenue	52,419	66,737
Retirement benefits	29,652	29,689
Derivative instruments	35,901	25,010
Amount received from GE under indemnification arrangement, pending adjustment	5,129	3,549
Advance from clients	6,000	4,485
Earn-out consideration	30,758	5,924
Others	11,662	10,729
Capital lease obligations	2,660	2,204

	$179,302	$155,228

17. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Genpact India Employees’ Gratuity Fund. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

invest predominantly in fixed income funds managed by asset management companies. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2013, 2014 and 2015, all of the plan assets were primarily invested in debt securities.

In addition, in accordance with Mexican law, the Company provides certain termination benefits (the “Mexican Plan”) to its eligible Mexican employees based on the age, duration of service and salary of each eligible employee. The Mexican Plan benefit cost for the year is calculated on an actuarial basis.

In addition, certain of the Company’s subsidiaries organized or operating in the Philippines and Japan have sponsored defined benefit retirement programs (respectively, the “Philippines Plan” and the “Japan Plan”). The benefit costs of the Japan Plan and the Philippines Plan for the year are calculated on an actuarial basis. Company contributions in respect of these plans are made to insurer-managed funds or to a trust. The trust contributions are further invested in government bonds.

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

The following table sets forth the funded status of the defined benefit plans and the amounts recognized in the Company’s financial statements based on an actuarial valuation carried out as of December 31, 2014 and 2015.

	As of December 31,
	2014	2015
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$28,596	$36,445
Service cost	4,721	5,578
Actuarial loss (gain)	1,843	(3,459)
Interest cost	2,410	2,629
Liabilities assumed on acquisition	3,967	—
Benefits paid	(3,736)	(3,846)
Effect of exchange rate changes	(1,356)	(1,730)

Projected benefit obligation at the end of the year	$36,445	$35,617

Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$22,798	$29,721
Employer contributions	7,139	1,283
Actual gain on plan assets	1,907	2,465
Assets assumed on acquisition	2,825	—
Actuarial gain/(loss)	(6)	—
Benefits paid	(3,736)	(3,763)
Effect of exchange rate changes	(1,206)	(1,157)

Fair value of plan assets at the end of the year	$29,721	$28,549

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

Amounts included in other comprehensive income (loss) as of December 31, 2014 and 2015 were as follows:

	As of December 31,
	2014	2015
Net actuarial loss	$(7,178)	$(3,051)
Deferred tax assets	2,178	874

Other comprehensive income, net	$(5,000)	$(2,177)

Changes in other comprehensive income (loss) during the year ended December 31, 2015 were as follows:

2015
Net Actuarial loss	$3,899
Amortization of net actuarial loss	416
Deferred income taxes	(1,304)
Effect of exchange rate changes	(189)

Other comprehensive income (loss), net	$2,822

Net defined benefit plan costs for the years ended December 31, 2013, 2014 and 2015 include the following components:

	Year ended December 31,
	2013	2014	2015
Service costs	$4,511	$4,721	$5,578
Interest costs	2,104	2,410	2,629
Amortization of actuarial loss	421	419	330
Expected return on plan assets	(968)	(1,719)	(2,154)

Net Defined Benefit Plan costs	$6,068	$5,831	$6,383

The amount in other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $72.

The weighted average assumptions used to determine the benefit obligations of the Gratuity Plan as of December 31, 2014 and 2015 are presented below:

	As of December 31,
	2014	2015
Discount rate	8.50%-8.55%	8.30%-8.45%
Rate of increase in compensation per annum	5.20%-11.00%	5.20%-11.00%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2013, 2014 and 2015 are presented below:

	Year ended December 31,
	2013	2014	2015
Discount rate	8.85%	9.50%-9.55%	8.50%-8.55%
Rate of increase in compensation per annum	5.20%-11.00%	5.20%-11.00%	5.20%-11.00%
Expected long-term rate of return on plan assets per annum	8.50%	8.50%	8.50%

The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2014 and 2015 are presented below:

	Year ended December 31,
	2014	2015
Discount rate	6.50%	6.50%
Rate of increase in compensation per annum	5.50%	5.50%

The weighted average assumptions used to determine the Mexican Plan costs for the years ended December 31, 2013, 2014 and 2015 are presented below:

	Year ended December 31,
	2013	2014	2015
Discount rate	6.50%	6.50%	6.50%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets per annum	0.00%	0.00%	0.00%

The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2014 and 2015 are presented below:

	Year ended December 31,
	2014	2015
Discount rate	0.24%-1.44%	0.24%-1.30%
Rate of increase in compensation per annum	0.00%	0.00%-3.55%

The weighted average assumptions used to determine the Japan Plans costs for the years ended December 31, 2013, 2014 and 2015 are presented below:

	Year ended December 31,
	2013	2014	2015
Discount rate	0.90%	0.50%-1.44%	0.20%-1.30%
Rate of increase in compensation per annum	0.00%	0.00%	0.00%-3.55%
Expected long-term rate of return on plan assets per annum	2.69%	2.69%	2.69%-3.44%

The foregoing expected returns on plan assets are based on the Company’s expectation of the average long-term rate of return expected to prevail over the next 15 to 20 years on the types of investments prescribed by applicable statute.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The Company evaluates these assumptions based on projections of the Company’s long-term growth and prevalent industry standards. Unrecognized actuarial loss is amortized over the average remaining service period of the active employees expected to receive benefits under the plan.

The fair value of the Company’s plan assets as of December 31, 2014 and 2015 by asset category are as follows:

	As of December 31, 2015
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$2,460	$2,460	$—	$—
Fixed income securities (Note a)	23,190	3,520	19,670	—
Other securities (Note b)	2,899	1,234	1,665	—

Total	$28,549	$7,214	$21,335	$—

	As of December 31, 2014
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$6,104	$6,104	$—	$—
Fixed income securities (Note a)	21,532	4,053	17,479	—
Other securities (Note b)	2,085	512	1,573	—

Total	$29,721	$10,669	$19,052	$—

(a)	Include investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.

(b)	Include investments in funds that invest primarily in fixed income securities and the remaining portion in equity securities.

The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2016	$4,212
2017	3,549
2018	3,163
2019	2,915
2020	2,868
2021 – 2025	16,382

$33,089

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

Expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2015.

Defined contribution plans

During the years ended December 31, 2013, 2014 and 2015, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2013	2014	2015
India	$14,443	$15,272	$15,915
U.S.	3,268	5,565	8,148
U.K.	1,789	3,361	4,453
China	14,681	14,518	14,511
Other Regions	4,641	4,355	4,690

Total	$38,822	$43,071	$47,717

18. Stock-based compensation

The Company has issued options under the Genpact Global Holdings 2005 Plan (the “2005 Plan”), the Genpact Global Holdings 2006 Plan (the “2006 Plan”), the Genpact Global Holdings 2007 Plan (the “2007 Plan”) and the Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) to eligible persons including employees, directors and certain other persons associated with the Company.

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

Beginning on July 13, 2007, the date of adoption of the 2007 Omnibus Plan, shares underlying options forfeited, expired, terminated or cancelled under any of the plans are added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

During the year ended December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan and the 2005 Plan was increased by 8,858,823 and 495,915 shares, respectively, as the result of an adjustment to outstanding unvested share awards.

A brief summary of each plan is provided below:

2005 Plan

Under the 2005 Plan, which was adopted on July 26, 2005, the Company is authorized to issue up to 12,706,665 options to eligible persons.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

2006 Plan

Under the 2006 Plan, which was adopted on February 27, 2006, the Company is authorized to issue up to 4,942,369 options to eligible persons.

2007 Plan

Under the 2007 Plan, which was adopted on March 27, 2007, the Company is authorized to issue up to 16,733,250 options to eligible persons.

2007 Omnibus Plan

The Company adopted the 2007 Omnibus Plan on July 13, 2007 and amended and restated it on April 11, 2012. The 2007 Omnibus Plan provides for the grant of awards intended to qualify as incentive stock options, non-qualified stock options, share appreciation rights, restricted share awards, restricted share units, performance units, cash incentive awards and other equity-based or equity-related awards. Under the 2007 Omnibus Plan, the Company is authorized to grant awards for the issuance of up to a total of 23,858,823 common shares.

Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2013, 2014 and 2015, were $30,901, $27,773 and $24,684, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.

Tax benefits recognized in relation to stock-based compensation charges during the years ended December 31, 2013, 2014 and 2015 were $6,913, $6,366 and $6,125, respectively.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in 2013, 2014 and 2015:

	2013	2014	2015
Dividend yield	—	—	—
Expected life (in months)	84	84	84
Risk-free rate of interest for expected life	1.55%	2.18% - 2.29%	1.99%
Volatility	39.39%	37.27% - 38.34%	34.97%

Volatility was calculated based on the historical volatility of the Company during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method,” which is based on the average of its contractual vesting term. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. The Company has not paid any regular cash dividends in the last two fiscal years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

The Company has issued, and intends to continue to issue, new common shares upon stock option exercises and the vesting of share awards under its equity-based incentive compensation plans.

A summary of stock option activity during the years ended December 31, 2013, 2014 and 2015 is set out below:

	Year ended December 31, 2013
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2013	12,413,298	$9.29	$4.2	$—
Granted	3,483,000	19.35	—	—
Forfeited	(69,863)	10.65	—	—
Expired	(88,295)	13.26	—	—
Exercised	(4,635,977)	9.31	—	41,849

Outstanding as of December 31, 2013	11,102,163	$12.40	5.2	$70,512

Vested and exercisable as of December 31, 2013 and expected to vest thereafter (Note a)	10,759,137	$12.11	5.2	$70,465
Vested and exercisable as of December 31, 2013	7,091,889	$8.82	3.0	$67,719
Weighted average grant date fair value of grants during the period	$8.33

	Year ended December 31, 2014
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2014	11,102,163	$12.40	5.2	$—
Granted	520,000	17.54	—	—
Forfeited	(250,673)	19.20	—	—
Expired	(27,228)	12.32	—	—
Exercised (Note b)	(3,972,535)	7.00	—	47,399

Outstanding as of December 31, 2014	7,371,727	$15.44	5.9	$27,886

Vested as of December 31, 2014 and expected to vest thereafter (Note a)	7,073,004	$15.19	5.9	$27,755
Vested and Exercisable as of December 31, 2014	3,542,821	$11.37	3.1	$26,781
Weighted average grant date fair value of grants during the period	$7.54

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2015
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2015	7,371,727	$15.44	5.9	$—
Granted	170,000	22.77	—	—
Forfeited	(125,000)	19.35	—	—
Expired	(1,277)	14.32	—	—
Exercised	(1,428,605)	9.49	—	22,122

Outstanding as of December 31, 2015	5,986,845	$16.99	5.8	$48,661

Vested as of December 31, 2015 and expected to vest thereafter (Note a)	5,754,969	$16.76	5.8	$47,325
Vested and Exercisable as of December 31, 2015	2,183,846	$12.67	2.7	$26,892
Weighted average grant date fair value of grants during the period	$9.15

(a)	Options expected to vest reflect an estimated forfeiture rate.
(b)	2,138,601 of these options were net settled upon exercise by issuing 1,485,826 shares (net of minimum statutory withholding taxes).

Cash received upon the exercise of stock options amounted to $44,025, $16,051 and $13,564, and cash tax benefits realized upon the exercise of stock options were $1,806, $761 and $6,982 (including excess tax benefits of $0, $0, $6,560) during the years ended December 31, 2013, 2014 and 2015, respectively.

As of December 31, 2015, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $14,073, which will be recognized over the weighted average remaining requisite vesting period of 2.4 years.

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

A summary of RSUs granted during the years ended December 31, 2013, 2014 and 2015 is set out below:

	Year ended December 31, 2013
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2013	1,688,402	$13.74
Granted	91,623	19.52
Vested (Note b)	(683,522)	14.28
Forfeited	(224,731)	13.60

Outstanding as of December 31, 2013	871,772	$13.96

Expected to vest (Note a)	802,481

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2014
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2014	871,772	$13.96
Granted	227,248	16.58
Vested (Note c)	(511,513)	13.83
Forfeited	(99,089)	13.77

Outstanding as of Dec 31, 2014	488,418	$15.36

Expected to vest (Note a)	451,721

	Year ended December 31, 2015
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2015	488,418	$15.36
Granted	53,546	20.88
Vested (Note d)	(351,338)	15.29
Forfeited	(33,236)	14.00

Outstanding as of December 31, 2015	157,390	$17.67

Expected to vest (Note a)	147,226

(a)	RSUs expected to vest reflect an estimated forfeiture rate.

(b)	622,465 of these RSUs were net settled upon vesting by issuing 424,201 shares (net of minimum statutory tax withholding). 61,057 RSUs vested in the year ended December 31, 2013, in respect of which 59,827 shares were issued in January 2015 after withholding shares to the extent of minimum statutory withholding taxes.

(c)	418,821 of these RSUs were net settled upon vesting by issuing 285,706 shares (net of minimum statutory withholding taxes). 92,692 RSUs vested in the year ended December 31, 2014, shares in respect of which will be issued in 2016 after withholding shares to the extent of minimum statutory withholding taxes.

(d)	Vested RSUs were net settled by issuing 199,949 shares (net of minimum statutory tax withholding). 53,546 RSUs vested in the year ended December 31, 2015, shares in respect of which will be issuable on December 31, 2016 after withholding shares to the extent of minimum statutory withholding taxes.

102,000 shares vested in the year ended December 31, 2011, shares in respect of which were issued in January 2013 (100,800 shares, net of minimum statutory withholding taxes). Shares in respect of an additional 13,719 RSUs were issued in January 2013 (13,557 shares, net of minimum statutory withholding taxes).

48,819 RSUs vested in the year ended December 31, 2012. 2,059 common shares underlying 4,533 of such RSUS were issued in April 2013 after withholding shares to the extent of applicable minimum statutory withholding taxes. Shares underlying the remaining 44,286 of such RSUs were issued in January 2014 after withholding 681 shares to the extent of the minimum applicable statutory withholding taxes.

As of December 31, 2015, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $1,511, which will be recognized over the weighted average remaining requisite vesting period of 2.2 years.

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

A summary of PU activity during the years ended December 31, 2013, 2014 and 2015 is set out below:

	Year ended December 31, 2013
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2013	3,041,511	$13.26	4,402,597
Granted	2,025,090	18.57	3,694,635
Vested (Note b)	(1,024,434)	12.03	(1,024,434)
Forfeited	(426,345)	15.19	(550,078)
Addition due to achievement of higher-than-target performance (Note c)	297,911	17.50
Reduction due to achievement of lower-than-maximum performance (Note d)			(373,702)

Outstanding as of December 31, 2013	3,913,733	$16.44	6,149,018

Expected to vest (Note a)	1,372,781

	Year ended December 31, 2014
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2014	3,913,733	$16.44	6,149,018
Granted	1,337,750	16.78	2,729,125
Vested (Note e)	(1,469,200)	14.50	(1,469,183)
Forfeited (Note g)	(2,629,463)	17.30	(2,664,980)
Addition due to achievement of higher-than-target performance (Note f)	139,930	12.04
Reduction due to achievement of lower-than-maximum performance (Note h)			(2,095,354)

Outstanding as of December 31, 2014	1,292,750	$16.78	2,648,626

Expected to vest (Note a)	1,153,277

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2015
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2015	1,292,750	$16.78	2,648,626
Granted	1,375,650	22.72	2,965,475
Vested (Note i)	(855)	16.78	(855)
Forfeited	(136,216)	17.82	(156,194)
Net reduction due to achievement of lower-than-target performance (Note j)	(32,007)	20.45
Reduction due to achievement of lower-than-maximum performance (Note k)			(2,957,730)

Outstanding as of December 31, 2015	2,499,322	$19.95	2,499,322

Expected to vest (Note a)	2,184,906

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.

(b)	1,164,364 shares vested in respect of PUs granted in 2011.

(c)	Represents additional shares issued in respect of PUs granted in March 2012 due to the achievement of higher-than-target performance.

(d)	Represents a reduction in the maximum shares eligible to vest for PUs granted in March 2012.

Outstanding PUs as of December 31, 2013 include 483,999, 1,250,807 and 657,000 shares underlying awards granted in May 2011, March 2013 and May 2013, respectively, for which the performance conditions were not fulfilled.

(e)	Vested PUs as of December 31, 2014 include 775,904 shares issued in 2014 with respect to grants made in 2011 after withholding shares to the extent of the minimum statutory withholding taxes.

Vested PUs as of December 31, 2014 also include 1,329,270 shares underlying PUs granted in March 2012 based on the compensation committee’s certification of the achievement of the performance goals for the performance period based on the Company’s audited financial statements. Shares in respect of such PUs were issued in January 2015 (845,524 shares after withholding shares to the extent of the minimum statutory withholding taxes).

(f)	Represents 139,930 additional shares issued in 2014 (included in note (e) above) for PUs granted in 2011.

(g)	Includes 251,427 shares underlying PUs granted in May 2011, 1,244,507 shares underlying PUs granted in March 2013 and 630,000 shares underlying PUs granted in May 2013, all of which were forfeited due to non-fulfillment of the performance conditions as certified by the compensation committee based on the Company’s audited financial statements.

(h)	Represents a reduction of 333,002 and 39,285 of the maximum shares eligible to vest with respect to PUs granted in March 2011 and June 2011, respectively, as a result of the compensation committee’s certification of the level of achievement of the performance conditions based on the Company’s audited financial statements. Also includes a reduction of 616,568 shares for grants made in March 2013, 985,500 shares for grants made in May 2013 and 121,000 shares for grants made in May 2011, due to non-fulfillment of the performance conditions as certified by the compensation committee based on the Company’s audited financial statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

(i)	Vested PUs were net settled upon vesting by issuing 590 shares (net of minimum statutory tax withholding).

(j)	Represents a 5.2% to 6.7% reduction, depending on the targets under the PU award granted, in the number of target shares as a result of achievement of lower-than-target performance for the PUs granted in 2015, partially offset by a 0.8% to 6.6% increase in the number of target shares as a result of achievement of higher-than-target performance for the PUs granted in 2014.

(k)	Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2015 based on the level of achievement of the performance goals. Also includes the difference between the maximum number of shares achievable and the number of shares eligible to vest under the PU awards granted in 2014 based on the certified level of achievement of the performance goals.

156,511 shares, net of minimum statutory withholding taxes, were issued in January 2013 with respect to 28,901 PUs that vested in 2012 and 214,880 PUs that vested as of December 31, 2011.

503,969 shares vested in respect of PUs granted in March 2010. 339,601 shares (net of minimum statutory withholding taxes) in respect of such PUs were issued in 2013.

231,029 shares vested in the year ended December 31, 2012 in respect of PUs granted in August 2010. 138,035 shares (net of minimum statutory tax withholding) in respect of such PUs were issued in January 2014.

As of December 31, 2015, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $24,345 and will be recognized over the weighted average remaining requisite vesting period of 1.8 years.

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

During the years ended December 31, 2013, 2014 and 2015, 109,698, 151,461 and 121,485 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the employee stock purchase plan is recognized in accordance with FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the years ended December 31, 2013, 2014 and 2015 was $228, $292 and $292, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Capital stock

The Company’s authorized capital stock as of December 31, 2014 and 2015 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 218,684,205 and 211,472,312 common shares, and no preferred shares, issued and outstanding as of December 31, 2014 and 2015, respectively.

Holders of common shares are entitled to one vote per share. Upon the liquidation, dissolution or winding up of the Company, common shareholders are entitled to receive a ratable share of the available net assets of the Company after payment of all debts and other liabilities. The common shares have no preemptive, subscription, redemption or conversion rights.

The Company’s board of directors by resolution can establish one or more series of preferred shares having such par value, designations, dividend rates, relative voting rights, conversion or exchange rights, redemption rights, liquidation rights and other relative participation, optional or other rights, qualifications, limitations or restrictions as may be fixed by the board of directors without shareholder approval. Such rights, preferences, powers and limitations as may be established could also have the effect of discouraging an attempt to obtain control of the Company. These preferred shares are of the type commonly known as “blank-check” preferred shares.

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

Share Repurchases

In February 2015, the Company’s Board of Directors authorized a program to repurchase up to $250,000 in value of the Company’s common shares. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2015, the Company purchased 9,867,873 of its common shares at a weighted average price of $23.00 per share for an aggregate cash amount of $226,917. The purchased shares have been retired. On February 4, 2016, the Company announced that its Board of Directors has approved a $250 million share repurchase program, bringing the total authorization under the Company’s existing program to $500 million. See Note 30, “Subsequent Events,” for information and related disclosures.

On April 8, 2014, the Company purchased 17,292,842 of its common shares at a price of $17.50 per share for an aggregate cash amount of approximately $302,625 pursuant to the Company’s modified “Dutch Auction” self-tender offer announced on March 5, 2014. Under the terms of the offer, the Company was authorized to purchase up to $300,000 of its common shares. The number of shares accepted for purchase included the Company’s exercise of its right to upsize the offer by up to 2% of the Company’s shares then outstanding.

Any purchase by the Company of its common shares is accounted for when the transaction is settled. There were no unsettled share purchases as of December 31, 2014 and December 31, 2015. Shares purchased and

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Capital stock (Continued)

retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares. For the year ended December 31, 2014 and December 31, 2015, $2,543 and $197, respectively, was deducted from retained earnings in direct costs related to share purchases.

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

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,616,000, 3,758,000 and 2,821,000 for the years ended December 31, 2013, 2014 and 2015, respectively.

	Year ended December 31,
	2013	2014	2015
Net income available to Genpact Limited common shareholders	$229,717	$192,002	$239,817
Weighted average number of common shares used in computing basic earnings per common share	229,348,411	220,847,098	216,606,542
Dilutive effect of stock-based awards	6,405,856	4,321,567	2,538,502

Weighted average number of common shares used in computing dilutive earnings per common share	235,754,267	225,168,665	219,145,044

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$1.00	$0.87	$1.11
Diluted	$0.97	$0.85	$1.09

21. Cost of revenue

Cost of revenue consists of the following:

	Year ended December 31,
	2013	2014	2015
Personnel expenses	$904,445	$943,105	$1,013,209
Operational expenses	367,213	390,441	432,535
Depreciation and amortization	47,913	44,542	47,803

	$1,319,571	$1,378,088	$1,493,547

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

22. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2013	2014	2015
Personnel expenses	$347,384	$419,299	$430,088
Operational expenses	128,982	157,755	169,042
Depreciation and amortization	8,444	8,592	8,984

	$484,810	$585,646	$608,114

23. Other operating (income) expense, net

	Year ended December 31,
	2013	2014	2015
Other operating (income) expense	$(3,259)	$(3,163)	$(2,515)
Provision for Impairment of intangible assets	—	—	10,714
Provision for impairment of capital work in progress/ property, plant and equipment	2,373	—	—
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(4,670)	(3,707)	(11,521)

Other operating (income) expense, net	$(5,556)	$(6,870)	$(3,322)

24. Other income (expense), net

Other income (expense), net consists of the following:

	Year ended December 31,
	2013	2014	2015
Interest income	$15,736	$4,405	$8,676
Interest expense	(35,719)	(33,800)	(29,828)
Loss on extinguishment of debt (Note 14)	(3,157)	—	(10,115)
Provision (created) reversed for loss on divestitures	(3,487)	—	—
Other income (expense)	2,319	2,112	4,360

Other income (expense), net	$(24,308)	$(27,283)	$(26,907)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes

Income tax expense (benefit) for the years ended December 31, 2013, 2014 and 2015 is allocated as follows:

	Year ended December 31,
	2013	2014	2015
Income from continuing operations	$71,100	$57,419	$61,937
Other comprehensive income:
Unrealized gains (losses) on cash flow hedges	(13,542)	48,966	13,816
Retirement benefits	138	(413)	1,304
Additional paid-in capital:
Excess tax benefit on stock-based compensation	—	—	(6,560)

The components of income before income taxes from continuing operations are as follows:

	Year ended December 31,
	2013	2014	2015
Domestic (U.S.)	$8,199	$19,614	$23,122
Foreign (Non-U.S.)	297,952	229,976	278,632

Income before income taxes	$306,151	$249,590	$301,754

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2013	2014	2015
Current taxes :
Domestic (U.S. federal taxes)	$1,443	$3,768	$12,142
Domestic (U.S. state taxes)	2,152	666	301
Foreign (Non-U.S.)	68,621	65,237	68,207

	$72,216	$69,671	$80,650

Deferred taxes :
Domestic (U.S. federal taxes)	$8,357	$2,761	$(5,396)
Domestic (U.S. state taxes)	(2,216)	(193)	344
Foreign (Non-U.S.)	(7,257)	(14,820)	(13,661)

	$(1,116)	$(12,252)	$(18,713)

Total income tax expense (benefit)	$71,100	$57,419	$61,937

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes, as a result of the following:

	Year ended December 31,
	2013	2014	2015
Income before income tax expense	$306,151	$249,590	$301,754
Statutory tax rates	35%	35%	35%
Computed expected income tax expense	107,153	87,356	105,614
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	(6,704)	(4,703)	(16,550)
Tax benefit from tax holiday	(39,785)	(35,868)	(38,039)
Non-deductible expenses	5,637	3,789	1,884
Effect of change in tax rates	(2,268)	176	1,436
Change in valuation allowance	1,088	(2,880)	(33)
Unrecognized tax benefits	2,304	1,423	6,272
Other	3,675	8,126	1,353

Reported income tax expense (benefit)	$71,100	$57,419	$61,937

A portion of the profits of the Company’s operations is exempt from income tax in India. The tax holiday under the STPI Scheme was available for a period of ten consecutive years beginning in the year in which the respective Indian undertaking commenced operations and expired completely as of March 31, 2011. One of the Company’s Indian subsidiaries has fourteen units eligible for tax holiday as a Special Economic Zone unit in respect of 100% of the export profits it generates for a period of 5 years from commencement, 50% of such profits for the next 5 years (year 6 to year 10 from commencement) and 50% of the profits for an additional period of 5 years (year 11 to year 15 from commencement), subject to the satisfaction of certain capital investment requirements. The complete tax holiday for the current SEZ units will begin to expire on March 31, 2022 and will not fully expire until March 31, 2029, provided the Company satisfies the capital investment requirements described above.

The effect of the Indian tax holiday on basic earnings per share was $0.17, $0.16 and $0.18, respectively, for the years ended December 31, 2013, 2014 and 2015. The effect of the tax holiday on diluted earnings per share was $0.17, $0.16 and $0.17, respectively, for the years ended December 31, 2013, 2014 and 2015.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The components of the Company’s deferred tax balances as of December 31, 2014 and 2015 are as follows:

	As of December 31,
	2014	2015
Deferred tax assets
Net operating loss carry-forwards	$55,592	$48,626
Accrued liabilities and other expenses	14,731	16,680
Provision for doubtful debts	5,643	5,655
Property, plant and equipment	4,647	4,538
Unrealized losses on cash flow hedges, net	24,646	10,296
Share-based compensation	11,226	14,253
Retirement benefits	4,517	2,772
Deferred revenue	41,024	39,547
Tax credit carry-forwards	36,602	52,993
Other	6,906	9,173

Gross deferred tax assets	$205,534	$204,533
Less: Valuation allowance	(21,094)	(20,091)

Total deferred tax assets	$184,440	$184,442

Deferred tax liabilities
Intangible assets	$29,653	$20,987
Property, plant and equipment	4,971	3,406
Deferred cost	27,261	31,953
Investments in foreign subsidiaries not indefinitely reinvested	17,429	23,097
Other	8,415	7,697

Total deferred tax liabilities	$87,729	$87,140

Net deferred tax asset	$96,711	$97,302

	As of December 31,
Classified as	2014	2015
Deferred tax assets
Current	$45,486	$—
Non-current	$59,135	$99,395
Deferred tax liabilities
Current	$1,239	$—
Non-current	$6,671	$2,093

	$96,711	$97,302

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The change in the total valuation allowance for deferred tax assets as of December 31, 2013, 2014 and 2015 is as follows:

	Year ended December 31,
	2013	2014	2015
Opening valuation allowance	$23,922	$24,654	$21,094
Reduction during the year	(2,643)	(8,662)	(3,499)
Addition during the year	3,375	5,102	2,496

Closing valuation allowance	$24,654	$21,094	$20,091

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities and projected taxable income in making this assessment. In order to fully realize a deferred tax asset, the Company must generate future taxable income prior to the expiration of the deferred tax asset under applicable law. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2015. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

In 2014, the Company determined that it was more likely than not that the deferred tax assets of a foreign subsidiary would be partially realized after considering all positive and negative evidence. Prior to 2014, because of significant negative evidence, including a history of losses, an uncertain revenue stream, and potential reorganization activity that could adversely affect the foreign subsidiary’s future operations and profitability on a continuing basis in future years, the Company determined that it was more likely than not that the subsidiary’s deferred tax assets would not be realized. However, as of December 31, 2014, such subsidiary had realized cumulative pre-tax income for the preceding three years and has forecasted future pre-tax income sufficient to realize a portion of its deferred tax assets. After consideration of the relative impact of all evidence, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that a portion of the subsidiary’s deferred tax assets would be realized and that the applicable valuation allowance should be partially released up to $3,000.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

As of December 31, 2015, the Company’s deferred tax assets related to net operating loss carry-forwards amounted to $48,626. Net operating losses of subsidiaries in the United Kingdom, Hungary, Singapore, Malaysia, Hong Kong, Spain, Northern Ireland, Australia, Morocco, South Africa, Colombia, Brazil, India (unabsorbed depreciation) and Luxembourg amounting to $134,959 can be carried forward for an indefinite period. The remaining tax loss carry-forwards expire as set forth in the table below:

	US - Federal	Europe	Others
Year ending December 31,
2016	$—	$639	$—
2017	—	67	81
2018	—	790	255
2019	—	2	48
2020	—	4,474	652
2021	—	—	812
2022	—	2,644	29
2023	—	10,042	1,027
2024	—	6,458	10,632
2025	—	4,042	1,133
2026	—	363	—
2030	—	205	—
2031	68,084	196	—
2032	—	68	—
2033	4,575	—	—

	$72,659	$29,990	$14,669

The Company’s total U.S. federal net operating loss carry-forwards of approximately $72,659 relate to excess tax deductions resulting from share-based compensation as of December 31, 2015. No federal deferred tax benefit has been recognized for this deduction. If and when realized, the tax benefit associated with this excess deduction will be credited to additional paid-in capital. Excess tax benefits of $0, $0 and $6,560 were realized during the years ended December 31, 2013, 2014 and 2015, respectively, and were recorded through additional paid-in capital.

As of December 31, 2015, the Company had additional deferred tax assets on U.S. state and local tax loss carry-forwards amounting to $7,502 with varying expiration periods between 2016 and 2034.

As of December 31, 2015, the company had a total alternative minimum tax credit of $28,476, of which $11,055, $10,757 and $3,106, all attributable to India, will expire in 2024, 2025 and 2026, respectively, and the balance, attributable to the United States, can be carried forward for an indefinite period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

As of December 31, 2015, the company had a total foreign tax credit of $25,583, which will expire as set forth in the table below:

Year ending December 31,	Amount
2022	$893
2023	1,202
2024	15,552
2025	7,936

$25,583

Undistributed earnings of the Company’s foreign (non-Bermuda) subsidiaries amounted to approximately $706,048 as of December 31, 2015. The Company plans to indefinitely reinvest such undistributed earnings, except for those earnings for which a deferred tax liability has already been accrued or which can be repatriated in a tax-free manner. Accordingly, with limited exceptions, the Company does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated. Due to the Company’s changing corporate structure, the various methods that are available to repatriate earnings, and uncertainty relative to the applicable taxes at the time of repatriation, it is not practicable to determine the amount of tax that would be imposed upon repatriation. If undistributed earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the company will accrue the applicable amount of taxes associated with such earnings at that time.

As of December 31, 2015, $431,897 of the Company’s $450,907 in cash and cash equivalents was held by the Company’s foreign (non-Bermuda) subsidiaries. $11,707 of this cash is held by foreign subsidiaries for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $8,000 of retained earnings. $71,573 of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation.

The following table summarizes activities related to our unrecognized tax benefits for uncertain tax positions from January 1 to December 31 for each of 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
Opening balance at January 1	$21,024	$21,832	$22,718
Increase related to prior year tax positions, including recorded in acquisition accounting	1,685	2,472	2,000
Decrease related to prior year tax positions	(1,952)	(1,002)	—
Decrease related to prior year due to lapse of applicable statute of limitation	—	(753)	(820)
Increase related to current year tax positions, including recorded in acquisition accounting	2,905	442	3,544
Decrease related to settlements with tax authorities	—	—	—
Effect of exchange rate changes	(1,830)	(273)	(1,085)

Closing balance at December 31	$21,832	$22,718	$26,357

As of December 31, 2013, 2014 and 2015, the Company had unrecognized tax benefits amounting to $20,901, $21,268 and $24,935, respectively, which, if recognized, would impact the effective tax rate.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

As of December 31, 2013, 2014 and 2015, the Company has accrued approximately $3,373, $3,417 and $4,223, respectively, for interest relating to unrecognized tax benefits. During the years ended December 31, 2013, 2014 and 2015, the Company recognized approximately $(50), $44 and $1,152, respectively, excluding exchange rate differences, in interest expense. As of December 31, 2013, 2014 and 2015 the company has accrued $350, $561 and $958, respectively, for penalties.

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

With exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2010. The Company’s subsidiaries in India and China are open to examination by the relevant taxing authorities for tax years beginning on or after April 1, 2009, and January 1, 2000, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

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

Based on an overall evaluation of all facts and circumstances, and after combining operating segments with similar economic characteristics that comply with other aggregation criteria specified in the FASB guidance on Segment Reporting, the Company has determined that it operates as a single reportable segment.

Net revenues by service type are as follows:

	Year ended December 31,
	2013	2014	2015
Business process outsourcing	$1,608,224	$1,736,716	$1,933,095
Information technology services	523,773	542,722	527,949

Total net revenues	$2,131,997	$2,279,438	$2,461,044

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

26. Segment reporting (Continued)

Revenues from clients based on the industry serviced are as follows:

	Year ended December 31,
	2013	2014	2015
Banking, financial services and insurance	$888,916	$940,345	$1,030,584
Manufacturing, including pharmaceuticals and medical equipment manufacturing	711,184	796,872	878,570
Technology, healthcare and other services	531,897	542,221	551,890

Total net revenues	$2,131,997	$2,279,438	$2,461,044

Net revenues from geographic areas based on the location of service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2013	2014	2015
India	$1,328,201	$1,505,960	$1,687,699
Asia, other than India	224,657	232,349	238,529
Americas	359,774	302,515	304,879
Europe	219,365	238,614	229,937

Total net revenues	$2,131,997	$2,279,438	$2,461,044

Revenues from GE comprised 23%, 20% and 19% of the consolidated total net revenues in 2013, 2014 and 2015, respectively. No other customer accounted for 10% or more of the Company’s consolidated total net revenues during these periods.

Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2014	2015
India	$116,734	$112,911
Asia, other than India	13,461	11,700
Americas	36,617	41,561
Europe	9,124	9,224

Total	$175,936	$175,396

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

In the year ended December 31, 2013, the Company recognized net revenues of $938 from clients that are affiliates of a significant shareholder of the Company.

In the years ended December 31, 2014, and 2015, the Company recognized net revenues of $285 and $326, respectively, from a client that is also a significant shareholder of the Company.

In the years ended December 31, 2014 and 2015, the Company recognized net revenues of $5,580 and $7,826, respectively, from a client that is a non-consolidating affiliate of the Company. $1,955 of such revenue is receivable as of December 31, 2015.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in cost of revenue. For the years ended December 31, 2013, 2014 and 2015, cost of revenue includes an amount of $2,140, $2,126 and $2,173, respectively.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the years ended December 31, 2013, 2014 and 2015, selling, general and administrative expenses includes an amount of $505, $613 and $384, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the years ended December 31, 2014 and 2015, the Company engaged a significant shareholder of the Company to provide services to the Company at a cost of $900 and $421, respectively, of which $40 is payable as of December 31, 2015.

Investment in equity affiliates

During the years ended December 31, 2014 and 2015, the Company made investments of $5,146 and $17,013, respectively, in its non-consolidating affiliates. As of December 31, 2014 and 2015, $5,146 and $3,736, respectively, of such amounts were outstanding and have been included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet. In the first quarter of 2013, the Company acquired the balance of the outstanding interest in its non-consolidating affiliate, NGEN Media Services Private limited, for contingent consideration amounting to $158, which resulted in such affiliate becoming a wholly-owned subsidiary. The results of operations and the fair value of the assets and liabilities of such wholly-owned subsidiary are included in the Company’s Consolidated Financial Statements as of the date of the acquisition.

As of December 31, 2014 and 2015, the Company’s investments in its non-consolidating affiliates amounted to $494 and $6,677, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

27. Related party transactions (Continued)

Others

During the years ended December 31, 2014 and 2015, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $1,530 and $2,077, respectively, of which $853 is receivable as of December 31, 2015.

28. Commitments and contingencies

Capital commitments

As of December 31, 2014 and 2015, the Company has committed to spend $6,073 and $8,237, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $10,362 and $11,748 as of December 31, 2014 and 2015, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements governing such guarantees.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

29. Quarterly financial data (unaudited)

	Three months ended				Year ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total net revenues	$587,153	$609,532	$617,831	$646,528	$2,461,044
Gross profit	$229,677	$243,228	$242,001	$252,591	$967,497
Income from operations	$74,050	$89,353	$87,343	$83,446	$334,192
Income before loss(gain) on equity-method investment activity, net and income tax expense	$57,938	$80,245	$89,685	$84,686	$312,554
Net income	$44,653	$62,701	$68,050	$64,413	$239,817
Net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Genpact Limited common shareholders	$44,653	$62,701	$68,050	$64,413	$239,817
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.20	$0.29	$0.32	$0.30	$1.11
Diluted	$0.20	$0.28	$0.31	$0.30	$1.09
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	219,892,695	218,525,149	215,311,322	212,697,001	216,606,542
Diluted	222,347,101	220,962,306	217,595,704	215,675,065	219,145,044

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

29. Quarterly financial data (unaudited) (Continued)

	Three months ended				Year ended December 31, 2014
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total net revenues	$528,190	$561,611	$588,107	$601,530	$2,279,438
Gross profit	$203,901	$221,486	$233,632	$242,331	$901,350
Income from operations	$77,247	$73,051	$72,867	$70,866	$294,031
Income before loss (gain) on equity-method investment activity, net and income tax expense	$67,121	$62,717	$61,757	$62,790	$254,385
Net income	$50,853	$48,900	$46,666	$45,752	$192,171
Net income attributable to non-controlling interest	$240	($84)	$13	$0	$169
Net income attributable to Genpact Limited common shareholders	$50,613	$48,984	$46,653	$45,752	$192,002
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.22	$0.23	$0.22	$0.20	$0.87
Diluted	$0.21	$0.22	$0.21	$0.21	$0.85
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	232,093,917	217,541,960	216,472,908	217,279,606	220,847,098
Diluted	237,275,651	221,509,867	220,535,530	221,353,612	225,168,665

30. Subsequent Events

Since January 1, 2016, the Company has purchased 964,817 of its common shares under the share repurchase program first announced in February 2015, completing $250 million in share purchases under this program. Such shares were purchased at a weighted average price of $23.93 per share for an aggregate cash amount of $23,083.

On February 4, 2016, the Company announced that its Board of Directors has approved a $250 million share repurchase program, bringing the total authorization under the Company’s existing program to $500 million. Pursuant to its expanded share repurchase program, the Company has purchased 343,013 of its common shares as of February 26, 2016, at a weighted average price of $25.30 per share for an aggregate cash amount of $8,677.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
President and Chief Executive Officer

Date: February 26, 2016

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints each of Victor Guaglianone and Heather White, as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorneys-in-fact and agents, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ N.V. TYAGARAJAN N.V. Tyagarajan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/s/ EDWARD J. FITZPATRICK Edward J. Fitzpatrick	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016

/s/ ROBERT G. SCOTT Robert G. Scott	Director	February 26, 2016

/s/ AMIT CHANDRA Amit Chandra	Director	February 26, 2016

/s/ LAURA CONIGLIARO Laura Conigliaro	Director	February 26, 2016

/s/ DAVID HUMPHREY David Humphrey	Director	February 26, 2016

/s/ JAMES C. MADDEN James C. Madden	Director	February 26, 2016

/s/ ALEX MANDL Alex Mandl	Director	February 26, 2016

Signature	Title	Date

/s/ MARK NUNNELLY Mark Nunnelly	Director	February 26, 2016

/s/ HANSPETER SPEK Hanspeter Spek	Director	February 26, 2016

/s/ MARK VERDI Mark Verdi	Director	February 26, 2016

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

4.1	Form of specimen certificate for the Registrant’s common shares (incorporated by reference to Exhibit 4.1 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.1	Gecis Global Holdings 2005 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.2	Genpact Global Holdings 2006 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.3	Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.4	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).†

10.5	Reorganization Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global (Lux) S.à.r.l., Genpact Global Holdings SICAR S.à.r.l. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.6	Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.7	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1(File No. 333-142875) filed with the SEC on August 1, 2007).†

10.8	U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on Schedule 14A with the SEC on April 3, 2008).†

10.9	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).†

10.10	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 15, 2010).†

10.11	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 21, 2011).†

Exhibit Number	Description
10.12	Form of RSU Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 31, 2011).†

10.13	Form of Amended and Restated Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 15, 2011).†

10.14	Agreement and Plan of Merger dated April 5, 2011 among Genpact International, Inc., Hawk International Corporation, Headstrong Corporation, WCAS Hawk Corp. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2011).

10.15	Employment Agreement by and between the Registrant and N.V. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 17, 2011).†

10.16	Employment Agreement by and between Genpact LLC and Patrick Cogny, dated August 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 10, 2011).†

10.17	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2012).†

10.18	Performance Share Award Agreement with N.V. Tyagarajan, dated March 6, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2012).†

10.19	Letter Agreement dated August 1, 2012 between the Registrant and South Asia Private Investments (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.20	Letter Agreement dated August 1, 2012 by and among the Registrant and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.21	Shareholder Agreement dated August 1, 2012 by and among the Registrant and South Asia Private Investments (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.22	First Amendment to the Genpact Limited 2007 Omnibus Incentive Compensation Plan (as Amended and Restated April 11, 2012), effective as of August 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.23	First Amendment to the Genpact Limited International Employee Stock Purchase Plan and U.S. Employee Stock Purchase Plan, effective as of August 1, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.24	Letter Agreement by and between the Registrant and N.V. Tyagarajan, dated August 2, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).†

Exhibit Number	Description
10.25	Amended and Restated Shareholder Agreement, dated as of October 25, 2012, by and among the Registrant, Glory Investments A Limited, Glory Investments B Limited, Glory Investments IV Limited, Glory Investments IV-B Limited, RGIP, LLC, Twickenham Investment Private Limited and Glory Investments TA IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on October 25, 2012).

10.26	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2013).†

10.27	Employment Agreement by and between the Registrant and Edward Fitzpatrick, dated June 26, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014). †

10.28	Form of Share Option Agreement with Edward Fitzpatrick (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014). †

10.29	Form of RSU Award Agreement with Edward Fitzpatrick (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014). †

10.30	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 8, 2014). †

10.31	Credit Agreement, dated as of January 27, 2015, by and among the Registrant, Headstrong Consulting (Singapore) Pte. Ltd., Genpact Global Holdings (Bermuda) Limited and Morgan Stanley Senior Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on January 30, 2015).

10.32	Expense Reimbursement Agreement, dated as of March 3, 2015, by and between the Registrant and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 6, 2015).

10.33	Credit Agreement, dated as of March 23, 2015, by and among the Registrant, Headstrong Consulting (Singapore) Pte. Ltd., Genpact Global Holdings (Bermuda) Limited and Morgan Stanley Senior Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 27, 2015).

10.34	Credit Agreement among Genpact International, Inc., Headstrong Corporation, Genpact Global Holdings (Bermuda) Limited, the Registrant, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, and the other parties thereto, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2015).

10.35	Amendment No. 1 to Employment Agreement by and among Genpact International, Inc., Genpact LLC and Patrick Cogny, dated as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 18, 2015). †

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG.*

24.1	Powers of Attorney (included on the signature pages of this report).*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2014 and December 31, 2015, (iii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2013, December 31, 2014 and December 31, 2015, (iv) Consolidated Statement of Equity for the years ended December 31, 2013, December 31, 2014 and December 31, 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2014 and December 31, 2015, and (vi) Notes to Consolidated Financial Statements.

E-4