Form 10-Q
period 2016-03-31
Genpact LTD
filed 2016-05-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of April 29, 2016 was 210,520,443.

	Item No.		Page No.
PART I		Financial Statements
	1.	Unaudited Consolidated Financial Statements
		Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016	1
		Consolidated Statements of Income for the three months ended March 31, 2015 and 2016	2
		Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2016	3
		Consolidated Statements of Equity for the three months ended March 31, 2015 and Consolidated Statements of Equity and Redeemable Non-controlling Interest for the three months ended March 31, 2016	4
		Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2016	6
		Notes to the Consolidated Financial Statements	7
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	3.	Quantitative and Qualitative Disclosures About Market Risk	38
	4.	Controls and Procedures	39

PART II		Other Information
	1.	Legal Proceedings	39
	1A.	Risk Factors	39
	2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
	3.	Defaults upon Senior Securities	40
	5.	Other Information	40
	6.	Exhibits	40
SIGNATURES			41

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2015	As of March 31, 2016
Assets
Current assets
Cash and cash equivalents	4	$450,907	$429,795
Accounts receivable, net	5	590,137	605,598
Prepaid expenses and other current assets	8	154,025	198,535

Total current assets		$1,195,069	$1,233,928

Property, plant and equipment, net	9	175,396	179,699
Deferred tax assets	22	99,395	103,906
Investment in equity affiliates	23	6,677	8,315
Intangible assets, net	10	98,601	89,648
Goodwill	10	1,038,346	1,055,737
Other assets		180,005	172,331

Total assets		$2,793,489	$2,843,564

Liabilities and equity
Current liabilities
Short-term borrowings	11	$21,500	$81,500
Current portion of long-term debt	12	39,134	39,148
Accounts payable		10,086	9,222
Income taxes payable	22	24,122	33,079
Accrued expenses and other current liabilities	13	499,638	427,420

Total current liabilities		$594,480	$590,369

Long-term debt, less current portion	12	737,332	727,538
Deferred tax liabilities	22	2,093	1,977
Other liabilities		155,228	170,455

Total liabilities		$1,489,133	$1,490,339

Redeemable non-controlling interest		—	3,621
Shareholders’ equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 211,472,312 and 210,490,107 issued and outstanding as of December 31, 2015 and March 31, 2016, respectively		2,111	2,100
Additional paid-in capital		1,342,022	1,354,406
Retained earnings		411,508	437,043
Accumulated other comprehensive income (loss)		(451,285)	(443,945)

Total equity		$1,304,356	$1,349,604
Commitments and contingencies	24

Total liabilities, redeemable non-controlling interest and equity		$2,793,489	$2,843,564

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2015	2016
Net revenues		$587,153	$609,703
Cost of revenue	18, 23	357,476	372,848

Gross profit		$229,677	$236,855

Operating expenses:
Selling, general and administrative expenses	19, 23	148,748	160,149
Amortization of acquired intangible assets	10	7,341	6,145
Other operating (income) expense, net	20	(462)	(5,061)

Income from operations		$74,050	$75,622

Foreign exchange gains (losses), net		(7,545)	(998)
Interest income (expense), net	21	(9,025)	(2,838)
Other income (expense), net		458	878

Income before equity-method investment activity, net and income tax expense		$57,938	$72,664
Gain (loss) on equity-method investment activity, net		(2,223)	(2,145)

Income before income tax expense		$55,715	$70,519
Income tax expense	22	11,062	12,243

Net income		$44,653	$58,276
Net loss (income) attributable to non-controlling interest		—	289

Net income attributable to Genpact Limited shareholders		$44,653	$58,565

Net income available to Genpact Limited common shareholders	17	$44,653	$58,565
Earnings per common share attributable to Genpact Limited common shareholders	17
Basic		$0.20	$0.28
Diluted		$0.20	$0.27
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		219,892,695	210,780,165
Diluted		222,347,101	213,892,964

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended March 31,
	2015		2016
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest

Net Income (loss)	$44,653	$—	$58,565	$(289)
Other comprehensive income:
Currency translation adjustments	(11,179)	—	5,217	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	21,833	—	1,970	—
Retirement benefits, net of taxes	286	—	153	—

Other comprehensive income (loss)	$10,940	$—	$7,340	$—

Comprehensive income (loss)	$55,593	$—	$65,905	$(289)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Common shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total
	No. of Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of January 1, 2015	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$1,285,136
Issuance of common shares on exercise of options (Note 15)	659,257	7	5,834	—	—	5,841
Issuance of common shares under the employee stock purchase plan (Note 15)	34,162	—	683	—	—	683
Net settlement on vesting of restricted share units (Note 15)	65,244	1	(79)	—	—	(78)
Net settlement on vesting of performance units (Note 15)	845,524	8	(8)	—	—	—
Stock repurchased and retired (Note 16)	(590,713)	(6)	—	(13,292)	—	(13,298)
Expenses related to stock purchase (Note 16)	—	—	—	(12)	—	(12)
Stock-based compensation expense (Note 15)	—	—	4,660	—	—	4,660
Comprehensive income:
Net income	—	—	—	44,653	—	44,653
Other comprehensive income	—	—	—	—	10,940	10,940

Balance as of March 31, 2015	219,697,679	$2,194	$1,307,820	$430,055	$(401,544)	$1,338,525

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2016	211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356	$—
Issuance of common shares on exercise of options (Note 15)	248,316	2	4,210	—	—	4,212	—
Issuance of common shares under the employee stock purchase plan (Note 15)	30,487	—	725	—	—	725	—
Net settlement on vesting of restricted share units (Note 15)	95,191	1	(50)	—	—	(49)	—
Net settlement on vesting of performance units (Note 15)	—	—	—	—	—	—	—
Stock repurchased and retired (Note 16)	(1,356,199)	(14)	—	(33,003)	—	(33,017)	—
Excess tax benefit on stock-based Compensation	—	—	2,163	—	—	2,163	—
Expenses related to stock purchase (Note 16)	—	—	—	(27)	—	(27)	—
Stock-based compensation expense (Note 15)	—	—	5,336	—	—	5,336	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	3,910
Comprehensive income:
Net income	—	—	—	58,565	—	58,565	(289)
Other comprehensive income	—	—	—	—	7,340	7,340	—

Balance as of March 31, 2016	210,490,107	$2,100	$1,354,406	$437,043	$(443,945)	$1,349,604	$3,621

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2016
Operating activities
Net income attributable to Genpact Limited shareholders	$44,653	$58,565
Net income (loss) attributable to non-controlling interest	—	(289)
Net income	$44,653	$58,276
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	13,517	13,155
Amortization of debt issuance costs (including loss on extinguishment of debt)	1,840	385
Amortization of acquired intangible assets	7,341	6,145
Intangible assets write-down	—	4,943
Reserve for doubtful receivables	872	3,120
Unrealized loss on revaluation of foreign currency asset/liability	5,632	354
Equity-method investment activity, net	2,223	2,145
Excess tax benefit on stock-based compensation	—	(2,163)
Stock-based compensation expense	4,660	5,336
Deferred income taxes	(2,559)	(5,118)
Others, net	(44)	63
Change in operating assets and liabilities:
Increase in accounts receivable	(13,449)	(17,697)
Increase in prepaid expenses, other current assets and other assets	(10,414)	(27,123)
Increase (decrease) in accounts payable	177	(70)
Decrease in accrued expenses, other current liabilities and other liabilities	(42,376)	(64,360)
Increase in income taxes payable	12,215	10,823

Net cash provided by (used for) operating activities	$24,288	$(11,786)

Investing activities
Purchase of property, plant and equipment	(13,991)	(25,495)
Proceeds from sale of property, plant and equipment	576	132
Investment in equity affiliates	(6,701)	(3,783)
Payment for business acquisitions, net of cash acquired	(11,678)	(2,339)

Net cash used for investing activities	$(31,794)	$(31,485)

Financing activities
Repayment of capital lease obligations	(539)	(454)
Payment of debt issuance and refinancing costs	(1,045)	—
Repayment of long-term debt	(1,687)	(10,000)
Proceeds from short-term borrowings	1,410,000	60,000
Repayment of short-term borrowings	(1,410,000)	—
Proceeds from issuance of common shares under stock-based compensation plans	6,524	4,937
Payment for net settlement of stock-based awards	(5,603)	(49)
Payment of earn-out/deferred consideration	(126)	(965)
Payment for stock purchased and retired	(13,298)	(33,017)
Payment for expenses related to stock purchase	(12)	(27)
Excess tax benefit on stock-based compensation	—	2,163

Net cash provided by (used for) financing activities	$(15,786)	$22,588

Effect of exchange rate changes	(4,186)	(429)
Net decrease in cash and cash equivalents	(23,292)	(20,683)
Cash and cash equivalents at the beginning of the period	461,788	450,907

Cash and cash equivalents at the end of the period	$434,310	$429,795

Supplementary information
Cash paid during the period for interest	$6,943	$3,968
Cash paid during the period for income taxes	$13,120	$23,229
Property, plant and equipment acquired under capital lease obligations	$372	$283

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a provider of digitally-powered business process management and services. The architect of the Lean DigitalSM enterprise, the Company uses its patented Smart Enterprise Processes (SEPSM) framework to reimagine its clients’ operating models end-to-end, including their middle and back offices. This creates Intelligent OperationsSM that the Company helps to design, transform, and run. Today, the Company generates impact for a few hundred strategic clients, including approximately one fifth of the Fortune Global 500, and has grown to over 70,000 people in 25 countries.

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

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Non-controlling interest in subsidiaries that is redeemable outside of the Company’s control for cash or other assets is reflected in the mezzanine section between liabilities and equity in the consolidated balance sheets at the redeemable value, which approximates fair value. Redeemable non-controlling interest is adjusted to its fair value at each balance sheet date. Any resulting increases or decreases in the estimated redemption amount are affected by corresponding charges to additional paid-in-capital. The share of non-controlling interest in subsidiary earnings is reflected in net loss (income) attributable to non-controlling interest in the consolidated statements of income.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 18% and 18% of receivables as of December 31, 2015 and March 31, 2016, respectively. GE accounted for 19% and 18% of revenues for the three months ended March 31, 2015 and March 31, 2016, respectively.

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

Effective January 1, 2016, the Company has adopted FASB ASU 2015-01 (Topic 225): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in the income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items will no longer be required. Notwithstanding this change, the Company will still be required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the financial statements.

Effective January 1, 2016, the Company has adopted FASB ASU 2015-05 (Topic 350), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides explicit guidance to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract.

Effective January 1, 2016, the Company has adopted FASB ASU 2015-16 (Topic 805), Business Combinations (“ASU 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The guidance requires that the acquirer shall recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

Effective January 1, 2016, the Company has adopted FASB ASU 2015-02. In February 2015, the FASB issued ASU No. 2015-02, Amendment to the Consolidation Analysis, which specifies changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

3. Business acquisitions

(a) Strategic Sourcing Excellence LLC

On January 8, 2016, the Company acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for initial cash consideration of $2,550, subject to adjustment for closing date working capital, transaction expenses and indebtedness. The equity purchase agreement also provides for contingent earn-out consideration of up to $20,000, payable based on future performance relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable only if either the put or call option, each as described below, is exercised.

The equity purchase agreement grants the Company a call option to purchase the remaining 49% equity interest in SSE, which option the Company has the right to exercise between January 1, 2018 and January 31, 2018. If the Company does not exercise its call option during such period, the selling equityholders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require the Company to purchase their 49% interest in SSE at a price ranging from $2,450 to $2,950. This acquisition strengthens the Company’s procurement consulting, transformation and strategic sourcing capabilities.

Acquisition-related costs of $164 have been included in selling, general and administrative expenses as incurred. Through this transaction, the Company has acquired assets with a value of $327 and assumed liabilities amounting to $617. The preliminary estimated purchase consideration for the Company’s interest in SSE is $14,490, including the fair value of earn-out consideration and a preliminary adjustment for working capital, transaction expenses and indebtedness. The results of operations of the acquired business, the fair value of the acquired assets and assumed liabilities, and the redeemable non-controlling interest are included in the Company’s Consolidated Financial Statements with effect from the date of the acquisition.

In connection with the transaction, the Company recorded $300 in customer-related intangible assets, with an amortization period of five years. Goodwill arising from the acquisition amounted to $14,479, which has been allocated to the Company’s India reporting unit and is deductible for tax purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2015 and March 31, 2016 are comprised of:

	As of December 31,	As of March 31,
	2015	2016
Deposits with banks	$231,367	$170,715
Other cash and bank balances	219,540	259,080

Total	$450,907	$429,795

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31,	Three months ended
	2015	March 31, 2016
Opening Balance as of January 1	$15,192	$11,530
Additions charged to cost and expense	2,449	3,120
Deductions/effect of exchange rate fluctuations	(6,111)	27

Closing Balance	$11,530	$14,677

Accounts receivable were $601,667 and $620,275 and the reserves for doubtful receivables were $11,530 and $14,677, resulting in net accounts receivable balances of $590,137 and $605,598 as of December 31, 2015 and March 31, 2016, respectively. In addition, accounts receivable due after one year of $8,348 and $7,198 as of December 31, 2015 and March 31, 2016, respectively, are included under other assets in the consolidated balance sheets.

Accounts receivable from related parties were $1,980 and $1,121 as of December 31, 2015 and March 31, 2016, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these items were determined using the following inputs as of December 31, 2015 and March 31, 2016:

	As of March 31, 2016
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$33,467	$—	$33,467	$—

Total	$33,467	$—	$33,467	$—

Liabilities
Earn-out consideration (Note b, d)	$20,853	$—	$—	$20,853
Derivative instruments (Note b, c)	$59,110	$—	$59,110	$—

Total	$79,963	$—	$59,110	$20,853

Redeemable non-controlling interest (Note e)	$3,621	$—	$—	$3,621

	As of December 31, 2015
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$30,380	$—	$30,380	$—

Total	$30,380	$—	$30,380	$—

Liabilities
Earn-out consideration (Note b, d)	$22,820	$—	$—	$22,820
Derivative instruments (Note b, c)	$59,620	$—	$59,620	$—

Total	$82,440	$—	$59,620	$22,820

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

(c)	The Company values its derivative instruments based on market observable inputs, including both forward and spot prices for the relevant currencies and interest rate indices for relevant interest rates. The quotes are taken from an independent market database.

(d)	The fair value of earn-out consideration, calculated as the present value of expected future payments to be made to the sellers of the acquired businesses, was derived by estimating the future financial performance of the acquired businesses using the earn-out formula and performance targets specified in each purchase agreement and adjusting the result to reflect the Company’s estimate of the likelihood of achievement of such targets. Given the significance of the unobservable inputs, the valuations are classified in level 3 of the fair value hierarchy.

(e)	The Company’s estimate of the fair value of redeemable non-controlling interest as of March 31, 2016 is based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation. Given the significance of the unobservable inputs, the valuation was classified in level 3 of the fair value hierarchy. Refer to Note 3—Business Acquisitions.

The following table provides a roll-forward of the fair value of the contingent consideration categorized as level 3 for the three months ended March 31, 2015 and 2016:

	Three months ended March 31,
	2015	2016
Opening Balance	$33,990	$22,820
Earn-out consideration payable in connection with acquisitions	—	8,120
Payments made on earn-out consideration	(126)	(965)
Change in fair value and others	(449)	(9,122)
Ending balance	$33,415	$20,853

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows along with exposure to interest rate fluctuation risk on its indebtedness. The Company has established risk management policies, including the use of derivative financial instruments, to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature between 0 and 57 months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2015	As of March 31, 2016	As of December 31, 2015	As of March 31, 2016
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,139,400	$1,122,400	$(48,197)	$(31,954)
United States Dollars (sell) Mexican Peso (buy)	8,520	6,570	(1,163)	(824)
United States Dollars (sell) Philippines Peso (buy)	58,500	53,075	(1,387)	224
Euro (sell) United States Dollars (buy)	146,719	140,385	9,109	3,787
Euro (sell) Romanian Leu (buy)	39,027	31,516	567	1,036
Japanese Yen (sell) Chinese Renminbi (buy)	62,740	61,317	(1,379)	(4,765)
Pound Sterling (sell) United States Dollars (buy)	118,438	105,771	7,496	9,178
Australian Dollars (sell) United States Dollars (buy)	106,544	99,000	5,714	(399)
Interest rate swaps (floating to fixed)	—	200,000	—	(1,926)

			(29,240)	(25,643)

(a)	Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.
(b)	Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Balance Sheet. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts and interest rate swaps as cash flow hedges. Foreign exchange forward contracts are entered into to cover future variability in exchange rates that affect the Company’s forecasted revenues and its purchases of services, and interest rate swaps are entered into to cover interest rate fluctuation risk. In addition to this program, the Company uses derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge foreign exchange risks related to balance sheet items, such as receivables and intercompany borrowings, denominated in currencies other than the Company’s underlying functional currency.

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2015	As of March 31, 2016	As of December 31, 2015	As of March 31, 2016
Assets
Prepaid expenses and other current assets	$17,400	$18,164	$884	$1,872
Other assets	$12,096	$13,431	$—	$—
Liabilities
Accrued expenses and other current liabilities	$34,576	$28,510	$34	$208
Other liabilities	$25,010	$30,392	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended March 31,
	2015			2016
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance as of January 1	$(66,786)	$23,646	$(43,140)	$(30,090)	$9,830	$(20,260)

Net gains (losses) reclassified into statement of income on completion of hedged transactions	(9,254)	3,251	(6,003)	(2,902)	702	(2,200)

Changes in fair value of effective portion of outstanding derivatives, net	24,564	(8,734)	15,830	(79)	(151)	(230)

Gain (loss) on cash flow hedging derivatives, net	33,818	(11,985)	21,833	2,823	(853)	1,970

Closing balance as of March 31	$(32,968)	$11,661	$(21,307)	$(27,267)	$8,977	$(18,290)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)		Location of Gain (Loss) recognized in Income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of Gain (Loss) recognized in income on Derivatives (Ineffective Portion and Amount excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2015	2016		2015	2016		2015	2016

Forward foreign exchange contracts	$24,564	$1,847	Revenue	$2,495	$3,871	Foreign exchange (gains) losses, net	$—	$—
Interest rate swaps	—	(1,926)	Cost of revenue	(9,427)	(5,312)
			Selling, general and administrative expenses	(2,322)	(1,461)

	$24,564	$(79)		$(9,254)	$(2,902)		$—	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of (Gain) Loss recognized in Statement of Income on Derivatives	Amount of (Gain) Loss recognized in Statement of Income on Derivatives
		Three months ended March 31,
		2015	2016
Forward foreign exchange contracts (Note a)	Foreign exchange (gains) losses, net	$(2,244)	$(1,134)

		$(2,244)	$(1,134)

(a)	These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized (gains) losses and changes in the fair value of these derivatives are recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of March 31,
	2015	2016
Advance income and non-income taxes	$52,953	$97,466
Deferred transition costs	36,620	37,594
Derivative instruments	18,284	20,036
Prepaid expenses	12,565	13,231
Customer acquisition cost	6,687	8,282
Employee advances	3,878	4,787
Deposits	1,820	1,745
Advances to suppliers	8,028	7,309
Others	13,190	8,085

	$154,025	$198,535

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,	As of March 31,
	2015	2016
Property, plant and equipment, gross	$556,518	$569,559
Less: Accumulated depreciation and amortization	(381,122)	(389,860)

Property, plant and equipment, net	$175,396	$179,699

Depreciation expense on property, plant and equipment for the three months ended March 31, 2015 and 2016 was $11,717 and $11,104, respectively. Computer software amortization for the three months ended March 31, 2015 and 2016 amounted to $2,362 and $2,345, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $562 and $294 for the three months ended March 31, 2015 and 2016, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2015 and three months ended March 31, 2016:

	As of December 31,	As of March 31,
	2015	2016
Opening balance	$1,057,214	$1,038,346
Goodwill relating to acquisitions consummated during the period	7,674	14,479
Impact of measurement period adjustments	(135)	—
Effect of exchange rate fluctuations	(26,407)	2,912

Closing balance	$1,038,346	$1,055,737

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The total amount of goodwill deductible for tax purposes is $36,390 and $38,070 as of December 31, 2015 and March 31, 2016, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2015			As of March 31, 2016
	Gross carrying amount	Accumulated amortization and impairment	Net	Gross carrying amount	Accumulated amortization and impairment	Net

Customer-related intangible assets	$319,035	$247,463	$71,572	$320,177	$252,899	$67,278
Marketing-related intangible assets	42,749	27,021	15,728	42,697	27,763	14,934
Other intangible assets	29,729	18,427	11,301	31,137	23,701	7,436

	$391,513	$292,911	$98,601	$394,011	$304,363	$89,648

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2015 and 2016 were $7,341 and $6,145, respectively.

During the three months ended March 31, 2016, the Company tested an intangible software asset for recoverability as a result of a downward revision to the forecasted cash flows to be generated by the intangible asset. Based on the results of such testing, the Company determined that the carrying value of the intangible asset exceeded the estimated undiscounted cash flows by $4,943 and recorded an additional charge to further reduce the carrying value by this amount. The Company used a combination of the income and cost approaches to determine the fair value of the intangible asset for the purpose of calculating the charge. This charge has been recorded in other operating (income) expenses, net in the consolidated statement of income.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)	Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2015 and March 31, 2016, the limits available were $15,781 and $15,502, respectively, of which $10,301 and $10,630 was utilized, constituting non-funded drawdown.

(b)	A fund-based and non-fund based revolving credit facility of $350,000, which the company obtained in June 2015 as described in note 12. This facility replaces the Company’s $250,000 facility initially entered into in August 2012 and subsequently amended in June 2013. As of December 31, 2015 and March 31, 2016, a total of $22,947 and $82,947, respectively, was utilized, of which $21,500 and $81,500, respectively, constituted funded drawdown and $1,447 and $1,447, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum as of December 31, 2015. As of March 31, 2016, the revolving facility bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The unutilized amount on the revolving facility bore a commitment fee of 0.25% as of December 31, 2015 and March 31, 2016. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. For the three months ended March 31, 2016, the Company was in compliance with the financial covenants.

(c)	On January 27, 2015 and March 23, 2015, the Company obtained short-term loans of $672,500 and $737,500, respectively, from Morgan Stanley Senior Funding, Inc. in connection with certain internal reorganization transactions. These loans bore interest at a rate of 2.00% per annum and were fully repaid on January 30, 2015 and March 26, 2015, respectively. The Company recorded $1,045 in debt issuance expenses and $235 in interest with respect to the amounts borrowed under the short-term loans.

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

As of December 31, 2015 and March 31, 2016, the amount outstanding under the term loan, net of debt amortization expense of $3,534 and $3,314, was $776,466 and $766,686, respectively. As of December 31, 2015 and March 31, 2016, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of March 31, 2016 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2016	$29,353
2017	39,181
2018	39,226
2019	39,272
2020	619,654

Total	$766,686

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of March 31,
	2015	2016
Accrued expenses	$161,672	$147,140
Accrued employee cost	158,054	96,541
Deferred transition revenue	44,974	45,157
Statutory liabilities	32,149	45,056
Retirement benefits	17,930	22,665
Derivative instruments	34,610	28,718
Advance from customers	19,815	23,649
Earn-out consideration	16,896	4,742
Other liabilities	12,210	12,468
Capital lease obligations	1,328	1,284

	$499,638	$427,420

14. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan covering substantially all of its Indian employees. In accordance with Mexican law, the Company provides termination benefits to all of its Mexican employees. In addition, certain of the Company’s subsidiaries in the Philippines and Japan sponsor defined benefit retirement programs.

Net defined benefit plan costs for the three months ended March 31, 2015 and 2016 include the following components:

	Three months ended March 31,
	2015	2016
Service costs	$1,384	$1,403
Interest costs	678	698
Amortization of actuarial loss	85	56
Expected return on plan assets	(549)	(486)

Net defined benefit plan costs	$1,598	$1,671

Defined contribution plans

During the three months ended March 31, 2015 and 2016, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2015	2016
India	$3,909	$4,303
U.S.	2,628	3,532
U.K.	1,040	1,652
China	3,516	3,753
Other regions	1,106	1,265

Total	$12,199	$14,505

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

During the year ended December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan and the 2005 Plan was increased by 8,858,823 and 495,915 shares, respectively, as a result of an adjustment to outstanding unvested share awards.

Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2015 and 2016 were $4,579 and $5,250, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the three months ended March 31, 2015. No options were granted in the three months ended March 31, 2016.

Three months ended March 31, 2015

Dividend yield	—

Expected life (in months)	84

Risk free rate of interest	1.99%

Volatility	34.97%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

A summary of stock option activity during the three months ended March 31, 2016 is set out below:

	Three months ended March 31, 2016
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2016	5,986,845	$16.99	5.8	$—
Granted	—	—	—	—
Forfeited	(25,000)	19.35	—	—
Expired	—	—	—	—
Exercised	(248,316)	16.96	—	2,539

Outstanding as of March 31, 2016	5,713,529	$16.98	5.5	$59,157

Vested as of March 31, 2016 and expected to vest thereafter (Note a)	5,541,849	$16.76	5.5	$57,790
Vested and exercisable as of March 31, 2016	3,492,030	$15.34	4.3	$41,382
Weighted average grant date fair value of grants during the period	$—

a)	Options expected to vest reflect an estimated forfeiture rate.

As of March 31, 2016, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $12,484, which will be recognized over the weighted average remaining requisite vesting period of 2.2 years.

Restricted Share Units

The Company has granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one Company common share at a future date. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSUs granted during the three months ended March 31, 2016 is set out below:

	Three months ended March 31, 2016
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	157,390	$17.67
Granted	—	—
Vested (Note a)	(5,256)	14.87
Forfeited	(1,135)	14.18

Outstanding as of March 31, 2016	150,999	$17.80

Expected to vest (Note b)	143,800

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

(a)	RSUs that vested during the period covered were net settled upon vesting by issuing 3,228 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects an estimated forfeiture rate.

92,692 RSUs vested in the year ended December 31, 2014, in respect of which 91,963 shares were issued in January 2016 after withholding shares to the extent of the minimum statutory withholding taxes.

53,546 RSUs vested in the year ended December 31, 2015, shares in respect of which will be issuable on December 31, 2016 after withholding shares to the extent of minimum statutory withholding taxes.

As of March 31, 2016, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $1,298, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.

Performance Units

The Company also grants stock awards in the form of performance units, or PUs, under the 2007 Omnibus Plan.

Each PU represents the right to receive one Company common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant and assumes that performance targets will be achieved. PUs granted under the plan are subject to cliff vesting. The compensation expense for such awards is recognized on a straight-line basis over the vesting terms. During the performance period, the Company’s estimate of the number of shares to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the three months ended March 31, 2016 is set out below:

	Three months ended March 31, 2016
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2016	2,499,322	$19.95	2,499,322
Granted	—	—	—
Vested	—	—	—
Forfeited	(62,411)	19.56	(62,411)
Adjustment upon final determination of level of performance goal achievement (Note a)	7,274	22.72
Adjustment upon final determination of level of performance goal achievement (Note a)			7,274

Outstanding as of March 31, 2016	2,444,185	$19.96	2,444,185

Expected to vest (Note b)	2,211,468

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Stock-based compensation (Continued)

(a)	Represents an adjustment made in March 2016 to the number of shares subject to the PUs granted in 2015 upon certification of the level of achievement of the performance targets underlying such awards.
(b)	The number of PUs expected to vest has been adjusted by an estimated forfeiture rate.

As of March 31, 2016, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $20,591, which will be recognized over the weighted average remaining requisite vesting period of 1.5 years.

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

During the three months ended March 31, 2015 and 2016, 34,162 and 30,487 common shares, respectively, were issued under ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2015 and 2016 was $81 and $86, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Capital stock

Share Repurchases

In February 2015, the Company’s Board of Directors authorized a program to repurchase up to $250,000 in value of the Company’s common shares. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. On February 4, 2016, the Company announced that its Board of Directors approved an additional $250 million share repurchase program, bringing the total authorization under the Company’s existing program to $500 million. During the three months ended March 31, 2015 and 2016, the Company purchased 590,713 and 1,356,199 of its common shares, respectively at a weighted average price of $22.51 and $24.35 per share, respectively, for an aggregate cash amount of $13,298 and $33,017, respectively. The purchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2015 and 2016, $12 and $27, respectively, was deducted from retained earnings in direct costs related to share repurchases.

17. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per Share. Basic and diluted earnings per common share give effect to the change in the number of Company common shares. The calculation of basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, performance units and common shares to be issued under the employee stock purchase plan, have been included in the computation of diluted net earnings per share and the number of weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock options outstanding but not included in the computation of diluted earnings per common share because their inclusion would be anti-dilutive is 3,928,000 and 317,081 for the three months ended March 31, 2015 and 2016, respectively.

	Three months ended March 31,
	2015	2016
Net income available to Genpact Limited common shareholders	$44,653	$58,565
Weighted average number of common shares used in computing basic earnings per common share	219,892,695	210,780,165
Dilutive effect of stock-based awards	2,454,406	3,112,799

Weighted average number of common shares used in computing dilutive earnings per common share	222,347,101	213,892,964

Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.20	$0.28
Diluted	$0.20	$0.27

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

18. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2015	2016
Personnel expenses	$242,948	$254,028
Operational expenses	102,797	107,542
Depreciation and amortization	11,731	11,278

	$357,476	$372,848

19. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2015	2016
Personnel expenses	$105,838	$108,400
Operational expenses	40,562	49,578
Depreciation and amortization	2,348	2,171

	$148,748	$160,149

20. Other operating (income) expense, net

	Three months ended March 31,
	2015	2016
Other operating (income) expense	$(462)	$(498)
Provision for impairment of intangible assets	—	4,943
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	—	(9,506)

Other operating (income) expense, net	$(462)	$(5,061)

21. Interest income (expense), net

	Three months ended March 31,
	2015	2016
Interest income	$1,196	$2,364

Interest expense	(10,221)	(5,202)

Interest income (expense), net	$(9,025)	$(2,838)

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

As of December 31, 2015, the Company had unrecognized tax benefits amounting to $26,357, including an amount of $24,935, which, if recognized, would impact the effective tax rate.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2016 to March 31, 2016:

2016
Opening Balance at January 1	$26,357
Increase related to prior year tax positions, including recorded in acquisition accounting	13
Decrease related to prior year tax positions	(764)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(166)
Decrease related to settlements with tax authorities	(2,000)
Effect of exchange rate changes	119

Closing Balance at March 31	$23,559

The Company’s unrecognized tax benefits as of March 31, 2016 include an amount of $22,136, which, if recognized, would impact the effective tax rate. As of December 31, 2015 and March 31, 2016, the Company had accrued approximately $4,223 and $3,682, respectively, for interest relating to unrecognized tax benefits. During the year ended December 31, 2015 and the three months ended March 31, 2016, the company recognized approximately $1,152 and ($533), respectively, excluding exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2015 and March 31, 2016, the Company had accrued approximately $958 and $958, respectively, for penalties.

23. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the three months ended March 31, 2015 and 2016, the Company recognized net revenues of $99 and $79, respectively, from a client that is a significant shareholder of the Company.

For the three months ended March 31, 2015 and 2016, the Company recognized net revenues of $2,039 and $1,652, respectively, from a client that is a non-consolidating affiliate of the Company. $1,095 of this amount is receivable as of March 31, 2016.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the three months ended March 31, 2015 and 2016, cost of revenue includes $390 and $498, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

23. Related party transactions (Continued)

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the three months ended March 31, 2015 and 2016, selling, general and administrative expenses includes $95 and $67, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the three months ended March 31, 2015 and 2016, the Company engaged a significant shareholder to provide services to the Company at a cost of $399 and $15 respectively.

Investment in equity affiliates

During the three months ended March 31, 2016, the Company invested $3,783 in its non-consolidating affiliates. As of December 31, 2015 and March 31, 2016, $3,736 and $3,736, respectively, in investments in equity affiliates was accrued but not paid and has been included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

As of December 31, 2015 and March 31, 2016, the Company’s investments in its non-consolidating affiliates amounted to $6,677 and $8,315, respectively.

Others

During the three months ended March 31, 2016, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $329. As of December 31, 2015 and March 31, 2016, $853 and $329 is receivable, respectively.

24. Commitments and contingencies

Capital commitments

As of December 31, 2015 and March 31, 2016, the Company has committed to spend $8,237 and $7,337, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,748 and $12,077 as of December 31, 2015 and March 31, 2016, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining bonded warehouses. These guarantees may be revoked by such government agencies if they suffer any losses or damages through the breach of any covenants contained in the agreements governing such guarantees.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;

•	our ability to win new clients and engagements;

•	the expected value of the statements of work under our master service agreements;

•	our beliefs about future trends in our market;

•	political, economic or business conditions in countries where we have operations or where our clients operate;

•	expected spending on business process outsourcing and information technology services by clients;

•	foreign currency exchange rates;

•	our ability to convert bookings to revenue;

•	our rate of employee attrition;

•	our effective tax rate; and

•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;

•	our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services industry;

•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our ability to maintain pricing and asset utilization rates;

•	our ability to hire and retain enough qualified employees to support our operations;

•	increases in wages in locations in which we have operations;

•	our relative dependence on the General Electric Company (GE) and our ability to maintain our relationships with divested GE businesses;

•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR;

•	restrictions on visas for our employees traveling to North America and Europe;

•	fluctuations in exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Guatemalan quetzal, Mexican peso, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna and Canadian dollar;

•	our ability to retain senior management;

•	the selling cycle for our client relationships;

•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;

•	legislation in the United States or elsewhere that adversely affects the performance of business process outsourcing and information technology services offshore;

•	increasing competition in our industry;

•	telecommunications or technology disruptions or breaches, or natural or other disasters;

•	our ability to protect our intellectual property and the intellectual property of others;

•	our ability to maintain the security and confidentiality of personal and other sensitive data of our clients, employees or others;

•	deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	the international nature of our business;

•	technological innovation;

•	our ability to derive revenues from new service offerings; and

•	unionization of any of our employees.

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

In the quarter ended March 31, 2016, we had net revenues of $609.7 million, of which $502.3 million, or 82.4%, was from clients other than GE, which we refer to as Global Clients, with the remaining $107.4 million, or 17.6%, coming from GE.

For the 12-month period ended March 31, 2016, the number of client relationships generating annual revenue over $5 million increased to 105 from 94 as of March 31, 2015. This includes client relationships with more than $15 million in annual revenue increasing to 34 from 30, and client relationships with more than $25 million in annual revenue increasing to 18 from 17 over the same period.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Acquisitions

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for initial cash consideration of $2,550, subject to adjustment for closing date working capital, transaction expenses and indebtedness. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities.

The equity purchase agreement provides for contingent earn-out consideration of up to $20,000, payable based on future performance relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable only if either the put or call option, each as described below, is exercised. Goodwill arising from the acquisition amounted to $14.5 million, which has been allocated to our India reporting unit and is deductible for tax purposes.

The equity purchase agreement grants the Company a call option to purchase the remaining 49% equity interest in SSE, which option the Company has the right to exercise between January 1, 2018 and January 31, 2018. If the Company does not exercise its call option during such period, the selling equityholders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require the Company to purchase their 49% interest in SSE at a price ranging from $2.5 million to $3.0 million.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Financial Statements” above, Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2015 and 2016.

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Net revenues—GE	$113.6	$107.4	(5.5)%
Net revenues—Global Clients	473.5	502.3	6.1%

Total net revenues	587.2	609.7	3.8%

Cost of revenue	357.5	372.8	4.3%
Gross profit	229.7	236.9	3.1%
Gross profit margin	39.1%	38.8%
Operating expenses
Selling, general and administrative expenses	148.7	160.1	7.7%
Amortization of acquired intangible assets	7.3	6.1	(16.3)%
Other operating (income) expense, net	(0.5)	(5.1)	995.5%

Income from operations	74.1	75.6	2.1%
Income from operations as a percentage of total net revenues	12.6%	12.4%
Foreign exchange gains (losses), net	(7.5)	(1.0)	(86.8)%
Interest income (expense), net	(9.0)	(2.8)	(68.6)%
Other income (expense), net	0.5	0.9	91.7%

Income before equity-method investment activity, net and income tax expense	57.9	72.7	25.4%
Gain (loss) on equity-method investment activity, net	(2.2)	(2.1)	(3.5)%

Income before income tax expense	55.7	70.5	26.6%
Income tax expense	11.1	12.2	10.7%

Net income	44.7	58.3	30.5%
Net loss (income) attributable to non-controlling interest	—	0.3	100.0%

Net income attributable to Genpact Limited common shareholders	$44.7	$58.6	31.2%

Net income attributable to Genpact Limited common shareholders as a percentage of total net revenues	7.6%	9.6%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net revenues. Our net revenues were $609.7 million in the first quarter of 2016, up $22.6 million, or 3.8%, from $587.2 million in the first quarter of 2015. The growth in net revenues was driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients, including the impact of revenues derived from large, transformational deals. Adjusted for foreign exchange, primarily the impact of the euro and Australian dollar against the U.S. dollar, our net revenues grew 6.2% compared to the first quarter of 2015. Our average headcount increased by 6.5% to approximately 70,300 in the first quarter of 2016 from approximately 66,000 in the first quarter of 2015.

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Global Clients:
BPO services	$372.4	$406.3	9.1%
IT services	101.1	96.0	(5.1)
Total net revenues from Global Clients	473.5	$502.3	6.1%
GE:
BPO services	88.7	82.8	(6.6)%
IT services	25.0	24.6	(1.5)
Total net revenues from GE	$113.6	$107.4	(5.5)%
Total net revenues from BPO Services	461.1	489.1	6.1%
Total net revenues from IT Services	126.1	120.6	(4.4)%

Total net revenues	$587.2	$609.7	3.8%

Net revenues from Global Clients were $502.3 million in the first quarter of 2016, up $28.8 million, or 6.1%, from $473.5 million in the first quarter of 2015. This increase was primarily driven by growth in our targeted verticals, including consumer product goods, banking and financial services, insurance and high tech. As a percentage of total net revenues, net revenues from Global Clients increased from 80.7% in the first quarter of 2015 to 82.4% in the first quarter of 2016.

Net revenues from GE were $107.4 million in the first quarter of 2016, down $6.2 million, or 5.5%, from the first quarter of 2015. The decline in net revenues from GE was in line with expected decreases in services delivered to GE in the first quarter of 2016, largely due to phase-outs of work we do for GE Capital Corporate. Net revenues from GE declined as a percentage of our total net revenues from 19.3% in the first quarter of 2015 to 17.6% in the first quarter of 2016.

During the first quarter ended March 31, 2016, GE divested certain businesses that Genpact continues to serve. Historically we have reclassified revenues from these divested GE businesses as Global Client revenues in each fiscal quarter beginning on the date of divestiture. However, we will now reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change will allow us to provide a more consistent view of the trends underlying our Global Client and GE businesses. Accordingly, Global Client revenues for the first quarter of 2016 do not include revenues from certain businesses that GE divested during the quarter, which revenues are included in total GE revenues. If we had reclassified the revenue from such GE-divested businesses during the first quarter, Global Client revenues for the quarter ended March 31, 2016 would have been $513 million and GE revenues would have been $96 million.

Net revenues from BPO services were $489.1 million, up $28.0 million, or 6.1%, from $461.1 million in the first quarter of 2015. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly core industry vertical operations, consulting, finance and accounting and analytics services. Net revenues from IT services were $120.6 million in the first quarter of 2016, down $5.5 million, or 4.4%, from $126.1 million in the first quarter of 2015 due to a decline in revenues from Global Clients in the healthcare and capital markets verticals.

Net revenues from BPO services as a percentage of total net revenues increased to 80.2% in the first quarter of 2016 from 78.5% in the first quarter of 2015 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and our resulting gross profit:

	Three months ended March 31,		As a percentage of total net revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$242.9	$254.0	41.4%	41.7%
Operational expenses	102.8	107.5	17.5	17.6
Depreciation and amortization	11.7	11.3	2.0	1.8

Cost of revenue	$357.5	$372.8	60.9%	61.2%

Gross margin	39.1%	38.8%

Cost of revenue was $372.8 million, up $15.4 million, or 4.3%, from the first quarter of 2015. Wage inflation, an increase in our operational headcount and related increases in travel expenses in the first quarter of 2016 compared to the first quarter of 2015 all contributed to the increase in cost of revenue. The increase in cost of revenue was partially offset by lower IT expenses and favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar. Foreign exchange fluctuations cause gains and losses on our foreign currency hedges and have a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin decreased marginally from 39.1% in the first quarter of 2015 to 38.8% in the first quarter of 2016 due to the factors described above.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 41.4% in the first quarter of 2015 to 41.7% in the first quarter of 2016. Personnel expenses in the first quarter of 2016 were $254.0 million, up $11.1 million, or 4.6%, from $242.9 million in the first quarter of 2015. Personnel expenses increased primarily due to wage inflation, higher stock-based compensation expense and an approximately 4,100-person, or 7.1%, increase in our operational headcount in the first quarter of 2016 compared to the first quarter of 2015. These increases were partially offset by favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues marginally increased from 17.5% in the first quarter of 2015 to 17.6% in first quarter of 2016. Operational expenses were $107.5 million, up $4.7 million, or 4.6%, from the first quarter of 2015. Operational expenses increased primarily due to increases in travel expenses in the first quarter of 2016 compared to the first quarter of 2015, partially offset by favorable foreign exchange and lower IT expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues decreased from 2.0% in the first quarter of 2015 to 1.8% in the first quarter of 2016. Depreciation and amortization expenses as a component of cost of revenue were $11.3 million, down $0.5 million, or 3.9%, from the first quarter of 2015. This marginal decrease was primarily due to an increase in fully depreciated assets since first quarter of 2015 and favorable foreign exchange, partially offset by the expansion of certain existing facilities in India and a new delivery center in the U.S.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three months ended March 31,		As a percentage of total net revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$105.8	$108.4	18.0%	17.8%
Operational expenses	40.6	49.6	6.9	8.1
Depreciation and amortization	2.3	2.2	0.4	0.4

Selling, general and administrative expenses	$148.7	$160.1	25.3%	26.3%

SG&A expenses as a percentage of total net revenues increased from 25.3% in the first quarter of 2015 to 26.3% in the first quarter of 2016. SG&A expenses were $160.1 million, up $11.4 million, or 7.7%, from the first quarter of 2015. Our sales and marketing expenses as a percentage of net revenues were approximately 7.3% in the first quarter of 2016, unchanged from the first quarter of 2015. SG&A expenses increased due to wage inflation, investments in domain expertise and digital and analytics capabilities and resources, higher fees for professional services, a reserve for doubtful receivables, and the timing of certain costs in the first quarter of 2016. This increase was partially offset by favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar in the first quarter of 2016 compared to the first quarter of 2015.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased marginally from 18.0% in the first quarter of 2015 to 17.8% in the first quarter of 2016. Personnel expenses as a component of SG&A expenses were $108.4 million, up $2.6 million, or 2.4%, from the first quarter of 2015. The increase is primarily due to wage inflation and investments in domain expertise and digital and analytics capabilities and resources in the first quarter of 2016 compared to the first quarter of 2015. This increase was partially offset by a 7.3% decrease in our sales-team personnel expenses and favorable foreign exchange.

Operational expenses. As a percentage of total net revenues, operational expenses increased from 6.9% in the first quarter of 2015 to 8.1% in the first quarter of 2016. Operational expenses as a component of SG&A expenses were $49.6 million, up $9.0 million, or 22.2%, from the first quarter of 2015. This increase is primarily due to higher fees for professional services, a reserve for doubtful receivables and the timing of certain non-recurring travel and related costs in the first quarter of 2016, partially offset by favorable foreign exchange in the first quarter of 2016 compared to the first quarter of 2015.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the first quarter of 2016, unchanged from the first quarter of 2015. Depreciation and amortization expenses as a component of SG&A expenses were $2.2 million, compared to $2.3 million in the first quarter of 2015. This marginal decrease was primarily due to an increase in fully depreciated assets since the first quarter of 2015, partially offset by the expansion of certain existing facilities in India and a new delivery center in the U.S.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $6.1 million, down $1.2 million, or 16.3%, from the first quarter of 2015. This decrease is primarily due to a $1.0 million decline in the amortization expense relating to Pharmalink Consulting Limited and Pharmalink Consulting Inc., which we acquired in the second quarter of 2014 and refer to as our “regulatory affairs acquisition.”

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

	Three months ended March 31,		Percentage change Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Other operating (income) expense	$(0.5)	$(0.5)	7.8%
Provision for impairment on intangible assets	—	4.9	100.0
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	—	(9.5)	100.0

Other operating (income) expense, net	$(0.5)	$(5.1)	995.5%

Other operating (income) expense, net as a percentage of total net revenues	(0.1)%	(0.8)%

Other operating income, net of expense, was $5.1 million, compared to $0.5 million in the first quarter of 2015, primarily due to a $9.5 million gain in the first quarter of 2016 as a result of changes in the fair value of earn-out consideration payable in connection with certain acquisitions. No such gains were recorded in first quarter of 2015. This income was partially offset by a $4.9 million non-recurring charge in the first quarter of 2016 relating to a software intangible asset, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.6% in the first quarter of 2015 to 12.4% in the first quarter of 2016. Income from operations increased by $1.6 million to $75.6 million in the first quarter of 2016 from $74.1 million in the first quarter of 2015.

Foreign exchange gains (losses), net. Foreign exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange loss of $1.0 million in the first quarter of 2016, down from $7.5 million in the first quarter of 2015. The loss in the first quarter of 2016 was primarily a result of the appreciation of the Philippine peso, Brazilian real, euro, and Japanese yen against the U.S. dollar, and the depreciation of the U.K. pound sterling against the U.S. dollar during the quarter. Our net foreign exchange loss in the first quarter of 2015 was primarily due to the depreciation of the euro against the U.S. dollar during that quarter. The hedging of our balance sheet components also contributed to a smaller loss in the first quarter of 2016 compared to the first quarter of 2015.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2015	2016	2016 vs. 2015
Interest income	$1.2	$2.4	97.7%
Interest expense	(10.2)	(5.2)	(49.1)

Interest income (expense), net	$(9.0)	$(2.8)	(68.6)%

Interest income (expense), net as a percentage of total net revenues	(1.5)%	(0.5)%

Our net interest expense decreased by $6.2 million compared to the first quarter of 2015, primarily due to (i) a decrease in interest expense as a result of a reduced interest rate on the term loan under our new credit facility, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, (ii) $1.3 million in debt issuance costs and interest expense on the two short-term loans we obtained and repaid in the first quarter of 2015 in the amounts of $672.5 million and $737.5 million, respectively, in connection with certain internal reorganization transactions, and (iii) lower drawdown on our revolving credit facility in the first quarter of 2016 compared to the first quarter of 2015. Our interest income increased due to higher account balances, including in jurisdictions in which we earn higher interest rates, during the first quarter of 2016 compared to the first quarter of 2015. The weighted average rate of interest on our debt decreased from 3.3% in the first quarter of 2015 to 1.9% in the first quarter of 2016.

Other income (expense), net. Our net other income was $0.9 million in the first quarter of 2016, up $0.4 million from $0.5 million in the first quarter of 2015.

Equity-method investment activity, net. Equity-method investment activity, net in the first quarter of 2016 represents our $2.1 million share of loss, compared to our $2.2 million share of loss in the first quarter of 2015, from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014.

Income tax expense. Our income tax expense increased from $11.1 million in the first quarter of 2015 to $12.2 million in the first quarter of 2016, representing an effective tax rate, or ETR, of 17.3%, down from 19.9% in the first quarter of 2015. The increase in our tax expense is due to higher pre-tax profits in the first quarter of 2016 compared to the first quarter of 2015. The decrease in our effective tax rate is primarily due to certain discrete items, including the reversal of tax reserves for uncertain tax positions.

Net income attributable to non-controlling interest. Non-controlling interest primarily refers to the profit or loss associated with the non-controlling interest in the operations of SSE in the first quarter of 2016, which we discuss in Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders as a percentage of total net revenues was 9.6% in the first quarter of 2016, up from 7.6% in the first quarter of 2015. Net income attributable to Genpact Limited common shareholders increased by $13.9 million from $44.7 million in the first quarter of 2015 to $58.6 million in the first quarter of 2016.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2015 and March 31, 2016 is presented below:

	As of December 31, 2015	As of March 31, 2016	Percentage Change Increase/(Decrease)
	(dollars in millions)		2016 vs. 2015
Cash and cash equivalents	$450.9	$429.8	(4.7)%
Short-term borrowings	21.5	81.5	279.1
Long-term debt due within one year	39.1	39.1	—
Long-term debt other than the current portion	737.3	727.5	(1.3)
Genpact Limited total shareholders’ equity	$1,304.4	$1,349.6	3.5%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

Our cash and cash equivalents were $429.8 million as of March 31, 2016, down from $450.9 million as of December 31, 2015. Our cash and cash equivalents are comprised of (a) $259.1 million in cash in current accounts across all operating locations to be used for working capital and immediate capital requirements and (b) $170.7 million in deposits with banks to be used for medium-term planned expenditures and capital requirements.

As of March 31, 2016, $417.7 million of the $429.8 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $10.0 million of this cash is held by a foreign subsidiary for which we expect to incur a tax liability and have accordingly accrued a deferred tax liability on the repatriation of $8.0 million of retained earnings. $98.8 million of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation.

Pursuant to our share repurchase program, during the three months ended March 31, 2016, we purchased 1,356,199 of our common shares at a weighted average price of $24.35 per share for an aggregate cash amount of approximately $33.0 million. See Part II, Item 2—“Purchase of Equity Securities by the Issuer and Affiliated Purchasers” below for additional information and related disclosures.

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

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$24.3	$(11.8)	(148.5)%
Investing activities	(31.8)	(31.5)	(1.0)
Financing activities	(15.8)	22.6	(243.1)%

Net increase (decrease) in cash and cash equivalents	$(23.3)	$(20.7)	(11.2)%

Cash flows from operating activities. Net cash utilized for operating activities was $11.8 million in the three months ended March 31, 2016, compared to net cash generated from operating activities of $24.3 million in the three months ended March 31, 2015. This is primarily due to a $44.6 million net change in our operating assets and liabilities in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, mainly driven by (i) a $10.1 million increase in net income tax payments due to higher pre-tax income, the payment of prior year tax amounts, and the timing of estimated tax payments, each in the first quarter of 2016, (ii) higher bonus payments in the first quarter of 2016, (iii) higher upfront investments in certain large deals in the first quarter of 2016, and (iv) an increase in investments in trade receivables in the first quarter of 2016 primarily due to the adverse impact of an increase in days sales outstanding from 81 as of March 31, 2015 to 89 as of March 31, 2016, partially offset by a reduction in revenue volume in the first quarter of 2016 compared to the first quarter of 2015.

Cash flows from investing activities. Our net cash used for investing activities was $31.5 million in the three months ended March 31, 2016, down $0.3 million from the three months ended March 31, 2015. This decrease was primarily due to the payment of $11.7 million for our wealth management acquisition in the first quarter of 2015 compared to the payment in the three months ended March 31, 2016 of $2.3 million for our acquisition of SSE. Additionally, we invested $3.8 million in our non-consolidated affiliate, Markit Genpact KYC Services Limited, in the three months ended March 31, 2016, down from $6.7 million in the three months ended March 31, 2015. This decrease in net cash used for investing activities was partially offset by higher payments for purchases of property, plant and equipment (net of sales proceeds) of $25.4 million in the three months ended March 31, 2016 compared to $13.4 million in the three months ended March 31, 2015.

Cash flows from financing activities. Our net cash generated from financing activities was $22.6 million in the three months ended March 31, 2016, compared to net cash used for financing activities of $15.8 million in the three months ended March 31, 2015.

In the first quarter of 2016, we repaid $10.0 million of the term loan under our new credit facility, compared to repayments of $1.7 million in the first quarter of 2015. In the first quarter of 2016, we drew down $60.0 million of our revolving credit facility to meet short-term internal funding requirements, which amount we expect to repay during the second quarter of 2016. In the first quarter of 2015, we obtained two short-term loans in the amounts of $672.5 million and $737.5 million, respectively, to finance certain internal reorganization transactions. These loans were fully repaid on January 30, 2015 and March 26, 2015, respectively. We paid debt issuance costs of $1.0 million in connection with such loans. Additionally, proceeds from the issuance of common shares under stock-based compensation plans (net of payments) were $4.0 million higher in the three months ended March 31, 2016 than in the three months ended March 31, 2015. Additionally, there was an excess tax benefit of $2.2 million related to stock-based compensation in the first quarter of 2016. No such benefit was recorded in the first quarter of 2015. The impact of the foregoing items on cash flows was offset by higher share repurchase payments of $33.0 million in the three months ended March 31, 2016 compared to $13.3 million in the three months ended March 31, 2015.

Financing Arrangements (Credit Facility)

In June 2015, we refinanced our 2012 facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2015 and March 31, 2016, our outstanding term loan debt, net of debt amortization expense of $3.5 million and $3.3 million, respectively, was $776.5 million and $766.7 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2015 and March 31, 2016, the limits available under such facilities were $15.8 million and $15.5 million, respectively, of which $10.3 million and $10.6 million was utilized, constituting non-funded drawdown. For details on our financing arrangements, refer to notes 11 and 12 to our consolidated financial statements.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see Part I, Item 1A—Risk Factors—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the U.S. dollar and the euro, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2015, the section titled “Contractual Obligations” below, and Note 7 in Part I, Item 1—“Financial Statements” above.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2016:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$829.9	$55.4	$108.4	$666.1	$—
- Principal payments	766.6	39.1	78.4	649.1	—
- Interest payments*	63.3	16.3	30.0	17.0	—
Short-term borrowings	81.9	81.9	—	—	—
- Principal payments	81.5	81.5	—	—	—
- Interest payments**	0.4	0.4	—	—	—
Capital leases	4.2	1.7	2.0	0.5	—
- Principal payments	3.4	1.3	1.7	0.4	—
- Interest payments	0.8	0.4	0.3	0.1	—
Operating leases	141.1	27.9	48.2	31.5	33.5
Purchase obligations	35.3	26.2	8.2	0.9	—
Capital commitments net of advances	7.3	7.3	—	—	—
Earn-out consideration	23.8	5.0	12.2	6.6	—
- Reporting Date Fair Value	20.9	4.7	10.4	5.8	—
- Interest	2.9	0.3	1.8	0.8	—
Other liabilities	73.3	41.2	20.2	11.9	—

Total contractual obligations	$1,196.8	$246.6	$199.2	$717.5	$33.5

*	Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of March 31, 2016. Amounts shown exclude the impact of interest rate swaps.

**	Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of March 31, 2016 and our expectation for the repayment of such debt.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net).” The ASU amends the principal versus agent guidance in ASU 2014-09, “Revenue from Contracts with Customers” and clarifies that the analysis must focus on whether the entity has control of the good or services before they are transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10, “Identifying performance obligations and licensing.” The ASU proposes certain amendments to the methods for identifying performance obligations and provides licensing implementation guidance. These ASUs will be effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018, and allows for both retrospective and prospective adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The ASU changes several aspects of accounting for share-based payment award transactions, including (i) accounting and cash flow classification for excess tax benefits and deficiencies, (ii) forfeitures, and (iii) tax withholding requirements and cash flow classification. The ASU will be effective for us beginning January 1, 2017, including interim periods in our fiscal year 2017. Early adoption is permitted. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan. Borrowings under our term loan bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 0.0% plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2016, we were party to interest rate swaps covering a total notional amount of $200 million. Under these swap agreements, LIBOR is fixed at 1.20% through June 2020.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarterly period ended March 31, 2016, management excluded an evaluation of the internal controls over financial reporting in respect of any acquisition made in the three months ended March 31, 2016. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of acquisitions consummated during such period.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and the other information that appears elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In February 2015, our board of directors authorized a plan to repurchase up to $250.0 million in value of our common shares. During the three months ended March 31, 2016, we completed $250.0 million in share purchases under this program, and in February 2016 our board of directors approved an additional $250 million share repurchase program, bringing the total authorization under our existing program to $500 million since February 2015. Our share repurchase plan does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan will be cancelled.

Share repurchase activity during the three months ended March 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1 – January 31, 2016	956,048	23.92	956,048	216,495
February 1 – February 29, 2016	381,051	25.33	381,051	240,566,226
March 1 – March 31, 2016	19,100	26.17	19,100	240,066,379

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2015, Consolidated Statements of Equity and Redeemable Non-controlling Interest for the three months ended March 31, 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2016, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2016

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

3.3	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Quarterly Report on Form 10-Q.
(1)	Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2015, Consolidated Statements of Equity and Redeemable Non-controlling Interest for the three months ended March 31, 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2016, and (vi) Notes to the Consolidated Financial Statements.