Form 10-Q
period 2016-06-30
Genpact LTD
filed 2016-08-08
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2016

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of July 29, 2016 was 207,294,663.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2015	As of June 30, 2016
Assets
Current assets
Cash and cash equivalents	4	$450,907	$407,260
Accounts receivable, net	5	590,137	598,228
Prepaid expenses and other current assets	8	154,025	196,841
Total current assets		$1,195,069	$1,202,329

Property, plant and equipment, net	9	175,396	185,643
Deferred tax assets	23	99,395	80,114
Investment in equity affiliates	24	6,677	6,230
Intangible assets, net	10	98,601	84,421
Goodwill	10	1,038,346	1,055,968
Other assets		180,005	219,810
Total assets		$2,793,489	$2,834,515

Liabilities and equity
Current liabilities
Short-term borrowings	11	$21,500	$60,000
Current portion of long-term debt	12	39,134	39,158
Accounts payable		10,086	12,373
Income taxes payable	23	24,122	43,911
Accrued expenses and other current liabilities	13	499,638	417,304
Total current liabilities		$594,480	$572,746

Long-term debt, less current portion	12	737,332	717,745
Deferred tax liabilities	23	2,093	2,840
Other liabilities	14	155,228	186,342
Total liabilities		$1,489,133	$1,479,673

Redeemable non-controlling interest		—	2,778
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 211,472,312 and 208,953,289 issued and outstanding as of December 31, 2015 and June 30, 2016, respectively		2,111	2,086
Additional paid-in capital		1,342,022	1,373,679
Retained earnings		411,508	448,867
Accumulated other comprehensive income (loss)		(451,285)	(472,568)
Total equity		$1,304,356	$1,352,064
Commitments and contingencies	25
Total liabilities, redeemable non-controlling interest and equity		$2,793,489	$2,834,515

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2015	2016	2015	2016
Net revenues		$609,532	$630,523	$1,196,685	$1,240,226
Cost of revenue	19, 24	366,304	383,755	723,780	756,603
Gross profit		$243,228	$246,768	$472,905	$483,623

Operating expenses:
Selling, general and administrative expenses	20, 24	149,230	165,197	297,978	325,346
Amortization of acquired intangible assets	10	7,315	6,493	14,656	12,638
Other operating (income) expense, net	21	(2,670)	(4,862)	(3,132)	(9,923)
Income from operations		$89,353	$79,940	$163,403	$155,562

Foreign exchange gains (losses), net		7,433	4,808	(112)	3,810
Interest income (expense), net	22	(17,352)	(3,433)	(26,377)	(6,271)
Other income (expense), net		811	503	1,269	1,381

Income before equity-method investment activity, net and income tax expense		$80,245	$81,818	$138,183	$154,482
Gain (loss) on equity-method investment activity, net		(2,340)	(2,074)	(4,563)	(4,219)
Income before income tax expense		$77,905	$79,744	$133,620	$150,263
Income tax expense	23	15,204	15,395	26,266	27,638
Net income		$62,701	$64,349	$107,354	$122,625
Net loss (income) attributable to redeemable non-controlling interest		—	882	—	1,171
Net income attributable to Genpact Limited shareholders		$62,701	$65,231	$107,354	$123,796

Net income available to Genpact Limited common shareholders	18	$62,701	$65,231	$107,354	$123,796
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.29	$0.31	$0.49	$0.59
Diluted		$0.28	$0.31	$0.48	$0.58
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		218,525,149	210,178,050	219,208,922	210,479,108
Diluted		220,962,306	213,803,134	221,654,703	213,848,050

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended June 30,				Six months ended June 30,
	2015		2016		2015		2016
	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest

Net Income (loss)	$62,701	$—	$65,231	$(882)	$107,354	$—	$123,796	$(1,171)
Other comprehensive income:
Currency translation adjustments	(9,491)	—	(25,055)	39	(20,670)	—	(19,838)	39
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(10,173)	—	(3,555)	—	11,660	—	(1,585)	—
Retirement benefits, net of taxes	(174)	—	(13)	—	112	—	140	—
Other comprehensive income (loss)	$(19,838)	$-	$(28,623)	$39	$(8,898)	$—	$(21,283)	$39
Comprehensive income (loss)	$42,863	$-	$36,608	$(843)	$98,456	$—	$102,513	$(1,132)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2015	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$1,285,136
Issuance of common shares on exercise of options (Note 16)	728,948	7	6,193	—	—	6,200
Issuance of common shares under the employee stock purchase plan (Note 16)	65,055	1	1,308	—	—	1,309
Net settlement on vesting of restricted share units (Note 16)	136,922	1	(1,007)	—	—	(1,006)
Net settlement on vesting of performance units (Note 16)	846,114	8	(8)	—	—	—
Stock repurchased and retired (Note17)	(3,628,449)	(36)	—	(81,363)	—	(81,399)
Expenses related to stock purchase (Note 17)	—	—	—	(73)	—	(73)
Stock-based compensation expense (Note 16)	—	—	11,314	—	—	11,314
Comprehensive income:
Net income	—	—	—	107,354	—	107,354
Other comprehensive income	—	—	—	—	(8,898)	(8,898)
Balance as of June 30, 2015	216,832,795	$2,165	$1,314,530	$424,624	$(421,382)	$1,319,937

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Noncontrolling Interest

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2016	$211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356	$—
Issuance of common shares on exercise of options (Note 16)	631,422	6	10,051	—	-	10,057	—
Issuance of common shares under the employee stock purchase plan (Note 16)	60,636	1	1,489	—	—	1,490	—
Net settlement on vesting of restricted share units (Note 16)	102,954	1	(98)	—	-	(97)	—
Stock repurchased and retired (Note17)	(3,314,035)	(33)	—	(86,371)	-	(86,404)	—
Excess tax benefit on stock-based compensation	—	—	6,699	—	—	6,699	—
Expenses related to stock purchase (Note 17)	—	—	—	(66)	—	(66)	—
Stock-based compensation expense (Note 16)	—	—	13,516	—	—	13,516	—
Acquisition of redeemable non controlling interest	—	—	—	—	—	—	3,910
Comprehensive income:
Net income	—	—	—	123,796	—	123,796	(1,171)
Other comprehensive income	—	—	—	—	(21,283)	(21,283)	39
Balance as of June 30, 2016	208,953,289	$2,086	$1,373,679	$448,867	$(472,568)	$1,352,064	$2,778

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2016

Operating activities
Net income attributable to Genpact Limited shareholders	$107,354	$123,796
Net income (loss) attributable to redeemable non-controlling interest	-	(1,171)
Net income	$107,354	$122,625
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	26,811	26,997
Amortization of debt issuance costs (including loss on extinguishment of debt)	12,759	767
Amortization of acquired intangible assets	14,656	12,638
Intangible assets write-down	-	5,814
Reserve for doubtful receivables	1,266	4,467
Unrealized loss on revaluation of foreign currency asset/liability	3,397	2,055
Equity-method investment activity, net	4,563	4,219
Excess tax benefit on stock-based compensation	-	(6,699)
Stock-based compensation expense	11,314	13,516
Deferred income taxes	(8,242)	17,870
Others, net	(87)	54
Change in operating assets and liabilities:
Increase in accounts receivable	(34,451)	(15,137)
Increase in prepaid expenses, other current assets and other assets	(32,423)	(62,414)
Increase in accounts payable	1,165	2,881
Decrease in accrued expenses, other current liabilities and other liabilities	(27,678)	(76,806)
Increase in income taxes payable	34,176	26,341
Net cash provided by operating activities	$114,580	$79,188
Investing activities
Purchase of property, plant and equipment	(30,172)	(46,595)
Proceeds from sale of property, plant and equipment	784	236
Investment in equity affiliates	(9,924)	(5,283)
Payment for business acquisitions, net of cash acquired	(17,718)	(11,633)
Net cash used for investing activities	$(57,030)	$(63,275)
Financing activities
Repayment of capital lease obligations	(1,091)	(903)
Payment of debt issuance and refinancing costs	(6,584)	—
Proceeds from long term debt	800,000	—
Repayment of long-term debt	(664,875)	(20,000)
Proceeds from Short-term borrowings	1,451,500	60,000
Repayment of Short-term borrowings	(1,565,000)	(21,500)
Proceeds from issuance of common shares under stock-based compensation plans	7,509	11,547
Payment for net settlement of stock-based awards	(6,532)	(97)
Payment of earn-out/deferred consideration	(126)	(1,132)
Payment for stock purchased and retired	(81,399)	(86,404)
Payment for expenses related to stock purchase	(73)	(66)
Excess tax benefit on stock-based compensation	-	6,699
Net cash used for financing activities	$(66,671)	$(51,856)
Effect of exchange rate changes	(10,912)	(7,704)
Net decrease in cash and cash equivalents	(9,121)	(35,943)
Cash and cash equivalents at the beginning of the period	461,788	450,907
Cash and cash equivalents at the end of the period	$441,755	$407,260
Supplementary information
Cash paid during the period for interest	14,671	9,125
Cash paid during the period for income taxes	24,706	30,269
Property, plant and equipment acquired under capital lease obligations	876	959

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a provider of digitally-powered business process management and services. The architect of the Lean DigitalSM enterprise, the Company uses its patented Smart Enterprise Processes (SEPSM) framework to reimagine its clients’ operating models end-to-end, including their middle and back offices. This creates Intelligent OperationsSM that the Company helps to design, transform, and run. Today, the Company generates impact for a few hundred strategic clients, including approximately one fifth of the Fortune Global 500, and has grown to over 75,000 people in 25 countries.

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization,” GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares. On October 25, 2012, Glory Investments A Limited, an affiliate of Bain Capital Investors, LLC (“Bain Capital”), became the Company’s largest shareholder when, together with its affiliated assignees and two additional co-investors, it purchased 67,750,678 common shares of the Company from the Company’s initial private equity investors.

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

The unaudited interim consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Non-controlling interest in subsidiaries that is redeemable outside of the Company’s control for cash or other assets is reflected in the mezzanine section between liabilities and equity in the consolidated balance sheets at the redeemable value, which approximates fair value. Redeemable non-controlling interest is adjusted to its fair value at each balance sheet date. Any resulting increases or decreases in the estimated redemption amount are affected by corresponding charges to additional paid-in capital. The share of non-controlling interest in subsidiary earnings is reflected in net loss (income) attributable to non-controlling interest in the consolidated statements of income.

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

In business combinations where the fair value of identifiable tangible and intangible net assets purchased exceeds the cost of the acquired business, the Company recognizes the resulting gain under “Other operating (income) expense, net” in the Consolidated Statements of Income.

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 18% and 16% of receivables as of December 31, 2015 and June 30, 2016, respectively. GE accounted for 19% and 17% of revenues for the six months and three months ended June 30, 2015 and June 30, 2016, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

A. Acquisitions

(a) Endeavour Software Technologies Private Limited

On April 13, 2016, the Company acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), a private limited company incorporated under the laws of India. The preliminary estimated total purchase consideration for Endeavour is $14,443, subject to adjustment for closing date working capital and net debt. This amount includes the estimated fair value of the contingent earn-out consideration and cash consideration of $10,028, net of cash acquired of $2,345, and a preliminary adjustment for working capital and net debt. Of this amount, $639 has been withheld for payment of taxes and $95 is payable to one of the sellers. The purchase agreement also provides for contingent earn-out consideration ranging from $0 to $3,500, payable based on future performance relative to the thresholds specified in the earn-out calculation. This acquisition enhances Genpact’s digital capabilities by adding critical end-to-end mobility services.

In connection with the transaction, the Company recorded $800 in customer-related intangibles, $900 in marketing-related intangibles and $950 in other intangible assets, which have a weighted average amortization period of three years. Goodwill arising from the acquisition amounted to $8,870, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes.

Acquisition-related costs of $338 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $5,691 and assumed certain liabilities amounting to $1,853. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b) Strategic Sourcing Excellence LLC

On January 8, 2016, the Company acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company. The preliminary estimated purchase consideration for SSE is $14,490, subject to adjustment for closing date working capital, transaction expenses and indebtedness. This amount includes the fair value of earn-out consideration, initial cash consideration of $2,550, and a preliminary adjustment for working capital, transaction expenses and indebtedness. The equity purchase agreement also provides for contingent earn-out consideration of up to $20,000, payable based on future performance relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable only if either the put or call option, each as described below, is exercised.

The equity purchase agreement grants the Company a call option to purchase the remaining 49% equity interest in SSE, which option the Company has the right to exercise between January 1, 2018 and January 31, 2018. If the Company does not exercise its call option during such period, the selling equityholders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require the Company to purchase their 49% interest in SSE at a price ranging from $2,450 to $2,950. The equity purchase agreement also provides for contingent earn-out consideration ranging from $0 to $9,800, included as part of overall contingent earn-out consideration and payable only if either the call or put option is exercised. This acquisition strengthens the Company’s sourcing and procurement consulting domain expertise.

Acquisition-related costs of $164 have been included in selling, general and administrative expenses as incurred. Through this transaction, the Company acquired assets with a value of $327 and assumed liabilities amounting to $617. The preliminary estimated purchase consideration for the Company’s interests in SSE is $14,490, including the fair value of earn-out consideration and a preliminary adjustment for working capital, transaction expenses and indebtedness. The results of operations of the acquired business, the fair value of the acquired assets and assumed liabilities, and redeemable non-controlling interest are included in the Company’s Consolidated Financial Statements with effect from the date of the acquisition.

In connection with the transaction, the Company recorded $300 in customer-related intangible assets with an amortization period of five years. Goodwill arising from the acquisition amounted to $14,479, which has been allocated to the Company’s India reporting unit and is deductible for tax purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

B. Asset held for sale

The Company is in the process of selling its cloud-hosted technology platform for the Indian rural banking sector (the “Business”), which was acquired in 2012.  As of June 30, 2016, net assets relating to the Business amounted to $2,014.

 During the three and six months ended June 30, 2016, net revenues attributable to the Business were $4,234 and $9,162, and net income was $802 and $182, respectively. The operations and net assets of the Business are not significant to the Company’s operations. The Company expects to complete the divestiture of the Business within the next 12 months.

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2015 and June 30, 2016 comprise:

	As of December 31,	As of June 30,
	2015	2016
Cash and other bank balances	$450,907	$407,260
Total	$450,907	$407,260

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31,	Six months ended
	2015	June 30, 2016
Opening Balance as of January 1	$15,192	$11,530
Additions charged to cost and expense	2,449	4,467
Deductions/Effect of exchange rate fluctuations	(6,111)	(566)
Closing Balance	$11,530	$15,431

Accounts receivable were $601,667 and $613,659, and the reserves for doubtful receivables were $11,530 and $15,431, resulting in net accounts receivable balances of $590,137 and $598,228 as of December 31, 2015 and June 30, 2016, respectively. In addition, accounts receivable due after one year of $8,348 and $6,387 as of December 31, 2015 and June 30, 2016, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $1,980 and $1,192 as of December 31, 2015 and June 30, 2016, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2015 and June 30, 2016:

	As of June 30, 2016
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$34,832	$-	$34,832	$-
Total	$34,832	$—	$34,832	$—
Liabilities
Earnout Consideration (Note b, d)	$18,438	$-	$-	$18,438
Derivative instruments (Note b, c)	$66,197	$-	$66,197	$-
Total	$84,635	$—	$66,197	$18,438
Redeemable non-controlling interest (Note e)	$2,778	$-	$-	$2,778

	As of December 31, 2015
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$30,380	$-	$30,380	$-
Total	$30,380	$—	$30,380	$—
Liabilities
Earnout Consideration (Note b, d)	$22,820	$-	$-	$22,820
Derivative instruments (Note b, c)	$59,620	$-	$59,620	$-
Total	$82,440	$—	$59,620	$22,820

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.
(c)

The Company values its derivative instruments based on market observable inputs, including both forward and spot prices for the relevant currencies and interest rate indices for relevant interest rates. The quotes are taken from an independent market database.

(d)

The fair value of earn-out consideration, calculated as the present value of expected future payments to be made to the sellers of acquired businesses, was derived by estimating the future financial performance of the acquired businesses using the earn-out formula and performance targets specified in each purchase agreement and adjusting the result to reflect the Company’s estimate of the likelihood of achievement of such targets. Given the significance of the unobservable inputs, the valuations are classified in level 3 of the fair value hierarchy.

(e)

The Company’s estimate of the fair value of redeemable non-controlling interest as of June 30, 2016 is based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation. Given the significance of the unobservable inputs, the valuation was classified in level 3 of the fair value hierarchy. Refer to Note 3—Business Acquisitions.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of contingent consideration categorized as level 3 for the three and six months ended June 30, 2015 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
Opening Balance	$33,415	$20,853	$33,990	$22,820
Earn-out consideration payable in connection with acquisitions	—	2,070	—	10,190
Payments made on earn-out consideration	—	(187)	(126)	(1,152)
Change in fair value and others	(730)	(4,298)	(1,179)	(13,420)
Ending balance	$32,685	$18,438	$32,685	$18,438

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature between 0 and 54 months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2015	As of June 30, 2016	As of December 31, 2015	As of June 30, 2016
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,139,400	$1,093,400	$(48,197)	$(38,642)
United States Dollars (sell) Mexican Peso (buy)	8,520	4,620	(1,163)	(851)
United States Dollars (sell) Philippines Peso (buy)	58,500	37,050	(1,387)	(514)
Euro (sell) United States Dollars (buy)	146,719	142,546	9,109	5,936
Euro (sell) Romanian Leu (buy)	39,027	22,295	567	527
Japanese Yen (sell) Chinese Renminbi (buy)	62,740	85,348	(1,379)	(10,635)
Pound Sterling (sell) United States Dollars (buy)	118,438	132,489	7,496	15,147
Australian Dollars (sell) United States Dollars (buy)	106,544	89,661	5,714	1,793
Interest rate swaps (floating to fixed)	-	419,805	-	(4,126)
			(29,240)	(31,365)

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

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Balance Sheet. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts and interest rate swaps as cash flow hedges. Foreign exchange forward contracts are entered into to cover the effects of future exchange rate variability on forecasted revenues and purchases of services, and interest rate swaps are entered into to cover interest rate fluctuation risk. In addition to this program, the Company uses derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge foreign exchange risks related to balance sheet items such as receivables and intercompany borrowings denominated in currencies other than the Company’s underlying functional currency.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2015	As of June 30, 2016	As of December 31, 2015	As of June 30, 2016
Assets
Prepaid expenses and other current assets	$17,400	$23,304	$884	$92
Other assets	$12,096	$11,436	$-	$-
Liabilities
Accrued expenses and other current liabilities	$34,576	$28,931	$34	$666
Other liabilities	$25,010	$36,600	$-	$-

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended June 30,						Six months ended June 30,
	2015			2016			2015			2016
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(32,968)	$11,661	$(21,307)	$(27,267)	$8,977	$(18,290)	$(66,786)	$23,646	$(43,140)	$(30,090)	$9,830	$(20,260)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(8,659)	3,062	(5,597)	(2,585)	587	(1,998)	(17,913)	6,313	(11,600)	(5,487)	1,289	(4,198)
Changes in fair value of effective portion of outstanding derivatives, net	(24,331)	8,561	(15,770)	(6,108)	555	(5,553)	233	(173)	60	(6,187)	404	(5,783)
Gain (loss) on cash flow hedging derivatives, net	(15,672)	5,499	(10,173)	(3,523)	(32)	(3,555)	18,146	(6,486)	11,660	(700)	(885)	(1,585)
Closing balance	$(48,640)	$17,160	$(31,480)	$(30,790)	$8,945	$(21,845)	$(48,640)	$17,160	$(31,480)	$(30,790)	$8,945	$(21,845)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016		2015	2016	2015	2016
Forward foreign exchange contracts	$(24,331)	$(3,522)	$233	$(1,675)	Revenue	$3,815	$2,126	$6,310	$5,997
Interest rate swaps	$-	$(2,586)	$-	$(4,512)	Cost of revenue	$(10,013)	$(3,405)	$(19,440)	$(8,717)
					Selling, general and administrative expenses	$(2,461)	$(919)	$(4,783)	$(2,380)
					Interest expense	$-	$(387)	$-	$(387)
	$(24,331)	$(6,108)	$233	$(6,187)		$(8,659)	$(2,585)	$(17,913)	$(5,487)

Gain (loss) recognized in income on the ineffective portion of derivatives and the amount excluded from effectiveness testing are $0 for the three and six months ended June 30, 2015 and 2016, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2015	2016	2015	2016
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$1,596	$(895)	$3,840	$239
		$1,596	$(895)	$3,840	$239

(a)

These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized gains (losses) and changes in the fair value of these derivatives are recorded in foreign exchange gains (losses), net in the consolidated statements of income.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of June 30,
	2015	2016
Advance income and non-income taxes	$52,953	$89,148
Deferred transition costs	36,620	39,847
Derivative instruments	18,284	23,396
Prepaid expenses	12,565	17,419
Customer acquisition cost	6,687	9,410
Employee advances	3,878	5,309
Deposits	1,820	1,492
Advances to suppliers	8,028	2,311
Others	13,190	8,509
	$154,025	$196,841

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,	As of June 30,
	2015	2016
Property, plant and equipment, gross	$556,518	$583,143
Less: Accumulated depreciation and amortization	(381,122)	(397,500)
Property, plant and equipment, net	$175,396	$185,643

Depreciation expense on property, plant and equipment for the six months ended June 30, 2015 and 2016 was $23,314 and $22,656, respectively, and for the three months ended June 30, 2015 and 2016 was $11,597 and $11,552, respectively. Computer software amortization for the six months ended June 30, 2015 and 2016 amounted to $4,657 and $4,808, respectively, and for the three months ended June 30, 2015 and 2016 amounted to $2,295 and $2,463, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $1,160 and $467 for the six months ended June 30, 2015 and 2016, respectively, and $599 and $174 for the three months ended June 30, 2015 and 2016, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2015 and six months ended June 30, 2016:

	As of December 31,	As of June 30,
	2015	2016
Opening balance	$1,057,214	$1,038,346
Goodwill relating to acquisitions consummated during the period	7,674	23,349
Impact of measurement period adjustments	(135)	—
Effect of exchange rate fluctuations	(26,407)	(5,727)
Closing balance	$1,038,346	$1,055,968

The total amount of goodwill deductible for tax purposes was $36,390 and $37,214 as of December 31, 2015 and June 30, 2016, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2015			As of June 30, 2016
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net

Customer-related intangible assets	$319,035	$247,463	$71,572	$317,439	$255,184	$62,255
Marketing-related intangible assets	42,749	27,021	15,728	42,450	28,339	14,111
Other intangible assets	29,729	18,427	11,301	32,341	24,285	8,055
	$391,513	$292,911	$98,601	$392,230	$307,808	$84,421

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of acquired intangible assets for the six months ended June 30, 2015 and 2016 were $14,656 and $12,638, respectively, and for the three months ended June 30, 2015 and 2016 were $7,315 and $6,493, respectively.

During the three months ended March 31, 2016, the Company tested an intangible software asset for recoverability as a result of a downward revision to the forecasted cash flows to be generated by the intangible asset.

Based on the results of such testing, the Company determined that the carrying value of the intangible asset exceeded the estimated undiscounted cash flows by $4,943 and recorded a charge to reduce the carrying value by this amount. The Company used a combination of the income and cost approaches to determine the fair value of the intangible asset for the purpose of calculating the resulting charge. This charge has been recorded in other operating (income) expenses, net in the consolidated statement of income.

During the three months ended June 30, 2016, the Company tested a customer-related intangible asset for recoverability as a result of the termination of a client contract. Based on the results of such testing, the Company recorded a charge in the amount of the asset’s total carrying value of $871. This charge has been recorded in other operating (income) expenses, net in the consolidated statement of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2015 and June 30, 2016, the limits available were $15,781and $15,145, respectively, of which $10,301 and $9,545 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $350,000, which the company obtained in June 2015 as described in note 12. This facility replaces the Company’s $250,000 facility initially entered into in August 2012 and subsequently amended in June 2013. As of December 31, 2015 and June 30, 2016, a total of $22,947 and $60,978, respectively, was utilized, of which $21,500 and $60,000, respectively, constituted funded drawdown and $1,447 and $978, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum as of December 31, 2015. As of June 30, 2016, the revolving facility bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The unutilized amount on the revolving facility bore a commitment fee of 0.25% and 0.25% as of December 31, 2015 and June 30, 2016, respectively. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. For the six months ended June 30, 2016, the Company was in compliance with the financial covenants.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt

In June 2015, the Company refinanced its 2012 credit facility through a new credit facility, comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.50% per annum or a base rate plus an applicable margin equal to 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663,188 as of June 30, 2015, was extinguished, and the Company expensed $10,050, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Additionally, the refinancing of the revolving facility resulted in the accelerated amortization of $65 relating to the existing unamortized debt issuance cost. The remaining unamortized costs for the revolving facility, together with the fees paid to the Company’s lenders and third parties in connection with the new term loan and revolving facility, will be amortized over the term of the refinanced facility, which ends on June 30, 2020.

As of December 31, 2015 and June 30, 2016, the amount outstanding under the term loan, net of debt amortization expense of $3,534 and $3,097, was $776,466 and $756,903, respectively. As of December 31, 2015 and June 30, 2016, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum based on the Company’s election and current credit rating. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of June 30, 2016 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2016	$19,570
2017	39,181
2018	39,226
2019	39,272
2020	619,654
Total	$756,903

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of June 30,
	2015	2016
Accrued expenses	$161,672	$143,226
Accrued employee cost	158,054	110,042
Deferred transition revenue	44,974	47,152
Statutory liabilities	32,149	31,895
Retirement benefits	17,930	19,416
Derivative instruments	34,610	29,597
Advance from customers	19,815	22,275
Earn-out consideration	16,896	3,066
Other liabilities	12,210	9,332
Capital lease obligations	1,328	1,303
	$499,638	$417,304

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of June 30,
	2015	2016
Accrued employee cost	$6,901	$7,070
Deferred transition revenue	66,737	77,047
Retirement benefits	29,689	31,961
Derivative instruments	25,010	36,600
Amount received from GE under indemnification arrangement, pending adjustment	3,549	3,480
Advance from customers	4,485	2,428
Earn-out consideration	5,924	15,372
Others	10,729	10,168
Capital lease obligations	2,204	2,216
	$155,228	$186,342

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company maintains a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. In accordance with Mexican law, the Company provides termination benefits to all of its Mexican employees. In addition, certain of the Company’s subsidiaries in the Philippines and Japan sponsor defined benefit retirement programs.

Net defined benefit plan costs for the three months and six months ended June 30, 2015 and 2016 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Service costs	$1,389	$1,430	$2,773	$2,833
Interest costs	675	613	1,353	1,311
Amortization of actuarial loss	98	(75)	183	(19)
Expected return on plan assets	(558)	(494)	(1,107)	(980)
Net defined benefit plan costs	$1,604	$1,474	$3,202	$3,145

Defined contribution plans

During the three and six months ended June 30, 2015 and 2016, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
India	$4,109	$4,731	$8,018	$9,034
U.S.	2,008	2,203	4,636	5,735
U.K.	1,615	1,929	2,655	3,581
China	3,537	3,644	7,053	7,397
Other Regions	1,212	1,084	2,318	2,349
Total	$12,481	$13,591	$24,680	$28,096

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

Beginning on July 13, 2007, the date of adoption of the 2007 Omnibus Plan, share based awards forfeited, expired, terminated, or cancelled under any of the plans are added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

During the year ended December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan and the 2005 Plan was increased by 8,858,823 and 495,915 shares, respectively, as the result of an adjustment to outstanding unvested share awards.

Stock-based compensation costs relating to the foregoing plans during the six months ended June 30, 2015 and 2016 were $11,155 and $13,328, respectively, and for the three months ended June 30, 2015 and 2016 were $6,576 and $8,078, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the six months ended June 30, 2015 and June 30, 2016.

	Six months ended June 30, 2015	Six months ended June 30, 2016
Dividend yield	—	—
Expected life (in months)	84	84
Risk-free rate of interest	1.99%	1.56%
Volatility	34.97%	27.22%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the six months ended June 30, 2016 is set out below:

	Six months ended June 30, 2016
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2016	5,986,845	$16.99	5.8	$—
Granted	660,000	27.65	—	—
Forfeited	(85,000)	18.47	—	—
Expired	—	—	—	—
Exercised	(631,422)	15.93	—	6,890
Outstanding as of June 30, 2016	5,930,423	$18.27	5.9	$52,195
Vested as of June 30, 2016 and expected to vest thereafter (Note a)	5,658,217	$17.88	5.9	$51,115
Vested and exercisable as of June 30, 2016	3,108,924	$15.35	4.1	$35,722
Weighted average grant date fair value of grants during the period	$8.88

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of June 30, 2016, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $15,343, which will be recognized over the weighted average remaining requisite vesting period of 2.7 years.

Restricted share units

The Company has granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one Company common share at a future date. The fair value of each RSU is the market price of a Company common share on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSUs granted during the six months ended June 30, 2016 is set out below:

	Six months ended June 30, 2016
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	157,390	$17.67
Granted	54,443	25.91
Vested (Note a)	(14,550)	15.62
Forfeited	(1,135)	14.18
Outstanding as of June 30, 2016	196,148	$20.13
Expected to vest (Note b)	189,210

(a)	RSUs that vested during the period covered were net settled upon vesting by issuing 10,991 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects an estimated forfeiture rate.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of June 30, 2016, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $2,133, which will be recognized over the weighted average remaining requisite vesting period of 1.4 years.

Performance units

The Company also grants stock awards in the form of performance units, or PUs, under the 2007 Omnibus Plan.

Each PU represents the right to receive one Company common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant and assumes that performance targets will be achieved. PUs granted under the plan are subject to cliff vesting. The compensation expense for such awards is recognized on a straight-line basis over the vesting terms. Over the performance period, the number of shares to be issued is adjusted upward or downward depending on the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the six months ended June 30, 2016 is set out below:

	Six months ended June 30, 2016
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2016	2,499,322	$19.95	2,499,322
Granted	1,518,374	27.93	3,343,335
Vested	—	—	—
Forfeited	(136,200)	20.65	(159,400)
Adjustment upon final determination of level of performance goal achievement (Note a)	7,274	22.72
Adjustment upon final determination of level of performance goal achievement (Note a)			7,274
Outstanding as of June 30, 2016	3,888,770	$23.04	5,690,531
Expected to vest (Note b)	3,158,060

(a)	Represents an adjustment made in March 2016 to the number of shares subject to the PUs granted in 2015 upon certification of the level of achievement of the performance targets underlying such awards.
(b)	The number of PUs expected to vest is based on the probable achievement of the performance targets after considering an estimated forfeiture rate.

As of June 30, 2016, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $41,475, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

During the six months ended June 30, 2015 and 2016, 65,055 and 60,636 common shares, respectively, were issued under ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the six months ended June 30, 2015 and 2016 was $159 and $188, respectively, and for the three months ended June 30, 2015 and 2016 was $78 and $102, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

17. Capital stock

Share repurchases

In February 2015, the Company’s Board of Directors authorized a program to repurchase up to $250,000 in value of the Company’s common shares, and on February 4, 2016, the Company’s Board approved up to an additional $250 million in share repurchases, bringing the total authorization under the Company’s existing program to $500 million. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2015 and June 30, 2016, the Company purchased 3,628,449 and 3,314,035 of its common shares, respectively, at a weighted average price of $22.43 and $26.07 per share, respectively, for an aggregate cash amount of $81,399 and $86,404, respectively. The purchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2015 and June 30, 2016, $73 and $66, respectively, was deducted from retained earnings as direct costs related to share repurchases.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 3,760,500 and 573,540 for the six months ended June 30, 2015 and 2016, respectively, and 3,593,000 and 830,000 for the three months ended June 30, 2015 and 2016, respectively.

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Net income available to Genpact Limited common shareholders	$62,701	$65,231	$107,354	$123,796
Weighted average number of common shares used in computing basic earnings per common share	218,525,149	210,178,050	219,208,922	210,479,108
Dilutive effect of stock-based awards	2,437,157	3,625,084	2,445,781	3,368,942
Weighted average number of common shares used in computing dilutive earnings per common share	220,962,306	213,803,134	221,654,703	213,848,050
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.29	$0.31	$0.49	$0.59
Diluted	$0.28	$0.31	$0.48	$0.58

19. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Personnel expenses	$250,369	$264,969	$493,317	$518,997
Operational expenses	104,297	106,953	207,094	214,495
Depreciation and amortization	11,638	11,833	23,369	23,111
	$366,304	$383,755	$723,780	$756,603

20. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Personnel expenses	$107,380	$117,857	$213,218	$226,257
Operational expenses	39,596	45,158	80,158	94,736
Depreciation and amortization	2,254	2,182	4,602	4,353
	$149,230	$165,197	$297,978	$325,346

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Other operating (income) expense	$(570)	$(243)	$(1,032)	$(741)
Impairment of intangible assets	—	871	—	5,814
Change in fair value of earn out consideration, deferred consideration (relating to business acquisitions)	(2,100)	(5,490)	(2,100)	(14,996)
Other operating (income) expense, net	$(2,670)	$(4,862)	$(3,132)	$(9,923)

22. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Interest income	$2,001	$2,160	$3,197	$4,524
Interest expense	(9,238)	(5,593)	(19,459)	(10,795)
Loss on extinguishment of debt	(10,115)	-	(10,115)	-
Interest income (expense), net	$(17,352)	$(3,433)	$(26,377)	$(6,271)

23. Income taxes

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

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2016 to June 30, 2016:

2016
Opening balance at January 1	$26,357
Increase related to prior year tax positions, including recorded in acquisition accounting	13
Decrease related to prior year tax positions	(790)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(166)
Increase related to current year tax positions, including recorded in acquisition accounting	61
Decrease related to settlements with tax authorities	(2,000)
Effect of exchange rate changes	(66)
Closing balance at June 30	$23,409

The Company’s unrecognized tax benefits as of June 30, 2016 include an amount of $21,997, which, if recognized, would impact the effective tax rate. As of December 31, 2015 and June 30, 2016, the Company had accrued approximately $4,223 and $3,735, respectively, for interest relating to unrecognized tax benefits. During the year ended December 31, 2015 and the six months ended June 30, 2016, the company recognized approximately $1,152 and ($384), respectively, excluding exchange rate differences, for interest on unrecognized tax benefits. As of December 31, 2015 and June 30, 2016, the Company had accrued approximately $958 and $887, respectively, for penalties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

24. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the six months ended June 30, 2015 and June 30, 2016, the Company recognized net revenues of $176 and $168, respectively, and for the three months ended June 30, 2015 and 2016, the Company recognized net revenues of $77 and $89, respectively, from a client that is a significant shareholder of the Company.

For the six months ended June 30, 2015 and June 30, 2016, the Company recognized net revenues of $4,164 and $3,484 respectively, and for the three months ended June 30, 2015 and 2016, the Company recognized net revenues of $2,125 and $1,832 from a client that is a non-consolidating affiliate of the Company. $1,165 of this amount is receivable as of June 30, 2016.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the six months ended June 30, 2015 and 2016, cost of revenue includes an amount of $1,029 and $953, respectively, and for the three months ended June 30, 2015 and 2016, cost of revenue includes an amount of $658 and $455, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the six months ended June 30, 2015 and 2016, selling, general and administrative expenses includes an amount of $239 and $127, respectively, and for the three months ended June 30, 2015 and 2016, selling, general and administrative expenses includes an amount of $145 and $60, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the six and three months ended June 30, 2016, the Company entered into transactions with a significant shareholder of the Company to provide services to the Company at a cost of $15 and $0, respectively.

Investment in equity affiliates

During the six months ended June 30, 2016, the Company invested $3,783 in its non-consolidating affiliates and made payments of $5,283. As of December 31, 2015 and June 30, 2016, $3,736 and $2,236, respectively, in investments in equity affiliates was accrued but not paid and has been included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

As of December 31, 2015 and June 30, 2016, the Company’s investments in its non-consolidating affiliates amounted to $6,677 and $6,230 respectively.

Others

During the six months ended June 30, 2015 and 2016, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $2,035 and $674, respectively, and for the three months ended June 30, 2015 and 2016 amounting to $297 and $345, respectively, of which $674 is receivable and has been included in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of June 30, 2016.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

25. Commitments and contingencies

Capital commitments

As of December 31, 2015 and June 30, 2016, the Company has committed to spend $8,237 and $6,112, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,748 and $10,523 as of December 31, 2015 and June 30, 2016, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements governing such guarantees.

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

26. Subsequent Events:

Share Repurchase

Pursuant to its share repurchase program, the Company repurchased 2,252,432 of its common shares between  July 1, 2016 and August 8, 2016, at a weighted average price of $26.57 per share for an aggregate cash amount of $59,837.

Acquisition of PNMSoft Ltd.

On August 4, 2016, the Company completed its previously announced acquisition of PNMSoft Ltd., an Israeli company (“PNMSoft”), a workflow, case management and work optimization solutions provider, pursuant to the share purchase agreement among the Company, PNMSoft and the shareholders of PNMSoft dated June 23, 2016.  The preliminary estimated purchase consideration for the acquisition of PNMSoft is $31,000, subject to adjustment for working capital and closing debt.  The purchase agreement also provides for contingent earn-out consideration of up to $9,000, payable to the shareholders of PNMSoft subject to the achievement of certain performance targets following closing.

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

These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;
•	our ability to win new clients and engagements;
•	the expected value of the statements of work under our master service agreements;
•	our beliefs about future trends in our market;
•	political, economic or business conditions in countries where we have operations or where our clients operate;
•	expected spending on business process outsourcing and information technology services by clients;
•	foreign currency exchange rates;
•	our ability to convert bookings to revenue;
•	our rate of employee attrition;
•	our effective tax rate; and
•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;
•	our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services industry;
•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;
•	our ability to successfully consummate or integrate strategic acquisitions;
•	our ability to maintain pricing and asset utilization rates;
•	our ability to hire and retain enough qualified employees to support our operations;
•	increases in wages in locations in which we have operations;
•	our relative dependence on the General Electric Company, or GE, and our ability to maintain our relationships with divested GE businesses;

•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR;
•	restrictions on visas for our employees traveling to North America and Europe;
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

Overview

Genpact stands for “generating business impact.” We are a global leader in digitally-powered business process management and services. We architect the Lean DigitalSM enterprise through our patented Smart Enterprise Processes (SEPSM) framework that reimagines our clients’ operating models end-to-end, including the middle and back offices. This creates Intelligent OperationsSM that we help design, transform, and run. For two decades, first as a General Electric division and later as an independent company, we have been passionately serving our clients. Today, we generate impact for a few hundred strategic clients, including approximately one fifth of the Fortune Global 500, and have grown to over 75,000 people in 25 countries, with corporate offices in New York City.

In the quarter ended June 30, 2016, we had net revenues of $630.5 million, of which $521.4 million, or 82.7%, was from clients other than GE, which we refer to as Global Clients, with the remaining $109.1 million, or 17.3%, coming from GE.

For the 12-month period ended June 30, 2016, the number of our client relationships generating annual revenue over $5 million increased to 104 from 102 as of June 30, 2015. This includes client relationships generating more than $15 million in annual revenue increasing to 34 from 31 and client relationships generating more than $25 million in annual revenue remaining constant at 17.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Acquisitions

On April 13, 2016, we acquired 100% of the outstanding equity interest of Endeavour Software Technologies Private Limited (“Endeavour”), a private limited company incorporated under the laws of India, for cash consideration of $10.0 million, net of cash acquired of $2.3 million, subject to adjustment for closing date working capital and net debt. The purchase agreement also provides for contingent earn-out consideration of up to $3.5 million. This acquisition enhances our digital capabilities by adding critical end-to-end mobility services. Goodwill arising from the acquisition amounted to $8.9 million, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes.

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for initial cash consideration of $2.6 million, subject to adjustment for closing date working capital, transaction expenses and indebtedness. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities. The equity purchase agreement provides for contingent earn-out consideration of up to $20.0 million, payable based on future performance relative to the thresholds specified in the earn-out calculation. Up to $9.8 million of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable only if either the put or call option, each as described below, is exercised. Goodwill arising from the acquisition amounted to $14.5 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The equity purchase agreement grants the Company a call option to purchase the remaining 49% equity interest in SSE, which option the Company has the right to exercise between January 1, 2018 and January 31, 2018. If the Company does not exercise its call option during such period, the selling equityholders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require the Company to purchase their 49% interest in SSE at a price ranging from $2.5 million to $3.0 million.

Asset held for sale

We are in the process of selling our cloud-hosted technology platform for the Indian rural banking sector (the “Business”), which we acquired in 2012.  As of June 30, 2016, net assets relating to the Business amounted to $2.0 million. During the three and six months ended June 30, 2016, net revenues attributable to the Business were $4.2 million and $9.2 million, and net income was $0.8 million and $0.2 million, respectively. The operations and net assets of the Business are not significant to our operations. We expect to complete the divestiture of the Business within the next 12 months.

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

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2015 and 2016.

					Percentage Change
					Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2015	2016	2015	2016	2016 vs. 2015	2016 vs. 2015
	(dollars in millions)		(dollars in millions)
Net revenues—GE	$114.5	$109.1	$228.2	$216.5	(4.8)%	(5.1)%
Net revenues—Global Clients	495.0	521.4	968.5	1,023.7	5.3%	5.7%
Total net revenues	609.5	630.5	1,196.7	1,240.2	3.4%	3.6%
Cost of revenue	366.3	383.8	723.8	756.6	4.8%	4.5%
Gross profit	243.2	246.8	472.9	483.6	1.5%	2.3%
Gross profit margin	39.9%	39.1%	39.5%	39.0%
Operating expenses
Selling, general and administrative expenses	149.2	165.2	298.0	325.3	10.7%	9.2%
Amortization of acquired intangible assets	7.3	6.5	14.7	12.6	(11.2)%	(13.8)%
Other operating (income) expense, net	(2.7)	(4.9)	(3.1)	(9.9)	82.1%	216.8%
Income from operations	89.4	79.9	163.4	155.6	(10.5)%	(4.8)%
Income from operations as a percentage of net revenues	14.7%	12.7%	13.7%	12.5%
Foreign exchange gains (losses), net	7.4	4.8	(0.1)	3.8	(35.3)%	(3501.8)%
Interest income (expense), net	(17.4)	(3.4)	(26.4)	(6.3)
Other income (expense), net	0.8	0.5	1.3	1.4	(38.0)%	8.8%
Income before equity-method investment activity, net and income tax expense	80.2	81.8	138.2	154.5	2.0%	11.8%
Gain (loss) on equity-method investment activity, net	(2.3)	(2.1)	(4.6)	(4.2)	(11.4)%	(7.5)%
Income before income tax expense	77.9	79.7	133.6	150.3	2.4%	12.5%
Income tax expense	15.2	15.4	26.3	27.6	1.3%	5.2%
Net income	62.7	64.3	107.4	122.6	2.6%	14.2%
Net loss (income) attributable to redeemable non-controlling interest	—	0.9	—	1.2	100.0%	100.0%
Net income attributable to Genpact Limited common shareholders	$62.7	$65.2	$107.4	$123.8	4.0%	15.3%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	10.3%	10.3%	9.0%	10.0%

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net revenues. Our net revenues were $630.5 million in the second quarter of 2016, up $21.0 million, or 3.4%, from $609.5 million in the second quarter of 2015. The growth in net revenues was primarily driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients. Adjusted for foreign exchange, primarily changes in the values of the Australian dollar, U.K. pound sterling and euro against the U.S. dollar, which had an adverse impact on our net revenues in the second quarter of 2016, our net revenues grew 4.8% compared to the second quarter of 2015. Our average headcount increased by 7.8% to approximately 71,800 in the second quarter of 2016 from approximately 66,600 in the second quarter of 2015.

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Global Clients:
BPO services	$391.0	$424.5	8.6%
IT services	104.0	96.9	(6.8)
Total net revenues from Global Clients	$495.0	$521.4	5.3%
GE:
BPO services	90.3	83.5	(7.5)%
IT services	24.3	25.6	5.3
Total net revenues from GE	$114.5	$109.1	(4.8)%
Total net revenues from BPO services	481.2	508.1	5.6
Total net revenues from IT services	128.3	122.5	(4.5)
Total net revenues	$609.5	$630.5	3.4%

Net revenues from Global Clients were $521.4 million in the second quarter of 2016, up $26.5 million, or 5.3%, from $495.0 million in the second quarter of 2015. This increase was primarily driven by growth in our targeted verticals, including banking and financial services, consumer product goods, life sciences and high tech. Within these verticals, revenues from our consulting, core industry vertical operations and finance and accounting service lines grew, partly offset by a decline in net revenues from our information technology, or IT, services, primarily in our investment banking and healthcare verticals. As a percentage of total net revenues, net revenues from Global Clients increased from 81.2% in the second quarter of 2015 to 82.7% in the second quarter of 2016.

Net revenues from GE were $109.1 million in the second quarter of 2016, down $5.5 million, or 4.8%, from $114.5 million in the second quarter of 2015. The decline in net revenues from GE was primarily due to phase-outs of work we do for GE Capital Corporate due to continued dispositions by GE of GE Capital businesses. Net revenues from IT services delivered to GE grew by 5.3%, while net revenues from BPO services delivered to GE decreased by 7.5%. Net revenues from GE declined as a percentage of our total net revenues from 18.8% in the second quarter of 2015 to 17.3% in the second quarter of 2016.

During the six months ended June 30, 2016, GE divested certain businesses that Genpact continues to serve.  Historically, we have reclassified revenues from these divested GE businesses as Global Client revenues in each fiscal quarter beginning on the date of divestiture. However, beginning with 2016, we will reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change will allow us to provide a more consistent view of the trends underlying our Global Client and GE businesses. If we had reclassified the revenue from such GE-divested businesses during the second quarter, Global Client revenues for the quarter ended June 30, 2016 would have been $535 million and total net revenues from GE would have been $96 million.

Net revenues from BPO services were $508.1 million, up $26.8 million, or 5.6%, from $481.2 million in the second quarter of 2015. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly finance and accounting, consulting, and core vertical operations services. Net revenues from IT services were $122.5 million in the second quarter of 2016, down $5.8 million, or 4.5%, from $128.3 million in the second quarter of 2015 due to a decline in IT services engagements from Global Clients in the investment banking and healthcare industries.

Net revenues from BPO services as a percentage of total net revenues increased to 80.6% in the second quarter of 2016 from 79.0% in the second quarter of 2015 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and our resulting gross margin:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$250.4	$265.0	41.1%	42.0%
Operational expenses	104.3	107.0	17.1	17.0
Depreciation and amortization	11.6	11.8	1.9	1.9
Cost of revenue	$366.3	$383.8	60.1%	60.9%
Gross margin	39.9%	39.1%

Cost of revenue was $383.8 million in the second quarter of 2016, up $17.5 million, or 4.8%, from the second quarter of 2015. Wage inflation, an increase in infrastructure expenses, an increase in our operational headcount and related increases in travel expenses, and lower people utilization on billable projects due to a decline in net revenues from IT services in the second quarter of 2016 compared to the second quarter of 2015 all contributed to the increase in cost of revenue. The increase in cost of revenue was partially offset by a reduction in IT expenses and favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar. Foreign exchange fluctuations cause gains and losses on our foreign currency hedges and have a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin decreased marginally from 39.9% in the second quarter of 2015 to 39.1% in the second quarter of 2016 due to the factors described above.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 41.1% in the second quarter of 2015 to 42.0% in the second quarter of 2016. Personnel expenses in the second quarter of 2016 were $265.0 million, up $14.6 million, or 5.8%, from the second quarter of 2015. Personnel expenses increased primarily due to wage inflation, an approximately 4,200-person, or 7.2%, increase in our operational headcount, and lower people utilization on billable projects due to a decline in net revenues from IT services in the second quarter of 2016 compared to the second quarter of 2015. These increases were partially offset by favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues decreased from 17.1% in the second quarter of 2015 to 17.0% in the second quarter of 2016. Operational expenses were $107.0 million, up $2.7 million, or 2.5%, from the second quarter of 2015. Operational expenses increased primarily due to higher infrastructure expenses and travel expenses in the second quarter of 2016 compared to the second quarter of 2015. The increase in operational expenses was partially offset by lower IT expenses in the second quarter of 2016 compared to the second quarter of 2015, and favorable foreign exchange.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues were unchanged at 1.9% in the second quarter of 2016 compared to the second quarter of 2015. Depreciation and amortization expenses were $11.8 million, up $0.2 million, or 1.7%, from the second quarter of 2015. This increase was primarily due to the expansion of certain existing facilities in India and was partially offset by favorable foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$107.4	$117.9	17.6%	18.7%
Operational expenses	39.6	45.2	6.5	7.2
Depreciation and amortization	2.3	2.2	0.4	0.3
Selling, general and administrative expenses	$149.2	$165.2	24.5%	26.2%

SG&A expenses as a percentage of total net revenues increased from 24.5% in the second quarter of 2015 to 26.2% in the second quarter of 2016. SG&A expenses in the second quarter of 2016 were $165.2 million, up $16.0 million, or 10.7%, from the second quarter of 2015. Our sales and marketing expenses as a percentage of net revenues were approximately 7.1% in the second quarter of 2016, up from approximately 6.9% from the second quarter of 2015. SG&A expenses increased due to wage inflation, investments in domain expertise and digital and analytics capabilities, higher travel expense, increased stock-based compensation expense, higher fees for professional services, and a reserve for doubtful receivables in the second quarter of 2016. This increase was partially offset by favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar in the second quarter of 2016 compared to the second quarter of 2015.

Personnel expenses. As a percentage of total net revenues, personnel expenses increased from 17.6% in the second quarter of 2015 to 18.7% in the second quarter of 2016. Personnel expenses in the second quarter of 2016 were $117.9 million, up $10.5 million, or 9.8%, from the second quarter of 2015. The increase is primarily due to wage inflation, higher stock-based compensation expense, and a 7.0% increase in our sales-team personnel expenses as a result of investments in domain expertise and digital and analytics capabilities in the second quarter of 2016 compared to the second quarter of 2015. These increases were partially offset by favorable foreign exchange.

Operational expenses. As a percentage of total net revenues, operational expenses increased from 6.5% in the second quarter of 2015 to 7.2% in the second quarter of 2016. Operational expenses in the second quarter of 2016 were $45.2 million, up $5.6 million, or 14.0%, from the second quarter of 2015. This increase is primarily due to higher travel expenses, a reserve for doubtful receivables and higher fees for professional services in the second quarter of 2016 compared to the second quarter of 2015. The increase was partially offset by favorable foreign exchange.

Depreciation and amortization. As a percentage of total net revenues, depreciation and amortization expenses decreased from 0.4% from the second quarter of 2015 to 0.3% in the second quarter of 2016. Depreciation and amortization expenses were $2.2 million, down $0.1 million, or 3.2%, from the second quarter of 2015. This marginal decrease was primarily due to an increase in fully depreciated assets since the second quarter of 2015 and favorable foreign exchange.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $6.5 million, down $0.8 million, or 11.2%, from the second quarter of 2015. This decrease is primarily due to a $0.9 million decline in the amortization expense relating to Pharmalink Consulting Limited and Pharmalink Consulting Inc., which we acquired in the second quarter of 2014 and refer to as our “regulatory affairs acquisition.”

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Other operating (income) expense	$(0.6)	$(0.2)	(57.4)%
Impairment of intangible assets	—	0.9	100.0
Change in fair value of earn out consideration, deferred consideration (relating to business acquisitions)	(2.1)	(5.5)	161.4
Other operating (income) expense, net	$(2.7)	$(4.9)	82.1%
Other operating (income) expense, net as a percentage of total net revenues	(0.4)%	(0.8)%

Other operating income, net of expenses, was $4.9 million in the second quarter of 2016, up $2.2 million from $2.7 million in the second quarter of 2015. This increase was primarily a result of recording a $5.5 million gain in the second quarter of 2016 compared to a $2.1 million gain in the second quarter of 2015 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions. This income was partially offset by a $0.9 million non-recurring charge in the second quarter of 2016 relating to an intangible asset, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above.

Income from operations. As a result of the foregoing factors, as a percentage of total net revenues, income from operations decreased from 14.7% in the second quarter of 2015 to 12.7% in the second quarter of 2016. Income from operations decreased by $9.4 million to $79.9 million in the second quarter of 2016 from $89.4 million in the second quarter of 2015.

Foreign exchange (gains) losses, net. Foreign exchange (gains) losses, net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange gain of $4.8 million in the second quarter of 2016, down from $7.4 million in the second quarter of 2015. The gain in the second quarter of 2016 was primarily a result of the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar during the quarter. Our net foreign exchange gain in the second quarter of 2015 was primarily due to the depreciation of the Indian rupee against the U.S. dollar during that quarter.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
Interest income	$2.0	$2.2	7.9%
Interest expense	(9.2)	(5.6)	(39.5)%
Loss on extinguishment of debt	(10.1)	—	(100.0)%
Interest income (expense), net	$(17.4)	$(3.4)	(80.2)%
Interest income (expense), net as a percentage of total net revenues	2.8%	0.5%

Our net interest expense was $3.4 million in the second quarter of 2016, down $13.9 million from $17.4 million in the second quarter of 2015 primarily due to (i) the accelerated amortization of $10.1 million in debt issuance costs in the second quarter of 2015 in connection with the refinancing of our credit facility in June 2015, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, (ii) a decrease in interest expense as a result of a reduced interest rate on the term loan under our new credit facility, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (iii) lower drawdown on our revolving credit facility in the second quarter of 2016 compared to the second quarter of 2015. The decrease in interest expense was partially offset by interest on interest rate swaps which we entered into in 2016. The weighted average rate of interest on our debt decreased from 3.4% in the second quarter of 2015 to 1.7% in the second quarter of 2016.

Other income (expense), net. Our net other income was $0.5 million in the second quarter of 2016, down $0.3 million from $0.8 million in the second quarter of 2015.

Equity-method investment activity, net. Equity-method investment activity, net in the second quarter of 2016 primarily represents our $2.1 million share of loss, compared to our $2.3 million share of loss in the second quarter of 2015, from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014.

Income tax expense. Our income tax expense was $15.4 million in the second quarter of 2016, up $0.2 million from $15.2 million in the second quarter of 2015, representing an effective tax rate, or ETR, of 19.1%, compared to 19.5% in the second quarter of 2015.

Net income attributable to redeemable non-controlling interest. Redeemable non-controlling interest primarily refers to the profit or loss associated with the non-controlling interest in the operations of SSE in the second quarter of 2016, which we discuss in Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders as a percentage of total net revenues was 10.3% in the second quarter of 2016, unchanged from the second quarter of 2015. Net income attributable to Genpact Limited common shareholders was $65.2 million in the second quarter of 2016, up $2.5 million from $62.7 million in the second quarter of 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net revenues. Our net revenues were $1,240.2 million in the first half of 2016, up $43.5 million, or 3.6%, from $1,196.7 million in the first half of 2015. The growth in net revenues was primarily driven by an increase in BPO services delivered to our Global Clients. Adjusted for foreign exchange, primarily changes in the values of the euro, the Australian dollar and U.K. pound sterling against the U.S. dollar, which had an adverse impact on our net revenues in the first half of 2016, our net revenues grew by 5.5% compared to the first half of 2015. Our average headcount increased by 7.2% to approximately 71,000 in the second half of 2016 from approximately 66,300 in the second half of 2015.

					Percentage Change
	Six months ended June 30,				Increase/(Decrease)
	2015		2016		2016 vs. 2015
	(dollars in millions)
Global Clients:
BPO services		$763.4	$ $	830.8	8.8%
IT services		205.1		192.9	(6.0)
Total net revenues from Global Clients		$968.5	$ $	1,023.7	5.7%
GE:
BPO services		178.9		166.3	(7.0)%
IT services		49.2		50.2	1.8
Total net revenues from GE	$ $	228.2	$ $	216.5	(5.1)%
Total net revenues from BPO services		942.3		997.2	5.8
Total net revenues from IT services		254.4		243.1	(4.4)
Total net revenues		$1,196.7		$1,240.2	3.6%

Net revenues from Global Clients were $1,023.7 million in the first half of 2016, up $55.2 million, or 5.7%, from $968.5 million in the first half of 2015. This increase was primarily driven by growth in our targeted verticals, including banking and financial services, consumer product goods, life sciences, insurance and high tech. In these verticals, we grew our consulting, core industry vertical operations and finance and accounting service lines, but this growth was partly offset by a decline in IT services, primarily in our investment banking and healthcare verticals. As a percentage of total net revenues, net revenues from Global Clients increased from 80.9% in the first half of 2015 to 82.5% in the first half of 2016.

Net revenues from GE were $216.5 million in the first half of 2016, down $11.7 million, or 5.1%, from the first half of 2015. The decline in net revenues from GE was largely due to phase-outs of work we do for GE Capital Corporate due to continued dispositions by GE of GE Capital businesses. Net revenues from IT services delivered to GE grew by 1.8% while net revenues from BPO services delivered to GE declined by 7.0%. Net revenues from GE declined as a percentage of our total net revenues from 19.1% in the first half of 2015 to 17.5% in the first half of 2016.

Net revenues from BPO services were $997.2 million, up $54.9 million, or 5.8%, from $942.3 million in the first half of 2015. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly finance and accounting, consulting, and core industry vertical operations services. Net revenues from IT services were $243.1 million in the first half of 2016, down $11.3 million, or 4.4%, from $254.4 million in the first half of 2015 due to a decline in IT services engagements from Global Clients in the investment banking and healthcare industries.

Net revenues from BPO services as a percentage of total net revenues increased to 80.4% in the first half of 2016 from 78.7% in the first half of 2015, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$493.3	$519.0	41.2%	41.8%
Operational expenses	207.1	214.5	17.3	17.3
Depreciation and amortization	23.4	23.1	2.0	1.9
Cost of revenue	$723.8	$756.6	60.5%	61.0%
Gross margin	39.5%	39.0%

Cost of revenue was $756.6 million in the first half of 2016, up $32.8 million, or 4.5%, from the first half of 2015. Wage inflation, an increase in our operational headcount, related increases in travel and infrastructure expenses, and lower people utilization on billable projects due to a decline in net revenues from IT services all contributed to the higher cost of revenue in the first half of 2016 compared to the first half of 2015. These increases were partially offset by lower IT expenses and by favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar.

Our gross margin decreased from 39.5% in the first half of 2015 to 39.0% in the first half of 2016 due to the factors described above.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 41.2% in the first half of 2015 to 41.8% in the first half of 2016. Personnel expenses were $519.0 million in the first half of 2016, up $25.7 million, or 5.2%, from $493.3 million in the first half of 2015. The impact of wage inflation, an approximately 4,100-person, or 7.2%, increase in our operational headcount, lower people utilization on billable projects due to a decline in net revenues from IT services, and higher stock-based compensation expense in the first half of 2016 compared to same period in 2015 contributed to higher personnel expenses. These increases were partially offset by favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues were approximately 17.3% in the first half of 2016, unchanged from the first half of 2015. Operational expenses were $214.5 million in the first half of 2016, up $7.4 million, or 3.6%, from the first half of 2015. Higher travel and infrastructure expenses in the first half of 2016 contributed to the increase in operational expenses compared to the first half of 2015. The increase in operational expenses was partially offset by lower IT expenses and favorable foreign exchange.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues marginally decreased from 2.0% in the first half of 2015 to 1.9% in the first half of 2016. Depreciation and amortization expenses were $23.1 million in the first half of 2016, down $0.3 million, or 1.1%, from the first half of 2015. This decrease was primarily due to an increase in fully depreciated assets since the first half of 2015 and favorable foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$213.2	$226.3	17.8%	18.2%
Operational expenses	80.2	94.7	6.7	7.6
Depreciation and amortization	4.6	4.4	0.4	0.4
Selling, general and administrative expenses	$298.0	$325.3	24.9%	26.2%

SG&A expenses as a percentage of total net revenues increased from 24.9% in the first half of 2015 to 26.2% in the first half of 2016. SG&A expenses were $325.3 million in the first half of 2016, up $27.4 million, or 9.2%, from the first half of 2015. Our sales and marketing expenses as a percentage of total net revenues were approximately 7.2% in the first half of 2016, up from approximately 7.1% from the first half of 2015. Higher personnel expenses, investments in domain expertise and digital and analytics capabilities, fees for professional services, increased travel expenses, a reserve for doubtful receivables and the timing of certain non-recurring travel and related costs all contributed to higher SG&A expenses in the first half of 2016 compared to the first half of 2015. These increases were partially offset by favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 17.8% in the first half of 2015 to 18.2% in the first half of 2016. Personnel expenses as a component of SG&A expenses were $226.3 million in the first half of 2016, up $13.0 million, or 6.1%, from the first half of 2015. Wage inflation, investments in domain expertise and digital and analytics capabilities, and higher stock-based compensation expense resulted in higher personnel costs as a component of SG&A expenses in the first half of 2016 compared to the first half of 2015. These increases were partially offset by favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 6.7% in the first half of 2015 to 7.6% in the first half of 2016. Operational expenses as a component of SG&A expenses were $94.7 million in the first half of 2016, up $14.6 million, or 18.2%, from the first half of 2015. Higher fees for professional services, increased travel expenses, a reserve for doubtful receivables and the timing of certain non-recurring travel and related costs resulted in higher operational expenses in the first half of 2016 compared to the first half of 2015. This increase was partially offset by favorable foreign exchange.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4%, unchanged from the first half of 2015. Depreciation and amortization expenses were $4.4 million in the first half of 2016, down $0.2 million, or 5.4%, from the first half of 2015. This marginal decrease was primarily due to an increase in fully depreciated assets since the first half of 2015 and favorable foreign exchange.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $12.6 million in the first half of 2016, down $2.0 million, or 13.8%, from the first half of 2015. This decrease is primarily due to a $1.9 million decline in the amortization expense relating to our regulatory affairs acquisition.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Other operating (income) expense	$(1.0)	$(0.7)	(28.2)%
Impairment of intangible assets	—	5.8	100.0
Change in fair value of earn out consideration, deferred consideration (relating to business acquisitions)	(2.1)	(15.0)	614.1
Other operating (income) expense, net	$(3.1)	$(9.9)	216.8%
Other operating (income) expense, net as a percentage of total net revenues	(0.3)%	(0.8)%

Other operating income, net of expenses, was $9.9 million in the first half of 2016, up $6.8 million from $3.1 million in the first half of 2015, primarily due to a $15.0 million gain in the first half of 2016 as a result of changes in the fair value of earn-out consideration payable in connection with certain acquisitions, compared to a $2.1 million gain in the first half of 2015. This income was partially offset by a $5.8 million non-recurring charge in the first half of 2016 relating to intangible assets, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.7% in the first half of 2015 to 12.5% in the first half of 2016. Income from operations was $155.6 million in the first half of 2016, down $7.8 million from $163.4 million in the first half of 2015.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange gain of $3.8 million in the first half of 2016 compared to a net foreign exchange loss of $0.1 million in the first half of 2015, primarily due to the re-measurement of non-functional currency assets and liabilities and related foreign exchange contracts mainly resulting from the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar in the first half of 2016 compared to the depreciation of the Indian rupee and Euro against the U.S. dollar in the first half of 2015.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
Interest income	$3.2	$4.5	41.5%
Interest expense	(19.5)	(10.8)	(44.5)%
Loss on extinguishment of debt	(10.1)	—	(100.0)%
Interest income (expense), net	$(26.4)	$(6.3)	(76.2)%
Interest income (expense), net as a percentage of total net revenues	(2.2)%	(0.5)%

Our net interest expense was $6.3 million in the first half of 2016, down $20.1 million from $26.4 million in the first half of 2015, primarily due to an $8.7 million decrease in interest expense in the first half of 2016 compared to the first half of 2015 and the accelerated amortization of $10.1 million in debt issuance costs in the first half of 2015. The 2015 accelerated amortization of debt issuance costs was due to the refinancing of our credit facility in June 2015, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. The $8.7 million decrease in interest expense is primarily due to (i) a $4.1 million decrease in interest expense due to a lower interest rate on our term loan in the first half of 2016 compared to the first half of 2015, (ii) a $1.5 million decrease due to the unwinding of interest in the first half of 2016 on earn-out consideration payable in connection with certain acquisitions compared to first half of 2015, (iii) $1.3 million in debt issuance costs and interest expense on the two short-term loans we obtained and repaid in the first quarter of 2015 in the amounts of $672.5 million and $737.5 million, respectively, in connection with certain internal reorganization transactions, and (iv) lower interest expense on our revolving credit facility due to lower drawdown and a lower interest rate in the first half of 2016 compared to the first half of 2015. The decrease in interest expense was partially offset by interest on interest rate swaps that we entered into in the first half of 2016. Our interest income increased by $1.3 million in the first half of 2016 primarily due to higher account balances in jurisdictions in which we earn higher interest rates during the first half of 2016 compared to the first half of 2015. The weighted average rate of interest on our debt decreased from 3.3% in the first half of 2015 to 1.8% in the first half of 2016.

Other income (expense), net. Our net other income was $1.4 million in the first half of 2016, up $0.1 million from $1.3 million in the first half of 2015.

Equity-method investment activity, net. Equity-method investment activity, net in the first half of 2016 primarily represents our $4.2 million share of loss, compared to our $4.6 million share of loss in the first half of 2015, from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014.

Income tax expense. Our income tax expense was $27.6 million in the first half of 2016, up $1.4 million from $26.3 million in the first half of 2015, representing an ETR of 18.3% in the first half of 2016, down from 19.7% in the first half of 2015. The decrease in our ETR is primarily due to changes in the jurisdictional mix of our income, offset by certain discrete items, including the reversal of tax reserves for uncertain tax positions.

Net income attributable to redeemable non-controlling interest. Redeemable non-controlling interest primarily refers to the profit or loss associated with the non-controlling interest in the operations of SSE in the first half of 2016, which we discuss in Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders as a percentage of net revenues increased from 9.0% in the first half of 2015 to 10.0% in the first half of 2016. Net income attributable to our common shareholders was $123.8 million in the first half of 2016, up $16.4 million from $107.4 million in the first half of 2015.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2015 and June 30, 2016 is presented below:

	As of December 31, 2015	As of June 30, 2016	Percentage Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$450.9	$407.3	(9.7)%
Short-term borrowings	21.5	60.0	179.1
Long-term debt due within one year	39.1	39.2	0.1
Long-term debt other than the current portion	737.3	717.7	(2.7)
Genpact Limited total shareholders’ equity	$1,304.4	$1,352.1	3.7%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

As of June 30, 2016, $402.6 million of the $407.3 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $7.3 million of this cash is held by a foreign subsidiary for which we expect to incur a tax liability and have accordingly accrued a deferred tax liability on its repatriation. $158.7 million of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation.

Pursuant to our share repurchase program, we repurchased 2,252,432 of our common shares between July 1, 2016 and August 8, 2016 at a weighted average price of $26.57 per share for an aggregate cash amount of $59.8 million.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, and additional share repurchases we expect to make under our share repurchase program. Our working capital needs are primarily to finance payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new service delivery centers, expanding related operations to support our growth, and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$114.6	$79.2	(30.9)%
Investing activities	(57.0)	(63.3)	11.0
Financing activities	(66.7)	(51.9)	(22.2)
Net increase (decrease) in cash and cash equivalents	$(9.1)	$(35.9)	294.1%

Cash flows from operating activities. We generated net cash from operating activities of $79.2 million in the first half of 2016, down $35.4 million from $114.6 million in the first half of 2015. This is primarily due to a $65.9 million net change in our operating assets and liabilities in the first half of 2016 compared to the first half of 2015, mainly driven by (i) higher upfront investments in certain large deals in the first half of 2016, (ii) a $5.6 million increase in net income tax payments due to higher pre-tax income, the payment of prior year tax amounts, and the timing of estimated tax payments and (iii) higher bonus payments in the first half of 2016. This was partially offset by a slower increase in investments in accounts receivable in the first half of 2016, primarily due to a reduction in revenue volume partially offset by an increase in days sales outstanding, and a $30.5 million increase in net income adjusted for amortization, depreciation and other non-cash items.

Cash flows from investing activities. Our net cash used for investing activities was $63.3 million in the first half of 2016, up $6.2 million from $57.0 million in the first half of 2015. This increase was primarily due to higher payments for purchases of property, plant and equipment (net of sales proceeds) of $17.0 million in the first half of 2016 compared to the first half of 2015. This increase was partially offset by payments of $17.8 million for acquisitions consummated in the first half of 2015 compared to payments of $11.6 million and $2.3 million for acquisitions consummated in the first half of 2016. Additionally, we invested $5.3 million in our non-consolidated affiliate, Markit Genpact KYC Services Limited, in the first half of 2016, down from $9.9 million in the first half of 2015.

Cash flows from financing activities. Our net cash used for financing activities was $51.9 million in the first half of 2016, down $14.8 million from $66.7 million in the first half of 2015. In June 2015, we refinanced our 2012 credit facility through a new credit facility, as described below in “Financing Arrangements.” Also in the first half of 2015, we obtained and repaid two short-term loans in the amounts of $672.5 million and $737.5 million, in connection with which we paid debt issuance costs of $1.0 million. In the first half of 2016, we repaid $20.0 million of the term loan under our new credit facility and drew down $38.5 million (net of repayments) of our revolving credit facility to meet short-term internal funding requirements. Additionally, we recognized a $7.0 million excess tax benefit related to stock-based compensation in the first half of 2016. No such tax benefit was recognized in the first half of 2015. Proceeds from the issuance of common shares under stock-based compensation plans (net of payments) were $10.5 million higher in the first half of 2016 than in the first half of 2015. Share repurchase payments were $86.4 million in the first half of 2016 compared to $81.4 million in the first half of 2015.

Financing Arrangements (Credit Facility)

In June 2015, we refinanced our 2012 facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2015 and June 30, 2016, our outstanding term loan debt, net of debt amortization expense of $3.5 million and $3.1 million, respectively, was $776.5 million and $756.9 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2015 and June 30, 2016, the limits available under such facilities were $15.8 million and $15.1 million, respectively, of which $10.3 million and $9.5 million was utilized, constituting non-funded drawdown. For details on our financing arrangements, refer to notes 11 and 12 to our consolidated financial statements.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2016:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$816.9	$55.5	$108.4	$653.0	—
— Principal payments	757.0	39.2	78.5	639.3	—
— Interest payments*	59.9	16.3	29.9	13.7	—
Short-term borrowings	60.3	60.3	—	—	—
— Principal payments	60.0	60.0	—	—	—
— Interest payments**	0.3	0.3	—	—	—
Capital leases	4.4	1.7	2.1	0.6	—
— Principal payments	3.6	1.3	1.8	0.5	—
— Interest payments	0.8	0.4	0.3	0.1	—
Operating leases	134.9	27.7	47.5	29.7	30.0
Purchase obligations	36.2	26.6	9.1	0.5	—
Capital commitments net of advances	6.1	6.1	—	—	—
Earn-out consideration	22.6	3.7	9.9	8.2	0.8
— Reporting Date Fair Value	18.5	3.0	8.5	6.6	0.4
— Interest	4.1	0.7	1.4	1.6	0.4
Other liabilities	76.8	38.9	25.8	12.1	—
Total contractual obligations	$1,158.2	$220.5	$202.8	$704.1	30.8

*

Our interest payments on long-term debt are calculated at a rate equal to LIBOR plus a margin of 1.50% per annum based on our election and current credit rating as of June 30, 2016. Amounts shown exclude the impact of interest rate swaps.

**

Our interest payments on short-term debt represent estimated payments at a rate equal to LIBOR plus a margin of 1.50% per annum based on our election and current credit rating as of June 30, 2016 and our expectation for the repayment of such debt.

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

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Subsequently, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” in March 2016 and ASU No. 2016-10, “Identifying performance obligations and licensing,” in April 2016, which amend and clarify ASU 2014-09. These ASUs will be effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018, and allow for both retrospective and prospective adoption. We are in the process of determining the method of adoption and assessing the impact of these ASUs on our consolidated results of operations, cash flows, financial position and disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of credit losses on financial instruments,” The ASU requires measurement and recognition of expected credit losses for financial assets held. The ASU will be effective for us beginning January 1, 2020, including interim periods in our fiscal year 2020. We are in the process of assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2016, we were party to interest rate swaps covering a total notional amount of $419.8 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.89% and 1.20%.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part I, Item 3—“Quantitative and Qualitative Disclosures about Market Risk” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

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

In making its assessment of the changes in internal controls over financial reporting during the quarterly period ended June 30, 2016, management excluded an evaluation of the internal controls over financial reporting in respect of acquisitions made in the six months ended June 30, 2016. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of these acquisitions.

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

Share repurchase activity during the three months ended June 30, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
April 1-April 30, 2016	—	—	—	240,066,379
May 1-May 31, 2016	767,643	27.22	767,643	219,168,755
June 1-June 30, 2016	1,190,193	27.30	1,190,193	186,678,940

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and June 30, 2016, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2015 and June 30, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2015 and June 30, 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2015, Consolidated Statements of Equity and Redeemable Non-controlling Interest for the six months ended June 30, 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2016, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2016

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and June 30, 2016, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2015 and June 30, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2015 and June 30, 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2015, Consolidated Statements of Equity and Redeemable Non-controlling Interest for the six months ended June 30, 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2016, and (vi) Notes to the Consolidated Financial Statements.