Form 10-Q
period 2016-09-30
Genpact LTD
filed 2016-11-08
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of October 28, 2016 was 200,756,607.

TABLE OF CONTENTS

	Item No.		Page No.
PART I		Financial Statements
	1.	Unaudited Consolidated Financial Statements
		Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016	1
		Consolidated Statements of Income for the three months and nine months ended September 30, 2015 and 2016	2
		Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2015 and 2016	3
		Consolidated Statements of Equity for the nine months ended September 30, 2015 and Consolidated Statements of Equity and Redeemable Non-controlling Interest for the nine months ended September 30, 2016	4
		Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2016	6
		Notes to the Consolidated Financial Statements	7
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
	3.	Quantitative and Qualitative Disclosures About Market Risk	49
	4.	Controls and Procedures	49

PART II		Other Information
	1.	Legal Proceedings	51
	1A.	Risk Factors	51
	2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
	3.	Defaults upon Senior Securities	51
	5.	Other Information	51
	6.	Exhibits	51
		SIGNATURES	53

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2015	As of September 30, 2016
Assets
Current assets
Cash and cash equivalents	4	$450,907	$419,094
Accounts receivable, net	5	590,137	609,522
Prepaid expenses and other current assets	8	154,025	205,177
Total current assets		$1,195,069	$1,233,793

Property, plant and equipment, net	9	175,396	189,795
Deferred tax assets	23	99,395	78,898
Investment in equity affiliates	24	6,677	6,221
Intangible assets, net	10	98,601	80,010
Goodwill	10	1,038,346	1,084,126
Other assets		180,005	220,074
Total assets		$2,793,489	$2,892,917

Liabilities and equity
Current liabilities
Short-term borrowings	11	$21,500	$115,000
Current portion of long-term debt	12	39,134	39,170
Accounts payable		10,086	10,243
Income taxes payable	23	24,122	60,831
Accrued expenses and other current liabilities	13	499,638	472,000
Total current liabilities		$594,480	$697,244

Long-term debt, less current portion	12	737,332	707,949
Deferred tax liabilities	23	2,093	3,632
Other liabilities	14	155,228	173,797
Total liabilities		$1,489,133	$1,582,622

Redeemable non-controlling interest		—	2,058
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 211,472,312 and 202,738,869 issued and outstanding as of December 31, 2015 and September 30, 2016, respectively		2,111	2,024
Additional paid-in capital		1,342,022	1,385,789
Retained earnings		411,508	361,435
Accumulated other comprehensive income (loss)		(451,285)	(441,011)
Total equity		$1,304,356	$1,308,237
Commitments and contingencies	25
Total liabilities, redeemable non-controlling interest and equity		$2,793,489	$2,892,917

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2015	2016	2015	2016
Net revenues		$617,831	$648,783	$1,814,516	$1,889,009
Cost of revenue	19, 24	375,830	392,432	1,099,610	1,149,035
Gross profit		$242,001	$256,351	$714,906	$739,974

Operating expenses:
Selling, general and administrative expenses	20, 24	144,723	156,969	442,701	482,315
Amortization of acquired intangible assets	10	7,219	7,126	21,875	19,764
Other operating (income) expense, net	21	2,716	5,132	(416)	(4,791)
Income from operations		$87,343	$87,124	$250,746	$242,686

Foreign exchange gains (losses), net		4,210	(654)	4,098	3,156
Interest income (expense), net	22	(2,867)	(4,901)	(29,244)	(11,172)
Other income (expense), net		999	5,791	2,268	7,172

Income before equity-method investment activity, net and income tax expense		$89,685	$87,360	$227,868	$241,842
Gain (loss) on equity-method investment activity, net		(3,432)	(2,117)	(7,995)	(6,336)
Income before income tax expense		$86,253	$85,243	$219,873	$235,506
Income tax expense	23	18,203	17,198	44,469	44,836
Net income		$68,050	$68,045	$175,404	$190,670
Net loss (income) attributable to redeemable non-controlling interest		—	734	—	1,905
Net income attributable to Genpact Limited shareholders		$68,050	$68,779	$175,404	$192,575

Net income available to Genpact Limited common shareholders	18	$68,050	$68,779	$175,404	$192,575
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.32	$0.33	$0.80	$0.92
Diluted		$0.31	$0.33	$0.80	$0.91
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		215,311,322	206,146,007	217,909,722	209,034,741
Diluted		217,595,704	209,376,683	220,301,712	212,357,594

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended September 30,				Nine months ended September 30,
	2015		2016		2015		2016
	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest

Net Income (loss)	$68,050	$—	$68,779	$(734)	$175,404	$—	$192,575	$(1,905)
Other comprehensive income:
Currency translation adjustments	(36,503)	—	11,224	14	(57,173)	—	(8,614)	53
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(507)	—	19,772	—	11,153	—	18,187	—
Retirement benefits, net of taxes	(352)	—	561	—	(240)	—	701	—
Other comprehensive income (loss)	$(37,362)	$-	$31,557	$14	$(46,260)	$—	$10,274	$53
Comprehensive income (loss)	$30,688	$-	$100,336	$(720)	$129,144	$—	$202,849	$(1,852)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2015	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$1,285,136
Issuance of common shares on exercise of options (Note 16)	931,067	9	8,049	—	—	8,058
Issuance of common shares under the employee stock purchase plan (Note 16)	97,603	1	1,981	—	—	1,982
Net settlement on vesting of restricted share units (Note 16)	163,951	2	(1,302)	—	—	(1,300)
Net settlement on vesting of performance units (Note 16)	846,114	8	(8)	—	—	—
Stock repurchased and retired (Note 17)	(7,110,153)	(71)	—	(158,965)	—	(159,036)
Expenses related to stock purchase (Note 17)	—	—	—	(142)	—	(142)
Stock-based compensation expense (Note 16)	—	—	17,509	—	—	17,509
Comprehensive income:
Net income	—	—	—	175,404	—	175,404
Other comprehensive income	—	—	—	—	(46,260)	(46,260)
Balance as of September 30, 2015	213,612,787	$2,133	$1,322,959	$415,003	$(458,744)	$1,281,351

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2016	$211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356	$—
Issuance of common shares on exercise of options (Note 16)	655,717	7	10,348	—	-	10,355	—
Issuance of common shares under the employee stock purchase plan (Note 16)	105,856	1	2,452	—	—	2,453	—
Net settlement on vesting of restricted share units (Note 16)	120,307	1	(462)	—	-	(461)	—
Stock repurchased and retired (Note 17)	(9,615,323)	(96)	—	(242,456)	-	(242,552)	—
Excess tax benefit on stock-based compensation	—	—	13,085	—	—	13,085	—
Expenses related to stock purchase (Note 17)	—	—	—	(192)	—	(192)	—
Stock-based compensation expense (Note 16)	—	—	18,344	—	—	18,344	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	3,910
Comprehensive income:
Net income	—	—	—	192,575	—	192,575	(1,905)
Other comprehensive income	—	—	—	—	10,274	10,274	53
Balance as of September 30, 2016	202,738,869	$2,024	$1,385,789	$361,435	$(441,011)	$1,308,237	$2,058

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2016

Operating activities
Net income attributable to Genpact Limited shareholders	$175,404	$192,575
Net income (loss) attributable to redeemable non-controlling interest	-	(1,905)
Net income	$175,404	$190,670
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	40,185	40,366
Amortization of debt issuance costs (including loss on extinguishment of debt)	13,154	1,150
Amortization of acquired intangible assets	21,875	19,764
Intangible assets write-down	10,714	11,195
Reserve for doubtful receivables	1,493	7,307
Unrealized loss on revaluation of foreign currency asset/liability	(6,320)	1,304
Equity-method investment activity, net	7,995	6,336
Excess tax benefit on stock-based compensation	-	(13,085)
Stock-based compensation expense	17,509	18,344
Deferred income taxes	(15,958)	8,454
Gain on divestiture	-	(5,214)
Others, net	(275)	29
Change in operating assets and liabilities:
Increase in accounts receivable	(34,282)	(33,760)
Increase in prepaid expenses, other current assets and other assets	(46,157)	(64,252)
Increase (decrease) in accounts payable	1,255	(397)
Increase (decrease) in accrued expenses, other current liabilities and other liabilities	6,952	(14,797)
Increase in income taxes payable	60,036	49,506
Net cash provided by operating activities	$253,580	$222,920
Investing activities
Purchase of property, plant and equipment	(44,880)	(64,441)
Proceeds from sale of property, plant and equipment	1,353	334
Investment in equity affiliates	(13,520)	(7,519)
Payment for business acquisitions, net of cash acquired	(21,363)	(41,558)
Proceeds from divestiture of business, net of cash divested	-	17,582
Net cash used for investing activities	$(78,410)	$(95,602)
Financing activities
Repayment of capital lease obligations	(1,645)	(1,344)
Payment of debt issuance and refinancing costs	(6,584)	-
Proceeds from long-term debt	800,000	—
Repayment of long-term debt	(674,875)	(30,000)
Proceeds from short-term borrowings	1,451,500	155,000
Repayment of short-term borrowings	(1,565,000)	(61,500)
Proceeds from issuance of common shares under stock-based compensation plans	10,040	12,808
Payment for net settlement of stock-based awards	(6,826)	(461)
Payment of earn-out/deferred consideration	(230)	(1,406)
Payment for stock purchased and retired	(159,036)	(242,552)
Payment for expenses related to stock purchase	(142)	(192)
Excess tax benefit on stock-based compensation	-	13,086
Net cash used for financing activities	$(152,798)	$(156,561)
Effect of exchange rate changes	(16,656)	(2,570)
Net increase (decrease) in cash and cash equivalents	22,372	(29,243)
Cash and cash equivalents at the beginning of the period	461,788	450,907
Cash and cash equivalents at the end of the period	$467,504	$419,094
Supplementary information
Cash paid during the period for interest	17,304	13,267
Cash paid during the period for income taxes	38,735	40,294
Property, plant and equipment acquired under capital lease obligations	1,362	1,667

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

Genpact Limited (the “Company”) is a provider of digitally-powered business process management and services. The architect of the Lean DigitalSM enterprise, the Company uses its patented Smart Enterprise Processes (SEPSM) framework to reimagine its clients’ operating models end-to-end, including their middle and back offices. This creates Intelligent OperationsSM that the Company helps to design, transform, and run. Today, the Company generates impact for a few hundred strategic clients, including approximately one fifth of the Fortune Global 500, and has grown to over 75,000 people in 25 countries.

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

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Non-controlling interest in subsidiaries that is redeemable outside of the Company’s control for cash or other assets is reflected in the mezzanine section between liabilities and equity in the consolidated balance sheets at the redeemable value, which approximates fair value. Redeemable non-controlling interest is adjusted to its fair value at each balance sheet date. Any resulting increases or decreases in the estimated redemption amount are affected by corresponding charges to additional paid-in capital. The share of non-controlling interest in subsidiary earnings is reflected in net loss (income) attributable to redeemable non-controlling interest in the consolidated statements of income.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 18% and 15% of receivables as of December 31, 2015 and September 30, 2016, respectively. GE accounted for 19% and 17% of revenues for the nine months ended September 30, 2015 and 2016, respectively, and 19% and 15% of revenues for the three months ended September 30, 2015 and 2016, respectively.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Effective January 1, 2016, the Company has adopted FASB ASU 2015-05 (Topic 350), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract.

Effective January 1, 2016, the Company has adopted FASB ASU 2015-16 (Topic 805), Business Combinations, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The guidance requires that the acquirer shall recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

A. Certain acquisitions

(a) PNMSoft Ltd.

On August 4, 2016, the Company acquired 100% of the outstanding equity interest in PNMSoft Limited (“PNM”), a company incorporated under the laws of the State of Israel. The preliminary estimated total purchase consideration for PNM is $35,496, subject to adjustment for closing date working capital, transaction expenses and net debt. This amount includes the estimated fair value of the contingent earn-out consideration and cash consideration of $28,283, net of cash acquired of $2,853, and a preliminary adjustment for working capital, transaction expenses and net debt. The purchase agreement also provides for contingent earn-out consideration ranging from $0 to $9,000, payable by the Company to the sellers of PNM based on future performance relative to the thresholds specified in the earn-out calculation. This acquisition enhances the Company’s digital capabilities by adding critical dynamic workflow solution and implementation services.

In connection with the transaction, the Company recorded $1,700 in customer-related intangibles, $1,630 in marketing-related intangibles and $5,110 in other intangible assets, which have a weighted average amortization period of two years. Goodwill arising from the acquisition amounted to $25,126, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes.

Acquisition-related costs of $1,273 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $7,246 and assumed certain liabilities amounting to $4,347. The Company also recognized a net deferred tax liability of $969. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b) Endeavour Software Technologies Private Limited

On April 13, 2016, the Company acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), a private limited company incorporated under the laws of India. The preliminary estimated total purchase consideration for Endeavour is $14,443, subject to adjustment for closing date working capital and net debt. This amount includes the estimated fair value of the contingent earn-out consideration and cash consideration of $10,028, net of cash acquired of $2,345, and a preliminary adjustment for working capital and net debt. Of this amount, $95 is payable by the Company to one of the sellers. The purchase agreement also provides for contingent earn-out consideration ranging from $0 to $3,500, payable based on future performance relative to the thresholds specified in the earn-out calculation. This acquisition enhances the Company’s digital capabilities by adding critical end-to-end mobility services.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

(c) Strategic Sourcing Excellence LLC

On January 8, 2016, the Company acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company. The preliminary estimated purchase consideration for SSE is $14,490, subject to adjustment for closing date working capital, transaction expenses and indebtedness. This amount includes the fair value of earn-out consideration, initial cash consideration of $2,550, and a preliminary adjustment for working capital, transaction expenses and indebtedness. The equity purchase agreement also provides for contingent earn-out consideration of up to $20,000, payable by the Company to the sellers of SSE based on future performance relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable only if either the put or call option, each as described below, is exercised.

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

B. Divestiture

(a) Atyati Technologies Private Limited

During the three months ended September 30, 2016, the Company completed the sale of its cloud-hosted technology platform for the Indian rural banking sector (the “Business”), which the Company acquired in 2012. Net sale proceeds were $17,155, net of selling expenses of $427 and cash divested of $854. During the three and nine months ended September 30, 2016, the Business recorded net revenues of $4,453 and $14,958, respectively, and a net loss of $118 and net profit of $64, respectively.

 During the three months ended September 30, 2016, the Company recorded a gain of $5,214 in its consolidated statement of income in connection with the sale of the Business, calculated as follows:

Net sale proceeds	$17,155
Net assets of the business, including intangible assets, allocated goodwill and translation impact thereof	11,941
Gain on divestiture included in other income (expense), net	$5,214

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2015 and June 30, 2016 comprise:

	As of December 31,	As of September 30,
	2015	2016
Cash and other bank balances	$450,907	$419,094
Total	$450,907	$419,094

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31,	Nine months ended
	2015	September 30, 2016
Opening balance as of January 1	$15,192	$11,530
Additions charged to cost and expense	2,449	7,307
Deductions/effect of exchange rate fluctuations	(6,111)	(2,847)
Closing balance	$11,530	$15,990

Accounts receivable were $601,667 and $625,513, and the reserves for doubtful receivables were $11,530 and $15,990, resulting in net accounts receivable balances of $590,137 and $609,522 as of December 31, 2015 and September 30, 2016, respectively. In addition, accounts receivable due after one year of $8,348 and $4,536 as of December 31, 2015 and September 30, 2016, respectively, are included under other assets in the consolidated balance sheets.

Accounts receivable from related parties were $1,980 and $1,104 as of December 31, 2015 and September 30, 2016, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2015 and September 30, 2016:

	As of September 30, 2016
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Notes a, c)	$40,714	$-	$40,714	$-
Total	$40,714	$—	$40,714	$—
Liabilities
Earn-out consideration (Notes b, d)	$22,986	$-	$-	$22,986
Derivative instruments (Notes b, c)	$40,393	$-	$40,393	$-
Total	$63,379	$—	$40,393	$22,986
Redeemable non-controlling interest (Note e)	$2,058	$-	$-	$2,058

	As of December 31, 2015
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Notes a, c)	$30,380	$-	$30,380	$-
Total	$30,380	$—	$30,380	$—
Liabilities
Earn-out consideration (Notes b, d)	$22,820	$-	$-	$22,820
Derivative instruments (Notes b, c)	$59,620	$-	$59,620	$-
Total	$82,440	$—	$59,620	$22,820

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.
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

(e)

The Company’s estimate of the fair value of redeemable non-controlling interest as of September 30, 2016 is based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation. Given the significance of the unobservable inputs, the valuation was classified in level 3 of the fair value hierarchy. Refer to Note 3—Business Acquisitions.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2015 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
Opening balance	$32,685	$18,438	$33,990	$22,820
Earn-out consideration payable in connection with acquisitions	—	4,360	—	14,550
Payments made on earn-out consideration	—	(357)	(126)	(1,509)
Change in fair value and others	(7,414)	545	(8,593)	(12,875)
Ending balance	$25,271	$22,986	$25,271	$22,986

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 51 months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2015	As of September 30, 2016	As of December 31, 2015	As of September 30, 2016
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,139,400	$988,400	$(48,197)	$(3,588)
United States Dollars (sell) Mexican Peso (buy)	8,520	2,670	(1,163)	(605)
United States Dollars (sell) Philippines Peso (buy)	58,500	38,625	(1,387)	(1,053)
Euro (sell) United States Dollars (buy)	146,719	126,685	9,109	3,989
Pound Sterling (buy) United States Dollars (sell)	-	7,797	-	(23)
Euro (sell) Romanian Leu (buy)	39,027	13,798	567	606
Japanese Yen (sell) Chinese Renminbi (buy)	62,740	72,881	(1,379)	(9,591)
Pound Sterling (sell) United States Dollars (buy)	118,438	105,434	7,496	14,668
Australian Dollars (sell) United States Dollars (buy)	106,544	80,627	5,714	(1,342)
Interest rate swaps (floating to fixed)	-	438,632	-	(2,740)
			(29,240)	321

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

FASB guidance on Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with the FASB guidance on Derivatives and Hedging, the Company designates foreign exchange forward contracts and interest rate swaps as cash flow hedges. Foreign exchange forward contracts are entered into to cover the effects of future exchange rate variability on forecasted revenues and purchases of services, and interest rate swaps are entered into to cover interest rate fluctuation risk. In addition to this program, the Company uses derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge foreign exchange risks related to balance sheet items, such as receivables and intercompany borrowings, that are denominated in currencies other than the Company’s underlying functional currency.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2015	As of September 30, 2016	As of December 31, 2015	As of September 30, 2016
Assets
Prepaid expenses and other current assets	$17,400	$27,977	$884	$700
Other assets	$12,096	$12,037	$-	$-
Liabilities
Accrued expenses and other current liabilities	$34,576	$17,703	$34	$177
Other liabilities	$25,010	$22,513	$-	$-

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended September 30,						Nine months ended September 30,
	2015			2016			2015			2016
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(48,640)	$17,160	$(31,480)	$(30,790)	$8,945	$(21,845)	$(66,786)	$23,646	$(43,140)	$(30,090)	$9,830	$(20,260)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(16,096)	6,061	(10,035)	(1,584)	11	(1,573)	(34,009)	12,374	(21,635)	(7,071)	1,300	(5,771)
Changes in fair value of effective portion of outstanding derivatives, net	(16,030)	5,488	(10,542)	29,005	(10,806)	18,199	(15,797)	5,315	(10,482)	22,818	(10,402)	12,416
Gain (loss) on cash flow hedging derivatives, net	66	(573)	(507)	30,589	(10,817)	19,772	18,212	(7,059)	11,153	29,889	(11,702)	18,187
Closing balance	$(48,574)	$16,587	$(31,987)	$(201)	$(1,872)	$(2,073)	$(48,574)	$16,587	$(31,987)	$(201)	$(1,872)	$(2,073)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016		2015	2016	2015	2016
Forward foreign exchange contracts	$(16,030)	$28,287	$(15,797)	$26,612	Revenue	$2,768	$2,599	$9,078	$8,596
Interest rate swaps	$-	$718	$-	$(3,794)	Cost of revenue	$(15,282)	$(2,823)	$(34,722)	$(11,540)
					Selling, general and administrative expenses	$(3,582)	$(693)	$(8,365)	$(3,073)
					Interest Expense	$-	$(667)	$-	$(1,054)
	$(16,030)	$29,005	$(15,797)	$22,818		$(16,096)	$(1,584)	$(34,009)	$(7,071)

Gain (loss) recognized in income on the ineffective portion of derivatives and the amount excluded from effectiveness testing is $0 for the three and nine months ended September 30, 2015 and 2016, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2015	2016	2015	2016
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$723	$2,599	$4,563	$2,838
		$723	$2,599	$4,563	$2,838

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

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of September 30,
	2015	2016
Advance income and non-income taxes	$52,953	$91,031
Deferred transition costs	36,620	42,619
Derivative instruments	18,284	28,677
Prepaid expenses	12,565	16,984
Customer acquisition cost	6,687	9,692
Employee advances	3,878	6,857
Deposits	1,820	1,930
Advances to suppliers	8,028	1,610
Others	13,190	5,777
	$154,025	$205,177

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,	As of September 30,
	2015	2016
Property, plant and equipment, gross	$556,518	$597,275
Less: Accumulated depreciation and amortization	(381,122)	(407,480)
Property, plant and equipment, net	$175,396	$189,795

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2015 and 2016 was $35,163 and $33,990, respectively, and for the three months ended September 30, 2015 and 2016 was $11,849 and $11,334, respectively. Computer software amortization for the nine months ended September 30, 2015 and 2016 amounted to $6,992 and $6,990, respectively, and for the three months ended September 30, 2015 and 2016 amounted to $2,335 and $2,182, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $1,970 and $614 for the nine months ended September 30, 2015 and 2016, respectively, and $810 and $147 for the three months ended September 30, 2015 and 2016, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2015 and nine months ended September 30, 2016:

	As of December 31,	As of September 30,
	2015	2016
Opening balance	$1,057,214	$1,038,346
Goodwill relating to acquisitions consummated during the period	7,674	49,405
Goodwill relating to divestitures during the period	-	(2,226)
Impact of measurement period adjustments	(135)	—
Effect of exchange rate fluctuations	(26,407)	(1,399)
Closing balance	$1,038,346	$1,084,126

The total amount of goodwill deductible for tax purposes was $36,390 and $37,272 as of December 31, 2015 and September 30, 2016, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2015			As of September 30, 2016
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net

Customer-related intangible assets	$319,035	$247,463	$71,572	$315,364	$258,272	$57,092
Marketing-related intangible assets	42,749	27,021	15,728	42,637	28,909	13,728
Other intangible assets	29,729	18,428	11,301	32,907	23,717	9,190
	$391,513	$292,912	$98,601	$390,908	$310,898	$80,010

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2015 and 2016 were $21,875 and $19,764, respectively, and for the three months ended September 30, 2015 and 2016 were $7,219 and $7,126, respectively.

During the nine months ended September 30, 2016, the Company tested for recoverability an intangible software asset as a result of a downward revision to the forecasted cash flows with respect to the use of the asset and a customer related intangible asset as a result of the termination of a client contract.

Based on the results of such testing, the Company determined that the carrying value of these intangible assets exceed their estimated undiscounted cash flows by $11,195 and recorded a charge to reduce the carrying value by this amount.  Of this charge, $5,381 was recorded during the three months ended September 30, 2016. The Company used a combination of the income and cost approaches to determine the fair value of the intangible assets for the purpose of calculating the resulting charge. This charge has been recorded in other operating (income) expense, net in the consolidated statement of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2015 and September 30, 2016, the limits available were $15,781and $15,190, respectively, of which $10,301 and $11,575 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $350,000, which the company obtained in June 2015 as described in Note 12. This facility replaced the Company’s $250,000 facility initially entered into in August 2012 and subsequently amended in June 2013 (the “2012 Facility”). As of December 31, 2015 and September 30, 2016, a total of $22,947 and $115,978, respectively, was utilized, of which $21,500 and $115,000, respectively, constituted funded drawdown and $1,447 and $978, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum as of December 31, 2015. As of September 30, 2016, the revolving facility bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The unutilized amount on the revolving facility bore a commitment fee of 0.25% and 0.25% as of December 31, 2015 and September 30, 2016, respectively. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. For the nine months ended September 30, 2016, the Company was in compliance with these covenants.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt

In June 2015, the Company refinanced the 2012 Facility through a new credit facility, comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.50% per annum or a base rate plus an applicable margin equal to 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. As a result of the June 2015 refinancing, the gross outstanding term loan under the 2012 Facility, which amounted to $663,188 as of June 30, 2015, was extinguished, and the Company expensed $10,050, representing accelerated amortization of the existing unamortized debt issuance costs related to the 2012 Facility. Additionally, the refinancing of the revolving facility resulted in the accelerated amortization of $65 relating to the existing unamortized debt issuance cost. The remaining unamortized costs for the revolving facility, together with the fees paid to the Company’s lenders and third parties in connection with the new term loan and revolving facility, will be amortized over the term of the refinanced facility, which ends on June 30, 2020. For the nine months ended September 30, 2016, the Company was in compliance with the financial covenants of the credit agreement.

As of December 31, 2015 and September 30, 2016, the amount outstanding under the term loan, net of debt amortization expense of $3,534 and $2,881, was $776,466 and $747,119, respectively. As of December 31, 2015 and September 30, 2016, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum based on the Company’s election and current credit rating. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of September 30, 2016 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2016	$9,786
2017	39,181
2018	39,226
2019	39,272
2020	619,654
Total	$747,119

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of September 30,
	2015	2016
Accrued expenses	$161,672	$150,440
Accrued employee cost	158,054	157,367
Deferred transition revenue	44,974	50,393
Statutory liabilities	32,149	36,805
Retirement benefits	17,930	19,797
Derivative instruments	34,610	17,880
Advance from customers	19,815	21,796
Earn-out consideration	16,896	7,027
Other liabilities	12,210	9,129
Capital lease obligations	1,328	1,366
	$499,638	$472,000

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of September 30,
	2015	2016
Accrued employee cost	$6,901	$6,573
Deferred transition revenue	66,737	75,836
Retirement benefits	29,689	33,628
Derivative instruments	25,010	22,513
Amount received from GE under indemnification arrangement, pending adjustment	3,549	3,215
Advance from customers	4,485	2,400
Earn-out consideration	5,924	15,959
Others	10,729	11,212
Capital lease obligations	2,204	2,461
	$155,228	$173,797

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company maintains a defined benefit retirement plan covering substantially all of its Indian employees. In accordance with Mexican law, the Company provides termination benefits to all of its Mexican employees. In addition, certain of the Company’s subsidiaries in the Philippines and Japan sponsor defined benefit retirement programs.

Net defined benefit plan costs for the three and nine months ended September 30, 2015 and 2016 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Service costs	$1,327	$1,207	$4,100	$4,040
Interest costs	660	559	2,013	1,870
Amortization of actuarial loss	61	34	244	15
Expected return on plan assets	(521)	(469)	(1,628)	(1,449)
Net defined benefit plan costs	$1,527	$1,331	$4,729	$4,476

Defined contribution plans

During the three and nine months ended September 30, 2015 and 2016, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
India	$4,199	$4,843	$12,217	$13,877
U.S.	1,474	2,216	6,110	7,951
U.K.	1,106	1,596	3,761	5,177
China	3,896	4,158	10,949	11,555
Other regions	916	1,158	3,234	3,507
Total	$11,591	$13,971	$36,271	$42,067

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

With respect to options granted under the 2005, 2006 and 2007 Plans before the date of adoption of the 2007 Omnibus Plan, if an award granted under any such plan is forfeited or otherwise expires, terminates, or is cancelled without the delivery of shares, then the shares covered by the forfeited, expired, terminated, or cancelled award will be added to the number of shares otherwise available for grant under the applicable plan.

Beginning on July 13, 2007, the date of adoption of the 2007 Omnibus Plan, share-based awards forfeited, expired, terminated, or cancelled under any of the plans are added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

During the year ended December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan and the 2005 Plan was increased by 8,858,823 and 495,915 shares, respectively, as the result of an adjustment to outstanding unvested share awards.

Stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2015 and 2016 were $17,279 and $18,046, respectively, and for the three months ended September 30, 2015 and 2016 were $6,124 and $4,718, respectively. Stock-based compensation costs for the nine and three months ended September 30, 2016 have been reduced by $1,874 due to a change in the probability of achievement of the performance conditions for the performance units granted in the second quarter of 2016. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

Stock options

Options granted are subject to a vesting requirement. Options granted under the plan are exercisable into common shares of the Company, have a contractual period of ten years and vest over four to five years unless specified otherwise in the applicable award agreement. The Company recognizes the compensation cost over the vesting period of the option. Compensation cost is determined as of the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the nine months ended September 30, 2015 and September 30, 2016.

	Nine months ended September 30, 2015	Nine months ended September 30, 2016
Dividend yield	—	—
Expected life (in months)	84	84
Risk-free rate of interest	1.99%	1.42%-1.56%
Volatility	34.97%	25.60%-27.22%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the nine months ended September 30, 2016 is set out below:

	Nine months ended September 30, 2016
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2016	5,986,845	$16.99	5.8	$—
Granted	860,000	26.80	—	—
Forfeited	(145,000)	17.77	—	—
Expired	—	—	—	—
Exercised	(655,717)	15.79	—	5,350
Outstanding as of September 30, 2016	6,046,128	$18.50	5.8	$36,248
Vested as of September 30, 2016 and expected to vest thereafter (Note a)	5,765,784	$18.10	5.8	$35,717
Vested and exercisable as of September 30, 2016	3,084,629	$15.37	3.9	$26,452
Weighted average grant date fair value of grants during the period	$8.50

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of September 30, 2016, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $14,606, which will be recognized over the weighted average remaining requisite vesting period of 2.7 years.

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 Omnibus Plan. Each RSU represents the right to receive one Company common share at a future date. The fair value of each RSU is the market price of a Company common share on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSUs granted during the nine months ended September 30, 2016 is set out below:

	Nine months ended September 30, 2016
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	157,390	$17.67
Granted	95,553	25.49
Vested (Note a)	(45,386)	17.29
Forfeited	(1,135)	14.18
Outstanding as of September 30, 2016	206,422	$21.39
Expected to vest (Note b)	176,476

(a)	RSUs that vested during the period were net settled upon vesting by issuing 28,344 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects an estimated forfeiture rate.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of September 30, 2016, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $2,271, which will be recognized over the weighted average remaining requisite vesting period of 2.2 years.

Performance units

The Company also grants stock awards in the form of performance units (“PUs”) under the 2007 Omnibus Plan.

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

A summary of PU activity during the nine months ended September 30, 2016 is set out below:

	Nine months ended September 30, 2016
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2016	2,499,322	$19.95	2,499,322
Granted	1,518,374	27.93	3,343,335
Vested	—	—	—
Forfeited	(226,094)	21.71	(292,669)
Adjustment upon final determination of level of performance goal achievement (Note a)	7,274	22.72
Adjustment upon final determination of level of performance goal achievement (Note a)			7,274
Outstanding as of September 30, 2016	3,798,876	$23.04	5,557,262
Expected to vest (Note b)	2,196,287

(a)	Represents an adjustment made in March 2016 to the number of shares underlying the PUs granted in 2015 upon certification of the level of achievement of the performance targets for such awards.
(b)	The number of PUs expected to vest is based on the probable achievement of the performance targets after considering an estimated forfeiture rate.

As of September 30, 2016, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $12,842, which will be recognized over the weighted average remaining requisite vesting period of 1.1 years.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

During the nine months ended September 30, 2015 and 2016, 97,603 and 105,856 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the nine months ended September 30, 2015 and 2016 was $230 and $298, respectively, and for the three months ended September 30, 2015 and 2016 was $72 and $110, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

17. Capital stock

Share repurchases

In February 2015, the Company’s board of directors (the “Board”) authorized a program to repurchase up to $250,000 in value of the Company’s common shares. On February 4, 2016, the Board approved up to an additional $250,000 in share repurchases under the program, and on September 19, 2016 the Board again approved up to an additional $250,000 in share repurchases, bringing the total authorization under the Company’s existing program to $750,000. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2015 and September 30, 2016, the Company purchased 7,110,153 and 9,615,323 of its common shares, respectively, at a weighted average price of $22.37 and $25.23 per share, respectively, for an aggregate cash amount of $159,036 and $242,552, respectively. The purchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2015 and September 30, 2016, $142 and $192, respectively, was deducted from retained earnings in direct costs related to share repurchases.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 3,704,667 and 698,286 for the nine months ended September 30, 2015 and 2016, respectively, and 3,593,000 and 947,778 for the three months ended September 30, 2015 and 2016, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Net income available to Genpact Limited common shareholders	$68,050	$68,779	$175,404	$192,575
Weighted average number of common shares used in computing basic earnings per common share	215,311,322	206,146,007	217,909,722	209,034,741
Dilutive effect of stock-based awards	2,284,382	3,230,676	2,391,990	3,322,853
Weighted average number of common shares used in computing dilutive earnings per common share	217,595,704	209,376,683	220,301,712	212,357,594
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.32	$0.33	$0.80	$0.92
Diluted	$0.31	$0.33	$0.80	$0.91

19. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Personnel expenses	$257,289	$269,771	$750,606	$788,768
Operational expenses	106,593	111,443	313,687	325,938
Depreciation and amortization	11,948	11,218	35,317	34,329
	$375,830	$392,432	$1,099,610	$1,149,035

20. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Personnel expenses	$103,640	$117,022	$316,858	$343,279
Operational expenses	38,847	37,649	119,005	132,385
Depreciation and amortization	2,236	2,298	6,838	6,651
	$144,723	$156,969	$442,701	$482,315

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Other operating (income) expense	$(656)	$(249)	$(1,688)	$(990)
Impairment of intangible assets	10,714	5,381	10,714	11,195
Change in fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(7,342)	-	(9,442)	(14,996)
Other operating (income) expense, net	$2,716	$5,132	$(416)	$(4,791)

22. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Interest income	$2,343	$1,041	$5,540	$5,565
Interest expense	(5,210)	(5,942)	(24,669)	(16,737)
Loss on extinguishment of debt	-	-	(10,115)	-
Interest income (expense), net	$(2,867)	$(4,901)	$(29,244)	$(11,172)

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

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2016 to September 30, 2016:

2016
Opening balance at January 1	$26,357
Increase related to prior year tax positions, including recorded in acquisition accounting	13
Decrease related to prior year tax positions	(1,085)
Decrease related to divesture of business	(344)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(2,122)
Increase related to current year tax positions, including recorded in acquisition accounting	62
Decrease related to settlements with tax authorities	(2,000)
Effect of exchange rate changes	156
Closing balance at September 30	$21,037

The Company’s unrecognized tax benefits as of September 30, 2016 include an amount of $20,182, which, if recognized, would impact the effective tax rate. As of December 31, 2015 and September 30, 2016, the Company had accrued approximately $4,223 and $3,888, respectively, for interest relating to unrecognized tax benefits. During the year ended December 31, 2015 and the nine months ended September 30, 2016, the company recognized approximately $1,152 and ($277), respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2015 and September 30, 2016, the Company had accrued approximately $958 and $892, respectively, for penalties.

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the nine months ended September 30, 2015 and September 30, 2016, the Company recognized net revenues of $251 and $257, respectively, and for the three months ended September 30, 2015 and 2016, the Company recognized net revenues of $75 and $89, respectively, from a client that is a significant shareholder of the Company.

For the nine months ended September 30, 2015 and September 30, 2016, the Company recognized net revenues of $5,876 and $5,109 respectively, and for the three months ended September 30, 2015 and 2016, the Company recognized net revenues of $1,712 and $1,625 from a client that is a non-consolidating affiliate of the Company. $1,068 of this amount is receivable as of September 30, 2016.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the nine months ended September 30, 2015 and 2016, cost of revenue includes an amount of $1,376 and $1675, respectively, and for the three months ended September 30, 2015 and 2016, cost of revenue includes an amount of $346 and $722, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the nine months ended September 30, 2015 and 2016, selling, general and administrative expenses includes an amount of $287 and $234, respectively, and for the three months ended September 30, 2015 and 2016, selling, general and administrative expenses includes an amount of $47 and $107, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the nine and three months ended September 30, 2016, the Company entered into transactions with a significant shareholder of the Company to provide services to the Company at a cost of $58 and $43, respectively.

Investment in equity affiliates

During the nine months ended September 30, 2016, the Company invested $5,884 in its non-consolidating affiliates and made payments toward its outstanding investments in non-consolidating affiliates of $7,519. As of December 31, 2015 and September 30, 2016, $3,736 and $2,102, respectively, in investments in equity affiliates was accrued but not paid and has been included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

As of December 31, 2015 and September 30, 2016, the Company’s investments in its non-consolidating affiliates amounted to $6,677 and $6,221, respectively.

Others

During the nine months ended September 30, 2015 and 2016, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $1,602 and $918, respectively. During the three months ended September 30, 2015 and 2016, such cost reimbursements amounted to $379 and $244, respectively, of which $244 is receivable and has been included in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of September 30, 2016.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

25. Commitments and contingencies

Capital commitments

As of December 31, 2015 and September 30, 2016, the Company has committed to spend $8,237 and $8,482, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,748 and $12,554 as of December 31, 2015 and September 30, 2016, respectively. Bank guarantees are generally provided to government agencies, excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damage through the breach of any of the covenants contained in the agreements governing such guarantees.

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

26. Subsequent Events:

Share Repurchase

Pursuant to its share repurchase program, the Company repurchased 2,884,964 of its common shares between October 1, 2016 and November 8, 2016, at a weighted average price of $23.59 per share for an aggregate cash amount of $68,054.

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
•

fluctuations in exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Norwegian krone , Mexican peso, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Israeli new Shekel and Canadian dollar;

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

In the quarter ended September 30, 2016, we had net revenues of $648.8 million, of which $543.2 million, or 83.7%, was from clients other than GE, which we refer to as Global Clients, with the remaining $105.6 million, or 16.3%, coming from GE.

For the 12-month period ended September 30, 2016, the number of our client relationships generating annual revenue over $5 million increased to 107 from 103 as of September 30, 2015. This includes client relationships generating more than $15 million in annual revenue decreasing to 33 from 34, client relationships generating more than $25 million in annual revenue remaining constant at 16, and client relationships generating more than $50 million in annual revenue increasing to 6 from 4.

Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Certain Acquisitions

On August 4, 2016, we acquired 100% of the outstanding equity interest in PNMSoft Limited (“PNM”), an Israeli company, for cash consideration of $28.3 million, net of cash acquired of $2.9 million, subject to adjustment for closing date working capital, transaction expenses and net debt. The purchase agreement also provides for contingent earn-out consideration of up to $9.0 million payable by the Company to the sellers of PNM. This acquisition enhances our digital capabilities by adding dynamic workflow solutions and implementation services. Goodwill arising from the acquisition amounted to $25.1 million, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes.

On April 13, 2016, we acquired 100% of the outstanding equity interest of Endeavour Software Technologies Private Limited (“Endeavour”), a private limited company incorporated under the laws of India, for cash consideration of $10.0 million, net of cash acquired of $2.3 million, subject to adjustment for closing date working capital and net debt. The purchase agreement also provides for contingent earn-out consideration payable by the Company to the sellers of up to $3.5 million. This acquisition enhances our digital capabilities by adding end-to-end mobility services. Goodwill arising from the acquisition amounted to $8.9 million, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes.

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for initial cash consideration of $2.6 million, subject to adjustment for closing date working capital, transaction expenses and indebtedness. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities. The equity purchase agreement provides for contingent earn-out consideration of up to $20.0 million, payable by the Company to the selling equityholders based on future performance relative to the thresholds specified in the earn-out calculation. Up to $9.8 million of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable by the Company to the selling equityholders only if either the put or call option, each as described below, is exercised. Goodwill arising from the acquisition amounted to $14.5 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The equity purchase agreement grants the Company a call option to purchase the remaining 49% equity interest in SSE, which option the Company has the right to exercise between January 1, 2018 and January 31, 2018. If the Company does not exercise its call option during such period, the selling equityholders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require the Company to purchase their 49% interest in SSE at a price ranging from $2.5 million to $3.0 million.

Divestiture

During the quarter ended September 30, 2016, we completed the sale of our cloud-hosted technology platform for the Indian rural banking sector which we acquired in 2012. Net sale proceeds were $17.2 million, net of selling expenses of $0.4 million and cash divested of $0.9 million. As a result of the divestiture, we recorded a gain of $5.2 million in our consolidated statement of income.

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

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2015 and 2016.

					Percentage Change
					Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2015	2016	2015	2016	2016 vs. 2015	2016 vs. 2015
	(dollars in millions)		(dollars in millions)
Net revenues—GE	$114.6	$105.6	$342.7	$322.1	(7.8)%	(6.0)%
Net revenues—Global Clients	503.3	543.2	1,471.8	1,566.9	7.9%	6.5%
Total net revenues	617.8	648.8	1,814.5	1,889.0	5.0%	4.1%
Cost of revenue	375.8	392.4	1,099.6	1,149.0	4.4%	4.5%
Gross profit	242.0	256.4	714.9	740.0	5.9%	3.5%
Gross profit margin	39.2%	39.5%	39.4%	39.2%
Operating expenses
Selling, general and administrative expenses	144.7	157.0	442.7	482.3	8.5%	8.9%
Amortization of acquired intangible assets	7.2	7.1	21.9	19.8	(1.3)%	(9.7)%
Other operating (income) expense, net	2.7	5.1	(0.4)	(4.8)	89.0%	1051.7%
Income from operations	87.3	87.1	250.7	242.7	(0.3)%	(3.2)%
Income from operations as a percentage of net revenues	14.1%	13.4%	13.8%	12.8%
Foreign exchange gains (losses), net	4.2	(0.7)	4.1	3.2	(115.5)%	(23.0)%
Interest income (expense), net	(2.9)	(4.9)	(29.2)	(11.2)	70.9%	(61.8)%
Other income (expense), net	1.0	5.8	2.3	7.2	479.7%	216.2%
Income before equity-method investment activity, net and income tax expense	89.7	87.4	227.9	241.8	(2.6)%	6.1%
Gain (loss) on equity-method investment activity, net	(3.4)	(2.1)	(8.0)	(6.3)	(38.3)%	(20.8)%
Income before income tax expense	86.3	85.2	219.9	235.5	(1.2)%	7.1%
Income tax expense	18.2	17.2	44.5	44.8	(5.5)%	0.8%
Net income	68.1	68.0	175.4	190.7	(0.0)%	8.7%
Net loss (income) attributable to redeemable non-controlling interest	—	0.7	—	1.9	100.0%	100.0%
Net income attributable to Genpact Limited common shareholders	$68.1	$68.8	$175.4	$192.6	1.1%	9.8%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	11.0%	10.6%	9.7%	10.2%

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net revenues. Our net revenues were $648.8 million in the third quarter of 2016, up $31.0 million, or 5.0%, from $617.8 million in the third quarter of 2015. The growth in net revenues was primarily driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients. Adjusted for foreign exchange, primarily changes in the values of the U.K. pound sterling, Australian dollar and euro against the U.S. dollar, which had an adverse impact on our net revenues in the third quarter of 2016, our net revenues grew 6.8% compared to the third quarter of 2015. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and hedging gains/losses.

Our average headcount increased by 8.1% to approximately 73,200 in the third quarter of 2016 from approximately 67,700 in the third quarter of 2015.

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Global Clients:
BPO services	$395.6	$445.1	12.5%
IT services	107.7	98.1	(8.9)
Total net revenues from Global Clients	$503.3	$543.2	7.9%
GE:
BPO services	88.0	80.8	(8.2)%
IT services	26.5	24.8	(6.6)
Total net revenues from GE	$114.6	$105.6	(7.8)%
Total net revenues from BPO services	483.6	525.9	8.7
Total net revenues from IT services	134.2	122.9	(8.4)
Total net revenues	$617.8	$648.8	5.0%

Net revenues from Global Clients were $543.2 million in the third quarter of 2016, up $39.9 million, or 7.9%, from $503.3 million in the third quarter of 2015. This increase was primarily driven by growth in our targeted verticals, including banking and financial services, consumer product goods, life sciences, insurance and high tech. Within these verticals, revenues grew primarily in our finance and accounting, core industry vertical operations, and transformation service lines. This growth was partially offset by a decline in net revenues from our information technology, or IT, services, primarily in our healthcare vertical and from investment banking clients in our capital markets vertical. As a percentage of total net revenues, net revenues from Global Clients increased from 81.5% in the third quarter of 2015 to 83.7% in the third quarter of 2016.

Net revenues from GE were $105.6 million in the third quarter of 2016, down $9.0 million, or 7.8%, from $114.6 million in the third quarter of 2015. The decline in net revenues from GE was primarily due to phase-outs of work we do for GE Capital due to continued dispositions by GE of GE Capital businesses. Net revenues from IT services delivered to GE declined by 6.6%, while net revenues from BPO services delivered to GE decreased by 8.2%. Net revenues from GE declined as a percentage of our total net revenues from 18.5% in the third quarter of 2015 to 16.3% in the third quarter of 2016.

During the nine months ended September 30, 2016, GE divested certain businesses that Genpact continues to serve.  Historically, we have reclassified revenues from these divested GE businesses as Global Client revenues in each fiscal quarter beginning on the date of divestiture.  However, beginning with 2016, we will reclassify such revenue as Global Client revenue only at the end of each fiscal year.  We believe that this change will allow us to provide a more consistent view of the trends underlying our Global Client and GE businesses. If we had reclassified the revenue from such GE-divested businesses during the third quarter, Global Client revenues for the quarter ended September 30, 2016 would have been $563 million and GE revenues would have been $85 million.

Net revenues from BPO services were $525.9 million, up $42.3 million, or 8.7%, from $483.6 million in the third quarter of 2015. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly finance and accounting, core vertical operations and transformation services. Net revenues from IT services were $122.9 million in the third quarter of 2016, down $11.3 million, or 8.4%, from $134.2 million in the third quarter of 2015 due to a decline in IT services engagements from Global Clients in the investment banking and healthcare industries.

Net revenues from BPO services as a percentage of total net revenues increased to 81.1% in the third quarter of 2016 from 78.3% in the third quarter of 2015 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and our resulting gross margin:

	Three Months Ended September 30,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$257.3	$269.8	41.6%	41.6%
Operational expenses	106.6	111.4	17.3	17.2
Depreciation and amortization	11.9	11.2	1.9	1.7
Cost of revenue	$375.8	$392.4	60.8%	60.5%
Gross margin	39.2%	39.5%

Cost of revenue was $392.4 million in the third quarter of 2016, up $16.6 million, or 4.4%, from the third quarter of 2015. Wage inflation, an increase in infrastructure expenses, an increase in our operational headcount and lower headcount utilization on billable projects due to a decline in IT services engagements in the third quarter of 2016 compared to the third quarter of 2015 all contributed to the increase in cost of revenue. The increase in cost of revenue was partially offset by improved operational efficiencies, a reduction in travel, IT and stock-based compensation expenses, and favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar. Foreign exchange fluctuations cause gains and losses on our foreign currency hedges and have a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin increased marginally from 39.2% in the third quarter of 2015 to 39.5% in the third quarter of 2016 due to the factors described above.

Personnel expenses. Personnel expenses as a percentage of total net revenues were 41.6%, unchanged from the third quarter of 2015. Personnel expenses in the third quarter of 2016 were $269.8 million, up $12.5 million, or 4.9%, from the third quarter of 2015. Personnel expenses increased primarily due to wage inflation, an approximately 4,300-person, or 7.2%, increase in our operational headcount and lower headcount utilization on billable projects due to a decline in IT services engagements in the third quarter of 2016 compared to the third quarter of 2015. These increases were partially offset by improved operational efficiencies, lower stock-based compensation expense due to a change in the probability of achievement of the performance conditions for the performance units granted in the second quarter of 2016, and favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues decreased marginally from 17.3% in the third quarter of 2015 to 17.2% in the third quarter of 2016. Operational expenses were $106.6 million, up $4.8 million, or 4.6%, from the third quarter of 2015. Operational expenses increased primarily due to higher infrastructure expenses in the third quarter of 2016 compared to the third quarter of 2015. The increase in operational expenses was partially offset by lower travel and IT expenses in the third quarter of 2016 compared to the third quarter of 2015 and favorable foreign exchange.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues decreased from 1.9% in the third quarter of 2015 to 1.7% in the third quarter of 2016. Depreciation and amortization expenses were $11.9 million, down $0.7 million, or 6.1%, from the third quarter of 2015. This marginal decrease was primarily due to an increase in fully depreciated assets since the third quarter of 2015 and favorable foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended September 30,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$103.6	$117.0	16.8%	18.0%
Operational expenses	38.8	37.6	6.3	5.8
Depreciation and amortization	2.2	2.3	0.4	0.4
Selling, general and administrative expenses	$144.7	$157.0	23.4%	24.2%

SG&A expenses as a percentage of total net revenues increased from 23.4% in the third quarter of 2015 to 24.2% in the third quarter of 2016. SG&A expenses in the third quarter of 2016 were $157.0 million, up $12.2 million, or 8.5%, from the third quarter of 2015. Our sales and marketing expenses as a percentage of net revenues were approximately 6.6%, unchanged from the third quarter of 2015. SG&A expenses increased primarily due to investments in domain expertise and digital and analytics capabilities, wage inflation and a reserve for doubtful receivables in the third quarter of 2016. This increase was partially offset by lower travel expenses, lower stock-based compensation expense, lower fees for professional services, and favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar in the third quarter of 2016 compared to the third quarter of 2015.

Personnel expenses. As a percentage of total net revenues, personnel expenses increased from 16.8% in the third quarter of 2015 to 18.0% in the third quarter of 2016. Personnel expenses in the third quarter of 2016 were $117.0 million, up $13.4 million, or 12.9%, from the third quarter of 2015. The increase is primarily due to wage inflation and a 5.0% increase in our sales-team personnel expenses as a result of investments in domain expertise and digital and analytics capabilities in the third quarter of 2016 compared to the third quarter of 2015. These increases were partially offset by lower stock-based compensation expense due to a change in the probability of achievement of the performance conditions for the performance units granted in the second quarter of 2016 and by favorable foreign exchange.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 6.3% in the third quarter of 2016 to 5.8% in the third quarter of 2016. Operational expenses in the third quarter of 2016 were $37.6 million, down $1.2 million, or 3.1%, from the third quarter of 2015. This decrease is primarily due to lower travel expenses, lower fees for professional services and favorable foreign exchange in the third quarter of 2016 compared to the third quarter of 2015. This decrease was partially offset by an increase in the reserve for doubtful receivables.

Depreciation and amortization. As a percentage of total net revenues, depreciation and amortization expenses were 0.4%, unchanged from the third quarter of 2015. Depreciation and amortization expenses were $2.3 million, up $0.1 million, or 2.8%, from the third quarter of 2015. This marginal increase was primarily due to the expansion of certain existing facilities in India and was partially offset by favorable foreign exchange.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $7.1 million, down $0.1 million, or 1.3%, from the third quarter of 2015. This decrease is primarily due to a decline in the amortization expense relating to a 2014 acquisition.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Other operating (income) expense	$(0.7)	$(0.2)	(62.0)%
Impairment of intangible assets	10.7	5.4	(49.8)
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(7.3)	—	(100.0)
Other operating (income) expense, net	$2.7	$5.1	89.0%
Other operating (income) expense, net as a percentage of total net revenues	0.4%	0.8%

Other operating expense, net of income, was $5.1 million in the third quarter of 2016, up $2.4 million from $2.7 million in the third quarter of 2015. This increase is primarily due to a $5.4 million non-recurring charge in the third quarter of 2016, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above, compared to a $10.7 million non-recurring charge in the third quarter of 2015 relating to an intangible asset. The 2015 charge was partially offset by a $7.3 million gain in the third quarter of 2015 due to changes in the fair value of earn-out consideration payable by the Company in connection with certain acquisitions. No such gains were recognized in third quarter of 2016.

Income from operations. As a result of the foregoing factors, as a percentage of total net revenues, income from operations decreased from 14.1% in the third quarter of 2015 to 13.4% in the third quarter of 2016. Income from operations decreased by $0.2 million to $87.1 million in the third quarter of 2016 from $87.3 million in the third quarter of 2015.

Foreign exchange gains (losses), net. Foreign exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange loss of $0.7 million in the third quarter of 2016, compared to a $4.2 million gain in the third quarter of 2015. The loss in the third quarter of 2016 was primarily a result of the appreciation of the Indian rupee and the depreciation of the U.K. pound sterling against the U.S. dollar during the quarter. Our net foreign exchange gain in the third quarter of 2015 of $4.2 million was primarily due to the depreciation of the Indian rupee against the U.S. dollar during that quarter.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
Interest income	$2.3	$1.0	(55.6)%
Interest expense	(5.2)	(5.9)	14.0
Interest income (expense), net	$(2.9)	$(4.9)	70.9%
Interest income (expense), net as a percentage of total net revenues	0.5%	0.8%

Our net interest expense was $4.9 million in the third quarter of 2016, up $2.0 million from $2.9 million in the third quarter of 2015 primarily due to lower interest income in the third quarter of 2016 due to lower account balances in jurisdictions in which we earn higher interest rates and higher interest expense in the third quarter of 2016, which was primarily the result of (i) higher interest rates on outstanding debt in the third quarter of 2016, (ii) higher drawdown on our revolving credit facility in the third quarter of 2016 compared to the third quarter of 2015, and (iii) interest on interest rate swaps which we entered into in 2016. The weighted average rate of interest on our debt increased from 1.8% in the third quarter of 2015 to 2.3%, including interest on interest rate swaps in the third quarter of 2016.

Other income (expense), net. Our net other income was $5.8 million in the third quarter of 2016, up $4.8 million from $1.0 million in the third quarter of 2015. This increase is primarily due to a $5.2 million gain on the divestiture of our cloud-hosted technology platform for the Indian rural banking sector in the third quarter of 2016.

Equity-method investment activity, net. Equity-method investment activity, net in the third quarter of 2016 primarily represents our $2.1 million share of loss, compared to our $3.4 million share of loss in the third quarter of 2015, from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014.

Income tax expense. Our income tax expense was $17.2 million in the third quarter of 2016, down $1.0 million from $18.2 million in the third quarter of 2015, representing an effective tax rate, or ETR, of 20.0%, compared to 21.1% in the third quarter of 2015. The decrease in our ETR is primarily due to certain discrete items, including the reversal of tax reserves for uncertain tax positions, partially offset by changes in the jurisdictional mix of our income.

Net income attributable to redeemable non-controlling interest. Redeemable non-controlling interest primarily refers to the profit or loss associated with the non-controlling interest in the operations of SSE in the third quarter of 2016, which we discuss in Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders as a percentage of total net revenues was 10.6% in the third quarter of 2016, down from 11.0% in the third quarter of 2015. Net income attributable to Genpact Limited common shareholders was $68.8 million in the third quarter of 2016, up $0.7 million from $68.1 million in the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net revenues. Our net revenues were $1,889.0 million in the nine months ended September 30, 2016, up $74.5 million, or 4.1%, from $1,814.5 million in the nine months ended September 30, 2015. The growth in net revenues was primarily driven by an increase in BPO services delivered to our Global Clients. Adjusted for foreign exchange, primarily changes in the values of the Australian dollar, U.K. pound sterling and euro against the U.S. dollar, which had an adverse impact on our net revenues in the nine months ended September 30, 2016, our net revenues grew by 5.9% compared to the nine months ended September 30, 2015. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and hedging gains/losses.

Our average headcount increased by 7.4% to approximately 71,800 in the nine months ended September 30, 2016 from approximately 66,800 in the nine months ended September 30, 2015.

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Global Clients:
BPO services	$1,159.0	$1,275.9	10.1%
IT services	312.8	291.0	(7.0)
Total net revenues from Global Clients	$1,471.8	$1,566.9	6.5%
GE:
BPO services	267.0	247.2	(7.4)%
IT services	75.8	74.9	(1.1)
Total net revenues from GE	$342.7	$322.1	(6.0)%
Total net revenues from BPO services	1,426.0	1,523.1	6.8
Total net revenues from IT services	388.6	365.9	(5.8)
Total net revenues	$1,814.5	$1,889.0	4.1%

Net revenues from Global Clients were $1,566.9 million in the nine months ended September 30, 2016, up $95.1 million, or 6.5%, from $1,471.8 million in the nine months ended September 30, 2015. This increase was primarily driven by growth in our targeted verticals, including consumer product goods, high tech, banking and financial services, life sciences and insurance. Within these verticals, the growth in revenues was primarily attributable to our finance and accounting, core industry vertical operations, and transformation service lines. This growth was partially offset by a decline in net revenues from our information technology, or IT, services, primarily in our healthcare vertical and from investment banking clients in our capital markets vertical. As a percentage of total net revenues, net revenues from Global Clients increased from 81.1% in the nine months ended September 30, 2015 to 82.9% in the nine months ended September 30, 2016.

Net revenues from GE were $322.1 million in the nine months ended September 30, 2016, down $20.6 million, or 6.0%, from the nine months ended September 30, 2015. The decline in net revenues from GE was largely due to phase-outs of work we do for GE Capital due to continued dispositions by GE of GE Capital businesses. Net revenues from GE declined as a percentage of our total net revenues from 18.9% in the nine months ended September 30, 2015 to 17.1% in the nine months ended September 30, 2016.

Net revenues from BPO services were $1,523.1 million, up $97.1 million, or 6.8%, from $1,426.0 million in the nine months ended September 30, 2015. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly finance and accounting, core industry vertical operations and transformation services. Net revenues from IT services were $365.9 million in the nine months ended September 30, 2016, down $22.6 million, or 5.8%, from $388.6 million in the nine months ended September 30, 2015 due to a decline in IT services engagements from Global Clients in the investment banking and healthcare industries.

Net revenues from BPO services as a percentage of total net revenues increased to 80.6% in the nine months ended September 30, 2016 from 78.6% in the nine months ended September 30, 2015, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Nine Months Ended September 30,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$750.6	$788.8	41.4%	41.8%
Operational expenses	313.7	325.9	17.3	17.3
Depreciation and amortization	35.3	34.3	1.9	1.8
Cost of revenue	$1,099.6	$1,149.0	60.6%	60.8%
Gross margin	39.4%	39.2%

Cost of revenue was $1,149.0 million in the nine months ended September 30, 2016, up $49.4 million, or 4.5%, from the nine months ended September 30, 2015. Wage inflation, an increase in our operational headcount, related increases in travel and infrastructure expenses, higher stock-based compensation expense and lower headcount utilization on billable projects due to a decline in IT services engagements in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 all contributed to the higher cost of revenue in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases were partially offset by improved operational efficiencies, lower IT expenses and favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar.

Our gross margin decreased marginally from 39.4% in the nine months ended September 30, 2015 to 39.2% in the nine months ended September 30, 2016 due to the factors described above.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 41.4% in the nine months ended September 30, 2015 to 41.8% in the nine months ended September 30, 2016. Personnel expenses were $788.8 million in the nine months ended September 30, 2016, up $38.2 million, or 5.1%, from $750.6 million in the nine months ended September 30, 2015. The impact of wage inflation, an approximately 4,100-person, or 7.0%, increase in our operational headcount, higher stock-based compensation expense, and lower headcount utilization on billable projects due to a decline in IT services engagements in the nine months ended September 30, 2016 compared to same period in 2015 contributed to higher personnel expenses. These increases were partially offset by improved operational efficiencies and favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues were approximately 17.3% in the nine months ended September 30, 2016, unchanged from the nine months ended September 30, 2015. Operational expenses were $325.9 million in the nine months ended September 30, 2016, up $12.3 million, or 3.9%, from the nine months ended September 30, 2015. Higher travel and infrastructure expenses in the nine months ended September 30, 2016 contributed to the increase in operational expenses compared to the nine months ended September 30, 2015. The increase in operational expenses was partially offset by lower IT expenses and favorable foreign exchange.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues marginally decreased from 1.9% in the nine months ended September 30, 2015 to 1.8% in the nine months ended September 30, 2016. Depreciation and amortization expenses were $34.3 million in the nine months ended September 30, 2016, down $1.0 million, or 2.8%, from the nine months ended September 30, 2015. This marginal decrease was primarily due to an increase in fully depreciated assets since September 30, 2015 and favorable foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our SG&A expenses:

	Nine Months Ended September 30,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$316.9	$343.3	17.5%	18.2%
Operational expenses	119.0	132.4	6.6	7.0
Depreciation and amortization	6.8	6.7	0.4	0.4
Selling, general and administrative expenses	$442.7	$482.3	24.4%	25.5%

SG&A expenses as a percentage of total net revenues increased from 24.4% in the nine months ended September 30, 2015 to 25.5% in the nine months ended September 30, 2016. SG&A expenses were $482.3 million in the nine months ended September 30, 2016, up $39.6 million, or 8.9%, from the nine months ended September 30, 2015. Our sales and marketing expenses as a percentage of total net revenues were approximately 7.0% in the nine months ended September 30, 2016, marginally up from approximately 6.9% from the nine months ended September 30, 2015. Higher personnel expenses, investments in domain expertise and digital and analytics capabilities, fees for professional services, increased travel expenses, higher stock-based compensation expense, a reserve for doubtful receivables and the timing of certain non-recurring travel and related costs all contributed to higher SG&A expenses in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases were partially offset by favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 17.5% in the nine months ended September 30, 2015 to 18.2% in the nine months ended September 30, 2016. Personnel expenses as a component of SG&A expenses were $343.3 million in the nine months ended September 30, 2016, up $26.4 million, or 8.3%, from the nine months ended September 30, 2015. Wage inflation, investments in domain expertise and digital and analytics capabilities, and higher stock-based compensation expense resulted in higher personnel costs as a component of SG&A expenses in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases were partially offset by favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 6.6% in the nine months ended September 30, 2015 to 7.0% in the nine months ended September 30, 2016. Operational expenses as a component of SG&A expenses were $132.4 million in the nine months ended September 30, 2016, up $13.4 million, or 11.2%, from the nine months ended September 30, 2015. Higher fees for professional services, increased travel expenses, a reserve for doubtful receivables and the timing of certain non-recurring travel and related costs resulted in higher operational expenses in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was partially offset by favorable foreign exchange.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4%, unchanged from the nine months ended September 30, 2015. Depreciation and amortization expenses were $6.7 million in the nine months ended September 30, 2016, down $0.2 million, or 2.7%, from the nine months ended September 30, 2015. This marginal decrease was primarily due to an increase in fully depreciated assets since September 30, 2015 and favorable foreign exchange.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $19.8 million in the nine months ended September 30, 2016, down $2.1 million, or 9.7%, from the nine months ended September 30, 2015. This decrease is primarily due to decline in the amortization expense relating to a 2014 acquisition.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Other operating (income) expense	$(1.7)	$(1.0)	(41.4)%
Impairment of intangible assets	10.7	11.2	4.5
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(9.4)	(15.0)	58.8
Other operating (income) expense, net	$(0.4)	$(4.8)	1,051.7%
Other operating (income) expense, net as a percentage of total net revenues	(0.0)%	(0.3)%

Other operating income, net of expenses, was $4.8 million in the nine months ended September 30, 2016, up $4.4 million from $0.4 million in the nine months ended September 30, 2015, primarily due to a $15.0 million gain in the nine months ended September 30, 2016 compared to a $9.4 million gain in the nine months ended September 30, 2015, each of which resulted from changes in the fair value of earn-out consideration payable by the Company in connection with certain acquisitions. This gain was partially offset by an $11.2 million non-recurring charge in the nine months ended September 30, 2016, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above, compared to a $10.7 million non-recurring charge in the nine months ended September 30, 2015 relating to intangible assets.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.8% in the nine months ended September 30, 2015 to 12.8% in the nine months ended September 30, 2016. Income from operations was $242.7 million in the nine months ended September 30, 2016, down $8.1 million from $250.7 million in the nine months ended September 30, 2015.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $3.2 million in the nine months ended September 30, 2016 compared to a $4.1 million gain in the nine months ended September 30, 2015, primarily due to the re-measurement of non-functional currency assets and liabilities and related foreign exchange contracts, mainly resulting from the depreciation of the U.K. pound sterling against the U.S. dollar in the nine months ended September 30, 2016 compared to the depreciation of the Indian rupee against the U.S. dollar in the nine months ended September 30, 2015.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
Interest income	$5.5	$5.6	0.5%
Interest expense	(24.7)	(16.7)	(32.2)
Loss on extinguishment of debt	(10.1)	—	(100.0)
Interest income (expense), net	$(29.2)	$(11.2)	(61.8)%
Interest income (expense), net as a percentage of total net revenues	(1.6)%	(0.6)%

Our net interest expense was $11.2 million in the nine months ended September 30, 2016, down $18.1 million from $29.2 million in the nine months ended September 30, 2015, primarily due to a $7.9 million decrease in interest expense in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 and the accelerated amortization of $10.1 million in debt issuance costs in the nine months ended September 30, 2015. The 2015 accelerated amortization was due to the refinancing of our credit facility in June 2015, which we discuss in Note 12—“Long term debt” in Part I, Item 1—“Financial Statements” above. The $7.9 million decrease in interest expense is primarily due to (i) a $5.1 million decrease in interest expense due to a lower interest rate on our term loan in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, (ii) a $1.9 million decrease due to the unwinding of interest in the nine months ended September 30, 2016 on earn-out consideration payable by the Company in connection with certain acquisitions compared to the nine months ended September 30, 2015, (iii) $1.3 million in debt issuance costs and interest expense on the two short-term loans we obtained and repaid in the nine months ended September 30, 2015 in the amounts of $672.5 million and $737.5 million, respectively, in connection with certain internal reorganization transactions, and (iv) lower interest expense on our revolving credit facility primarily due to a lower interest rate on our outstanding debt in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in interest expense was partially offset by interest on interest rate swaps that we entered into in the nine months ended September 30, 2016. Our interest income increased by $0.1 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The weighted average rate of interest on our debt decreased from 2.8% in the nine months ended September 30, 2015 to 2.1%, including interest on interest rate swaps, in the nine months ended September 30, 2016.

Other income (expense), net. Our net other income was $7.2 million in the nine months ended September 30, 2016, up $4.9 million from $2.3 million in the nine months ended September 30, 2015. This is primarily due to a $5.2 million gain on the divestiture of our cloud-hosted technology platform for the Indian rural banking sector in the third quarter of 2016.

Equity-method investment activity, net. Equity-method investment activity, net in the nine months ended September 30, 2016 primarily represents our $6.3 million share of loss, compared to our $8.0 million share of loss in the nine months ended September 30, 2015, from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014.

Income tax expense. Our income tax expense was $44.8 million in the nine months ended September 30, 2016, up $0.4 million from $44.5 million in the nine months ended September 30, 2015, representing an ETR of 18.9% in the nine months ended September 30, 2016, down from 20.2% in the nine months ended September 30, 2015. The decrease in our ETR is primarily due to certain discrete items, including the reversal of tax reserves for uncertain tax positions, partially offset by changes in the jurisdictional mix of our income.

Net income attributable to redeemable non-controlling interest. Redeemable non-controlling interest primarily refers to the profit or loss associated with the non-controlling interest in the operations of SSE in the nine months ended September 30, 2016, which we discuss in Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders as a percentage of net revenues increased from 9.7% in the nine months ended September 30, 2015 to 10.2% in the nine months ended September 30, 2016. Net income attributable to our common shareholders was $192.6 million in the nine months ended September 30, 2016, up $17.2 million from $175.4 million in the nine months ended September 30, 2015.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2015 and September 30, 2016 is presented below:

	As of December 31, 2015	As of September 30, 2016	Percentage Change Increase/(Decrease)
	(dollars in millions)
Cash and cash equivalents	$450.9	$419.1	(7.1)%
Short-term borrowings	21.5	115.0	434.9
Long-term debt due within one year	39.1	39.2	0.1
Long-term debt other than the current portion	737.3	707.9	(4.0)
Genpact Limited total shareholders’ equity	$1,304.4	$1,308.2	0.3%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

As of September 30, 2016, $391.6 million of the $419.1 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $8.5 million of this cash is held by a foreign subsidiary for which we expect to incur a tax liability and have accordingly accrued a deferred tax liability on its repatriation. $113.4 million of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation.

Pursuant to our share repurchase program, we repurchased 2,884,964 of our common shares between October 1, 2016 and November 8, 2016 at a weighted average price of $23.59 per share for an aggregate cash amount of $68.1 million.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, and additional share repurchases we may make under our share repurchase program. Our working capital needs are primarily to finance payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new service delivery centers, expanding related operations to support our growth, and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$253.6	$222.9	(12.1)%
Investing activities	(78.4)	(95.6)	21.9
Financing activities	(152.8)	(156.6)	2.5
Net increase (decrease) in cash and cash equivalents	$22.4	$(29.2)	(230.7)%

Cash flows from operating activities. We generated net cash from operating activities of $222.9 million in the nine months ended September 30, 2016, down $30.7 million from $253.6 million in the nine months ended September 30, 2015. This decrease is primarily due to a $51.5 million net change in our operating assets and liabilities in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, mainly driven by (i) higher upfront investments in certain large deals in the nine months ended September 30, 2016, (ii) a net increase in income taxes and (iii) higher payments in the nine months ended September 30, 2016 due to accruals for certain sales and strategic planning events and infrastructure repair and maintenance costs in the fourth quarter of 2015. The effect of these items on cash flows was partially offset by a $20.8 million increase in net income adjusted for amortization, depreciation and other non-cash items.

Cash flows from investing activities. Our net cash used for investing activities was $95.6 million in the nine months ended September 30, 2016, up $17.2 million from $78.4 million in the nine months ended September 30, 2015. This increase was primarily due to higher payments for purchases of property, plant and equipment (net of sales proceeds) of $20.6 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Additionally, payments for acquisitions consummated in the nine months ended September 30, 2016 were $20.2 million higher than for acquisitions consummated in the nine months ended September 30, 2015. This increase was partially offset by investments of $7.5 million in our non-consolidated affiliate, Markit Genpact KYC Services Limited, in the nine months ended September 30, 2016, down from $13.5 million in the nine months ended September 30, 2015, and proceeds of $17.6 million from the divestiture of our cloud-hosted technology platform for the Indian rural banking sector in the third quarter of 2016.

Cash flows from financing activities. Our net cash used for financing activities was $156.6 million in the nine months ended September 30, 2016, up $3.8 million from $152.8 million in the nine months ended September 30, 2015. In June 2015, we refinanced our 2012 credit facility, or the 2012 Facility, through a new credit facility, as described below in “Financing Arrangements.” In connection with our entry into the new facility in the second quarter of 2015, we paid $5.5 million in expenses and repaid $135.0 million, representing the amount we had drawn down under the 2012 Facility as of the date of the June 2015 refinancing. Also in the nine months ended September 30, 2015, we obtained and repaid two short-term loans in the amounts of $672.5 million and $737.5 million, in connection with which we paid debt issuance costs of $1.0 million. In the nine months ended September 30, 2016, we repaid $30.0 million of the term loan under our new credit facility and drew down $93.5 million (net of repayments) of our revolving credit facility to meet short-term internal funding requirements. Additionally, we recognized a $13.1 million excess tax benefit related to stock-based compensation in the nine months ended September 30, 2016. No such tax benefit was recognized in the nine months ended September 30, 2015. Proceeds from the issuance of common shares under stock-based compensation plans (net of payments) were $9.1 million higher and payments related to earn-out or deferred consideration were $1.2 million higher in the nine months ended September 30, 2016 than in the nine months ended September 30, 2015. Share repurchase payments were $242.6 million in the nine months ended September 30, 2016 compared to $159.0 million in the nine months ended September 30, 2015.

Financing Arrangements (Credit Facility)

In June 2015, we refinanced the 2012 Facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2015 and September 30, 2016, our outstanding term loan debt, net of debt amortization expense of $3.5 million and $2.9 million, respectively, was $776.5 million and $747.1 million, respectively. As of December 31, 2015 and September 30, 2016, a total of $22.9 million and $116.0 million, respectively, of our revolving credit facility was utilized, of which $21.5 million and $115.0 million, respectively, constituted funded drawdown and $1.4 million and $1.0 million, respectively, constituted non-funded drawdown. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2015 and September 30, 2016, the limits available under such facilities were $15.8 million and $15.2 million, respectively, of which $10.3 million and $11.6 million was utilized, constituting non-funded drawdown. For details on our financing arrangements, refer to Notes 11 and 12 to our consolidated financial statements.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2016:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$808.0	$56.7	$110.7	$640.6	—
— Principal payments	747.2	39.2	78.5	629.5	—
— Interest payments*	60.8	17.5	32.2	11.1	—
Short-term borrowings	115.7	115.7	—	—	—
— Principal payments	115.0	115.0	—	—	—
— Interest payments**	0.7	0.7	—	—	—
Capital leases	4.8	1.9	2.2	0.7	—
— Principal payments	3.9	1.4	1.9	0.6	—
— Interest payments	0.9	0.5	0.3	0.1	—
Operating leases	134.0	29.0	48.2	29.4	27.4
Purchase obligations	30.2	22.7	7.1	0.4	—
Capital commitments net of advances	8.5	8.5	—	—	—
Earn-out consideration	27.1	8.3	9.9	8.1	0.8
— Reporting date fair value	23.1	7.1	8.9	6.7	0.4
— Interest	4.0	1.2	1.0	1.4	0.4
Other liabilities	51.3	27.0	19.3	5.0	—
Total contractual obligations	$1,179.6	$269.8	$197.4	$684.2	28.2

*

Our interest payments on long-term debt are calculated at a rate equal to LIBOR plus a margin of 1.50% per annum based on our election and current credit rating as of September 30, 2016. Amounts shown exclude the impact of interest rate swaps.

**

Our interest payments on short-term debt represent estimated payments at a rate equal to LIBOR plus a margin of 1.50% per annum based on our election and current credit rating as of September 30, 2016 and our expectation for the repayment of such debt.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments." The new guidance is intended to reduce diversity in how certain transactions are classified in the statement of cash flows. The ASU is effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018. Early adoption is permitted. We are in the process of assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” The new guidance eliminates the exception for deferment of tax recognition until the transferred asset is sold to a third party or otherwise recovered through use for all intra-entity sales of assets other than inventory. The ASU is effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018. Early adoption is permitted. We are in the process of assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of September 30, 2016, we were party to interest rate swaps covering a total notional amount of $438.6 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 1.20%.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarterly period ended September 30, 2016, management excluded an evaluation of the internal controls over financial reporting in respect of acquisitions made in the nine months ended September 30, 2016. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of these acquisitions.

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

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In February 2015, the Company’s board of directors, or the Board, authorized a plan to repurchase up to $250.0 million in value of our common shares. During the three months ended March 31, 2016, we completed $250.0 million in share purchases under this program. On February 4, 2016, the Board approved up to an additional $250.0 million in share repurchases under the program, and on September 19, 2016 the Board again approved up to an additional $250.0 million in share repurchases, bringing the total authorization under the Company’s existing program to $750.0 million since February 2015. Our share repurchase plan does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan will be cancelled.

Share repurchase activity during the three months ended September 30, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
July 1-July 31, 2016	1,687,231	26.59	1,687,231	141,818,821
August 1-August 31, 2016	2,380,950	24.58	2,380,950	83,302,824
September 1-September 30, 2016	2,233,107	23.63	2,233,107	280,530,920

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2015 and September 30, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2015 and September 30, 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015, Consolidated Statements of Equity and Redeemable Non-controlling Interest for the nine months ended September 30, 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2016, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2016

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2015 and September 30, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2015 and September 30, 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015, Consolidated Statements of Equity and Redeemable Non-controlling Interest for the nine months ended September 30, 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2016, and (vi) Notes to the Consolidated Financial Statements.