Form 10-K
period 2016-12-31
Genpact LTD
filed 2017-03-01
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $4,049,244,809, based on the closing price of the registrant’s common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $26.84 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

As of February 17, 2017, there were 198,970,955 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

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
•

fluctuations in exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Norwegian krone, Mexican peso, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Israeli new shekel, Colombian peso, Guatemalan quetzal, Peruvian sol, Macau pataca, Malaysian ringgit, Moroccan dirham and Canadian dollar;

ii

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

In this Annual Report on Form 10-K, we use the terms “Genpact,” “Company,” “we” and “us” to refer to both our predecessor company and its subsidiaries, and Genpact Limited and its subsidiaries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

iii

PART I

Item 1.      Business

Overview

Genpact stands for “generating business impact.” We are a global leader in digitally-powered business process management and services. We architect the Lean DigitalSM enterprise through our patented Smart Enterprise Processes (SEPSM) framework that reimagines our clients’ operating models end-to-end, including the middle and back offices. This creates Intelligent OperationsSM that we help design, transform, and run. The impact on our clients is a high return on transformation investments through growth, efficiency, and business agility. For two decades, first as a division of the General Electric Company, or GE, and later as an independent company, we have been passionately serving our clients. Today, we generate impact for a few hundred strategic clients, including approximately one fifth of the Fortune Global 500, and have grown to over 75,000 people in 25 countries, with corporate offices in New York City. The resulting business process and industry domain expertise and experience running complex operations are a unique heritage and focus that help us drive the best choices across technology, analytics, and organizational design.

Our business was initially conducted through various entities and divisions of GE. We began operating as an independent company in 2004, when GE spun off our operations and sold indirect interests in us to our initial investors. In 2007, we completed our initial public offering. In 2012, affiliates of Bain Capital Investors, LLC, or Bain Capital, acquired the majority of the remaining interests held by our initial investors. As of December 31, 2016, Bain Capital (through its affiliates) owned approximately 29% of our outstanding equity.

In 2016, we had net revenues of $2.57 billion, of which $2.21 billion, or 86%, was from clients other than GE, which we refer to as Global Clients, with the remaining $358 million, or 14%, coming from GE.

We provide digitally-driven solutions that draw on our deep domain expertise, our understanding of process operations, analytics and advanced technology, and the operational insight we have acquired from our experience in managing thousands of processes for our clients. We seek to build long-term client relationships with companies that wish to improve the ways in which they do business and to whom we can offer a full range of services. Our business is increasingly focused on digital and consulting solutions, and we made significant investments in these areas in 2016.

Genpact Digital

Genpact’s digital practice helps architect the Lean DigitalSM enterprise, enabling clients to re-imagine their business operations by extending the power of digital all the way through the middle and back offices in an effort to enhance growth, cost efficiency, and business agility. Building on our foundation of deep process expertise in industry and functional domains and our SEPSM framework, our digital approach harnesses advanced technologies to drive transformative solutions for our clients through the application of actionable analytics that can be incorporated into their operations. Through this approach, we strive to improve our clients’ returns on existing IT investments.

In 2016, we opened the Genpact Lean DigitalSM Innovation Center, a lab designed to help our clients drive digital transformations across their enterprises. The Innovation Center enables clients to learn about new digital solutions and how they apply to their specific business needs through a comprehensive program that includes three key components: customer-focused design thinking workshops to help identify and reframe problems and develop innovative ideas that can scale to accelerate business impact; a digital incubation program that leverages carefully selected cutting-edge digital technology disruptors with proven success in developing real-life solutions that add value to the client experience; and a co-innovation lab that brings enterprise executives together with technology and business process experts to turn ideas into actionable prototypes through rapid development.

Smart Enterprise Processes (SEPSM)

SEPSM is our patented and highly granular approach to dramatically improving the performance of business processes. In addition to efficiency, it focuses on maximizing process effectiveness.

SEPSM and its more recent evolution, Digital SEPSM, are based on work done in the Genpact Process Innovation Lab, where we leverage our exposure to thousands of business processes and hundreds of millions of client transactions to map and analyze end-to-end processes at a granular level. This enables us to test the effectiveness of clients’ processes by identifying opportunities for improvement using best-in-class and granular benchmarks gleaned from within and across industries and then applying our deep process knowledge, process-centric technology, and analytical skills to improve them. The result is a client-specific road map for maximizing process effectiveness.

Digital SEPSM builds on our SEPSM framework, developing our digital and domain-specific assets and solutions in an effort to drive business impact for clients in such areas as profitability and cash flows, user and customer experience, speed and strategic risk.  Using Lean and design-thinking principles, we have built proprietary digital assets to address the domain-specific needs of clients in our targeted industry verticals. Our Digital SEPSM solutions leverage our digital expertise in mobility, cloud, workflow, advanced visualization, robotics, and machine learning capabilities and incorporate proprietary frameworks that we use to determine a client’s process, technology and performance maturity.

Our Strategic Client Model

We seek to create long-term relationships with our clients where they view us as an integral part of their organization and not just as a service provider. These relationships often begin with the outsourcing of discrete processes or with shorter-cycle engagements in analytics and research or consulting and transformation services. Over time, these relationships often expand to encompass multiple business processes across a broader set of functions and geographic areas.

No matter how large or small the engagement, we strive to be a seamless extension of our client’s operations. To achieve this goal, we developed the Genpact Virtual CaptiveSM model for service delivery, and we may implement all or some of its features in any given client relationship, depending on the client’s needs. This approach provides clients with dedicated employees and management as well as dedicated infrastructure at our delivery centers to create virtual extensions of the client’s own teams and environments. We train our personnel in the client’s culture to be familiar not only with the process but also with the business environment in which it is being executed.

Our Strategy

The specific elements of our strategy include the following:

Enhance Targeted Vertical Industry and Domain Expertise

Clients want partners who know their industry and processes at a granular level. We continue to seek to enhance our industry and domain capabilities through acquisitions, strategic partnerships and by investing in experienced professionals in our targeted verticals and service areas to strengthen client relationships and help us deliver end-to-end services that drive business impact.

Guide Global Enterprises to Best-in-Class

Our Smart Enterprise Processes (SEPSM) framework, built on the foundation of thousands of Lean Six Sigma-based improvement ideas and benchmarks around granular process performance, builds deeper client relationships and delivers measurable business impact over time. We continue to integrate new digital technologies and data analytics into these frameworks to develop Digital SEPs. Our differentiated framework is critical not only to extending client contracts but also to creating an expansive partnership with our clients.

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

Expand Geographically in Key Markets

We deliver our services and solutions from service delivery centers in 17 countries, including nine locations in the United States. We continue to expand and diversify our delivery capabilities globally in order to be closer to our clients.

Our Services

We seek to deliver significant business impact for our clients by designing, transforming and running a combination of processes, as well as providing solutions that combine elements of several of our service offerings. We recognize that our clients are focused on achieving business outcomes, rather than on transferring particular processes or using particular platforms. Accordingly, we focus on understanding their business needs and the business context of their existing processes in order to design appropriate and comprehensive solutions. We help organizations examine and re-frame the challenges that prevent them from reaching their business objectives by using design-thinking practices to help them reimagine end-to-end processes and rapidly leveraging the power of effective digital solutions, including reusable tools, platforms, and analytics.

Our business focuses on industry verticals in banking and financial services, capital markets, consumer product goods, healthcare, high tech, infrastructure, manufacturing and services, insurance, and life sciences. Our core domain expertise within these industry verticals includes the following:

•

Banking and Financial Services.  Our banking and financial services core operations include application processing; mortgage loan origination; wealth management; risk management and compliance activities; omnichannel account servicing and setup; collections and customer services; commercial lending, business banking, auto finance, and finance and accounting activities. We use our analytics capabilities to help our clients price products, estimate capital and reserve requirements, analyze and monitor portfolios, and manage risk. We also handle reporting and monitoring services for statutory and regulatory compliance, portfolio and performance review services and financial planning and tax services. Our services for financial services clients include investment banking support for deals, asset-backed finance surveillance, trade finance support, payment and fraud operations support, credit and market risk management, operational risk management and continuous transaction monitoring. Our wealth management services include brokerage and retirement offerings that provide end-to-end process services, including onboarding, reconciliations, plan administration, fund administration and trade support.

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

•

Consumer Product Goods.  Our consumer product goods services include trade promotion optimization, trade promotion management, order management, master data management, customer service, marketing optimization, supply chain decision services, marketing analytics, market mix modeling, and enterprise services such as finance and accounting, indirect procurement and IT operations. We also provide supplier risk management, supplier recovery audit, shopper analytics, store and product-mix optimization services.

•

Healthcare.  Our healthcare expertise covers a full spectrum of services including end-to-end transactional processes, advanced technology, analytics and consultative and transformational solutions for payers, providers and pharmacy benefit managers. Our solutions help payers and providers manage the end-to-end life cycle of a claim, from claims processing and adjudication to claims recovery and payment integrity, leveraging comprehensive solutions including consulting, enterprise application services, infrastructure management services and integrated business-process-as-a-service (BPaaS) solutions. Our regulatory compliance solutions encompass planning, business alignment systems change management, training and testing.

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

•

Insurance.  Our insurance services include underwriting, claims management, risk and catastrophe modeling, customer segmentation and loyalty, and finance and accounting activities. We offer insurance services to several industry sectors—life and annuities, property and casualty, and reinsurance. We cover many phases of insurance business processes, including in the areas of product development, finance, risk management, actuarial modeling, sales and marketing, underwriting support, claims and policy administration, and brokerage operations.

•

Life Sciences.  Our life sciences and pharmaceutical services include contract management for managed markets; regulatory affairs services, including lifecycle management, regulatory operations, Chemistry Manufacturing Controls (CMC) compliance, safety and pharmacovigilance, and regulatory information management; multi-channel customer experience for medical information, sales and marketing, direct-to-consumer support, patient assistance programs (access and reimbursement), and patient support programs; and enterprise services such as finance and accounting (F&A), indirect procurement, IT operations, risk management and audit support. We also provide comprehensive analytics services including market research and competitive intelligence, patient level data analysis, physician and drug analysis, social media monitoring and data management.

Our professional services offerings in these core industry verticals are driven by our broad end-to-end process expertise in a number of service areas, including analytics and research, collections and customer services, consulting and transformation services, core industry operations services, enterprise application services, finance and accounting (F&A) services, IT infrastructure management services, and supply chain and procurement services.

Analytics and Research

Our analytics and research capabilities are central to our ability to improve business operations and drive transformational value for clients. We offer analytics services in areas where we have domain expertise, both on a standalone basis and as an integrated part of our other service offerings. We help our clients reimagine their business operations in the context of analytics and technology through the delivery of Genpact Intelligent OperationsSM fueled by our Lean DigitalSM approach. Using Systems of EngagementTM, we have built what we refer to as the Genpact Intelligent Process Insights Engine, a process-aware platform that embeds technology and analytics to deliver purpose-built analytics applications.

Through our Data-to-ActionSM Analytics approach, we deliver measurable business outcomes to clients across industries. Companies do not always recognize the inherent potential in data or have the capability to apply rigorous analytical models that can reveal opportunities. Our domain-specific analytics prowess, along with a sophisticated innovation ecosystem, is embedded in our service offerings to help clients make timely, informed and fact-based decisions. By quantitatively and qualitatively scrutinizing data, we can deliver the insight necessary for clients to assess new business opportunities, mitigate market risks, and make better business decisions. Our innovation centers in Bangalore, India, and Palo Alto, California facilitate collaboration and innovation with clients, partners and industry experts by bringing together process-centric digital technologies, design thinking, data and analytics, and deep domain expertise.

Collections and Customer Services

Our collections and customer services are provided primarily in the areas of consumer banking, business-to-business finance and mortgage servicing. Our collections services include collections strategy design through smart analytics and a full range of accounts receivable management services, such as early to late stage collections, skip-

tracing, refunds and other specialized services. In our collections services, we act as an agent only; we do not acquire debts for our own account or handle debtor payments. Our customer services include account servicing and customer care services such as handling customer queries, general servicing and dispute resolution. We support omnichannel interactions and provide origination and order management support.

Consulting and Transformation Services

Our consulting teams apply Lean DigitalSM practices to help clients design the right strategy and target operating model for their functions. We help clients develop transformation roadmaps that deliver all components of a target operating model vision and implement process-driven improvements. Our business and enterprise risk consulting teams support our clients through transformation delivery, including enhanced internal controls and regulatory compliance. We partner with our clients to reimagine their controllership functions and improve their risk and control environments across operational and regulatory processes while preserving value and mitigating risk exposure.

Our transformation services leverage digital, analytics and consulting solutions to help clients create competitive advantage and realize cost savings or increase revenues by improving or re-engineering business processes that are underperforming or by designing new processes to meet growth objectives. Clients engage our transformation teams to provide an end-to-end view of their organization and help determine business-process needs at the strategic and execution levels. Strategically, we help clients achieve a comprehensive assessment of how well their enterprise-level processes – such as source to pay, order to cash, record to report, inquiry to order, new product introduction and salesforce effectiveness – perform against industry benchmarks and best practices. At the execution level, we institutionalize the recommendations by deploying resources to train the client team and drive sustainable best practices.

Our consulting and transformation services build on our deep understanding of the complete enterprise operating model and draw on our expertise in process, state-of-the-art technology, organizational structures, compliance and risk-mitigation strategies. We combine a design-thinking approach with our industry and domain expertise to create client offerings that apply cutting-edge digital technologies and analytics with the goal of driving fundamental shifts in clients’ business performance.

Core Industry Operations Services

We help our clients design, transform and run core enterprise operations specific to their industries. On the foundation of domain expertise embedded in our SEPSM frameworks, we use Lean DigitalSM to leverage digital technologies and specialized analytics to power Intelligent OperationsSM. We support our clients’ core operations in retail and commercial banking, capital markets, insurance, healthcare, life sciences, manufacturing, consumer goods and retail, and high tech.

Enterprise Application Services

Our information technology approach focuses on business outcomes and related business processes. Equipped with industry and functional expertise and guided by our proprietary Lean DigitalSM approach, we aim to create Intelligent OperationsSM that execute efficiently and effectively, and continuously learn to adapt. Our focused approach is designed to maximize the impact that business processes have on business outcomes while limiting capital expenditures, risk, complexity, and time-to-benefit. Our solutions include business intelligence and big data, enterprise resource planning, quality assurance and technology integration. We also have significant expertise in Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle, SAP and Microsoft.

Finance and Accounting (F&A)

We believe we are one of the world’s premier providers of F&A services. Our services include Accounts Payable (AP), Order to Cash (OTC), Record to Report (R2R), Enterprise Performance Management (EPM), and Enterprise Risk and Compliance (ERC) services. Our AP services span the end-to-end AP function and include document management, invoice processing, approval and resolution management, and T&E processing. Our OTC services cover customer master data management, credit and contract management, fulfillment, billing, collections, and dispute management services. Our R2R services encompass accounting, closing and reporting, including SEC and regulatory reporting, treasury, tax services, and product cost accounting. Our EPM services include budgeting, forecasting, business performance reporting and analytics, including predictive analytics. Our ERC services specialize in operational risk and controls, Sarbanes-Oxley Act advisory, third-party risk management and regulatory compliance with services such as enterprise risk management, internal audits, Foreign Corrupt Practices Act and IT risk management.

In addition to managing our clients’ finance and accounting processes, we help them design, transform, and run their finance operating models to achieve best-in-class performance. As part of our Lean DigitalSM approach, Genpact Systems of EngagementTM for F&A creates an agile technology layer that complements existing systems of record, providing continuity of information and operations across the enterprise. Our Systems of EngagementTM modules for OTC, AP, R2R, and EPM support smart processes, detailed analytics, and a host of agile technologies, including proprietary cloud-based technology platforms and bolt-on, best-of-breed solutions from our technology partners. Our F&A services also include Digital SEPSM frameworks and solutions, which aim to reimagine client processes.

IT Infrastructure Management Services

Our IT infrastructure management services consist of end user computing, infrastructure management services, application production support and database management services. We provide support in more than 25 languages with a global footprint of native speakers. We provide monitoring and management of clients’ data centers, servers, storage, emails, networks, databases, applications and end user devices. We use a network of Remote Operations Centers to provide 24/7 infrastructure monitoring and management. Along with Information Technology Infrastructure Library (ITIL) ISO 20000, we use Six Sigma and Lean principles to address technology problems and to enable our clients to align their IT capabilities with their business priorities and at the same time reduce technology costs. We use our proprietary SEPSM framework Service Disruption to Restore (D2R), along with our accelerators and IP frameworks, to continuously reduce defects. We also provide cloud infrastructure services, IT service integration and management and cyber security services apart from ITIL implementation services.

Supply Chain and Procurement

Our supply chain and procurement services include direct and indirect strategic sourcing, category management, spend analytics, procurement operations, master data management, and other procurement and supply chain advisory services. We work with our clients to design, transform and run sourcing strategies across expense categories, drive process compliance and realize significant cost reduction in their businesses. This includes sourcing and procurement process transformation, inventory planning and optimization, value transformation and process automation. Using our Lean DigitalSM approach, we integrate disparate technology systems and provide dynamic digital dashboard reporting while transforming business operations and improving service productivity. We leverage our technology expertise in delivering our services in this area, particularly in automating order management processes and optimizing the supply chain. We have competency in many of the custom platforms used by our clients and are not tied to any single platform or vendor.

Our Clients

Our clients include some of the best known companies in the world, many of which are leaders in their respective industries.

GE has been our largest client since our inception and accounted for approximately 14% of our 2016 revenues. We currently provide services to most of GE’s business units, including GE Capital, Power and Water, Oil and Gas, Energy Management, Renewables, Aviation, Healthcare, Transportation, Current, Digital and Corporate. The services we currently provide to GE are broad in their nature and are drawn from all of our service offerings. Although we have a single master services agreement, or MSA, with GE, we have many statements of work, or SOWs, with GE business units that cover in more detail the nature of the work we will perform and the amounts we will bill for the relevant services. As a general matter, each GE business unit makes its own decisions as to whether to enter into a SOW with us and as to the terms of any such SOW. Therefore, although some decisions may be made centrally at GE, our revenues from GE are generally attributable to a number of different businesses each with its own leader responsible for decision-making regarding our services.

We have over 700 clients spread across a variety of industries and geographies. Our net revenues from clients other than GE, or Global Clients, have grown rapidly in the last five years, from $1.12 billion in 2011 to $2.21 billion in 2016, a compound annual growth rate of 14.7%. Our net revenues from Global Clients as a percentage of total net revenues increased from approximately 70% in 2011 to approximately 86% in 2016. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classification of Certain Net Revenues.” The majority of our Global Clients are based in the United States, and we also have Global Clients in Europe, Asia and Australia.

Our contracts with our clients generally take the form of an MSA, which is a framework agreement that is then supplemented by SOWs. Our MSAs specify the general terms applicable to the services we will provide. For a description of our MSAs and SOWs, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

We serve about one fifth of the Global Fortune 500, including AstraZeneca, Boeing, Citigroup, GE, GlaxoSmithKline, Heineken, Honeywell, Kraft-Heinz, Merck, Nissan, Walgreens and Wells Fargo.

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

As of December 31, 2016, we had approximately 75,000 employees. We monitor and manage our attrition rate very closely, and believe it is one of the lowest in the industry. We attribute this to our reputation, our ability to attract high quality applicants, our emphasis on maintaining our culture and the breadth of exposure, experience and opportunity for advancement that we provide to our employees.

Lean and Six Sigma Methodologies

Lean is a methodology for reducing waste or inefficiency in a process. Among other things, it is designed to measure and eliminate overproduction, over-processing and waiting, and to improve the flow of a process. Six Sigma is a method for improving process quality by removing variation, defects and their causes from business activities. We have Lean Six Sigma programs that train, test and grade employees in Lean and Six Sigma principles and award them Lean Six Sigma certifications. In 2015, we launched a simplified transformation framework – ProDGSM, a four-step method focused on driving outcomes leveraging Lean Six Sigma, transformation, change management, digital and design-thinking tools. The rankings of Lean Six Sigma qualifications from lowest to highest are green belt, black belt and master black belt. With the growing prevalence of digital technologies incorporated in our solutions, we also certify digital black belts and digital master black belts.

As of December 31, 2016, we had more than 17,000 employees with Six Sigma green belt training, over 500 employees with Six Sigma black belt training, and more than 46,000 Lean-trained employees. This large number of employees with Lean Six Sigma training helps infuse our organization with a disciplined, analytical approach to everything we do.

Recruiting

We face meaningful competition for skilled employees in every jurisdiction in which we operate. We have refined our talent acquisition strategy by organizing our recruiting teams by industry vertical and utilizing an internal executive recruiting team, social media platforms, online job portals and professional search firms to recruit globally. Our internal employee referral program has also become a key recruiting vehicle for us. We believe that our focus on our employees’ career development makes us attractive to candidates beyond our delivery center locations. As part of our global diversity and inclusion efforts, we have implemented Career 2.0, a program to attract top female leaders who have just returned from the workforce after an extended break.

Training and Development

We believe in extensive and continuous training of our employees. We have the infrastructure to train approximately 6,000 people at any one time with approximately 250 trainers. In 2016, we had more than 16,500 employees enrolled in part-time professional degree, e-learning and other non-degree programs provided internally or by universities and other third parties. Our training programs are designed to transfer the industry-specific knowledge and experience of our industry leaders to our employees to ensure we maintain our deep process and domain expertise across the industries and processes in which we work. Our training programs cover a large number of topics, including specific service offerings, key technical and IT skills, our different clients’ workplace cultures and Lean and digital transformation methodologies. A large part of our continuous training is designed to impart the skills and knowledge required by our employees to move to positions of increasing responsibility within Genpact.

Retention

In order to meet our growth and service commitments, we are constantly striving to attract and retain employees. There is significant turnover of employees in the business process management and information technology sectors generally, particularly in India where the majority of our employees are currently based. Our attrition rate for all employees who have been employed by us for one day or more was 26% in 2016. We believe this rate is relatively low for our industry based on statistics published by industry associations such as NASSCOM. We attribute this low attrition rate to a number of factors, including our effective recruiting measures, extensive training and a strong culture of providing opportunities for growth and learning.

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

Corporate Social Responsibility

Our Corporate Social Responsibility (CSR) initiative aims to integrate our social and environmental priorities with our operational fabric.  Genpact’s approach to CSR focuses on three pillars that reflect our strengths and core expertise and include causes that our employees are passionate about:

•	Education and employability
•	Environment and sustainability
•	Diversity and inclusion

We have institutionalized a culture of giving and volunteering through a number of global platforms, programs, projects and social initiatives. Our more than 15,000 employee volunteers have, among other things, helped underprivileged children and women to develop vocational skills, worked on environmental initiatives such as rejuvenating urban forest land and participating in cleaning drives, and participated in programs that address the health and nutritional needs of the poor. Additionally, more than 15,000 of our employees have participated in our payroll-based charitable donation programs.

Our Alliances

We have entered into and continue to pursue partnerships or alliances with companies whose capabilities complement ours in an effort to enhance our existing solutions or create new solutions to address market needs. Such alliances may be transaction- or deal-specific, may be for the development of joint capabilities in a service line or may take the form of enterprise-wide transformational partnerships.  Our alliances generally fall into one of four categories: joint ventures; strategic, go-to-market alliances; deal-specific partnerships to provide a joint solution to a client; or digital and other “white label” partnerships.

Our digital partnerships aim to nurture relationships with established and emerging players and start-ups that specialize in leading-edge disruptive digital technologies that we can embed into our solutions. Our Lean DigitalSM Innovation Center in Palo Alto supports these partnerships, combining our partners’ solutions with our expertise and hands-on practical experience.

Sales and Marketing

We market our services to both existing and potential clients through our business development team and our global relationship managers. Members of this team are based around the globe, including in the United States, Europe, Australia and Asia, and dedicate their time to expanding the services we provide to our existing clients as well as acquiring new clients.

We have designated client partners and global relationship managers for each of our strategic relationships. The relationship manager is supported by process improvement, quality, transition, finance, human resources, information technology and industry/product subject matter expert teams to ensure the best possible solution is provided to our clients. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as the Net Promoter Score. Our sales force is primarily organized by industry vertical teams that are supported by horizontal service offerings.

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

As our relationship with a client grows, the time required to win an engagement for additional services often gradually declines. In addition, as we become more knowledgeable about a client’s business and processes, our ability to identify opportunities to create value for the client typically increases. For example, productivity benefits and greater business impact can often be achieved by applying our Lean DigitalSM approach and SEPSM methodology, by focusing on processes that are “upstream” or “downstream” from the processes we initially handle, or by applying our analytical, consulting and digital capabilities to transform processes.

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

Global Delivery Platform

A key differentiator is our global network of 75 delivery centers in 17 countries. We also have a number of employees who work directly in client locations or provide services from a virtual environment which offers flexibility for both clients and employees. Our presence in locations around the world provides us with multilingual capabilities, access to a larger talent pool, “near-shoring” capabilities to take advantage of time zones, as well as the ability to provide services from the United States. With this network, we manage complex processes in multiple geographic regions. We use different locations for different types of services depending on the specific client needs and the mix of skills and cost of employees available in each location. We choose the location of our delivery centers based on a number of factors, which include the available talent pool, infrastructure, government support and operating costs, as well as client demand.

We have been a pioneer in our industry in opening centers in several cities in India as well as in some of the other countries in which we operate. We were one of the first companies in our industry to establish operating centers in certain locations, including Dalian, Foshan and Huaqiao in China; Bucharest in Romania; and Gurgaon, Hyderabad, Jaipur and Kolkata in India. We regularly evaluate new locations, including new countries and new cities within countries in which we currently operate, as potential sites for delivery centers and offices. Our delivery centers are located in Brazil, China, the Czech Republic, Guatemala, India, Israel, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Romania, Slovakia, South Africa, the United Kingdom and the United States. As of December 31, 2016, we provided services in more than 30 languages.

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

Competition

We operate in a highly competitive and rapidly evolving global market. We have a number of competitors offering services that are the same as or similar to ours. Our competitors include:

•	large multinational service providers and accounting firms that provide consulting and other professional services;
•	companies that are primarily business process service providers operating from low-cost countries, most commonly India;
•	companies that are primarily information technology service providers with some business process service capabilities;
•	smaller, niche service providers that provide services in a specific geographic market, industry or service area, including digital; and

•	in-house departments of companies that use their own resources rather than engage an outside firm for the types of services and solutions we provide.

Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies. We believe that the principal competitive factors in our industry include:

•	skills and capabilities;
•	technical and industry expertise;
•	innovative service and product offerings, including digital offerings;
•	ability to add value, including through continuous process improvement;
•	reputation and client references;
•	contractual terms, including competitive pricing;
•	scope of services;
•	quality of services and solutions;
•	ability to sustain long-term client relationships; and
•	global reach and scale.

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

In addition, the terms of our service contracts typically require that we comply with applicable laws and regulations. In some of our service contracts, we are contractually required to comply even if such laws and regulations apply to our clients, but not to us, and sometimes our clients require us to take specific steps intended to make it easier for our clients to comply with requirements that are applicable to them. In some of our other service contracts, our clients undertake the responsibility to inform us about laws and regulations that may apply to us in jurisdictions in which they are located.

If we fail to comply with any applicable laws and regulations, we may be restricted in our ability to provide services, and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations. Our clients generally have the right to terminate our contracts for cause in the event of regulatory failures, subject to notice periods. See Item 1A—“Risk Factors—Risks Related to our Business—Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these laws and regulations could harm our business.” If we fail to comply with contractual commitments to facilitate our clients’ compliance, we may be liable for contractual damages, and clients in regulated industries may be less willing to use our services. In addition, public figures in the United States, including the current U.S. President and members of his administration, have suggested that changes to certain regulations applicable to us may potentially be adopted. See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

In the United States, we are either directly subject to, or contractually required to comply or facilitate our clients’ compliance with, laws and regulations arising out of our work for clients operating there, especially in the area of banking, financial services and insurance, such as the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Right to Financial Privacy Act, the Bank Secrecy Act, the USA PATRIOT Act, the Bank Service Company Act, the Home Owners Loan Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and regulation by U.S. agencies such as the SEC, the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit

Union Administration, the Commodity Futures Trading Commission, the Federal Financial Institutions Examination Council, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau. We are also subject to regulation under the Health Insurance Portability and Accountability Act, the Federal Trade Commission Act, the Family Educational Rights and Privacy Act, the Communications Act, the Electronic Communications Privacy Act and applicable regulations in the area of health and other personal information that we process as part of our services.

Because of our debt collections work in the United States, we are also regulated by laws such as the Truth in Lending Act, the Fair Credit Billing Act and the Fair Debt Collection Practices Act and related regulations. We are currently licensed to engage in debt collection activities in all jurisdictions in the United States where licensing is required.

Because of our mortgage origination activities in the United States, in addition to the applicable regulations listed above, we are subject to laws such as the S.A.F.E. Mortgage Licensing Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Homeowners Protection Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act and by regulatory bodies such as the U.S. Department of Housing and Urban Development. We currently hold mortgage-related licenses, registrations or letters of exemption from licensing in all 50 U.S. states and the District of Columbia and are regulated by each applicable state regulatory agency.

Because of our insurance processing activities, we are currently licensed as a third-party administrator in 41 states and are regulated by the department of insurance in each such state. In two other states, we qualify for regulatory exemption from licensing based on the insurance processing activities we provide.

We are affected by laws in the United States, the United Kingdom and the EU that are intended to limit the impact of outsourcing on employees in those countries. See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

We are also subject to laws and regulations on direct marketing, such as the Telemarketing Consumer Fraud and Abuse Prevention Act and the Telemarketing Sales Rule, the Telephone Consumer Protection Act and rules promulgated by the Federal Communications Commission, and the CAN-SPAM Act.

We are subject to laws and regulations governing foreign trade, such as export control, customs and sanctions regulations maintained by government bodies such as the Commerce Department’s Bureau of Industry and Security, the State Department’s Directorate of Defense Trade Controls and the Treasury Department’s Office of Foreign Assets Control, and Homeland Security Department’s Bureau of Customs and Border Protection.

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

Under Bermuda law, “exempted” companies are companies formed for the purpose of conducting business outside Bermuda. As an exempted company, we may not, without a license granted by the Minister of Economic Development, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind, for which we are not licensed in Bermuda.

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

Executive Officers

The following table sets forth information concerning our executive officers as of February 15, 2017:

Name	Age	Position(s)
N.V. Tyagarajan	55	President, Chief Executive Officer and Director
Edward Fitzpatrick	50	Chief Financial Officer
Patrick Cogny	50	Senior Vice President, Infrastructure, Manufacturing & Services and High Tech
Victor Guaglianone	61	Senior Vice President, General Counsel and Corporate Secretary
Piyush Mehta	48	Senior Vice President, Chief Human Resources Officer
Arvinder Singh	52	Senior Vice President, Capital Markets and IT Services
Mohit Thukral	51	Senior Vice President, Banking, Financial Services and Insurance

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

Patrick Cogny has served as our Senior Vice President of Infrastructure, Manufacturing and Services since September 2011 and has also been responsible for our High Tech business since January 2017. From 2005 to August 2011, he was the Chief Executive Officer of Genpact Europe. Prior to this, he spent 15 years working for GE in the Healthcare business and in the GE Europe corporate headquarters, in France, the United States and Belgium.

Victor Guaglianone has served as our Senior Vice President, General Counsel and Corporate Secretary since January 2007. From 2004 to 2007, he was senior counsel at Holland & Knight LLP. From 2003 to 2004, he served as a commercial arbitrator for the American Arbitration Association. Prior to 2003, he spent 16 years at GE Capital, most recently as Vice President and Associate General Counsel.

Piyush Mehta has served as our Senior Vice President, Chief Human Resources Officer since March 2005. He has worked for us since 2001, initially as Vice President of Human Resources.

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

Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, including through the adaptation and expansion of our services and solutions in response to ongoing changes in technology and offerings, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.

Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. Volatile, negative or uncertain global economic conditions and lower growth in the markets we serve have adversely affected and could in the future adversely affect client demand for our services and solutions. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital- and cloud-related offerings, which are continually evolving as developments such as artificial intelligence, automation, Internet of Things and as-a-service solutions are commercialized. Technological developments such as these may materially affect the cost and use of technology by our clients and, in the case of as-a-service solutions, could affect the nature of how we generate revenue. Some of these technologies, such as cloud-based services, artificial intelligence and automation, and others that may emerge, have reduced and replaced some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall.

Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.

We operate in a rapidly evolving environment in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated, less competitive or obsolete when compared to other alternatives, which may adversely affect our results of operations. In addition, companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for the services and solutions we offer, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation.

Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.

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

In the United States, federal and state measures aimed at limiting or restricting offshore outsourcing have been occasionally proposed and enacted.  The measures that have been enacted to date generally have restricted the ability of government entities to outsource work to offshore business process service providers and have not materially adversely affected our business, primarily because we do not currently work for such governmental entities and they are not a focus of our sales strategy. Such measures might, for example, require call centers to disclose their geographic locations, require notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, require disclosures of companies’ foreign outsourcing practices, or limit eligibility for government contracts or financial incentives for companies that transfer work to foreign work locations. Measures to expand privacy protections in the United States could discourage offshore outsourcing by, for example, requiring notice and consent as a condition for sharing sensitive personal information with third-party service providers. In addition, public figures in the United States, including the current U.S. President and members of his administration, have suggested that U.S. businesses be subjected to tax or other consequences for outsourcing, with incentives for returning outsourced operations to the U.S., although it is not known what specific measures might be proposed or how they would be implemented and enforced.  There can be no assurance that pending or future legislation or executive action in the United States that would significantly adversely affect our business, results of operations, and financial condition will not be enacted.

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

We are subject to, or subject to contractual requirements to comply with or facilitate our clients’ compliance with, numerous, and sometimes conflicting, legal regimes on matters such as anticorruption, import/export controls, trade restrictions, taxation, immigration, internal and disclosure control obligations, securities regulation, anti-

competition, data privacy and protection, wage-and-hour standards, and employment and labor relations. Our clients’ business operations are also subject to numerous regulations, and our clients may require that we perform our services in compliance with regulations applicable to them or in a manner that will enable them to comply with such regulations.

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

In particular, in many parts of the world, including countries in which we operate and/or seek to expand, common practices in the local business community might not conform to international business standards and could violate anticorruption laws or regulations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010. Our employees, subcontractors, agents, joint venture partners, the companies we acquire and their employees, subcontractors and agents, and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, any of which could materially adversely affect our business, including our results of operations and our reputation.

Tax matters may have an adverse effect on our operations, effective tax rate and financial condition.

We are subject to income taxes in the United States and in numerous foreign jurisdictions, notably in India where we have substantial operations. Our provision for income taxes, actual tax expense and cash tax liability could be adversely affected by a variety of factors including, but not limited to, lower income before taxes generated in countries with lower tax rates; higher income generated in countries with higher tax rates; changes in tax laws and regulations or in applicable income tax treaties; changes in accounting principles or interpretations thereof or in the valuation of deferred tax assets and liabilities; the possible disappearance of certain tax concessions that we have enjoyed in prior years; and adverse outcomes of tax examinations and pending tax-related litigation. Any of these factors could have a material adverse effect on our operations, effective tax rate and financial condition.

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service and tax authorities around the world, notably in India where we have substantial operations, and there can be no assurance that negative outcomes from those examinations or any appeals therefrom will not adversely affect our provision for income taxes and cash tax liability, which in turn could have a material adverse effect on our operations, effective tax rate and financial condition. For example, the Government of India is appealing a 2011 ruling by the Delhi High Court that Genpact India Private Limited (one of our subsidiaries) cannot be held to be a representative assessee of GE in connection with an assertion that GE has a “permanent establishment” in India by reason of a 2004 transfer of shares of our predecessor company. We believe that, if the Government of India is successful in its appeal, GE would be obligated to indemnify us for any resulting tax, though there can be no assurance as to the outcome of this matter.

In addition, the Government of India issued assessment orders to us in 2014, 2015 and 2016 seeking to assess tax on certain transactions that occurred in 2009, 2010 and 2013. We do not believe that the transactions should be subject to tax in India under applicable law, including due to the relief provided under the Mauritius-India treaty, and have accordingly filed appeals.  Our appeal in respect of tax year 2010 has been resolved in our favor. We have received demands for potential tax claims resulting from assessments related to tax years 2009 and 2013 in an aggregate amount of $158 million, including interest. To date, we have paid a total of $20 million toward these demands to the Indian tax authority under protest, and may be required to pay the remainder of the demands pending resolution of the matter. There is no assurance that we will prevail in this matter or similar transactions, including where we have relied on the Mauritius-India treaty, and a final determination of tax in the amounts claimed could have a material adverse effect on our operations, effective tax rate and financial condition.

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

Furthermore, there is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development (OECD) and the European Union (EU) to amend existing international tax rules in order to render them more responsive to current global business practices. For example, in October 2015 the OECD published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting (BEPS) initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package will require amendments to the domestic tax legislation of various jurisdictions. Separately, the European Union is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefitted taxpayers in particular cases. In 2016, some members of the U.S. Congress began publicly considering potential tax reform, including the possibility of replacing large parts of the existing federal income tax with a “destination-based cash flow tax” that could result in higher taxes being imposed on entities buying goods and services provided from outside the United States. The current U.S. President and his administration have stated that they are considering this proposal as well as other potential tax reforms. While the details of any proposed changes in U.S. tax law being discussed are unknown at this point and there is no certainty that any changes will be implemented, any changes imposing higher taxes on entities buying goods and services from outside the United States could have a material adverse effect on our operations, effective tax rate and financial condition and could materially reduce the willingness of clients and prospective clients to utilize our services. See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

Although we monitor these developments, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. As these and other tax laws and related regulations and practices change, those changes could have a material adverse effect on our operations, effective tax rate and financial condition.

If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase.

We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, financing, marketing, sales and delivery functions. U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be on arm’s-length terms. We consider the transactions among our subsidiaries to be substantially on arm’s-length terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows, which in turn could have a material adverse effect on our operations, effective tax rate and financial condition.

Historically, GE has accounted for a significant portion of our revenues and any material loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.

Historically, we have derived a significant portion of our revenues from GE. For 2014, 2015 and 2016, GE accounted for 20.4%, 18.7% and 13.9% of our revenues, respectively. As a result of GE’s publicly announced plan to divest a significant portion of its GE Capital business, our services for GE have declined and we expect that our services for GE will continue to decline as GE concludes the planned divestitures. We intend to continue to make efforts to procure contracts with respect to the divested businesses; however, there can be no assurance that we will be able to procure any such contracts or that such contracts would be on favorable terms. In addition, we recently entered into a new master services agreement, or MSA, with GE, effective January 1, 2017, which replaced our prior MSA with GE that expired in December 2016 under which GE was committed to purchase minimum amounts of services annually.  Under the new MSA, GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is no longer required to purchase a minimum amount of services from us.  In addition, GE has the right to terminate the MSA or any statement of work in whole or in part for any reason by providing us 30 days’ notice. As a result of the foregoing, we expect that our revenues from GE will be more volatile in the future and may go through periods of decline as well as increase. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues” for further information regarding our new MSA with GE.

We expect that any business with GE that we retain will continue to come from a variety of GE’s businesses and that, in general, GE’s decisions to use our services will continue to be made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, we expect that the total level of business we receive will continue to depend on the decisions of the various operating managers of such businesses. Finally, there can be no assurance that GE will not establish its own business unit to provide English-language business process services from low-wage countries or otherwise compete with us.

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

In 2016, more than 65% of our revenues were derived from clients based in North America and more than 15% of our revenues were derived from clients based in Europe. Additionally, in 2016, more than 40% of our revenues were derived from clients in the financial services industry, which includes insurance.

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

We continue to expand the nature and scope of our engagements, including by incorporating digital solutions that use social, mobility, big data and cloud-based technologies. Our ability to effectively offer a wide breadth of end-to-end business solutions depends on our ability to attract existing or new clients to new service offerings, and the market for end-to-end solutions is highly competitive. We cannot be certain that our new service offerings, particularly our digital offerings, will effectively meet client needs or that we will be able to attract clients to these service offerings. The complexity of our new service offerings, our inexperience in developing or implementing them, and significant competition in the markets for these services may affect our ability to market these services successfully. In addition, the breadth of our existing service offerings continues to result in larger and more complex projects with our clients, which have risks associated with their scope and complexities. Our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages. Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our profitability.

We may fail to attract and retain enough qualified employees to support our operations.

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—“Business—Our People.” In 2016, our attrition rate for all employees who were employed for a day or more was approximately 26%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2016 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

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

Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, UK pounds sterling, the Australian dollar, the Japanese yen and the Indian rupee. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, Romanian lei, euros, UK pounds sterling, Philippine pesos, Japanese yen, Polish zloty, Mexican pesos, Guatemalan quetzals, the South African rand and Hungarian forints. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee, the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar or if the currencies in which we receive revenues, such as the euro, depreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our Indian rupee-U.S. dollar, Mexican peso-U.S. dollar, Philippines peso-U.S. dollar, euro-U.S. dollar, euro- Romanian leu, pound sterling-U.S. dollar, Australian dollar-U.S. dollar and our Chinese renminbi-Japanese yen foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner. In addition, in some countries such as India and China, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Foreign exchange gains (losses), net.”

Restrictions on entry visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.

Our business depends on the ability of our employees to obtain the necessary visas and entry permits to do business in the countries where our clients and, in some cases, our delivery centers, are located. In recent years, in response to terrorist attacks and global unrest, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting visas. If further terrorist attacks occur or global unrest intensifies, then obtaining visas for our personnel may become even more difficult. Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas. Adverse economic conditions in countries where our clients may be located may create an environment where countries, including the United States, may restrict the number of visas or entry permits available.  In general, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions, terrorist attacks or other events.  In addition, there is currently uncertainty with respect to immigration laws and standards in the United States due to potential policy changes suggested by public figures, including the current U.S. President and members of his administration, although it is not currently known what, if any, specific measures might be proposed or how they would be implemented or enforced.

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

On June 30, 2015, we entered into a five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The credit agreement provides for an $800 million term credit facility and a $350 million revolving credit facility, and may be increased by us by up to $150 million (or a greater amount based on certain conditions). The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2016, the total amount due under the credit facility, including the amount utilized under the revolving facility, was $900 million.

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

In addition, we may have limited ability to increase our borrowings under our existing credit agreement without increased pricing. We may in the future require additional financing to fund one or more acquisitions, pay dividends or repurchase shares and may not be able to obtain such additional financing on competitive terms, which could restrict our ability to complete such transactions.

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

We are often required to collect, process and store proprietary, personally identifying or other sensitive or confidential client data in the operation of our business or in connection with the services we provide under our contracts, including names, address, social security numbers, personal health information, credit card account numbers, payment history records, and checking and savings account numbers. In addition, we collect and store data regarding our employees. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate. If any person, including any of our current or former employees, negligently disregards or intentionally breaches our established controls with respect to sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

In addition, the products, services and software that we provide to our clients may contain or introduce cybersecurity threats or vulnerabilities to our clients’ information technology networks, intentionally or unintentionally.  Our clients may maintain their own proprietary, sensitive, or confidential information that could be compromised in a cybersecurity attack, or their systems may be disabled or disrupted as a result of such an attack.  Our clients, regulators, or other third-parties may attempt to hold us liable, through contractual indemnification clauses or directly, for any such losses or damages resulting from such an attack.

The threat of incursion into our information systems and technology infrastructure has increased and evolved in recent years with the increasing number and sophistication of third parties who have hacked, attacked, disrupted or otherwise invaded information systems of other companies and have misappropriated or disclosed data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, whether through breach of our computer systems, systems failure or otherwise, the market perception of the effectiveness of our security measures and our reputation could be harmed and we could lose existing or potential customers. Our clients, suppliers, subcontractors, and other third parties with whom we do business generally face similar cybersecurity threats, and in some cases we must rely on the safeguards adopted by these parties. We may also be liable to our clients or others for damages caused by disclosure of confidential information or system failures. Many of our contracts do not limit our potential liability for breaches of confidentiality. We may also be subject to civil actions and criminal prosecution by governments or government agencies for breaches relating to such data. Our insurance coverage or indemnification protections for breaches or mismanagement of such data may not be adequate to cover all costs related to data loss, cybersecurity attacks, or disruptions resulting from such events, or they may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims. The impact of these cybersecurity attacks, data losses, and other security breaches cannot be predicted, but any such attack, loss or breach could disrupt our operations, or the operations of our clients, suppliers, subcontractors, or other third parties.   Incidents of this type could require significant management attention and resources, could result in the loss of business, regulatory enforcement and financial liability, and could harm our reputation among our clients and the public, any of which could have a material adverse impact on our financial condition, results of operation, or liquidity.

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

Some of our contracts contain provisions that would require us to pay penalties to our clients and/or provide our clients with the right to terminate the contract if we do not meet pre-agreed service level requirements. Failure to meet these requirements could result in the payment of significant penalties by us to our clients which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

We have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the central or state governments, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

In addition, our financial performance and the market price of our common shares may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Recent economic reform efforts have been disruptive and may increase the level of economic uncertainty in India. Our ability to recruit, train and retain qualified employees, develop and operate our delivery centers, and attract and retain clients could be adversely affected if India does not successfully meet these challenges.

Our delivery centers are at risk of damage from natural disasters and other disruptions.

Our delivery centers and our data and voice communications may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, heavy rains, epidemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or human-caused events such as protests, riots and labor unrest. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or delivery centers. We may also be liable to our clients for disruption in service resulting from such damage or destruction. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations and financial condition.

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

A significant percentage of our issued and outstanding common shares are currently beneficially owned by affiliates of Bain Capital. As of December 31, 2016, Bain Capital (through its affiliates) beneficially owned approximately 29% of our outstanding common shares.

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

As of December 31, 2016, we have $1,069.4 million of goodwill and $72.0 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the book value of our goodwill and other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

Risks Related to our Shares

Future sales of our common shares could cause our share price to decline.

Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2016, Bain Capital (through its affiliates) and its co-investors beneficially owned approximately 34% of our outstanding common shares. Subject to certain restrictions set forth in our shareholder agreement with Bain Capital and its co-investors, such shareholders are able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

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

There can be no assurance that we will continue to declare and pay dividends on our common shares, and future determinations to pay dividends will be at the discretion of our board of directors.

Historically we have not declared regular dividends. In February 2017, we announced the declaration of a quarterly cash dividend on our common shares in the amount of $0.06 per share, representing a planned annual dividend of $0.24 per share. Any determination to pay dividends to holders of our common shares in the future, including future payment of a regular quarterly cash dividend, will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions, statutory requirements under Bermuda law and any other factors our board of directors deems relevant. Our ability to pay dividends will also continue to be subject to restrictive covenants contained in credit facility agreements governing indebtedness we and our subsidiaries have incurred or may incur in the future. In addition, statutory requirements under Bermuda law could require us to defer making a dividend payment on a declared dividend date until such time as we can meet statutory requirements under Bermuda law. A reduction in, delay of, or elimination of our dividend payments could have a negative effect on our share price.

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

The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our stock price are:

•	actual or anticipated fluctuations in our quarterly and annual operating results;
•	changes in financial estimates by securities research analysts;
•	changes in the economic performance or market valuations of other companies engaged in providing business process and information technology services;
•	loss of one or more significant clients;
•	addition or loss of executive officers or key employees;
•	regulatory developments in our target markets affecting us, our clients or our competitors;
•	announcements of technological developments;
•	limited liquidity in our trading market;
•	sales or expected sales of additional common shares or purchases or expected purchases of common shares, including by the Company under existing or future share repurchase programs; and
•	terrorist attacks or natural disasters or other such events impacting countries where we or our clients have operations.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” The following table sets forth the high and low closing sales price of the Company’s common shares for each quarter of 2015 and 2016. As of January 31, 2017, there were 20 holders of record of our common shares.

	Sales Price
	High	Low
Year Ended December 31, 2016:
First Quarter	$27.19	$23.30
Second Quarter	$28.39	$25.41
Third Quarter	$27.16	$22.70
Fourth Quarter	$24.51	$22.76

Year Ended December 31, 2015:
First Quarter	$23.76	$18.87
Second Quarter	$23.31	$21.33
Third Quarter	$23.64	$21.22
Fourth Quarter	$25.85	$23.42

The following graph and table compare the performance of an investment in our common shares (measured as the cumulative total shareholder return) with investments in the S&P 500 Index (capitalization weighted) and a peer group of companies for the period from January 1, 2012 to December 31, 2016. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2011 and that all dividends were reinvested. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013
Genpact	109.03	111.24	126.56	117.60	138.01
Peer Group	115.29	98.28	108.41	104.21	120.35
S&P 500	112.59	109.49	116.44	116.00	128.31

	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014
Genpact	145.98	143.25	139.38	132.17	133.00
Peer Group	103.76	121.38	143.06	142.20	139.05
S&P 500	132.04	138.97	153.57	156.35	164.53

	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015
Genpact	123.82	143.63	176.40	161.84	179.13
Peer Group	141.51	151.42	169.53	164.78	175.18
S&P 500	166.39	174.60	176.26	176.75	165.37

	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Genpact	189.53	206.30	203.64	181.71	184.67
Peer Group	171.75	188.35	181.49	169.94	170.63
S&P 500	177.01	179.40	183.80	190.88	198.18

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act of 1934.

Dividends

In February 2017, we announced that our board of directors has approved a dividend program under which we intend to pay a regular quarterly cash dividend of $0.06 per share to holders of our common shares, representing a planned annual dividend of $0.24 per share. The initial dividend will be payable on or about March 28, 2017 to shareholders of record as of March 10, 2017. Future dividends will be subject to the discretion of the board of directors.

Unregistered Sales of Equity Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended December 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2016	2,101,262	23.75	2,101,262	230,633,562
November 1-November 30, 2016	1,358,424	23.47	1,358,424	198,757,245
December 1-December 31, 2016	865,773	24.11	865,773	177,883,222
Total	4,325,459	23.73	4,325,459

The table above does not reflect that in February 2017, our board of directors authorized a $500 million increase to our existing $750 million share repurchase program, first announced in February 2015, bringing the total authorization under our existing program to $1.25 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled.

Item 6.      Selected Financial Data

The table below presents selected historical financial data.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Financial data as of December 31, 2015 and 2016 and for the three-year period ended December 31, 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Financial data as of December 31, 2012, 2013 and 2014 and for the years ended December 31, 2012 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data below together with the financial statements included herein and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(dollars and share count in millions, except per share data)
Statement of income data:
Total net revenues	$1,902.0	$2,132.0	$2,279.4	$2,461.0	$2,570.8
Income from operations	$264.3	$ 309.5	$ 294.0	$ 334.2	$ 340.8
Net income available to Genpact Limited common shareholders	$178.2	$229.7	$192.0	$239.8	$269.7
Earnings per common share
Basic	$0.80	$1.00	$0.87	$1.11	$1.30
Diluted	$0.78	$0.97	$0.85	$1.09	$1.28
Weighted average number of common shares used in computing earnings per common share
Basic	223.7	229.3	220.8	216.6	206.9
Diluted	229.5	235.8	225.2	219.1	210.1

	As of December 31,
	2012	2013	2014	2015	2016
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$459.2	$571.3	$461.8	$450.9	$422.6
Total assets	2,605.9	2,689.4	2,742.5	2,793.5	2885.9
Long-term debt, including current portion	661.9	657.9	653.6	776.5	737.3
Genpact Limited shareholders’ equity	$1,168.4	$ 1,323	$1,285.1	$1,304.4	$1286.6

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

Overview

Our business began as the India-based captive business process services operation for GE’s financial services business. We started actively pursuing business from clients other than GE, or Global Clients, on January 1, 2005. Since that time, we have succeeded in increasing our business and diversifying our revenue sources, including through acquisitions and other strategic opportunities. Our 2016 revenues were $2.571 billion, an increase of 4% year-over-year, or 6% on a constant currency basis. See Item 7—“Net Revenues” below for an explanation of how we calculate constant currency, which is a non-GAAP financial measure.

Revenues

Revenue by top clients.    The table below sets forth the percentage of our total net revenues derived from our largest clients, including GE, in the years ended December 31, 2014, 2015 and 2016:

	Percentage of Total Net Revenues
	Year ended December 31,
	2014	2015	2016
Top five clients	30.7%	28.5%	26.7%
Top ten clients	39.2%	36.9%	35.6%
Top fifteen clients	45.3%	43.0%	41.4%
Top twenty clients	50.3%	48.0%	46.0%

We earn revenues pursuant to contracts that generally take the form of a master service agreement, or MSA, which is a framework agreement that is then supplemented by statements of work, or SOWs. Our MSAs specify the general terms applicable to the services we will provide. Our MSAs are generally for terms of three to seven years, although they may also have an indefinite term or be for terms of less than three years. In most cases they do not specify pricing terms or obligate the client to purchase a particular amount of services. We then enter into SOWs under an MSA, which specify particular services to be provided and the pricing terms. Most of our revenues are from SOWs with terms of two to five years. We typically have multiple SOWs under any given MSA, and the terms of our SOWs vary depending on the nature of the services provided. We seek to develop long-term relationships with our clients. We believe that these relationships best serve our clients as they create opportunities for us to provide a variety of services using the full range of our capabilities and to deliver continuous process improvement.

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

There are a variety of aspects to our pricing of contracts. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk for engagements lasting longer than 12 months. Many of our

MSAs also provide that, under transaction-based and fixed-price SOWs, we are entitled to retain a portion of certain productivity benefits we achieve. However, some of our MSAs and/or SOWs require certain minimum productivity benefits to be passed on to our clients. Once an MSA and related SOWs are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA or SOW, driven by a number of factors.

We entered into a new MSA, effective January 1, 2017, with General Electric International, Inc. on December 22, 2016. The new MSA replaced our prior MSA with GE, which expired on December 31, 2016. Under the new MSA, GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is no longer required to purchase a minimum amount of services from us. In addition, GE has the right to terminate the MSA or any SOW in whole or in part for any reason by providing us 30 days’ notice.  The term of the new MSA is four years, unless it is terminated earlier, and may be extended upon mutual agreement by us and GE. The specific nature of the work we will perform under the new MSA and the amounts we will bill for our services will be covered in separate SOWs that we enter into with GE during the term of the new MSA. Under the new MSA, we are obligated to provide certain transition assistance services to GE upon GE’s request for a period of 180 days following the termination or expiration of the MSA or a statement of work upon GE’s request and we are obligated to continue providing services to any GE divested business for a period of 24 months following its divestiture. In addition, the new MSA contains customary indemnification provisions. The terms of the prior MSA will continue to govern any statements of work or other agreements with any GE business that was divested as of January 1, 2017 if such statement of work or agreement was in place prior to such date. The foregoing description of the new MSA is qualified in its entirety by the full text of the MSA, which is attached hereto as Exhibit 10.36 and is incorporated herein by reference.

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

Classification of certain net revenues.    We classify our net revenues in two categories: net revenues from GE and net revenues from Global Clients. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or less of the outstanding equity interest. If GE ceases to own at least 20% of a business we serve, we reclassify the revenues from such business as Global Client revenues following the divestiture. Prior to 2016, we reclassified revenues from these divested GE businesses as Global Client revenues in each fiscal quarter beginning on the date of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change allows us to provide a more consistent view of quarterly trends underlying our Global Client and GE businesses. After reclassifying $69.7 million of revenues from businesses that GE divested in 2016, our 2016 revenues from Global Clients and GE were $2,212.9 million and $357.9 million, respectively.

In many cases, we have continued to perform services for GE-divested businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. In such cases, we have either entered into new MSAs with respect to such businesses following their divestiture by GE or agreed with such businesses to continue to work pursuant to the terms agreed to by GE. We are currently undertaking efforts, and plan to continue efforts, to procure engagements with the businesses that GE is divesting as part of its planned divestiture of a portion of its GE Capital businesses.

In 2016, we also reclassified revenue from our 2016 acquisitions of Endeavour Software Technologies Private Limited and PNMSoft Ltd. as revenue from BPO services rather than revenue from IT services to better align with the digital business process client solutions derived from these businesses. After reclassifying $12.4 million of revenues from these acquisitions, our 2016 revenues from BPO and IT services were $2,083.4 million and $487.3 million, respectively.

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

Our industry is labor-intensive. Wage levels in the countries in which our delivery centers are located have historically increased on a year-over-year basis. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing our attrition rate, delivering productivity and “right-skilling,” which refers to ensuring that positions are not filled by overqualified employees. We try to control increases in entry-level wages by implementing innovative recruiting policies, utilizing continuous training techniques, emphasizing promotion opportunities and maintaining an attractive work atmosphere and company culture. In 2011, we launched an integrated talent management program globally to expand the pool of potential applicants we hire and to upgrade our employees’ skill levels so that employees may take on higher value-added tasks over time across multiple domains. We have been scaling up this program every year to hire at optimal costs and are now partnering with universities, governments, not-for-profit entities and private institutions to create sustainable pipelines for our talent supply. In 2015, we launched a certification program for our Six Sigma black belts and master black belts to train them on our Lean DigitalSM approach, tools and design thinking. Additionally in 2015, we first implemented various initiatives, which we continued to advance in 2016, to train our sales force, consulting teams and lead solution architects in concepts relating to design thinking and digital technologies in support of our Lean DigitalSM approach.

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

Our operational expenses include facilities maintenance expenses, travel and living expenses, IT expenses, and consulting and certain other expenses. Consulting charges, consisting of the cost of consultants and contract employees with specialized skills who are directly responsible for the performance of services for clients, are included in cost of revenue. Facilities maintenance expenses and certain other expenses are allocated between cost of revenue and selling, general and administrative expenses based on the employee’s function.

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

Selling, general and administrative expenses.    Our selling, general and administrative, or SG&A, expenses are primarily comprised of personnel expenses for senior management, corporate personnel in enabling functions such as human resources, finance, legal, marketing, sales and sales-related personnel, and other support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. Additionally, the operational costs component of SG&A expenses includes professional fees, which represent the costs of third-party legal, tax, accounting and other advisors, and an allowance for doubtful receivables.

Other operating (income) expense, net.    Other operating (income) expense, net primarily consists of the impact of the change in the fair value of earn-out consideration relating to business acquisitions and certain operating losses resulting from the impairment of property, plant and equipment, intangible assets and certain capital work-in-progress items.

Foreign exchange gains (losses), net.    Foreign exchange gains (losses), net, primarily consist of gains or losses on the re-measurement of non-functional currency assets and liabilities. In addition, it includes gains or losses from derivative contracts entered into to offset the impact of the re-measurement of non-functional currency assets and liabilities. It also includes the realized and unrealized gains or losses on derivative contracts that do not qualify for hedge accounting. The gains or losses on derivative contracts that qualify for hedge accounting are deferred and included under other comprehensive income (loss) until the derivative contracts mature, at which time the gains or losses on such cash flow hedges are classified as net revenues, cost of revenue or selling, general and administrative expenses based on the underlying risk being hedged. See note 2 to our consolidated financial statements and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

Approximately 73% of our fiscal 2016 revenues were earned in U.S. dollars. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, Japanese yen, South African rand and Indian rupees. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “—Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our cost currency exposure between the U.S. dollar and the Indian rupee, Mexican peso and Philippine peso, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S dollar and the pound sterling, Australian dollar and euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. See Note 2 to our consolidated financial statements for additional information.

Interest income (expense), net.    Interest income (expense), net consists primarily of interest expense on indebtedness and capital lease obligations, interest adjustments relating to earn-out consideration in connection with certain acquisitions, certain items related to debt restructuring and interest income on certain deposits.

Other income (expense), net.    Other income (expense), net primarily includes the gain or loss on the divestiture of our cloud-hosted technology platform for the rural banking sector in India and certain government subsidies received by one of our subsidiaries.

Net loss (income) attributable to non-controlling interest/redeemable non-controlling interest. Net loss (income) attributable to non-controlling interest/redeemable non-controlling interest primarily refers to the loss associated with the non-controlling interest in the operations of SSE in 2016, which we discuss in Note 3—“Business acquisitions” to our consolidated financial statements.

Gain (loss) on equity-method investment activity, net.    Gain (loss) on equity-method investment activity, net primarily pertains to the loss or gain from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014.

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

Additionally, the governments of foreign jurisdictions from which we deliver services may assert that certain of our clients have a “permanent establishment” in such jurisdictions by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

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

Other taxes.    We have operating subsidiaries in other countries, including Australia, Brazil, Canada, China, the Czech Republic, Germany, Guatemala, Israel, Japan, Kenya, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Romania, Singapore, Slovakia, South Africa, the United Kingdom and the United States, as well as sales and marketing subsidiaries in certain jurisdictions, including the United States and the United Kingdom, which are subject to tax in such jurisdictions.

In 2009, one of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. As a result, that subsidiary was subject to a lower corporate income tax rate of 15% for a three-year period that began in 2009 and was extended through December 31, 2017, subject to the fulfillment of certain conditions. Our delivery centers also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including the Philippines and Guatemala. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.

Our ability to repatriate surplus earnings from our foreign subsidiaries in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate.

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

Certain Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities, other assets or a combination thereof as consideration.

On August 4, 2016, we acquired 100% of the outstanding equity interest in PNMSoft Limited (“PNM”), a Company incorporated under laws of Israel, for cash consideration of $28.1 million, net of cash acquired of $2.9 million and an adjustment for working capital, transaction expenses and net debt. The acquisition enhances our digital capabilities by adding dynamic workflow solution and implementation services. The purchase agreement between us and the sellers of PNM also provides for contingent earn-out consideration of up to $9.0 million payable by us to the sellers. Goodwill arising from the acquisition amounted to $25.1 million, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with the Company’s existing operations.

On April 13, 2016, we acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), a private limited company incorporated under the laws of India, for cash consideration of $10.0 million, net of cash acquired of $2.3 million, subject to adjustment for closing date working capital and net debt. The purchase agreement between us and the sellers of Endeavour also provides for contingent earn-out consideration of up to $3.5 million payable by us to the sellers. This acquisition enhances our digital capabilities by adding end-to-end mobility services. Goodwill arising from the acquisition amounted to $8.9 million, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities in end-to-end mobility services, operating synergies and other benefits expected to result from combining the acquired operations with the Company’s existing operations.

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for initial cash consideration of $2.6 million, subject to adjustment for working capital, transaction expenses and indebtedness. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities. The equity purchase agreement between us and the selling equityholders provides for contingent earn-out consideration of up to $20.0 million, payable by us to the selling equityholders based on the future performance of SSE relative to the thresholds specified in the earn-out calculation. Up to $9.8 million of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable by us to the selling equityholders only if either the put or call option, each as described below, is exercised. Goodwill arising from the acquisition amounted to $14.4 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The equity purchase agreement grants us a call option to purchase the remaining 49% equity interest in SSE, which option we have the right to exercise between January 1, 2018 and January 31, 2018. If we do not exercise our call option during such period, the selling equityholders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require us to purchase their 49% interest in SSE at a price ranging from $2.5 million to $3.0 million. The goodwill represents future economic benefits we expect to derive from the Company’s expanded presence in the sourcing and procurement consulting domains, operating synergies and other anticipated benefits of combining the acquired operations with the Company’s existing operations.

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

In May 2014, we acquired 100% of the outstanding equity interest in each of Pharmalink Consulting Limited, a company incorporated under the laws of England and Wales, and Pharmalink Consulting Inc., a California corporation (collectively referred to as “Pharmalink”). The contingent earn-out consideration for this acquisition was based on gross profits and order bookings of sustainable outsourcing contracts for the period from June 1, 2014 to June 30, 2016. This acquisition enabled us to provide additional regulatory consulting, outsourcing and operations capabilities for our clients in the life sciences industry. The purchase consideration for the acquisition of Pharmalink was $138.8 million. Goodwill arising from the acquisition amounted to $110.1 million and was allocated to our India reporting unit.

Divestiture

In September 2016, we completed the sale of our cloud-hosted technology platform for the rural banking sector in India, which we acquired in 2012. Net sale proceeds were $17.2 million, net of selling expenses of $0.4 million and cash divested of $0.9 million. As a result of the divestiture, we recorded a gain of $5.2 million under “other income (expense)” in our consolidated statement of income.

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

New bookings in 2016 were approximately $2.65 billion, up 3% from approximately $2.59 billion in 2015. The increase in new bookings is attributable to our investments in our front-end sales teams and our continued focus on deepening existing client relationships, including by adding transformation services comprised of our consulting, digital, and analytics offerings.

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

All costs we incur prior to signing a contract with a client are expensed as incurred, except for any costs incurred for acquiring contracts, such as contract acquisition fees or other upfront fees paid to a client or any other third party, which are amortized over the period of a contract. Once a contract is signed, we defer revenues from the transition of services to our delivery centers, as well as the related cost of revenue. We recognize such deferred revenues and related costs of revenue over the period in which the related service delivery is expected to be performed. Deferred costs are limited to the amount of deferred revenues. Such amounts are generally recoverable from clients in the event of premature contract termination without cause.

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

Goodwill and other intangible assets.    Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying values as of December 31, 2016, except our IT services reporting unit, primarily due to decline in planned revenues. We conducted a quantitative assessment of our IT services reporting unit to determine if its fair value is less than the carrying amount. Based on such quantitative assessment, we concluded that no impairment is warranted for the year ended December 31, 2016 and that the fair value of our IT services reporting unit substantially exceeded its carrying value as of December 31, 2016. Further details are included in the “Goodwill Impairment Testing” section below. As of December 31, 2015, based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying values.

We review for impairment our identified intangible assets with defined useful lives whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether we have incurred an impairment loss requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. When determining the fair value of our reporting units or our intangible assets, we utilize various assumptions, including discount rates, estimated growth rates, economic trends and projections of future cash flows. These projections also take into account factors such as the expected impact of new client contracts, expanded or new business from existing clients, efficiency initiatives, and the maturity of the markets in which each of our businesses operates. We generally categorize intangible assets acquired individually or with a group of other assets or in a business combination as customer-related, marketing-related and other intangible assets. See Note 2—“Summary of Significant Accounting Policies—Business combinations, goodwill and other intangible assets” to our consolidated financial statements for more information about how we value our intangible assets. Actual results may vary, and may cause significant adjustments to the valuation of our assets in the future.

Derivative instruments and hedging activities.    We enter into forward foreign exchange contracts to mitigate foreign exchange risk on intercompany transactions and forecasted transactions denominated in foreign currencies, and we enter into interest rate swaps to mitigate interest rate fluctuation risk on its indebtedness. Most of these transactions meet the criteria for hedge accounting as cash flow hedges under FASB guidance on Derivatives and Hedging.

With respect to derivatives designated as cash flow hedges, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. In addition, we formally assess, both at the inception of a hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we prospectively discontinue hedge accounting with respect to that derivative.

We recognize derivative instruments and hedging activities as either assets or liabilities in our Consolidated Balance Sheets and measure them at fair value. Changes in the fair values of these hedges are deferred and recorded as a component of other comprehensive income (losses), net of tax, until the hedged transactions occur and are recognized in the Consolidated Statements of Income along with the underlying hedged item and disclosed as a part of “Total net revenues,” “Cost of revenue”, “Selling, general and administrative expenses,” and “Interest expense” as applicable.

We value our derivatives based on market observable inputs, including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 of the fair value hierarchy primarily represent foreign currency forward contracts. The quotes are taken from independent sources and databases.

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

Results of Operations

The following table sets forth certain data from our income statement for the years ended December 31, 2014, 2015 and 2016.

				Percentage Change
	Year ended December 31,			Increase/(Decrease)
	2014	2015	2016	2015 vs. 2014	2016 vs. 2015
	(dollars in millions)
Net revenues—GE*	$466.1	$459.9	$357.9	(1.3)%	(22.2)%
Net revenues—Global Clients*	1,813.4	2,001.1	2,212.9	10.4%	10.6%
Total net revenues	2,279.4	2,461.0	2,570.8	8.0%	4.5%
Cost of revenue	1,378.1	1,493.5	1,554.7	8.4%	4.1%
Gross profit	901.4	967.5	1,016.0	7.3%	5.0%
Gross profit margin	39.5%	39.3%	39.5%
Operating expenses
Selling, general and administrative expenses	585.6	608.1	653.0	3.8%	7.4%
Amortization of acquired intangible assets	28.5	28.5	27.2	(0.1)%	(4.7)%
Other operating (income) expense, net	(6.9)	(3.3)	(4.9)	(51.6)%	48.7%
Income from operations	294.0	334.2	340.8	13.7%	2.0%
Income from operations as a percentage of total net revenues	12.9%	13.6%	13.3%
Foreign exchange gains (losses), net	(12.4)	5.3	2.6	(142.6)%	(50.1)%
Interest income (expense), net	(29.4)	(31.3)	(16.2)	6.4%	(48.2)%
Other income (expense), net	2.1	4.4	10.1	106.4%	132.1%
Income before equity-method investment activity, net and income tax expense	254.4	312.6	337.3	22.9%	7.9%
Gain (loss) on equity-method investment activity, net	(4.8)	(10.8)	(7.7)	125.2%	(28.7)%
Income before income tax expense	249.6	301.8	329.6	20.9%	9.2%
Income tax expense	57.4	61.9	62.1	7.9%	0.3%
Net income	192.2	239.8	267.5	24.8%	11.6%
Net loss (income) attributable to non-controlling interest/redeemable non-controlling interest	(0.2)	—	2.1	(100.0)%	100.0%
Net income attributable to Genpact Limited common shareholders	$192.0	$239.8	$269.7	24.9%	12.5%
Net income attributable to Genpact Limited common shareholders as a percentage of total net revenues	8.4%	9.7%	10.5%

*

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Classification of Certain Net Revenues,” net revenues from certain businesses in which GE ceased to be a 20% shareholder are reclassified from GE net revenues to Global Client net revenues only at the end of each fiscal year. There was no impact on net revenues from GE in the year ended December 31, 2015 as a result of excluding net revenues from such divested GE businesses. Net revenues from GE in the year ended December 31, 2016, after excluding net revenues from such divested GE businesses, decreased by 8.1% compared to the year ended December 31, 2015.

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

Net revenues.    Our net revenues were $2,570.8 million in 2016, up $109.7 million, or 4.5%, from $2,461.0 million in 2015. The growth in net revenues was primarily driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients. Adjusted for foreign exchange, primarily the depreciation of the U.K. pound sterling, euro and Australian dollar against the U.S. dollar, our net revenues grew 6% compared to 2015. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and hedging gains/losses. Our average headcount increased by 10.7% in 2016 to approximately 74,600 from approximately 67,400 in 2015.

			Percentage Change
	Year ended December 31,		Increase/ (Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Global Clients:
BPO services	$1,578.1	$1,825.4	15.7%
IT services	423.0	387.4	(8.4)
Total net revenues from Global Clients	$2,001.1	$2,212.9	10.6%
GE :
BPO services	355.0	258.0	(27.3)%
IT services	104.9	99.9	(4.8)
Total net revenues from GE	$459.9	$357.9	(22.2)%
Total net revenues from BPO services	1,933.1	2,083.4	7.8
Total net revenues from IT services	527.9	487.3	(7.7)
Total net revenues	$2,461.0	$2,570.8	4.5%

Net revenues from Global Clients in 2016 were $2,212.9 million, up $211.7 million, or 10.6%, from $2,001.1 million in 2015. This increase was primarily driven by growth in our targeted verticals, including banking and financial services, consumer product goods, life sciences, insurance and high tech. As a percentage of total net revenues, net revenues from Global Clients increased from 81.3% in 2015 to 86.1% in 2016.

Net revenues from GE in 2016 were $357.9 million, down $102.0 million, or 22.2%, from 2015. The decline in net revenues from GE was largely due to phase-outs of work we do for GE Capital due to continued dispositions by GE of GE Capital businesses. Net revenues from GE declined as a percentage of our total net revenues from 18.7% in 2015 to 13.9% in 2016.

Prior to 2016, we reclassified revenues from these divested GE businesses as Global Client revenues in each fiscal quarter beginning on the date of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change allows us to provide a more consistent view of quarterly trends underlying our Global Client and GE businesses. After reclassifying $69.7 million of revenues from businesses that GE divested in 2016, our 2016 revenues from Global Clients and GE were $2,212.9 million and $357.9 million, respectively. Due to delays in GE’s planned divestitures, we expect that our revenues from GE will continue to be volatile in 2017. See Item 1A—“Risk Factors—Historically, GE has accounted for a significant portion of our revenues and any material loss of business from, or change in our relationship with, GE or GE’s businesses could have a material adverse effect on our business, results of operations and financial condition.”

In 2016, we also reclassified revenue from our 2016 acquisitions of Endeavour Software Technologies Private Limited and PNMSoft Ltd. as revenue from BPO services rather than revenue from IT services to better align with the digital business process client solutions derived from these businesses. After reclassifying $12.4 million of revenues from these acquisitions, our 2016 revenues from BPO and IT services were $2,083.4 million and $487.3 million, respectively.

Net revenues from BPO services in 2016 were $2,083.4 million, up $150.4 million, or 7.8%, from $1,933.1 million in 2015. This increase is primarily attributable to an increase in services delivered to our Global Clients, particularly finance and accounting services, core industry vertical operations services and transformation services. Net revenues from IT services were $487.3 million in 2016, down $40.6 million, or 7.7%, from $527.9 million in 2015 due to a decline in IT services engagements from Global Clients in the investment banking and healthcare industries.

Net revenues from BPO services as a percentage of total net revenues increased to 81.0% in 2016 from 78.5% in 2015 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin.    The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Year Ended December 31,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$1,013.2	$1,061.5	41.2%	41.3%
Operational expenses	432.5	446.9	17.6	17.4
Depreciation and amortization	47.8	46.3	1.9	1.8
Cost of revenue	$1,493.5	$1,554.7	60.7%	60.5%
Gross margin	39.3%	39.5%

Cost of revenue was $1,554.7 million, up $61.2 million, or 4.1%, from 2015. Wage inflation, an increase in our operational headcount, and increases in infrastructure expenses and the use of contract employees contributed to the higher cost of revenue in 2016 compared to 2015. These increases were partially offset by improved operational efficiencies, a decrease in IT and travel expenses, and favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar. Foreign exchange fluctuations cause gains and losses on our foreign currency hedges and have a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin increased marginally from 39.3% in 2015 to 39.5% in 2016 due to the factors described above, partially offset by lower headcount utilization on billable projects due to a decline in IT services engagements.

Personnel expenses.    Personnel expenses as a percentage of total net revenues increased marginally from 41.2% in 2015 to 41.3% in 2016. Personnel expenses were $1,061.5 million, up $48.3 million, or 4.8%, from $1,013.2 million in 2015. The impact of wage inflation and an approximately 5,900-person, or 10.0%, increase in our operational headcount resulted in higher personnel expenses in 2016 compared to 2015. These increases were partially offset by favorable foreign exchange and improved operational efficiencies.

Operational expenses.    Operational expenses as a percentage of total net revenues decreased from 17.6% in 2015 to 17.4% in 2016. Operational expenses were $446.9 million, up $14.4 million, or 3.3%, from 2015. An increase in the use of contract employees and an increase in infrastructure expenses in 2016 contributed to the increase in operational expenses compared to 2015. These increases were partially offset by lower IT and travel expenses and favorable foreign exchange.

Depreciation and amortization expenses.    Depreciation and amortization expenses as a percentage of total net revenues were 1.8%, compared to 1.9% in 2015. Depreciation and amortization expenses as a component of cost of revenue were $46.3 million, down $1.5 million, or 3.2%, from 2015. This marginal decrease was primarily due to an increase in fully depreciated assets since 2015 and favorable foreign exchange, partially offset by the expansion of certain existing facilities in India.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Year Ended December 31,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$430.1	$470.0	17.5%	18.3%
Operational expenses	169.0	174.1	6.9	6.8
Depreciation and amortization	9.0	9.0	0.4	0.4
Selling, general and administrative expenses	$608.1	$653.0	24.7%	25.4%

SG&A expenses as a percentage of total net revenues increased from 24.7% in 2015 to 25.4% in 2016. SG&A expenses were $653.0 million, up $44.9 million, or 7.4%, from 2015. Our sales and marketing expenses as a percentage of total net revenues were approximately 7.0% in 2016, marginally up from approximately 6.9% in 2015. Higher personnel expenses, investments in domain expertise and digital and analytics capabilities, a reserve for doubtful receivables and certain non-recurring travel and related costs all contributed to higher SG&A expenses in 2016 compared to 2015. These increases were partially offset by lower fees for professional services, lower travel expenses and by favorable foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar.

Personnel expenses.    Personnel expenses as a percentage of total net revenues increased from 17.5% in 2015 to 18.3% in 2016. Personnel expenses as a component of SG&A expenses were $470.0 million, up $39.9 million, or 9.3%, from 2015. Wage inflation and investments in domain expertise and digital and analytics capabilities resulted in higher personnel costs as a component of SG&A expenses in 2016 compared to 2015. These increases were partially offset by favorable foreign exchange.

Operational expenses.    Operational expenses as a percentage of total net revenues decreased marginally from 6.9% in 2015 to 6.8% in 2016. Operational expenses as a component of SG&A expenses were $174.1 million, up $5.0 million, or 3.0%, compared to 2015. Operational expenses increased primarily due to a reserve for doubtful receivables and the timing of certain non-recurring travel and related costs in 2016. These increases were partially offset by lower fees for professional services, lower travel expenses and favorable foreign exchange.

Depreciation and amortization.    Depreciation and amortization expenses as a percentage of total net revenues were 0.4%, unchanged from 2015. Depreciation and amortization expenses as a component of SG&A expenses were $9.0 million, unchanged from 2015.

Amortization of acquired intangibles.    Non-cash charges on account of the amortization of acquired intangibles were $27.2 million, down $1.3 million, or 4.7%, from 2015. This decrease is primarily due to a decline in the amortization expense relating to a 2014 acquisition.

Other operating (income) expense, net.    The following table sets forth the components of other operating (income) expense, net:

	Year Ended December 31,		Percentage Change Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Other operating (income) expense	$(2.5)	$(1.3)	(49.7)%
Impairment of intangible assets	10.7	11.2	4.5
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(11.5)	(14.9)	29.1
Other operating (income) expense, net	$(3.3)	$(4.9)	48.7%
Other operating (income) expense, net as a percentage of total net revenues	(0.1)%	(0.2)%

Other operating income, net of expenses, was $4.9 million, up $1.6 million from $3.3 million in 2015. This increase was primarily due to $14.9 million gain in 2016 compared to $11.5 million gain in 2015 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions. This income was partially offset by a $1.2 million decrease in other operating income in 2016 compared to 2015 primarily due to decrease in income from subleases and an $11.2 million charge in 2016 compared to a $10.7 million charge in 2015 relating to a software intangible asset, which charges are discussed in Note 10—“Goodwill and intangible assets” to our consolidated financial statements.

Income from operations.    As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.6% in 2015 to 13.3% in 2016. Income from operations was $340.8 million, up $6.6 million from $334.2 million in 2015.

Foreign exchange gains (losses), net.    We recorded a net foreign exchange gain of $2.6 million in 2016, compared to a $5.3 million gain in 2015, primarily due to the re-measurement of non-functional currency assets and liabilities and related foreign exchange contracts. The gain in 2016 resulted primarily from the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar, and the gain in 2015 was primarily attributable to the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.    The following table sets forth the components of interest income (expense), net:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Interest income	$8.7	$7.2	(16.5)%
Interest expense	(29.8)	(23.4)	(21.4)
Loss on extinguishment of debt	(10.1)	—	(100.0)
Interest income (expense), net	$(31.3)	$(16.2)	(48.2)%
Interest income (expense), net as a percentage of total net revenues	(1.3)%	(0.6)%

Our net interest expense was $16.2 million in 2016, down $15.1 million from $31.3 million in 2015, primarily due to the accelerated amortization of $10.1 million in debt issuance costs in 2015 and a $6.4 million decrease in interest expense in 2016 compared to 2015. The 2015 accelerated amortization was in connection with the refinancing of our credit facility in June 2015, which we discuss in Note 14—“Long-term debt” to our consolidated financial statements. The $6.4 million decrease in interest expense is primarily due to (i) a lower interest rate on our term loan in 2016 compared to 2015, which accounted for $4.1 million of the decrease, (ii) a reduction in the unwinding of interest in 2016 on earn-out consideration payable by the Company in connection with certain acquisitions compared to 2015, which accounted for $2.1 million of the decrease, and (iii) $1.3 million in debt issuance costs and interest expense on the two short-term loans we obtained and repaid in 2015 in the amounts of $672.5 million and $737.5 million, respectively, in connection with certain internal reorganization transactions. The decrease in interest expense was partially offset by $1.5 million in interest on interest rate swaps that we entered into in 2016. Our interest income decreased by $1.4 million in 2016 compared to 2015 primarily due to lower account balances in India, where we earn higher interest rates on our deposits, in 2016 compared to 2015, and to the non-recurring receipt of interest income on income tax refunds in 2015. The weighted average rate of interest on our debt decreased from 2.5% in 2015 to 2.2%, including interest on interest rate swaps, in 2016.

Other income (expense), net. Our net other income was $10.1 million in 2016, up $5.8 million from $4.4 million in 2015. This increase is primarily due to a $5.2 million gain on the divestiture of our cloud-hosted technology platform for the rural banking sector in India in the third quarter of 2016.

Equity-method investment activity, net.    Equity-method investment activity, net in 2016 primarily represents our $7.7 million share of loss, compared to our $10.8 million share of loss in 2015, from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014.

Income tax expense.    Our income tax expense increased marginally from $61.9 million in 2015 to $62.1 million in 2016 due to higher pre-tax income. Our effective tax rate, or ETR, was 18.7% in 2016, down from 20.5% in 2015. Our ETR reflects the jurisdictional mix of our income. The decrease in our ETR is primarily due to certain discrete items, including the reversal of tax reserves for uncertain tax positions and our early adoption of ASU 2016-09.

Net income attributable to redeemable non-controlling interest.    Redeemable non-controlling interest primarily refers to the loss associated with the non-controlling interest in the operations of SSE, in which we acquired a controlling interest in in 2016 and which is discussed in Note 3—“Business acquisitions” to our consolidated financial statements.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of net revenues increased from 9.7% in 2015 to 10.5% in 2016. Net income attributable to our common shareholders increased by $29.9 million from $239.8 million in 2015 to $269.7 million in 2016.

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

Net revenues.    Our net revenues were $2,461.0 million in 2015, up $181.6 million, or 8.0%, from $2,279.4 million in 2014. The growth in net revenues was primarily driven by an increase in BPO services delivered to our Global Clients, including the impact of revenues derived from large, transformational deals. Adjusted for foreign exchange, primarily the depreciation of the euro, Japanese yen and Australian dollar against the U.S. dollar, our net revenues grew 10.2% compared to 2014. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and hedging gains/losses. Our average headcount increased by 4.7% to approximately 67,400 in 2015 from approximately 64,400 in 2014.

			Percentage Change
	Year ended December 31,		Increase/ (Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Global Clients:
BPO services	$1,381.2	$1,578.1	14.3%
IT services	432.2	423.0	(2.1)
Total net revenues from Global Clients	$1,813.4	$2,001.1	10.4%
GE :
BPO services	355.5	355.0	(0.2)%
IT services	110.6	104.9	(5.1)
Total net revenues from GE	$466.1	$459.9	(1.3)%
Total net revenues from BPO services	1,736.7	1,933.1	11.3
Total net revenues from IT services	542.7	527.9	(2.7)
Total net revenues	$2,279.4	$2,461.0	8.0%

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

Net revenues from BPO services in 2015 were $1,933.1 million, up $196.4 million, or 11.3%, from $1,736.7 million in 2014. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly finance and accounting services, core industry vertical operations services, analytics services and consulting services. Net revenues from IT services were $527.9 million in 2015, down $14.8 million, or 2.7%, from $542.7 million in 2014 due to an overall decrease in IT services delivered to our clients. This decrease was primarily the result of a decline in revenues from our healthcare and capital markets verticals.

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

Cost of revenue was $1,493.5 million, up $115.5 million, or 8.4%, from 2014. Wage inflation, an increase in our operational headcount to support the growth in our business, and related increases in the use of contract employees and infrastructure, IT and travel expenses contributed to the higher cost of revenue in 2015 compared to 2014. These increases were partially offset by improved operational efficiencies and favorable foreign exchange, primarily the depreciation of the Indian rupee and euro against the U.S. dollar. Foreign exchange fluctuations cause gains and losses on our foreign currency hedges and have a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

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

Operational expenses.    Operational expenses as a percentage of total net revenues increased from 17.1% in 2014 to 17.6% in 2015. Operational expenses were $432.5 million, up $42.1 million, or 10.8%, from 2014. An increase in the use of contract employees and increases in infrastructure, IT and travel expenses in 2015 contributed to the increase in operational expenses compared to 2014. These increases were partially offset by favorable foreign exchange.

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

Amortization of acquired intangibles.    Non-cash charges on account of the amortization of acquired intangibles were $28.5 million, unchanged from 2014. A $1.6 million increase in amortization expenses in 2015 is primarily due to a 2014 acquisition. This increase was more than offset by a $1.9 million decline in the amortization expense of intangibles arising out of the Company’s 2004 reorganization when we began operating as an independent company. The 2004 reorganization intangibles were fully amortized in 2014.

Other operating (income) expense, net.    The following table sets forth the components of other operating (income) expense, net:

	Year Ended December 31,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Other operating (income) expense	$(3.2)	$(2.5)	(20.5)%
Impairment of intangible assets	—	10.7	100.0
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(3.7)	(11.5)	210.8
Other operating (income) expense, net	$(6.9)	$(3.3)	(51.6)%
Other operating (income) expense, net as a percentage of total net revenues	(0.3)%	(0.1)%

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

Foreign exchange gains (losses), net.    We recorded a net foreign exchange gain of $5.3 million in 2015, compared to a net foreign exchange loss of $12.4 million in 2014, primarily due to the re-measurement of non-functional currency assets and liabilities and related foreign exchange contracts. The gain in 2015 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar, and the loss in 2014 is primarily attributable to the depreciation of the euro against the U.S. dollar.

Interest income (expense), net.    The following table sets forth the components of Interest income (expense), net:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2014	2015	2015 vs. 2014
	(dollars in millions)
Interest income	$4.4	$8.7	97.0%
Interest expense	(33.8)	(29.8)	(11.8)
Loss on extinguishment of debt	—	(10.1)	100.0
Interest income (expense), net	$(29.4)	$(31.3)	6.4%
Interest income (expense), net as a percentage of total net revenues	(1.3)%	(1.3)%

Our net interest expense increased by $1.9 million in the year ended 2015 compared to the year ended 2014, primarily due to the accelerated amortization in 2015 of $10.1 million in debt issuance costs in connection with the refinancing of our credit facility, which is discussed in Note 14 to our consolidated financial statements. This was partially offset by lower interest expense and higher interest income in the year ended 2015 compared to the year ended 2014. The decrease in our interest expense is primarily due to a lower interest rate on our term loan and a lower amount drawn down under our revolving facility in 2015 compared to 2014. The weighted average rate of interest on our debt decreased from 3.4% in 2014 to 2.5% in 2015. Our interest income increased by $4.3 million in 2015 compared to 2014, primarily due to higher account balances in India, where we earn higher interest rates on our deposits, in 2015 compared to 2014, and to the non-recurring receipt of interest income on income tax refunds in 2015.

Other income (expense), net. Our net other income was $4.4 million in the year ended 2015 compared to $2.1 million in the year ended 2014. This increase is primarily due to a non-recurring loss on the sale of a capital asset in 2014.

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

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of net revenues increased from 8.4% in 2014 to 9.7% in 2015. Net income attributable to our common shareholders increased by $47.8 million from $192.0 million in 2014 to $239.8 million in 2015.

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

The tables in Note 29 to our consolidated financial statements present unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information set forth therein contains all adjustments necessary to fairly present such information. The comparison of our results for the first quarter of 2016 with the fourth quarter of 2015 reflects the seasonal trends described above. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

Statement of financial position

Key changes in our financial position during 2016

Following are the significant changes in our financial position as of December 31, 2016 compared to December 31, 2015:

•	Short-term borrowings increased by $138.5 million

Our short-term borrowings increased, primarily as a result of the drawdown of $138.5 million (net of repayments) on our revolving credit facility to meet short-term internal funding requirements. Refer to Note 15 to our consolidated financial statements for additional information.

•	Other assets and prepaid expenses increased by $97.4 million

The increase in other assets and prepaid expenses is primarily due to a net increase in advance tax payments, customer acquisition costs, mark-to-market gains on derivative financial instruments, advance supplier payments and deferred transition costs.

•	Accounts receivable increased by $25.1 million

The increase in our accounts receivable is primarily due to increased sales in 2016, partially offset by a marginal decrease in our days sales outstanding.

•	Goodwill and intangible assets increased by $4.5 million

Goodwill increased by $31.1 million, primarily due to goodwill arising out of our 2016 acquisitions, partially offset by foreign exchange fluctuations in 2016. Our intangible assets decreased by $26.6 million, primarily due to amortization expenses and a charge relating to a software intangible asset in 2016, partially offset by intangible assets acquired in 2016. Refer to Notes 3 and 10 to our consolidated financial statements for additional information.

•	Accrued expenses, other current liabilities and other liabilities increased by $6.2 million

The increase in accrued expenses, other current liabilities and other liabilities is primarily due to higher net employee-related accruals in 2016 and an increase in earn-out consideration payable in connection with certain acquisitions. These increases were partially offset by the mark-to-market impact of our derivative financial instruments, including interest rate swaps that we entered into in 2016.

•	Long-term debt decreased by $39.2 million

Our long-term debt decreased primarily as a result of repayments we made in 2016. Refer to Note 14 to our consolidated financial statements for additional information.

•	Net deferred tax assets decreased by $29.6 million

Our net deferred tax assets decreased by $29.6 million. Refer to Note 25 to our consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2015 and 2016 is presented below:

	As of December 31,	As of December 31,	Percentage Change Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Cash and cash equivalents	$450.9	$422.6	(6.3)%
Short-term borrowings	21.5	160.0	644.2
Long-term debt due within one year	39.1	39.2	0.1
Long-term debt other than the current portion	737.3	698.2	(5.3)
Genpact Limited total shareholders’ equity	$1,304.4	$1,286.6	(1.4)%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

As of December 31, 2016, $412.5 million of our $422.6 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $148.2 million of this cash is held by a foreign subsidiary for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $35.9 million of retained earnings. $92.3 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $172.1 million in cash and cash equivalents held by certain foreign subsidiaries is being permanently reinvested.

In February 2015, our board of directors authorized a program to repurchase up to $250 million in value of our common shares. Under the same program, our board of directors subsequently approved up to an additional $250 million in share repurchases on February 4, 2016,  up to an additional $250 million in share repurchases on September 19, 2016, and up to an additional $500 million share repurchases on February 10, 2017, bringing the total authorization under our existing program to $1.25 billion. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, we may purchase shares in privately negotiated or open market transactions.

During the year ended December 31, 2016, we purchased 13,940,782 of our common shares under this program. The shares were purchased at a weighted average price of $24.76 per share for an aggregate cash amount of $345.2 million.

Pursuant to our share repurchase program, we purchased an aggregate of 808,293 of our common shares between January 1, 2017 and March 1, 2017 at a weighted average price of $24.48 per share for an aggregate cash amount of $19.8 million.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding related operations to support our growth, and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year Ended, December 31,		Percentage Change Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$327.4	$345.8	5.6%
Investing activities	(100.5)	(125.8)	25.2
Financing activities	(218.9)	(232.8)	6.4
Net increase (decrease) in cash and cash equivalents	$8.1	$(12.8)	(258.2)%

Cash flows from operating activities.    We generated net cash from operating activities of $345.8 million in 2016, up $18.3 million from 2015. The increase in cash inflows is primarily attributable to a $74.4 million increase in net income adjusted for amortization, depreciation and other non-cash items. This increase was partially offset by a $56.1 million net change in our operating assets and liabilities in 2016 compared to 2015 primarily due to

(i) higher upfront investments in connection with certain client contracts in 2016, (ii) a $15.7 million net decrease in income taxes, which was primarily due to tax refunds received in 2016 and certain excess payments made in 2015 relating to tax demands received from Indian taxing authorities for prior year assessments as well as to the timing of certain other payments, and (iii) a decrease in trade receivables in 2016 primarily due to the favorable impact of a decrease in our days sales outstanding partially offset by an increase in revenue volume in 2016 compared to 2015.

Cash flows from investing activities.    Our net cash used for investing activities was $125.8 million in 2016, up $25.3 million from $100.5 million in 2015. This increase was primarily due to higher payments for purchases of property, plant and equipment (net of sales proceeds) of $27.5 million in 2016 compared to 2015. Additionally, payments for acquisitions consummated in 2016 were $23.8 million higher than for acquisitions consummated in 2015. This increase was partially offset by an $8.8 million reduction in investments in our nonconsolidated affiliate, Markit Genpact KYC Services Limited, in 2016 compared to 2015, and proceeds of $17.2 million in 2016 from the divestiture of our cloud-hosted technology platform for the rural banking sector in India.

Cash flows from financing activities.    Our net cash used for financing activities was $232.8 million in 2016, up $13.9 million from $218.9 million in 2015. In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of an $800.0 million term loan and a $350.0 million revolving facility. As a result, we extinguished the outstanding term loan, amounting to $663.2 million, under the previous facility and obtained $800.0 million in new funding, resulting in a net inflow of $136.8 million. In connection with the entry into the new facility in 2015, we paid $5.5 million in expenses and repaid $135.0 million, representing the amount we had drawn down under the 2012 revolving credit facility as of the date of the June 2015 refinancing. Also in 2015, we obtained and repaid two short-term loans in the amounts of $672.5 million and $737.5 million, in connection with which we paid debt issuance costs of $1.0 million. In 2016, we repaid $40.0 million of the term loan under our new credit facility, compared to repayments of $20.0 million in 2015. Additionally, we had higher proceeds from short-term borrowings (net of repayments) of $138.5 million in 2016 compared to $21.5 million in 2015 to meet short-term internal funding requirements. For details refer to Notes 14 and 15 to our consolidated financial statements. Additionally, no excess tax benefit related to stock-based compensation was recognized in 2016 due to our early adoption of ASU 2016-09, compared to $6.6 million in such excess tax benefits in 2015. Proceeds from the issuance of common shares under stock-based compensation plans (net of payments) were $8.6 million higher in 2016 than in 2015 and payments related to earn-out or deferred consideration were $1.3 million higher in 2016 than in 2015. Share repurchase payments were $345.2 million in 2016 compared to $226.9 million in 2015.

Financing Arrangements (Credit Facility)

In June 2015, we refinanced the 2012 Facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2015 and December 31, 2016, our outstanding term loan debt, net of debt amortization expense of $3.5 million and $2.7 million, respectively, was $776.5 million and $737.3 million, respectively. As of December 31, 2015 and December 31, 2016, a total of $22.9 million and $161.0 million, respectively, of our revolving credit facility was utilized, of which $21.5 million and $160.0 million, respectively, constituted funded drawdown and $1.4 million and $1.0 million, respectively, constituted non-funded drawdown. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2015 and December 31, 2016, the limits available under such facilities were $15.8 million and $15.4 million, respectively, of which $10.3 million and $11.0 million was utilized, constituting non-funded drawdown. For details on our financing arrangements, refer to Notes 14 and 15 to our consolidated financial statements.

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

Based on our assessment of such qualitative factors, we concluded that as of December 31, 2016, the fair values of all of our reporting units are likely to be higher than their respective carrying values other than our IT services reporting unit primarily due to decline in planned revenues. We conducted a quantitative assessment of our IT services reporting unit as of December 31, 2016 to determine if its fair value is less than the carrying amount. Determining, through a quantitative approach, whether an impairment has occurred requires valuation of the reporting unit, which we estimate using a discounted cash flow model. The fair valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. While we believe that our estimates and assumptions are reasonable at the time they are made, they are unpredictable and inherently uncertain, and, accordingly, actual results may differ from such estimates. Our estimates and assumptions included revenue growth rates and operating margins to calculate projected future cash flows, risk-adjusted discount rates, and terminal growth rates. We derived our discount rate using the capital asset pricing model to estimate the weighted average cost of capital relevant to our reporting units. We used a discount rate that is commensurate with the risks and uncertainties in the business and our internally developed forecasts. Based on the results of our quantitative assessment we determined that the fair value of the IT services reporting unit substantially exceeded its carrying value as of December 31, 2016.

In the year ended December 31, 2015, in accordance with ASU 2011-08, the Company performed an assessment of qualitative factors to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on this assessment, the Company concluded that it is not more likely than not that the fair value of any of the Company’s reporting units is less than its carrying amount.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see Item 1A—“Risk Factors—Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition,” the section titled “Contractual Obligations” below, and Note 7 to our consolidated financial statements.

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2016:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$791.7	$55.9	$109.1	$626.7	—
— Principal payments	737.3	39.2	78.5	619.6	—
— Interest payments*	54.4	16.7	30.6	7.1	—
Short-term borrowings	161.8	161.8	—	—	—
— Principal payments	160.0	160.0	—	—	—
— Interest payments**	1.8	1.8	—	—	—
Capital leases	4.7	1.7	2.3	0.7	—
— Principal payments	3.8	1.3	1.9	0.6	—
— Interest payments	0.9	0.4	0.4	0.1	—
Operating leases	136.5	29.9	48.1	31.5	27.0
Purchase obligations	26.7	19.4	6.9	0.4	—
Capital commitments net of advances	5.2	5.2	—	—	—
Earn-out consideration	26.5	8.0	9.9	8.6	—
— Reporting date fair value	22.5	6.9	8.8	6.8	—
— Interest	4.0	1.1	1.1	1.8	—
Other liabilities	33.7	20.2	11.9	1.6	—
Total contractual obligations	$1,186.8	$302.1	$188.2	$669.5	$27.0

*

Our interest payments on long-term debt are calculated at a rate equal to LIBOR plus a margin of 1.50% per annum based on our election and current credit rating as of December 31, 2016. Amounts shown exclude the impact of interest rate swaps.

**

Our interest payments on short-term debt represent estimated payments at a rate equal to LIBOR plus a margin of 1.50% per annum based on our election and current credit rating as of December 31, 2016 and our expectation for the repayment of such debt.

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

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Subsequently, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” in March 2016, ASU No. 2016-10, “Identifying performance obligations and licensing,” in April 2016, and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” in December 2016, which amend and clarify ASU 2014-09. These ASUs will be effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018, and allow for both retrospective and prospective adoption. We expect to complete our assessment of the cumulative effect of adopting ASU No. 2014-09 as well as the selection of a transition approach during the first half of 2017. However, we do not believe there will be a material impact to our revenues upon adoption while there may be an impact on the recognition of timing of contract costs. We are continuing to evaluate the impact on our consolidated results of operations, cash flows, financial position and disclosures of our pending adoption of ASU 2014-09 and our preliminary assessments are subject to change.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new guidance revises the definition of a business. The definition of a business affects many areas of accounting (e.g., acquisitions, disposals, goodwill impairment, consolidation). The ASU is effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018. Early adoption is permitted. We are in the process of assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes step two from the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Also, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU is effective for us beginning January 1, 2020, including interim periods in our fiscal year 2020. Early adoption is permitted. We are in the process of assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 73% in fiscal 2016) is received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, South African rand and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2016, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the Euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2016 by approximately $6 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 5.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2016 by approximately $35 million. Conversely, a 5.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2016 by approximately $39 million.

We have sought to reduce the effect of any Indian rupee-U.S. dollar, Philippine Peso-U.S. dollar, Chinese renminbi-Japanese yen, euro-Romanian leu, Mexican peso-U.S. dollar and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows and accounts receivable. These instruments typically have maturities of zero to sixty months. We use these instruments as economic hedges and not for speculative purposes, and most of them qualify for hedge accounting under the FASB guidance on derivatives and hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China and India limit the duration and amount of such arrangements. We may not be able to purchase contracts adequate to insulate us from Indian rupee-U.S. dollar and Chinese renminbi-Japanese yen foreign exchange currency risks. In addition, any such contracts may not perform adequately as hedging mechanisms. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange gains (losses), net.”

Interest rate risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2016, we had $897.3 million of indebtedness under our credit facility, comprised of a long-term loan of $737.3 million, net of $2.7 million in debt amortization expenses, and a revolving loan of $160 million. Interest on indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Based on our indebtedness as of December 31, 2016, a 1% change in interest rates, including the impact on the cost of our interest rate swaps, would have had an approximately $4.1 million impact on our net interest expense in fiscal 2016.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2016, we were party to interest rate swaps covering a total notional amount of $456.8 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 1.20%.

Credit risk

As of December 31, 2016, we had accounts receivable, including long-term accounts receivable, net of provisions for doubtful receivables, of $618.5 million. Of this, $92.1 million was owed by GE, and the balance, or $526.4 million, was owed by Global Clients. No single Global Client owed more than 5% of our accounts receivable balance as of December 31, 2016.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are the Company’s controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

During 2016, we acquired all of the outstanding equity interest in PNMSoft Ltd., all of the outstanding equity interest in Endeavour Software Technologies Private Limited and a controlling equity interest in Strategic Source Excellence Limited. We have excluded from our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 the operations of such acquisitions and the internal control over financial reporting associated with total assets of $74.1 million (of which $56.1 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $17.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016.

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

Changes in internal control over financial reporting

During 2016, we implemented the second phase of our new enterprise resource planning, or ERP, system the first phase of which we implemented in 2015. This ERP system was designed to enhance our overall system of internal control over financial reporting through further automation and integration of business processes and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. This implementation was significant in scale and complexity and significantly affected certain accounting functions. Both during and after the implementation, the Company maintained its internal control design by changing detailed key controls to achieve all key financial reporting assertions. Other than the ERP implementation, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

We entered into a new MSA, effective January 1, 2017, with General Electric International, Inc. on December 22, 2016. The new MSA replaced our prior MSA with GE, which expired on December 31, 2016.  The description of the MSA set forth in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and the full text of the MSA, which is attached hereto as Exhibit 10.36, are incorporated by reference herein.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report on Form 10-K. The other information required by this Item will be included in our Proxy Statement for the 2017 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016 and is incorporated by reference in this report.

Item 11.     Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2017 Annual General Meeting of Shareholders under the caption “Information about Executive and Director Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2017 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2017 Annual General Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2017 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-4 through F-58 hereof.

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

Item 16.    Form 10-K Summary

None.

GENPACT LIMITED AND ITS SUBSIDIARIES

Index to Consolidated Financial Statements

Page No.
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2016	F-5
Consolidated Statements of Income for the years ended December 31, 2014, 2015 and 2016	F-6
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2015 and 2016	F-7
Consolidated Statements of Equity for the years ended December 31, 2014, 2015 and Consolidated Statements of Equity and Redeemable Non-controlling Interest for the year ended December 31, 2016	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016	F-11
Notes to the Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) as of December 31, 2015 and 2016, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Gurgaon, India
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genpact Limited:

We have audited Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired PNMSoft Limited, Endeavour Software Technologies Private Limited and Strategic Sourcing Excellence Limited, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, PNMSoft Limited’s, Endeavour Software Technologies Private Limited’s and Strategic Sourcing Excellence Limited’s internal control over financial reporting associated with total assets of $74,133 thousands (of which $56,139 thousands represent goodwill and intangible assets included within the scope of the assessment) and total revenues of $17,459 thousands included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PNMSoft Limited, Endeavour Software Technologies Private Limited and Strategic Sourcing Excellence Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2016, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Gurgaon, India
March 1, 2017

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2015	As of December 31, 2016
Assets
Current assets
Cash and cash equivalents	4	$450,907	$422,623
Accounts receivable, net	5	590,137	615,265
Prepaid expenses and other current assets	8	154,025	189,149
Total current assets		$1,195,069	$1,227,037
Property, plant and equipment, net	9	175,396	200,115
Deferred tax assets	25	99,395	70,143
Investment in equity affiliates		6,677	4,800
Intangible assets, net	10	98,601	72,049
Goodwill	10	1,038,346	1,069,408
Other assets	11	180,005	242,328
Total assets		$2,793,489	$2,885,880

Liabilities and equity
Current liabilities
Short-term borrowings	15	$21,500	$160,000
Current portion of long-term debt	14	39,134	39,181
Accounts payable		10,086	9,768
Income taxes payable	25	24,122	24,159
Accrued expenses and other current liabilities	13	499,638	498,247
Total current liabilities		$594,480	$731,355
Long-term debt, less current portion	14	737,332	698,152
Deferred tax liabilities	25	2,093	2,415
Other liabilities	16	155,228	162,790
Total liabilities		$1,489,133	$1,594,712
Redeemable non-controlling interest		—	4,520
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 211,472,312 and 198,794,052 issued and outstanding as of December 31, 2015 and December 31, 2016, respectively		2,111	1,984
Additional paid-in capital		1,342,022	1,384,468
Retained earnings		411,508	358,121
Accumulated other comprehensive income (loss)		(451,285)	(457,925)
Total equity		$1,304,356	$1,286,648
Commitments and contingencies	28
Total liabilities, redeemable non-controlling interest and equity		$2,793,489	$2,885,880

  See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2014	2015	2016
Net revenues		$2,279,438	$2,461,044	$2,570,756
Cost of revenue	21,27	1,378,088	1,493,547	1,554,707
Gross profit		$901,350	$967,497	$1,016,049
Operating expenses:
Selling, general and administrative expenses	22,27	585,646	608,114	653,029
Amortization of acquired intangible assets	10	28,543	28,513	27,183
Other operating (income) expense, net	23	(6,870)	(3,322)	(4,940)
Income from operations		$294,031	$334,192	$340,777
Foreign exchange gains (losses), net		(12,363)	5,269	2,630
Interest income (expense), net	24	(29,395)	(31,267)	(16,184)
Other income (expense), net		2,112	4,360	10,120
Income before equity-method investment activity, net and income tax expense		$254,385	$312,554	$337,343
Gain (loss) on equity-method investment activity, net		(4,795)	(10,800)	(7,698)
Income before income tax expense		$249,590	$301,754	$329,645
Income tax expense	25	57,419	61,937	62,098
Net income		$192,171	$239,817	$267,547
Net loss (income) attributable to non-controlling interest/ redeemable non-controlling interest		(169)	—	2,137
Net income attributable to Genpact Limited shareholders		$192,002	$239,817	$269,684
Net income available to Genpact Limited common shareholders	20	$192,002	$239,817	$269,684
Earnings per common share attributable to Genpact Limited common shareholders	20
Basic		$0.87	$1.11	$1.30
Diluted		$0.85	$1.09	$1.28
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		220,847,098	216,606,542	206,861,536
Diluted		225,168,665	219,145,044	210,126,023

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2014		2015		2016
	Genpact Limited Shareholders	Non-controlling interest	Genpact Limited Shareholders	Non-controlling interest	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$192,002	$169	$239,817	$—	$269,684	$(2,137)
Other comprehensive income:
Currency translation adjustments	(41,964)	(11)	(64,504)	—	(46,340)	104
Net gain (loss) on cash flow hedging derivatives, net of taxes (Note 7)	90,200	—	22,880	—	43,742	—
Retirement benefits, net of taxes	(1,106)	—	2,823	—	(4,042)	—
Other comprehensive income (loss)	$47,130	$(11)	$(38,801)	$—	$(6,640)	$104
Comprehensive income (loss)	$239,132	$158	$201,016	$—	$263,044	$(2,033)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares				Accumulated
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
Balance as of January 1, 2014	231,262,576	$2,310	$1,268,344	$511,699	$(459,614)	1,329	$1,324,068
Net settlement on issuance of common shares on exercise of options (Note 18)	3,319,760	33	16,018	—	—	—	16,051
Issuance of common shares under the employee stock purchase plan (Note 18)	151,461	2	2,345	—	—	—	2,347
Net settlement on vesting of restricted share units (Note 18)	329,311	3	(2,361)	—	—	—	(2,358)
Net settlement on vesting of performance units (Note 18)	913,939	9	(15,681)	—	—	—	(15,672)
Stock repurchased and retired (Note 19)	(17,292,842)	(173)	—	(302,452)	—	—	(302,625)
Expenses related to stock purchase (Note 19)	—	—	—	(2,543)	—	—	(2,543)
Distribution to non-controlling interest	—	—	—	—	—	(1,487)	(1,487)
Stock-based compensation expense (Note 18)	—	—	28,065	—	—	—	28,065
Comprehensive income:
Net income	—	—	—	192,002	—	169	192,171
Other comprehensive income	—	—	—	—	47,130	(11)	47,119
Balance as of December 31, 2014	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$—	$1,285,136

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares				Accumulated
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2015	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$1,285,136
Issuance of common shares on exercise of options (Note 18)	1,428,605	14	13,550	—	—	13,564
Issuance of common shares under the employee stock purchase plan (Note 18)	121,485	1	2,523	—	—	2,524
Net settlement on vesting of restricted share units (Note 18)	259,776	3	(2,309)	—	—	(2,306)
Net settlement on vesting of performance units (Note 18)	846,114	8	(8)	—	—	—
Stock repurchased and retired (Note19)	(9,867,873)	(99)	—	(226,818)	—	(226,917)
Excess tax benefit on stock-based compensation (Note 25)	—	—	6,560	—	—	6,560
Expenses related to stock purchase (Note 19)	—	—	—	(197)	—	(197)
Stock-based compensation expense (Note 18)	—	—	24,976	—	—	24,976
Comprehensive income:
Net income	—	—	—	239,817	—	239,817
Other comprehensive income	—	—	—	—	(38,801)	(38,801)
Balance as of December 31, 2015	211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares				Accumulated
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Equity	Redeemable non-controlling interest
Balance as of January 1, 2016	$211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356	$—
Issuance of common shares on exercise of options (Note 18)	994,155	10	14,886	—	—	14,896	—
Issuance of common shares under the employee stock purchase plan (Note 18)	146,685	1	3,331	—	—	3,332	—
Net settlement on vesting of restricted share units (Note 18)	121,682	1	(884)	—	—	(883)	—
Net settlement on vesting of performance units (Note 18)	—	—	—	—	—	—	—
Stock repurchased and retired (Note19)	(13,940,782)	(139)	—	(345,061)	—	(345,200)	—
Excess tax benefit on stock-based compensation (Note 25)	—	—	—	—	—	—	—
Expenses related to stock purchase (Note 19)	—	—	—	(279)	—	(279)	—
Stock-based compensation expense (Note 18)	—	—	25,113	—	—	25,113	—
Redeemable non-controlling interest	—	—	—	—	—	—	3,910
Deferred Tax Assets recognized on early adoption of ASU 2016-09 (Note 25)	—	—	—	24,912	—	24,912	—
Change in fair value of redeemable non-controlling interest	—	—	—	(2,643)	—	(2,643)	2,643
Comprehensive income:
Net income (loss)	—	—	—	269,684	—	269,684	(2,137)
Other comprehensive income	—	—	—	—	(6,640)	(6,640)	104
Balance as of December 31, 2016	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2014	2015	2016
Operating activities
Net income attributable to Genpact Limited shareholders	$192,002	$239,817	$269,684
Net income (loss) attributable to non-controlling interest/redeemable non-controlling interest	169	—	(2,137)
Net income	$192,171	$239,817	$267,547
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	51,064	54,286	54,553
Amortization of debt issuance costs (including loss on extinguishment of debt)	3,240	13,546	1,531
Amortization of acquired intangible assets	28,543	28,513	27,183
Intangible assets write-down	—	10,714	11,195
Reserve for doubtful receivables	3,107	2,449	7,282
Unrealized (gain) loss on revaluation of foreign currency asset/liability	9,419	(4,999)	1,717
Equity-method investment activity, net	4,795	10,800	7,698
Excess tax benefit on stock-based compensation	—	(6,560)	—
Stock-based compensation expense	28,065	24,976	25,113
Deferred income taxes	(12,252)	(18,713)	30,454
Gain on divestiture	—	—	(5,214)
Others, net	1,291	(238)	(41)
Change in operating assets and liabilities:
Increase in accounts receivable	(24,088)	(78,923)	(48,612)
Increase in prepaid expenses, other current assets and other assets	(31,657)	(32,602)	(62,852)
Increase (decrease) in accounts payable	(7,268)	(3,988)	(463)
Increase (decrease) in accrued expenses, other current liabilities and other liabilities	27,500	69,606	27,977
Increase (decrease) in income taxes payable	(2,092)	18,757	704
Net cash provided by operating activities	$271,838	$327,441	$345,772
Investing activities
Purchase of property, plant and equipment	(62,577)	(62,173)	(88,772)
Proceeds from sale of property, plant and equipment	564	1,486	547
Investment in equity affiliates	—	(18,423)	(9,620)
Short-term deposits placed	(25,000)	—	—
Redemption of short-term deposits	25,000	—	—
Payment for business acquisitions, net of cash acquired	(130,809)	(21,363)	(45,162)
Proceeds from divestiture of business, net of cash divested	—	—	17,242
Net cash used for investing activities	$(192,822)	$(100,473)	$(125,765)
Financing activities
Repayment of capital lease obligations	(2,095)	(2,035)	(1,793)
Payment of debt issuance and refinancing costs	—	(6,584)	—
Proceeds from long-term debt	—	800,000	—
Repayment of long-term debt	(6,750)	(684,875)	(40,000)
Proceeds from short-term borrowings	195,000	1,451,500	200,000
Repayment of short-term borrowings	(60,000)	(1,565,000)	(61,500)
Proceeds from issuance of common shares under stock-based compensation plans	30,144	16,088	18,228
Payment for net settlement of stock-based awards	(25,975)	(7,194)	(769)
Payment of earn-out/deferred consideration	(1,088)	(230)	(1,485)
Distribution to non-controlling interest	(1,487)	—	—
Payment for stock purchased and retired	(302,625)	(226,917)	(345,200)
Payment for expenses related to stock purchase	(2,543)	(197)	(279)
Excess tax benefit on stock-based compensation	—	6,560	—
Net cash used for financing activities	$(177,419)	$(218,884)	$(232,798)
Effect of exchange rate changes	(11,085)	(18,965)	(15,493)
Net increase (decrease) in cash and cash equivalents	(98,403)	8,084	(12,791)
Cash and cash equivalents at the beginning of the period	571,276	461,788	450,907
Cash and cash equivalents at the end of the period	$461,788	$450,907	$422,623
Supplementary information
Cash paid during the period for interest	27,175	20,950	17,860
Cash paid during the period for income taxes	83,803	72,102	46,731
Property, plant and equipment acquired under capital lease obligations	2,176	1,656	2,206

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

1. Organization

(a) Nature of Operations

The Company is a provider of digitally-powered business process management and services. The architect of the Lean DigitalSM enterprise, the Company uses its patented Smart Enterprise Processes (SEPSM) framework to reimagine its clients’ operating models end-to-end, including their middle and back offices. This creates Intelligent OperationsSM that the Company helps to design, transform, and run. The Company generates impact for a few hundred strategic clients, including approximately one fifth of the Fortune Global 500, and has over 75,000 employees in 25 countries.

(b) Organization

Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, in a series of transactions referred to as the “2004 Reorganization,” GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares. On October 25, 2012, Glory Investments A Limited, formerly known as South Asia Private Investments, an affiliate of Bain Capital Investors, LLC (“Bain Capital”), became the Company’s largest shareholder when, together with its affiliated assignees and two additional co-investors, it purchased 67,750,678 common shares of the Company from the Company’s initial investors.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.

The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of Genpact Limited, a Bermuda company, and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany transactions and balances are eliminated in consolidation.

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

(c) Revenue recognition

The Company derives its revenue primarily from business process outsourcing and information technology services, which are provided on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been rendered and collectability is reasonably assured. Revenues from services rendered under time-and-materials and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for application development, maintenance and support services. Revenues on these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for the services rendered between the last billing date and the balance sheet date.

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

(d) Accounts receivable

Accounts receivable are recorded at the invoiced or to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and clients’ financial condition, the amount of receivables

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

in dispute, and the current receivables’ aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

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

Years
Buildings	40
Furniture and fixtures	4
Computer equipment and servers	4
Plant, machinery and equipment	4
Software	4-7
Leasehold improvements	Lesser of lease period or 10 years
Vehicles	3-4

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

(k) Foreign currency

The Company’s consolidated financial statements are reported in U.S. dollars, the Company’s functional currency. The functional currency for the Company’s subsidiaries organized in Europe, other than the United Kingdom, the Czech Republic and one subsidiary in Poland, is the euro, and the functional currencies of the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Company’s subsidiaries organized in Brazil, China, Colombia, Guatemala, India, Israel, Japan, Morocco, South Africa, the Philippines, the United Kingdom, Poland, the Czech Republic, Hong Kong, Singapore, Australia, Canada and United Arab Emirates are their respective local currencies. The functional currency of all other Company subsidiaries is the U.S. dollar. The translation of the functional currencies of the Company’s subsidiaries into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity.

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

(l) Derivative instruments and hedging activities

In the normal course of business, the Company uses derivative financial instruments to manage fluctuations in foreign currency exchange rates. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies and interest rate swaps to mitigate interest rate fluctuation risk on its indebtedness.

The Company recognizes derivative instruments and hedging activities as either assets or liabilities in its consolidated balance sheets and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Changes in the fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of other comprehensive income (loss) reported under accumulated other comprehensive income (loss) until the hedged transactions occur and are then recognized in the consolidated statements of income along with the underlying hedged item and disclosed as part of “Total net revenues,” “Cost of revenue,” “Selling, general and administrative expenses,” and “Interest expense,” as applicable. Changes in the fair value of derivatives not designated as hedging instruments, and the ineffective portion of derivatives designated as cash flow hedges are recognized in the consolidated statements of income and are included in foreign exchange gains (losses), net, and other income (expense), net, respectively.

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

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent change in its fair value in the consolidated statements of income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately, in foreign exchange gains (losses), net in the consolidated statements of income, the gains and losses attributable to such derivative that were accumulated in other comprehensive income (loss).

(m) Income taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period that includes the enactment date or the filing or approval date of the tax status change. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies a two-step approach for recognizing and measuring the benefit of tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will more likely than not be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50 percent likely of being realized upon settlement. The Company includes interest and penalties related to unrecognized tax benefits within income tax expense.

(n) Employee benefit plans

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

(o) Stock-based compensation

The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option-pricing model (Black-Scholes-Merton) and for awards other than option awards, grant date fair value is determined on the basis of the fair market value of a Company common share on the date of grant of such awards. The Company recognizes compensation expense for stock-based awards net of estimated forfeitures. Stock-based compensation recognized in the consolidated statements of income for the years ended December 31, 2014, 2015 and 2016 is based on awards ultimately expected to vest. As a result, the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from such estimates.

(p) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

for 18% and 15% of the Company’s receivables as of December 31, 2015 and 2016, respectively. GE accounted for 20%, 19% and 16% of the Company’s revenues in the years ended December 31, 2014, 2015 and 2016, respectively.

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

The following recently released accounting standard has been adopted by the Company:

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the requirement for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in income tax expense or in additional paid-in capital. The Company elected to early adopt ASU 2016-09 on January 1, 2016 which will be applied using a modified retrospective approach. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. With the early adoption of ASU 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

The following recently released accounting standards have been adopted by the Company and did not have a material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures:

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

3. Business acquisitions

A. Certain acquisitions

(a) PNMSoft Ltd.

On August 4, 2016, the Company acquired 100% of the outstanding equity interest in PNMSoft Limited (“PNM”), a company incorporated under the laws of Israel. The total purchase consideration paid by the Company to acquire PNM is $35,341. This amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $28,128, net of cash acquired of $2,853, and an adjustment for working capital, transaction expenses and net debt. During the quarter ended December 31, 2016, the Company recorded a measurement period adjustment that resulted in a $155 decrease in the purchase consideration upon the recognition of an additional reserve for doubtful receivables with a value of $136 and a non-current liability with a value of $19. This adjustment also resulted in the creation of a deferred tax asset amounting to $25 with a corresponding impact on goodwill. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. The purchase agreement between the Company and the sellers of PNM provides for contingent earn-out consideration ranging from $0 to $9,000, payable by the Company to the sellers of PNM based on future performance relative to the thresholds specified in the earn-out calculation. This acquisition enhances the Company’s digital capabilities by adding dynamic workflow solutions and implementation services.

In connection with this acquisition, the Company recorded $1,700 in customer-related intangibles, $1,630 in marketing-related intangibles and $5,110 in other intangible assets, which have a weighted average amortization period of two years. Goodwill arising from the acquisition amounted to $25,101, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $1,273 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company acquired assets with a value of $7,110, assumed liabilities amounting to $4,366 and recognized a net deferred tax liability of $944. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(b) Endeavour Software Technologies Private Limited

On April 13, 2016, the Company acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), a private limited company incorporated under the laws of India. The preliminary estimated total consideration paid by the Company for the acquisition of Endeavour is $14,443, subject to adjustment for closing date working capital and net debt. This amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $10,028, net of cash acquired of $2,345, and a preliminary adjustment for working capital and net debt. Of this amount, $95 is payable by the Company to one of the sellers. The purchase agreement between the Company and the sellers of Endeavour also provides for contingent earn-out consideration ranging from $0 to $3,500, payable by the Company to the sellers based on future performance relative to the thresholds specified in the earn-out calculation. This acquisition enhances the Company’s digital capabilities by adding end-to-end mobility services.

In connection with the transaction, the Company recorded $800 in customer-related intangibles, $900 in marketing-related intangibles and $950 in other intangible assets, which have a weighted average amortization period of three years. Goodwill arising from the acquisition amounted to $8,870, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities in end-to-end mobility services, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $338 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company acquired certain assets with a value of $5,691, assumed certain liabilities amounting to $1,853 and recognized a new deferred tax liability of $915. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(c) Strategic Sourcing Excellence Limited

On January 8, 2016, the Company acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company. The total consideration paid by the Company to the selling equityholders for the acquired interest in SSE is $14,541. This amount includes the fair value of earn-out consideration, cash consideration of $2,550, and an adjustment for working capital, transaction expenses and indebtedness. During the quarter ended December 31, 2016, the Company recorded a measurement period adjustment that resulted in a $51 increase in the purchase consideration and the recognition of $69 in current assets and $16 in non-current assets, with a corresponding impact on goodwill of $34. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period. The equity purchase agreement between the Company and the selling equityholders of SSE also provides for contingent earn-out consideration of up to $20,000, payable by the Company to the selling equityholders based on future performance relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable only if either the put or call option, each as described below, is exercised.

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

Acquisition-related costs of $164 have been included in selling, general and administrative expenses as incurred. Through this transaction, the Company acquired assets with a value of $412 and assumed liabilities amounting to $617. The results of operations of the acquired business, the fair value of the acquired assets and assumed liabilities, and redeemable non-controlling interest are included in the Company’s Consolidated Financial Statements with effect from the date of the acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

In connection with the transaction, the Company recorded $300 in customer-related intangible assets with an amortization period of five years. Goodwill arising from the acquisition amounted to $14,445, which has been allocated to the Company’s India reporting unit and is deductible for tax purposes. The goodwill represents future economic benefits the Company expects to derive from its expanded presence in the sourcing and procurement consulting domains, operating synergies and other anticipated benefits of combining the acquired operations with those of the Company.

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

In connection with the transaction, the Company recorded $7,522 in customer-related intangible assets, which have a weighted average amortization period of seven years and against which a deferred tax liability of $2,496 was recorded. Goodwill arising from the acquisition, including measurement period adjustments, amounted to $16,791, which has been allocated to the Company’s China reporting unit and is non-deductible for tax purposes as the Company has not recorded any tax benefit for amortization. The goodwill primarily represents the cost savings, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company. In connection with the transaction, the Company also assumed net liabilities amounting to $80, including measurement period adjustments. The results of operations of the delivery center and the fair value of its assets and liabilities are included in the Company’s consolidated financial statements with effect from November 4, 2014, the date of the acquisition.

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

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(e) Pharmalink Consulting Limited and Pharmalink Consulting Inc.

On May 29, 2014, the Company acquired 100% of the outstanding equity interest in each of Pharmalink Consulting Limited, a company incorporated under the laws of England and Wales, and Pharmalink Consulting Inc., a California corporation (collectively referred to as “Pharmalink”). The purchase consideration for the acquisition is set forth below:

Cash consideration after adjustment for net debt and working capital	$126,069
Fair value of contingent earn-out consideration (ranging from $0 to $27,405)	$12,730
Total estimated purchase consideration	$138,799

The contingent earn-out consideration was based on gross profits and order bookings of sustainable outsourcing contracts for the period from June 1, 2014 to June 30, 2016. The total consideration paid at closing for the Company’s acquisition of Pharmalink was $123,701, net of cash acquired of $2,200. Pharmalink is a provider of regulatory affairs services to the life sciences industry. With this acquisition, the Company added regulatory consulting, outsourcing and operations capabilities for clients in the life sciences industry. The goodwill represents future economic benefits the Company expects to derive from its expanded presence in the regulatory affairs services industry, cost savings, operating synergies and other anticipated benefits of combining the acquired operations with those of the Company.

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

The following table summarizes the allocation of the estimated purchase price based on the fair value of the assets acquired and the liabilities assumed as of the date of acquisition, including measurement period adjustments:

Purchase price	$138,799
Acquisition-related costs included in selling, general and administrative expenses as incurred	1,977
Recognized amounts of identifiable assets acquired and liabilities assumed
Net assets acquired	7,174
Intangible assets	29,923
Deferred tax asset (liability), net	(8,419)
Total identifiable net assets acquired	$28,678
Goodwill	110,121
Total	$138,799

Goodwill has been allocated to the Company’s India reporting unit and is not deductible for tax purposes. The intangible assets consist of customer-related and marketing-related intangible assets with a weighted average amortization period of six years.

The results of operations of Pharmalink and the fair value of its assets and liabilities are included in the Company’s consolidated financial statements with effect from May 29, 2014, the date of the acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

B. Divestiture

(a) Atyati Technologies Private Limited

In September 2016, the Company completed the sale of its cloud-hosted technology platform for the Indian rural banking sector (the “Business”), which the Company acquired in 2012. Net sale proceeds from the sale of the Business were $17,155, net of selling expenses of $427 and cash divested of $854. During the year ended December 31, 2016, the Business recorded net revenues of $14,958 and a net profit of $64.

The Company recorded a gain of $5,214 in its consolidated statement of income in connection with the sale of the Business, calculated as follows:

Net sale proceeds	$17,155
Net assets of the business, including intangible assets, allocated goodwill and the translation impact thereof	11,941
Gain on divestiture included in other income (expense), net	$5,214

4. Cash and cash equivalents

	As of December 31,
	2015	2016
Cash and other bank balances	$450,907	$422,623
Total	$450,907	$422,623

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31,
	2014	2015	2016
Opening Balance as of January 1	$16,560	$15,192	$11,530
Additions due to acquisitions	178	—	—
Additions charged to cost and expense	3107	2,449	7,282
Deductions/effect of exchange rate fluctuations	(4,653)	(6,111)	(3,293)
Closing Balance	$15,192	$11,530	$15,519

Accounts receivable were $601,667 and $630,784, and reserves for doubtful receivables were $11,530 and $15,519, resulting in net accounts receivable balances of $590,137 and $615,265 as of December 31, 2015 and 2016, respectively. In addition, accounts receivable due after one year of $8,348 and $3,272 as of December 31, 2015 and 2016, respectively, are included under other assets in the consolidated balance sheets.

Accounts receivable from related parties were $1,980and $2,490 as of December 31, 2015 and 2016, respectively. There are no reserves for doubtful receivables for amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2015 and 2016:

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Notes a,c)	$30,380	$—	$30,380	$—
Total	$30,380	$—	$30,380	$—
Liabilities
Earn-out consideration (Notes b,d)	$22,820	$—	$—	$22,820
Derivative instruments (Notes b,c)	$59,620	$—	$59,620	$—
Total	$82,440	$—	$59,620	$22,820

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Notes a,c)	$55,386	$—	$55,386	$—
Total	$55,386	$—	$55,386	$—
Liabilities
Earn-out consideration (Notes b,d)	$22,435	$—	$—	$22,435
Derivative instruments (Notes b,c)	17,353	—	17,353	—
Total	$39,788	$—	$17,353	$22,435
Redeemable non-controlling interest (Note e)	$4,520	$—	$—	$4,520

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.
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

(e)

The Company’s estimate of the fair value of redeemable non-controlling interest as of December 31, 2016 is based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation. Given the significance of the unobservable inputs, the valuation was classified in level 3 of the fair value hierarchy. Refer to Note 3—Business Acquisitions.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

6. Fair Value Measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the years ended December 31, 2015 and 2016:

	As of December 31
	2015	2016
Opening Balance	$33,990	$22,820
Earn-out consideration payable in connection with acquisitions	—	14,550
Payments made on earn-out consideration	(126)	(1,611)
Change in fair value and others	(11,046)	(13,324)
Ending balance	$22,820	$22,435

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities and foreign currency denominated forecasted cash flows and interest rate risks. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature over periods of up to 60 months and the forecasted transactions are expected to occur during the same periods.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2015	As of December 31, 2016	As of December 31, 2015	As of December 31, 2016
Foreign exchange forward contracts denominated in:
United States dollars (sell) Indian rupees (buy)	$1,139,400	$1,108,400	$(48,197)	$6,669
United States dollars (sell) Mexican peso (buy)	8,520	9,120	(1,163)	(187)
United States dollars (sell) Philippines peso (buy)	58,500	70,050	(1,387)	(1,036)
Euro (sell) United States dollars (buy)	146,719	138,613	9,109	9,180
Euro (sell) Romanian leu (buy)	39,027	29,805	567	(152)
Japanese yen (sell) Chinese renminbi (buy)	62,740	77,267	(1,379)	(742)
Pound sterling (sell) United States dollars (buy)	118,438	104,142	7,496	14,228
Australian dollars (sell) United States dollars (buy)	106,544	114,412	5,714	2,328
Interest rate swaps (floating to fixed)	—	456,810	—	7,746
			(29,240)	38,034

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

FASB guidance on derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Balance Sheet. In accordance with the FASB guidance on derivatives and hedging, the Company designates foreign exchange forward contracts and interest rate swaps as cash flow

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

hedges. Foreign exchange forward contracts are entered into to cover the effects of future exchange rate variability on forecasted revenue and purchases of services, and interest rate swaps are entered into to cover interest rate fluctuation risk. In addition to this program, the Company uses derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge foreign exchange risks related to balance sheet items, such as receivables and intercompany borrowings, that are denominated in currencies other than the Company’s underlying functional currency.

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2015	As of December 31, 2016	As of December 31, 2015	As of December 31, 2016
Assets
Prepaid expenses and other current assets	$17,400	$33,921	$884	$809
Other assets	$12,096	$20,657	$—	$—
Liabilities
Accrued expenses and other current liabilities	$34,576	$4,540	$34	$237
Other liabilities	$25,010	$12,576	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Year ended December 31,
	2014			2015			2016
	Before- tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before- tax Amount	Tax (Expense) or Benefit	Net of tax Amount	Before- tax Amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance as of January 1	$(205,952)	$72,612	$(133,340)	$(66,786)	$23,646	$(43,140)	$(30,090)	$9,830	$(20,260)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(49,161)	17,498	(31,663)	(42,106)	15,346	(26,760)	(6,799)	409	(6,390)
Changes in fair value of effective portion of outstanding derivatives, net	90,005	(31,468)	58,537	(5,410)	1,530	(3,880)	60,752	(23,400)	37,352
Gain (loss) on cash flow hedging derivatives, net	139,166	(48,966)	90,200	36,696	(13,816)	22,880	67,551	(23,809)	43,742
Closing balance as of December 31	$(66,786)	$23,646	$(43,140)	$(30,090)	$9,830	$(20,260)	$37,461	$(13,979)	$23,482

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Year ended December 31,				Year ended December 31,
	2014	2015	2016		2014	2015	2016
Forward foreign exchange contracts	$90,005	$(5,410)	$54,664	Revenue	$(4,301)	$13,667	$12,859
Interest rate swaps	—	—	6,088	Cost of revenue	(35,539)	(44,634)	(14,223)
				Selling, general and administrative expenses	(9,321)	(11,139)	(3,765)
				Interest Expense	—	—	(1,670)
	$90,005	$(5,410)	$60,752		$(49,161)	$(42,106)	$(6,799)

Gain (loss) recognized in income on the ineffective portion of derivatives and the amount excluded from effectiveness testing is $0 as of December 31, 2014, 2015 and 2016.

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Year ended December 31,
		2014	2015	2016
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$287	$6,566	$2,921
		$287	$6,566	$2,921

(a)

These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items, such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized gains (losses) and changes in the fair value of these derivatives are recorded in foreign exchange gains (losses), net in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2015	2016
Advance income and non-income taxes	$52,953	$50,676
Deferred transition costs	36,620	45,252
Derivative instruments	18,284	34,730
Prepaid expenses	12,565	22,222
Customer acquisition cost	6,687	11,126
Employee advances	3,878	6,880
Deposits	1,820	2,688
Advances to suppliers	8,028	10,059
Others	13,190	5,516
	$154,025	$189,149

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2015	2016
Land	$9,873	$9,635
Buildings	47,718	44,487
Furniture and fixtures	33,356	37,421
Computer equipment and servers	172,086	187,119
Plant, machinery and equipment	79,599	84,677
Computer software	110,153	119,648
Leasehold improvements	86,997	92,313
Vehicles	6,009	6,753
Capital work in progress	10,727	25,398
Property, plant and equipment, gross	$556,518	$607,451
Less: Accumulated depreciation and amortization	(381,122)	(407,336)
Property, plant and equipment, net	$175,396	$200,115

Depreciation expense on property, plant and equipment for the years ended December 31, 2014, 2015 and 2016 was $44,029, $47,673 and $45,826, respectively. Software amortization for the years ended December 31, 2014, 2015 and 2016 amounted to $9,105, $9,114 and $9,471, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $2,070, $2,501 and $744 for the years ended December 31, 2014, 2015 and 2016, respectively.

Property, plant and equipment, net include assets held under capital lease arrangements amounting to $2,797 and $3,183 as of December 31, 2015 and December 31, 2016, respectively. Depreciation expense in respect of these assets was $1,786, $1,594 and $1,564 for the years ended December 31, 2014, 2015 and 2016, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the years ended December 31, 2015 and 2016:

	As of December 31,
	2015	2016
Opening balance	$1,057,214	$1,038,346
Goodwill relating to acquisitions consummated during the period	7,674	51,535
Goodwill relating to divestitures during the period	—	(2,226)
Impact of measurement period adjustments	(135)	(59)
Effect of exchange rate fluctuations	(26,407)	(18,188)
Closing balance	$1,038,346	$1,069,408

Goodwill has been allocated to the following reporting units, which represent different business units of the Company, as follows:

	As of December 31,
	2015	2016
India	$461,383	$493,084
China	59,250	58,139
Europe	38,242	36,584
Americas	46,583	48,713
IT services	432,888	432,888
	$1,038,346	$1,069,408

In the year ended December 31, 2016, in accordance with ASU 2011-08, the Company performed an assessment of qualitative factors to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, as at December 31, 2016, the Company concluded that it is not more likely than not that the fair values of all of the Company’s reporting units are less than their carrying amounts other than its IT services reporting unit primarily due to decline in planned revenues. Accordingly, the Company performed quantitative assessment of goodwill impairment for its IT services reporting unit. Based on such quantitative assessment, the Company concluded that no impairment is warranted for the year ended December 31, 2016 and that the fair value of its IT services reporting unit substantially exceeded its carrying value as of December 31, 2016.

In the year ended December 31, 2015, in accordance with ASU 2011-08, the Company performed an assessment of qualitative factors to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on its assessment, the Company concluded that it is not more likely than not that the fair value of any of the Company’s reporting units is less than its carrying amount.

The total amount of the Company’s goodwill deductible for tax purposes is $36,390 and $39,032 as of December 31, 2015 and 2016, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2015			As of December 31, 2016
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$319,035	$247,463	$71,572	$310,277	$259,460	$50,817
Marketing-related intangible assets	42,749	27,021	15,728	42,587	29,277	13,310
Other intangible assets	29,729	18,427	11,301	33,266	25,344	7,922
	$391,513	$292,911	$98,601	$386,130	$314,081	$72,049

10. Goodwill and intangible assets (Continued)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2014, 2015 and 2016 were $28,543, $28,513 and $27,183, respectively.

During the year ended 2016, the Company tested for recoverability an intangible software asset as a result of a downward revision to the forecasted cash flows with respect to the use of the asset and a customer-related intangible asset as a result of the termination of a client contract.

Based on the results of such testing, the Company determined that the carrying values of the intangible assets exceed their estimated undiscounted cash flows by $11,195 and recorded a charge to reduce the carrying values by this amount. The Company used a combination of the income and cost approaches to determine the fair values of these intangible assets for the purpose of calculating the resulting charge. This charge has been recorded in other operating (income) expenses, net in the consolidated statement of income.

During the year ended December 31, 2015, the Company tested an intangible software asset for recoverability as a result of a downward revision to the forecasted cash flows to be generated by the intangible asset. Based on the results of such testing, the Company determined that the carrying value of the intangible asset exceeded its fair value by $10,714 and recorded a charge to reduce the carrying value by this amount. The Company used the discounted cash flow, or income, approach to determine the fair value of the intangible asset for the purpose of calculating the resulting charge. This charge had been recorded in other operating (income) expenses, net in the consolidated statement of income.

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For the year ending December 31:
2017	$24,397
2018	18,194
2019	13,084
2020	9,289
2021 and beyond	7,085
$72,049

11. Other assets

Other assets consist of the following:

	As of December 31,
	2015	2016
Customer acquisition cost	$13,458	$30,996
Advance income and non-income taxes	50,123	60,203
Deferred transition costs	56,759	74,462
Deposits	24,107	29,853
Derivative instruments	12,096	20,657
Prepaid expenses	4,435	3,179
Accounts receivable due after one year	8,348	3,272
Others	10,679	19,706
	$180,005	$242,328

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

As of December 31:
2017	$52,612
2018	48,897
2019	43,886
2020	39,305
2021	35,354
2022 and beyond	115,921
Total minimum lease payments	$335,975

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight-line basis over the applicable lease term. Rent expenses under cancellable and non-cancellable operating leases were $57,178, $50,342 and $50,827 for the years ended December 31, 2014, 2015 and 2016, respectively.

The rental expenses set out above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $1,823, $2,037 and $598  for the years ended December 31, 2014, 2015 and 2016, respectively.

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2015	2016
Accrued expenses	$161,672	$163,400
Accrued employee cost	158,054	179,360
Deferred transition revenue	44,974	50,552
Statutory liabilities	32,149	36,878
Retirement benefits	17,930	17,616
Derivative instruments	34,610	4,777
Advance from customers	19,815	21,969
Earn-out consideration	16,896	6,885
Other liabilities	12,210	15,461
Capital lease obligations	1,328	1,349
	$499,638	$498,247

14. Long-term debt

In June 2015, the Company refinanced its 2012 facility through a new credit facility comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus a margin of 1.50% per annum or a base rate plus a margin of 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663,188 as of June 30, 2015, was extinguished, and the Company expensed $10,050, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Additionally, the refinancing of the revolving facility resulted in the accelerated amortization of $65 relating to the existing unamortized debt issuance cost. The remaining unamortized costs for the revolving facility, together with the fees paid to the Company’s lenders and third parties in connection with the new term loan and revolving facility, will be amortized over the term of the refinanced facility, which ends on June 30, 2020. For the year ended 2016, the Company was in compliance with the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

As of December 31, 2015 and December 31, 2016, the amount outstanding under the Company’s term loan, net of debt amortization expense of $3,534 and $2,667, was $776,466 and $737,333, respectively. As of December 31, 2015, the term loan bore interest at a rate equal to LIBOR (subject to a floor of 0.75%) plus a margin of 1.50% per annum. As of December 31, 2016, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of December 31, 2016 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2017	$39,181
2018	39,226
2019	39,272
2020	619,654
Total	$737,333

15. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2015 and December 31, 2016, the limits available were $15,781 and $15,382, respectively, of which $10,301 and $10,980 was utilized, constituting non-funded drawdown.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

15. Short-term borrowings (Continued)

(b)

A fund-based and non-fund based revolving credit facility of $350,000, which the company obtained in June 2015 as described in note 14. This facility replaces the Company’s $250,000 facility initially entered into in August 2012 and subsequently amended in June 2013. As of December 31, 2015 and December 31, 2016, a total of $22,947 and $160,978 respectively, was utilized, of which $21,500 and $160,000, respectively, constituted funded drawdown and $1,447 and $978, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 1.50% as of December 31, 2015. As of December 31, 2016, the revolving facility bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The unutilized amount on the revolving facility bore a commitment fee of 0.25% and 0.25% as of December 31, 2015 and December 31, 2016, respectively. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2016, the Company was in compliance with the financial covenants.

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

16. Other liabilities

Other liabilities consist of the following:

	As of December 31,
	2015	2016
Accrued employee cost	$6,901	$3,976
Deferred transition revenue	66,737	72,560
Retirement benefits	29,689	39,020
Derivative instruments	25,010	12,576
Amount received from GE under indemnification arrangement, pending adjustment	3,549	3,159
Advance from customers	4,485	2,371
Earn-out consideration	5,924	15,550
Others	10,729	11,078
Capital lease obligations	2,204	2,500
	$155,228	$162,790

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2014, 2015 and 2016, all of the plan assets were primarily invested in debt securities.

In addition, in accordance with Mexican law, the Company provides certain termination benefits (the “Mexican Plan”) to all of its Mexican employees based on the age, duration of service and salary of each eligible employee. The full-year benefit cost of the Mexican Plan is calculated on an actuarial basis.

In addition, certain of the Company’s subsidiaries organized or operating in the Philippines and Japan have sponsored defined benefit retirement programs (respectively, the “Philippines Plan” and the “Japan Plan”). The full-year benefit costs of the Japan Plan and the Philippines Plan are calculated on an actuarial basis. Company contributions in respect of these plans are made to insurer-managed funds or to a trust. The trust contributions are further invested in government bonds.

In addition, in accordance with Israeli law, the Company provides certain termination benefits (the “Israeli Plan”) to all of its Israeli employees based on the age, duration of service and salary of each eligible employee. The full-year benefit cost of the Israeli Plan is calculated on an actuarial basis.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of December 31, 2015 and 2016.

	As of December 31,
	2015	2016
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$36,445	$35,617
Service cost	5,578	5,661
Actuarial loss (gain)	(3,459)	6,749
Interest cost	2,629	2,585
Liabilities assumed on acquisition	—	693
Benefits paid	(3,846)	(4,967)
Effect of exchange rate changes	(1,730)	(1,055)
Projected benefit obligation at the end of the year	$35,617	$45,283
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$29,721	$28,549
Employer contributions	1,283	5,776
Actual gain on plan assets	2,465	1,777
Assets assumed on acquisition	—	170
Acturial gain/(loss)	—	—
Benefits paid	(3,763)	(4,897)
Effect of exchange rate changes	(1,157)	(504)
Fair value of plan assets at the end of the year	$28,549	$30,871

Amounts included in other comprehensive income (loss) as of December 31, 2015 and 2016 were as follows:

	As of December 31,
	2015	2016
Net actuarial loss	(3,051)	(8,979)
Deferred tax assets	874	2,759
Other comprehensive income (loss), net	(2,177)	(6,220)

Changes in other comprehensive income (loss) during the year ended December 31, 2016 were as follows:

2016
Net actuarial loss	$(7,141)
Amortization of net actuarial loss	(75)
Deferred income taxes	1,885
Effect of exchange rate changes	1,289
Other comprehensive income (loss), net	$(4,042)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

Net defined benefit plan costs for the years ended December 31, 2014, 2015 and 2016 include the following components:

	Year ended December 31,
	2014	2015	2016
Service costs	$4,721	$5,578	$5,661
Interest costs	2,410	2,629	2,585
Amortization of actuarial loss	419	330	(113)
Expected return on plan assets	(1,719)	(2,154)	(2,043)
Net defined benefit plan costs	$5,831	$6,383	$6,090

The amount in other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $758.

The weighted average assumptions used to determine the benefit obligations of the Gratuity Plan as of December 31, 2015 and 2016 are presented below:

	As of December 31,
	2015	2016
Discount rate	8.30% - 8.45%	7.10% - 7.5%
Rate of increase in compensation per annum	5.20%-11.00%	5.20%-11.00%

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2014, 2015 and 2016 are presented below:

	Year ended December 31,
	2014	2015	2016
Discount rate	9.50% - 9.55%	8.50% - 8.55%	8.30% - 8.45%
Rate of increase in compensation per annum	5.20% - 11.00%	5.20% - 11.00%	5.20% - 11.00%
Expected long-term rate of return on plan assets per annum	8.50%	8.50%	7.50%

The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2015 and 2016 are presented below:

	Year ended December 31,
	2015	2016
Discount rate	6.50%	6.80%
Rate of increase in compensation per annum	5.50%	5.50%

The weighted average assumptions used to determine the costs of the Mexican Plan for the years ended December 31, 2014, 2015 and 2016 are presented below:

	Year ended December 31,
	2014	2015	2016
Discount rate	6.50%	6.50%	6.50%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets per annum	0.00%	0.00%	0.00%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2015 and 2016 are presented below:

	Year ended December 31,
	2015	2016
Discount rate	0.24% - 1.30%	0.08% - 1.30%
Rate of increase in compensation per annum	0.00% - 3.55%	0.00% - 3.55%

The weighted average assumptions used to determine the costs of the Japan Plan for the years ended December 31, 2014, 2015 and 2016 are presented below:

	Year ended December 31,
	2014	2015	2016
Discount rate	0.50% - 1.44%	0.20% - 1.30%	0.24% - 1.30%
Rate of increase in compensation per annum	0.00%	0.00% - 3.55%	0.00% - 3.55%
Expected long-term rate of return on plan assets per annum	2.69%	2.69% - 3.44%	0.00% - 3.77%

The expected returns on plan assets set forth above are based on the Company’s expectation of the average long-term rate of return expected to prevail over the next 15 to 20 years on the types of investments prescribed by applicable statute.

The Company evaluates these assumptions based on projections of the Company’s long-term growth and prevalent industry standards. Unrecognized actuarial loss is amortized over the average remaining service period of the active employees expected to receive benefits under the plan.

The fair values of the Company’s plan assets as of December 31, 2015 and 2016 by asset category are as follows:

	As of December 31, 2016
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$4,809	$4,809	$-	$-
Fixed income securities (Note a)	23,659	3,001	20,658	-
Other securities (Note b)	2,403	2,191	212	-
Total	$30,871	$10,001	$20,870	$-

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

	As of December 31, 2015
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$2,460	$2,460	$—	$—
Fixed income securities (Note a)	23,190	3,520	19,670	—
Other securities (Note b)	2,899	1,234	1,665	—
Total	$28,549	$7,214	$21,335	$—

(a)	Includes investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.
(b)	Includes investments in funds that invest primarily in fixed income securities and the remaining portion in equity securities.

The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2017	$6,577
2018	$6,654
2019	$7,013
2020	$7,819
2021	$8,268
2022 - 2026	$38,886
$75,217

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2016.

Defined contribution plans

During the years ended December 31, 2014, 2015 and 2016, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2014	2015	2016
India	$15,272	$15,915	$19,074
U.S.	5,565	8,148	10,379
U.K.	3,361	4,453	6,593
China	14,518	14,511	15,512
Other regions	4,355	4,690	4,684
Total	$43,071	$47,717	$56,242

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

During the year ended December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan and the 2005 Plan was increased by 8,858,823 and 495,915 shares, respectively, as the result of a one-time adjustment to outstanding unvested share awards in connection with a special dividend payment.

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

Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2014, 2015 and 2016, were $27,773, $24,684 and $24,686, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.

Tax benefits recognized in relation to stock-based compensation charges, excluding excess benefits, during the years ended December 31, 2014, 2015 and 2016 were $6,366, $6,125 and $ 6,446, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in 2014, 2015 and 2016:

	2014	2015	2016
Dividend yield	—	—	—
Expected life (in months)	84	84	84
Risk-free rate of interest for expected life	2.18% - 2.29%	1.99%	1.42%-1.56%
Volatility	37.27% - 38.34%	34.97%	25.60%-27.22%

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

A summary of stock option activity during the years ended December 31, 2014, 2015 and 2016 is set out below:

	Year ended December 31, 2014
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2014	11,102,163	$12.40	5.2	$—
Granted	520,000	17.54	—	—
Forfeited	(250,673)	19.20	—	—
Expired	(27,228)	12.32	—	—
Exercised (Note b)	(3,972,535)	7.00	—	47,399
Outstanding as of December 31, 2014	7,371,727	$15.44	5.9	$27,886
Vested as of December 31, 2014 and expected to vest thereafter (Note a)	7,073,004	$15.19	5.9	$27,755
Vested and exercisable as of December 31, 2014	3,542,821	$11.37	3.1	$26,781
Weighted average grant-date fair value of options granted during the period	$7.54

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2015
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2015	7,371,727	$15.44	5.9	$—
Granted	170,000	22.77	—	—
Forfeited	(125,000)	19.35	—	—
Expired	(1,277)	14.32	—	—
Exercised	(1,428,605)	9.49	—	22,122
Outstanding as of December 31, 2015	5,986,845	$16.99	5.8	$48,661
Vested as of December 31, 2015 and expected to vest thereafter (Note a)	5,754,969	$16.76	5.8	$47,325
Vested and exercisable as of December 31, 2015	2,183,846	$12.67	2.7	$26,892
Weighted average grant-date fair value of options granted during the period	$9.15

	Year ended December 31, 2016
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2016	5,986,845	$16.99	5.8	$—
Granted	860,000	26.80	—	—
Forfeited	(145,000)	17.77	—	—
Expired	—	—	—	—
Exercised	(994,155)	14.98	—	9,301
Outstanding as of December 31, 2016	5,707,690	$18.65	5.8	$34,641
Vested as of December 31, 2016 and expected to vest thereafter (Note a)	5,457,701	$18.42	5.8	$34,150
Vested and exercisable as of December 31, 2016	2,746,191	$15.62	4.0	$23,960
Weighted average grant-date fair value of options granted during the period	$8.50

(a)	Options expected to vest reflect an estimated forfeiture rate.
(b)	2,138,601 of these options were net settled upon exercise by issuing 1,485,826 shares (net of minimum statutory withholding taxes).

Cash received by the Company upon the exercise of stock options amounted to $16,051, $13,564 and $14,896. Cash tax benefits realized by the Company upon the exercise of stock options during the years ended December 31, 2014 and 2015 and cash tax benefits received by the Company upon the exercise of stock options during the year ended December 31, 2016 were $761, $6,982 and $1,548 (including excess tax benefits of $0, $6,560, $1,004), respectively.

As of December 31, 2016, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $12,683, which will be recognized over the weighted average remaining requisite vesting period of 2.5 years.

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

A summary of RSUs granted during the years ended December 31, 2014, 2015 and 2016 is set out below:

	Year ended December 31, 2014
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2014	871,772	$13.96
Granted	227,248	16.58
Vested (Note b)	(511,513)	13.83
Forfeited	(99,089)	13.77
Outstanding as of Dec 31, 2014	488,418	$15.36
Expected to vest (Note a)	451,721

	Year ended December 31, 2015
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2015	488,418	$15.36
Granted	53,546	20.88
Vested (Note c)	(351,338)	15.29
Forfeited	(33,236)	14.00
Outstanding as of December 31, 2015	157,390	$17.67
Expected to vest (Note a)	147,226
	Year ended December 31, 2016
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	157,390	$17.67
Granted	95,553	25.49
Vested (Note d)	(133,903)	20.66
Forfeited	(1,135)	14.18
Outstanding as of December 31, 2016	117,905	$20.65
Expected to vest (Note a)	107,366

(a)     RSUs expected to vest reflect an estimated forfeiture rate.

(b)

418,821 of these RSUs were net settled upon vesting by issuing 285,706 shares (net of minimum statutory withholding taxes). 92,692 RSUs vested in the year ended December 31, 2014, 91,963 shares in respect of which were issued in 2016 after withholding shares to the extent of minimum statutory withholding taxes.

(c)

Vested RSUs were net settled by issuing 199,949 shares (net of minimum statutory tax withholding). 53,546 RSUs vested in the year ended December 31, 2015, shares in respect of which will be issuable in 2017 after withholding shares to the extent of minimum statutory withholding taxes.

(d)     Vested RSUs were net settled by issuing 29,719 shares (net of minimum statutory tax withholding). 86,517 RSUs vested in the year ended December 31, 2016, shares in respect of which will be issued in 2017 after withholding shares to the extent of minimum statutory withholding taxes.

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

As of December 31, 2016, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $1,520, which will be recognized over the weighted average remaining requisite vesting period of 2.6 years.

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

A summary of PU activity during the years ended December 31, 2014, 2015 and 2016 is set out below:

	Year ended December 31, 2014
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2014	3,913,733	$16.44	6,149,018
Granted	1,337,750	16.78	2,729,125
Vested (Note b)	(1,469,200)	14.50	(1,469,183)
Forfeited (Note d)	(2,629,463)	17.30	(2,664,980)
Adjustment due to achievement of higher-than-target performance (Note c)	139,930	12.04
Adjustment due to achievement of lower-than-maximum performance (Note e)			(2,095,354)
Outstanding as of December 31, 2014	1,292,750	$16.78	2,648,626
Expected to vest (Note a)	1,153,277

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2015
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2015	1,292,750	$16.78	2,648,626
Granted	1,375,650	22.72	2,965,475
Vested (Note f)	(855)	16.78	(855)
Forfeited	(136,216)	17.82	(156,194)
Adjustment due to achievement of lower-than-target performance (Note g)	(32,007)	20.45
Adjustment due to achievement of lower-than-maximum performance (Note h)			(2,957,730)
Outstanding as of December 31, 2015	2,499,322	$19.95	2,499,322
Expected to vest (Note a)	2,184,906
	Year ended December 31, 2016
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2016	2,499,322	$19.95	2,499,322
Granted	1,518,374	27.93	3,343,335
Vested	—	—	—
Forfeited	(252,842)	21.88	(325,817)
Adjustment upon final determination of level of performance goal achievement (Note i)	7,274	22.72
Adjustment upon final determination of level of performance goal achievement (Note i)			7,274
Outstanding as of December 31, 2016	3,772,128	$23.04	5,524,114
Expected to vest (Note a)	2,226,489

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
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

(c)	Represents 139,930 additional shares issued in 2014 (included in note (b) above) for PUs granted in 2011.
(d)

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

(e)

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

(f)	Vested PUs were net settled upon vesting by issuing 590 shares (net of minimum statutory tax withholding).
(g)

Represents a 5.2% to 6.7% reduction, depending on the targets under the PU award granted, in the number of target shares as a result of achievement of lower-than-target performance for the PUs granted in 2015, partially offset by a 0.8% to 6.6% increase in the number of target shares as a result of achievement of higher-than-target performance for the PUs granted in 2014.

(h)

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

(i)	Represents an adjustment made in March 2016 to the number of shares underlying the PUs granted in 2015 upon certification of the level of achievement of the performance targets for such awards.

231,029 shares vested in the year ended December 31, 2012 in respect of PUs granted in August 2010. 138,035 shares (net of minimum statutory tax withholding) in respect of such PUs were issued in January 2014.

Outstanding PUs as of December 31, 2016 include 1,452,424 awards granted in 2016, the performance conditions of which are not expected to be fulfilled. The non-fulfillment of the performance conditions of these awards will be certified by the compensation committee following the final determination of the performance goals achieved for the performance period.

As of December 31, 2016, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $8,947 which will be recognized over the weighted average remaining requisite vesting period of 1.0 year.

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

During the years ended December 31, 2014, 2015 and 2016, 151,461, 121,485 and 146,685 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the employee stock purchase plan is recognized in accordance with FASB guidance on compensation-stock compensation. The compensation expense for the ESPP during the years ended December 31, 2014, 2015 and 2016 was $292, $292 and $428, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Capital stock

The Company’s authorized capital stock as of December 31, 2015 and 2016 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 211,472,312 and 198,794,052 common shares, and no preferred shares, issued and outstanding as of December 31, 2015 and 2016, respectively.

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

Share Repurchases

In February 2015, the Company’s board of directors (the “Board”) authorized a program to repurchase up to $250,000 in value of the Company’s common shares. On February 4, 2016, the Board approved up to an additional $250,000 in share repurchases under the program, on September 19, 2016 the Board approved up to an additional $250,000 in share repurchases, and on February 10, 2017 the Board approved up to an additional $500,000 in share repurchases, bringing the total authorization under the Company’s existing program to $1,250,000. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the years ended December 31, 2015 and December 31, 2016, the Company purchased 9,867,873 and 13,940,782 of its common shares, respectively, at a weighted average price of $23.00 and $24.76 per share, respectively, for an aggregate cash amount of $226,917 and $345,200, respectively. The purchased shares have been retired.

Any purchase by the Company of its common shares is accounted for when the transaction is settled. There were no unsettled share purchases as of December 31, 2015 and December 31, 2016. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares. For the year ended December 31, 2015 and December 31, 2016, $197 and $279, respectively, was deducted from retained earnings in direct costs related to share purchases.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

20. Earnings per share

The Company calculates earnings per share in accordance with FASB guidance on Earnings per Share. Basic and diluted earnings per common share give effect to the change in the number of common shares outstanding. The calculation of basic earnings per common share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding. The potentially dilutive shares, consisting of outstanding options on common shares, restricted share units, common shares to be issued under the ESPP and performance units, have been included in the computation of diluted net earnings per share and number of weighted average shares outstanding, except where the result would be anti-dilutive.

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 3,758,000, 2,821,000 and 781,215 for the years ended December 31, 2014, 2015 and 2016, respectively.

	Year ended December 31,
	2014	2015	2016
Net income available to Genpact Limited common shareholders	$192,002	$239,817	$269,684
Weighted average number of common shares used in computing basic earnings per common share	220,847,098	216,606,542	206,861,536
Dilutive effect of stock-based awards	4,321,567	2,538,502	3,264,487
Weighted average number of common shares used in computing dilutive earnings per common share	225,168,665	219,145,044	210,126,023
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.87	$1.11	$1.30
Diluted	$0.85	$1.09	$1.28

21. Cost of revenue

Cost of revenue consists of the following:

	Year ended December 31,
	2014	2015	2016
Personnel expenses	$943,105	$1,013,209	$1,061,501
Operational expenses	390,441	432,535	446,922
Depreciation and amortization	44,542	47,803	46,284
	$1,378,088	$1,493,547	$1,554,707

22. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2014	2015	2016
Personnel expenses	$419,299	$430,088	$469,956
Operational expenses	157,755	169,042	174,060
Depreciation and amortization	8,592	8,984	9,013
	$585,646	$608,114	$653,029

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

23. Other operating (income) expense, net

	Year ended December 31,
	2014	2015	2016
Other operating (income) expense	$(3,163)	$(2,515)	$(1,266)
Impairment of intangible assets	—	10,714	11,195
Change in fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(3,707)	(11,521)	(14,869)
Other operating (income) expense, net	$(6,870)	$(3,322)	$(4,940)

24. Interest income (expense), net

Interest income (expense), net consists of the following:

	Year ended December 31,
	2014	2015	2016
Interest income	$4,405	$8,676	$7,247
Interest expense	(33,800)	(29,828)	(23,431)
Loss on extinguishment of debt	—	(10,115)	—
Interest income (expense), net	$(29,395)	$(31,267)	$(16,184)

25. Income taxes

Income tax expense (benefit) for the years ended December 31, 2014, 2015 and 2016 is allocated as follows:

	Year ended December 31,
	2014	2015	2016

Income from continuing operations	$57,419	$61,937	$62,098
Other Comprehensive Income:
Unrealized gains (losses) on cash flow hedges	48,966	13,816	23,809
Retirement benefits	(413)	1,304	(1,885)
Additional paid-in capital:
Excess tax benefit on stock-based compensation	—	$(6,560)	—
Retained earnings:
Deferred tax assets recognized on early adoption of ASU 2016-09	—	—	(24,912)

The components of income before income tax expense from continuing operations are as follows:

	Year ended December 31,
	2014	2015	2016
Domestic (U.S.)	$19,614	$23,122	$44,110
Foreign (Non-U.S.)	229,976	278,632	285,535
Income before income taxes	$249,590	$301,754	$329,645

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2014	2015	2016
Current taxes :
Domestic (U.S. federal taxes)	$3,768	$12,142	$78
Domestic (U.S. state taxes)	666	301	1,069
Foreign (Non-U.S.)	65,237	68,207	30,497
	$69,671	$80,650	$31,644
Deferred taxes :
Domestic (U.S. federal taxes)	$2,761	$(5,396)	$11,379
Domestic (U.S. state taxes)	(193)	344	(459)
Foreign (Non-U.S.)	(14,820)	(13,661)	19,534
	$(12,252)	$(18,713)	$30,454
Total income tax expense (benefit)	$57,419	$61,937	$62,098

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes, as a result of the following:

	Year ended December 31,
	2014	2015	2016
Income before income tax expense	$249,590	$301,754	$329,645
Statutory tax rates	35%	35%	35%
Computed expected income tax expense	87,356	105,614	115,376
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	(4,703)	(16,550)	(18,574)
Tax benefit from tax holiday	(35,868)	(38,039)	(32,893)
Non-deductible expenses	3,789	1,884	2,295
Effect of change in tax rates	176	1,436	353
Change in valuation allowance	(2,880)	(33)	(4,830)
Unrecognized tax benefits	1,423	6,272	(627)
Others	8,126	1,353	998
Reported income tax expense (benefit)	$57,419	$61,937	$62,098

A portion of the profits of the Company’s operations is exempt from income tax in India.  One of the Company’s Indian subsidiaries has fourteen units eligible for a tax holiday as a special economic zone unit in respect of 100% of the export profits it generates for a period of 5 years from commencement, 50% of such profits for the next 5 years (year 6 to year 10 from commencement) and 50% of the profits for an additional period of 5 years (year 11 to year 15 from commencement), subject to the satisfaction of certain capital investment requirements. The tax holidays for the Company’s existing special economic zone units will begin to expire on March 31, 2022 and will have fully expired on March 31, 2029, assuming the Company satisfies the capital investment requirements.

The effect of the Indian tax holiday on basic earnings per share was $0.16, $0.18 and $0.19, respectively, for the years ended December 31, 2014, 2015 and 2016. The effect of the tax holiday on diluted earnings per share was $0.16, $0.17 and $0.18, respectively, for the years ended December 31, 2014, 2015 and 2016.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The components of the Company’s deferred tax balances as of December 31, 2015 and 2016 are as follows:

	As of December 31,
	2015	2016
Deferred tax assets
Net operating loss carryforwards	$48,626	$52,997
Accrued liabilities and other expenses	16,680	19,840
Provision for doubtful receivables	5,655	6,419
Property, plant and equipment	4,538	3,445
Unrealized losses on cash flow hedges, net	10,296	558
Share-based compensation	14,253	19,054
Retirement benefits	2,772	5,067
Deferred revenue	39,547	44,892
Tax credit carryforwards	52,993	34,509
Others	9,173	8,876
Gross deferred tax assets	$204,533	$195,657
Less: Valuation allowance	(20,091)	(14,746)
Total deferred tax assets	$184,442	$180,911
Deferred tax liabilities
Intangible assets	$20,987	$13,519
Property, plant and equipment	3,406	2,745
Deferred cost	31,953	41,950
Investments in foreign subsidiaries not indefinitely reinvested	23,097	29,546
Unrealized gains on cash flow hedges, net	—	14,350
Others	7,697	11,073
Total deferred tax liabilities	$87,140	$113,183
Net deferred tax asset	$97,302	$67,728

	As of December 31,
Classified as	2015	2016
Deferred tax assets
Non-current	$99,395	$70,143
Deferred tax liabilities
Non-current	$2,093	$2,415
	$97,302	$67,728

The change in the total valuation allowance for deferred tax assets as of December 31, 2014, 2015 and 2016 is as follows:

	Year ended December 31,
	2014	2015	2016
Opening valuation allowance	$24,654	$21,094	$20,091
Reduction during the year	(8,662)	(3,499)	(7,299)
Addition during the year	5,102	2,496	1,954
Closing valuation allowance	$21,094	$20,091	$14,746

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

Management considers the scheduled reversal of deferred tax liabilities and projected taxable income in making this assessment. In order to fully realize a deferred tax asset, the Company must generate future taxable income prior to the expiration of the deferred tax asset under applicable law. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2016. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

In 2014, the Company determined that it was more likely than not that the deferred tax assets of a foreign subsidiary would be partially realized after considering all positive and negative evidence. Prior to 2014, because of significant negative evidence, including a history of losses, an uncertain revenue stream, and potential reorganization activity that could adversely affect the foreign subsidiary’s future operations and profitability on a continuing basis in future years, the Company determined that it was more likely than not that the subsidiary’s deferred tax assets would not be realized. However, as of December 31, 2014, such subsidiary had realized cumulative pre-tax income for the preceding three years and had forecasted future pre-tax income sufficient to realize a portion of its deferred tax assets. After consideration of the relative impact of all evidence, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that a portion of the subsidiary’s deferred tax assets would be realized and that the applicable valuation allowance should be partially released up to $3,000.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued) In 2016, one of the Company’s subsidiaries filed amended tax returns with respect to prior years, resulting in revised assessments, higher taxable income and the utilization of operating loss carryforwards. The use of operating loss carryforwards resulted in the complete reversal of the subsidiary’s remaining valuation allowance of $3,377.

On January 1, 2016, the Company elected the early adoption of ASU 2016-09, which was applied using a modified retrospective approach. Accordingly, excess tax benefits relating to the exercise of stock options prior to December 31, 2015 amounting to $24,912 were recorded through retained earnings. For the year ended December 31, 2016, the Company has recognized net excess tax benefits of $1,004 in income tax expense attributable to continuing operations.

The Company recorded excess tax benefits of $0, $6,560, and $0 through additional paid-in capital during the years ended December 31, 2014, 2015 and 2016, respectively.

As of December 31, 2016, the Company’s deferred tax assets related to net operating loss carryforwards amounted to $52,997. Net operating losses of subsidiaries in the United Kingdom, Hungary, Singapore, Malaysia, China, Australia, Brazil, Spain, Israel and Luxembourg amounted to $143,029 and can be carried forward for an indefinite period. The Company’s remaining tax loss carryforwards expire as set forth in the table below:

	US - Federal	Europe	Others
Year ending December 31,
2017	$—	$3	$—
2018	—	5	19
2019	—	5	67
2020	—	234	697
2021	—	2,335	2,790
2022	—	1,829	57
2023	—	4,576	1,133
2024	—	5,820	8,577
2025	—	3,485	2,379
2026	—	348	2,329
2027	—	—	—
2028	—	31	—
2029	—	-	—
2030	—	196	—
2031	14,607	188	—
2032	21	65	—
2033	4,538	83	—
2034	37	—	—
2035	30	—	—
2036	—	—	—
2037	—	—	1,097
	$19,233	$19,203	$19,145

As of December 31, 2016, the Company had additional deferred tax assets on U.S. state and local tax loss carryforwards amounting to $6,295 with varying expiration periods between 2017 and 2035.

As of December 31, 2016, the company had a total foreign tax credit of $31,490, which will expire as set forth in the table below:

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

Year ending December 31,	Amount
2022	$893
2023	1,202
2024	15,552
2025	8,481
2026	5,362
$31,490

Undistributed earnings of the Company’s foreign (non-Bermuda) subsidiaries amounted to $795,398 as of December 31, 2016. The Company plans to indefinitely reinvest such undistributed earnings, except for those earnings for which a deferred tax liability has already been accrued or which can be repatriated in a tax-free manner. Accordingly, with limited exceptions, the Company does not accrue any income, distribution or withholding taxes that would arise if such earnings were repatriated. Due to the Company’s changing corporate structure, the various methods that are available to repatriate earnings, and uncertainty relative to the applicable taxes at the time of repatriation, it is not practicable to determine the amount of tax that would be imposed upon repatriation. If undistributed earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the company will accrue the applicable amount of taxes associated with such earnings at that time.

As of December 31, 2016, $412,533 of the Company’s $422,623 in cash and cash equivalents was held by the Company’s foreign (non-Bermuda) subsidiaries. $148,158 of this cash is held by foreign subsidiaries for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $35,902 of retained earnings. $92,254 of the Company’s cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $172,121 in cash and cash equivalents held by certain foreign subsidiaries of the Company is being permanently reinvested.

The following table summarizes activities related to our unrecognized tax benefits from January 1 to December 31 for each of 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
Opening Balance at January 1	$21,832	$22,718	$26,357
Increase related to prior year tax positions, including recorded in acquisition accounting	2,472	2,000	370
Decrease related to prior year tax positions	(1,002)	—	(1,506)
Decrease related to divestiture of business	—	—	(345)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(753)	(820)	(2,122)
Increase related to current year tax positions, including recorded in acquisition accounting	442	3,544	3,225
Decrease related to settlements with tax authorities	—	—	(2,000)
Effect of exchange rate changes	(273)	(1,085)	(512)
Closing Balance at December 31	$22,718	$26,357	$23,467

As of December 31, 2014, 2015 and 2016, the Company had unrecognized tax benefits amounting to $21,268, $24,935 and $22,469, respectively, which, if recognized, would impact the effective tax rate.

As of December 31, 2014, 2015 and 2016, the Company had accrued $3,417, $4,223 and $3,856, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2014, 2015 and 2016, the Company recognized $44, $1,152 and $(206), respectively, excluding exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2014, 2015 and 2016 the company had accrued $561, $958 and $977, respectively, for penalties.

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

With exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2013. The Company’s subsidiaries in India and China are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2009, and January 1, 2007, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

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

Net revenues by service type are as follows:

	Year ended December 31,
	2014	2015	2016
Business process outsourcing	$1,736,716	$1,933,095	$2,083,450
Information technology services	542,722	527,949	487,306
Total net revenues	$2,279,438	$2,461,044	$2,570,756

Revenues from clients based on the industry serviced are as follows:

	Year ended December 31,
	2014	2015	2016
Banking, financial services and insurance	$940,345	$1,030,584	$1,055,704
Manufacturing, including pharmaceuticals and medical equipment manufacturing	796,872	878,570	958,779
Technology, healthcare and other services	542,221	551,890	556,273
Total net revenues	$2,279,438	$2,461,044	$2,570,756

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

26. Segment reporting (Continued)

Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2014	2015	2016
India	$1,505,960	$1,687,699	$1,804,113
Asia, other than India	232,349	238,529	249,839
North and Latin America	302,515	304,879	282,434
Europe	238,614	229,937	234,370
Total net revenues	$2,279,438	$2,461,044	$2,570,756

Revenues from GE comprised 20%, 19% and 16% of the Company’s consolidated total net revenues in 2014, 2015 and 2016, respectively. No other customer accounted for 10% or more of the Company’s consolidated total net revenues during these periods.

Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2015	2016
India	$112,911	$116,417
Asia, other than India	11,700	13,549
North and Latin America	41,561	51,400
Europe	9,224	18,749
Total	$175,396	$200,115

27. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

In the years ended December 31, 2014, 2015, and 2016, the Company recognized net revenues of $285, $326 and $335, respectively, from a client that is also a significant shareholder of the Company.

In the years ended December 31, 2014, 2015 and 2016, the Company recognized net revenues of $5,580, $7,826 and $8,077, respectively, from a client that is a non-consolidating affiliate of the Company. $1,955 and $2,411 of such revenue is receivable as of December 31, 2015 and 2016, respectively.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in cost of revenue. For the years ended December 31, 2014, 2015 and 2016, cost of revenue includes an amount of $2,126, $2,173 and $2,067, respectively, attributable to the cost of such services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the years ended December 31, 2014, 2015 and 2016, selling, general and administrative expenses include an amount of $613, $384

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

27. Related party transactions (Continued) and $291, respectively, attributable to the cost of such services provided by the Company’s non-consolidating affiliates.

During the years ended December 31, 2015 and 2016, the Company engaged a significant shareholder of the Company to provide services to the Company at a cost of $421 and $58, respectively.

Investment in equity affiliates

During the years ended December 31, 2015 and 2016, the Company made investments of $17,013 and $5,884, respectively, in its non-consolidating affiliates. As of December 31, 2015 and 2016, $3,736 and $ 0, respectively, of such amounts were outstanding and have been included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

As of December 31, 2015 and 2016, the Company’s investments in its non-consolidating affiliates amounted to $6,677 and $4,800, respectively.

Others

During the years ended December 31, 2015 and 2016, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $2,077 and $1,162, respectively, of which $488 is receivable as of December 31, 2016.

During the year ended December 31, 2016, the company claimed a portion of an equity affiliate’s net operating losses under consortium relief in the United Kingdom amounting to $3,291, which was outstanding and has been included in other liabilities in the company’s consolidated balance sheet as of December 31, 2016.

28. Commitments and contingencies

Capital commitments

As of December 31, 2015 and 2016, the Company has committed to spend $8,237 and $5,185, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,748 and $11,958 as of December 31, 2015 and 2016, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

Other commitments

The Company’s business process delivery centers in India are 100% export-oriented units or Software Technology Parks of India (“STPI”) units under the STPI guidelines issued by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

29. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Total net revenues	$609,703	$630,523	$648,783	$681,747	$2,570,756
Gross profit	$236,855	$246,768	$256,351	$276,075	$1,016,049
Income from operations	$75,622	$79,940	$87,124	$98,092	$340,777
Income before equity method investment activity, net and income tax expense	$72,664	$81,818	$87,360	$95,502	$337,343
Net income	$58,276	$64,349	$68,045	$76,878	$267,547
Net income attributable to non-controlling interest/redeemable Non-controlling interest	$289	$882	$734	$232	$2,137
Net income attributable to Genpact Limited common shareholders	$58,565	$65,231	$68,779	$77,110	$269,684
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.28	$0.31	$0.33	$0.38	$1.30
Diluted	$0.27	$0.31	$0.33	$0.38	$1.28
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	210,780,165	210,178,050	206,146,007	200,341,922	206,861,536
Diluted	213,892,964	213,803,134	209,376,683	203,431,310	210,126,023

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

29. Quarterly financial data (unaudited) (Continued)

	Three months ended				Year ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Total net revenues	$587,153	$609,532	$617,831	$646,528	$2,461,044
Gross profit	$229,677	$243,228	$242,001	$252,591	$967,497
Income from operations	$74,050	$89,353	$87,343	$83,446	$334,192
Income before equity method investment activity, net and income tax expense	$57,938	$80,245	$89,685	$84,686	$312,554
Net income	$44,653	$62,701	$68,050	$64,413	$239,817
Net income attributable to non-controlling interest	$—	$—	$—	$—	$—
Net income attributable to Genpact Limited common shareholders	$44,653	$62,701	$68,050	$64,413	$239,817
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.20	$0.29	$0.32	$0.30	$1.11
Diluted	$0.20	$0.28	$0.31	$0.30	$1.09
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	219,892,695	218,525,149	215,311,322	212,697,001	216,606,542
Diluted	222,347,101	220,962,306	217,595,704	215,675,065	219,145,044

30. Subsequent Events

Share Repurchase

On February 10, 2017, the Company announced that its Board of Directors has approved a $500,000 increase to its existing $750,000 share repurchase program, bringing the total authorization under the Company’s existing program to $1,250,000.

Pursuant to its share repurchase program, the Company repurchased 808,293 of its common shares between January 1, 2017 and March 1, 2017, at a weighted average price of $24.48 per share for an aggregate cash amount of $19,783.

Dividend

On February 10, 2017, the Company announced that its Board of Directors has approved a dividend program under which the Company intends to pay a regular quarterly cash dividend of $0.06 per share to holders of its common shares, representing a planned annual dividend of $0.24 per share.  The initial dividend will be paid on or about March 28, 2017 to shareholders of record as of the close of business on March 10, 2017.  The declaration of any future dividends is subject to the discretion of the Board of Directors.

Acquisition

On February 5, 2017, the Company entered into a definitive agreement to acquire the item processing business of Fiserv Solutions of Australia Pty Limited for estimated cash consideration of $32,150, subject to adjustment for working capital, value transfer and net debt. This acquisition will expand the Company’s digital transformation and end-to-end capabilities for its clients in the financial services industry. The acquisition will also strengthen the Company’s rapidly growing financial services portfolio and expand its Australia footprint.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
President and Chief Executive Officer

Date: March 1, 2017

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

Signature	Title	Date

/s/ N.V. tyagarajan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
N.V. Tyagarajan

/s/ Edward J. Fitzpatrick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
Edward J. Fitzpatrick

/s/ Robert G. Scott	Director	March 1, 2017
Robert G. Scott

/s/ Amit Chandra	Director	March 1, 2017
Amit Chandra

/s/ Laura Conigliaro	Director	March 1, 2017
Laura Conigliaro

/s/ David Humphrey	Director	March 1, 2017
David Humphrey

/s/ Carol Lindstrom	Director	March 1, 2017
Carol Lindstrom

/s/ James C. Madden	Director	March 1, 2017
James C. Madden

/s/ Alex Mandl	Director	March 1, 2017
Alex Mandl

/s/ CeCelia Morken	Director	March 1, 2017
CeCelia Morken

/s/ Mark Nunnelly	Director	March 1, 2017
Mark Nunnelly

/s/ Hanspeter Spek	Director	March 1, 2017
Hanspeter Spek

/s/ Mark Verdi	Director	March 1, 2017
Mark Verdi

EXHIBIT INDEX

Exhibit Number	Description
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

10.1†

Gecis Global Holdings 2005 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.2†

Genpact Global Holdings 2006 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.3†

Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.4†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

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

10.7†

Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1(File No. 333-142875) filed with the SEC on August 1, 2007).

10.8†

U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on Schedule 14A with the SEC on April 3, 2008).

10.9†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on February 23, 2010).

10.10†	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 15, 2010).

10.11†	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 21, 2011).

Exhibit Number	Description

10.12†	Form of RSU Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 31, 2011).

10.13†

Form of Amended and Restated Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 15, 2011).

10.14

Agreement and Plan of Merger dated April 5, 2011 among Genpact International, Inc., Hawk International Corporation, Headstrong Corporation, WCAS Hawk Corp. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2011).

10.15†

Employment Agreement by and between the Registrant and N.V. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 17, 2011).

10.16†

Employment Agreement by and between Genpact LLC and Patrick Cogny, dated August 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 10, 2011).

10.17†	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2012).

10.18†

Performance Share Award Agreement with N.V. Tyagarajan, dated March 6, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2012).

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

10.24†

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

10.26†	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2013).

10.27†

Employment Agreement by and between the Registrant and Edward Fitzpatrick, dated June 26, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.28†

Form of Share Option Agreement with Edward Fitzpatrick (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.29†	Form of RSU Award Agreement with Edward Fitzpatrick (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.30†	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 8, 2014).

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

10.35†

Amendment No. 1 to Employment Agreement by and among Genpact International, Inc., Genpact LLC and Patrick Cogny, dated as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 18, 2015).

10.36*+	Master Services Agreement, dated as of December 22, 2016, by and between Genpact International, Inc. and General Electric International, Inc.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG.

24.1*	Powers of Attorney (included on the signature pages of this report).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Annual Report on Form 10-K.
+	Confidential treatment has been requested for portions of this exhibit. Confidential materials have been omitted and filed separately with the Securities and Exchange Commission.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

(1)Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2015 and December 31, 2016, (iii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2014, December 31, 2015 and December 31, 2016, (iv) Consolidated Statement of Equity for the years ended December 31, 2014, December 31, 2015 and Consolidated Statements of Equity and Redeemable Non-controlling Interest for the year ended December 31, 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2015 and December 31, 2016, and (vi) Notes to Consolidated Financial Statements.

E-4