Form 10-Q
period 2017-03-31
Genpact LTD
filed 2017-05-10
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section l3(a) of the Exchange Act.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of April 28, 2017 was 192,743,610.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2016	As of March 31, 2017
Assets
Current assets
Cash and cash equivalents	4	$422,623	$388,186
Accounts receivable, net	5	615,265	602,871
Prepaid expenses and other current assets	8	189,149	227,635
Total current assets		$1,227,037	$1,218,692

Property, plant and equipment, net	9	200,115	212,562
Deferred tax assets	23	70,143	61,029
Investment in equity affiliates	24	4,800	769
Intangible assets, net	10	72,049	69,070
Goodwill	10	1,069,408	1,097,329
Other assets		242,328	252,279
Total assets		$2,885,880	$2,911,730

Liabilities and equity
Current liabilities
Short-term borrowings	11	$160,000	$15,000
Current portion of long-term debt	12	39,181	39,192
Accounts payable		9,768	9,086
Income taxes payable	23	24,159	33,091
Accrued expenses and other current liabilities	13	498,247	426,953
Total current liabilities		$731,355	$523,322

Long-term debt, less current portion	12	698,152	1,035,778
Deferred tax liabilities	23	2,415	1,815
Other liabilities	14	162,790	165,561
Total liabilities		$1,594,712	$1,726,476

Redeemable non-controlling interest		4,520	3,610
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 198,794,052 and 192,727,001 issued and outstanding as of December 31, 2016 and March 31, 2017, respectively		1,984	1,924
Additional paid-in capital		1,384,468	1,347,265
Retained earnings		358,121	219,776
Accumulated other comprehensive income (loss)		(457,925)	(387,321)
Total equity		$1,286,648	$1,181,644
Commitments and contingencies	25
Total liabilities, redeemable non-controlling interest and equity		$2,885,880	$2,911,730

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2016 (1)	2017
Net revenues		$609,703	$622,995
Cost of revenue	19, 24	372,848	383,337
Gross profit		$236,855	$239,658
Operating expenses:
Selling, general and administrative expenses	20, 24	160,149	160,858
Amortization of acquired intangible assets	10	6,145	7,242
Other operating (income) expense, net	21	(5,061)	(7,538)
Income from operations		$75,622	$79,096
Foreign exchange gains (losses), net		(998)	(4,913)
Interest income (expense), net	22	(2,838)	(5,493)
Other income (expense), net		878	553
Income before equity-method investment activity, net and income tax expense		$72,664	$69,243
Equity-method investment activity, net		(2,145)	(4,558)
Income before income tax expense		$70,519	$64,685
Income tax expense	23	12,014	12,245
Net income		$58,505	$52,440
Net loss (income) attributable to redeemable non-controlling interest		289	898
Net income attributable to Genpact Limited shareholders		$58,794	$53,338
Net income available to Genpact Limited common shareholders	18	$58,794	$53,338
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.28	$0.27
Diluted		$0.27	$0.26
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		210,780,165	199,069,528
Diluted		213,892,964	202,655,937

(1)   Income taxes, net income, and basic and diluted net income per common share for the three months ended March 31, 2016 have been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended March 31,
	2016 (1)		2017
	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest
Net Income (loss)	$58,794	$(289)	$53,338	$(898)
Other comprehensive income:
Currency translation adjustments	5,217	—	51,627	(12)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	1,970	—	18,858	—
Retirement benefits, net of taxes	153	—	119	—
Other comprehensive income (loss)	$7,340	$—	$70,604	$(12)
Comprehensive income (loss)	$66,134	$(289)	$123,942	$(910)

(1) Net income for the three months ended March 31, 2016 has been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital (1)	Retained Earnings (1)	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2016	211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356	$-
Issuance of common shares on exercise of options (Note 16)	248,316	2	4,210	-	-	4,212	-
Issuance of common shares under the employee stock purchase plan (Note 16)	30,487	-	725	-	-	725	-
Net settlement on vesting of restricted share units (Note 16)	95,191	1	(50)	-	-	(49)	-
Stock repurchased and retired (Note 17)	(1,356,199)	(14)	-	(33,003)	-	(33,017)	-
Deferred tax assets recognized on early adoption of ASU 2016-09	-	-	-	24,912	-	24,912	-
Expenses related to stock purchase (Note 17)	-	-	-	(27)	-	(27)	-
Stock-based compensation expense (Note 16)	-	-	5,336	-	-	5,336	-
Acquisition of redeemable non- controlling interest	-	—	-	-	-	-	3,910
Comprehensive income:
Net income	-	—	-	58,794	-	58,794	(289)
Other comprehensive income	-	-	-	-	-	-	-
Balance as of March 31, 2016	210,490,107	$2,100	$1,352,243	$462,185	$(451,285)	$1,365,243	$3,621

(1) Net income, additional paid-in capital and retained earnings for the three months ended March 31, 2016 have been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2017	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520
Issuance of common shares on exercise of options (Note 16)	455,835	5	6,540	—	-	6,545	-
Issuance of common shares under the employee stock purchase plan (Note 16)	55,788	1	1,217	—	—	1,218	—
Net settlement on vesting of restricted share units (Note 16)	76,865	1	(1)	—	—	-	—
Net settlement on vesting of performance units (Note 16)	731,701	7	(9,946)	—	—	(9,939)	—
Stock repurchased and retired (Note 17)	(7,387,240)	(74)	(40,000)	(179,710)	—	(219,784)	—
Expenses related to stock purchase (Note 17)	—	—	—	(16)	—	(16)	—
Stock-based compensation expense (Note 16)	-	-	4,986	-	—	4,986	-
Comprehensive income:
Net income	-	-	—	53,338	—	53,338	(898)
Other comprehensive income	—	$—	—	—	70,604	70,604	(12)
Dividend (Note 17)	-	-	—	(11,957)	—	(11,957)	—
Balance as of March 31, 2017	192,727,001	$1,924	$1,347,265	$219,776	$(387,321)	$1,181,644	$3,610

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016 (1)	2017
Operating activities
Net income attributable to Genpact Limited shareholders	$58,794	$53,338
Net income (loss) attributable to redeemable non-controlling interest	(289)	(898)
Net income	$58,505	$52,440
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	13,155	14,139
Amortization of debt issuance costs	385	375
Amortization of acquired intangible assets	6,145	7,242
Intangible assets write-down	4,943	-
Reserve for doubtful receivables	3,120	-
Unrealized loss on revaluation of foreign currency asset/liability	354	8,757
Equity-method investment activity, net	2,145	4,558
Stock-based compensation expense	5,336	4,986
Deferred income taxes	(3,184)	(2,890)
Others, net	63	(4,301)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(17,697)	19,649
Increase in prepaid expenses, other current assets and other assets	(27,123)	(12,025)
Decrease in accounts payable	(70)	(928)
Decrease in accrued expenses, other current liabilities and other liabilities	(64,360)	(69,131)
Increase in income taxes payable	8,660	8,157
Net cash provided by (used for) operating activities	$(9,623)	$31,028
Investing activities
Purchase of property, plant and equipment	(25,495)	(19,698)
Proceeds from sale of property, plant and equipment	132	389
Investment in equity affiliates	(3,783)	(467)
Payment for business acquisitions, net of cash acquired	(2,339)	(9,237)
Net cash used for investing activities	$(31,485)	$(29,013)
Financing activities
Repayment of capital lease obligations	(454)	(494)
Payment of debt issuance costs	-	(1,481)
Proceeds from long-term debt	-	350,000
Repayment of long-term debt	(10,000)	(10,000)
Proceeds from short-term borrowings	60,000	40,000
Repayment of short-term borrowings	-	(185,000)
Proceeds from issuance of common shares under stock-based compensation plans	4,937	7,761
Payment for net settlement of stock-based awards	(49)	(9,939)
Payment of earn-out/deferred consideration	(965)	(1,097)
Dividend paid	-	(11,957)
Payment for stock purchased and retired	(33,017)	(219,784)
Payment for expenses related to stock purchase	(27)	(16)
Net cash provided by (used for) financing activities	$20,425	$(42,007)
Effect of exchange rate changes	(429)	5,555
Net increase (decrease) in cash and cash equivalents	(20,683)	(39,992)
Cash and cash equivalents at the beginning of the period	450,907	422,623
Cash and cash equivalents at the end of the period	$429,795	$388,186
Supplementary information
Cash paid during the period for interest	$3,968	$5,324
Cash paid during the period for income taxes	$23,229	$16,426
Property, plant and equipment acquired under capital lease obligations	$283	$576

(1) Income taxes, net income and cash flows for the three months ended March 31, 2016 have been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from. January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

   The Company is a global professional services firm focused on delivering digital transformation for its clients. The Company’s Lean DigitalSM approach integrates lean principles, design thinking, analytics and digital technologies with its domain and industry expertise. The Company delivers value to its clients in two ways – through digital-led, domain-enabled solutions that drive innovation, and through digitally-enabled intelligent operations that design, transform and run clients’ operations. The Company employs over 77,000 people in more than 20 countries.

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

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Non-controlling interest in subsidiaries that is redeemable outside of the Company’s control for cash or other assets is reflected in the mezzanine section between liabilities and equity in the consolidated balance sheets at the redeemable value, which approximates fair value. Redeemable non-controlling interest is adjusted to its fair value at each balance sheet date. Any resulting increases or decreases in the estimated redemption amount are affected by corresponding changes to additional paid-in capital. The share of non-controlling interest in subsidiary earnings is reflected in net loss (income) attributable to redeemable non-controlling interest in the consolidated statements of income.

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

Intangible assets acquired individually or with a group of other assets or in a business combination are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	1-14 years
Marketing-related intangible assets	1-10 years
Other intangible assets	2-9 years

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 15% and 12% of receivables as of December 31, 2016 and March 31, 2017, respectively. GE accounted for 16% and 11% of revenues for the three months ended March 31, 2016 and 2017, respectively.

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

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The following recently released accounting standard has been adopted by the Company:

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the requirement for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in income tax expense or in additional paid-in capital. In the quarter ended December 31, 2016, the Company elected to early adopt ASU 2016-09 effective January 1, 2016 and will apply ASU 2016-09 using a modified retrospective approach. The treatment of forfeitures has not changed as the Company is electing to continue its current process of estimating the number of forfeitures. With the early adoption of ASU 2016-09, the Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted. As a result, the Company’s, income taxes, net income, cash flows, retained earnings, additional paid-in capital, and basic and diluted net income per common share for the first quarter of 2016 have been restated due to the adoption of ASU No. 2016-09.

In addition, the following recently released accounting standards have been adopted by the Company. Adoption of these standards did not have a material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures:

Effective January 1, 2016, the Company adopted FASB ASU 2015-01 (Topic 225), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in the income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items will no longer be required. Notwithstanding this change, the Company will still be required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the financial statements.

Effective January 1, 2016, the Company adopted FASB ASU 2015-05 (Topic 350), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides explicit guidance to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract.

Effective January 1, 2016, the Company adopted FASB ASU 2015-16 (Topic 805), Business Combinations (“ASU 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The guidance requires that the acquirer shall recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

Effective January 1, 2016, the Company adopted FASB ASU 2015-02. In February 2015, the FASB issued ASU No. 2015-02, Amendment to the Consolidation Analysis, which specifies changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

Effective January 1, 2017, the Company adopted FASB ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

Certain acquisitions

(a) LeaseDimensions, Inc.

           On February 15, 2017, the Company acquired 100% of the outstanding equity interest in LeaseDimensions, Inc. (“LeaseDimensions”), an Oregon corporation. The preliminary estimated total purchase consideration for LeaseDimensions is $11,626, subject to adjustment for closing date working capital and net debt. This amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $9,089, net of cash acquired of $217, and a preliminary adjustment for working capital and net debt. As of March 31, 2017, the total consideration paid by the Company to the sellers is $9,454, resulting in a receivable of $148. The purchase agreement also provides for contingent earn-out consideration ranging from $0 to $3,000, payable by the Company to the sellers based on the future performance of the business relative to the thresholds specified in the earn-out calculation. This acquisition enhances the Company’s capabilities in commercial lending and leasing.

           In connection with the transaction, the Company recorded $2,400 in customer-related intangibles and $1,000 in marketing-related intangibles, which have a weighted average amortization period of three years. Goodwill arising from the acquisition amounted to $8,307, which has been allocated to the Company’s Americas reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

           Acquisition-related costs of $422 have been included in selling, general and administrative expenses as incurred. Through the transaction the Company acquired assets with a value of $2,277, assumed liabilities amounting to $1,038, and recognized a net deferred tax liability of $1,320. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b) Endeavour Software Technologies Private Limited

On April 13, 2016, the Company acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), an Indian private limited company. The total purchase consideration paid by the Company to acquire Endeavour is $14,788. This amount includes the estimated fair value of the contingent earn-out consideration, cash consideration of $10,345, net of cash acquired of $2,373, and an adjustment for working capital and net debt. Of this amount, $95 is payable by the Company to one of the sellers. During the quarter ended March 31, 2017, the Company recorded a measurement period adjustment that resulted in a $346 increase in the purchase consideration as a result of an adjustment to closing date working capital and net debt. The adjustments included an increase of $161 in assets acquired, a decrease of $118 in liabilities assumed and a corresponding impact on goodwill of $67. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows.

In connection with the transaction, the Company recorded $800 in customer-related intangibles, $900 in marketing-related intangibles and $950 in other intangible assets, which have a weighted average amortization period of three years. Goodwill arising from the acquisition amounted to $8,936, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities in end-to-end mobility services, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company. In connection with the transaction, the Company also acquired certain assets with a value of $5,854 and assumed certain liabilities amounting to $1,735.

(c) Strategic Sourcing Excellence Limited

On January 8, 2016, the Company acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company. The total consideration paid by the Company to the selling equityholders for the acquired interest in SSE was $14,541. This amount includes the fair value of earn-out consideration, cash consideration of $2,550, and an adjustment for working capital, transaction expenses and indebtedness. During the quarter ended December 31, 2016, the Company recorded a measurement period adjustment that resulted in a $51 increase in the purchase consideration through the recognition of $69 in current assets and $16 in non-current assets, with a corresponding impact on goodwill of $34. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period. The equity purchase agreement between the Company and the selling equityholders of SSE also provides for contingent earn-out consideration of up to $20,000, payable by the Company to the selling equityholders based on future performance of the acquired business relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable only if either the put or call option, each as described below, is exercised.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

The equity purchase agreement grants the Company a call option to purchase the remaining 49% equity interest in SSE, which option the Company has the right to exercise between January 1, 2018 and January 31, 2018. If the Company does not exercise its call option during such period, the selling equityholders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require the Company to purchase their 49% interest in SSE at a price ranging from $2,450 to $2,950. This acquisition enhances the Company’s sourcing and procurement consulting domain expertise.

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

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2016 and March 31, 2017 are set out in the table below:

	As of December 31,	As of March 31,
	2016	2017
Cash and other bank balances	422,623	388,186
Total	$422,623	$388,186

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31,	Three months ended
	2016	March 31, 2017
Opening balance as of January 1	$11,530	$15,519
Additions charged to cost and expense	7,282	-
Deductions/Effect of exchange rate fluctuations	(3,293)	121
Closing balance	$15,519	$15,640

Accounts receivable were $630,784 and $618,511, and the reserves for doubtful receivables were $15,519 and $15,640, resulting in net accounts receivable balances of $615,265 and $602,871 as of December 31, 2016 and March 31, 2017, respectively. In addition, accounts receivable due after one year of $3,272 and $1,182 as of December 31, 2016 and March 31, 2017, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $2,490 and $2,130 as of December 31, 2016 and March 31, 2017, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2016 and March 31, 2017:

	As of December 31, 2016
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Notes a, c)	$55,386	$—	$55,386	$—
Total	$55,386	$—	$55,386	$—
Liabilities
Earn-out consideration (Notes b, d)	$22,435	$—	$—	$22,435
Derivative instruments (Notes b, c)	$17,353	$—	$17,353	$—
Total	$39,788	$—	$17,353	$22,435
Redeemable non-controlling interest (Note e)	$4,520	$—	$—	$4,520

	As of March 31, 2017
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Notes a, c)	$87,395	$—	$87,395	$—
Total	$87,395	$—	$87,395	$—
Liabilities
Earn-out consideration (Notes b, d)	$21,262	—	—	$21,262
Derivative instruments (Notes b, c)	$12,762	$—	$12,762	$—
Total	$34,024	$—	$12,762	$21,262
Redeemable non-controlling interest (Note e)	$3,610	$—	$—	$3,610

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.
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

(e)

The Company’s estimate of the fair value of redeemable non-controlling interest is based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation. Given the significance of the unobservable inputs, the valuation was classified in level 3 of the fair value hierarchy. See Note 3—Business Acquisitions.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2016 and 2017:

	As of March 31,	As of March 31,
	2016	2017
Opening balance	$22,820	$22,435
Earn-out consideration payable in connection with acquisitions	8,120	2,320
Payments made on earn-out consideration	(1,557)	(1,206)
Changes in fair value of earn-out consideration (note a)	(9,507)	(3,138)
Others (note b)	978	852
Ending balance	$20,853	$21,262

a) Changes in the fair value of earn-out consideration are reported in other operating (income) expense, net in the consolidated statements of income

b) Interest expense is included in interest income (expense), net and the impact of changes in foreign exchange is reported in foreign exchange gains (losses), net in the consolidated statements of income. The cumulative translation adjustment is reported as a component of other comprehensive income (loss).

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 57 months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2016	As of March 31, 2017	As of December 31, 2016	As of March 31, 2017
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,108,400	$1,080,900	$6,669	$56,945
United States Dollars (sell) Mexican Peso (buy)	9,120	6,840	(187)	663
United States Dollars (sell) Philippines Peso (buy)	70,050	57,600	(1,036)	(1,492)
Euro (sell) United States Dollars (buy)	138,613	118,018	9,180	7,201
Pound Sterling (buy) United States Dollars (sell)	-	22,333	-	151
Euro (sell) Romanian Leu (buy)	29,805	22,354	(152)	(66)
Japanese Yen (sell) Chinese Renminbi (buy)	77,267	10,373	(742)	(2,873)
Pound Sterling (sell) United States Dollars (buy)	104,142	106,246	14,228	9,838
Australian Dollars (sell) United States Dollars (buy)	114,412	108,097	2,328	(3,974)
Interest rate swaps (floating to fixed)	456,810	456,810	7,746	8,240
			38,034	74,633

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2016	As of March 31, 2017	As of December 31, 2016	As of March 31, 2017
Assets
Prepaid expenses and other current assets	$33,921	$51,638	$809	$7,034
Other assets	$20,657	$28,723	$—	$—
Liabilities
Accrued expenses and other current liabilities	$4,540	$4,673	$237	$74
Other liabilities	$12,576	$8,015	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended March 31,
	2016			2017
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(30,090)	$9,830	$(20,260)	$37,461	$(13,979)	$23,482
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(2,902)	702	(2,200)	9,295	(3,432)	5,863
Changes in fair value of effective portion of outstanding derivatives, net	(79)	(151)	(230)	39,508	(14,787)	24,721
Gain (loss) on cash flow hedging derivatives, net	2,823	(853)	1,970	30,213	(11,355)	18,858
Closing balance	$(27,267)	$8,977	$(18,290)	$67,674	$(25,334)	$42,340

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

				Amount of Gain (Loss)
	Amount of Gain (Loss)			reclassified from OCI into
	recognized in OCI on		Location of Gain (Loss)	Statement of Income
Derivatives in	Derivatives (Effective Portion)		reclassified	(Effective Portion)
Cash Flow	Three months ended		from OCI into	Three months ended
Hedging	March 31,		Statement of Income	March 31,
Relationships	2016	2017	(Effective Portion)	2016	2017
Forward foreign exchange contracts	$1,847	$39,296	Revenue	$3,871	$3,760
Interest rate swaps	(1,926)	212	Cost of revenue	(5,312)	4,570
			Selling, general and administrative expenses	(1,461)	1,248
			Interest expense	—	(283)
	$(79)	$39,508		$(2,902)	$9,295

Gain (loss) recognized in income on the ineffective portion of derivatives and the amount excluded from effectiveness testing is $0 for the three months ended March 31, 2016 and 2017, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

		Amount of Gain (Loss)
		recognized in Statement of
Derivatives not	Location of Gain (Loss)	Income on Derivatives
designated as hedging	recognized in Statement of	Three months ended March 31,
instruments	Income on Derivatives	2016	2017
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$1,134	$8,910
		$1,134	$8,910

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

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of March 31,
	2016	2017
Advance income and non-income taxes	$50,676	$62,792
Deferred transition costs	45,252	47,659
Derivative instruments	34,730	58,672
Prepaid expenses	22,222	21,816
Customer acquisition cost	11,126	11,733
Employee advances	6,880	6,526
Deposits	2,688	4,427
Advances to suppliers	10,059	7,142
Others	5,516	6,868
	$189,149	$227,635

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,	As of March 31,
	2016	2017
Property, plant and equipment, gross	$607,451	$634,577
Less: Accumulated depreciation and amortization	(407,336)	(422,015)
Property, plant and equipment, net	$200,115	$212,562

Depreciation expense on property, plant and equipment for the three months ended March 31, 2016 and 2017 was $11,104 and $11,230, respectively. Computer software amortization for the three months ended March 31, 2016 and 2017 amounted to $2,345 and $2,679, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $294 and $(228) for the three months ended March 31, 2016 and 2017, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2016 and three months ended March 31, 2017:

	As of December 31,	As of March 31,
	2016	2017
Opening balance	$1,038,346	$1,069,408
Goodwill relating to acquisitions consummated during the period	51,535	8,307
Goodwill relating to divestitures consummated during the period	(2,226)	-
Impact of measurement period adjustments	(59)	67
Effect of exchange rate fluctuations	(18,188)	19,547
Closing balance	$1,069,408	$1,097,329

The total amount of goodwill deductible for tax purposes was $39,032 and $38,027 as of December 31, 2016 and March 31, 2017, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2016			As of March 31, 2017
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$310,277	$259,460	$50,817	$317,225	$269,000	$48,225
Marketing-related intangible assets	42,587	29,277	13,310	42,856	30,527	12,329
Other intangible assets	33,266	25,344	$7,922	35,896	27,380	8,516
	$386,130	$314,081	$72,049	$395,977	$326,907	$69,070

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2016 and 2017 were $6,145 and $7,242, respectively.

During the three months ended March 31, 2016, the Company tested an intangible software asset for recoverability as a result of a downward revision to the forecasted cash flows to be generated by the intangible asset. The Company previously recorded a charge to this asset in the third quarter of 2015. Based on the results of its testing, the Company determined that the carrying value of the intangible asset exceeded the estimated undiscounted cash flows by $4,943 and recorded an additional charge to further reduce the carrying value by this amount. The Company used a combination of the income and cost approaches to determine the fair value of the intangible asset for the purpose of calculating the charge. This charge has been recorded in other operating (income) expenses, net in the consolidated statement of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2016 and March 31, 2017, the limits available were $15,382 and $15,827, respectively, of which $10,980 and $11,037 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $350,000, which the company obtained in June 2015 as described in note 12. This facility replaced the Company’s $250,000 facility initially entered into in August 2012 and subsequently amended in June 2013. As of December 31, 2016 and March 31, 2017, a total of $160,978 and $15,978, respectively, was utilized, of which $160,000 and $15,000, respectively, constituted funded drawdown and $978 and $978, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum as of December 31, 2016. As of March 31, 2017, the revolving facility bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The unutilized amount on the revolving facility bore a commitment fee of 0.25% and 0.25% as of December 31, 2016 and March 31, 2017, respectively. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. For the three months ended March 31, 2017, the Company was in compliance with the financial covenants.

12. Long-term debt

In June 2015, the Company refinanced its 2012 credit facility through a new credit facility comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.50% per annum or a base rate plus an applicable margin equal to 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663,188 as of June 30, 2015, was extinguished, and the Company expensed $10,050, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Additionally, the refinancing of the revolving facility resulted in the accelerated amortization of $65 relating to the existing unamortized debt issuance cost. The remaining unamortized costs for the revolving facility, together with the fees paid to the Company’s lenders and third parties in connection with the new term loan and revolving facility, will be amortized over the term of the refinanced facility, which ends on June 30, 2020. For the three months ended March 31, 2017, the Company was in compliance with the financial covenants of the credit agreement.

As of December 31, 2016 and March 31, 2017, the amount outstanding under the term loan, net of debt amortization expense of $2,667 and $2,461, was $737,333 and $727,539, respectively. As of December 31, 2016 and March 31, 2017, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum based on the Company’s election and current credit rating. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of March 31, 2017 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2017	$29,387
2018	39,226
2019	39,272
2020	619,654
Total	$727,539

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt (Continued)

In March 2017, the Company issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519 and an underwriting fee of $1,481. In connection with the offering, the Company incurred other debt issuance costs of $1,093. The total debt issuance cost of $2,574 is being amortized over the life of the notes as an additional interest expense. As of March 31, 2017, the amount outstanding under the notes, net of debt amortization expense of $2,569, was $347,431, which is payable on April 1, 2022. The Company will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option, may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets. Upon certain change of control transactions, the Company will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded up to a maximum increase of 2.0%. The Company is required to offer to exchange the notes for registered notes or have one or more shelf registration statements declared effective within 455 days after the issue date of the notes and, if such exchange offer fails to be consummated or such registration statement fails to be effective by June 25, 2018, then the interest payable on the notes will increase by 0.25% per annum during the 90-day period immediately following such date and will further increase by 0.25% per annum at the end of each subsequent 90-day period up to a maximum increase of 0.50%. The notes are senior unsecured obligations of the Company and will rank equally with all other senior unsecured indebtedness of the Company outstanding from time to time.

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of March 31,
	2016	2017
Accrued expenses	$163,400	$155,889
Accrued employee cost	179,360	109,006
Deferred transition revenue	50,552	48,301
Statutory liabilities	36,878	46,670
Retirement benefits	17,616	18,347
Derivative instruments	4,777	4,747
Advance from customers	21,969	26,270
Earn-out consideration	6,885	6,502
Other liabilities	15,461	9,697
Capital lease obligations	1,349	1,524
	$498,247	$426,953

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of March 31,
	2016	2017
Accrued employee cost	$3,976	$12,934
Deferred transition revenue	72,560	69,414
Retirement benefits	39,020	42,159
Derivative instruments	12,576	8,015
Amount received from GE under indemnification arrangement, pending adjustment	3,159	3,318
Advance from customers	2,371	325
Earn-out consideration	15,550	14,760
Others	11,078	11,872
Capital lease obligations	2,500	2,764
	$162,790	$165,561

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

Net defined benefit plan costs for the three months ended March 31, 2016 and 2017 include the following components:

	Three months ended March 31,
	2016	2017
Service costs	$1,403	$1,720
Interest costs	698	734
Amortization of actuarial loss	56	205
Expected return on plan assets	(486)	(492)
Net defined benefit plan costs	$1,671	$2,167

Defined contribution plans

During the three months ended March 31, 2016 and 2017, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2016	2017
India	$4,303	$5,217
U.S.	3,532	4,280
U.K.	1,652	1,720
China	3,753	3,828
Other regions	1,265	1,130
Total	$14,505	$16,175

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

Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2016 and 2017 were $5,250 and $4,845, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

Stock options

Options granted are subject to a vesting requirement. Options granted under the plans are exercisable into common shares of the Company, have a contractual period of ten years and vest over four to five years unless specified otherwise in the applicable award agreement. The Company recognizes the compensation cost over the vesting period of the option. Compensation cost is determined as of the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the three months ended March 31, 2017. No options were granted in the three months ended March 31, 2016.

Three months ended March 31, 2017
Dividend yield	0.97%
Expected life (in months)	84
Risk-free rate of interest	2.25%
Volatility	24.28%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the three months ended March 31, 2017 is set out below:

	Three months ended March 31, 2017
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2017	5,707,690	$18.65	5.8	$—
Granted	250,000	24.74	—	—
Forfeited	(55,000)	21.22	—	—
Expired	—	—	—	—
Exercised	(455,835)	14.36	—	4,742
Outstanding as of March 31, 2017	5,446,855	$19.27	6.2	$31,829
Vested as of March 31, 2017 and expected to vest thereafter (Note a)	5,183,854	$19.01	6.2	$31,395
Vested and exercisable as of March 31, 2017	2,365,356	$15.89	4.5	$20,970
Weighted average grant date fair value of grants during the period	$6.62

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of March 31, 2017, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $12,130, which will be recognized over the weighted average remaining requisite vesting period of 2.7 years.

Restricted share units

The Company has granted restricted share units, or RSUs, under the 2007 Omnibus Plan. Each RSU represents the right to receive one Company common share at a future date. The fair value of each RSU is the market price of a Company common share on the date of the grant. RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSUs granted during the three months ended March 31, 2017 is set out below:

	Three months ended March 31, 2017
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	117,905	$20.65
Granted	24,000	24.74
Vested (Note a)	(6,464)	16.68
Forfeited	—	—
Outstanding as of March 31, 2017	135,441	$21.56
Expected to vest (Note b)	123,798

(a)	RSUs that vested during the period were net settled upon vesting by issuing 6,040 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects an estimated forfeiture rate.

53,546 RSUs vested in the year ended December 31, 2015, in respect of which 53,023 shares were issued during three months ended March 31, 2017 after withholding shares to the extent of minimum statutory withholding taxes.

34,035 RSUs vested in the year ended December 31, 2016, in respect of which 17,802 shares were issued during three months ended March 31, 2017 after withholding shares to the extent of minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of March 31, 2017, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $1,801, which will be recognized over the weighted average remaining requisite vesting period of 2.9 years.

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

A summary of PU activity during the three months ended March 31, 2017 is set out below:

	Three months ended March 31, 2017
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2017	3,772,128	$23.04	5,524,114
Granted	707,092	24.74	1,414,184
Vested (Note a)	(1,136,047)	16.78	(1,136,047)
Forfeited (Note b)	(1,485,337)	27.82	(1,489,737)
Adjustment upon final determination of level of performance goal achievement (Note c)			(1,747,586)
Outstanding as of March 31, 2017	1,857,836	$23.69	2,564,928
Expected to vest (Note d)	1,624,573

(a)	PUs that vested during the period were net settled upon vesting by issuing 731,701 shares (net of minimum statutory tax withholding).
(b)

Includes 1,443,624 target shares underlying PUs granted in 2016 which were forfeited for failure to achieve all of the threshold performance targets under such awards as certified by the compensation committee based on the Company’s audited financial statements for the year ended December 31, 2016.

(c)

Represents the difference between the maximum number of shares achievable under the PUs granted in 2016 and the number of target shares underlying the PUs granted in 2016, which were forfeited for failure to achieve all of the threshold performance targets under such awards as certified by the compensation committee based on the Company’s audited financial statements for the year ended December 31, 2016.

(d)	The number of PUs expected to vest is based on the probable achievement of the performance targets after considering an estimated forfeiture rate.

As of March 31, 2017, the total remaining unrecognized stock-based compensation costs related to PUs amounted to $20,044, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

During the three months ended March 31, 2016 and 2017, 30,487 and 55,788 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during three months ended March 31, 2016 and 2017 was $86 and $141, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

17. Capital stock

Share repurchases

As of December 31, 2016, the Company’s board of directors (the “Board”) had authorized the Company to repurchase up to $750,000 in value of the Company’s common shares under its share repurchase program first announced in February 2015. On February 10, 2017 the Board approved up to an additional $500,000 in share repurchases, bringing the total authorization under the Company’s existing program to $1,250,000. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

On March 29, 2017, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (the “Dealer”) to repurchase Company common shares for an aggregate purchase price of $200,000. The Company paid the aggregate purchase price to the Dealer and received an initial delivery of 6,578,947 common shares at a price of $24.32 per share. The purchase price was recorded as a reduction in shareholders’ equity through a $160,000 decrease in retained earnings and a $40,000 decrease in additional paid-in capital.

The final settlement of the transaction under the ASR agreement is expected to be completed by the end of the fourth quarter of 2017. The final number of common shares to be repurchased by the Company under the ASR agreement will be based on the volume-weighted average share price of the Company’s common shares during the term of the applicable transaction, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. At settlement, under certain circumstances, the Company may be entitled to receive additional common shares from the Dealer or may be required either to deliver its common shares or to make a cash payment to the Dealer.

The ASR agreement contains customary provisions, including, among other things, with respect to mechanisms to determine the number of shares or the amount of cash that will be delivered at settlement, the required timing of delivery upon settlement, specific circumstances under which adjustments may be made to the repurchase transaction, and specific circumstances under which the repurchase transaction may be canceled prior to the scheduled maturity.

During the three months ended March 31, 2016, the Company purchased 1,356,199 of its common shares on the open market at a weighted average price of $24.35 per share for an aggregate cash amount of $33,017. During the three months ended March 31, 2017, the Company made payments in an aggregate cash amount of $219,784 toward share repurchases. Of this amount, the Company paid (i) $19,784 to repurchase 808,293 of its common shares on the open market at a weighted average price of $24.48 per share, (ii) $160,000 to the Dealer for the initial delivery of 6,578,947 of its common shares under the ASR agreement at a weighted average price of $24.32 per share, and (iii) $40,000 to the Dealer for shares to be delivered at the final settlement of the transaction under the ASR agreement as described above. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2016 and March 31, 2017, $27 and $16, respectively, was deducted from retained earnings in direct costs related to share repurchases.

Dividend

In February 2017, the Company’s board of directors approved a dividend program under which the Company intends to pay a regular quarterly cash dividend of $0.06 per share to holders of its common shares, representing a planned annual dividend of $0.24 per share. On March 28, 2017, the Company paid a dividend of $0.06 per share, amounting to $11,957 in the aggregate, to shareholders of record as of March 10, 2017.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 317,081 and 1,003,048 for the three months ended March 31, 2016 and 2017, respectively.

	Three months ended March 31,
	2016	2017
Net income available to Genpact Limited common shareholders	$58,794	$53,338
Weighted average number of common shares used in computing basic earnings per common share	210,780,165	199,069,528
Dilutive effect of stock-based awards	3,112,799	3,586,409
Weighted average number of common shares used in computing dilutive earnings per common share	213,892,964	202,655,937
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.28	$0.27
Diluted	$0.27	$0.26

19. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2016	2017
Personnel expenses	$254,028	$269,189
Operational expenses	107,542	102,716
Depreciation and amortization	11,278	11,432
	$372,848	$383,337

20. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2016	2017
Personnel expenses	$108,400	$122,569
Operational expenses	49,578	35,813
Depreciation and amortization	2,171	2,476
	$160,149	$160,858

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended March 31,
	2016	2017
Other operating (income) expense	$(498)	$(4,400)
Provision for Impairment of intangible assets	4,943	-
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	$(9,506)	$(3,138)
Other operating (income) expense, net	$(5,061)	$(7,538)

22. Interest income (expense), net

	Three months ended March 31,
	2016	2017
Interest income	$2,364	$1,131
Interest expense	(5,202)	(6,624)
Interest income (expense), net	$(2,838)	$(5,493)

23. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

As of December 31, 2016, the Company had unrecognized tax benefits amounting to $23,467, including an amount of $22,469, which, if recognized, would impact the effective tax rate.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2017 to March 31, 2017:

2017
Opening balance at January 1	$23,467
Increase related to prior year tax positions, including recorded in acquisition accounting	515
Decrease related to prior year tax positions	(309)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(132)
Effect of exchange rate changes	942
Closing balance at March 31	$24,483

The Company’s unrecognized tax benefits as of March 31, 2017 include an amount of $23,484, which, if recognized, would impact the effective tax rate. As of December 31, 2016 and March 31, 2017, the Company had accrued approximately $3,856 and $4,068, respectively, for interest relating to unrecognized tax benefits. During the year ended December 31, 2016 and the three months ended March 31, 2017, the company recognized approximately $(206) and $34, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2016 and March 31, 2017, the Company had accrued approximately $977 and $1,000, respectively, for penalties.

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the three months ended March 31, 2016 and 2017, the Company recognized net revenues of $79 and $83, respectively, from a client that is a significant shareholder of the Company.

For the three months ended March 31, 2016 and 2017, the Company recognized net revenues of $1,652 and $3,211 from a client that is a non-consolidating affiliate of the Company. $2,102 of this amount is receivable as of March 31, 2017.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the three months ended March 31, 2016 and 2017, cost of revenue includes an amount of $498 and $575, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the three months ended March 31, 2016 and 2017, selling, general and administrative expenses includes an amount of $67 and $94, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the three months ended March 31, 2016, the Company engaged a significant shareholder to provide a service to the Company at a cost of $15.

 Investment in equity affiliates

During the three months ended March 31, 2017, the Company invested $467 in its non-consolidating affiliates.

During the three months ended March 31, 2017, the Company recorded a $2,821 charge related to an investment in one of its non-consolidating affiliates, which has been included in equity-method investment activity, net in the Company’s consolidated statement of income.

As of December 31, 2016 and March 31, 2017, the Company’s investments in its non-consolidating affiliates amounted to $4,800 and $769 respectively.

Others

During the three months ended March 31, 2016 and 2017, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $329 and $238, respectively, of which $238 is receivable and has been included in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of March 31, 2017.

During the three months ended March 31, 2017, the Company made a payment of $1,307 to one of its non-consolidating affiliates under a tax-sharing arrangement in the U.K. As of March 31, 2017, $2,000 is payable under the tax-sharing arrangement and has been included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet. The amount represents a portion of the non-consolidated affiliate’s net operating losses surrendered to the Company under the tax sharing arrangement for the years 2015 and 2016.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

25. Commitments and contingencies

Capital commitments

As of December 31, 2016 and March 31, 2017, the Company has committed to spend $5,185 and $6,843, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,958 and $12,015 as of December 31, 2016 and March 31, 2017, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

26. Subsequent Events

Acquisitions

          On April 13, 2017, the Company acquired 100% of the outstanding equity interest in Rage Frameworks, Inc., a provider of knowledge-based automation technology and services, for estimated cash consideration of $125,000, subject to adjustment for cash and cash equivalents, working capital, closing debt and other items. This acquisition will enhance the Company’s artificial intelligence capabilities in line with its strategy to drive digital transformation for its clients.

          On May 3, 2017, the Company acquired 100% of the outstanding equity interest in BrightClaim, LLC and its associated Company National Vendor, LLC, both Delaware limited liability companies, for estimated cash consideration of $55,000, subject to adjustment for cash and cash equivalents, working capital, net debt and other items. This acquisition will enhance the Company’s breadth and depth of service offerings for clients in the insurance industry.

Genpact Limited 2017 Omnibus Incentive Compensation Plan

On May 9, 2017, the Company’s shareholders approved the adoption of the Genpact Limited 2017 Omnibus Incentive Compensation Plan (the “2017 Plan”), pursuant to which 15,000,000 Company common shares are available for issuance to Company employees, directors and consultants. As a result of the shareholders’ approval of the 2017 Plan, no further awards will be made under the Company’s 2007 Omnibus Plan. All awards outstanding under the 2007 Omnibus Plan will continue to remain outstanding under the 2007 Omnibus Plan in accordance with their terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;
•	our ability to win new clients and engagements;
•	the expected value of the statements of work under our master service agreements;
•	our beliefs about future trends in our market;
•	political, economic or business conditions in countries where we have operations or where our clients operate;
•	expected spending on business process outsourcing and information technology services by clients;
•	foreign currency exchange rates;
•	our ability to convert bookings to revenue;
•	our rate of employee attrition;
•	our effective tax rate; and
•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;
•	our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services industry;
•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;
•	our ability to successfully consummate or integrate strategic acquisitions;
•	our ability to maintain pricing and asset utilization rates;
•	our ability to hire and retain enough qualified employees to support our operations;
•	increases in wages in locations in which we have operations;

•	our relative dependence on the General Electric Company (GE) and our ability to maintain our relationships with divested GE businesses;
•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR, and changes in our credit ratings;
•

our ability to meet our corporate funding needs, pay dividends and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;

•	restrictions on visas for our employees traveling to North America and Europe;
•

fluctuations in exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Norwegian krone, Mexican peso, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Israeli new shekel, Colombian peso, Guatemalan quetzal, Macau pataca, Malaysian ringgit, Moroccan dirham and Canadian dollar;

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

Overview

We are a global professional services firm focused on delivering digital transformation for our clients. Our Lean DigitalSM approach integrates lean principles, design thinking, analytics and digital technologies with our domain and industry expertise. We deliver value to our clients in two ways – through digital-led, domain-enabled solutions that drive innovation, and through digitally-enabled intelligent operations that design, transform and run our clients’ operations. We employ over 77,000 people in more than 20 countries and have key offices in New York City, Palo Alto, London and Delhi. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended March 31, 2017, we had net revenues of $623.0 million, of which $553.7 million, or 88.9%, was from clients other than GE, which we refer to as Global Clients, with the remaining $69.3 million, or 11.1%, coming from GE.

Acquisitions

On February 15, 2017, we acquired 100% of the outstanding equity interest in LeaseDimensions, Inc. (“LeaseDimensions”), an Oregon corporation. The preliminary estimated total purchase consideration for LeaseDimensions is $11.6 million, subject to adjustment for closing date working capital and net debt. This amount includes the estimated fair value of the contingent earn-out consideration and cash consideration of $9.1 million, net of cash acquired of $0.2 million, and a preliminary adjustment for working capital and net debt. As of March 31, 2017, we had paid the sellers total consideration of $9.5 million, resulting in a receivable of $0.1 million. The purchase agreement between us and the sellers also provides for contingent earn-out consideration ranging from $0 to $3.0 million, payable by us to the sellers based on the future performance of LeaseDimensions relative to the thresholds specified in the earn-out calculation. This acquisition enhances our capabilities in commercial lending and leasing. Goodwill arising from the acquisition amounted to $8.3 million, which has been allocated to our Americas reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

On April 13, 2016, we acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), an Indian private limited company. The total purchase consideration we paid the sellers to acquire Endeavour was $14.8 million. This amount includes the estimated fair value of the contingent earn-out consideration, cash consideration of $10.3 million, net of cash acquired of $2.4 million, and an adjustment for working capital and net debt. Goodwill arising from the acquisition amounted to $8.9 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities in end-to-end mobility services, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for initial cash consideration of $2.6 million, subject to adjustment for working capital, transaction expenses and indebtedness. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities. The equity purchase agreement between us and the selling equityholders provides for contingent earn-out consideration of up to $20.0 million, payable by us to the selling equityholders based on the future performance of SSE relative to the thresholds specified in the earn-out calculation. Up to $9.8 million of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable by us to the selling equityholders only if either the put or call option, each as described below, is exercised. Goodwill arising from the acquisition amounted to $14.4 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The equity purchase agreement grants us a call option to purchase the remaining 49% equity interest in SSE, which option we have the right to exercise between January 1, 2018 and January 31, 2018. If we do not exercise our call option during such period, the selling equityholders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require us to purchase their 49% interest in SSE at a price ranging from $2.5 million to $3.0 million. The goodwill represents future economic benefits we expect to derive from our expanded presence in the sourcing and procurement consulting domains, operating synergies and other anticipated benefits of combining the acquired operations with our existing operations.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Financial Statements” above, Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2016 and 2017.

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Net revenues—GE*	$95.5	$69.3	(27.5)%
Net revenues—Global Clients*	514.2	553.7	7.7%
Total net revenues	609.7	623.0	2.2%
Cost of revenue	372.8	383.3	2.8%
Gross profit	236.9	239.7	1.2%
Gross profit margin	38.8%	38.5%
Operating expenses
Selling, general and administrative expenses	160.1	160.9	0.4%
Amortization of acquired intangible assets	6.1	7.2	17.9%
Other operating (income) expense, net	(5.1)	(7.5)	48.9%
Income from operations	75.6	79.1	4.6%
Income from operations as a percentage of net revenues	12.4%	12.7%
Foreign exchange gains (losses), net	(1.0)	(4.9)	392.3%
Interest income (expense), net	(2.8)	(5.5)	93.6%
Other income (expense), net	0.9	0.6	(37.0)%
Income before equity-method investment activity, net and income tax expense	72.7	69.2	(4.7)%
Equity-method investment activity, net	(2.1)	(4.6)	112.5%
Income before income tax expense	70.5	64.7	(8.3)%
Income tax expense	12.0	12.2	1.9%
Net income	58.5	52.4	(10.4)%
Net loss (income) attributable to redeemable non-controlling interest	0.3	0.9	100.0%
Net income attributable to Genpact Limited common shareholders	$58.8	$53.3	(9.3)%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	9.6%	8.6%

* At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Such reclassifications are reflected in the revenue results and growth rates presented in the table above.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net revenues. Our net revenues were $623.0 million in the first quarter of 2017, up $13.3 million, or 2.2%, from $609.7 million in the first quarter of 2016. The growth in net revenues was driven by an increase in business process outsourcing, or BPO, services delivered to our Global Clients. Adjusted for foreign exchange, primarily the impact of changes in the values of the U.K. pound sterling, euro and Australian dollar against the U.S. dollar, our net revenues grew 3% compared to the first quarter of 2016 on a constant currency basis. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and hedging gains/losses. Our average headcount increased by 6.6% to approximately 74,900 in the first quarter of 2017 from approximately 70,300 in the first quarter of 2016.

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Global Clients:
BPO services	$417.9	$462.3	10.6%
IT services	96.2	91.4	(5.0)
Total net revenues from Global Clients	$514.2	$553.7	7.7%
GE:
BPO services	71.2	48.9	(31.3)%
IT services	24.3	20.3	(16.5)
Total net revenues from GE	$95.5	$69.3	(27.5)%
Total net revenues from BPO services	489.1	511.3	4.5
Total net revenues from IT services	120.6	111.7	(7.4)
Total net revenues	$609.7	$623.0	2.2%

At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Such reclassifications are reflected in the revenue results and growth rates presented below and in the table above. In addition, to provide a consistent view of the trends underlying our business, we have also presented below revenue results and growth rates adjusted to assume that all 2016 revenue reclassifications occurred on January 1, 2016.

Net revenues from Global Clients were $553.7 million in the first quarter of 2017, up $39.6 million, or 7.7%, from $514.2 million in the first quarter of 2016. This increase was primarily driven by growth in our targeted verticals, including consumer product goods, banking and financial services and high tech. As a percentage of total net revenues, net revenues from Global Clients increased from 84.3% in the first quarter of 2016 to 88.9% in the first quarter of 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from Global Clients would have increased 5% year over year.

Net revenues from GE were $69.3 million in the first quarter of 2017, down $26.3 million, or 27.5%, from the first quarter of 2016. The decline in net revenues from GE was in line with expected decreases in services delivered to GE in the first quarter of 2017, largely due to phase-outs of work we do for GE Capital due to continued dispositions by GE of GE Capital businesses. Net revenues from GE declined as a percentage of our total net revenues from 15.7% in the first quarter of 2016 to 11.1% in the first quarter of 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from GE would have decreased 17% year over year.

Net revenues from BPO services were $511.3 million, up $22.2 million, or 4.5%, from $489.1 million in the first quarter of 2016. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly core industry vertical operations services, finance and accounting services, and analytics services. Net revenues from IT services were $111.7 million in the first quarter of 2017, down $8.9 million, or 7.4%, from $120.6 million in the first quarter of 2016 due to a decline in revenues from Global Clients in the capital markets and healthcare verticals.

Net revenues from BPO services as a percentage of total net revenues increased to 82.1% in the first quarter of 2017 from 80.2% in the first quarter of 2016 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and our resulting gross margin:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$254.0	$269.2	41.7%	43.2%
Operational expenses	107.5	102.7	17.6	16.5
Depreciation and amortization	11.3	11.4	1.8	1.8
Cost of revenue	$372.8	$383.3	61.2%	61.5%
Gross margin	38.8%	38.5%

Cost of revenue was $383.3 million, up $10.5 million, or 2.8%, from the first quarter of 2016. Wage inflation, an increase in our operational headcount and an increase in infrastructure expenses in the first quarter of 2017 compared to the first quarter of 2016 all contributed to the increase in cost of revenue. The increase in cost of revenue was partially offset by improved operational efficiencies, lower travel expenses and favorable foreign exchange, primarily the impact of changes in the values of the Indian rupee and U.K. pound sterling against the U.S. dollar. Foreign exchange fluctuations cause gains and losses on our foreign currency hedges and have a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin decreased marginally from 38.8% in the first quarter of 2016 to 38.5% in the first quarter of 2017 due to the factors described above as well as lower headcount utilization on billable projects due to a decline in IT services engagements.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 41.7% in the first quarter of 2016 to 43.2% in the first quarter of 2017. Personnel expenses in the first quarter of 2017 were $269.2 million, up $15.2 million, or 6.0%, from $254.0 million in the first quarter of 2016. Personnel expenses increased primarily due to wage inflation and an approximately 3,200-person, or 5.2%, increase in our operational headcount in the first quarter of 2017 compared to the first quarter of 2016. These increases were partially offset by favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues decreased from 17.6% in the first quarter of 2016 to 16.5% in the first quarter of 2017. Operational expenses were $102.7 million, down $4.8 million, or 4.5%, from the first quarter of 2016. This decrease is primarily due to lower travel and IT expenses and favorable foreign exchange in the first quarter of 2017 compared to the first quarter of 2016. This decrease was partially offset by higher infrastructure expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues were 1.8%, unchanged from the first quarter of 2016. Depreciation and amortization expenses as a component of cost of revenue were $11.4 million, up $0.2 million, or 1.4%, from the first quarter of 2016. This marginal increase was primarily due to the expansion of certain existing facilities in India, partially offset by favorable foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$108.4	$122.6	17.8%	19.7%
Operational expenses	49.6	35.8	8.1	5.7
Depreciation and amortization	2.2	2.5	0.4	0.4
Selling, general and administrative expenses	$160.1	$160.9	26.3%	25.8%

SG&A expenses as a percentage of total net revenues decreased from 26.3% in the first quarter of 2016 to 25.8% in the first quarter of 2017. SG&A expenses were $160.9 million, up $0.7 million, or 0.4%, from the first quarter of 2016. Our sales and marketing expenses as a percentage of net revenues were approximately 6.4% in the first quarter of 2017, down from 7.3% in the first quarter of 2016. Wage inflation, higher infrastructure expenses, higher stock-based compensation expense, and ongoing investments in digital and domain capabilities all contributed to higher SG&A expenses in the first quarter of 2017 compared to the first quarter of 2016. This increase was partially offset by lower travel expenses, a lower reserve for doubtful receivables and favorable foreign exchange, primarily the impact of changes in the values of the Indian rupee and U.K. pound sterling against the U.S. dollar in the first quarter of 2017 compared to the first quarter of 2016.

Personnel expenses. As a percentage of total net revenues, personnel expenses increased from 17.8% in the first quarter of 2016 to 19.7% in the first quarter of 2017. Personnel expenses as a component of SG&A expenses were $122.6 million, up $14.2 million, or 13.1%, from the first quarter of 2016. The increase is primarily due to wage inflation, ongoing investments in digital and domain capabilities, higher stock-based compensation expense and a 0.5% increase in our sales-team personnel expenses in the first quarter of 2017 compared to the first quarter of 2016, partially offset by favorable foreign exchange.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 8.1% in the first quarter of 2016 to 5.7% in the first quarter of 2017. Operational expenses as a component of SG&A expenses were $35.8 million, down $13.8 million, or 27.8%, from the first quarter of 2016. This decrease is primarily due to reduced travel expenses, a lower reserve for doubtful receivables and favorable foreign exchange, partially offset by higher infrastructure expenses in the first quarter of 2017 compared to the first quarter of 2016.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the first quarter of 2017, unchanged from the first quarter of 2016. Depreciation and amortization expenses as a component of SG&A expenses were $2.5 million, up $0.3 million, or 14.0%, from the first quarter of 2016. This marginal increase was primarily due to the expansion of certain existing facilities in India, partially offset by favorable foreign exchange.

Amortization of acquired intangibles. Non-cash charges on account of amortization of acquired intangibles were $7.2 million, up $1.1 million, or 17.9%, from the first quarter of 2016. This increase was primarily due to the amortization of intangibles acquired after the first quarter of 2016.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Other operating (income) expense	$(0.5)	$(4.4)	783.5%
Impairment of intangible assets	4.9	—	(100.0)
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(9.5)	(3.1)	(67.0)
Other operating (income) expense, net	$(5.1)	$(7.5)	48.9%
Other operating (income) expense, net as a percentage of total net revenues	(0.8)%	(1.2)%

Other operating income, net of expense, was $7.5 million, compared to $5.1 million in the first quarter of 2017, primarily due to a $3.1 million gain in the first quarter of 2017 compared to a $9.5 million gain in the first quarter of 2016 as a result of changes in the fair value of earn-out consideration payable in connection with certain acquisitions. We also recorded $4.4 million in other operating income in the first quarter of 2017 primarily due to a gain on the sale of certain real property, compared to $0.5 million in other operating income in the first quarter of 2016. Additionally, we recorded a $4.9 million non-recurring charge in the first quarter of 2016 relating to a software intangible asset, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above. No such charge was recorded in the first quarter of 2017.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 12.4% in the first quarter of 2016 to 12.7% in the first quarter of 2017. Income from operations increased by $3.5 million to $79.1 million in the first quarter of 2017 from $75.6 million in the first quarter of 2016.

Foreign exchange gains (losses), net. Foreign exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange loss of $4.9 million in the first quarter of 2017, up from $1.0 million in the first quarter of 2016. The loss in the first quarter of 2017 was primarily a result of the appreciation of the Indian rupee against the U.S. dollar during the quarter. The loss in the first quarter of 2016 was primarily a result of the appreciation of the Philippine peso, Brazilian real, euro, and Japanese yen against the U.S. dollar, and the depreciation of the U.K. pound sterling against the U.S. dollar during that quarter.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Interest income	$2.4	$1.1	(52.2)%
Interest expense	(5.2)	(6.6)	27.3
Interest income (expense), net	$(2.8)	$(5.5)	93.6%
Interest income (expense), net as a percentage of total net revenues	(0.5)%	(0.9)%

Our net interest expense increased by $2.7 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to a $1.4 million increase in interest expense. The increase in interest expense is primarily due to (i) a higher interest rate on the term loan under our credit facility in the first quarter of 2017 compared to the first quarter of 2016, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, (ii) higher drawdown on our revolving credit facility in the first quarter of 2017 compared to the first quarter of 2016, (iii) $0.4 million in interest on interest rate swaps which we entered into after the first quarter of 2016 and (iv) $0.2 million in interest on the senior notes we issued in March 2017. Our interest income decreased by $1.2 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to lower account balances in India, where we earn higher interest rates on our deposits. The weighted average rate of interest on debt under our credit facility increased from 1.9% in the first quarter of 2016 to 2.5% in the first quarter of 2017, including interest on interest rate swaps.

Other income (expense), net. Our net other income was $0.6 million in the first quarter of 2017, down $0.3 million from $0.9 million in the first quarter of 2016.

Equity-method investment activity, net. Equity-method investment activity, net represents our share of loss in our non-consolidated affiliates and a charge related to one of our non-consolidated affiliates.

Income tax expense. Our income tax expense was $12.2 million in the first quarter of 2017, up from $12.0 million in the first quarter of 2016 (as restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016), representing an effective tax rate, or ETR, of 18.7%, up from 17.0% in the first quarter of 2016. The increase in our effective tax rate is primarily due to certain special economic zones units in India becoming partially taxable, partly offset by certain discrete items.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the profit or loss associated with the redeemable non-controlling interest in the operations of SSE, which we acquired in the first quarter of 2016. See Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to Genpact Limited common shareholders as a percentage of total net revenues was 8.6% in the first quarter of 2017, down from 9.6% in the first quarter of 2016. Net income attributable to Genpact Limited common shareholders decreased by $5.5 million from $58.8 million in the first quarter of 2016 to $53.3 million in the first quarter of 2017.

Liquidity and Capital Resources

     Overview

Information about our financial position as of December 31, 2016 and March 31, 2017 is presented below:

	As of December 31, 2016	As of March 31, 2017	Percentage Change Increase/(Decrease)
	(dollars in millions)		2017 vs. 2016
Cash and cash equivalents	$422.6	$388.2	(8.1)%
Short-term borrowings	160.0	15.0	(90.6)
Long-term debt due within one year	39.2	39.2	—
Long-term debt other than the current portion	698.2	1,035.8	48.4
Genpact Limited total shareholders’ equity	$1,286.6	$1,181.6	(8.2)%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. As of March 31, 2017, the amount outstanding under the notes, net of debt amortization expense of $2.6 million, was $347.4 million, which is payable on April 1, 2022. We will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. For additional information, see Note 12—“Long-term debt” under Part I, Item 1—“Financial Statements” above.

In February 2017, our board of directors approved a dividend program under which we intend to pay a regular quarterly cash dividend of $0.06 per share to holders of our common shares, representing a planned annual dividend of $0.24 per share. On March 28, 2017, we paid a dividend of $0.06 per share, amounting to $12.0 million in the aggregate, to shareholders of record as of March 10, 2017.

As of March 31, 2017, $379.2 million of our $388.2 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $18.8 million of this cash was held by a foreign subsidiary for which we expect to incur a tax liability and have accordingly accrued a deferred tax liability on the repatriation of $10.3 million of retained earnings. $85.9 million of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation. We currently intend to permanently reinvest the remaining $274.5 million in cash and cash equivalents held by certain of our foreign subsidiaries.

As of December 31, 2016, our board of directors had authorized repurchases of up to $750.0 million in value of our common shares under our share repurchase program first announced in February 2015. On February 10, 2017, our board of directors approved up to an additional $500.0 million in share repurchases, bringing the total authorization under our existing program to $1,250.0 million. On March 29, 2017, we entered into an accelerated share repurchase, or ASR, agreement with Morgan Stanley & Co. LLC to repurchase an aggregate of $200.0 million of our common shares. For additional information, see Note 17—“Capital Stock” under Part I, Item 1—“Financial Statements” above.

During the three months ended March 31, 2016, we purchased 1,356,199 of our common shares on the open market at a weighted average price of $24.35 per share for an aggregate cash amount of $33.0 million. During the three months ended March 31, 2017, we made payments in an aggregate cash amount of $219.8 million toward share repurchases. Of this amount, we paid (i) $19.8 million to repurchase 808,293 of our common shares on the open market at a weighted average price of $24.48 per share, (ii) $160.0 million to the Dealer for the initial delivery of 6,578,947 of our common shares under the ASR agreement at a weighted average price of $24.32 per share, and (iii) $40.0 million to the Dealer for shares to be delivered to us at the final settlement of the transaction under the ASR agreement as described above. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$(9.6)	$31.0	(422.4)%
Investing activities	(31.5)	(29.0)	(7.9)
Financing activities	20.4	(42.0)	(305.7)
Net increase (decrease) in cash and cash equivalents	$(20.7)	$(40.0)	93.4%

Cash flows from operating activities. Net cash generated from operating activities was $31.0 million in the three months ended March 31, 2017, compared to net cash used for operating activities of $9.6 million in the three months ended March 31, 2016. This increase is primarily due to a $46.3 million net change in our operating assets and liabilities in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly driven by (i) a decrease in investments in trade receivables in the first quarter of 2017 primarily due to a decrease in days sales outstanding and a reduction in revenue volume in the first quarter of 2017 compared to the fourth quarter of 2016 and (ii) a $6.8 million decrease in net income tax payments primarily due to certain tax payments in the first quarter of 2016 relating to a prior year. This was partially offset by $5.7 million decrease in net income adjusted for amortization, depreciation and other non-cash items in the first quarter of 2017 compared to the first quarter of 2016.

Cash flows from investing activities. Our net cash used for investing activities was $29.0 million in the three months ended March 31, 2017, down $2.5 million from the three months ended March 31, 2016. This decrease was primarily due to lower payments for purchases of property, plant and equipment (net of sales proceeds) of $6.1 million in the first quarter of 2017 compared to the first quarter of 2016. Additionally, the value of an investment in one of our non-consolidated affiliates was $3.3 million lower in the first quarter of 2017 than in the first quarter of 2016. This decrease was partially offset by a $6.9 million increase in payments related to acquisitions consummated in the first quarter of 2017 compared to the first quarter of 2016.

Cash flows from financing activities. Our net cash used for financing activities was $42.0 million in the three months ended March 31, 2017, compared to net cash generated from financing activities of $20.4 million in the three months ended March 31, 2016. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. We also repaid $10.0 million in long-term debt payments in the first quarters of 2017 and 2016. We made net repayments of $145.0 million in the first quarter of 2017 compared to the receipt of $60.0 million in proceeds from short-term borrowings in the first quarter of 2016. For additional information, see notes 11 and 12 to our consolidated financial statements. Additionally, we made payments in connection with the issuance of common shares under stock-based compensation plans (net of proceeds) of $2.2 million in the first quarter of 2017 compared to proceeds from the issuance of common shares under stock-based compensation plans (net of payments) of $4.9 million in the first quarter of 2016. In the first quarter of 2017, we paid a cash dividend in an aggregate amount of $12.0 million. No dividends were paid in the first quarter of 2016. Payments for share repurchases were $220.0 million in the first quarter of 2017 compared to $33.0 million in the first quarter of 2016.

Financing Arrangements

In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2016 and March 31, 2017, our outstanding term loan debt, net of debt amortization expense of $2.7 million and $2.5 million, respectively, was $737.3 million and $727.5 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2016 and March 31, 2017, the limits available under such facilities were $15.4 million and $15.8 million, respectively, of which $11.0 million, constituting non-funded drawdown, was utilized as of both dates. As of December 31, 2016 and March 31, 2017, a total of $161.0 million and $16.0 million, respectively, of our revolving credit facility was utilized, of which $160.0 million and $15.0 million, respectively, constituted funded drawdown and $1.0 million constituted non-funded drawdown in both periods.

In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348.5 million and an underwriting fee of approximately $1.5 million. In addition, there were other debt issuance related costs of $1.1 million which are unpaid as of March 31, 2017. The total debt issuance cost of $2.6 million incurred in connection with the offering of the notes is being amortized over the life of the notes as additional interest expense. As of March 31, 2017, the amount outstanding under the notes, net of debt amortization expense of $2.6 million, was $347.4 million, which is payable on April 1, 2022 when the notes mature. For additional information about our financing arrangements, see notes 11 and 12 to our consolidated financial statements.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see Part I, Item 1A—Risk Factors—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the U.S. dollar and the euro, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2016, the section titled “Contractual Obligations” below, and Note 7 in Part I, Item 1—“Financial Statements” above.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2017:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,195.4	$70.3	$137.8	$639.9	$347.4
— Principal payments	1,074.9	39.2	78.5	609.8	347.4
— Interest payments*	120.5	31.1	59.3	30.1	0.0
Short-term borrowings	15.1	15.1	—	—	—
— Principal payments	15.0	15.0	—	—	—
— Interest payments**	0.1	0.1	—	—	—
Capital leases	5.3	2.0	2.6	0.7	—
— Principal payments	4.3	1.5	2.2	0.6	—
— Interest payments	1.0	0.5	0.4	0.1	—
Operating leases	181.9	36.0	59.2	42.2	44.5
Purchase obligations	30.5	24.0	6.3	0.2	—
Capital commitments net of advances	6.8	6.8	—	—	—
Earn-out consideration	24.1	6.7	12.3	5.1	—
— Reporting date fair value	21.3	5.7	10.8	4.8	—
— Interest	2.8	1.0	1.5	0.3	—
Other liabilities	26.3	17.4	8.7	0.2	—
Total contractual obligations	$1,485.4	$178.3	$226.9	$688.3	$391.9

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of March 31, 2017 which exclude the impact of interest rate swaps. Interest payments on long-term debt include interest on our senior notes due 2022 at a rate of 3.70% per annum, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of March 31, 2017 and our expectation for the repayment of such debt.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Subsequently, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” in March 2016, ASU No. 2016-10, “Identifying performance obligations and licensing,” in April 2016, and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” in December 2016, which amend and clarify ASU 2014-09. These ASUs will be effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018, and allow for both retrospective and prospective adoption. We expect to complete our assessment of the cumulative effect of adopting ASU No. 2014-09 as well as the selection of a transition approach during the first half of 2017. We do not believe there will be a material impact to our revenues upon adoption, although there may be an impact on the recognition of timing of contract costs. We are continuing to evaluate the impact on our consolidated results of operations, cash flows, financial position and disclosures of our pending adoption of ASU 2014-09 and our preliminary assessments are subject to change.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes step two from the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Also, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU is effective for us beginning January 1, 2020, including interim periods in our fiscal year 2020. Early adoption is permitted. We are in the process of assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The ASU is effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018. We are in the process of assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2017, we were party to interest rate swaps covering a total notional amount of $456.8 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 1.20%.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarterly period ended March 31, 2017, management excluded an evaluation of the internal controls over financial reporting in respect of any acquisition made in the three months ended March 31, 2017. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of acquisitions consummated during such period.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, the risk factors set forth below and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

We may be unable to service our debt or obtain additional financing on competitive terms.

On June 30, 2015, we entered into a five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The credit agreement provides for an $800 million term credit facility and a $350 million revolving credit facility, and may be increased by us by up to $150 million (or a greater amount based on certain conditions). The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2016, the total amount due under the credit facility, including the amount utilized under the revolving facility, was $900 million.  The credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our liquidity and financial condition. In addition, we may have limited ability to increase our borrowings under our existing credit agreement without increased pricing.

On March 27, 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering.  As of March 31, 2017, the amount outstanding under the notes, net of debt amortization expense of $2.6 million, was $347.4 million, which is payable on April 1, 2022 when the notes mature.  We are required to pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date. The notes are subject to certain customary covenants, including limitations on our ability to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer our assets. Upon certain change of control transactions, we would be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded up to a maximum increase of 2.0%. We are required to offer to exchange the notes for registered notes or have one or more shelf registration statements declared effective within 455 days after the issue date of the notes and, if such exchange offer fails to be consummated or such registration statement fails to be effective by June 25, 2018, then the interest payable on the notes would increase by 0.25% per annum during the 90-day period immediately following such date and would further increase by 0.25% per annum at the end of each subsequent 90-day period up to a maximum increase of 0.50%.  We may redeem the notes at any time in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest or, if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are our senior unsecured obligations and rank equally with all our other senior unsecured indebtedness outstanding from time to time.

Our indebtedness and related debt service obligations can have negative consequences, requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; limiting our ability to obtain additional financing and limiting our ability to undertake strategic acquisitions; increasing our vulnerability to adverse economic and industry conditions, including by reducing our flexibility in planning for or reacting to changes in our business and market conditions; and exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We may incur more debt in the future, and there can be no assurance that our cost of funding will not substantially increase.

Our ability to make scheduled payments, refinance our obligations or obtain additional financing will depend on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet our obligations. In addition, we may in the future require additional financing to fund one or more acquisitions, pay dividends or repurchase shares and may not be able to obtain such additional financing on competitive terms, which could restrict our ability to complete such transactions.

If we are unable to service our debt, refinance our existing debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures, which could adversely affect our business and financial condition.  If we incur additional debt, the risks described above could increase.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

As of December 31, 2016, our board of directors had authorized repurchases of up to $750.0 million in value of our common shares under our share repurchase program first announced in February 2015. On February 10, 2017, our board of directors approved up to an additional $500.0 million in share repurchases, bringing the total authorization under our existing program to $1,250.0 million. On March 29, 2017, we entered into an accelerated share repurchase, or ASR, agreement with Morgan Stanley & Co. LLC to repurchase an aggregate of $200.0 million in value of our common shares. For additional information, see Note 17—“Capital Stock” under Part I, Item 1—“Financial Statements” above. Our share repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the program, including under the ASR agreement, will be cancelled.

Share repurchase activity during the three months ended March 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1-January 31, 2017	606,145	24.42	606,145	163,082,776
February 1-February 28, 2017	202,148	24.65	202,148	658,099,759
March 1-March 31, 2017	6,578,947	24.32	6,578,947	498,099,759

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

4.1

Base Indenture, dated as of March 27, 2017, by and among the Registrant, Genpact Luxembourg S.à r.l. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

4.2

First Supplemental Indenture, dated as of March 27, 2017, by and among the Registrant, Genpact Luxembourg S.à r.l. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

4.3	Form of 3.700% Senior Note due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

4.4

Registration Rights Agreement, dated March 27, 2017, by and among the Registrant, Genpact Luxembourg S.à r.l. and Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and March 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2017, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest for the three months ended March 31, 2016 and March 31, 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2017, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2017

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

4.1

Base Indenture, dated as of March 27, 2017, by and among the Registrant, Genpact Luxembourg S.à r.l. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

4.2

First Supplemental Indenture, dated as of March 27, 2017, by and among the Registrant, Genpact Luxembourg S.à r.l. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

4.3	Form of 3.700% Senior Note due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

4.4

Registration Rights Agreement, dated March 27, 2017, by and among the Registrant, Genpact Luxembourg S.à r.l. and Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and March 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2017, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest for the three months ended March 31, 2016 and March 31, 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2017, and (vi) Notes to the Consolidated Financial Statements.