Form 10-Q
period 2017-06-30
Genpact LTD
filed 2017-08-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2017

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of July 28, 2017 was 192,903,452.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2016	As of June 30, 2017
Assets
Current assets
Cash and cash equivalents	4	$422,623	$441,064
Accounts receivable, net	5	615,265	637,613
Prepaid expenses and other current assets	8	189,149	246,277
Total current assets		$1,227,037	$1,324,954

Property, plant and equipment, net	9	193,218	208,658
Deferred tax assets	23	70,143	67,568
Investment in equity affiliates	24	4,800	809
Intangible assets, net	10	78,946	127,068
Goodwill	10	1,069,408	1,260,511
Other assets		242,328	249,866
Total assets		$2,885,880	$3,239,434

Liabilities and equity
Current liabilities
Short-term borrowings	11	$160,000	$205,000
Current portion of long-term debt	12	39,181	39,213
Accounts payable		9,768	18,317
Income taxes payable	23	24,159	51,226
Accrued expenses and other current liabilities	13	498,247	452,364
Total current liabilities		$731,355	$766,120

Long-term debt, less current portion	12	698,152	1,026,047
Deferred tax liabilities	23	2,415	6,621
Other liabilities	14	162,790	177,546
Total liabilities		$1,594,712	$1,976,334

Redeemable non-controlling interest		4,520	4,680
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 198,794,052 and 192,868,427 issued and outstanding as of December 31, 2016 and June 30, 2017, respectively		1,984	1,924
Additional paid-in capital		1,384,468	1,356,936
Retained earnings		358,121	276,184
Accumulated other comprehensive income (loss)		(457,925)	(376,624)
Total equity		$1,286,648	$1,258,420
Commitments and contingencies	25
Total liabilities, redeemable non-controlling interest and equity		$2,885,880	$3,239,434

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2016 (1)	2017	2016 (1)	2017
Net revenues		$630,523	$670,697	$1,240,226	$1,293,692
Cost of revenue	19, 24	383,755	415,293	756,603	798,630
Gross profit		$246,768	$255,404	$483,623	$495,062
Operating expenses:
Selling, general and administrative expenses	20, 24	165,197	167,901	325,346	328,759
Amortization of acquired intangible assets	10	6,493	8,387	12,638	15,629
Other operating (income) expense, net	21	(4,862)	(915)	(9,923)	(8,453)
Income from operations		$79,940	$80,031	$155,562	$159,127
Foreign exchange gains (losses), net		4,808	1,913	3,810	(3,000)
Interest income (expense), net	22	(3,433)	(9,850)	(6,271)	(15,343)
Other income (expense), net		503	12,488	1,381	13,041
Income before equity-method investment activity, net and income tax expense		$81,818	$84,582	$154,482	$153,825
Equity-method investment activity, net		(2,074)	(9)	(4,219)	(4,567)
Income before income tax expense		$79,744	$84,573	$150,263	$149,258
Income tax expense	23	14,956	15,471	26,971	27,716
Net income		$64,788	$69,102	$123,292	$121,542
Net loss (income) attributable to redeemable non-controlling interest		882	(156)	1,171	742
Net income attributable to Genpact Limited shareholders		$65,670	$68,946	$124,463	$122,284
Net income available to Genpact Limited common shareholders	18	$65,670	$68,946	$124,463	$122,284
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.31	$0.36	$0.59	$0.63
Diluted		$0.31	$0.36	$0.58	$0.62
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		210,178,050	191,469,593	210,479,108	195,269,561
Diluted		213,803,134	193,732,406	213,848,050	198,194,172

(1) Income taxes, net income and basic and diluted net income per common share for the three months and the six months ended June 30, 2016 have been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended June 30,				Six months ended June 30,
	2016 (1)		2017		2016 (1)		2017
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest
Net Income (loss)	$65,670	$(882)	$68,946	$156	$124,463	$(1,171)	$122,284	$(742)
Other comprehensive income:
Currency translation adjustments	(25,055)	39	20,085	(66)	(19,838)	39	71,712	(78)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(3,555)	—	(9,611)	—	(1,585)	—	9,247	—
Retirement benefits, net of taxes	(13)	—	223	—	140	—	342	—
Other comprehensive income (loss)	$(28,623)	$39	$10,697	$(66)	$(21,283)	$39	$81,301	$(78)
Comprehensive income (loss)	$37,047	$(843)	$79,643	$90	$103,180	$(1,132)	$203,585	$(820)

(1) Net income for the three months and six months ended June 30, 2016 has been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares		Additional Paid-	Retained	Other Comprehensive	Total	Redeemable non-controlling
	No. of Shares	Amount	in Capital (1)	Earnings (1)	Income (Loss)	Equity	interest
Balance as of January 1, 2016	211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356	$—
Issuance of common shares on exercise of options (Note 16)	631,422	6	10,051	—	—	10,057	—
Issuance of common shares under the employee stock purchase plan (Note 16)	60,636	1	1,489	—	—	1,490	—
Net settlement on vesting of restricted share units (Note 16)	102,954	1	(98)	—	—	(97)	—
Stock repurchased and retired (Note 17)	(3,314,035)	(33)	—	(86,371)	—	(86,404)	—
Deferred tax assets recognized on early adoption of ASU 2016-09	—	—	—	24,912	—	24,912	—
Expenses related to stock purchase (Note 17)	—	—	—	(66)	—	(66)	—
Stock-based compensation expense (Note 16)	—	—	13,516	—	—	13,516	—
Acquisition of redeemable non- controlling interest	—	—	—	—	—	—	3,910
Comprehensive income:
Net income	—	—	—	124,463	—	124,463	(1,171)
Other comprehensive income	—	—	—	—	(21,283)	(21,283)	39
Balance as of June 30, 2016	208,953,290	$2,086	$1,366,980	$474,446	$(472,568)	$1,370,944	$2,778

(1) Net income, additional paid-in capital and retained earnings for the three months and six months ended June 30, 2016 have been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares		Additional Paid-	Retained	Other Comprehensive	Total	Redeemable non-controlling
	No. of Shares	Amount	in Capital	Earnings	Income (Loss)	Equity	interest
Balance as of January 1, 2017	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520
Issuance of common shares on exercise of options (Note 16)	548,086	5	7,762	—	—	7,767	—
Issuance of common shares under the employee stock purchase plan (Note 16)	100,357	1	2,312	—	—	2,313	—
Net settlement on vesting of restricted share units (Note 16)	81,471	1	(11)	—	—	(10)	—
Net settlement on vesting of performance units (Note 16)	731,701	7	(9,946)	—	—	(9,939)	—
Stock repurchased and retired (Note17)	(7,387,240)	(74)	(40,000)	(179,710)	—	(219,784)	—
Expenses related to stock purchase (Note 17)	—	—	—	(16)	—	(16)	—
Stock-based compensation expense (Note 16)	—	—	12,351	—	—	12,351	—
Change in fair value of redeemable non-controlling interest	—	—	—	(980)	—	(980)	980
Comprehensive income:
Net income	—	—	—	122,284	—	122,284	(742)
Other comprehensive income	—	—	—	—	81,301	81,301	(78)
Dividend (Note 17)	—	—	—	(23,515)	—	(23,515)	-
Balance as of June 30, 2017	192,868,427	$1,924	$1,356,936	$276,184	$(376,624)	$1,258,420	$4,680

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2016 (1)	2017
Operating activities
Net income attributable to Genpact Limited shareholders	$124,463	$122,284
Net income (loss) attributable to redeemable non-controlling interest	(1,171)	(742)
Net income	$123,292	$121,542
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	26,997	27,312
Amortization of debt issuance costs	767	877
Amortization of acquired intangible assets	12,638	15,629
Intangible assets write-down	5,814	-
Reserve for doubtful receivables	4,467	1,793
Unrealized loss on revaluation of foreign currency asset/liability	2,055	2,956
Equity-method investment activity, net	4,219	4,567
Stock-based compensation expense	13,516	12,351
Deferred income taxes	23,902	(5,260)
Others, net	54	(4,816)
Change in operating assets and liabilities:
Increase in accounts receivable	(15,137)	(1,958)
Increase in prepaid expenses, other current assets and other assets	(62,414)	(35,248)
Increase in accounts payable	2,881	1,624
Decrease in accrued expenses, other current liabilities and other liabilities	(76,806)	(52,022)
Increase in income taxes payable	19,642	25,977
Net cash provided by operating activities	$85,887	$115,324
Investing activities
Purchase of property, plant and equipment & intangibles	(46,595)	(38,300)
Proceeds from sale of property, plant and equipment	236	566
Investment in equity affiliates	(5,283)	(496)
Payment for business acquisitions, net of cash acquired	(11,633)	(207,181)
Net cash used for investing activities	$(63,275)	$(245,411)
Financing activities
Repayment of capital lease obligations	(903)	(1,106)
Payment of debt issuance costs	-	(1,481)
Proceeds from long-term debt	-	350,000
Repayment of long-term debt	(20,000)	(20,000)
Proceeds from short-term borrowings	60,000	230,000
Repayment of short-term borrowings	(21,500)	(185,000)
Proceeds from issuance of common shares under stock-based compensation plans	11,547	10,080
Payment for net settlement of stock-based awards	(97)	(9,949)
Payment of earn-out/deferred consideration	(1,132)	(1,287)
Dividend paid	-	(23,515)
Payment for stock purchased and retired	(86,404)	(219,784)
Payment for expenses related to stock purchase	(66)	(16)
Net cash provided by (used for) financing activities	$(58,555)	$127,942
Effect of exchange rate changes	(7,704)	20,586
Net increase (decrease) in cash and cash equivalents	(35,943)	(2,145)
Cash and cash equivalents at the beginning of the period	450,907	422,623
Cash and cash equivalents at the end of the period	$407,260	$441,064
Supplementary information
Cash paid during the period for interest	$9,125	$10,648
Cash paid during the period for income taxes	$30,269	$28,649
Property, plant and equipment acquired under capital lease obligations	$959	$1,485

(1) Income taxes, net income and cash flows for the six months ended June 30, 2016, have been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

   The Company is a global professional services firm focused on delivering digital transformation for its clients. The Company’s Lean DigitalSM approach integrates lean principles, design thinking, analytics and digital technologies with its domain and industry expertise. The Company delivers value to its clients in two ways – through digital-led, domain-enabled solutions that drive innovation, and through digitally-enabled intelligent operations that design, transform and run clients’ operations. The Company generates impact for a few hundred strategic clients, including members of Fortune Global 500, and employs over 77,000 people in more than 20 countries.

 Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares. On October 25, 2012, Glory Investments A Limited, formerly known as South Asia Private Investments, an affiliate of Bain Capital Investors, LLC (“Bain Capital”), became the Company’s largest shareholder when, together with its affiliated assignees and two additional co-investors, it purchased 67,750,678 common shares of the Company from the Company’s initial investors.

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

Non-controlling interest in subsidiaries that is redeemable outside of the Company’s control for cash or other assets is reflected in the mezzanine section between liabilities and equity in the consolidated balance sheets at the redeemable value, which approximates fair value. Redeemable non-controlling interest is adjusted to its fair value at each balance sheet date. Any resulting increases or decreases in the estimated redemption amount are affected by corresponding changes to retained earnings. The share of non-controlling interest in subsidiary earnings is reflected in net loss (income) attributable to redeemable non-controlling interest in the consolidated statements of income.

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

Intangible assets acquired individually or with a group of other assets or in a business combination and developed internally are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	1-14 years
Marketing-related intangible assets	1-10 years
Technology-related intangible assets	2-8 years
Other intangible assets	2-9 years

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 15% and 11% of receivables as of December 31, 2016 and June 30, 2017, respectively. GE accounted for 17% and 10% of revenues for the six months ended June 30, 2016 and 2017, respectively.

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

The following recently released accounting standard has been adopted by the Company:

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the requirement for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in income tax expense or in additional paid-in capital. In the quarter ended December 31, 2016, the Company elected to early adopt ASU 2016-09 effective January 1, 2016 and will apply ASU 2016-09 using a modified retrospective approach. The treatment of forfeitures has not changed as the Company is electing to continue its current process of estimating the number of forfeitures. With the early adoption of ASU 2016-09, the Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted. As a result, the Company’s income taxes, net income, cash flows, retained earnings, additional paid-in capital, and basic and diluted net income per common share for corresponding periods in 2016 have been restated due to the adoption of ASU No. 2016-09.

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

3. Business acquisitions

Certain acquisitions

(a) RAGE Frameworks, Inc.

On April 13, 2017, the Company acquired 100% of the outstanding equity interest in RAGE Frameworks, Inc. (“RAGE”), a Delaware corporation. The preliminary estimated total purchase consideration for RAGE is $125,089, subject to adjustment for closing date working capital and indebtedness. This amount includes cash consideration of $124,149, net of cash acquired of $1,605, and a preliminary adjustment for working capital and indebtedness. In addition, the Company is evaluating certain tax positions which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. As of June 30, 2017, the total consideration paid by the Company to the sellers was $125,754, resulting in a receivable of $548. This acquisition enhances the Company’s digital and artificial intelligence capabilities by adding knowledge-based automation technology and services.

In connection with the acquisition of RAGE, the Company recorded $1,600 in customer-related intangibles, $600 in marketing-related intangibles, $12,400 in technology-related intangible assets and $100 in other intangible assets, which have a weighted average amortization period of seven years. Goodwill arising from the acquisition amounted to $105,114, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the acquired digital and artificial intelligence capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $881 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $13,836 and assumed certain liabilities amounting to $9,654. The Company also recognized a net deferred tax asset of $1,094. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b) Image processing business of Fiserv Solutions of Australia Pty Ltd.

          On May 11, 2017, the Company acquired the image processing business of Fiserv Solutions of Australia Pty Limited. The preliminary estimated total purchase consideration is $18,990, subject to adjustment for closing date working capital, value transfer and net debt. This amount includes a preliminary adjustment for closing date working capital, value transfer and net debt. As of June 30, 2017, the total consideration paid by the Company to the sellers is $21,301, resulting in a receivable of $2,311.

           This acquisition expands the Company’s digital transformation and end-to-end capabilities for its clients in the financial services industry. The acquisition also strengthens the Company’s financial services portfolio and expands its Australia footprint.

            In connection with the transaction, the Company recorded $17,400 in customer-related intangibles, $1,806 in technology-related intangibles and $100 in other intangibles, which have a weighted average amortization period of six years. Goodwill arising from the acquisition amounted to $5,416, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

             Acquisition-related costs of $385 have been included in selling, general and administrative expenses as incurred. Through this transaction, the Company has acquired assets with a value of $5,144, assumed liabilities amounting to $5,625, and recognized a net deferred tax liability of $5,250. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(c) BrightClaim LLC and associated companies

On May 3, 2017, the Company acquired 100% of the outstanding equity interest in each of BrightClaim LLC, a Delaware limited liability company, BrightServe LLC, a Georgia limited liability company, National Vendor LLC, a Delaware limited liability company, and BrightClaim Blocker, Inc., a Delaware corporation (collectively referred to as “BrightClaim”). The preliminary estimated total purchase consideration for BrightClaim is $56,397, subject to adjustment for closing date working capital, outstanding company expenses and indebtedness. This amount includes cash consideration of $52,395, net of cash acquired of $4,002, and a preliminary adjustment for working capital and net debt. In addition, the Company is evaluating certain tax positions which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. As of June 30, 2017, the total consideration paid by the Company to the sellers is $56,496, resulting in a receivable of $99. This acquisition enhances the Company’s breadth and depth of service offerings for clients in the insurance industry.

In connection with the acquisition of BrightClaim, the Company recorded $8,000 in customer-related intangibles, $3,200 in marketing-related intangibles, $2,200 in technology-related intangibles and $200 in other intangibles, which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounted to $42,574, which has been allocated to the Company’s India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $1,563 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $10,211, assumed certain liabilities amounting to $7,259, and recognized a net deferred tax liability of $2,728. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(d) LeaseDimensions, Inc.

           On February 15, 2017, the Company acquired 100% of the outstanding equity interest in LeaseDimensions, Inc. (“LeaseDimensions”), an Oregon corporation. The preliminary estimated total purchase consideration for LeaseDimensions is $11,626, subject to adjustment for closing date working capital and net debt. This amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $9,089, net of cash acquired of $217, and a preliminary adjustment for working capital and net debt. The total consideration paid by the Company to the sellers was $9,454, resulting in a receivable of $148, which is outstanding as of June 30, 2017. The purchase agreement also provides for contingent earn-out consideration ranging from $0 to $3,000, payable by the Company to the sellers based on the future performance of the business relative to the thresholds specified in the earn-out calculation. This acquisition enhances the Company’s capabilities in commercial lending and leasing.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

           Acquisition-related costs of $422 have been included in selling, general and administrative expenses as incurred. Through this transaction, the Company acquired assets with a value of $2,277, assumed liabilities amounting to $1,038, and recognized a net deferred tax liability of $1,320. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(e) Endeavour Software Technologies Private Limited

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

(f) Strategic Sourcing Excellence Limited

On January 8, 2016, the Company acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company. The total consideration paid by the Company to the selling equity holders for the acquired interest in SSE was $14,541. This amount includes the fair value of earn-out consideration, cash consideration of $2,550, and an adjustment for working capital, transaction expenses and indebtedness. During the quarter ended December 31, 2016, the Company recorded a measurement period adjustment that resulted in a $51 increase in the purchase consideration through the recognition of $69 in current assets and $16 in non-current assets, with a corresponding impact on goodwill of $34. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period. The equity purchase agreement between the Company and the selling equity holders of SSE also provides for contingent earn-out consideration of up to $20,000, payable by the Company to the selling equity holders based on future performance of the acquired business relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equity holders’ 49% interest in SSE, is payable only if either the put or call option, each as described below, is exercised.

The equity purchase agreement grants the Company a call option to purchase the remaining 49% equity interest in SSE, which option the Company has the right to exercise between January 1, 2018 and January 31, 2018. If the Company does not exercise its call option during such period, the selling equity holders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require the Company to purchase their 49% interest in SSE at a price ranging from $2,450 to $2,950. This acquisition enhances the Company’s sourcing and procurement consulting domain expertise.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2016 and June 30, 2017 are set out in the table below:

	As of December 31,	As of June 30,
	2016	2017
Cash and other bank balances	422,623	441,064
Total	$422,623	$441,064

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended	Six months ended
	December 31, 2016	June 30, 2017
Opening balance as of January 1	$11,530	$15,519
Additions due to acquisitions	-	235
Additions charged to cost and expense	7,282	1,793
Deductions/effect of exchange rate fluctuations	(3,293)	20
Closing balance	$15,519	$17,567

Accounts receivable were $630,784 and $655,180, and the reserves for doubtful receivables were $15,519 and $17,567, resulting in net accounts receivable balances of $615,265 and $637,613, as of December 31, 2016 and June 30, 2017, respectively. In addition, accounts receivable due after one year of $3,272 and $1,911 as of December 31, 2016 and June 30, 2017, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $2,490 and $1,203 as of December 31, 2016 and June 30, 2017, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these derivative instruments were determined using the following inputs as of December 31, 2016 and June 30, 2017:

	As of December 31, 2016
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$55,386	$—	$55,386	$—
Total	$55,386	$—	$55,386	$—
Liabilities
Earn-out consideration (Note b, d)	$22,435	$—	$—	$22,435
Derivative instruments (Note b, c)	$17,353	$—	$17,353	$—
Total	$39,788	$—	$17,353	$22,435
Redeemable non-controlling interest (Note e)	$4,520	$—	$—	$4,520

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

 6. Fair value measurements (Continued)

	As of June 30, 2017
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$69,371	$—	$69,371	$—
Total	$69,371	$—	$69,371	$—
Liabilities
Earn-out consideration (Note b, d)	$23,274	—	—	$23,274
Derivative instruments (Note b, c)	$16,795	$—	$16,795	$—
Total	$40,069	$—	$16,795	$23,274
Redeemable non-controlling interest (Note e)	$4,680	$—	$—	$4,680

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.
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

(e)

The Company’s estimate of the fair value of redeemable non-controlling interest is based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation. Given the significance of the unobservable inputs, the valuation is classified in level 3 of the fair value hierarchy. See Note 3—Business Acquisitions.

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2016 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Opening balance	$20,853	$21,262	$22,820	$22,435
Earn-out consideration payable in connection with acquisitions	2,070	-	10,190	2,320
Payments made on earn-out consideration	(187)	(275)	(1,152)	(1,482)
Changes in fair value of earn-out consideration (note a)	(5,490)	1,713	(14,996)	(1,425)
Others (note b)	1,192	574	1,576	1,426
Ending balance	$18,438	$23,274	$18,438	$23,274

a) Changes in the fair value of earn-out consideration are reported in other operating (income) expense, net in the consolidated statements of income.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 54 months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2016	As of June 30, 2017	As of December 31, 2016	As of June 30, 2017
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,108,400	$1,120,928	$6,669	$48,486
United States Dollars (sell) Mexican Peso (buy)	9,120	4,560	(187)	704
United States Dollars (sell) Philippines Peso (buy)	70,050	52,950	(1,036)	(1,418)
Euro (sell) United States Dollars (buy)	138,613	112,156	9,180	74
Pound Sterling (buy) United States Dollars (sell)	-	15,274	-	380
Euro (sell) Romanian Leu (buy)	29,805	16,279	(152)	(83)
Japanese Yen (sell) Chinese Renminbi (buy)	77,267	58,463	(742)	(1,201)
Pound Sterling (sell) United States Dollars (buy)	104,142	88,951	14,228	3,826
Australian Dollars (sell) United States Dollars (buy)	114,412	144,644	2,328	(4,902)
Interest rate swaps (floating to fixed)	456,810	444,463	7,746	6,710
			38,034	52,576

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2016	As of June 30, 2017	As of December 31, 2016	As of June 30, 2017
Assets
Prepaid expenses and other current assets	$33,921	$42,951	$809	$1,530
Other assets	$20,657	$24,890	$—	$—
Liabilities
Accrued expenses and other current liabilities	$4,540	$6,780	$237	$1,122
Other liabilities	$12,576	$8,893	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended June 30,						Six months ended June 30,
	2016			2017			2016			2017
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(27,267)	$8,977	$(18,290)	$67,674	$(25,334)	$42,340	$(30,090)	$9,830	$(20,260)	$37,461	$(13,979)	$23,482
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(2,585)	587	(1,998)	15,505	(5,667)	9,838	(5,487)	1,289	(4,198)	24,800	(9,099)	15,701
Changes in fair value of effective portion of outstanding derivatives, net	(6,108)	555	(5,553)	(2)	229	227	(6,187)	404	(5,783)	39,506	(14,558)	24,948
Gain (loss) on cash flow hedging derivatives, net	(3,523)	(32)	(3,555)	(15,507)	5,896	(9,611)	(700)	(885)	(1,585)	14,706	(5,459)	9,247
Closing balance	$(30,790)	$8,945	$(21,845)	$52,167	$(19,438)	$32,729	$(30,790)	$8,945	$(21,845)	$52,167	$(19,438)	$32,729

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)					Amount of Gain (Loss)
	recognized in OCI on					reclassified from OCI into
Derivatives in	Derivatives (Effective Portion)				Location of Gain (Loss) reclassified	statement of Income (Effective Portion)
Cash Flow	Three months ended		Six months ended		from OCI into	Three months ended		Six months ended
Hedging	June 30,		June 30,		Statement of Income	June 30,		June 30,
Relationships	2016	2017	2016	2017	(Effective Portion)	2016	2017	2016	2017
Forward foreign exchange contracts	$(3,522)	$1,615	$(1,675)	$40,911	Revenue	$2,126	$2,266	$5,997	$6,026
Interest rate swaps	(2,586)	(1,617)	(4,512)	(1,405)	Cost of revenue	(3,405)	10,419	(8,717)	14,989
					Selling, general and administrative expenses	(919)	2,907	(2,380)	4,155
					Interest expense	(387)	(87)	(387)	(370)
	$(6,108)	$(2)	$(6,187)	$39,506		$(2,585)	$15,505	$(5,487)	$24,800

Gain (loss) recognized in income on the ineffective portion of derivatives and the amount excluded from effectiveness testing is $0 for the three and six months ended June 30, 2016 and 2017, respectively.

Non-designated Hedges

		Amount of Gain (Loss)
		recognized in Statement of
		Income on Derivatives
Derivatives not designated as hedging	Location of Gain (Loss) recognized in Statement of	Three months ended June 30,		Six months ended June 30,
instruments	Income on Derivatives	2016	2017	2016	2017
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(895)	$1,203	$239	$10,113
		$(895)	$1,203	$239	$10,113

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of June 30,
	2016	2017
Advance income and non-income taxes	$50,676	$76,057
Deferred transition costs	45,252	46,446
Derivative instruments	34,730	44,481
Prepaid expenses	22,222	28,045
Customer acquisition cost	11,126	12,548
Employee advances	6,880	5,101
Deposits	2,688	3,889
Advances to suppliers	10,059	2,186
Others	5,516	27,524
	$189,149	$246,277

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,	As of June 30,
	2016	2017
Property, plant and equipment, gross	$600,554	$648,306
Less: Accumulated depreciation and amortization	(407,336)	(439,648)
Property, plant and equipment, net	$193,218	$208,658

Depreciation expense on property, plant and equipment for the six months ended June 30, 2016 and 2017 was $22,656 and $21,212, respectively, and for the three months ended June 30, 2016 and 2017 was $11,552 and $9,983, respectively. Computer software amortization for the six months ended June 30, 2016 and 2017 amounted to $4,808 and $5,406, respectively, and for the three months ended June 30, 2016 and 2017 was $2,463 and $2,727, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $467 and $(694) for the six months ended June 30, 2016 and 2017, respectively, and $174 and $(466) for the three months ended June 30, 2016 and 2017, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2016 and six months ended June 30, 2017:

	Year ended December 31,	Six months ended June 30,
	2016	2017
Opening balance	$1,038,346	$1,069,408
Goodwill relating to acquisitions consummated during the period	51,535	161,411
Goodwill relating to divestitures consummated during the period	(2,226)	-
Impact of measurement period adjustments	(59)	67
Effect of exchange rate fluctuations	(18,188)	29,625
Closing balance	$1,069,408	$1,260,511

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The total amount of goodwill deductible for tax purposes was $39,032 and $56,454 as of December 31, 2016 and June 30, 2017, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2016			As of June 30, 2017
	Gross carrying amount	Accumulated amortization & impairment	Net	Gross carrying amount	Accumulated amortization & impairment	Net
Customer-related intangible assets	$312,041	$260,018	$52,023	$350,719	$277,548	$73,171
Marketing-related intangible assets	45,098	30,571	14,527	50,503	34,651	15,852
Technology-related intangible assets	26,116	21,026	5,090	48,918	24,141	24,777
Other intangible assets	2,875	2,466	409	2,226	1,611	615
Intangible assets under development	6,897	-	6,897	12,653	-	12,653
	$393,027	$314,081	$78,946	$465,019	$337,951	$127,068

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of intangible assets for the six months ended June 30, 2016 and 2017 were $12,638 and $15,629, respectively, and for the three months ended June 30, 2016 and 2017 were $6,493 and $8,387, respectively.

During the six months ended June 30, 2016, the Company tested an intangible software asset for recoverability as a result of a downward revision to the forecasted cash flows to be generated by the intangible asset. The Company previously recorded a charge to this asset in the third quarter of 2015. Based on the results of its testing, the Company determined that the carrying value of the intangible asset exceeded the estimated undiscounted cash flows by $4,943 and recorded an additional charge to further reduce the carrying value by this amount. The Company used a combination of the income and cost approaches to determine the fair value of the intangible asset for the purpose of calculating the charge. This charge has been recorded in other operating (income) expenses, net in the consolidated statement of income. During the six months ended June 30, 2016, the Company also tested a customer-related intangible asset for recoverability as a result of the termination of a client contract. Based on results of such testing, the Company recorded a charge in the amount of the asset’s total carrying value of $871.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2016 and June 30, 2017, the limits available were $15,382 and $14,923, respectively, of which $10,980 and $7,616 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $350,000, which the company obtained in June 2015 as described in note 12. This facility replaced the Company’s $250,000 facility initially entered into in August 2012 and subsequently amended in June 2013. As of December 31, 2016 and June 30, 2017, a total of $160,978 and $205,978, respectively, was utilized, of which $160,000 and $205,000, respectively, constituted funded drawdown and $978 and $978, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum as of December 31, 2016 and June 30, 2017. The unutilized amount on the revolving facility bore a commitment fee of 0.25% as of December 31, 2016 and June 30, 2017. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. For the six months ended June 30, 2017, the Company was in compliance with the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt

In June 2015, the Company refinanced its 2012 credit facility through a new credit facility comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.50% per annum or a base rate plus an applicable margin equal to 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663,188 as of June 30, 2015, was extinguished, and the Company expensed $10,050, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Additionally, the refinancing of the revolving facility resulted in the accelerated amortization of $65 relating to the existing unamortized debt issuance cost. The remaining unamortized costs for the revolving facility, together with the fees paid to the Company’s lenders and third parties in connection with the new term loan and revolving facility, will be amortized over the term of the refinanced facility, which ends on June 30, 2020. For the six months ended June 30, 2017, the Company was in compliance with the financial covenants of the credit agreement.

As of December 31, 2016 and June 30, 2017, the amount outstanding under the term loan, net of debt amortization expense of $2,667 and $2,256, was $737,333 and $717,765, respectively. As of December 31, 2016 and June 30, 2017, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum based on the Company’s election and current credit rating. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of June 30, 2017 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2017	$19,613
2018	39,226
2019	39,272
2020	619,654
Total	$717,765

In March 2017, the Company issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519 and an underwriting fee of $1,481. In connection with the offering, the Company incurred other debt issuance costs of $1,161. The total debt issuance cost of $2,642 is being amortized over the life of the notes as additional interest expense. As of June 30, 2017, the amount outstanding under the notes, net of debt amortization expense of $2,505, was $347,495, which is payable on April 1, 2022. The Company will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option, may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets. Upon certain change of control transactions, the Company will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded up to a maximum increase of 2.0%. The Company is required to offer to exchange the notes for registered notes or have one or more shelf registration statements declared effective within 455 days after the issue date of the notes and, if such exchange offer fails to be consummated or such registration statement fails to be effective by June 25, 2018, then the interest payable on the notes will increase by 0.25% per annum during the 90-day period immediately following such date and will further increase by 0.25% per annum at the end of each subsequent 90-day period up to a maximum increase of 0.50%. The notes are senior unsecured obligations of the Company and will rank equally with all other senior unsecured indebtedness of the Company outstanding from time to time.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of June 30,
	2016	2017
Accrued expenses	$163,400	$160,255
Accrued employee cost	179,360	131,798
Deferred transition revenue	50,552	48,758
Statutory liabilities	36,878	37,027
Retirement benefits	17,616	20,485
Derivative instruments	4,777	7,902
Advance from customers	21,969	25,679
Earn-out consideration	6,885	7,813
Other liabilities	15,461	10,875
Capital lease obligations	1,349	1,772
	$498,247	$452,364

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of June 30,
	2016	2017
Accrued employee cost	$3,976	$13,910
Deferred transition revenue	72,560	72,769
Retirement benefits	39,020	45,570
Derivative instruments	12,576	8,893
Amount received from GE under indemnification arrangement, pending adjustment	3,159	3,337
Advance from customers	2,371	279
Earn-out consideration	15,550	15,461
Others	11,078	14,145
Capital lease obligations	2,500	3,182
	$162,790	$177,546

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

Net defined benefit plan costs for the three and six months ended June 30, 2016 and 2017 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Service costs	$1,430	$1,857	$2,833	$3,577
Interest costs	613	793	1,311	1,527
Amortization of actuarial loss	(75)	227	(19)	432
Expected return on plan assets	(494)	(539)	(980)	(1,031)
Net defined benefit plan costs	$1,474	$2,338	$3,145	$4,505

Defined contribution plans

During the three and six months ended June 30, 2016 and 2017, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
India	$4,731	$5,566	$9,034	$10,783
U.S.	2,203	2,640	5,735	6,920
U.K.	1,929	2,354	3,581	4,074
China	3,644	3,740	7,397	7,568
Other regions	1,084	948	2,349	2,077
Total	$13,591	$15,248	$28,096	$31,422

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

With respect to options granted under the 2005, 2006 and 2007 Plans before the date of adoption of the 2007 Omnibus Plan, if an award granted under any such plan was forfeited or otherwise expired, terminated, or cancelled without the delivery of shares, then the shares covered by the forfeited, expired, terminated, or cancelled award were added to the number of shares otherwise available for grant under the respective plans.

Under the 2007 Omnibus Plan, share-based awards forfeited, expired, terminated, or cancelled under any of the plans were added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

On May 9, 2017, the Company’s shareholders approved the adoption of the Genpact Limited 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”), pursuant to which 15,000,000 Company common shares are available for issuance.  No further grants may be made under the 2007 Omnibus Plan after the date of adoption of the 2017 Omnibus Plan.

Stock-based compensation costs relating to the foregoing plans during the six months ended June 30, 2016 and June 30, 2017 were 13,328 and 12,078, respectively, and for the three months ended June 30, 2016 and 2017 were $8,078 and $7,233, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the six months ended June 30, 2016 and June 30, 2017.

	Six months ended June 30, 2016	Six months ended June 30, 2017
Dividend yield	—	0.97%
Expected life (in months)	84	84
Risk-free rate of interest	1.56%	2.25%
Volatility	27.22%	24.28%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the six months ended June 30, 2017 is set out below:

	Six months ended June 30, 2017
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2017	5,707,690	$18.65	5.8	$—
Granted	250,000	24.74	—	—
Forfeited	(80,000)	20.63	—	—
Expired	—	—	—	—
Exercised	(548,086)	14.17	—	7,486
Outstanding as of June 30, 2017	5,329,604	$19.37	6.0	$45,087
Vested as of June 30, 2017 and expected to vest thereafter (Note a)	5,099,555	$19.14	6.0	$44,493
Vested and exercisable as of June 30, 2017	2,273,105	$16.00	4.4	$26,887
Weighted average grant date fair value of grants during the period	$6.62

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of June 30, 2017, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $10,161, which will be recognized over the weighted average remaining requisite vesting period of 2.6 years.

Restricted share units

The Company has granted restricted share units, or RSUs, under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one Company common share at a future date. The fair value of each RSU is the market price of a Company common share on the date of the grant. RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSUs granted during the six months ended June 30, 2017 is set out below:

	Six months ended June 30, 2017
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	117,905	$20.65
Granted	1,111,822	25.44
Vested (Note a)	(11,070)	17.87
Forfeited	—	—
Outstanding as of June 30, 2017	1,218,657	$25.04
Expected to vest (Note b)	990,303

(a)	RSUs that vested during the period were net settled upon vesting by issuing 10,646 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects an estimated forfeiture rate.

53,546 RSUs vested in the year ended December 31, 2015, in respect of which 53,023 shares were issued during the six months ended June 30, 2017 after withholding shares to the extent of minimum statutory withholding taxes.

34,035 RSUs vested in the year ended December 31, 2016, in respect of which 17,802 shares were issued during the six months ended June 30, 2017 after withholding shares to the extent of minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of June 30, 2017, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $22,714, which will be recognized over the weighted average remaining requisite vesting period of 3.1 years.

Performance units

The Company also grants stock awards in the form of performance units, or PUs, and has granted PUs under both the 2007 and 2017 Omnibus Plans.

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

A summary of PU activity during the six months ended June 30, 2017 is set out below:

	Six months ended June 30, 2017
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2017	3,772,128	$23.04	5,524,114
Granted	1,811,292	25.22	3,622,584
Vested (Note a)	(1,136,047)	16.78	(1,136,047)
Forfeited (Note b)	(1,523,590)	27.69	(1,527,990)
Adjustment upon final determination of level of performance goal achievement (Note c)			(1,747,586)
Outstanding as of June 30, 2017	2,923,783	$24.40	4,735,075
Expected to vest (Note d)	2,175,507

(a)	PUs that vested during the period were net settled upon vesting by issuing 731,701 shares (net of minimum statutory tax withholding).
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

As of June 30, 2017, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $30,005, which will be recognized over the weighted average remaining requisite vesting period of 2.3 years.

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

During the six months ended June 30, 2016 and 2017, 60,636 and 100,357 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the six months ended June 30, 2016 and 2017 was $188 and $273, respectively, and for the three months ended June 30, 2016 and 2017 was $102 and $132, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

During the six months ended June 30, 2016, the Company purchased 3,314,035 of its common shares on the open market at a weighted average price of $26.07 per share for an aggregate cash amount of $86,404. During the six months ended June 30, 2017, the Company made payments in an aggregate cash amount of $219,784 toward share repurchases. Of this amount, the Company paid (i) $19,784 to repurchase 808,293 of its common shares on the open market at a weighted average price of $24.48 per share, (ii) $160,000 to the Dealer for the initial delivery of 6,578,947 of its common shares under the ASR agreement at a weighted average price of $24.32 per share, and (iii) $40,000 to the Dealer for shares to be delivered at the final settlement of the transaction under the ASR agreement as described above. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2016 and June 30, 2017, $66 and $16, respectively, was deducted from retained earnings in direct costs related to share repurchases.

Dividend

In February 2017, the Company’s board of directors approved a dividend program under which the Company intends to pay a regular quarterly cash dividend of $0.06 per share to holders of its common shares, representing a planned annual dividend of $0.24 per share. On March 28, 2017 and June 28, 2017, the Company paid dividends of $0.06 per share, amounting to $11,957 and $11,558 in the aggregate, to shareholders of record as of March 10, 2017 and June 12, 2017, respectively.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 573,540 and 1,127,185 for the six months ended June 30, 2016 and 2017, respectively, and 830,000 and 1,251,323 for the three months ended June 30, 2016 and 2017, respectively.

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Net income available to Genpact Limited common shareholders	$65,670	$68,946	$124,463	$122,284
Weighted average number of common shares used in computing basic earnings per common share	210,178,050	191,469,593	210,479,108	195,269,561
Dilutive effect of stock-based awards	3,625,084	2,262,813	3,368,942	2,924,611
Weighted average number of common shares used in computing dilutive earnings per common share	213,803,134	193,732,406	213,848,050	198,194,172
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.31	$0.36	$0.59	$0.63
Diluted	$0.31	$0.36	$0.58	$0.62

19. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Personnel expenses	$264,969	$285,342	$518,997	$554,531
Operational expenses	106,953	119,589	214,495	222,305
Depreciation and amortization	11,833	10,362	23,111	21,794
	$383,755	$415,293	$756,603	$798,630

20. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Personnel expenses	$117,857	$122,686	$226,257	$245,255
Operational expenses	45,158	42,867	94,736	78,680
Depreciation and amortization	2,182	2,348	4,353	4,824
	$165,197	$167,901	$325,346	$328,759

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Other operating (income) expense	$(243)	$(2,628)	$(741)	$(7,028)
Provision for impairment of intangible assets	871	-	5,814	-
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(5,490)	1,713	(14,996)	(1,425)
Other operating (income) expense, net	$(4,862)	$(915)	$(9,923)	$(8,453)

22. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Interest income	$2,160	$863	$4,524	$1,994
Interest expense	(5,593)	(10,713)	(10,795)	(17,337)
Interest income (expense), net	$(3,433)	$(9,850)	$(6,271)	$(15,343)

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

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2017 to June 30, 2017:

2017
Opening balance at January 1	$23,467
Increase related to prior year tax positions, including recorded in acquisition accounting	515
Decrease related to prior year tax positions	(300)
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(661)
Effect of exchange rate changes	1,034
Closing balance at June 30	$24,055

The Company’s unrecognized tax benefits as of June 30, 2017 include an amount of $23,052, which, if recognized, would impact the effective tax rate. As of December 31, 2016 and June 30, 2017, the Company had accrued approximately $3,856 and $4,172, respectively, for interest relating to unrecognized tax benefits. During the year ended December 31, 2016 and the six months ended June 30, 2017, the company recognized approximately $(206) and $102, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2016 and June 30, 2017, the Company had accrued approximately $977 and $958, respectively, for penalties.

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

For the six months ended June 30, 2016 and 2017, the Company recognized net revenues of $168 and $187, respectively, and for the three months ended June 30, 2016 and June 30, 2017, the Company recognized net revenues of $89 and $104, respectively, from a client that is a significant shareholder of the Company.

For the six months ended June 30, 2016 and 2017, the Company recognized net revenues of $3,484 and $5,400, respectively, and for the three months ended June 30, 2016 and 2017, the Company recognized net revenues of $1,832 and $2,189, respectively, from a client that is a non-consolidating affiliate of the Company. $1,169 of this amount is receivable as of June 30, 2017.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the six months ended June 30, 2016 and 2017, cost of revenue includes an amount of $953 and $909, respectively, and for the three months ended June 30, 2016 and 2017, cost of revenue includes an amount of $455 and $335, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the six months ended June 30, 2016 and 2017, selling, general and administrative expenses include an amount of $127 and $148, respectively, and for the three months ended June 30, 2016 and 2017, selling, general and administrative expenses include an amount of $0 and $54, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the three and six months ended June 30, 2016 and 2017, the Company engaged a significant shareholder to provide certain services to the Company, the costs of which are included in selling, general and administrative expenses. For the six months ended June 30, 2016 and 2017, selling, general and administrative expenses include an amount of $15 and $45, respectively, and for the three months ended June 30, 2016 and 2017, selling, general and administrative expenses include an amount of $0 and $45, respectively.

 Investment in equity affiliates

During the six months ended June 30, 2017, the Company invested $496 in its non-consolidating affiliates.

During the three and six months ended June 30, 2017, the Company recorded charges of $28 and $2,849, respectively, related to an investment in one of its non-consolidating affiliates, which has been included in equity-method investment activity, net in the Company’s consolidated statement of income.

As of December 31, 2016 and June 30, 2017, the Company’s investments in its non-consolidating affiliates amounted to $4,800 and $809, respectively.

Others

During the six months ended June 30, 2016 and 2017, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $674 and $477, respectively, and for the three months ended June 30, 2016 and 2017, such cost reimbursements amounted to $345 and $239, respectively.

During the three and six months ended June 30, 2017, the Company made payments of $2,540 and $3,847, respectively, to one of its non-consolidating affiliates under a tax-sharing arrangement in the U.K. These amounts represent a portion of the non-

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

24. Related party transactions (Continued)

consolidated affiliate’s net operating losses surrendered to the Company under the tax sharing arrangement for the years 2015 and 2016. On June 30, 2017, this non-consolidating affiliate ceased to be a related party.

25. Commitments and contingencies

Capital commitments

As of December 31, 2016 and June 30, 2017, the Company has committed to spend $5,185 and $5,644, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,958 and $8,594 as of December 31, 2016 and June 30, 2017, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

Other commitments

The Company’s business process delivery centers in India are 100% export oriented units or Software Technology Parks of India (“STPI”) units under the STPI guidelines issued by the Government of India. These units are exempt from customs, central excise duties and levies on imported and indigenous capital goods, stores and spares. The Company has undertaken to pay custom duties, service taxes, levies and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores and spares consumed duty-free, in the event that certain terms and conditions are not fulfilled.

26. Subsequent Events

Acquisition

On July 18, 2017, the Company acquired all of the outstanding equity interest in Onsource LLC, a provider of digital inspection solutions for property and casualty insurers and their clients, for estimated cash consideration of $22,093, subject to adjustment for closing working capital and indebtedness. This acquisition will enhance the Company’s digital-led insurance service offerings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
•

fluctuations in currency exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Norwegian krone, Mexican peso, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Israeli new shekel, Colombian peso, Guatemalan quetzal, Macau pataca, Malaysian ringgit, Moroccan dirham and Canadian dollar;

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

In the quarter ended June 30, 2017, we had net revenues of $670.7 million, of which $607.5 million, or 90.6%, was from clients other than GE, which we refer to as Global Clients, with the remaining $63.2 million, or 9.4%, coming from GE.

Acquisitions

On April 13, 2017, we acquired 100% of the outstanding equity interest in RAGE Frameworks, Inc. (“RAGE”), a Delaware corporation. The preliminary estimated total purchase consideration for RAGE is $125.1 million, subject to adjustment for closing date working capital and indebtedness. This amount includes cash consideration of $124.1 million, net of cash acquired of $1.6 million, and a preliminary adjustment for working capital and indebtedness. As of June 30, 2017, we had paid the sellers total consideration of $125.8 million, resulting in a receivable of $0.5 million. This acquisition enhances our digital and artificial intelligence capabilities by adding knowledge-based automation technology and services. Goodwill arising from the acquisition amounted to $105.1 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the acquired digital and artificial intelligence capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations our existing operations.

On May 11, 2017, we acquired the instrument processing business of Fiserv Solutions of Australia Pty Limited. The preliminary estimated total purchase consideration is $19.0 million, subject to adjustment for closing date working capital, value transfer and net debt. This amount includes a preliminary adjustment for closing date working capital, value transfer and net debt. As of June 30, 2017, we had paid the sellers total consideration of $21.3 million, resulting in a receivable of $2.3 million. This acquisition expands our digital transformation and end-to-end capabilities for clients in the financial services industry. The acquisition also strengthens our financial services portfolio and expands our Australia footprint. Goodwill arising from the acquisition amounted to $5.4 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

On May 3, 2017, we acquired 100% of the outstanding equity interest in each of BrightClaim LLC, a Delaware limited liability company, BrightServe LLC, a Georgia limited liability company, National Vendor LLC, a Delaware limited liability company, and BrightClaim Blocker, Inc., a Delaware corporation (collectively referred to as “BrightClaim”). The preliminary estimated total purchase consideration for BrightClaim is $56.4 million, subject to adjustment for closing date working capital, outstanding company expenses and indebtedness. This amount includes cash consideration of $52.4 million, net of cash acquired of $4.0 million, and a preliminary adjustment for working capital and net debt. As of June 30, 2017, we had paid the sellers total consideration of $56.5 million, resulting in a receivable of $0.1 million. This acquisition enhances our breadth and depth of service offerings for clients in the insurance industry. Goodwill arising from the acquisition amounted to $42.6 million, which has been allocated to our India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

On February 15, 2017, we acquired 100% of the outstanding equity interest in LeaseDimensions, Inc. (“LeaseDimensions”), an Oregon corporation. The preliminary estimated total purchase consideration for LeaseDimensions is $11.6 million, subject to adjustment for closing date working capital and net debt. This amount includes the estimated fair value of the contingent earn-out consideration and cash consideration of $9.1 million, net of cash acquired of $0.2 million, and a preliminary adjustment for working capital and net debt. As of June 30, 2017, we had paid the sellers total consideration of $9.5 million, resulting in a receivable of $0.1 million. The purchase agreement between us and the sellers also provides for contingent earn-out consideration ranging from $0 to $3.0 million, payable by us to the sellers based on the future performance of LeaseDimensions relative to the thresholds specified in the earn-out calculation. This acquisition enhances our capabilities in commercial lending and leasing. Goodwill arising from the acquisition amounted to $8.3 million, which has been allocated to our Americas reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

On April 13, 2016, we acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), an Indian private limited company. The total purchase consideration we paid the sellers to acquire Endeavour was $14.8 million. This amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $10.3 million, net of cash acquired of $2.4 million, and an adjustment for working capital and net debt. Goodwill arising from the acquisition amounted to $8.9 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities in end-to-end mobility services, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for initial cash consideration of $2.6 million, subject to adjustment for working capital, transaction expenses and indebtedness. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities. The equity purchase agreement between us and the selling equity holders provides for contingent earn-out consideration of up to $20.0 million, payable by us to the selling equity holders based on the future performance of SSE relative to the thresholds specified in the earn-out calculation. Up to $9.8 million of the total potential earn-out consideration, representing the selling equity holders’ 49% interest in SSE, is payable by us to the selling equity holders only if either the put or call option, each as described below, is exercised. Goodwill arising from the acquisition amounted to $14.4 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The equity purchase agreement grants us a call option to purchase the remaining 49% equity interest in SSE, which option we have the right to exercise between January 1, 2018 and January 31, 2018. If we do not exercise our call option during such period, the selling equity holders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require us to purchase their 49% interest in SSE at a price ranging from $2.5 million to $3.0 million. The goodwill represents future economic benefits we expect to derive from our expanded presence in the sourcing and procurement consulting domains, operating synergies and other anticipated benefits of combining the acquired operations with our existing operations.

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

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2016 and 2017.

					Percentage Change
					Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2016	2017	2016	2017	2017 vs. 2016	2017 vs. 2016
	(dollars in millions)		(dollars in millions)
Net revenues—GE*	$95.7	$63.2	$191.2	$132.4	(33.9)%	(30.7)%
Net revenues—Global Clients*	534.9	607.5	1,049.0	1,161.2	13.6%	10.7%
Total net revenues	630.5	670.7	1,240.2	1,293.7	6.4%	4.3%
Cost of revenue	383.8	415.3	756.6	798.6	8.2%	5.6%
Gross profit	246.8	255.4	483.6	495.1	3.5%	2.4%
Gross profit margin	39.1%	38.1%	39.0%	38.3%
Operating expenses
Selling, general and administrative expenses	165.2	167.9	325.3	328.8	1.6%	1.0%
Amortization of acquired intangible assets	6.5	8.4	12.6	15.6	29.2%	23.7%
Other operating (income) expense, net	(4.9)	(0.9)	(9.9)	(8.5)	(81.2)%	(14.8)%
Income from operations	79.9	80.0	155.6	159.1	0.1%	2.3%
Income from operations as a percentage of net revenues	12.7%	11.9%	12.5	12.3%
Foreign exchange gains (losses), net	4.8	1.9	3.8	(3.0)	(60.2)%	(178.7)%
Interest income (expense), net	(3.4)	(9.9)	(6.3)	(15.3)	186.9%	144.7%
Other income (expense), net	0.5	12.5	1.4	13.0	2382.7%	844.3%
Income before equity-method investment activity, net and income tax expense	81.8	84.6	154.5	153.8	3.4%	(0.4)%
Equity-method investment activity, net	(2.1)	(0.0)	(4.2)	(4.6)	(99.6)%	8.2%
Income before income tax expense	79.7	84.6	150.3	149.3	6.1%	(0.7)%
Income tax expense	15.0	15.5	27.0	27.7	3.4%	2.8%
Net income	64.8	69.1	123.3	121.5	6.7%	(1.4)%
Net loss (income) attributable to redeemable non-controlling interest	0.9	(0.2)	1.2	0.7	(117.7)%	(36.6)%
Net income attributable to Genpact Limited common shareholders	$65.7	$68.9	$124.5	$122.3	5.0%	(1.8)%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	10.4%	10.3%	10.0%	9.5%

* At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Such reclassifications are reflected in the revenue results and growth rates presented in the table above.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Net revenues. Our net revenues were $670.7 million in the second quarter of 2017, up $40.2 million, or 6.4%, from $630.5 million in the second quarter of 2016. The growth in net revenues was driven primarily by an increase in business process outsourcing, or BPO, services, including our transformation services, and incremental revenue from acquisitions. Adjusted for foreign exchange, primarily the impact of changes in the values of the U.K. pound sterling, euro and Australian dollar against the U.S. dollar, our net revenues grew 7% compared to the second quarter of 2016 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and hedging gains/losses. Our average headcount increased by 4.6% to approximately 75,200 in the second quarter of 2017 from approximately 71,800 in the second quarter of 2016.

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Global Clients:
BPO services	$440.0	$510.9	16.1%
IT services	94.9	96.6	1.9
Total net revenues from Global Clients	$534.9	$607.5	13.6%
GE:
BPO services	70.5	45.4	(35.6)%
IT services	25.2	17.8	(29.3)
Total net revenues from GE	$95.7	$63.2	(33.9)%
Total net revenues from BPO services	510.5	556.2	9.0
Total net revenues from IT services	120.1	114.5	(4.7)
Total net revenues	$630.5	$670.7	6.4%

At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Additionally, at the end of 2016, we reclassified revenue from our acquisition of Endeavour from IT services to BPO revenue effective as of the date of the acquisition. Such reclassifications are reflected in the revenue results and growth rates presented below and in the table above. In addition, to provide a consistent view of the trends underlying our business, we are presenting below revenue results and growth rates adjusted to assume that all 2016 GE revenue reclassifications occurred on January 1, 2016.

Net revenues from Global Clients were $607.5 million in the second quarter of 2017, up $72.6 million, or 13.6%, from $534.9 million in the second quarter of 2016. This increase was primarily driven by growth in our targeted verticals, including consumer product goods, banking and financial services, insurance, life sciences, manufacturing and high tech. As a percentage of total net revenues, net revenues from Global Clients increased from 84.8% in the second quarter of 2016 to 90.6% in the second quarter of 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from Global Clients would have increased 11% year over year.

Net revenues from GE were $63.2 million in the second quarter of 2017, down $32.5 million, or 33.9%, from the second quarter of 2016. The decline in net revenues from GE was largely in line with expected decreases in services delivered to GE in the second quarter of 2017, largely due to dispositions of GE Capital businesses by GE in 2016. Net revenues from GE declined as a percentage of our total net revenues from 15.2% in the second quarter of 2016 to 9.4% in the second quarter of 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from GE would have decreased 26% year over year.

Net revenues from BPO services were $556.2 million, up $45.8 million, or 9.0%, from $510.5 million in the second quarter of 2016. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly core industry vertical operations services and finance and accounting services. Net revenues from IT services were $114.5 million in the second quarter of 2017, down $5.6 million, or 4.7%, from $120.1 million in the second quarter of 2016 due to a decline in revenues from GE, partially offset by marginal growth in revenue from Global Clients.

Net revenues from BPO services as a percentage of total net revenues increased to 82.9% in the second quarter of 2017 from 81.0% in the second quarter of 2016 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$265.0	$285.3	42.0%	42.5%
Operational expenses	107.0	119.6	17.0	17.8
Depreciation and amortization	11.8	10.4	1.9	1.5
Cost of revenue	$383.8	$415.3	60.9%	61.9%
Gross margin	39.1%	38.1%

Cost of revenue was $415.3 million in the second quarter of 2017, up $31.5 million, or 8.2%, from the second quarter of 2016. Wage inflation, an increase in our operational headcount and an increase in infrastructure expenses in the second quarter of 2017 compared to the second quarter of 2016 contributed to the increase in cost of revenue. The increase in cost of revenue was partially offset by improved operational efficiencies, lower travel expenses and favorable foreign exchange, primarily the impact of changes in the values of the Indian rupee and U.K. pound sterling against the U.S. dollar. Foreign exchange fluctuations cause gains and losses on our foreign currency hedges and have a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin decreased from 39.1% in the second quarter of 2016 to 38.1% in the second quarter of 2017 due to the factors described above as well as a change in our revenue mix.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 42.0% in the second quarter of 2016 to 42.5% in the second quarter of 2017. Personnel expenses in the second quarter of 2017 were $285.3 million, up $20.4 million, or 7.7%, from $265.0 million in the second quarter of 2016. Personnel expenses increased primarily due to wage inflation and an approximately 2,600-person, or 4.2%, increase in our operational headcount in the second quarter of 2017 compared to the second quarter of 2016. These increases were partially offset by favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 17.0% in the second quarter of 2016 to 17.8% in the second quarter of 2017. Operational expenses were $119.6 million, up $12.6 million, or 11.8%, from the second quarter of 2016. Operational expenses increased primarily due to an increase in infrastructure and IT expenses in the second quarter of 2016. The increase in operational expenses was partially offset by lower travel expenses and improved operational efficiencies in the second quarter of 2017 compared to the second quarter of 2016, and favorable foreign exchange.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues decreased from 1.9% in the second quarter of 2016 to 1.5% in the second quarter of 2017. Depreciation and amortization expenses as a component of cost of revenue were $10.4 million, down $1.5 million, or 12.4%, from the second quarter of 2016. This decrease was primarily due to an increase in fully depreciated assets since the second quarter of 2016, and favorable foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$117.9	$122.7	18.7%	18.3%
Operational expenses	45.2	42.9	7.2	6.4
Depreciation and amortization	2.2	2.3	0.3	0.4
Selling, general and administrative expenses	$165.2	$167.9	26.2%	25.0%

SG&A expenses as a percentage of total net revenues decreased from 26.2% in the second quarter of 2016 to 25.0% in the second quarter of 2017. SG&A expenses were $167.9 million, up $2.7 million, or 1.6%, from the second quarter of 2016. Wage inflation, higher infrastructure expenses, higher fees for professional services and ongoing investments in digital and domain capabilities all contributed to higher SG&A expenses in the second quarter of 2017 compared to the second quarter of 2016. This increase was partially offset by lower travel expenses, lower stock-based compensation expense and favorable foreign exchange, primarily the impact of changes in the values of the Indian rupee and U.K. pound sterling against the U.S. dollar in the second quarter of 2017 compared to the second quarter of 2016. Our sales and marketing expenses as a percentage of net revenues also decreased from 7.1% in the second quarter of 2016 to approximately 6.5% in the second quarter of 2017.

Personnel expenses. As a percentage of total net revenues, personnel expenses marginally decreased from 18.7% in the second quarter of 2016 to 18.3% in the second quarter of 2017. Personnel expenses as a component of SG&A expenses were $122.7 million, up $4.8 million, or 4.1%, from the second quarter of 2016. The increase is primarily due to wage inflation and ongoing investments in digital and domain capabilities in the second quarter of 2017 compared to the second quarter of 2016, partially offset by lower stock-based compensation expense, a 0.4% decrease in our sales-team personnel expenses and favorable foreign exchange.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 7.2% in the second quarter of 2016 to 6.4% in the second quarter of 2017. Operational expenses as a component of SG&A expenses were $42.9 million, down $2.3 million, or 5.1%, from the second quarter of 2016. This decrease is primarily due to reduced travel expenses and favorable foreign exchange, partially offset by higher infrastructure expenses and higher fees for professional services in the second quarter of 2017 compared to the second quarter of 2016.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues marginally increased from 0.3% in the second quarter of 2016 to 0.4% in the second quarter of 2017. Depreciation and amortization expenses as a component of SG&A expenses were $2.3 million, up $0.2 million, or 7.6%, from the second quarter of 2016. This marginal increase was primarily due to higher capital expenditure, partially offset by favorable foreign exchange.

Amortization of acquired intangibles. Non-cash charges on account of amortization of acquired intangibles were $8.4 million, up $1.9 million, or 29.2%, from the second quarter of 2016. This increase was primarily due to the amortization of intangibles acquired after the second quarter of 2016.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three Months Ended June 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Other operating (income) expense	$(0.2)	$(2.6)	981.5%
Provision for impairment of intangible assets	0.9	—	(100.0)
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(5.5)	1.7	(131.2)
Other operating (income) expense, net	$(4.9)	$(0.9)	(81.2)%
Other operating (income) expense, net as a percentage of total net revenues	(0.8)%	(0.1)%

Other operating income, net of expense, was $0.9 million in the second quarter of 2017, compared to $4.9 million in the second quarter of 2016, primarily due to a $1.7 million loss in the second quarter of 2017 compared to a $5.5 million gain in the second quarter of 2016 as a result of changes in the fair value of earn-out consideration payable in connection with certain acquisitions. We also recorded $2.6 million in other operating income in the second quarter of 2017 primarily as a result of writing back certain liabilities, compared to $0.2 million in other operating income in the second quarter of 2016. Additionally, we recorded a $0.9 million non-recurring charge in the second quarter of 2016 relating to a software intangible asset, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above. No such charge was recorded in the second quarter of 2017.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.7% in the second quarter of 2016 to 11.9% in the second quarter of 2017. Income from operations increased marginally by $0.1 million to $80.0 million in the second quarter of 2017 from $79.9 million in the second quarter of 2016.

Foreign exchange gains (losses), net. Foreign exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange gain of $1.9 million in the second quarter of 2017, down from $4.8 million in the second quarter of 2016. The gain in the second quarter of 2017 was primarily a result of the appreciation of the euro and the Australian dollar against the U.S. dollar during the quarter. The gain in the second quarter of 2016 was primarily a result of the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar during the quarter.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three Months Ended June 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Interest income	$2.2	$0.9	(60.0)%
Interest expense	(5.6)	(10.7)	91.5
Interest income (expense), net	$(3.4)	$(9.9)	186.9%
Interest income (expense), net as a percentage of total net revenues	(0.5)%	(1.5)%

Our net interest expense increased by $6.4 million in the second quarter of 2017 compared to the second quarter of 2016, primarily due to a $5.1 million increase in interest expense. The increase in interest expense is primarily due to (i) an increase in LIBOR resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, partially offset by gains on interest rate swaps in the second quarter of 2017 compared to the second quarter of 2016, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, (ii) higher drawdown on our revolving credit facility in the second quarter of 2017 compared to the second quarter of 2016, and (iii) $3.2 million in interest on the senior notes we issued in March 2017. Our interest income decreased by $1.3 million in the second quarter of 2017 compared to the second quarter of 2016 primarily due to lower account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt increased from 1.9% in the second quarter of 2016 to 2.9% in the second quarter of 2017, including interest on interest rate swaps.

Other income (expense), net. Our net other income was $12.5 million in the second quarter of 2017, up $12.0 million from $0.5 million in the second quarter of 2016. This increase is primarily due to a subsidy received by one of our Indian subsidiaries in the second quarter of 2017.

Equity-method investment activity, net. Equity-method investment activity, net represents our share of loss in our non-consolidated affiliates in the second quarter of 2016, which ceased to be our non-consolidating affiliate as of June 30, 2017.

Income tax expense. Our income tax expense was $15.5 million in the second quarter of 2017, up $0.5 million from $15.0 million in the second quarter of 2016 (as restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016), representing an effective tax rate of 18.3%, compared to 18.5% in the second quarter of 2016.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the profit or loss associated with the redeemable non-controlling interest in the operations of SSE, which we acquired in the first quarter of 2016. See Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues was 10.3% in the second quarter of 2017, down from 10.4% in the second quarter of 2016. Net income attributable to our common shareholders increased by $3.3 million from $65.7 million in the second quarter of 2016 to $68.9 million in the second quarter of 2017.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Net revenues. Our net revenues were $1,293.7 million in the first half of 2017, up $53.5 million, or 4.3%, from $1,240.2 million in the first half of 2016. The growth in net revenues was primarily driven by an increase in revenues from BPO services, including our transformation services, and incremental revenue from acquisitions. Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, the Australian dollar and U.K. pound sterling against the U.S. dollar, our net revenues grew 5% compared to the first half of 2016 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. Our average headcount increased by 5.8% to approximately 75,200 in the second half of 2017 from approximately 71,000 in the second half of 2016.

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Global Clients:
BPO services	$857.9	$973.2	13.4%
IT services	191.1	188.0	(1.6)
Total net revenues from Global Clients	$1,049.0	$1,161.2	10.7%
GE:
BPO services	141.6	94.3	(33.4)%
IT services	49.5	38.1	(23.0)
Total net revenues from GE	$191.2	$132.4	(30.7)%
Total net revenues from BPO services	999.6	1,067.5	6.8
Total net revenues from IT services	240.6	226.2	(6.0)
Total net revenues	$1,240.2	$1,293.7	4.3%

At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Additionally, at the end of 2016, we reclassified revenue from our acquisition of Endeavour from IT services to BPO revenue effective as of the date of the acquisition. Such reclassifications are reflected in the revenue results and growth rates presented below and in the table above. In addition, to provide a consistent view of the trends underlying our business, we are presenting below revenue results and growth rates adjusted to assume that all 2016 revenue reclassifications occurred on January 1, 2016.

Net revenues from Global Clients were $1,161.2 million in the first half of 2017, up $112.2 million, or 10.7%, from $1,049.0 million in the first half of 2016. This increase was primarily driven by growth in our targeted verticals, including banking and financial services, consumer product goods, life sciences, manufacturing, insurance and high tech. As a percentage of total net revenues, net revenues from Global Clients increased from 84.6% in the first half of 2016 to 89.8% in the first half of 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from Global Clients would have increased 8% year over year.

Net revenues from GE were $132.4 million in the first half of 2017, down $58.7 million, or 30.7%, from the first half of 2016. The decline in net revenues from GE was largely due to dispositions of GE Capital businesses by GE in 2016. Net revenues from GE declined as a percentage of our total net revenues from 15.4% in the first half of 2016 to 10.2% in the first half of 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from GE would have decreased 22% year over year.

Net revenues from BPO services were $1,067.5 million, up $67.9 million, or 6.8%, from $999.6 million in the first half of 2016. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly core industry vertical operations services and finance and accounting services. Net revenues from IT services were $226.2 million in the first half of 2017, down $14.5 million, or 6.0%, from $240.6 million in the first half of 2016 due to a decline in revenues from GE and IT services engagements from Global Clients in the capital markets industry.

Net revenues from BPO services as a percentage of total net revenues increased to 82.5% in the first half of 2017 from 80.6% in the first half of 2016 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$519.0	$554.5	41.8%	42.9%
Operational expenses	214.5	222.3	17.3	17.2
Depreciation and amortization	23.1	21.8	1.9	1.7
Cost of revenue	$756.6	$798.6	61.0%	61.7%
Gross margin	39.0%	38.3%

Cost of revenue was $798.6 million in the first half of 2017, up $42.0 million, or 5.6%, from the first half of 2016. Wage inflation, an increase in our operational headcount and an increase in infrastructure expenses contributed to a higher cost of revenue in the first half of 2017 compared to the first half of 2016. These increases were partially offset by improved operational efficiencies, lower travel expenses and favorable foreign exchange, primarily the impact of changes in the values of the Indian rupee and U.K. pound sterling against the U.S. dollar.

Our gross margin decreased from 39.0% in the first half of 2016 to 38.3% in the first half of 2017 due to the factors described above.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 41.8% in the first half of 2016 to 42.9% in the first half of 2017. Personnel expenses were $554.5 million in the first half of 2017, up $35.5 million, or 6.8%, from $519.0 million in the first half of 2016. The impact of wage inflation and an approximately 3,000-person, or 4.9%, increase in our operational headcount in the first half of 2017 compared to same period in 2016 contributed to higher personnel expenses. These increases were partially offset by lower stock-based compensation expense and favorable foreign exchange in the first half of 2017 compared to the first half of 2016.

Operational expenses. Operational expenses as a percentage of total net revenues marginally decreased from 17.3% in the first half of 2016 to 17.2% in the first half of 2017. Operational expenses were $222.3 million in the first half of 2017, up $7.8 million, or 3.6%, from the first half of 2016.  Higher infrastructure expenses contributed to the increase in operational expenses in the first half of 2017 compared to the first half of 2016. The increase in operational expenses was partially offset by improved operational efficiencies, lower travel expenses and favorable foreign exchange.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues marginally decreased from 1.9% in the first half of 2016 to 1.7% in the first half of 2017. Depreciation and amortization expenses were $21.8 million in the first half of 2017, down $1.3 million, or 5.7%, from the first half of 2016. This decrease was primarily due to an increase in fully depreciated assets since the first half of 2016 and favorable foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our SG&A expenses:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$226.3	$245.3	18.2%	19.0%
Operational expenses	94.7	78.7	7.6	6.1
Depreciation and amortization	4.4	4.8	0.4	0.4
Selling, general and administrative expenses	$325.3	$328.8	26.2%	25.4%

SG&A expenses as a percentage of total net revenues decreased from 26.2% in the first half of 2016 to 25.4% in the first half of 2017. SG&A expenses were $328.8 million in the first half of 2017, up $3.4 million, or 1.0%, from the first half of 2016. Higher personnel expenses, higher infrastructure expenses and investments in domain expertise and digital and analytics capabilities contributed to higher SG&A expenses in the first half of 2017 compared to the first half of 2016. These increases were partially offset by lower fees for professional services, lower travel expenses, a lower reserve for doubtful receivables and favorable foreign exchange, primarily the impact of changes in the values of the Indian rupee and U.K. pound sterling against the U.S. dollar. Our sales and marketing expenses as a percentage of total net revenues also decreased from approximately 7.2% from the first half of 2016 to approximately 6.4% in the first half of 2017.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 18.2% in the first half of 2016 to 19.0% in the first half of 2017. Personnel expenses as a component of SG&A expenses were $245.3 million in the first half of 2017, up $19.0 million, or 8.4%, from the first half of 2016. Wage inflation, investments in domain expertise and digital and analytics capabilities resulted in higher personnel costs as a component of SG&A expenses in the first half of 2017 compared to the first half of 2016. These increases were partially offset by favorable foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues decreased from 7.6% in the first half of 2016 to 6.1% in the first half of 2017. Operational expenses as a component of SG&A expenses were $78.7 million in the first half of 2017, down $16.1 million, or 16.9%, from the first half of 2016. This decrease is primarily due to lower fees for professional services, decreased travel expenses, a lower reserve for doubtful receivables and favorable foreign exchange in the first half of 2017 compared to the first half of 2016. This decrease was partially offset by higher infrastructure expenses.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4%, unchanged from the first half of 2016. Depreciation and amortization expenses were $4.8 million in the first half of 2017, up $0.5 million, or 10.8%, from the first half of 2016. This marginal increase was primarily due to higher capital expenditures, partially offset by favorable foreign exchange.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $15.6 million in the first half of 2017, up $3.0 million, or 23.7%, from the first half of 2016. This increase is primarily due to the amortization of intangibles acquired after the first half of 2016.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Six Months Ended June 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Other operating (income) expense	$(0.7)	$(7.0)	848.5%
Provision for impairment of intangible assets	5.8	—	(100.0)
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(15.0)	(1.4)	(90.5)
Other operating (income) expense, net	$(9.9)	$(8.5)	(14.8)%
Other operating (income) expense, net as a percentage of total net revenues	(0.8)%	(0.7)%

Other operating income, net of expenses, was $8.5 million in the first half of 2017, down $1.5 million from $9.9 million in the first half of 2016, primarily due to a $1.4 million gain in the first half of 2017 compared to a $15.0 million gain in the first half of 2016 as a result of changes in the fair value of earn-out consideration payable in connection with certain acquisitions. We also recorded $7.0 million in other operating income in the first half of 2017, primarily due to a gain on the sale of certain real property and as a result of writing back certain liabilities, compared to $0.7 million in other operating income in the first half of 2016. Additionally, we recorded a $5.8 million non-recurring charge in the first half of 2016 relating to intangible assets, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above. No such charge was recorded in the first half of 2017.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.5% in the first half of 2016 to 12.3% in the first half of 2017. Income from operations was $159.1 million in the first half of 2017, up $3.6 million from $155.6 million in the first half of 2016.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange loss of $3.0 million in the first half of 2017 compared to a net foreign exchange gain of $3.8 million in the first half of 2016, primarily due to the re-measurement of non-functional currency assets and liabilities and related foreign exchange contracts mainly resulting from the appreciation of the Indian rupee against the U.S.

dollar in the first half of 2017 compared to the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar in the first half of 2016.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Six Months Ended June 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Interest income	$4.5	$2.0	(55.9)%
Interest expense	(10.8)	(17.3)	60.6
Interest income (expense), net	$(6.3)	$(15.3)	144.7%
Interest income (expense), net as a percentage of total net revenues	(0.5)%	(1.2)%

Our net interest expense was $15.3 million in the first half of 2017, up $9.1 million from $6.3 million in the first half of 2016, primarily due to a $6.5 million increase in interest expense in the first half of 2017 compared to the first half of 2016. The $6.5 million increase in interest expense is primarily due to (i) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility in the first half of 2017 compared to the first half of 2016, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, (ii) higher drawdown on our revolving credit facility in the first half of 2017 compared to the first half of 2016, and (iii) $3.4 million in interest on the senior notes we issued in March 2017. Our interest income decreased by $2.5 million in the first half of 2017 compared to the first half of 2016 primarily due to lower account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt increased from 1.8% in the first half of 2016 to 2.7% in the first half of 2017.

Other income (expense), net. Our net other income was $13.0 million in the first half of 2017, up $11.7 million from $1.4 million in the first half of 2016. This increase is primarily due to a subsidy received by one of our Indian subsidiaries in the first half of 2017.

Equity-method investment activity, net. Equity-method investment activity, net represents our share of loss in a non-consolidated affiliate, which ceased to be a non-consolidating affiliate as of June 30, 2017.

Income tax expense. Our income tax expense was $27.7 million in the first half of 2017, up $0.7 million from $27.0 million in the first half of 2016 (as restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016), representing an effective tax rate of 18.5% in the first half of 2017, up from 17.8% in the first half of 2016. The increase in our effective tax rate is primarily due to certain special economic zone units in India becoming partially taxable, partly offset by certain discrete items.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the profit or loss associated with the redeemable non-controlling interest in the operations of SSE in the first half of 2016, which we discuss in Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of net revenues decreased from 10.0% in the first half of 2016 to 9.5% in the first half of 2017. Net income attributable to our common shareholders was $122.3 million in the first half of 2017, down $2.2 million from $124.5 million in the first half of 2016.

Liquidity and Capital Resources

     Overview

Information about our financial position as of December 31, 2016 and June 30, 2017 is presented below:

	As of December 31, 2016	As of June 30, 2017	Percentage Change Increase/(Decrease)
	(dollars in millions)		2017 vs. 2016
Cash and cash equivalents	$422.6	$441.1	4.4%
Short-term borrowings	160.0	205.0	28.1
Long-term debt due within one year	39.2	39.2	0.1
Long-term debt other than the current portion	698.2	1,026.0	47.0
Genpact Limited total shareholders’ equity	$1,286.6	$1,258.4	(2.2)%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. As of June 30, 2017, the amount outstanding under the notes, net of debt amortization expense of $2.5 million, was $347.5 million, which is payable on April 1, 2022. We will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. For additional information, see Note 12—“Long-term debt” under Part I, Item 1—“Financial Statements” above.

In February 2017, our board of directors approved a dividend program under which we intend to pay a regular quarterly cash dividend of $0.06 per share to holders of our common shares, representing a planned annual dividend of $0.24 per share. On March 28, 2017 and June 29, 2017, we paid dividends of $0.06 per share, amounting to $12.0 million and $11.6 million in the aggregate, to shareholders of record as of March 10, 2017 and June 12, 2017, respectively.

As of June 30, 2017, $430.8 million of our $441.1 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $19.8 million of this cash was held by a foreign subsidiary for which we expect to incur a tax liability and have accordingly accrued a deferred tax liability on the repatriation of $15.3 million of retained earnings. $94.5 million of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation. We currently intend to permanently reinvest the remaining $316.5 million in cash and cash equivalents held by certain of our foreign subsidiaries.

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

During the six months ended June 30, 2016, we purchased 3,314,035 of our common shares on the open market at a weighted average price of $26.07 per share for an aggregate cash amount of $86.4 million. During the six months ended June 30, 2017, we made payments in an aggregate cash amount of $219.8 million toward share repurchases. Of this amount, we paid (i) $19.8 million to repurchase 808,293 of our common shares on the open market at a weighted average price of $24.48 per share, (ii) $160.0 million for the initial delivery of 6,578,947 of our common shares under the ASR agreement at a weighted average price of $24.32 per share, and (iii) $40.0 million for shares to be delivered to us at the final settlement of the transaction under the ASR agreement as described above. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Net cash provided by (used for):
Operating activities	$85.9	$115.3	34.3%
Investing activities	(63.3)	(245.4)	287.8
Financing activities	(58.6)	127.9	(318.5)
Net increase (decrease) in cash and cash equivalents	$(35.9)	$(2.1)	(94.0)%

Cash flows from operating activities. Net cash generated from operating activities was $115.3 million in the six months ended June 30, 2017, compared to net cash generated from operating activities of $85.9 million in the six months ended June 30, 2016. This increase is primarily due to improvements in net operating assets and liabilities in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mainly driven by reduced days sales outstanding and lower tax payments.

Cash flows from investing activities. Our net cash used for investing activities was $245.4 million in the six months ended June 30, 2017, up $182.1 million from the six months ended June 30, 2016. This increase was primarily due to a $195.5 million increase in payments related to acquisitions consummated in the first half of 2017 compared to the first half of 2016. For additional information, see Note 3—“Business Acquisitions” under Part I, Item 1—“Financial Statements” above. This increase was partially offset by an $8.6 million reduction in payments for purchases of property, plant and equipment (net of sales proceeds) in the first half of 2017 compared to the first half of 2016. Additionally, investments we made in a non-consolidated affiliate, which ceased to be a non-consolidating affiliate as of June 30, 2017, were $4.8 million lower in the first half of 2017 than in the first half of 2016.

Cash flows from financing activities. Our net cash generated from financing activities was $127.9 million in the six months ended June 30, 2017, compared to net cash used for financing activities of $58.6 million in the six months ended June 30, 2016. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. We also repaid $20.0 million in long-term debt payments in the first half of 2017 and 2016. We had net proceeds from short-term borrowings of $45.0 million in the first half of 2017 compared to net proceeds from short-term borrowings of $38.5 million in the first half of 2016. For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above. Additionally, proceeds in connection with the issuance of common shares under stock-based compensation plans (net of payments) were $0.1 million in the first half of 2017 compared to $11.4 million in the first half of 2016. In the first half of 2017, we paid cash dividends in an aggregate amount of $23.5 million. No dividends were paid in the first half of 2016. Payments for share repurchases were $219.8 million in the first half of 2017 compared to $86.4 million in the first half of 2016.

Financing Arrangements

In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2016 and June 30, 2017, our outstanding term loan debt, net of debt amortization expense of $2.7 million and $2.3 million, respectively, was $737.3 million and $717.8 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2016 and June 30, 2017, the limits available under such facilities were $15.4 million and $14.9 million, respectively, of which $11.0 million and $7.6 million was utilized, constituting non-funded drawdown. As of December 31, 2016 and June 30, 2017, a total of $161.0 million and $206.0 million, respectively, of our revolving credit facility was utilized, of which $160.0 million and $205.0 million, respectively, constituted funded drawdown and $1.0 million constituted non-funded drawdown in both periods.

In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348.5 million and an underwriting fee of approximately $1.5 million. In addition, there were other debt issuance related costs of $1.1 million of which $0.2 million is unpaid as of June 30, 2017. The total debt issuance cost of $2.6 million incurred in connection with the offering of the notes is being amortized over the life of the notes as additional interest expense. As of June 30, 2017, the amount outstanding under the notes, net of debt amortization expense of $2.5 million, was $347.5 million, which is payable on April 1, 2022 when the notes mature. For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2017:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,184.3	$71.8	$740.4	$372.1	$—
— Principal payments	1,066.8	39.2	678.5	349.1	—
— Interest payments*	117.5	32.6	61.9	23.0	—
Short-term borrowings	206.4	206.4	—	—	—
— Principal payments	205.0	205.0	—	—	—
— Interest payments**	1.4	1.4	—	—	—
Capital leases	6.3	2.6	2.9	0.8	—
— Principal payments	5.1	1.8	2.6	0.7	—
— Interest payments	1.2	0.8	0.3	0.1	—
Operating leases	183.3	38.6	60.2	42.7	41.8
Purchase obligations	31.5	22.1	9.1	0.3	—
Capital commitments net of advances	5.6	5.6	—	—	—
Earn-out consideration	25.8	8.0	14.9	2.9	—
— Reporting date fair value	23.2	7.8	12.8	2.6	—
— Interest	2.6	0.2	2.1	0.3	—
Other liabilities	31.6	21.0	9.7	0.9	—
Total contractual obligations	$1,674.8	$376.1	$837.2	$419.7	$41.8

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of June 30, 2017, which excludes the impact of interest rate swaps. Interest payments on long-term debt include interest on our senior notes due 2022 at a rate of 3.70% per annum, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of June 30, 2017 and our expectation for the repayment of such debt.

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

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Subsequently, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” in March 2016, ASU No. 2016-10, “Identifying performance obligations and licensing,” in April 2016, and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” in December 2016, which amend and clarify ASU 2014-09. These ASUs will be effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018, and allow for both retrospective and prospective adoption. We performed an initial assessment of the impact of the ASU and developed a transition plan, including necessary changes to policies, processes, and internal controls as well as system enhancements to generate the information necessary for the new disclosures. The project is on schedule for adoption on January 1, 2018 and we will apply the cumulative effect method as our transition approach. We expect revenue recognition across our portfolio of services to remain largely unchanged, however there may be an impact on the timing of recognition of contract costs. We are evaluating the full impact of this transition on other areas. Based on the analysis completed to date, we do not currently anticipate that the ASU will have a material impact on consolidated revenue in our Consolidated Financial Statements. Our preliminary assessments are subject to change.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” The new guidance is intended to reduce diversity in how certain transactions are classified in the statement of cash flows. The ASU is effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018. Early adoption is permitted. We do not expect the adoption of this update to have a material impact on our consolidated results of operations, cash flows, financial position or disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” The ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. In addition, the ASU requires entities to disclose the modifications even if modification accounting is not required. The ASU is effective for us beginning January 1, 2018, including interim periods in our fiscal year 2018. Early adoption is permitted. We are in the process of assessing the impact of this ASU on our consolidated results of operations, cash flows, financial position and disclosures.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2017, we were party to interest rate swaps covering a total notional amount of $444.5 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 1.20%.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarterly period ended June 30, 2017, management excluded an evaluation of the internal controls over financial reporting in respect of any acquisition made in the six months ended June 30, 2017. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of acquisitions consummated during such period.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2017 and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016, in our Quarterly Report on Form 10-Q for the period ended March 31, 2017 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and June 30, 2017, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2016 and June 30, 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2016 and June 30, 2017, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest for the six months ended June 30, 2016 and June 30, 2017, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2017, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2017

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and June 30, 2017, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2016 and June 30, 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2016 and June 30, 2017, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest for the six months ended June 30, 2016 and June 30, 2017, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2017, and (vi) Notes to the Consolidated Financial Statements.