Form 10-Q
period 2017-09-30
Genpact LTD
filed 2017-11-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2017

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of October 27, 2017 was 193,042,398.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2016	As of September 30, 2017
Assets
Current assets
Cash and cash equivalents	4	$422,623	$440,055
Accounts receivable, net	5	615,265	670,692
Prepaid expenses and other current assets	8	189,149	243,867
Total current assets		$1,227,037	$1,354,614

Property, plant and equipment, net	9	193,218	205,623
Deferred tax assets	23	70,143	75,273
Investment in equity affiliates	24	4,800	833
Intangible assets, net	10	78,946	138,215
Goodwill	10	1,069,408	1,315,312
Other assets		242,328	260,021
Total assets		$2,885,880	$3,349,891

Liabilities and equity
Current liabilities
Short-term borrowings	11	$160,000	$160,000
Current portion of long-term debt	12	39,181	39,224
Accounts payable		9,768	16,858
Income taxes payable	23	24,159	66,328
Accrued expenses and other current liabilities	13	498,247	540,743
Total current liabilities		$731,355	$823,153

Long-term debt, less current portion	12	698,152	1,016,371
Deferred tax liabilities	23	2,415	7,210
Other liabilities	14	162,790	184,965
Total liabilities		$1,594,712	$2,031,699

Redeemable non-controlling interest		4,520	3,839
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 198,794,052 and 193,033,898 issued and outstanding as of December 31, 2016 and September 30, 2017, respectively		1,984	1,926
Additional paid-in capital		1,384,468	1,369,392
Retained earnings		358,121	338,349
Accumulated other comprehensive income (loss)		(457,925)	(395,314)
Total equity		$1,286,648	$1,314,353
Commitments and contingencies	25
Total liabilities, redeemable non-controlling interest and equity		$2,885,880	$3,349,891

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2016 (1)	2017	2016 (1)	2017
Net revenues		$648,783	$708,824	$1,889,009	$2,002,516
Cost of revenue	19, 24	392,432	429,191	1,149,035	1,227,821
Gross profit		$256,351	$279,633	$739,974	$774,695
Operating expenses:
Selling, general and administrative expenses	20, 24	156,969	172,095	482,315	500,854
Amortization of acquired intangible assets	10	7,126	10,151	19,764	25,780
Other operating (income) expense, net	21	5,132	(64)	(4,791)	(8,517)
Income from operations		$87,124	$97,451	$242,686	$256,578
Foreign exchange gains (losses), net		(654)	5,045	3,156	2,045
Interest income (expense), net	22	(4,901)	(8,724)	(11,172)	(24,067)
Other income (expense), net		5,791	(4,030)	7,172	9,011
Income before equity-method investment activity, net and income tax expense		$87,360	$89,742	$241,842	$243,567
Equity-method investment activity, net		(2,117)	—	(6,336)	(4,567)
Income before income tax expense		$85,243	$89,742	$235,506	$239,000
Income tax expense	23	17,055	16,581	44,026	44,297
Net income		$68,188	$73,161	$191,480	$194,703
Net loss attributable to redeemable non-controlling interest		734	584	1,905	1,326
Net income attributable to Genpact Limited shareholders		$68,922	$73,745	$193,385	$196,029
Net income available to Genpact Limited common shareholders	18	$68,922	$73,745	$193,385	$196,029
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.33	$0.38	$0.93	$1.01
Diluted		$0.33	$0.38	$0.91	$0.99
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		206,146,007	192,124,366	209,034,741	194,221,162
Diluted		209,376,683	194,947,699	212,357,594	197,112,014

(1) Income taxes, net income and basic and diluted net income per common share for the three and nine months ended September 30, 2016 have been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended September 30,				Nine months ended September 30,
	2016 (1)		2017		2016 (1)		2017
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest
Net Income (loss)	$68,922	$(734)	$73,745	$(584)	$193,385	$(1,905)	$196,029	$(1,326)
Other comprehensive income:
Currency translation adjustments	11,224	14	(4,185)	(256)	(8,614)	53	67,527	(334)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	19,772	—	(14,874)	—	18,187	—	(5,627)	—
Retirement benefits, net of taxes	561	—	369	—	701	—	711	—
Other comprehensive income (loss)	$31,557	$14	$(18,690)	$(256)	$10,274	$53	$62,611	$(334)
Comprehensive income (loss)	$100,479	$(720)	$55,055	$(840)	$203,659	$(1,852)	$258,640	$(1,660)

(1) Net income for the three months and nine months ended September 30, 2016 have been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares		Additional Paid-	Retained	Other Comprehensive	Total	Redeemable non-controlling
	No. of Shares	Amount	in Capital (1)	Earnings (1)	Income (Loss)	Equity	interest
Balance as of January 1, 2016	211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356	$—
Issuance of common shares on exercise of options (Note 16)	655,717	7	10,348	—	—	10,355	—
Issuance of common shares under the employee stock purchase plan (Note 16)	105,856	1	2,452	—	—	2,453	—
Net settlement on vesting of restricted share units (Note 16)	120,307	1	(462)	—	—	(461)	—
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—	—
Stock repurchased and retired (Note 17)	(9,615,323)	(96)	—	(242,456)	—	(242,552)	—
Deferred tax assets recognized on early adoption of ASU 2016-09	—	—	—	24,912	—	24,912	—
Expenses related to stock purchase (Note 17)	—	—	—	(192)	—	(192)	—
Stock-based compensation expense (Note 16)	—	—	18,344	—	—	18,344	—
Acquisition of redeemable non controlling interest	—	—	—	—	—	-	3,910
Comprehensive income:
Net income	—	—	—	193,385	—	193,385	(1,905)
Other comprehensive income	—	—	—	—	10,274	10,274	53
Balance as of September 30, 2016	202,738,869	$2,024	$1,372,704	$387,157	$(441,011)	$1,320,874	$2,058

(1) Net income, additional paid-in capital and retained earnings for the three and nine months ended September 30, 2016 have been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares		Additional Paid-	Retained	Other Comprehensive	Total	Redeemable non-controlling
	No. of Shares	Amount	in Capital	Earnings	Income (Loss)	Equity	interest
Balance as of January 1, 2017	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520
Issuance of common shares on exercise of options (Note 16)	641,900	6	9,237	—	—	9,243	—
Issuance of common shares under the employee stock purchase plan (Note 16)	150,265	2	3,589	—	—	3,591	—
Net settlement on vesting of restricted share units (Note 16)	103,220	1	(358)	—	—	(357)	—
Net settlement on vesting of performance units (Note 16)	731,701	7	(9,946)	—	—	(9,939)	—
Stock repurchased and retired (Note17)	(7,387,240)	(74)	(40,000)	(179,710)	—	(219,784)	—
Expenses related to stock purchase (Note 17)	—	—	—	(16)	—	(16)	—
Stock-based compensation expense (Note 16)	—	—	22,402	—	—	22,402	—
Change in fair value of redeemable non-controlling interest	—	—	—	(979)	—	(979)	979
Comprehensive income:
Net income	—	—	—	196,029	—	196,029	(1,326)
Other comprehensive income	—	—	—	—	62,611	62,611	(334)
Dividend (Note 17)	—	—	—	(35,096)	—	(35,096)	-
Balance as of September 30, 2017	193,033,898	$1,926	$1,369,392	$338,349	$(395,314)	$1,314,353	$3,839

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2016 (1)	2017
Operating activities
Net income attributable to Genpact Limited shareholders	$193,385	$196,029
Net loss attributable to redeemable non-controlling interest	(1,905)	(1,326)
Net income	$191,480	$194,703
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	40,366	42,271
Amortization of debt issuance costs	1,150	1,382
Amortization of acquired intangible assets	19,764	25,780
Intangible assets write-down	11,195	—
Reserve for doubtful receivables	7,307	4,871
Unrealized loss (gain) on revaluation of foreign currency asset/liability	1,304	(9,296)
Equity-method investment activity, net	6,336	4,567
Stock-based compensation expense	18,344	22,402
Deferred income taxes	20,729	(4,589)
Gain on divestiture	(5,214)	—
Provision for expected loss on divestiture	—	5,195
Others, net	29	(5,261)
Change in operating assets and liabilities:
Increase in accounts receivable	(33,760)	(30,687)
Increase in prepaid expenses, other current assets and other assets	(64,252)	(56,230)
Decrease in accounts payable	(397)	(462)
Increase/(decrease) in accrued expenses, other current liabilities and other liabilities	(14,797)	27,723
Increase in income taxes payable	36,420	41,324
Net cash provided by operating activities	$236,004	$263,693
Investing activities
Purchase of property, plant and equipment & intangibles	(64,441)	(56,460)
Proceeds from sale of property, plant and equipment	334	1,648
Investment in equity affiliates	(7,519)	(496)
Payment for business acquisitions, net of cash acquired	(41,558)	(277,549)
Proceeds from divestiture of business, net of cash divested	17,582	—
Net cash used for investing activities	$(95,602)	$(332,857)
Financing activities
Repayment of capital lease obligations	(1,344)	(2,199)
Payment of debt issuance costs	—	(1,481)
Proceeds from long-term debt	—	350,000
Repayment of long-term debt	(30,000)	(30,000)
Proceeds from short-term borrowings	155,000	275,000
Repayment of short-term borrowings	(61,500)	(275,000)
Proceeds from issuance of common shares under stock-based compensation plans	12,808	12,834
Payment for net settlement of stock-based awards	(461)	(10,296)
Payment of earn-out/deferred consideration	(1,406)	(6,219)
Dividend paid	—	(35,096)
Payment for stock purchased and retired	(242,552)	(219,784)
Payment for expenses related to stock purchase	(192)	(16)
Net cash provided by (used for) financing activities	$(169,647)	$57,743
Effect of exchange rate changes	(2,570)	28,853
Net increase (decrease) in cash and cash equivalents	(29,245)	(11,421)
Cash and cash equivalents at the beginning of the period	450,907	422,623
Cash and cash equivalents at the end of the period	$419,092	$440,055
Supplementary information
Cash paid during the period for interest	$13,267	$23,414
Cash paid during the period for income taxes	$40,294	$46,935
Property, plant and equipment acquired under capital lease obligations	$1,667	$1,944

(1) Income taxes, net income and cash flows for the nine months ended September 30, 2016 have been restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm focused on driving digital-led innovation and running digitally-enabled intelligent operations for its clients. Guided by its experience running thousands of processes for hundreds of Fortune 500 clients since its founding, the Company strives to help its clients achieve their operational goals by applying its industry expertise, proprietary digital technology and analytics. The Company employs over 77,000 people in more than 20 countries.

 Prior to December 30, 2004, the business of the Company was conducted through various entities and divisions of GE. On December 30, 2004, GE transferred such operations to the Company. In August 2007, the Company completed an initial public offering of its common shares. On October 25, 2012, Glory Investments A Limited (“Glory Investments”), formerly known as South Asia Private Investments, an affiliate of Bain Capital Investors, LLC, became the Company’s largest shareholder when, together with its affiliated assignees and two additional co-investors, it purchased 67,750,678 common shares of the Company from the Company’s initial investors.  On August 18, 2017, Glory Investments and its affiliated assignees, together with one of its co-investors, sold 10,000,000 common shares of the Company in an underwritten public offering. The Company did not receive any proceeds from the offering.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 15% and 11% of receivables as of December 31, 2016 and September 30, 2017, respectively. GE accounted for 15% and 10% of total revenue for the nine months ended September 30, 2016 and 2017, respectively, and 17% and 10% of total revenue for the three months ended September 30, 2016 and 2017, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(e) Recently issued accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for impact on the Company’s consolidated financial statements.

The Company has adopted the following recently released accounting standard:

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the requirement for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in income tax expense or in additional paid-in capital. In the quarter ended December 31, 2016, the Company elected to early adopt ASU 2016-09 effective January 1, 2016 and will continue to apply ASU 2016-09 using a modified retrospective approach. The treatment of forfeitures has not changed as the Company is electing to continue its current process of estimating the number of forfeitures. With the early adoption of ASU 2016-09, the Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted. As a result, the Company’s income taxes, net income, cash flows, retained earnings, additional paid-in capital, and basic and diluted net income per common share for corresponding periods in 2016 have been restated due to the adoption of ASU No. 2016-09.

In addition, the Company has adopted the following recently released accounting standards. Adoption of these standards did not have a material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures:

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The following recently released accounting standards have not yet been adopted by the Company:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Subsequently, the FASB issued ASU No. 2017-13, in September 2017, ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” in March 2016, ASU No. 2016-10, “Identifying performance obligations and licensing,” in April 2016, and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” in December 2016, which amend and clarify ASU 2014-09. These ASUs will be effective for the Company beginning January 1, 2018, including interim periods in the fiscal year 2018, and allow for both retrospective and prospective adoption. The Company has performed an initial assessment of the impact of the ASU and developed a transition plan, including necessary changes to policies, processes, and internal controls as well as system enhancements to generate the information necessary for the new disclosures. The implementation plan is on schedule for adoption on January 1, 2018 and the Company will apply the cumulative effect method as its transition approach. The Company expects revenue recognition across the portfolio of services to remain largely unchanged, however there would be an impact on the timing of recognition of certain contract costs, which would now be amortized over the contract period as against being previously expensed off. Based on the analysis completed to date, the Company does not currently expect that the ASU will have a material impact on consolidated revenue in its Consolidated Financial Statements. Company’s preliminary assessments are subject to change.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” The new guidance eliminates the exception for deferment of tax recognition until the transferred asset is sold to a third party or otherwise recovered through use for all intra-entity sales of assets other than inventory. The ASU is effective for the Company beginning January 1, 2018, including interim periods in the fiscal year 2018. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new guidance revises the definition of a business. The definition of a business affects many areas of accounting (e.g., acquisitions, disposals, goodwill impairment, consolidation). The ASU is effective for the Company beginning January 1, 2018, including interim periods in the fiscal year 2018. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The ASU is effective for the Company beginning January 1, 2018, including interim periods in the fiscal year 2018. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The amendment expands an entity’s ability to hedge accounting to non-financial and financial risk components and requires changes in fair value of hedging instruments to be presented in the same income statement line as the hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. The ASU must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. The ASU is effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

(f) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period. The impact of such reclassifications on the consolidated financial statements is not material.

3. Business acquisitions

Certain acquisitions

(a) TandemSeven, Inc.

On September 5, 2017, the Company acquired 100% of the outstanding equity interest in TandemSeven, Inc. (“TandemSeven”), a Massachusetts corporation, for estimated total purchase consideration of $35,720, subject to adjustment for closing date working capital and indebtedness. This amount includes cash consideration of $31,866, net of cash acquired of $3,854, and a preliminary adjustment for working capital and indebtedness. In addition, the Company is evaluating certain tax positions, which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. As of September 30, 2017, the total consideration paid by the Company to the sellers was $34,806, resulting in a payable of $914. TandemSeven’s focus on improving the design of customer experiences complements the Company’s existing capabilities aimed at transforming clients’ processes end-to-end.

In connection with the acquisition of TandemSeven, the Company recorded $2,000 in customer-related intangibles, $1,700 in marketing-related intangibles and $800 in technology-related intangible assets, which have a weighted average amortization period of two years. Goodwill arising from the acquisition amounted to $25,298, which has been allocated to the Company’s India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired design expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $932 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $7,388 and assumed certain liabilities amounting to $1,206. The Company also recognized a net deferred tax liability of $260. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b) OnSource, LLC

On July 18, 2017, the Company acquired 100% of the outstanding equity interest in OnSource, LLC (“OnSource”), a Massachusetts limited liability company, for estimated total purchase consideration of $22,996, subject to adjustment for closing date working capital, indebtedness and certain transaction expenses incurred by OnSource in connection with closing. This amount includes cash consideration of $22,959, net of cash acquired of $37, and a preliminary adjustment for working capital and net debt. The total consideration paid by the Company to the sellers is $23,043, resulting in a receivable of $47, which is outstanding as of September 30, 2017. This acquisition brings digital capabilities to the Company’s insurance service offerings.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

In connection with the acquisition of OnSource, the Company recorded $794 in customer-related intangibles, $936 in marketing-related intangibles and $1,150 in technology-related intangibles, which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounted to $19,729, which has been allocated to the Company’s India reporting unit and is deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $1,334 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $1,180 and assumed certain liabilities amounting to $793. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(c) IT business of Birlasoft

          On July 18, 2017, the Company acquired from Birlasoft (India) Limited, a company incorporated under the Indian Companies Act, 1956, Birlasoft Inc., a Delaware corporation, and Birlasoft (UK) Limited, a company incorporated in England and Wales (collectively referred to as “Birlasoft”) certain assets comprising a portion of Birlasoft’s IT business. The total purchase consideration paid by the Company to Birlasoft is $16,309. This acquisition expands the Company’s end-to-end capabilities for its clients in the healthcare and aviation industries.

In connection with the transaction, the Company recorded $8,600 in customer-related intangibles, which have a weighted average amortization period of three years. Goodwill arising from the acquisition amounted to $9,671, which has been allocated to the Company’s IT services reporting unit and is deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $97 have been included in selling, general and administrative expenses as incurred. Through this transaction, the Company has acquired assets with a value of $1,381 and assumed liabilities amounting to $3,343. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(d) Image processing business of Fiserv Solutions of Australia Pty Ltd.

          On May 11, 2017, the Company acquired the image processing business of Fiserv Solutions of Australia Pty Limited for estimated total purchase consideration of $18,990, subject to adjustment for closing date working capital, value transfer and net debt. This amount includes a preliminary adjustment for closing date working capital, value transfer and net debt. As of September 30, 2017, the total consideration paid by the Company to the sellers is $21,301, resulting in a receivable of $2,311. This acquisition strengthens the Company’s financial services portfolio and expands its Australia footprint.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(e) BrightClaim LLC and associated companies

On May 3, 2017, the Company acquired 100% of the outstanding equity interest in each of BrightClaim LLC, a Delaware limited liability company, BrightServe LLC, a Georgia limited liability company, National Vendor LLC, a Delaware limited liability company, and BrightClaim Blocker, Inc., a Delaware corporation (collectively referred to as “BrightClaim”) for total purchase consideration of $56,461, subject to adjustment for closing date working capital, indebtedness and certain transaction expenses incurred by BrightClaim in connection with closing. This amount includes cash consideration of $52,395, net of cash acquired of $4,002, and an adjustment for working capital and net debt. The total consideration paid by the Company to the sellers is $56,496. This acquisition enhances the Company’s breadth and depth of service offerings for clients in the insurance industry. During the quarter ended September 30, 2017, the Company recorded measurement period adjustments that resulted in a $64 increase in the purchase consideration as a result of an adjustment to closing date working capital and net debt. The adjustments included an increase of $156 in assets acquired, an increase of $156 in liabilities assumed and a corresponding impact on goodwill of $64. This resulted in a receivable of $35, which is outstanding as of September 30, 2017.  These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows.

In connection with the acquisition of BrightClaim, the Company recorded $8,000 in customer-related intangibles, $3,200 in marketing-related intangibles, $2,200 in technology-related intangibles and $200 in other intangibles, which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounted to $42,638, which has been allocated to the Company’s India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $1,563 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $10,367, assumed certain liabilities amounting to $7,415, and recognized a net deferred tax liability of $2,728. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(f) RAGE Frameworks, Inc.

On April 13, 2017, the Company acquired 100% of the outstanding equity interest in RAGE Frameworks, Inc. (“RAGE”), a Delaware corporation, for estimated total consideration of $125,089, subject to adjustment for closing date working capital and indebtedness. This amount includes cash consideration of $124,149, net of cash acquired of $1,605, and a preliminary adjustment for working capital and indebtedness. In addition, the Company is evaluating certain tax positions which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. As of September 30, 2017, the total consideration paid by the Company to the sellers was $125,754, resulting in a receivable of $548. This acquisition enhances the Company’s digital and artificial intelligence capabilities by adding knowledge-based automation technology and services.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(g) LeaseDimensions, Inc.

           On February 15, 2017, the Company acquired 100% of the outstanding equity interest in LeaseDimensions, Inc. (“LeaseDimensions”), an Oregon corporation, for estimated total consideration of $11,626, subject to adjustment for closing date working capital and net debt. This amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $9,089, net of cash acquired of $217, and a preliminary adjustment for working capital and net debt. The total consideration paid by the Company to the sellers was $9,454, resulting in a receivable of $148, which is outstanding as of September 30, 2017. The purchase agreement also provides for contingent earn-out consideration ranging from $0 to $3,000, payable by the Company to the sellers based on the future performance of the business relative to the thresholds specified in the earn-out calculation. This acquisition enhances the Company’s capabilities in commercial lending and leasing.

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

(h) Endeavour Software Technologies Private Limited

On April 13, 2016, the Company acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), an Indian private limited company, for total consideration of $14,788. This amount includes the estimated fair value of the contingent earn-out consideration, cash consideration of $10,345, net of cash acquired of $2,373, and an adjustment for working capital and net debt. Of this amount, $101 was paid by the Company to one of the sellers during the quarter ended September 30, 2017. During the quarter ended March 31, 2017, the Company recorded a measurement period adjustment that resulted in a $346 increase in the purchase consideration as a result of an adjustment to closing date working capital and net debt. The adjustments included an increase of $161 in assets acquired, a decrease of $118 in liabilities assumed and a corresponding impact on goodwill of $67. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s digital capabilities by adding critical end-to-end mobility services.

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

(i) Strategic Sourcing Excellence Limited

On January 8, 2016, the Company acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company. The total consideration paid by the Company to the selling equity holders for the acquired interest in SSE was $14,541. This amount includes the fair value of earn-out consideration, cash consideration of $2,550, and an adjustment for working capital, transaction expenses and indebtedness. During the quarter ended December 31, 2016, the Company recorded a measurement period adjustment that resulted in a $51 increase in the purchase consideration through the recognition of $69 in current assets and $16 in non-current assets, with a corresponding impact on goodwill of $34. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period. The equity purchase agreement between the Company and the selling equity holders of SSE also provides for contingent earn-out consideration of up to $20,000, payable by the Company to the selling equity holders based on the future performance of the acquired business relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equity holders’ 49% interest in SSE, is payable only if either the put or call option, each as described below, is exercised.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2016 and September 30, 2017 are set out in the table below:

	As of December 31,	As of September 30,
	2016	2017
Cash and other bank balances	422,623	440,055
Total	$422,623	$440,055

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended	Nine months ended
	December 31, 2016	September 30, 2017
Opening balance as of January 1	$11,530	$15,519
Additions due to acquisitions	-	235
Additions charged to cost and expense	7,282	4,871
Deductions/effect of exchange rate fluctuations	(3,293)	(49)
Closing balance	$15,519	$20,576

Accounts receivable were $630,784 and $691,268, and the reserves for doubtful receivables were $15,519 and $20,576, resulting in net accounts receivable balances of $615,265 and $670,692, as of December 31, 2016 and September 30, 2017, respectively. In addition, accounts receivable due after one year of $3,272 and $1,880 as of December 31, 2016 and September 30, 2017, respectively, are included under other assets in the Consolidated Balance Sheets.

Accounts receivable from related parties were $2,490 and $42 as of December 31, 2016 and September 30, 2017, respectively. There are no reserves for doubtful receivables in respect of amounts due from related parties.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2016 and September 30, 2017:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

 6. Fair value measurements (Continued)

	As of September 30, 2017
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$55,080	$—	$55,080	$—
Total	$55,080	$—	$55,080	$—
Liabilities
Earn-out consideration (Note b, d)	$17,999	$—	—	$17,999
Derivative instruments (Note b, c)	$27,763	$—	$27,763	$—
Total	$45,762	$—	$27,763	$17,999
Redeemable non-controlling interest (Note e)	$3,839	$—	$—	$3,839

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.
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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2016 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Opening balance	$18,438	$23,274	$22,820	$22,435
Earn-out consideration payable in connection with acquisitions	4,360	-	14,550	2,320
Payments of earn-out consideration	(357)	(5,756)	(1,509)	(7,239)
Changes in fair value of earn-out consideration (note a)	-	11	(14,997)	(1,414)
Others (note b)	545	470	2,122	1,897
Ending balance	$22,986	$17,999	$22,986	$17,999

(a) Changes in the fair value of earn-out consideration are reported in other operating (income) expense, net in the consolidated statements of income.

(b) Interest expense is included in interest income (expense), net and the impact of changes in foreign exchange is reported in foreign exchange gains (losses), net in the consolidated statements of income. The cumulative translation adjustment is reported as a component of other comprehensive income (loss).

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2016	As of September 30, 2017	As of December 31, 2016	As of September 30, 2017
Foreign exchange forward contracts denominated in:
United States dollars (sell) Indian rupees (buy)	$1,108,400	$1,274,026	$6,669	$30,464
United States dollars (sell) Mexican peso (buy)	9,120	2,280	(187)	362
United States dollars (sell) Philippines peso (buy)	70,050	66,800	(1,036)	(1,635)
Euro (sell) United States dollars (buy)	138,613	161,783	9,180	(1,760)
Pound sterling (buy) United States dollars (sell)	-	16,077	-	40
Euro (sell) Romanian leu (buy)	29,805	36,662	(152)	(481)
Japanese yen (sell) Chinese renminbi (buy)	77,267	71,832	(742)	306
Pound sterling (sell) United States dollars (buy)	104,142	94,728	14,228	(605)
Australian dollars (sell) United States dollars (buy)	114,412	145,679	2,328	(5,934)
Interest rate swaps (floating to fixed)	456,810	438,290	7,746	6,560
			38,034	27,317

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2016	As of September 30, 2017	As of December 31, 2016	As of September 30, 2017
Assets
Prepaid expenses and other current assets	$33,921	$33,345	$809	$883
Other assets	$20,657	$20,852	$—	$—
Liabilities
Accrued expenses and other current liabilities	$4,540	$12,005	$237	$2,522
Other liabilities	$12,576	$13,236	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended September 30,						Nine months ended September 30,
	2016			2017			2016			2017
	Before-tax amount	Tax (expense) or benefit	Net of tax amount	Before-tax amount	Tax (expense) or benefit	Net of tax amount	Before-tax amount	Tax (expense) or benefit	Net of tax amount	Before-tax amount	Tax (expense) or benefit	Net of tax amount
Opening balance	$(30,790)	$8,945	$(21,845)	$52,167	$(19,438)	$32,729	$(30,090)	$9,830	$(20,260)	$37,461	$(13,979)	$23,482
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(1,584)	11	(1,573)	15,451	(5,716)	9,735	(7,071)	1,300	(5,771)	40,251	(14,815)	25,436
Changes in fair value of effective portion of outstanding derivatives, net	29,005	(10,806)	18,199	(7,760)	2,621	(5,139)	22,818	(10,402)	12,416	31,746	(11,937)	19,809
Gain (loss) on cash flow hedging derivatives, net	30,589	(10,817)	19,772	(23,211)	8,337	(14,874)	29,889	(11,702)	18,187	(8,505)	2,878	(5,627)
Closing balance	$(201)	$(1,872)	$(2,073)	$28,956	$(11,101)	$17,855	$(201)	$(1,872)	$(2,073)	$28,956	$(11,101)	$17,855

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of gain (loss)					Amount of gain (loss)
	recognized in OCI on					reclassified from OCI into
Derivatives in	derivatives (effective portion)				Location of gain (loss) reclassified	statement of income (effective portion)
Cash Flow	Three months ended		Nine months ended		from OCI into	Three months ended		Nine months ended
Hedging	September 30,		September 30,		statement of income	September 30,		September 30,
Relationships	2016	2017	2016	2017	(effective portion)	2016	2017	2016	2017
Forward foreign exchange contracts	$28,287	$(7,779)	$26,612	$33,132	Revenue	$2,599	$403	$8,596	$6,429
Interest rate swaps	718	19	(3,794)	(1,386)	Cost of revenue	(2,823)	11,666	(11,540)	26,655
					Selling, general and administrative expenses	(693)	3,213	(3,073)	7,368
					Interest expense	(667)	169	(1,054)	(201)
	$29,005	$(7,760)	$22,818	$31,746		$(1,584)	$15,451	$(7,071)	$40,251

Gain (loss) recognized in income on the ineffective portion of derivatives and the amount excluded from effectiveness testing is $0 for the three and nine months ended September 30, 2016 and 2017, respectively.

Non-designated Hedges

		Amount of gain (loss)
		recognized in statement of
		income on derivatives
Derivatives not designated as hedging	Location of gain (loss) recognized in statement of	Three months ended September 30,		Nine months ended September 30,
instruments	income on derivatives	2016	2017	2016	2017
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$2,599	$(1,350)	$2,838	$8,763
		$2,599	$(1,350)	$2,838	$8,763

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of September 30,
	2016	2017
Advance income and non-income taxes	$50,676	$96,175
Deferred transition costs	45,252	50,561
Derivative instruments	34,730	34,229
Prepaid expenses	22,222	21,290
Customer acquisition cost	11,126	15,707
Employee advances	6,880	5,069
Deposits	2,688	2,855
Advances to suppliers	10,059	2,569
Others	5,516	15,412
	$189,149	$243,867

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,	As of September 30,
	2016	2017
Property, plant and equipment, gross	$600,554	$653,523
Less: Accumulated depreciation and amortization	(407,336)	(447,900)
Property, plant and equipment, net	$193,218	$205,623

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2016 and 2017 was $33,990 and $32,692, respectively, and for the three months ended September 30, 2016 and 2017 was $11,334 and $11,479, respectively. Computer software amortization for the nine months ended September 30, 2016 and 2017 amounted to $6,990 and $8,368, respectively, and for the three months ended September 30, 2016 and 2017 was $2,182 and $2,963, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $614 and $(1,211) for the nine months ended September 30, 2016 and 2017, respectively, and $147 and $(517) for the three months ended September 30, 2016 and 2017, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2016 and nine months ended September 30, 2017:

	As of December 31,	As of September 30,
	2016	2017
Opening balance	$1,038,346	$1,069,408
Goodwill relating to acquisitions consummated during the Period	51,535	216,108
Goodwill relating to divestitures consummated during the period	(2,226)	-
Impact of measurement period adjustments	(59)	131
Effect of exchange rate fluctuations	(18,188)	29,665
Closing balance	$1,069,408	$1,315,312

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The total amount of goodwill deductible for tax purposes was $39,032 and $109,268 as of December 31, 2016 and September 30, 2017, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2016			As of September 30, 2017
	Gross carrying amount	Accumulated amortization & impairment	Net	Gross carrying amount	Accumulated amortization & impairment	Net
Customer-related intangible assets	$312,041	$260,018	$52,023	$362,496	$283,459	$79,037
Marketing-related intangible assets	45,098	30,571	14,527	52,275	36,355	15,920
Technology-related intangible assets	26,116	21,026	5,090	51,487	26,438	25,049
Other intangible assets	2,875	2,466	409	3,062	1,956	1,106
Intangible assets under development	6,897	-	6,897	17,103	-	17,103
	$393,027	$314,081	$78,946	$486,423	$348,208	$138,215

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of intangible assets for the nine months ended September 30, 2016 and 2017 were $19,764 and $25,780, respectively, and for the three months ended September 30, 2016 and 2017 were $7,126 and $10,151, respectively.

During the nine months ended September 30, 2016, the Company tested an intangible software asset for recoverability as a result of a downward revision to the forecasted cash flows to be generated by the intangible asset. The Company previously recorded a charge to this asset in the third quarter of 2015. Based on the results of its testing, the Company determined that the carrying value of the intangible asset exceeded the estimated undiscounted cash flows by $10,324 and recorded an additional charge to further reduce the carrying value by this amount. Of this charge, $5,381 was recorded during the three months ended September 30, 2016. The Company used a combination of the income and cost approaches to determine the fair value of the intangible asset for the purpose of calculating the charge. This charge has been recorded in other operating (income) expenses, net in the consolidated statement of income. During the nine months ended September 30, 2016, the Company also tested a customer-related intangible asset for recoverability as a result of the termination of a client contract. Based on results of such testing, the Company recorded a charge in the amount of the asset’s total carrying value of $871.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2016 and September 30, 2017, the limits available were $15,382 and $14,698, respectively, of which $10,980 and $7,395 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $350,000, which the Company obtained in June 2015 as described in note 12. This facility replaced the Company’s $250,000 facility initially entered into in August 2012 and subsequently amended in June 2013. As of both December 31, 2016 and September 30, 2017, a total of $160,978 was utilized, of which $160,000 constituted funded drawdown and $978 constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum as of December 31, 2016 and September 30, 2017. The unutilized amount on the revolving facility bore a commitment fee of 0.25% as of December 31, 2016 and September 30, 2017. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the nine months ended September 30, 2017, the Company was in compliance with the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt

In June 2015, the Company refinanced its 2012 credit facility through a new credit facility comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.50% per annum or a base rate plus an applicable margin equal to 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663,188 as of June 30, 2015, was extinguished, and the Company expensed $10,050, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Additionally, the refinancing of the revolving facility resulted in the accelerated amortization of $65 relating to the existing unamortized debt issuance cost. The remaining unamortized costs for the revolving facility, together with the fees paid to the Company’s lenders and third parties in connection with the new term loan and revolving facility, will be amortized over the term of the refinanced facility, which ends on June 30, 2020. During the nine months ended September 30, 2017, the Company was in compliance with the financial covenants of the credit agreement.

As of December 31, 2016 and September 30, 2017, the amount outstanding under the term loan, net of debt amortization expense of $2,667 and $2,051, was $737,333 and $707,967, respectively. As of December 31, 2016 and September 30, 2017, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum based on the Company’s election and current credit rating. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of September 30, 2017 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2017	$9,815
2018	39,226
2019	39,272
2020	619,654
Total	$707,967

In March 2017, the Company issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519, net of an underwriting fee of $1,481. In connection with the offering, the Company incurred other debt issuance costs of $1,161. The total debt issuance cost of $2,642 is being amortized over the life of the notes as additional interest expense. As of September 30, 2017, the amount outstanding under the notes, net of debt amortization expense of $2,372, was $347,628, which is payable on April 1, 2022. The Company will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option, may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets. Upon certain change of control transactions, the Company will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded up to a maximum increase of 2.0%. The Company is required to offer to exchange the notes for registered notes or have one or more shelf registration statements declared effective within 455 days after the issue date of the notes and, if such exchange offer fails to be consummated or such registration statement fails to be effective by June 25, 2018, then the interest payable on the notes will increase by 0.25% per annum during the 90-day period immediately following such date and will further increase by 0.25% per annum at the end of each subsequent 90-day period up to a maximum increase of 0.50%. The notes are senior unsecured obligations of the Company and will rank equally with all other senior unsecured indebtedness of the Company outstanding from time to time.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of September 30,
	2016	2017
Accrued expenses	$163,400	$183,261
Accrued employee cost	179,360	182,211
Deferred transition revenue	50,552	47,317
Statutory liabilities	36,878	44,125
Retirement benefits	17,616	19,810
Derivative instruments	4,777	14,527
Advance from customers	21,969	27,678
Earn-out consideration	6,885	6,687
Other liabilities	15,461	13,607
Capital lease obligations	1,349	1,520
	$498,247	$540,743

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of September 30,
	2016	2017
Accrued employee cost	$3,976	$16,234
Deferred transition revenue	72,560	74,860
Retirement benefits	39,020	45,243
Derivative instruments	12,576	13,236
Amount received from GE under indemnification arrangement, pending adjustment	3,159	3,294
Advance from customers	2,371	232
Earn-out consideration	15,550	11,312
Others	11,078	17,803
Capital lease obligations	2,500	2,751
	$162,790	$184,965

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

Net defined benefit plan costs for the three and nine months ended September 30, 2016 and 2017 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Service costs	$1,207	$1,814	$4,040	$5,391
Interest costs	559	776	1,870	2,303
Amortization of actuarial loss	34	221	15	653
Expected return on plan assets	(469)	(529)	(1,449)	(1,560)
Net defined benefit plan costs	$1,331	$2,282	$4,476	$6,787

Defined contribution plans

During the three and nine months ended September 30, 2016 and 2017, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
India	$4,843	$5,731	$13,877	$16,514
U.S.	2,216	2,228	7,951	9,148
U.K.	1,596	1,887	5,177	5,961
China	4,158	4,132	11,555	11,700
Other regions	1,158	1,006	3,507	3,083
Total	$13,971	$14,984	$42,067	$46,405

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

Stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2016 and 2017 were $18,046 and $21,985, respectively, and for the three months ended September 30, 2016 and 2017 were $4,718 and $9,907, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

Stock options

Options granted are subject to a vesting requirement. Options granted under the plans to date are exercisable into common shares of the Company, have a contractual period of ten years and vest over four to five years unless specified otherwise in the applicable award agreement. The Company recognizes the compensation cost over the vesting period of the option. Compensation cost is determined as of the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in the nine months ended September 30, 2016 and September 30, 2017.

	Nine months ended September 30, 2016	Nine months ended September 30, 2017
Dividend yield	—	0.97%
Expected life (in months)	84	84
Risk-free rate of interest	1.42%-1.56%	2.25%
Volatility	25.60%-27.22%	24.28%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the nine months ended September 30, 2017 is set out below:

	Nine months ended September 30, 2017
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2017	5,707,690	$18.65	5.8	$—
Granted	250,000	24.74	—	—
Forfeited	(80,000)	20.63	—	—
Expired	—	—	—	—
Exercised	(641,900)	14.40	—	8,707
Outstanding as of September 30, 2017	5,235,790	$19.44	5.8	$48,770
Vested as of September 30, 2017 and expected to vest thereafter (Note a)	5,036,756	$19.22	5.8	$47,981
Vested and exercisable as of September 30, 2017	2,304,291	$16.12	4.3	$29,095
Weighted average grant date fair value of grants during the period	$6.62

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of September 30, 2017, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $8,182, which will be recognized over the weighted average remaining requisite vesting period of 2.7 years.

Restricted share units

The Company has granted restricted share units, or RSUs, under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one Company common share at a future date. The fair value of each RSU is typically the closing market price of a Company common share on the date of the grant. RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSUs granted during the nine months ended September 30, 2017 is set out below:

	Nine months ended September 30, 2017
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	117,905	$20.65
Granted	1,518,565	26.30
Vested (Note a)	(45,248)	18.31
Forfeited	(1,242)	25.53
Outstanding as of September 30, 2017	1,589,980	$26.11
Expected to vest (Note b)	1,324,508

(a)	RSUs that vested during the period were net settled upon vesting by issuing 32,395 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects an estimated forfeiture rate.

53,546 RSUs vested in the year ended December 31, 2015, in respect of which 53,023 shares were issued during the nine months ended September 30, 2017 after withholding shares to the extent of minimum statutory withholding taxes.

34,035 RSUs vested in the year ended December 31, 2016, in respect of which 17,802 shares were issued during the nine months ended September 30, 2017 after withholding shares to the extent of minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of September 30, 2017, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $29,339, which will be recognized over the weighted average remaining requisite vesting period of 3.1 years.

Performance units

The Company also grants stock awards in the form of performance units, or PUs, and has granted PUs under both the 2007 and 2017 Omnibus Plans.

Each PU represents the right to receive one Company common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the closing market price of one common share of the Company on the date of grant and assumes that performance targets will be achieved. PUs granted under the Company’s plans to date are subject to cliff vesting. The compensation expense for such awards is recognized on a straight-line basis over the vesting terms. Over the performance period, the number of shares to be issued is adjusted upward or downward depending on the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the nine months ended September 30, 2017 is set out below:

	Nine months ended September 30, 2017
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2017	3,772,128	$23.04	5,524,114
Granted	1,811,292	25.22	3,622,584
Vested (Note a)	(1,136,047)	16.78	(1,136,047)
Forfeited (Note b)	(1,557,067)	27.62	(1,580,267)
Adjustment upon final determination of level of performance goal achievement (Note c)			(1,747,586)
Outstanding as of September 30, 2017	2,890,306	$24.40	4,682,798
Expected to vest (Note d)	2,248,990

(a)	PUs that vested during the period were net settled upon vesting by issuing 731,701 shares (net of minimum statutory tax withholding).
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

As of September 30, 2017, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $27,746, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

During the nine months ended September 30, 2016 and 2017, 105,856 and 150,265 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the nine months ended September 30, 2016 and 2017 was $298 and $417, respectively, and for the three months ended September 30, 2016 and 2017 was $110 and $144, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

The final settlement of the transaction under the ASR agreement, which was initially expected to be completed by the end of the fourth quarter of 2017, is now expected to be completed in January 2018 pursuant to an amendment to the ASR agreement. The final number of common shares to be repurchased by the Company under the ASR agreement will be based on the volume-weighted average share price of the Company’s common shares during the term of the applicable transaction, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. At settlement, under certain circumstances, the Company may be entitled to receive additional common shares from the Dealer or may be required either to deliver its common shares or to make a cash payment to the Dealer.

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

During the nine months ended September 30, 2016, the Company purchased 9,615,323 of its common shares on the open market at a weighted average price of $25.23 per share for an aggregate cash amount of $242,552. During the nine months ended September 30, 2017, the Company made payments in an aggregate cash amount of $219,784 toward share repurchases. Of this amount, the Company paid (i) $19,784 to repurchase 808,293 of its common shares on the open market at a weighted average price of $24.48 per share, (ii) $160,000 to the Dealer for the initial delivery of 6,578,947 of its common shares under the ASR agreement at a weighted average price of $24.32 per share, and (iii) $40,000 to the Dealer for shares to be delivered at the final settlement of the transaction under the ASR agreement as described above. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2016 and September 30, 2017, $192 and $16, respectively, was deducted from retained earnings in direct costs related to share repurchases.

Dividend

In February 2017, the Company’s board of directors approved a dividend program under which the Company intends to pay a regular quarterly cash dividend of $0.06 per share to holders of its common shares, representing a planned annual dividend of $0.24 per share. On March 28, 2017, June 28, 2017 and September 21, 2017, the Company paid dividends of $0.06 per share, amounting to $11,957, $11,558 and $11,581 in the aggregate, to shareholders of record as of March 10, 2017, June 12, 2017 and September 8, 2017 respectively.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 698,286 and 1,122,559 for the nine months ended September 30, 2016 and 2017, respectively, and 947,778 and 1,113,307 for the three months ended September 30, 2016 and 2017, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Net income available to Genpact Limited common shareholders	$68,922	$73,745	$193,385	$196,029
Weighted average number of common shares used in computing basic earnings per common share	206,146,007	192,124,366	209,034,741	194,221,162
Dilutive effect of stock-based awards	3,230,676	2,823,333	3,322,853	2,890,852
Weighted average number of common shares used in computing dilutive earnings per common share	209,376,683	194,947,699	212,357,594	197,112,014
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.33	$0.38	$0.93	$1.01
Diluted	$0.33	$0.38	$0.91	$0.99

19. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Personnel expenses	$269,771	$293,253	$788,768	$847,784
Operational expenses	111,443	123,995	325,938	346,300
Depreciation and amortization	11,218	11,943	34,329	33,737
	$392,432	$429,191	$1,149,035	$1,227,821

20. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Personnel expenses	$117,022	$126,612	$343,279	$371,867
Operational expenses	37,649	42,984	132,385	121,664
Depreciation and amortization	2,298	2,499	6,651	7,323
	$156,969	$172,095	$482,315	$500,854

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

21. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Other operating (income) expense	$(249)	$(75)	$(990)	$(7,103)
Provision for impairment of intangible assets	5,381	-	11,195	-
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	-	11	(14,996)	(1,414)
Other operating (income) expense, net	$5,132	$(64)	$(4,791)	$(8,517)

22. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Interest income	$1,041	$2,549	$5,565	$4,543
Interest expense	(5,942)	(11,273)	(16,737)	(28,610)
Interest income (expense), net	$(4,901)	$(8,724)	$(11,172)	$(24,067)

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

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2017 to September 30, 2017:

2017
Opening balance at January 1	$23,467
Increase related to prior year tax positions, including recorded in acquisition accounting	515
Decrease related to prior year tax positions	(1,203)
Decrease related to prior year tax positions due to lapse of applicable statute of limitation	(663)
Effect of exchange rate changes	853
Closing balance at September 30	$22,969

The Company’s unrecognized tax benefits as of September 30, 2017 include an amount of $21,964, which, if recognized, would impact the effective tax rate. As of December 31, 2016 and September 30, 2017, the Company had accrued approximately $3,856 and $4,266, respectively, for interest relating to unrecognized tax benefits. During the year ended December 31, 2016 and the nine months ended September 30, 2017, the company recognized approximately $(206) and 248, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2016 and September 30, 2017, the Company had accrued approximately $977 and $912, respectively, for penalties.

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

During the nine months ended September 30, 2016 and 2017, the Company recognized net revenues of $257 and $299, respectively, and during the three months ended September 30, 2016 and September 30, 2017, the Company recognized net revenues of $89 and $112, respectively, from a client that is a significant shareholder of the Company.

During the nine months ended September 30, 2016 and 2017, the Company recognized net revenues of $5,109 and $5,400, respectively, and during the three months ended September 30, 2016, the Company recognized net revenues of $1,625, from a client that was a non-consolidating affiliate of the Company.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the nine months ended September 30, 2016 and 2017, cost of revenue includes an amount of $1,675 and $1,245, respectively, and for the three months ended September 30, 2016 and 2017, cost of revenue includes an amount of $722 and $336, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the nine months ended September 30, 2016 and 2017, selling, general and administrative expenses include an amount of $234 and $199, respectively, and for the three months ended September 30, 2016 and 2017, selling, general and administrative expenses include an amount of $107 and $51, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the three and nine months ended September 30, 2016 and 2017, the Company engaged a significant shareholder to provide certain services to the Company, the costs of which are included in selling, general and administrative expenses. For the nine months ended September 30, 2016 and 2017, selling, general and administrative expenses include an amount of $58 and $51, respectively, and for the three months ended September 30, 2016 and 2017, selling, general and administrative expenses include an amount of $43 and $6, respectively, attributable to the cost of this engagement.

 Investment in equity affiliates

During the nine months ended September 30, 2017, the Company invested $496 in its non-consolidating affiliates.

During the nine months ended September 30, 2017, the Company recorded a charge of $2,849 related to an investment in one of its non-consolidating affiliates. This charge has been included in equity-method investment activity, net in the Company’s consolidated statement of income.

As of December 31, 2016 and September 30, 2017, the Company’s investments in its non-consolidating affiliates amounted to $4,800 and $833, respectively.

Others

During the nine months ended September 30, 2016 and 2017, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $918 and $477, respectively. During the three months ended September 30, 2016, such cost reimbursements amounted to $244.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

24. Related party transactions (Continued)

During the nine months ended September 30, 2017, the Company made payments of $3,847 to one of its non-consolidating affiliates under a tax-sharing arrangement in the U.K. This amount represents a portion of the non-consolidated affiliate’s net operating losses surrendered to the Company under the tax sharing arrangement for the years 2015 and 2016. On June 30, 2017, this non-consolidating affiliate ceased to be a related party.

25. Commitments and contingencies

Capital commitments

As of December 31, 2016 and September 30, 2017, the Company has committed to spend $5,185 and $6,181, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,958 and $8,373 as of December 31, 2016 and September 30, 2017, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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
•

fluctuations in currency exchange rates between the U.S. dollar, the euro, U.K. pound sterling, Chinese renminbi, Hungarian forint, Japanese yen, Indian rupee, Australian dollar, Philippines peso, Norwegian krone, Mexican peso, Polish zloty, Romanian leu, South African rand, Hong Kong dollar, Singapore dollar, Arab Emirates dirham, Brazilian real, Swiss franc, Swedish krona, Danish krone, Kenyan shilling, Czech koruna, Israeli new shekel, Colombian peso, Guatemalan quetzal, Malaysian ringgit, Moroccan dirham and Canadian dollar;

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

Overview

We are a global professional services firm focused on driving digital-led innovation and running digitally-enabled intelligent operations for our clients. Guided by our experience running thousands of processes for hundreds of Fortune 500 clients since our founding, we strive to help our clients achieve their operational goals by applying our industry expertise, proprietary digital technology and analytics. We employ over 77,000 people in more than 20 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended September 30, 2017, we had net revenues of $708.8 million, of which $636.6 million, or 89.8%, was from clients other than GE, which we refer to as Global Clients, with the remaining $72.2 million, or 10.2%, coming from GE.

Acquisitions

On September 5, 2017, we acquired 100% of the outstanding equity interest in TandemSeven, Inc. (“TandemSeven”), a Massachusetts corporation, for estimated total purchase consideration of $35.7 million, subject to adjustment for closing date working capital and indebtedness. This amount includes cash consideration of $31.9 million, net of cash acquired of $3.9 million, and a preliminary adjustment for working capital and indebtedness. As of September 30, 2017, we have paid the sellers total consideration of $34.8 million, resulting in a payable of $0.9 million. TandemSeven’s focus on improving the design of customer experiences complements our existing capabilities aimed at transforming clients’ processes end-to-end. Goodwill arising from the acquisition amounted to $25.3 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired expertise, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On July 18, 2017, we acquired 100% of the outstanding equity interest in OnSource LLC, a Massachusetts limited liability company, for estimated total purchase consideration of $23.0 million, subject to adjustment for closing date working capital, indebtedness and certain transaction expenses incurred by OnSource in connection with closing. This amount includes cash consideration of $23.0 million, and a preliminary adjustment for working capital and net debt. As of September 30, 2017, we have paid the sellers total consideration of $23.0 million. This acquisition brings digital capabilities to our insurance service offerings. Goodwill arising from the acquisition amounted to $19.7 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On July 18, 2017, we acquired from Birlasoft (India) Limited, a company incorporated under the Indian Companies Act, 1956, Birlasoft Inc., a Delaware corporation, and Birlasoft (UK) Limited, a company incorporated in England and Wales (collectively referred to as “Birlasoft”) certain assets comprising a portion of Birlasoft’s IT business for total consideration of $16.3 million. This acquisition expands our end-to-end capabilities for our clients in the healthcare and aviation industries. Goodwill arising from the acquisition amounted to $9.7 million, which has been allocated to our IT services reporting unit and is deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On May 11, 2017, we acquired the instrument processing business of Fiserv Solutions of Australia Pty Limited for estimated total purchase consideration of $19.0 million, subject to adjustment for closing date working capital, value transfer and net debt. This amount includes a preliminary adjustment for closing date working capital, value transfer and net debt. As of September 30, 2017, we have paid the sellers total consideration of $21.3 million, resulting in a receivable of $2.3 million. This acquisition strengthens our financial services portfolio and expands our Australia footprint. Goodwill arising from the acquisition amounted to $5.4 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

On May 3, 2017, we acquired 100% of the outstanding equity interest in each of BrightClaim LLC, a Delaware limited liability company, BrightServe LLC, a Georgia limited liability company, National Vendor LLC, a Delaware limited liability company, and BrightClaim Blocker, Inc., a Delaware corporation (collectively referred to as “BrightClaim”). The estimated total purchase consideration for the acquisition of BrightClaim is $56.5 million, subject to adjustment for closing date working capital, indebtedness and certain transaction expenses incurred by BrightClaim in connection with closing. This amount includes cash consideration of $52.4 million, net of cash acquired of $4.0 million, and a preliminary adjustment for working capital and net debt. This acquisition enhances our breadth and depth of service offerings for clients in the insurance industry. Goodwill arising from the acquisition amounted to $42.6 million, which has been allocated to our India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

On April 13, 2017, we acquired 100% of the outstanding equity interest in RAGE Frameworks, Inc. (“RAGE”), a Delaware corporation for estimated total purchase consideration of $125.1 million, subject to adjustment for closing date working capital and indebtedness. This amount includes cash consideration of $124.1 million, net of cash acquired of $1.6 million, and a preliminary adjustment for working capital and indebtedness. As of September 30, 2017, we have paid the sellers total consideration of $125.8 million, resulting in a receivable of $0.5 million. This acquisition enhances our digital and artificial intelligence capabilities by adding knowledge-based automation technology and services. Goodwill arising from the acquisition amounted to $105.1 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the acquired digital and artificial intelligence capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

On February 15, 2017, we acquired 100% of the outstanding equity interest in LeaseDimensions, Inc. (“LeaseDimensions”), an Oregon corporation, for estimated total purchase consideration of $11.6 million, subject to adjustment for closing date working capital and net debt. This amount includes the estimated fair value of the contingent earn-out consideration and cash consideration of $9.1 million, net of cash acquired of $0.2 million, and a preliminary adjustment for working capital and net debt. As of September 30, 2017, we have paid the sellers total consideration of $9.5 million, resulting in a receivable of $0.1 million. The purchase agreement between us and the sellers also provides for contingent earn-out consideration ranging from $0 to $3.0 million, payable by us to the sellers based on the future performance of LeaseDimensions relative to the thresholds specified in the earn-out calculation. This acquisition enhances our capabilities in commercial lending and leasing. Goodwill arising from the acquisition amounted to $8.3 million, which has been allocated to our Americas reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

On April 13, 2016, we acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), an Indian private limited company. The total consideration we paid the sellers to acquire Endeavour was $14.8 million. This amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $10.3 million, net of cash acquired of $2.4 million, and an adjustment for working capital and net debt. This acquisition enhances our digital capabilities by adding end-to-end mobility services. Goodwill arising from the acquisition amounted to $8.9 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities in end-to-end mobility services, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

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

Secondary Offering

On August 18, 2017, we completed a secondary offering of our common shares, pursuant to which certain of our shareholders affiliated with Bain Capital Investors, LLC, namely Glory Investments A Limited and its affiliated assignees, together with their co-investor, GIC Private Limited (the “Selling Shareholders”), sold 10.0 million common shares at a price of $28.72 per share in an underwritten public offering.  All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.

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

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2016 and 2017.

					Percentage Change
					Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2016	2017	2016	2017	2017 vs. 2016	2017 vs. 2016
	(dollars in millions)		(dollars in millions)
Net revenues—GE*	$85.4	$72.2	$276.6	$204.7	(15.4)%	(26.0)%
Net revenues—Global Clients*	563.4	636.6	1,612.4	1,797.8	13.0%	11.5%
Total net revenues	648.8	708.8	1,889.0	2,002.5	9.3%	6.0%
Cost of revenue	392.4	429.2	1,149.0	1,227.8	9.4%	6.9%
Gross profit	256.4	279.6	740.0	774.7	9.1%	4.7%
Gross profit margin	39.5%	39.5%	39.2%	38.7%
Operating expenses
Selling, general and administrative expenses	157.0	172.1	482.3	500.9	9.6%	3.8%
Amortization of acquired intangible assets	7.1	10.2	19.8	25.8	42.5%	30.4%
Other operating (income) expense, net	5.1	(0.1)	(4.8)	(8.5)	(101.2)%	77.8%
Income from operations	87.1	97.5	242.7	256.6	11.9%	5.7%
Income from operations as a percentage of net revenues	13.4%	13.7%	12.8%	12.8%
Foreign exchange gains (losses), net	(0.7)	5.0	3.2	2.0	(871.4)%	(35.2)%
Interest income (expense), net	(4.9)	(8.7)	(11.2)	(24.1)	78.0%	115.4%
Other income (expense), net	5.8	(4.0)	7.2	9.0	(169.6)%	25.6%
Income before equity-method investment activity, net and income tax expense	87.4	89.7	241.8	243.6	2.7%	0.7%
Equity-method investment activity, net	(2.1)	—	(6.3)	(4.6)	(100.0)%	(27.9)%
Income before income tax expense	85.2	89.7	235.5	239.0	5.3%	1.5%
Income tax expense	17.1	16.6	44.0	44.3	(2.8)%	0.6%
Net income	68.2	73.2	191.5	194.7	7.3%	1.7%
Net loss attributable to redeemable non-controlling interest	0.7	0.6	1.9	1.3	(20.4)%	(30.4)%
Net income attributable to Genpact Limited common shareholders	$68.9	$73.7	$193.4	$196.0	7.0%	1.4%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	10.6%	10.4%	10.2%	9.8%

* At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Such reclassifications are reflected in the revenue results and growth rates presented in the table above.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Net revenues. Our net revenues were $708.8 million in the third quarter of 2017, up $60.0 million, or 9.3%, from $648.8 million in the third quarter of 2016. The growth in net revenues was driven primarily by an increase in business process outsourcing, or BPO, services, including our transformation services, delivered to our clients and incremental revenue from acquisitions. Adjusted for foreign exchange, primarily the impact of changes in the values of the U.K. pound sterling, euro and Australian dollar against the U.S. dollar, our net revenues grew 10% compared to the third quarter of 2016 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and hedging gains/losses. Our average headcount increased by 3.2% to approximately 75,600 in the third quarter of 2017 from approximately 73,200 in the third quarter of 2016.

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Global Clients:
BPO services	$469.5	$540.6	15.1%
IT services	93.9	96.0	2.3
Total net revenues from Global Clients	$563.4	$636.6	13.0%
GE:
BPO services	61.0	42.7	(30.0)%
IT services	24.4	29.5	21.2
Total net revenues from GE	$85.4	$72.2	(15.4)%
Total net revenues from BPO services	530.5	583.3	9.9
Total net revenues from IT services	118.3	125.6	6.2
Total net revenues	$648.8	$708.8	9.3%

At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Additionally, at the end of 2016, we reclassified revenue from our acquisitions of Endeavour and PNMSoft Limited from IT services to BPO revenue effective as of the date of each acquisition. Such reclassifications are reflected in the revenue results and growth rates presented below and in the table above. In addition, to provide a consistent view of the trends underlying our business, we are presenting below revenue results and growth rates adjusted to assume that all 2016 GE revenue reclassifications occurred on January 1, 2016.

Net revenues from Global Clients were $636.6 million in the third quarter of 2017, up $73.2 million, or 13.0%, from $563.4 million in the third quarter of 2016. This increase was primarily driven by growth in our targeted verticals, including consumer product goods, banking and financial services, insurance, life sciences, manufacturing and high tech. As a percentage of total net revenues, net revenues from Global Clients increased from 86.8% in the third quarter of 2016 to 89.8% in the third quarter of 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from Global Clients would have increased 12% year over year.

Net revenues from GE were $72.2 million in the third quarter of 2017, down $13.1 million, or 15.4%, from the third quarter of 2016. The decline in net revenues from GE was largely in line with expected decreases in services delivered to GE in the third quarter of 2017, primarily due to GE’s dispositions of GE Capital businesses in 2016. Net revenues from GE declined as a percentage of our total net revenues from 13.2% in the third quarter of 2016 to 10.2% in the third quarter of 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from GE would have decreased 12% year over year.

Net revenues from BPO services were $583.3 million, up $52.7 million, or 9.9%, from $530.5 million in the third quarter of 2016. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly core industry vertical operations services and finance and accounting services. Net revenues from IT services were $125.6 million in the third quarter of 2017, up $7.3 million, or 6.2%, from $118.3 million in the third quarter of 2016 due to an increase in revenues from GE and Global Clients.

Net revenues from BPO services as a percentage of total net revenues increased to 82.3% in the third quarter of 2017 from 81.8% in the third quarter of 2016 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Three months ended September 30,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$269.8	$293.3	41.6%	41.4%
Operational expenses	111.4	124.0	17.2	17.5
Depreciation and amortization	11.2	11.9	1.7	1.7
Cost of revenue	$392.4	$429.2	60.5%	60.5%
Gross margin	39.5%	39.5%

Cost of revenue was $429.2 million in the third quarter of 2017, up $36.8 million, or 9.4%, from the third quarter of 2016. Wage inflation, increases in our operational headcount, incremental expenses from acquisitions and stock-based compensation expense in the third quarter of 2017 compared to the third quarter of 2016 contributed to the increase in cost of revenue. The increase in cost of revenue was partially offset by improved operational efficiencies, lower travel expenses and favorable foreign exchange, primarily the impact of changes in the values of the Indian rupee and U.K. pound sterling against the U.S. dollar. Foreign exchange fluctuations cause gains and losses on our foreign currency hedges and have a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin in the third quarter of 2017 was 39.5%, unchanged from the third quarter of 2016 due to the factors described above.

Personnel expenses. Personnel expenses as a percentage of total net revenues decreased from 41.6% in the third quarter of 2016 to 41.4% in the third quarter of 2017. Personnel expenses in the third quarter of 2017 were $293.3 million, up $23.5 million, or 8.7%, from $269.8 million in the third quarter of 2016. Personnel expenses increased primarily due to wage inflation, higher stock-based compensation expense, incremental expenses from acquisitions and an approximately 2,500-person, or 3.9%, increase in our operational headcount in the third quarter of 2017 compared to the third quarter of 2016. These increases were partially offset by the favorable impact of foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 17.2% in the third quarter of 2016 to 17.5% in the third quarter of 2017. Operational expenses in the third quarter of 2017 were $124.0 million, up $12.6 million, or 11.3%, from the third quarter of 2016 primarily due to incremental expenses from acquisitions. The increase in operational expenses was partially offset by lower travel expenses and improved operational efficiencies in the third quarter of 2017 compared to the third quarter of 2016, and the favorable impact of foreign exchange.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues were 1.7%, unchanged from the third quarter of 2016. Depreciation and amortization expenses as a component of cost of revenue were $11.9 million, up $0.7 million, or 6.5%, from the third quarter of 2016. This increase was primarily due to the expansion of certain existing facilities in India, partially offset by the favorable impact of foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three months ended September 30,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$117.0	$126.6	18.0%	17.9%
Operational expenses	37.6	43.0	5.8	6.1
Depreciation and amortization	2.3	2.5	0.4	0.4
Selling, general and administrative expenses	$157.0	$172.1	24.2%	24.3%

SG&A expenses as a percentage of total net revenues marginally increased from 24.2% in the third quarter of 2016 to 24.3% in the third quarter of 2017. SG&A expenses were $172.1 million, up $15.1 million, or 9.6%, from the third quarter of 2016. Wage inflation, higher infrastructure expenses, higher stock-based compensation expense, higher fees for professional services, incremental expenses from acquisitions and an increase in marketing expenditures related to a branding update all contributed to higher SG&A expenses in the third quarter of 2017 compared to the third quarter of 2016. This increase was partially offset by lower travel expenses and the favorable impact of foreign exchange, primarily changes in the values of the Indian rupee and U.K. pound sterling against the U.S. dollar in the third quarter of 2017 compared to the third quarter of 2016. Our sales and marketing expenses as a percentage of net revenues were 6.5% in the third quarter of 2017, unchanged from the third quarter of 2016.

Personnel expenses. As a percentage of total net revenues, personnel expenses marginally decreased from 18.0% in the third quarter of 2016 to 17.9% in the third quarter of 2017. Personnel expenses as a component of SG&A expenses were $126.6 million, up $9.6 million, or 8.2%, from the third quarter of 2016. This increase is primarily due to wage inflation, incremental expenses from acquisitions and higher stock-based compensation expense in the third quarter of 2017 compared to the third quarter of 2016, partially offset by a 2.4% decrease in our sales-team personnel expenses and the favorable impact of foreign exchange.

Operational expenses. As a percentage of total net revenues, operational expenses increased from 5.8% in the third quarter of 2016 to 6.1% in the third quarter of 2017. Operational expenses as a component of SG&A expenses were $43.0 million, up $5.3 million, or 14.2%, from the third quarter of 2016. This increase is primarily due to higher infrastructure expenses, higher fees for professional services, incremental expenses from acquisitions and an increase in marketing expenditures related to a branding update in the third quarter of 2017 compared to the third quarter of 2016, partially offset by reduced travel expenses and the favorable impact of foreign exchange.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the third quarter of 2017, unchanged from the third quarter of 2016. Depreciation and amortization expenses as a component of SG&A expenses were $2.5 million, up $0.2 million, or 8.7%, from the third quarter of 2016. This increase was primarily due to the expansion of certain existing facilities in India, partially offset by the favorable impact of foreign exchange.

Amortization of acquired intangibles. Non-cash charges on account of amortization of acquired intangibles were $10.2 million in the third quarter of 2017, up $3.0 million, or 42.5%, from the third quarter of 2016. This increase was primarily due to the amortization of intangibles acquired after the third quarter of 2016.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Other operating (income) expense	$(0.2)	$(0.1)	(69.8)%
Provision for impairment of intangible assets	5.4	—	(100.0)
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	—	—	—
Other operating (income) expense, net	$5.1	$(0.1)	(101.2)%
Other operating (income) expense, net as a percentage of total net revenues	0.8%	(0.0)%

Other operating income, net of expense, was $0.1 million in the third quarter of 2017, compared to $5.1 million of net other operating expense in the third quarter of 2016. This decrease was primarily due to a $5.4 million non-recurring charge in the third quarter of 2016 relating to an intangible asset, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above. No such charge was recorded in the third quarter of 2017.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 13.4% in the third quarter of 2016 to 13.7% in the third quarter of 2017. Income from operations increased by $10.3 million to $97.5 million in the third quarter of 2017 from $87.1 million in the third quarter of 2016.

Foreign exchange gains (losses), net. Foreign exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange gain of $5.0 million in the third quarter of 2017, compared to a $0.7 million loss in the third quarter of 2016. The gain in the third quarter of 2017 was primarily a result of the depreciation of the Indian rupee against the U.S. dollar during that quarter. The loss in the third quarter of

2016 was primarily a result of the appreciation of the Indian rupee and the depreciation of the U.K. pound sterling against the U.S. dollar during that quarter.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Interest income	$1.0	$2.5	144.9%
Interest expense	(5.9)	(11.3)	89.7
Interest income (expense), net	$(4.9)	$(8.7)	78.0%
Interest income (expense), net as a percentage of total net revenues	(0.8)%	(1.2)%

Our net interest expense increased by $3.8 million in the third quarter of 2017 compared to the third quarter of 2016, primarily due to a $5.3 million increase in interest expense, partially offset by an increase in interest income. The increase in interest expense is primarily due to (i) $3.2 million in interest on the senior notes we issued in March 2017, (ii) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, partially offset by gains on interest rate swaps in the third quarter of 2017 compared to losses in the third quarter of 2016, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (iii) higher drawdown on our revolving credit facility in the third quarter of 2017 compared to the third quarter of 2016. Our interest income increased by $1.5 million in the third quarter of 2017 compared to the third quarter of 2016 primarily due to higher account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.3% in the third quarter of 2016 to 2.9% in the third quarter of 2017.

Other income (expense), net. Our net other expense was $4.0 million in the third quarter of 2017, compared to net other income of $5.8 million in the third quarter of 2016. The expense in the third quarter of 2017 is primarily due to a $5.2 million provision for an expected loss on the divestiture of a non-strategic portion of our legacy IT support business in Europe compared to a $5.2 million gain on the divestiture of our cloud-hosted technology platform for the Indian rural banking sector in the third quarter of 2016.

Equity-method investment activity, net. Equity-method investment activity, net primarily represents our share of loss in the third quarter of 2016 in one of our non-consolidated affiliates that is no longer a non-consolidating affiliate since June 30, 2017.

Income tax expense. Our income tax expense was $16.6 million in the third quarter of 2017, down $0.5 million from $17.1 million in the third quarter of 2016 (as restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016), representing an effective tax rate of 18.4%, compared to 19.8% in the third quarter of 2016. The decrease in effective tax rate is primarily due to certain discrete items recorded in the third quarters of 2016 and 2017.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the profit or loss associated with the redeemable non-controlling interest in the operations of SSE, which we acquired in the first quarter of 2016. See Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues was 10.4% in the third quarter of 2017, down from 10.6% in the third quarter of 2016. Net income attributable to our common shareholders increased by $4.8 million from $68.9 million in the third quarter of 2016 to $73.7 million in the third quarter of 2017.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Net revenues. Our net revenues were $2,002.5 million in the nine months ended September 30, 2017, up $113.5 million, or 6.0%, from $1,889.0 million in the nine months ended September 30, 2016. The growth in net revenues was primarily driven by an increase in BPO services, including our transformation services, delivered to our clients and incremental revenue from acquisitions. Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, the Australian dollar and U.K. pound sterling against the U.S. dollar, our net revenues grew 7% compared to the nine months ended September 30, 2016 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. Our average headcount increased by 4.9% to approximately 75,300 in the nine months ended September 30, 2017 from approximately 71,800 in the nine months ended September 30, 2016.

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Global Clients:
BPO services	$1,327.4	$1,513.8	14.0%
IT services	285.0	284.1	(0.3)
Total net revenues from Global Clients	$1,612.4	$1,797.8	11.5%
GE:
BPO services	202.7	137.0	(32.4)%
IT services	73.9	67.7	(8.4)
Total net revenues from GE	$276.6	$204.7	(26.0)%
Total net revenues from BPO services	1,530.1	1,650.8	7.9
Total net revenues from IT services	358.9	351.7	(2.0)
Total net revenues	$1,889.0	$2,002.5	6.0%

At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Additionally, at the end of 2016, we reclassified revenue from our acquisitions of Endeavour and PNMSoft Limited from IT services to BPO revenue effective as of the date of each acquisition. Such reclassifications are reflected in the revenue results and growth rates presented below and in the table above. In addition, to provide a consistent view of the trends underlying our business, we are presenting below revenue results and growth rates adjusted to assume that all 2016 revenue reclassifications occurred on January 1, 2016.

Net revenues from Global Clients were $1,797.8 million in the nine months ended September 30, 2017, up $185.4 million, or 11.5%, from $1,612.4 million in the nine months ended September 30, 2016. This increase was primarily driven by growth in our targeted verticals, including banking and financial services, consumer product goods, life sciences, manufacturing, insurance and high tech. As a percentage of total net revenues, net revenues from Global Clients increased from 85.4% in the nine months ended September 30, 2016 to 89.8% in the nine months ended September 30, 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from Global Clients would have increased 10% year over year.

Net revenues from GE were $204.7 million in the nine months ended September 30, 2017, down $71.9 million, or 26.0%, from the nine months ended September 30, 2016. The decline in net revenues from GE was largely due to GE’s dispositions of GE Capital businesses in 2016. Net revenues from GE declined as a percentage of our total net revenues from 14.6% in the nine months ended September 30, 2016 to 10.2% in the nine months ended September 30, 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from GE would have decreased 18% year over year.

Net revenues from BPO services were $1,650.8 million, up $120.7 million, or 7.9%, from $1,530.1 million in the nine months ended September 30, 2016. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly core industry vertical operations services and finance and accounting services. Net revenues from IT services were $351.7 million in the nine months ended September 30, 2017, down $7.2 million, or 2.0%, from $358.9 million in the nine months ended September 30, 2016, primarily due to a decrease in revenues from GE.

Net revenues from BPO services as a percentage of total net revenues increased to 82.4% in the nine months ended September 30, 2017 from 81.0% in the nine months ended September 30, 2016, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Nine months ended September 30,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$788.8	$847.8	41.8%	42.3%
Operational expenses	325.9	346.3	17.3	17.3
Depreciation and amortization	34.3	33.7	1.8	1.7
Cost of revenue	$1,149.0	$1,227.8	60.8%	61.3%
Gross margin	39.2%	38.7%

Cost of revenue was $1,227.8 million in the nine months ended September 30, 2017, up $78.8 million, or 6.9%, from the nine months ended September 30, 2016. Wage inflation, an increase in our operational headcount, incremental expenses from acquisitions and an increase in infrastructure expenses contributed to the higher cost of revenue in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were partially offset by improved operational efficiencies, lower travel expenses and the favorable impact of foreign exchange, primarily changes in the values of the Indian rupee and U.K. pound sterling against the U.S. dollar.

Our gross margin decreased from 39.2% in the nine months ended September 30, 2016 to 38.7% in the nine months ended September 30, 2017 due to the factors described above.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 41.8% in the nine months ended September 30, 2016 to 42.3% in the nine months ended September 30, 2017. Personnel expenses were $847.8 million in the nine months ended September 30, 2017, up $59.0 million, or 7.5%, from $788.8 million in the nine months ended September 30, 2016. The impact of wage inflation, an approximately 2,700-person, or 4.4%, increase in our operational headcount, incremental expenses from acquisitions and higher stock-based compensation expense in the nine months ended September 30, 2017 compared to the same period in 2016 contributed to higher personnel expenses. These increases were partially offset by improved operational efficiencies and the favorable impact of foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues were approximately 17.3% in the nine months ended September 30, 2017, unchanged from the nine months ended September 30, 2016. Operational expenses were $346.3 million in the nine months ended September 30, 2017, up $20.4 million, or 6.2%, from the nine months ended September 30, 2016.  Higher infrastructure expenses and incremental expenses from acquisitions contributed to the increase in operational expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in operational expenses was partially offset by improved operational efficiencies, lower travel expenses and the favorable impact of foreign exchange.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues marginally decreased from 1.8% in the nine months ended September 30, 2016 to 1.7% in the nine months ended September 30, 2017. Depreciation and amortization expenses were $33.7 million in the nine months ended September 30, 2017, down $0.6 million, or 1.7%, from the nine months ended September 30, 2016. This marginal decrease was primarily due to an increase in fully depreciated assets since the nine months ended September 30, 2016 and the favorable impact of foreign exchange.

Selling, general and administrative expenses. The following table sets forth the components of our SG&A expenses:

	Nine months ended September 30,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$343.3	$371.9	18.2%	18.6%
Operational expenses	132.4	121.7	7.0	6.1
Depreciation and amortization	6.7	7.3	0.4	0.4
Selling, general and administrative expenses	$482.3	$500.9	25.5%	25.0%

SG&A expenses as a percentage of total net revenues decreased from 25.5% in the nine months ended September 30, 2016 to 25.0% in the nine months ended September 30, 2017. SG&A expenses were $500.9 million in the nine months ended September 30, 2017, up $18.5 million, or 3.8%, from the nine months ended September 30, 2016. Higher personnel expenses, higher infrastructure expenses, incremental expenses from acquisitions, investments in domain expertise and digital and analytics capabilities and an increase in marketing expenditures related to a branding update contributed to higher SG&A expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were partially offset by lower travel expenses, a lower reserve for doubtful receivables and the favorable impact of foreign exchange, primarily changes in the values of the Indian rupee and U.K. pound sterling against the U.S. dollar. Our sales and marketing expenses as a percentage of total net revenues decreased from approximately 7.0% in the nine months ended September 30, 2016 to approximately 6.6% in the nine months ended September 30, 2017.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 18.2% in the nine months ended September 30, 2016 to 18.6% in the nine months ended September 30, 2017. Personnel expenses as a component of SG&A expenses were $371.9 million in the nine months ended September 30, 2017, up $28.6 million, or 8.3%, from the nine months ended September 30, 2016. Wage inflation, investments in domain expertise and digital and analytics capabilities, incremental expenses from acquisitions and higher stock-based compensation expense resulted in higher personnel costs as a component of SG&A expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were partially offset by the favorable impact of foreign exchange.

Operational expenses. Operational expenses as a percentage of total net revenues decreased from 7.0% in the nine months ended September 30, 2016 to 6.1% in the nine months ended September 30, 2017. Operational expenses as a component of SG&A expenses were $121.7 million in the nine months ended September 30, 2017, down $10.7 million, or 8.1%, from the nine months ended September 30, 2016. This decrease is primarily due to decreased travel expenses, a lower reserve for doubtful receivables and the favorable impact of foreign exchange in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This decrease was partially offset by higher infrastructure expenses, incremental expenses from acquisitions and an increase in marketing expenditures related to a branding update.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4%, unchanged from the nine months ended September 30, 2016. Depreciation and amortization expenses were $7.3 million in the nine months ended September 30, 2017, up $0.7 million, or 10.1%, from the nine months ended September 30, 2016. This marginal increase was primarily due to the expansion of certain existing facilities in India, partially offset by the favorable impact of foreign exchange.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $25.8 million in the nine months ended September 30, 2017, up $6.0 million, or 30.4%, from the nine months ended September 30, 2016. This increase is primarily due to the amortization of intangibles acquired after the nine months ended September 30, 2016.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Other operating (income) expense	$(1.0)	$(7.1)	617.5%
Provision for impairment of intangible assets	11.2	—	(100.0)
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(15.0)	(1.4)	(90.6)
Other operating (income) expense, net	$(4.8)	$(8.5)	77.8%
Other operating (income) expense, net as a percentage of total net revenues	(0.3)%	(0.4)%

Other operating income, net of expenses, was $8.5 million in the nine months ended September 30, 2017, up $3.7 million from $4.8 million in the nine months ended September 30, 2016, primarily due to a $1.4 million gain in the nine months ended September 30, 2017 compared to a $15.0 million gain in the nine months ended September 30, 2016 as a result of changes in the fair value of earn-out consideration payable in connection with certain acquisitions. We also recorded $7.1 million in other operating income in the nine months ended September 30, 2017, primarily due to a gain on the sale of rights to certain real property and as a result of the reversal of certain liabilities, compared to $1.0 million in other operating income in the nine months ended September 30, 2016. Additionally, we recorded an $11.2 million non-recurring charge in the nine months ended September 30, 2016 relating to intangible assets, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Financial Statements” above. No such charge was recorded in the nine months ended September 30, 2017.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues was 12.8% in the nine months ended September 30, 2017, unchanged from the nine months ended September 30, 2016. Income from operations was $256.6 million in the nine months ended September 30, 2017, up $13.9 million from $242.7 million in the nine months ended September 30, 2016.

Foreign exchange (gains) losses, net. We recorded a net foreign exchange gain of $2.0 million in the nine months ended September 30, 2017, down from $3.2 million in the nine months ended September 30, 2016, primarily due to the re-measurement of non-functional currency assets and liabilities and related foreign exchange contracts, mainly resulting from the appreciation of the Indian rupee against the U.S. dollar in the nine months ended September 30, 2017 compared to the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar in the nine months ended September 30, 2016.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Interest income	$5.6	$4.5	(18.4)%
Interest expense	(16.7)	(28.6)	70.9
Interest income (expense), net	$(11.2)	$(24.1)	115.4%
Interest income (expense), net as a percentage of total net revenues	(0.6)%	(1.2)%

Our net interest expense was $24.1 million in the nine months ended September 30, 2017, up $12.9 million from $11.2 million in the nine months ended September 30, 2016, primarily due to an $11.9 million increase in interest expense in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The $11.9 million increase in interest expense is primarily due to (i) $6.6 million in interest on the senior notes we issued in March 2017, (ii) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (iii) higher drawdown on our revolving credit facility in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Our interest income decreased by $1.0 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to lower average account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt increased from 2.1% in the nine months ended September 30, 2016 to 2.8% in the nine months ended September 30, 2017.

Other income (expense), net. Our net other income was $9.0 million in the nine months ended September 30, 2017, up $1.8 million from $7.2 million in the nine months ended September 30, 2016. This increase is primarily due to a subsidy received by one of our Indian subsidiaries in the nine months ended September 30, 2017, partially offset by a $5.2 million provision for an expected loss on the divestiture of a non-strategic portion of our legacy IT support business in Europe in the nine months ended September 30, 2017 and a $5.2 million gain on the divestiture of our cloud-hosted technology platform for the Indian rural banking sector in the nine months ended September 30, 2016.

Equity-method investment activity, net. Equity-method investment activity, net primarily represents our share of loss in one of our non-consolidated affiliates that ceased to be a non-consolidating affiliate since June 30, 2017.

Income tax expense. Our income tax expense was $44.3 million in the nine months ended September 30, 2017, up $0.3 million from $44.0 million in the nine months ended September 30, 2016 (as restated due to the adoption of ASU No. 2016-09 in 2016 with effect from January 1, 2016), representing an effective tax rate of 18.4% in the nine months ended September 30, 2017, marginally down from 18.5% in the nine months ended September 30, 2016.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the profit or loss associated with the redeemable non-controlling interest in the operations of SSE in the nine months ended September 30, 2016, which we discuss in Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited common shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of net revenues decreased from 10.2% in the nine months ended September 30, 2016 to 9.8% in the nine months ended September 30, 2017. Net income attributable to our common shareholders was $196.0 million in the nine months ended September 30, 2017, up $2.6 million from $193.4 million in the nine months ended September 30, 2016.

Liquidity and Capital Resources

     Overview

Information about our financial position as of December 31, 2016 and September 30, 2017 is presented below:

	As of December 31, 2016	As of September 30, 2017	Percentage Change Increase/(Decrease)
	(dollars in millions)		2017 vs. 2016
Cash and cash equivalents	$422.6	$440.1	4.1%
Short-term borrowings	160.0	160.0	—
Long-term debt due within one year	39.2	39.2	0.1
Long-term debt other than the current portion	698.2	1,016.4	45.6
Genpact Limited total shareholders’ equity	$1,286.6	$1,314.4	2.2%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. As of September 30, 2017, the amount outstanding under the notes, net of debt amortization expense of $2.4 million, was $347.6 million, which is payable on April 1, 2022. We will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. For additional information, see Note 12—“Long-term debt” under Part I, Item 1—“Financial Statements” above.

In February 2017, our board of directors approved a dividend program under which we intend to pay a regular quarterly cash dividend of $0.06 per share to holders of our common shares, representing a planned annual dividend of $0.24 per share. On March 28, 2017, June 28, 2017 and September 21, 2017, we paid dividends of $0.06 per share, amounting to $12.0 million, $11.6 million and $11.6 million in the aggregate, to shareholders of record as of March 10, 2017, June 12, 2017 and September 8, 2017, respectively.

As of September 30, 2017, $434.4 million of our $440.1 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $15.2 million of this cash was held by a foreign subsidiary for which we expect to incur a tax liability and have accordingly accrued a deferred tax liability on the repatriation of $10.9 million of retained earnings. $84.3 million of the cash and cash equivalents held by our foreign subsidiaries is held in jurisdictions where no tax is expected to be imposed upon repatriation. We currently intend to permanently reinvest the remaining $334.9 million in cash and cash equivalents held by certain of our foreign subsidiaries.

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

During the nine months ended September 30, 2016, we purchased 9,615,323 of our common shares on the open market at a weighted average price of $25.23 per share for an aggregate cash amount of $242.6 million. During the nine months ended September 30, 2017, we made payments in an aggregate cash amount of $219.8 million toward share repurchases. Of this amount, we paid (i) $19.8 million to repurchase 808,293 of our common shares on the open market at a weighted average price of $24.48 per share, (ii) $160.0 million for the initial delivery of 6,578,947 of our common shares under the ASR agreement at a weighted average price of $24.32 per share, and (iii) $40.0 million for shares to be delivered to us at the final settlement of the transaction under the ASR agreement as described above. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$236.0	$263.7	11.7%
Investing activities	(95.6)	(332.9)	248.2
Financing activities	(169.6)	57.7	(134.0)
Net increase (decrease) in cash and cash equivalents	$(29.2)	$(11.4)	(60.9)%

Cash flows from operating activities. Net cash generated from operating activities was $263.7 million in the nine months ended September 30, 2017 compared to $236.0 million in the nine months ended September 30, 2016. This increase is primarily due to higher net income and improvements in net operating assets and liabilities in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, mainly driven by delays in invoicing by vendors, higher accruals and lower tax payments.

Cash flows from investing activities. Our net cash used for investing activities was $332.9 million in the nine months ended September 30, 2017, up $237.3 million from $95.6 million in the nine months ended September 30, 2016. This increase was primarily due to a $236.0 million increase in payments related to acquisitions consummated in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. For additional information, see Note 3—“Business Acquisitions” under Part I, Item 1—“Financial Statements” above. This increase was partially offset by a $9.3 million reduction in payments for purchases of property, plant and equipment (net of sales proceeds) in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Additionally, investments we made in a non-consolidated affiliate, which ceased to be a non-consolidating affiliate as of June 30, 2017, were $7.0 million lower in the nine months ended September 30, 2017 than in the nine months ended September 30, 2016.

Cash flows from financing activities. Our net cash generated from financing activities was $57.7 million in the nine months ended September 30, 2017, compared to net cash used for financing activities of $169.6 million in the nine months ended September 30, 2016. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. We also repaid $30.0 million in long-term debt payments in the nine months ended September 30, 2017 and 2016. We had proceeds from short-term borrowings of $275.0 million and $155.0 million in the nine months ended September 30, 2017 and 2016, respectively, of which $275.0 million and $61.5 million was repaid during the nine months ended September 30, 2017 and 2016, respectively. For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above. Additionally, proceeds in connection with the issuance of common shares under stock-based compensation plans (net of payments) were $2.5 million in the nine months ended September 30, 2017 compared to $12.3 million in the nine months ended September 30, 2016. Payments related to earn-out or deferred consideration were $4.8 million higher in the nine months ended September 30, 2017 than in the nine months ended September 30, 2016. In the nine months ended September 30, 2017, we paid cash dividends in an aggregate amount of $35.1 million. No dividends were paid in the nine months ended September 30, 2016. Payments for share repurchases were $219.8 million in the nine months ended September 30, 2017 compared to $242.6 million in the nine months ended September 30, 2016.

Financing Arrangements

In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2016 and September 30, 2017, our outstanding term loan debt, net of debt amortization expense of $2.7 million and $2.1 million, respectively, was $737.3 million and $708.0 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2016 and September 30, 2017, the limits available under such facilities were $15.4 million and $14.7 million, respectively, of which $11.0 million and $7.4 million, respectively, was utilized, constituting non-funded drawdown. As of both December 31, 2016 and September 30, 2017, a total of $161.0 million of our revolving credit facility was utilized, of which $160.0 million constituted funded drawdown and $1.0 million constituted non-funded drawdown in both periods.

In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348.5 million and an underwriting fee of approximately $1.5 million. In addition, there were other debt issuance related costs of $1.2 million. The total debt issuance cost of $2.6 million incurred in connection with the offering of the notes is being amortized over the life of the notes as additional interest expense. As of September 30, 2017, the amount outstanding under the notes, net of debt amortization expense of $2.4 million, was $347.6 million, which is payable on April 1, 2022 when the notes mature. For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2017:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,164.9	$71.6	$726.0	$367.3	$ —
— Principal payments	1,055.5	39.2	668.7	347.6	—
— Interest payments*	109.4	32.4	57.3	19.7	—
Short-term borrowings	161.1	161.1	—	—	—
— Principal payments	160.0	160.0	—	—	—
— Interest payments**	1.1	1.1	—	—	—
Capital leases	5.3	2.1	2.5	0.7	—
— Principal payments	4.3	1.5	2.2	0.6	—
— Interest payments	1.0	0.6	0.3	0.1	—
Operating leases	203.3	38.3	63.3	46.4	55.3
Purchase obligations	42.1	26.0	16.0	0.1	—
Capital commitments net of advances	6.2	6.2	—	—	—
Earn-out consideration	20.1	7.2	10.0	2.9	—
— Reporting date fair value	17.9	6.6	8.7	2.6	—
— Interest	2.2	0.6	1.3	0.3	—
Other liabilities	45.1	29.8	13.6	1.7	—
Total contractual obligations	$1,648.1	$342.3	$831.4	$419.1	$55.3

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of September 30, 2017, which excludes the impact of interest rate swaps. Interest payments on long-term debt include interest on our senior notes due in 2022 at a rate of 3.70% per annum, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of September 30, 2017 and our expectation for the repayment of such debt.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of September 30, 2017, we were party to interest rate swaps covering a total notional amount of $438.3 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 1.20%.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting during the quarterly period ended September 30, 2017, management excluded an evaluation of the internal controls over financial reporting in respect of any acquisition made in the nine months ended September 30, 2017. See Note 3 to the Unaudited Consolidated Financial Statements for a discussion of acquisitions consummated during such period.

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and September 30, 2017, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2016 and September 30, 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2016 and September 30, 2017, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest for the nine months ended September 30, 2016 and September 30, 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2017, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2017

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer