Form 10-K
period 2017-12-31
Genpact LTD
filed 2018-03-01
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $3,746,275,838, based on the closing price of the registrant’s common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $27.83 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

As of February 16, 2018, there were 193,479,240 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

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
•

our dependence on favorable policies and tax laws that may be changed or amended, including as a result of recently adopted tax legislation in the United States, the overall impact of which on us we are currently unable to determine;

•	our ability to maintain the security and confidentiality of personal and other sensitive data of our clients, employees or others;
•	our dependence on favorable tax legislation and tax policies that may be amended in a manner adverse to us or be unavailable to us in the future;
•	our ability to successfully consummate or integrate strategic acquisitions;
•	our ability to maintain pricing and asset utilization rates;
•	our ability to hire and retain enough qualified employees to support our operations;
•	increases in wages in locations in which we have operations;

•	our relative dependence on the General Electric Company (GE) and our ability to maintain our relationships with divested GE businesses;
•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR, and changes to our credit ratings;
•

our ability to meet our corporate funding needs, pay dividends and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;

•	restrictions on visas for our employees traveling to North America and Europe;
•

fluctuations in currency exchange rates between the U.S. dollar, Australian dollar, Chinese renminbi, euro, Indian rupee, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Romanian leu, and U.K. pound sterling;

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

In this Annual Report on Form 10-K, we use the terms “Genpact,” “Company,” “we” and “us” to refer to Genpact Limited and its subsidiaries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

PART I

Item 1. Business

About Genpact

Genpact is a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients.  We have more than 78,000 employees serving clients in key industry verticals from more than 20 countries. Our 2017 total net revenues were $2.74 billion.

In 2017, we continued to implement a strategy focused on differentiating our solutions, growing our expertise in key industries and geographic markets, and deepening our client relationships.  We made several strategic acquisitions in 2017 and continued to invest in our people, our solutions – in particular our digital capabilities – and our brand.

Domain-led digital transformation

Our clients are experiencing an increasingly complex business environment, driven by an explosion in technology opportunities, new and disruptive competitors, and shifting market dynamics.  Many companies need to reimagine their business models and adapt to rapid change.

These companies are seeking partners that can help them not only improve productivity and manage costs, but achieve business outcomes that create competitive advantage—such as expanding market share, improving customer experience, and minimizing risk and loss.  We believe that our digitally-enabled approach to business transformation, grounded in our deep domain and process expertise, differentiates us from our competitors.

We enable domain-led digital transformation for our clients primarily in two ways: designing and running Intelligent OperationsSM and providing digital-led solutions.

Intelligent Operations

Our Intelligent Operations embed digital and advanced analytics into our business process outsourcing (BPO) solutions to automate and transform our clients’ operations. This allows enterprises to be more flexible and helps them focus on what they need to do to better compete in their industries.

Digital-led Solutions

Across our key industry verticals, our digital-led solutions include technologies such as artificial intelligence, or AI, robotic process automation, dynamic workflow, mobility, and design thinking.

We use our Smart Enterprise ProcessesSM (SEP) —a patented and highly granular approach to dramatically improving the performance of business processes – to help our clients make their business processes more efficient and effective. SEPs, and their more recent evolution, Digital SEPs, combine Lean Six Sigma methodologies – which reduce waste and inefficiency and improve process quality – with design-thinking principles and our deep expertise in how businesses run.  Our SEPs test the effectiveness of client processes using best-in-class benchmarks we have developed by mapping and analyzing hundreds of millions of client transactions across thousands of end-to-end business processes. In this way, we identify opportunities for improving client processes and technologies, and we apply our deep process knowledge, process-centric technology and digital products to transform them. The result: a customized, client-specific roadmap for maximizing process effectiveness.

Our Digital SEPs build on our SEP framework by adding domain-specific digital products and solutions that draw on our expertise in mobility, cloud, workflow, advanced visualization, robotics, and machine learning.

In 2017 we launched Genpact Cora, an automation to AI-based platform that integrates our proprietary automation, analytics, and AI technologies into a single unified platform, drawing insights from our deep domain and operations expertise.  Genpact Cora has a modular, interconnected mesh of technologies that help our clients hone in on their specific operational business challenges and tackle them from beginning to end.

Our Lean DigitalSM Innovation Centers help clients learn about new digital solutions that can address their specific business needs. Our innovation centers bring together clients, partners, and other industry leaders for brainstorming and hackathon-style workshops. As part of this process, we use design thinking to make the most of human capabilities, domain expertise, and innovative technology to create solutions that quickly and aptly address business needs. The result is often a quick-turnaround prototype that clients can install and test in their own environments.

Industries we serve

We work with clients across our chosen industry verticals, which are areas in which we believe we have deep industry acumen.

Banking and financial services

Our clients in this vertical include retail and commercial banks, mortgage lenders, equipment and lease financing providers, investment banks and other financial services companies.  Our services for these clients include application processing, collections and customer services, equipment and auto loan servicing, mortgage origination and servicing, risk management and compliance services, reporting and monitoring services, source to pay, and wealth management operations support.

Capital markets

Our clients in this vertical include investment banks, wealth and asset management firms, broker/dealers, exchanges, clearing and settlement organizations and other financial enterprises.  Our services for these clients include end-to-end information technology services, application development and maintenance, managed services, risk management and compliance services, and consulting.

Consumer goods

Our clients in this vertical include companies in the food and beverage, household goods, apparel, personal goods and consumer health industries as well as grocery chains and other retailers.  The services we provide to these clients include supply chain management, order management, trade promotion optimization, and supplier risk management.

Healthcare

Our clients in this vertical include healthcare payers (health insurers) and providers and pharmacy benefit managers.  The services we provide in this vertical help our clients manage the end-to-end lifecycle of a claim, from claims processing and adjudication to claims recovery and payment integrity.

High-tech

Our clients in this vertical include companies in the electronics, software, technology and telecommunications sectors. The services we provide to these clients include industry-specific solutions for the Industrial Internet of Things (IIoT), order and supply chain management, and risk management.

Infrastructure, manufacturing and services

Our clients in this vertical include companies in the automotive, chemicals, energy, hospitality, manufacturing, media and entertainment, and transportation and logistics sectors.  Our solutions for these clients include industry-specific solutions for the IIoT, aftermarket services support, industrial asset optimization, engineering services covering the complete product lifecycle from concept to release and sustaining engineering, supply chain management, direct procurement and logistics services.

Insurance

Our services for clients in the insurance industry – such as property and casualty insurers, life and annuities insurers, and reinsurance providers – include underwriting, claims management, risk and catastrophe modelling, and customer segmentation and loyalty.

Life sciences

Our clients in this vertical include pharmaceutical, medical technology and biotechnology companies.  Our services for these clients include regulatory affairs services, such as lifecycle management, regulatory operations, Chemistry Manufacturing Controls compliance, safety and pharmacovigilance, and regulatory information management.

Our service offerings

For clients across our chosen industry verticals, we offer the following professional services:

•	Finance and accounting services
•	Transformation services
•	Core operations
•	Sourcing and procurement services
•	IT services

Finance and accounting

We believe we are one of the world’s premier providers of financial and accounting services. Our services in this area include:

•	Accounts payable: Document management, invoice processing, approval and resolution management, and travel and expense processing.
•	Over-the counter services: Customer master data management, credit and contract management, fulfillment, billing, collections, and dispute management services.
•	Record to report: Accounting, treasury, tax services, product cost accounting, and closing and reporting, including SEC and regulatory reporting.
•	Enterprise performance management: Budgeting, forecasting, and business performance reporting.
•	Enterprise risk and compliance: Operational risk and controls across a wide range of regulatory environments.

Transformation services

Our transformation services include our digital products, consulting services, and analytics offerings.

Digital: Through our portfolio of digital products, we help our clients harness the power of digital. Our Genpact Cora platform helps us design and implement our digital solutions, making use of advanced technologies, including robotic process automation, AI, data engineering, and analytics.

Consulting: Our consulting practice, which includes digital experts, helps clients:

•	Get a complete picture of how they run their operations across their organization.
•	Measure how their operating processes compare to industry best practices.
•	Create custom roadmaps to help them meet their business goals.
•	Train client teams to execute on our recommendations.

Analytics: We use advanced analytics and data engineering to help our clients make timely, informed and fact-based decisions. We offer analytics services in areas where we have domain expertise, both on a standalone basis and embedded in our other service offerings. We use quantitative and qualitative methods to analyze a client’s data to help them assess new business opportunities, manage risk, and make better business decisions. Our innovation centers in Bangalore, India and Palo Alto, California bring our clients, partners, and other industry experts together to design and develop new ideas.

Core industry operations

We help our clients design, transform and run core enterprise operations specific to their industries. On the foundation of domain expertise embedded in our SEP frameworks, we use our Lean Digital approach to leverage digital technologies and specialized analytics to power Intelligent Operations. We support our clients’ core operations in all of our chosen industry verticals.

Sourcing and procurement

We offer direct and indirect strategic sourcing, category management, spend analytics, procurement operations, master data management, and other procurement and supply chain advisory services.

We use our expertise in this area to help clients transform and run sourcing strategies across expense categories, drive process compliance and realize significant cost reduction in their businesses. Using our Lean Digital approach, we help clients improve productivity and their customers’ experiences by:

•	Improving sourcing and procurement processes.
•	Optimizing inventory management and the overall supply chain.
•	Automating processes, such as order management.
•	Integrating separate technology systems and analyzing disparate data sources.
•	Providing a single dashboard to see metrics in one place.

IT services

Our IT services include end-user computing, infrastructure management, application production support, and database management. We provide support in more than 25 languages with a global footprint of native speakers.

Monitoring and management: We help our clients monitor and manage their data centers, servers, storage, emails, networks, databases, applications, and end-user devices. Our network of Remote Operations Centers offers 24/7 infrastructure monitoring and management. To continuously reduce defects, we use our proprietary SEP framework, Service Disruption to Restore, along with our accelerators and IP frameworks.

Infrastructure management: We offer cloud infrastructure services, IT service integration and management and cybersecurity services. Our approach helps our clients maximize the impact that business processes have on business outcomes – while limiting capital expenditures, risk, complexity, and time-to-benefit.

Business intelligence and data warehousing: Our enterprise data management, data warehousing, and business intelligence solutions leverage our deep domain and process expertise, strong partner relationships, and rich experience of supporting our clients. We help clients with business intelligence and big data, enterprise resource planning, quality assurance, technology integration, and business intelligence reporting. We also have significant expertise in Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle, SAP, and Microsoft.

Our clients

We serve more than 700 clients across many industries and geographies. Our clients include some of the biggest brands in the world, many of which are leaders in their industries.

GE

GE has been our largest client since our inception and accounted for $269 million, or approximately 9.8%, of our total net revenues in 2017. We serve most of GE’s business units, including GE Aviation, Baker Hughes GE, GE Corporate, GE Current, GE Digital, GE Healthcare, GE Industrial Finance, GE Power, GE Renewables and GE Transportation.

We provide broad services to GE across all of our service offerings. Though we have a single master services agreement (MSA) with GE, any commitments with respect to services we may perform for GE are set forth in statements of work (SOWs) and purchase orders that we may enter into with individual GE business units from time to time. These SOWs and purchase orders cover in more detail the type of work to be performed and the associated amounts to be billed. In general, each GE business unit decides whether to enter into a SOW or purchase order with us and on what terms it will do so. Therefore, although some decisions may be made centrally at GE, our revenues from GE come from many different businesses, each with its own leader who makes decisions about our services.

Global clients

We serve about one fifth of the Fortune Global 500, including clients such as Abbott, Boeing, Citigroup, GlaxoSmithKline, Ironshore, Mondelez, PayPal, Sanofi and Wells Fargo.

Our net revenues from Global Clients, which include all clients other than GE, have grown from $1.4 billion in 2012 to $2.47 billion in 2017, representing a compound annual growth rate of 12%. Our net revenues from Global Clients as a percentage of total net revenues increased from approximately 75% in 2012 to approximately 90% in 2017.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classification of Certain Net Revenues.”

Our contracts with clients generally take the form of an MSA, which is a framework agreement that we then supplement with SOWs. Our MSAs specify the general terms that apply to the services we will provide. For more about our contracting frameworks, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

Our people

Our people are critical to the success of our business.  We have created, and constantly reinforce, a culture that emphasizes collaboration, innovation, process improvement, and dedication to our clients.  We seek to attract, retain and develop employees who exhibit our core values – curiosity, incisiveness and courage – and who uphold our dedication to integrity consistent with our Code of Ethical Business Conduct. We are committed to the career development of our employees, and our increasingly mobile, agile and inclusive learning infrastructure supports focused and meaningful technical, functional, industry-specific, managerial, and leadership skill development for our employees based on their roles and levels. Our performance management approach supports our career philosophy by encouraging employees to reflect on their performance, set challenging goals, identify their development needs and find relevant learning and training opportunities.

As of December 31, 2017, we had approximately 78,000 employees working in more than 20 countries.

Partnerships and alliances

We have entered into and continue to pursue alliances with companies whose solutions complement ours. Together, we work to enhance our existing solutions or create new solutions to meet market needs.

Our alliances generally fall into one of the following categories:

•	Joint ventures
•	Strategic, go-to-market alliances
•	Deal-specific relationships to jointly solve a specific issue for a client
•	Digital and other “white label” embedded technology-based relationships

We have three primary types of partners: consulting partners, digital partners, and solution partners. Our digital and solution partnerships aim to nurture relationships with established and emerging players and start-ups. These potential partners specialize in leading-edge disruptive digital technologies and solutions that we can embed into our offerings or proactively bring to market.

Corporate social responsibility

Genpact’s approach to corporate social responsibility focuses on three pillars that reflect our strengths, core expertise, and causes that our employees care about:

•	Education and employability
•	Sustainability
•	Gender diversity and inclusion

We foster a culture of giving and volunteering through several global platforms, projects, and social initiatives. Our more than 20,000 employee volunteers have, among other things, helped underprivileged children get better access to education, assisted unemployed women in developing job skills and finding jobs, and worked on projects to help improve infrastructure and education in the communities in which we work and live.  Additionally, more than 14,000 of our employees participate in our payroll-based charitable donation programs.

Sales and marketing

We market our services to both existing and potential clients through our business development team and our global relationship managers. Members of this team are based around the globe, including in the United States, Europe, Australia and Asia, and dedicate their time to expanding the services we provide to our existing clients as well as acquiring new clients.

We have designated client partners and global relationship managers for each of our strategic relationships. The relationship manager is supported by digital and analytics, process improvement, quality, transition, finance, human resources, information technology and industry/product subject matter expert teams to ensure the best possible solution is provided to our clients. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as the Net Promoter Score. Our sales force is primarily organized by industry vertical teams that are supported by horizontal service offerings.

The length of our selling cycle varies depending on the type of engagement. The sales cycle for project work is much shorter than the sales cycle for a large business process engagement. Our efforts may begin in response to our lead generation program, a perceived opportunity, a reference by an existing client, a request for proposal or otherwise. In addition to our business development personnel, the sales effort involves people from the relevant service areas, people familiar with that prospective client’s industry and business leaders. We may expend substantial time and resources in securing new business. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues.”

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

Global delivery

We serve our clients using our global network of 73 delivery centers in 16 countries. We have delivery centers in Australia, Brazil, China, Guatemala, India, Israel, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Romania, Slovakia, the United Kingdom, and the United States. We also have many employees who work with our clients either onsite or virtually, which offers flexibility for both clients and employees.  As of December 31, 2017, we offered services in more than 30 languages.

With this global network, we are able to manage complex processes around the world. We use different locations for different types of services depending on client needs and the mix of skills and cost of employees at each location.

Our presence around the world gives us:

•	multilingual capabilities;
•	access to a larger talent pool;
•	“near-shoring” capabilities to take advantage of time zones; and
•	the ability to offer services from the United States.

We also regularly look for new places to open delivery centers and offices, both in new countries or new cities in countries where we already have a presence. Before we choose a new location, we consider several factors, such as the talent pool, infrastructure, government support, operating costs, and client demand.

Service delivery model

We seek to be a seamless extension of our clients’ operations. To that end, we developed the Genpact Virtual CaptiveSM service delivery model, in which we create a virtual extension of our clients’ teams and environments. Our clients get dedicated employees and management, as well as dedicated infrastructure at our delivery centers. We also train our teams in our clients’ cultures, processes, and business environments.

Intellectual Property

The solutions we offer our clients often include a range of proprietary methodologies, software, and reusable knowledge capital. We also develop intellectual property in the course of our business and our agreements with our clients regulate the ownership of such intellectual property. We seek to protect our intellectual property through various means, including by agreement and applications for patents, trademarks, service marks, copyrights and domain names. Some of our intellectual property rights are trade secrets and relate to proprietary business process enhancements.

At times, we use third-party and client software platforms and systems to provide our services. Our agreements with our clients normally include a license to use the client’s proprietary systems to provide our services. Clients authorize us to access and use third party software licenses held by the client so that we may provide our services.

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

Regulation

We are subject to regulation in many jurisdictions around the world as a result of the complexity of our operations and services, particularly in the countries where we have operations and where we deliver services. We are also subject to regulation by regional bodies such as the European Union, or EU.

In addition, the terms of our service contracts typically require that we comply with applicable laws and regulations. In some of our service contracts, we are contractually required to comply even if such laws and regulations apply to our clients, but not to us, and sometimes our clients require us to take specific steps intended to make it easier for our clients to comply with requirements that are applicable to them. In some of our service contracts, our clients undertake the responsibility to inform us about laws and regulations that may apply to us in jurisdictions in which they are located.

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

We are affected by laws and regulations in the United States, the United Kingdom, the EU and its member states, and other countries in which we do business that are intended to limit the impact of outsourcing on employees in those jurisdictions, and changes to laws and regulations in such jurisdictions that are occasionally proposed may, if enacted, impose changes that further restrict or discourage offshore outsourcing or otherwise harm our business.  See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

Our collection, use, disclosure and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. In the United States, personal information is subject to numerous federal and state laws and regulations relating to privacy, data security, and breach notification, including, for example, the Gramm-Leach-Bliley Act, Health Insurance Portability and Accountability Act, Federal Trade Commission Act, Family Educational Rights and Privacy Act, Communications Act, and Electronic Communications Privacy Act. Related laws and regulations govern our direct marketing activities and our use of personal information for direct marketing, including the Telemarketing and Consumer Fraud and Abuse Prevention Act, Telemarketing Sales Rule, Telephone Consumer Protection Act and rules promulgated by the Federal Communications Commission, and CAN-SPAM Act. In the EU, a new, comprehensive General Data Protection Regulation (the “GDPR”) will supersede EU member states’ national protection laws and will add privacy and data security compliance obligations and increase penalties for noncompliance, effective in May 2018. In particular, the GDPR will introduce numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines, with potential fines for violations of certain provisions of GDPR reaching as high as 4% of a company’s annual total revenue and potentially including the revenue of a company’s international affiliates. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations.  As privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.  For example, there are evolving laws and regulations in India protecting the use of personal information that could impact our engagements with clients, vendors and employees in India.

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

Because of our mortgage origination activities in the United States, in addition to the applicable regulations listed above, we may also be subject to laws such as the Secure and Fair Enforcement for Mortgage Licensing Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Homeowners Protection Act, and the Home Mortgage Disclosure Act and by regulatory bodies such as the U.S. Department of Housing and Urban Development. We currently hold mortgage-related licenses, registrations or letters of exemption from licensing in all 50 U.S. states and the District of Columbia and are regulated by each applicable state regulatory agency.

Because of our insurance processing activities in the United States, we are currently licensed as a third-party administrator in 41 states and are regulated by the department of insurance in each such state. In two other states, we qualify for regulatory exemption from licensing based on the insurance processing activities we provide.

In the United States, we are subject to laws and regulations governing foreign trade, such as export control, customs and sanctions regulations maintained by government bodies such as the Commerce Department’s Bureau of Industry and Security, the State Department’s Directorate of Defense Trade Controls and the Treasury Department’s Office of Foreign Assets Control, and Homeland Security Department’s Bureau of Customs and Border Protection.

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

Organizational structure

We conduct our business primarily through direct and indirect subsidiaries of our parent company, Genpact Limited, which is a Bermuda exempted limited company.

Our business was initially conducted through various entities and divisions of GE. We began operating as an independent company in 2004, when GE spun off our operations and sold indirect interests in us to our initial investors. In 2007, we completed our initial public offering. In 2012, affiliates of Bain Capital Investors, LLC, or Bain Capital, acquired the majority of the remaining interests held by our initial investors. As of December 31, 2017, Bain Capital (through its affiliates) owned approximately 21% of our outstanding equity.

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

Executive Officers

The following table sets forth information concerning our executive officers as of February 15, 2018:

Name	Age	Position(s)
N.V. Tyagarajan	56	President, Chief Executive Officer and Director
Edward Fitzpatrick	51	Chief Financial Officer
Patrick Cogny	51	Senior Vice President, Infrastructure, Manufacturing & Services and High Tech
Victor Guaglianone	62	Senior Vice President, General Counsel and Corporate Secretary
Piyush Mehta	49	Senior Vice President, Chief Human Resources Officer
Arvinder Singh	53	Senior Vice President, Capital Markets and IT Services

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

Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital- and cloud-related offerings, which are continually evolving as developments such as AI, automation, Internet of Things and as-a-service solutions are commercialized. Technological developments such as these may materially affect the cost and use of technology by our clients and, in the case of as-a-service solutions, could affect the nature of how we generate revenue. Some of these technologies, such as cloud-based services, AI and automation, and others that may emerge, have reduced and replaced some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall.

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

In the United States, federal and state measures aimed at limiting or restricting offshore outsourcing have been occasionally proposed and enacted.   In addition, public figures in the United States, including the current  President,  members of his administration and other elected officials, continue to suggest that U.S. businesses be subjected to tax or other adverse consequences for outsourcing, with incentives for returning outsourced operations to the United States, although it is not known what specific measures might be proposed or how they would be implemented and enforced, or whether emerging or enacted tax reform or other near-term Congressional action will affect companies’ outsourcing practices.  There can be no assurance that pending or future legislation or executive action in the United States that would significantly adversely affect our business, results of operations, and financial condition will not be enacted.

Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other country in which we have clients restricting the performance of business process services from an offshore location or imposing burdens on companies that outsource data processing functions could also have a material adverse effect on our business, results of operations and financial condition. For example, evolving EU cloud computing standards and regulations and proposed taxes on outsourced data center activities or new EU and Japanese regulations on international transfers of personal data may limit or restrict our operations, or make them more costly. Moreover, legislation enacted in the United Kingdom and by many EU countries, provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that outsourcing, if the dismissals resulted solely or principally from the outsourcing, are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the United Kingdom and other EU countries who have adopted similar laws who transfer business to us.

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

In particular, our collection, use, disclosure, and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. Changes in these laws and regulations and inconsistencies in the standards that apply to our business in different jurisdictions may impose significant compliance costs, reduce the efficiency of our operations, and expose us to enforcement risks. In the EU, a new, comprehensive General Data Protection Regulation (the “GDPR”) will supersede EU member states’ national protection laws and will add privacy and data security compliance obligations and increase penalties for noncompliance, effective in May 2018. In particular, the GDPR will introduce numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines, with potential fines for violations of certain provisions of GDPR reaching as high as 4% of a company’s annual total revenue and potentially including the revenue of a company’s international affiliates. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations.  As privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.  For example, there are evolving laws and regulations in India protecting the use of personal information that could impact our engagements with clients, vendors and employees in India.

In addition, in many parts of the world, including countries in which we operate and/or seek to expand, common practices in the local business community might not conform to international business standards and could violate anticorruption laws or regulations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010. Our employees, subcontractors, agents, joint venture partners, the companies we acquire and their employees, subcontractors and agents, and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, any of which could materially adversely affect our business, including our results of operations and our reputation.

We could be liable to our clients or others for damages, subject to criminal liability, and our reputation could be damaged, if our information systems are breached or confidential or sensitive client or employee data is compromised.

We are often required to collect, process and store proprietary, personally identifying or other sensitive or confidential client data in the operation of our business or in connection with the services we provide under our contracts, including, for example, names, address, social security numbers, personal health information, credit card account numbers, payment history records, and checking and savings account numbers. In addition, we collect and store data regarding our employees and contractors. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate as well as the countries of residence of the persons whose data we process. If any person, including any of our current or former employees or contractors, negligently disregards or intentionally breaches our or our clients’ established controls with respect to sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

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

The threat of incursion into our information systems and technology infrastructure has increased and evolved in recent years with the increasing number and sophistication of third parties who have hacked, attacked, disrupted or otherwise invaded information systems of other companies and have misappropriated or disclosed data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, whether through breach of our computer systems, systems failure or otherwise, the market perception of the effectiveness of our security measures and our reputation could be harmed and we could lose existing or potential customers. Our clients, suppliers, subcontractors, and other third parties with whom we do business, including in particular cloud service providers, generally face similar cybersecurity threats, and in some cases we must rely on the safeguards adopted by these parties. We may also be liable to our clients or others for damages caused by disclosure of confidential information or system failures. Many of our contracts do not limit our potential liability for breaches of confidentiality. We may also be subject to civil actions and criminal prosecution by governments or government agencies for breaches relating to such data. Our insurance coverage or indemnification protections for breaches or mismanagement of such data may not be adequate to cover all costs related to data loss, cybersecurity attacks, or disruptions resulting from such events, or they may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims. The impact of these cybersecurity attacks, data losses, and other security breaches cannot be predicted, but any such attack, loss or breach could disrupt our operations, or the operations of our clients, suppliers, subcontractors, or other third parties.   Incidents of this type could require significant management attention and resources, could result in the loss of business, regulatory enforcement and financial liability, and could harm our reputation among our clients and the public, any of which could have a material adverse impact on our financial condition, results of operation, or liquidity.

Tax matters may have an adverse effect on our operations, effective tax rate and financial condition.

We are subject to income taxes in the United States and in numerous foreign jurisdictions, notably in India where we have substantial operations. Our provision for income taxes, actual tax expense and cash tax liability could be adversely affected by a variety of factors including, but not limited to, lower income before taxes generated in countries with lower tax rates; higher income generated in countries with higher tax rates; changes in tax laws and regulations or in applicable income tax treaties; changes in accounting principles or interpretations thereof or in the valuation of deferred tax assets and liabilities; the possible disappearance or expiration of certain tax concessions that we have enjoyed in prior years; and adverse outcomes of tax examinations and pending tax-related litigation. Any of these factors could have a material adverse effect on our operations, effective tax rate and financial condition.

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

In addition, the Government of India issued assessment orders to us in 2014, 2015 and 2016 seeking to assess tax on certain transactions that occurred in 2009, 2010 and 2013. We do not believe that the transactions should be subject to tax in India under applicable law, including due to the relief provided under the Mauritius-India treaty, and have accordingly filed appeals.  Our appeal in respect of tax year 2010 has been resolved in our favor. We have received demands for potential tax claims resulting from assessments related to tax years 2009 and 2013 in an aggregate amount of $168 million, including interest. To date, we have paid a total of $25 million toward these demands to the Indian tax authority under protest, and may be required to pay the remainder of the demands pending resolution of the matter. There is no assurance that we will prevail in this matter or similar transactions, including where we have relied on the Mauritius-India treaty, and a final determination of tax in the amounts claimed could have a material adverse effect on our operations, effective tax rate and financial condition

More generally, the Indian tax authorities may claim that Indian tax is owed with respect to certain of our transactions, such as our acquisitions (including our subsidiaries organized under Indian law or owning assets located in India), internal reorganizations and the sale of our shares in public offerings or otherwise by our existing significant shareholders, in which indirect transfers of Indian subsidiaries or assets are involved. Those authorities may seek to impose tax on us directly or as a withholding agent or representative assessee of the seller in these or other transactions.

Furthermore, there is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development (OECD) and the EU to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting (BEPS) initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package will require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefitted taxpayers in particular cases.

In addition, in December 2017, the Tax Cuts and Jobs Act was passed by the U.S. Congress and signed into law by President Trump, bringing about far-ranging changes to the existing corporate tax system. This legislation establishes a territorial-style system for taxing foreign-source income of multinational corporations and, among other items and with varying effective dates, includes changes to U.S. federal tax rates, an additional minimum tax measured in part by “base erosion payments” involving certain members of affiliated groups, significant additional limitations on the deductibility of interest, the modification of constructive ownership rules used to determine the status of certain non-U.S. companies as “controlled foreign corporations,” and changes to the rules governing taxable and tax-free cross-border transfers of intangible property. Many of the provisions in this legislation are unclear or incomplete in their application, with significant guidance required from the U.S. tax authorities that has not yet been provided.  Although we are unable at this time to determine the overall impact that this legislation will have on our effective tax rate or business practices and operations, our tax liability may materially increase as a result of this legislation. Other legislative and regulatory proposals may also affect our tax position or our business practices and operations, depending on whether and in what form they may ultimately take effect.  See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

Although we monitor these developments, it is very difficult to assess to what extent recent changes and other proposals, if enacted, may be implemented in the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to their unpredictability and interdependency. As these and other tax laws and related regulations and practices change, those changes could have a material adverse effect on our operations, effective tax rate and financial condition.

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

GE accounts for a significant portion of our revenues and any material loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.

Historically, we have derived a significant portion of our revenues from GE. In 2015, 2016 and 2017, GE accounted for 18.7%, 13.9% and 9.8% of our revenues, respectively. As a result of GE’s divestment of a significant portion of its GE Capital business, our services for GE have declined and we expect that our services for GE will continue to decline if GE pursues further divestitures. We intend to continue to make efforts to procure contracts with respect to the divested businesses; however, there can be no assurance that we will be able to procure any such contracts or that such contracts would be on favorable terms. Under our current master services agreement, or MSA, with GE, effective January 1, 2017, GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is not required to purchase a minimum amount of services from us.  In addition, GE has the right to terminate the MSA or any statement of work in whole or in part for any reason by providing us 30 days’ notice. As a result of the foregoing, we expect that our revenues from GE will be more volatile in the future and that this volatility could have a material adverse effect on our business, results of operations and financial condition.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenues” for further information regarding our MSA with GE.

We expect that our business with GE will continue to come from a variety of GE’s businesses and that, in general, GE’s decisions to use our services will continue to be made by a number of people within GE. Therefore, although some decisions may be made centrally at GE, we expect that the total level of business we receive will continue to depend on the decisions of the various operating managers of such businesses. Finally, there can be no assurance that GE will not establish its own business unit to provide English-language business process services from low-wage countries or otherwise compete with us.  Any of the foregoing events could have a material adverse effect on our business, results of operations and financial condition.

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

In 2017, more than 65% of our revenues were derived from clients based in North America and more than 1o% of our revenues were derived from clients based in Europe. Additionally, in 2017, more than 40% of our revenues were derived from clients in the financial services industry, which includes insurance.

A number of factors could adversely affect our ability to do business in the United States or Europe, which could in turn have a material adverse effect on our business, results of operations and financial condition. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the

European Union in a national referendum, or the Brexit Referendum. The Brexit Referendum has created political and economic uncertainty about the future relationship between the United Kingdom and the European Union and as to whether any other European countries may similarly seek to exit the European Union. We have operations in the United Kingdom and a number of countries in the EU and our global operations serve clients with operations in these regions, and as a result our business, financial condition and results of operations may be impacted by such uncertainty.

Furthermore, any deterioration in economic activity in the United States or Europe could adversely affect demand for our services, thus reducing our revenue. Increased regulation, changes in existing regulation or increased government intervention in the industries in which our clients operate may adversely affect growth in such industries and therefore have an adverse impact on our revenues.

We may face difficulties in providing end-to-end business solutions or delivering complex and large projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business.

We continue to expand the nature and scope of our engagements, including by incorporating digital solutions that use social, mobility, big data and cloud-based technologies. Our ability to effectively offer a wide range of business solutions depends on our ability to attract existing or new clients to new service offerings, and the market for our solutions is highly competitive. We cannot be certain that our new service offerings, particularly our digital offerings, will effectively meet client needs or that we will be able to attract clients to these service offerings. The complexity of our new service offerings, our inexperience in developing or implementing them, and significant competition in the markets for these services may affect our ability to market these services successfully. In addition, the breadth of our existing service offerings continues to result in larger and more complex projects with our clients, which have risks associated with their scope and complexities. Our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages. Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our profitability.

Our partnerships, alliances and relationships with third-party suppliers and   contractors and other third parties with whom we do business expose us to a variety of risks that could have a material adverse effect on our business.

Our partnerships and alliances and our relationships with a variety of third parties, including suppliers, contractors and others, expose us to a variety of risks that could have a material adverse effect on our business, and we may not be successful in mitigating such risks. Our operations depend on our ability to anticipate our needs for products and services, as well as our suppliers’ ability to deliver sufficient quantities and quality of products and services at reasonable prices and in time for us to meet commitments for the delivery of our own services.  In addition, we must adequately address quality issues associated with our services, including with respect to any third-party components to our services.  Any performance failure on the part of our partners or the third parties with whom we do business could delay our performance of client deliverables, which could deprive us of potential revenue.  Additionally, our partners, third-party suppliers and contractors and other third parties with whom we do business may not be able to comply with current good business practices or applicable laws or regulatory requirements. Our failure, or the failure of such third parties, to comply with applicable laws and regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties and criminal prosecutions, any of which could significantly and adversely affect our business.

We may have limited control over the amount and timing of resources that our partners and third parties with whom we do business dedicate to their arrangements with us. Our ability to generate revenues from these arrangements will depend on our partners’ or other third parties’ desire and ability to successfully perform the functions assigned to them in these arrangements.  Further, certain of our suppliers, partners and other contractors may decide to discontinue conducting business with us.

In addition, we are a party to a number of license agreements with third parties and expect to enter into additional licenses in the future. Our existing licenses impose, and we expect that future licenses will impose, various obligations and restrictions on us. If we fail to comply with these obligations and restrictions, the licensor may have the right to terminate the license, in which event we might not be able to market any product or service that is covered by these agreements, which could materially adversely affect our business. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or cause us to lose rights in important intellectual property or technology.

Any of the foregoing may prevent us from working with our partners or third parties with whom we do business and could subject us to losses, affect our ability to bring products and services to market, cause us to fail to satisfy our client obligations and harm our reputation.

We may fail to attract and retain enough qualified employees to support our operations.

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—“Business—Our People.” In 2017, our attrition rate for all employees who were employed for a day or more was approximately 26%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2017 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

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

Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, UK pounds sterling, the Australian dollar, the Japanese yen and the Indian rupee. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, Romanian lei, euros, UK pounds sterling, Philippine pesos, Japanese yen, Polish zloty, Mexican pesos, Guatemalan quetzals and the South African rand. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee, the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

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

Our business depends on the ability of our employees to obtain the necessary visas and entry permits to do business in the countries where our clients and, in some cases, our delivery centers, are located. In recent years, in response to terrorist attacks, global unrest and political rhetoric, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting visas. If further terrorist attacks occur, global unrest intensifies, or political rhetoric continues, then obtaining visas for our personnel may become even more difficult. Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas. Countries where our clients may be located, including the United States, may through legislation or regulation restrict the number of visas or entry permits available.  In general, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions, terrorist attacks or other events.  In addition, there is currently uncertainty with respect to immigration laws and standards in the United States due to legislation introduced in Congress and policy changes  suggested and adopted by the current U.S. President and members of his administration.  Current U.S. efforts to reduce the number of first-time and renewal H-1B and H-4 visas could result in fewer employees eligible to work for us in the United States under those programs, as could executive actions that prohibit citizens of designated countries from emigrating to and/or working in the United States.  It is not currently known what, if any, other such visa restrictions might be proposed or how they would be implemented or enforced.

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

On June 30, 2015, we entered into a five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The credit agreement provides for an $800 million term credit facility and a $350 million revolving credit facility, and may be increased by us by up to $150 million (or a greater amount based on certain conditions). The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2017, the total amount due under the credit facility, including the amount utilized under the revolving facility, was $870 million.  The credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our liquidity and financial condition. In addition, we may have limited ability to increase our borrowings under our existing credit agreement without increased pricing.

On March 27, 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering.  As of December 31, 2017, the amount outstanding under the notes, net of debt amortization expense of $2.2 million, was $347.8 million, which is payable on April 1, 2022 when the notes mature.  We are required to pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date. The notes are subject to certain customary covenants, including limitations on our ability to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer our assets. Upon certain change of control transactions, we would be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded up to a maximum increase of 2.0%. We are required to offer to exchange the notes for registered notes or have one or more shelf registration statements declared effective within 455 days after the issue date of the notes and, if such exchange offer fails to be consummated or such registration statement fails to be effective by June 25, 2018, then the interest payable on the notes would increase by 0.25% per annum during the 90-day period immediately following such date and would further increase by 0.25% per annum at the end of each subsequent 90-day period up to a maximum increase of 0.50%.  We may redeem the notes at any time in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest or, if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are our senior unsecured obligations and rank equally with all our other senior unsecured indebtedness outstanding from time to time.

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

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate, and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, including bankruptcy and insolvency. Additionally, cyberattacks on any of our clients could disrupt their internal systems and capability to make payments. The occurrence of such events could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. If we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

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

Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect our rights in these various intellectual properties, we rely upon a combination of nondisclosure and other contractual arrangements as well as patent, trade secret, copyright and trademark laws. We also generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to and distribution of our proprietary information. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of other foreign countries, including the laws of the United States. There can be no assurance that the laws, rules, regulations and treaties in effect in the United States, India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may not be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations and financial condition.

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

We have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate which are designed to promote foreign investment generally and the business process services industry in particular, including significant fiscal incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the central or state governments, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

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

As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services we provide, to enter new industries or expand our client base, or to strengthen our global presence and scale of operations. We have completed numerous acquisitions since our inception. There can be no assurance that we will find suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions.

Acquisitions, including completed acquisitions, also pose the risk that any business we acquire may lose clients or employees or could under-perform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution, integration or unknown liabilities. Although we conduct due diligence in connection with our acquisitions, there could be liabilities that we fail to discover, that we inadequately assess or that are not properly disclosed to us.  Any material liabilities associated with our acquisitions could harm our business, results of operations and financial condition. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

Our principal shareholders exercise significant influence over us, and their interests in our business may be different from yours.

A significant percentage of our issued and outstanding common shares are currently beneficially owned by affiliates of Bain Capital. As of December 31, 2017, Bain Capital (through its affiliates) beneficially owned approximately 21% of our outstanding common shares. Our shareholder agreement with Bain Capital and its co-investors provides that Bain Capital has the right to designate for nomination four directors to our board, so long as it maintains certain minimum shareholding thresholds, and the shareholders party to the agreement have agreed to vote their shares for the election of such persons. The number of directors that Bain Capital is entitled to designate for nomination is reduced if its ownership of our common shares declines below certain levels and such right ceases if such ownership falls below 7.5% of our outstanding common shares, and also may be increased in certain circumstances. As of December 31, 2017, given the size of its shareholding, the number of directors that Bain Capital is entitled to designate for nomination pursuant to our shareholder agreement is three.

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

As of December 31, 2017, we have $1,337.1 million of goodwill and $131.6 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the book value of our goodwill and other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

Risks Related to our Shares

Future sales of our common shares could cause our share price to decline.

Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2017, Bain Capital (through its affiliates) and its co-investors beneficially owned approximately 25% of our outstanding common shares. Subject to certain restrictions set forth in our shareholder agreement with Bain Capital and its co-investors, such shareholders are able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

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

Prior to 2017 we did not declare regular dividends. In February 2017, we announced the declaration of the first quarterly cash dividend on our common shares in the amount of $0.06 per common share.  In February 2018, we announced an increase in our quarterly cash dividend to $0.075 per common share, representing a planned annual dividend of $0.30 per share. Any determination to pay dividends to holders of our common shares in the future, including future payment of a regular quarterly cash dividend, will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions, statutory requirements under Bermuda law and any other factors our board of directors deems relevant. Our ability to pay dividends will also continue to be subject to restrictive covenants contained in credit facility agreements governing indebtedness we and our subsidiaries have incurred or may incur in the future. In addition, statutory requirements under Bermuda law could require us to defer making a dividend payment on a declared dividend date until such time as we can meet statutory requirements under Bermuda law. A reduction in, delay of, or elimination of our dividend payments could have a negative effect on our share price.

We are organized under the laws of Bermuda, and Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a state of the United States. As a Bermuda company, we are governed by, in particular, the Companies Act 1981 of Bermuda as amended, or the Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations, takeovers and indemnification of directors.

Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have the right to take action against directors or officers of the company except in limited circumstances. Directors of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company, exercising the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any material contract or arrangement with the company or any of its subsidiaries. If a director of a Bermuda company is found to have breached his or her duties to that company, he may be held personally liable to the company in respect of that breach of duty. A director may be liable jointly and severally with other directors if it is shown that the director knowingly engaged in fraud or dishonesty (with such unlimited liability as the courts shall direct). In cases not involving fraud or dishonesty, the liability of the director will be determined by the Supreme Court of Bermuda or other Bermuda court (with such liability as the Bermuda court thinks just) who may take into account the percentage of responsibility of the director for the matter in question, in light of the nature of the conduct of the director and the extent of the causal relationship between his or her conduct and the loss suffered.

In addition, our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving or arising out of any fraud or dishonesty on the part of the officer or director or to matters which would render it void pursuant to the Companies Act. This waiver limits the rights of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a state within the United States.

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
•

sales or expected sales of additional common shares or purchases or expected purchases of common shares, including by the Company under existing or future share repurchase programs, which purchases are at the discretion of our board of directors and may not continue in the future; and

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.      Properties

We have delivery centers in 16 countries. Our only material properties are our premises in India at Phase V, Gurgaon, which comprises of 212,531 square feet, and Uppal, Hyderabad which comprises approximately 449,286 square feet, both of which we own. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that all of our properties and facilities are well-maintained.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” The following table sets forth the high and low closing sales price of the Company’s common shares for each quarter of 2016 and 2017. As of January 31, 2018, there were 17 holders of record of our common shares.

	Sales Price
	High	Low
Year Ended December 31, 2017:
First Quarter	$25.20	$23.77
Second Quarter	$28.16	$23.37
Third Quarter	$29.99	$27.39
Fourth Quarter	$32.66	$28.92

Year Ended December 31, 2016:
First Quarter	$27.19	$23.30
Second Quarter	$28.39	$25.41
Third Quarter	$27.16	$22.70
Fourth Quarter	$24.51	$22.76

The following graph and table compare the performance of an investment in our common shares (measured as the cumulative total shareholder return) with investments in the S&P 500 Index (capitalization weighted) and a peer group of companies for the period from January 1, 2013 to December 31, 2017. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2012 and that all dividends were reinvested. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14
Genpact	117.35	124.13	121.81	118.52	112.39
Peer Group	115.50	99.57	116.48	137.28	136.46
S&P 500	110.61	113.82	119.79	132.39	134.78

	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15
Genpact	113.10	105.29	122.13	150.00	137.61
Peer Group	133.44	135.79	145.31	162.69	158.13
S&P 500	141.84	143.43	150.51	151.94	152.36

	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16
Genpact	152.32	161.16	175.42	173.16	154.52
Peer Group	168.11	164.81	180.75	174.17	163.08
S&P 500	142.55	152.59	154.65	158.45	164.55

	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17
Genpact	157.03	160.13	180.37	186.72	206.53
Peer Group	163.74	170.99	177.95	190.17	204.77
S&P 500	170.84	181.21	186.80	195.17	208.14

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act of 1934.

Dividends

In February 2017, we announced that our board of directors approved a dividend program under which we paid a quarterly cash dividend of $0.06 per share to holders of our common shares, representing an annual dividend of $0.24 per share in 2017. In 2017, dividends were declared in February, June, August and November and paid in March, June, September and December. In February 2018, our board of directors approved a 25% increase in our quarterly cash dividend to $0.075 per common share, representing a planned annual dividend of $0.30 per common share. Future dividends will be at the discretion of the board of directors.

Unregistered Sales of Equity Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended December 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2017	—	—	—	498,099,759
November 1-November 30, 2017	—	—	—	498,099,759
December 1-December 31, 2017	350,006	28.29	350,006	462,099,759
Total	350,006	28.29	350,006

In February 2017, our board of directors authorized a $500 million increase to our existing $750 million share repurchase program, first announced in February 2015, bringing the total authorization under our existing program to $1.25 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled. For additional information, see note 19 to our consolidated financial statements.

Item 6.      Selected Financial Data

The table below presents selected historical financial data.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Financial data as of December 31, 2016 and 2017 and for the three-year period ended December 31, 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Financial data as of December 31, 2013, 2014 and 2015 and for the years ended December 31, 2013 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data below together with the financial statements included herein and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(dollars and share count in millions, except per share data)
Statement of income data:
Total net revenues	$2,132.0	$2,279.4	$2,461.0	$2,570.8	$2,736.9
Income from operations	$309.5	$ 294.0	$ 334.2	$ 340.8	$ 328.6
Net income available to Genpact Limited common shareholders	$229.7	$192.0	$239.8	$269.7	$263.1
Earnings per common share
Basic	$1.00	$0.87	$1.11	$1.30	$1.36
Diluted	$0.97	$0.85	$1.09	$1.28	$1.34
Weighted average number of common shares used in computing earnings per common share
Basic	229.3	220.8	216.6	206.9	193.9
Diluted	235.8	225.2	219.1	210.1	197.0
Cash dividend per common share	$—	$—	$—	$—	$0.24

	As of December 31,
	2013	2014	2015	2016	2017
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$571.3	$461.8	$450.9	$422.6	$504.5
Total assets	2,689.4	2,742.5	2,793.5	2,885.9	3,449.6
Long-term debt, including current portion	657.9	653.6	776.5	737.3	1,045.9
Genpact Limited shareholders’ equity	$1,322.7	$1,285.1	$1,304.4	$1,286.6	$1,424.0

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

Overview

Our 2017 revenues were $2.737 billion, an increase of 6% year-over-year, or 7% on a constant currency basis. See Item 7—“Net Revenues” below for an explanation of how we calculate net revenue growth on a constant currency basis, which is a non-GAAP financial measure.

Net Revenues

Revenue by top clients.    The table below sets forth the percentage of our total net revenues derived from our largest clients, including GE, in the years ended December 31, 2015, 2016 and 2017:

	Percentage of Total Net Revenues
	Year ended December 31,
	2015	2016	2017
Top five clients	28.5%	24.3%	20.3%
Top ten clients	36.9%	33.3%	29.2%
Top fifteen clients	43.0%	39.7%	35.9%
Top twenty clients	48.0%	44.4%	40.9%

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

There are a variety of aspects to our pricing of contracts. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk for engagements lasting longer than 12 months. Many of our MSAs also provide that, under transaction-based and fixed-price SOWs, we are entitled to retain a portion of certain productivity benefits we achieve. However, some of our MSAs and SOWs require certain minimum productivity benefits to be passed on to our clients. Once an MSA and related SOWs are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA or SOW, driven by a number of factors.

Our current MSA with GE, which became effective January 1, 2017, provides GE the right to terminate the MSA or any SOW in whole or in part for any reason by providing us 30 days’ notice. Under the MSA, GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is not required to purchase a minimum amount of services from us. The term of our MSA with GE is four years, unless it is terminated earlier, and may be extended upon mutual agreement by us and GE. The specific nature of the work to be performed under our MSA with GE and the amounts to be billed for our services are covered in separate SOWs. The MSA with GE also obligates us to provide certain transition assistance services to GE upon GE’s request for a period of 180 days following the termination or expiration of the MSA or a SOW, and we are obligated to continue providing services to any GE divested business for a period of 24 months following its divestiture. In addition, our MSA with GE contains customary indemnification provisions. The terms of our prior MSA with GE, which expired on December 31, 2016, continue to govern any SOWs or other agreements with any GE business that was divested as of January 1, 2017 if such SOW or agreement was in place prior to such date.

Although some decisions about our services may be made centrally at GE, the total level of business we receive from GE generally depends on the decisions of the various operating managers of the GE businesses we serve. Because our business from GE is derived from a variety of businesses within GE, our exposure to GE is diversified in terms of industry risk. See Item 1A—“Risk Factors— GE accounts for a significant portion of our revenues and any material loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.”

Classification of certain net revenues.    We classify our net revenues in two categories: net revenues from GE and net revenues from Global Clients. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or less of the outstanding equity interest. If GE ceases to own at least 20% of a business we serve, we reclassify the revenues from such business as Global Client revenues following the divestiture. Prior to 2016, we reclassified revenues from these divested GE businesses as Global Client revenues in each fiscal quarter beginning on the date of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change allows us to provide a more consistent view of quarterly trends underlying our Global Client and GE businesses. After reclassifying $69.7 million of revenues from businesses that GE divested in 2016, our 2016 revenues from Global Clients and GE were $2,212.9 million and $357.9 million, respectively. The impact of the reclassification of revenue from certain divested GE businesses as Global Client revenue in 2017 was immaterial.

In many cases, we have continued to perform services for GE-divested businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. In such cases, we have either entered into new MSAs with respect to such businesses following their divestiture by GE or agreed with such businesses to continue to work pursuant to the terms agreed to by GE. We are currently undertaking efforts, and plan to continue efforts, to procure engagements with the businesses that GE divests as part of its divestiture of a portion of its GE Capital businesses.

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

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists of amortization expenses relating to intangible assets acquired through acquisitions.

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

Approximately 74% of our fiscal 2017 revenues were earned in U.S. dollars. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, Japanese yen, South African rand and Indian rupees. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “—Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our cost currency exposure between the U.S. dollar and the Indian rupee and Mexican peso, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S. dollar and the pound sterling, Australian dollar, Philippine peso and euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. See Note 2 to our consolidated financial statements for additional information.

Interest income (expense), net.    Interest income (expense), net consists primarily of interest expense on indebtedness, including resulting from interest rate swaps, capital lease obligations, interest adjustments relating to earn-out consideration in connection with certain acquisitions, certain items related to debt restructuring, and interest income on certain deposits. We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate.

Other income (expense), net.    Other income (expense), net primarily includes the gain or loss on the divestitures of certain businesses and certain government subsidies received by our subsidiaries.

Net loss (income) attributable to non-controlling interest/redeemable non-controlling interest. Net loss (income) attributable to non-controlling interest/redeemable non-controlling interest primarily refers to the loss associated with the non-controlling interest in the operations of Strategic Sourcing Excellence LLC in 2016, which we discuss in Note 3—“Business acquisitions” to our consolidated financial statements.

Equity-method investment activity, net.    Equity-method investment activity, net primarily pertains to the loss or gain from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014, which ceased to be a non-consolidating affiliate in June 2017.

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

Indian taxes.      Indian SEZ legislation provides for a 15-year tax holiday scheme for operations established in designated special economic zones, or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for a period of five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for an additional period of five years, subject to the creation of a “Special Economic Zone Re-investment Reserve Account,” to be utilized only for acquiring new plant or machinery or for other business purposes, not including the distribution of dividends. This holiday is available only for new business operations that are conducted at qualifying SEZ locations and is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond prescribed limits) to new locations. During the last ten years, we established new delivery centers that we believe are eligible for the SEZ benefits. However, we cannot forecast what percentage of our operations or income in India will in the future be eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above.

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

On May 3, 2017, we acquired 100% of the outstanding equity interest in each of BrightClaim LLC, a Delaware limited liability company, BrightServe LLC, a Georgia limited liability company, National Vendor LLC, a Delaware limited liability company, and BrightClaim Blocker, Inc., a Delaware corporation (collectively referred to as “BrightClaim”). The total purchase consideration for the acquisition of

BrightClaim was $56.5 million, subject to adjustment for closing date working capital, indebtedness and certain transaction expenses incurred by BrightClaim in connection with closing. This amount includes cash consideration of $52.4 million, net of cash acquired of $4.0 million, and an adjustment for working capital and net debt. This acquisition enhances our breadth and depth of service offerings for clients in the insurance industry. Goodwill arising from the acquisition amounted to $42.6 million, which has been allocated to our India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

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

During 2017, we also completed five individually immaterial business acquisition transactions, namely the acquisition of a supply chain management delivery center in the U.S. from Kraft Foods Group Brands LLC (“U.S. Delivery Center”), the purchase of all of the outstanding equity interest in OnSource, LLC (“OnSource”), the purchase of the IT business of Birlasoft (“Birlasoft”), the purchase of the image processing business of Fiserv Solutions of Australia Pty Ltd. (“Fiserv”) and the purchase of all of the outstanding equity interest in Lease Dimensions, Inc. (“Lease Dimensions”). The aggregate total estimated consideration we paid to consummate these acquisitions was $87.6 million, subject to certain adjustments. This aggregate amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $76.6 million, net of cash acquired of $0.3 million, and preliminary adjustments for closing date working capital, indebtedness, value transfer, seller transaction expenses and certain employee-related liabilities.

The U.S. Delivery Center acquisition enhances the Company’s supply chain management capabilities for its clients in the consumer packaged goods industry. The OnSource acquisition brings incremental digital capabilities to the Company’s insurance service offerings. The Birlasoft transaction expands the Company’s end-to-end capabilities for its clients in the healthcare and aviation industries. The Fiserv transaction strengthens the Company’s financial services portfolio and expands its Australia footprint. The Lease Dimensions acquisition enhances the Company’s capabilities in commercial lending and leasing.

The purchase agreement for the acquisition of the U.S. Delivery Center provides for contingent earn-out consideration ranging from $0 to $10.0 million, payable by the Company to the seller based on the achievement of certain milestones relative to the thresholds specified in the earn-out calculation. The purchase agreement for the Lease Dimensions acquisition provides for contingent earn-out consideration ranging from $0 to $3.0 million, payable by the Company to the sellers based on the future performance of the business relative to the thresholds specified in the earn-out calculation.

Goodwill arising from these acquisitions amounted to $56.5 million. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company. The following table sets forth, with respect to each of the five acquisitions, the acquisition date, goodwill reporting unit and tax deductibility of the goodwill:

Acquisition	Acquisition date	Goodwill reporting unit	Tax deductibility of goodwill
U.S. Delivery Center	October 16, 2017	India	Deductible
OnSource	July 18, 2017	India	Deductible
Birlasoft	July 18, 2017	IT Services	Deductible
Fiserv	May 11, 2017	India	Non-deductible
Lease Dimensions	February 15, 2017	Americas	Non-deductible

On August 4, 2016, we acquired 100% of the outstanding equity interest in PNMSoft Limited (“PNMSoft”), an Israeli company, for total purchase consideration of $35.3 million. This amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $28.1 million, net of cash acquired of $2.9 million, and an adjustment for working capital, transaction expenses and net debt. This acquisition enhances our digital capabilities by adding dynamic workflow solution and implementation services. The purchase agreement between us and the sellers of PNMSoft also provides for contingent earn-out consideration of up to $9.0 million payable by us to the sellers. Goodwill arising from the acquisition amounted to $25.1 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On April 13, 2016, we acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), a private limited company incorporated under the laws of India, for total consideration of $14.8 million. This amount includes the estimated fair value of the contingent earn-out consideration, cash consideration of $10.3 million, net of cash acquired of $2.4 million, and an adjustment for working capital and net debt. The purchase agreement between us and the sellers of Endeavour also provides for contingent earn-out consideration of up to $3.5 million payable by us to the sellers. This acquisition enhances our digital capabilities by adding end-to-end mobility services. Goodwill arising from the acquisition amounted to $8.9 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the capabilities in end-to-end mobility services, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for total consideration of $14.5 million. This amount includes the fair value of earn-out consideration, cash consideration of $2.6 million, and an adjustment for working capital, transaction expenses and indebtedness. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities. The equity purchase agreement between us and the selling equityholders provides for contingent earn-out consideration of up to $20.0 million, payable by us to the selling equityholders based on the future performance of SSE relative to the thresholds specified in the earn-out calculation. Up to $9.8 million of the total potential earn-out consideration, representing the selling equityholders’ 49% interest in SSE, is payable by us to the selling equityholders only if either the put or call option, each as described below, is exercised. Goodwill arising from the acquisition amounted to $14.4 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The equity purchase agreement grants us a call option to purchase the remaining 49% equity interest in SSE, which option we had the right to exercise between January 1, 2018 and January 31, 2018. Since we did not exercise our call option during such period, the selling equityholders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require us to purchase their 49% interest in SSE at a price ranging from $2.5 million to $3.0 million. The goodwill arising from this acquisition represents future economic benefits we expect to derive from our expanded presence in the sourcing and procurement consulting domains, operating synergies and other anticipated benefits of combining the acquired operations with our existing operations.

Divestiture

In November 2017, we completed the sale of a portion of our legacy IT support business in Europe. Net proceeds from the sale of this business were $0. As a result of this divestiture, we recorded a loss of $5.7 million under “other income (expense)” in our consolidated statement of income.

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

Secondary Offerings

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

On November 20, 2017, we completed an additional secondary offering of our common shares pursuant to which the Selling Shareholders sold 10.0 million common shares at a price of $30.26 per share in an underwritten public offering. All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.

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

New bookings in 2017 were approximately $2.80 billion, up 5% from approximately $2.65 billion in 2016. We attribute the increase in new bookings to our strategic investments in our digital and analytics capabilities, domain expertise, our people and our brand, together with our focus on growth opportunities in a specific set of industry verticals and service lines.

Bookings can vary significantly year to year depending in part on the timing of the signing of a small number of large contracts. The types of services clients are demanding, the duration of the contract and the pace and level of their spending may impact the conversion of new bookings to revenues. For example, business process outsourcing, or BPO, bookings, which are typically for multi-year contracts, generally convert to revenue over a longer period of time compared to information technology outsourcing bookings, which are often for short-term, project-based work.

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

Business combinations.    The application of business combination accounting requires the use of significant estimates and assumptions. We account for business combinations by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. The measurement of purchase price, including future earn-out consideration, if any, and its allocation, requires significant estimates in determining the fair values of assets acquired and liabilities assumed, including with respect to intangible assets and deferred and contingent consideration. Significant estimates and assumptions we may make include, but are not limited to, the timing and amount of future revenue and cash flows based on, among other things, anticipated growth rates, customer attrition rates, and the discount rate reflecting the risk inherent in future cash flows.

Goodwill and other intangible assets.    Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying amounts as of December 31, 2017. As of December 31, 2016, based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units were likely to be higher than their respective carrying amounts except for our IT services reporting unit, primarily due to a decline in planned revenues. We conducted a quantitative assessment of our IT services reporting unit to determine if its fair value was less than its carrying amount. Based on such quantitative assessment, we concluded that no impairment was warranted for the year ended December 31, 2016 and that the fair value of our IT services reporting unit substantially exceeded its carrying value as of December 31, 2016. Further details are included in the “Goodwill Impairment Testing” section below.

We capitalize certain software and technology development costs incurred in connection with developing or obtaining software or technology for sale/lease to customers when the initial design phase is completed and commercial and technological feasibility has been established. Any development cost incurred before technological feasibility is established is expensed as incurred as research and development costs. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Capitalized software and technology costs include only (i) the external direct costs of materials and services utilized in developing or obtaining software and technology and (ii) compensation and related benefits for employees who are directly associated with the project.

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

Derivative instruments and hedging activities.    We enter into forward foreign exchange contracts to mitigate foreign exchange risk on intercompany transactions and forecasted transactions denominated in foreign currencies, and we enter into interest rate swaps to mitigate interest rate fluctuation risk on our indebtedness. Most of these transactions meet the criteria for hedge accounting as cash flow hedges under FASB guidance on Derivatives and Hedging.

With respect to derivatives designated as cash flow hedges, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. In addition, we formally assess, both at the inception of a hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we prospectively discontinue hedge accounting with respect to that derivative.

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

Government incentives.    We recognize government incentives in the income statement to match them with the expenditures for which they are intended to compensate. Incentives are recognized in the income statement when there is reasonable assurance that we will comply with the conditions for their receipt and a reasonable expectation that the funds will be received. In certain circumstances, the receipt of an incentive may not be subject to any condition or requirement to incur further costs, in which case the incentive is recognized in the income statement for the period in which it becomes receivable. In the event that it becomes likely that we will be required to repay an incentive that has already been recognized, we make a provision for the estimated liability.

Results of Operations

The following table sets forth certain data from our income statement for the years ended December 31, 2015, 2016 and 2017.

				Percentage Change
	Year ended December 31,			Increase/(Decrease)
	2015	2016	2017	2016 vs. 2015	2017 vs. 2016
	(dollars in millions)
Net revenues—GE*	$459.9	$357.9	$269.2	(22.2)%	(24.8)%
Net revenues—Global Clients*	2,001.1	2,212.9	2,467.7	10.6%	11.5%
Total net revenues	2,461.0	2,570.8	2,736.9	4.5%	6.5%
Cost of revenue	1,493.5	1,554.7	1,683.7	4.1%	8.3%
Gross profit	967.5	1,016.0	1,053.2	5.0%	3.7%
Gross profit margin	39.3%	39.5%	38.5%
Operating expenses
Selling, general and administrative expenses	608.1	653.0	689.8	7.4%	5.6%
Amortization of acquired intangible assets	28.5	27.2	36.4	(4.7)%	34.0%
Other operating (income) expense, net	(3.3)	(4.9)	(1.7)	48.7%	(66.4)%
Income from operations	334.2	340.8	328.6	2.0%	(3.6)%
Income from operations as a percentage of net revenues	13.6%	13.3%	12.0%
Foreign exchange gains (losses), net	5.3	2.6	2.0	(50.1)%	(24.1)%
Interest income (expense), net	(31.3)	(16.2)	(31.7)	(48.2)%	96.1%
Other income (expense), net	4.4	10.1	26.2	132.1%	159.3%
Income before equity-method investment activity, net and income tax expense	312.6	337.3	325.1	7.9%	(3.6)%
Equity-method investment activity, net	(10.8)	(7.7)	(4.5)	(28.7)%	(41.0)%
Income before income tax expense	301.8	329.6	320.6	9.2%	(2.7)%
Income tax expense	61.9	62.1	59.7	0.3%	(3.8)%
Net income	239.8	267.5	260.8	11.6%	(2.5)%
Net loss attributable to redeemable non-controlling interest	—	2.1	2.3	100.0%	6.2%
Net income attributable to Genpact Limited common shareholders	$239.8	$269.7	$263.1	12.5%	(2.4)%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	9.7%	10.5%	9.6%

*

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Classification of Certain Net Revenues,” net revenues from certain businesses in which GE ceased to be a 20% shareholder are reclassified from GE net revenues to Global Client net revenues only at the end of each fiscal year. There was no impact on net revenues from GE in the year ended December 31, 2015 as a result of excluding net revenues from such divested GE businesses. Net revenues from GE in the year ended December 31, 2016, after excluding net revenues from such divested GE businesses, decreased by 8.2% compared to the year ended December 31, 2015. Net revenues from GE in the year ended December 31, 2017, after excluding net revenues from such divested GE businesses, decreased by 18.5% compared to the year ended December 31, 2016.

Fiscal Year Ended December 31, 2017 Compared to the Fiscal Year Ended December 31, 2016

Net revenues.    Our net revenues were $2,736.9 million in 2017, up $166.2 million, or 6.5%, from $2,570.8 million in 2016. The growth in our net revenues was primarily driven by an increase in BPO services – including our transformation services – delivered to our Global Clients, and incremental revenue from acquisitions. Adjusted for foreign exchange, primarily the impact of changes in the values of the U.K. pound sterling, euro and Australian dollar against the U.S. dollar, our net revenues grew 7% compared to 2016. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenue growth on a constant currency basis is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and hedging gains/losses.

Our average headcount increased to approximately 75,500 in 2017 from approximately 74,600 in 2016.

			Percentage Change
	Year ended December 31,		Increase/ (Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Global Clients:
BPO services	$1,825.4	$2,089.2	14.5%
IT services	387.4	378.5	(2.3)
Total net revenues from Global Clients	$2,212.9	$2,467.7	11.5%
GE:
BPO services	258.0	175.1	(32.1)%
IT services	99.9	94.1	(5.8)
Total net revenues from GE	$357.9	$269.2	(24.8)%
Total net revenues from BPO services	2,083.4	2,264.3	8.7
Total net revenues from IT services	487.3	472.6	(3.0)
Total net revenues	$2,570.8	$2,736.9	6.5%

Net revenues from Global Clients in 2017 were $2,467.7 million, up $254.8 million, or 11.5%, from $2,212.9 million in 2016. This increase was primarily driven by growth in several verticals, including banking and financial services, consumer product goods, life sciences, insurance and high tech. As a percentage of total net revenues, net revenues from Global Clients increased from 86.1% in 2016 to 90.2% in 2017.

Net revenues from GE in 2017 were $269.2 million, down $88.7 million, or 24.8%, from 2016. The decline in net revenues from GE was largely due to GE’s dispositions of GE Capital businesses in 2016.  Prior to 2016, we reclassified revenues from GE-divested businesses as Global Client revenues in each fiscal quarter beginning on the dates of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change allows us to provide a more consistent view of quarterly trends underlying our Global Client and GE businesses.

After reclassifying $69.7 million of revenues from businesses that GE divested in 2016, our 2016 revenues from Global Clients and GE were $2,212.9 million and $357.9 million, respectively. Due to the sustained growth in our net revenues from Global Clients, net revenues from GE now comprise less than 10% of our total net revenues. Net revenues from GE declined as a percentage of our total net revenues from 13.9% in 2016 to 9.8% in 2017. If all 2016 revenue reclassifications had occurred on January 1, 2016, revenue from GE would have decreased 18.7% year over year. If GE pursues further divestitures of businesses we serve, we expect that our revenues from GE will continue to be volatile in the future. See Item 1A—“Risk Factors—GE accounts for a significant portion of our revenues and any material loss of business from, or change in our relationship with, GE or GE’s businesses could have a material adverse effect on our business, results of operations and financial condition.”

Net revenues from BPO services in 2017 were $2,264.3 million, up $180.9 million, or 8.7%, from $2,083.4 million in 2016. This increase is primarily attributable to an increase in services delivered to our Global Clients, particularly finance and accounting services, core industry vertical operations services and transformation services. Net revenues from IT services were $472.6 million in 2017, down $14.7 million, or 3.0%, from $487.3 million in 2016 due to a decline in IT services engagements for Global Clients in the investment banking and healthcare industries.

Net revenues from BPO services as a percentage of total net revenues increased to 82.7% in 2017 from 81.0% in 2016 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin.    The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Year Ended December 31,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$1,061.5	$1,155.7	41.3%	42.2%
Operational expenses	446.9	481.0	17.4	17.6
Depreciation and amortization	46.3	46.9	1.8	1.7
Cost of revenue	$1,554.7	$1,683.7	60.5%	61.5%
Gross margin	39.5%	38.5%

Cost of revenue was $1,683.7 million in 2017, up $129.0 million, or 8.3%, from 2016. Incremental expenses from acquisitions, wage inflation, increases in our operational headcount, an increase in the number of onshore personnel, and higher stock-based compensation expense to support growth in 2017 compared to 2016 contributed to the increase in cost of revenue. These increases were partially offset by improved operational efficiencies, a decrease in IT and travel expenses, and the favorable impact of foreign exchange on our expenditures in certain currencies, primarily the Indian rupee and U.K. pound sterling. Fluctuations in foreign exchange rates result in gains and losses on our foreign currency hedges and a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin decreased from 39.5% in 2016 to 38.5% in 2017 primarily due to the factors described above.

Personnel expenses.    Personnel expenses as a percentage of total net revenues increased marginally from 41.3% in 2016 to 42.2% in 2017. Personnel expenses were $1,155.7 million, up $94.2 million, or 8.9%, from $1,061.5 million in 2016. The impact of wage inflation, higher stock-based compensation expense, incremental expenses from acquisitions and an approximately 2,500-person, or 4.0%, increase in our operational headcount resulted in higher personnel expenses in 2017 compared to 2016. These increases were partially offset by the favorable impact of foreign exchange and improved operational efficiencies.

Operational expenses.    Operational expenses as a percentage of total net revenues increased from 17.4% in 2016 to 17.6% in 2017. Operational expenses were $481.0 million, up $34.1 million, or 7.6%, from 2016 primarily due to incremental expenses from acquisitions. The increase in operational expenses was partially offset by improved operational efficiencies, lower travel and IT expenses and the favorable impact of foreign exchange.

Depreciation and amortization expenses.    Depreciation and amortization expenses as a percentage of total net revenues were 1.7%, compared to 1.8% in 2016. Depreciation and amortization expenses as a component of cost of revenue were $46.9 million, up $0.66 million, or 1.4%, from 2016. This marginal increase was primarily due to the expansion of certain existing facilities in India, partially offset by the favorable impact of foreign exchange.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Year Ended December 31,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$470.0	$501.4	18.3%	18.3%
Operational expenses	174.1	178.6	6.8	6.5
Depreciation and amortization	9.0	9.8	0.4	0.4
Selling, general and administrative expenses	$653.0	$689.8	25.4%	25.2%

SG&A expenses as a percentage of total net revenues decreased from 25.4% in 2016 to 25.2% in 2017. SG&A expenses were $689.8 million, up $36.8 million, or 5.6%, from 2016. Incremental expenses from acquisitions, higher personnel expenses, higher stock-based compensation expenses, an increase in fees paid for professional services to support growth, and an increase in marketing expenditures related to a branding update all contributed to higher SG&A expenses in 2017 compared to 2016. These increases were partially offset by lower travel expenses and the favorable impact of foreign exchange on our expenditures in certain currencies, primarily the Indian rupee and U.K. pound sterling. Our sales and marketing expenses as a percentage of total net revenues in 2017 decreased marginally compared to 2016.

Personnel expenses.    Personnel expenses as a percentage of total net revenues were 18.3% in 2017, unchanged from 2016. Personnel expenses as a component of SG&A expenses were $501.4 million, up $31.5 million, or 6.7%, from 2016. Wage inflation, incremental expenses from acquisitions and higher stock-based compensation expenses resulted in higher personnel costs as a component of SG&A expenses in 2017 compared to 2016. These increases were partially offset by the favorable impact of foreign exchange.

Operational expenses.     Operational expenses as a component of SG&A expenses were $178.6 million, up $4.5 million, or 2.6%, compared to 2016. This increase is primarily due to incremental expenses from acquisitions, a higher reserve for doubtful receivables, incremental expenses from acquisitions, an increase in fees paid for professional services and an increase in marketing expenditures related to a branding update. These increases were partially offset by lower travel expenses and favorable foreign exchange. Operational expenses as a percentage of total net revenues decreased marginally from 6.8% in 2016 to 6.5% in 2017.

Depreciation and amortization.    Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in 2017, unchanged from 2016. Depreciation and amortization expenses as a component of SG&A expenses were $9.8 million, up $0.8 million, or 9.1%, from 2016.

Amortization of acquired intangibles.    Non-cash charges on account of the amortization of acquired intangibles were $36.4 million in 2017, up $9.2 million, or 34%, from 2016. This increase is primarily due to the amortization of intangibles acquired during 2017.

Other operating (income) expense, net.    The following table sets forth the components of other operating (income) expense, net:

	Year Ended December 31,		Percentage Change Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Other operating (income) expense	$(1.3)	$(7.3)	475.0%
Provision for impairment of intangible assets	11.2	9.3	(16.8)
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(14.9)	(3.7)	(75.1)
Other operating (income) expense, net	$(4.9)	$(1.7)	(66.4)%
Other operating (income) expense, net as a percentage of total net revenues	(0.2)%	(0.1)%

Other operating income, net of expenses, was $1.7 million in 2017, down $3.3 million from $4.9 million in 2016. This decrease was primarily due to a $3.7 million gain in 2017 compared to a $14.9 million gain in 2016 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions. We also recorded $7.3 million in other operating income in 2017, primarily due to a gain on the sale of rights to certain real property and as a result of the reversal of certain liabilities, compared to $1.3 million in other operating income in 2016. Additionally, we recorded a $9.3 million write-down of intangible assets in 2017, compared to an $11.2 million write-down of a software intangible asset in 2016, which are discussed in Note 10—“Goodwill and intangible assets” to our consolidated financial statements.

Income from operations.    As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.3% in 2016 to 12.0% in 2017. Income from operations was $328.6 million, down $12.2 million from $340.8 million in 2016.

Foreign exchange gains (losses), net.    We recorded a net foreign exchange gain of $2.0 million in 2017, compared to a $2.6 million gain in 2016, primarily due to the re-measurement of non-functional currency assets and liabilities and related foreign exchange contracts. The gain in 2017 resulted primarily from the appreciation of the euro and Australian dollar against the U.S. dollar, and the gain in 2016 resulted primarily from the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar.

Interest income (expense), net.    The following table sets forth the components of interest income (expense), net:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Interest income	$7.2	$8.2	12.9%
Interest expense	(23.4)	(39.9)	70.4
Interest income (expense), net	$(16.2)	$(31.7)	96.1%
Interest income (expense), net as a percentage of total net revenues	(0.6)%	(1.2)%

Our net interest expense was $31.7 million in 2017, up $15.6 million from $16.2 million in 2016, primarily due to a $16.5 million increase in interest expense in 2017 compared to 2016. The $16.5 million increase in interest expense is primarily due to (i) $9.9 million in interest on the senior notes we issued in March 2017, (ii) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, partially offset by gains on interest rate swaps in 2017 compared to 2016, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and

(iii) higher drawdown on our revolving credit facility in 2017 compared to 2016. Our interest income increased by $0.9 million in 2017 compared to 2016, primarily due to higher average account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our indebtedness increased from 2.2% in 2016 to 2.8% in 2017.

Other income (expense), net. Our net other income was $26.2 million in 2017, up $16.1 million from $10.1 million in 2016. This increase is primarily due to a subsidy received by one of our subsidiaries in India in 2017, partially offset by a $5.7 million provision for an expected loss on the divestiture of a non-strategic portion of our legacy IT support business in Europe in 2017 and a $5.2 million gain on the divestiture of our cloud-hosted technology platform for the rural banking sector in India in 2016.

Equity-method investment activity, net.    Equity-method investment activity, net in 2017 primarily represents our $4.5 million share of loss, compared to our $7.7 million share of loss in 2016, in a former non-consolidated affiliate that ceased to be a non-consolidating affiliate in June 2017.

Income tax expense.    Our income tax expense decreased marginally from $62.1 million in 2016 to $59.7 million in 2017 due to lower pre-tax income. Our effective tax rate, or ETR, was 18.5% in 2017, marginally down from 18.7% in 2016. The decrease in our ETR is primarily due to certain discrete items, including the reversal of a valuation allowance and a change in the jurisdictional mix of our income, which was largely offset by the partial expiration of tax holidays applicable to certain of our SEZ units in India.

Net income attributable to redeemable non-controlling interest.    Redeemable non-controlling interest primarily refers to the loss associated with the non-controlling interest in the operations of SSE, in which we acquired a controlling interest in 2016 and which is discussed in Note 3—“Business acquisitions” to our consolidated financial statements.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of net revenues decreased from 10.5% in 2016 to 9.6% in 2017. Net income attributable to our common shareholders decreased by $6.6 million from $269.7 million in 2016 to $263.1 million in 2017.

Fiscal Year Ended December 31, 2016 Compared to the Fiscal Year Ended December 31, 2015

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
GE:
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

Personnel expenses.    Personnel expenses as a percentage of total net revenues increased marginally from 41.2% in 2015 to 41.3% in 2016. Personnel expenses were $1,061.5 million, up $48.3 million, or 4.8%, from $1,013.2 million in 2015. The impact of wage inflation and an approximately 5,900-person, or 10.0%, increase in our operational headcount resulted in higher personnel expenses in 2016 compared to 2015. These increases were partially offset by the favorable impact of foreign exchange and improved operational efficiencies.

Operational expenses.    Operational expenses as a percentage of total net revenues decreased from 17.6% in 2015 to 17.4% in 2016. Operational expenses were $446.9 million, up $14.4 million, or 3.3%, from 2015. An increase in the use of contract employees and an increase in infrastructure expenses in 2016 contributed to the increase in operational expenses compared to 2015. These increases were partially offset by lower IT and travel expenses and the favorable impact of foreign exchange.

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

Selling, general and administrative expenses.    The following table sets forth the components of our SG&A expenses:

	Year Ended December 31,		As a Percentage of Total Net Revenues
	2015	2016	2015	2016
	(dollars in millions)
Personnel expenses	$430.1	$470.0	17.5%	18.3
Operational expenses	169.0	174.1	6.9	6.8
Depreciation and amortization	9.0	9.0	0.4	0.4
Selling, general and administrative expenses	$608.1	$653.0	24.7%	25.4

SG&A expenses as a percentage of total net revenues increased from 24.7% in 2015 to 25.4% in 2016. SG&A expenses were $653.0 million, up $44.9 million, or 7.4%, from 2015. Our sales and marketing expenses as a percentage of total net revenues were approximately 7.0% in 2016, marginally up from approximately 6.9% in 2015. Higher personnel expenses, investments in domain expertise and digital and analytics capabilities, a reserve for doubtful receivables and certain non-recurring travel and related costs all contributed to higher SG&A expenses in 2016 compared to 2015. These increases were partially offset by lower fees for professional services, lower travel expenses and by the favorable impact of foreign exchange, primarily the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar.

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

Operational expenses.    Operational expenses as a percentage of total net revenues decreased marginally from 6.9% in 2015 to 6.8% in 2016. Operational expenses as a component of SG&A expenses were $174.1 million, up $5.0 million, or 3.0%, compared to 2015. Operational expenses increased primarily due to a reserve for doubtful receivables and the timing of certain non-recurring travel and related costs in 2016. These increases were partially offset by lower fees for professional services, lower travel expenses and the favorable impact of foreign exchange.

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

Other operating (income) expense, net.    The following table sets forth the components of other operating (income) expense, net:

	Year Ended December 31,		Percentage Change Increase/(Decrease)
	2015	2016	2015 vs. 2016
	(dollars in millions)
Other operating (income) expense	$(2.5)	$(1.3)	(49.7)%
Provision for impairment of intangible assets	10.7	11.2	4.5
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(11.5)	(14.9)	29.1
Other operating (income) expense, net	$(3.3)	$(4.9)	48.7%
Other operating (income) expense, net as a percentage of total net revenues	(0.1)%	(0.2)%

Other operating income, net of expenses, was $4.9 million, up $1.6 million from $3.3 million in 2015. This increase was primarily due to a $14.9 million gain in 2016 compared to an $11.5 million gain in 2015 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions. This income was partially offset by a $1.2 million decrease in other operating income in 2016 compared to 2015, primarily due to a decrease in income from subleases and an $11.2 million charge in 2016 compared to a $10.7 million charge in 2015 relating to a software intangible asset, which charges are discussed in Note 10—“Goodwill and intangible assets” to our consolidated financial statements.

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

Interest income (expense), net.    The following table sets forth the components of interest income (expense), net:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2015	2016	2016 vs. 2015
	(dollars in millions)
Interest income	$8.7	$7.2	(16.5)%
Interest expense	(29.8)	(23.4)	(21.4)
Loss on extinguishment of debt	(10.1)	—	100.0
Interest income (expense), net	$(31.3)	$(16.2)	(48.2)%
Interest income (expense), net as a percentage of total net revenues	(1.3)%	(0.6)%

Our net interest expense was $16.2 million in 2016, down $15.1 million from $31.3 million in 2015, primarily due to the accelerated amortization of $10.1 million in debt issuance costs in 2015 and a $6.4 million decrease in interest expense in 2016 compared to 2015. The 2015 accelerated amortization was in connection with the refinancing of our credit facility in June 2015, which we discuss in Note 14—“Long-term debt” to our consolidated financial statements. The $6.4 million decrease in interest expense was primarily due to (i) a lower interest rate on our term loan in 2016 compared to 2015, which accounted for $4.1 million of the decrease, (ii) a reduction in the unwinding of interest in 2016 on earn-out consideration payable by the Company in connection with certain acquisitions compared to 2015, which accounted for $2.1 million of the decrease, and (iii) $1.3 million in debt issuance costs and interest expense on the two short-term loans we obtained and repaid in 2015 in the amounts of $672.5 million and $737.5 million, respectively, in connection with certain internal reorganization transactions. The decrease in interest expense was partially offset by $1.5 million in interest on interest rate swaps that we entered into in 2016. Our interest income decreased by $1.4 million in 2016 compared to 2015 primarily due to lower account balances in India, where we earn higher interest rates on our deposits, in 2016 compared to 2015, and to the non-recurring receipt of interest income on income tax refunds in 2015. The weighted average rate of interest on our debt decreased from 2.5% in 2015 to 2.2%, including interest on interest rate swaps, in 2016.

Other income (expense), net. Our net other income was $10.1 million in 2016, up $5.8 million from $4.4 million in 2015. This increase is primarily due to a $5.2 million gain related to the divestiture of our cloud-hosted technology platform for the rural banking sector in India in the third quarter of 2016.

Equity-method investment activity, net.    Equity-method investment activity, net in 2016 primarily represents our $7.7 million share of loss, compared to our $10.8 million share of loss in 2015, from our non-consolidated affiliate, Markit Genpact KYC Services Limited, a U.K.-based joint venture with Markit Group Limited formed in 2014.

Income tax expense.    Our income tax expense increased marginally from $61.9 million in 2015 to $62.1 million in 2016 due to higher pre-tax income. Our ETR was 18.7% in 2016, down from 20.5% in 2015. Our ETR reflects the jurisdictional mix of our income. The decrease in our ETR is primarily due to certain discrete items, including the reversal of tax reserves for uncertain tax positions and our early adoption of ASU 2016-09.

Net income attributable to redeemable non-controlling interest.    Redeemable non-controlling interest primarily refers to the loss associated with the non-controlling interest in the operations of SSE, in which we acquired a controlling interest in 2016 and which is discussed in Note 3—“Business acquisitions” to our consolidated financial statements.

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

The tables in Note 29 to our consolidated financial statements present unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information set forth therein contains all adjustments necessary to fairly present such information. The comparison of our results for the first quarter of 2017 with the fourth quarter of 2016 reflects the seasonal trends described above. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

Statement of financial position

Key changes in our financial position during 2017

Following are the significant changes in our financial position as of December 31, 2017 compared to December 31, 2016:

•	Short-term borrowings increased by $10.0 million

Our short-term borrowings increased, primarily as a result of the drawdown of $10 million (net of repayments) on our revolving credit facility to meet short-term internal funding requirements. Refer to Note 15 to our consolidated financial statements for additional information.

•	Prepaid expenses, other current assets and other assets increased by $67.0 million

The increase in other assets and prepaid expenses is primarily due to a subsidy expected to be received by one of our subsidiaries in India, an increase in customer acquisition costs, mark-to-market gains on derivative financial instruments, and deferred transition costs, partially offset by the settlement of certain supplier advances and advance rentals.

•	Accounts receivable increased by $77.8 million

The increase in our accounts receivable is primarily due to increased sales in 2017 as well as an increase in our days sales outstanding.

•	Goodwill and intangible assets increased by $320.4 million

Goodwill increased by $267.7 million, primarily due to goodwill arising out of our 2017 acquisitions and the impact of foreign exchange fluctuations. Our intangible assets increased by $52.6 million, primarily due to intangible assets arising out of our 2017 acquisitions, partially offset by amortization expenses and the write-down of a technology and customer related intangible asset in 2017. Refer to Notes 3 and 10 to our consolidated financial statements for additional information.

•	Accrued expenses, other current liabilities and other liabilities increased by $92.1 million

The increase in accrued expenses, other current liabilities and other liabilities is primarily due to higher employee-related accruals in 2017 and incremental liabilities in connection with acquisitions consummated in 2017.

•	Long-term debt increased by $308.6 million

Our long-term debt increased primarily as a result of our issuance of $350.0 million aggregate principal amount of 3.70% senior notes in a private offering in 2017. We made principal payments of $40.0 million of our long-term debt in 2017. Refer to Note 14 to our consolidated financial statements for additional information.

•	Net deferred tax assets increased by $2.5 million

Our net deferred tax assets increased by $2.5 million. Refer to Note 25 to our consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2016 and 2017 is presented below:

	As of December 31,	As of December 31,	Percentage Change Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Cash and cash equivalents	$422.6	$504.5	19.4%
Short term borrowings	160.0	170.0	6.3
Long-term debt due within one year	39.2	39.2	0.1
Long-term debt other than the current portion	698.2	1,006.7	44.2
Genpact Limited total shareholders’ equity	$1,286.6	$1,424.0	10.7%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

As of December 31, 2017, $499.5 million of our $504.5 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $243.8 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $17.3 million of retained earnings. $122.7 million of the cash and cash equivalents is held by certain foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $133.0 million in cash and cash equivalents held by certain foreign subsidiaries is being indefinitely reinvested.

In February 2017, our board of directors approved a dividend program under which we paid a regular quarterly cash dividend of $0.06 per share to holders of our common shares, representing an annual dividend of $0.24 per share in 2017. On each of March 28, 2017, June 28, 2017, September 21, 2017 and December 20, 2017, we paid dividends of $0.06 per share, amounting to $12.0 million, $11.6 million, $11.6 million and $11.6 million in the aggregate, to shareholders of record as of March 10, 2017, June 12, 2017, September 8, 2017 and December 8, 2017, respectively. In February 2018, our board of directors approved a 25% increase in our quarterly cash dividend to $0.075 per common share, representing a planned annual dividend of $0.30 per common share.

As of December 31, 2016, our board of directors had authorized repurchases of up to $750.0 million in value of our common shares under our share repurchase program first announced in February 2015. On February 10, 2017, our board of directors approved up to an additional $500.0 million in share repurchases, bringing the total authorization under our existing program to $1,250.0 million. On March 29, 2017, we entered into an accelerated share repurchase, or ASR, agreement with Morgan Stanley & Co. LLC to repurchase an aggregate of $200.0 million of our common shares. We received an initial delivery of 6,578,947 common shares on March 30, 2017 and an additional delivery of 350,006 common shares on December 29, 2017.  The aggregate value of the 6,928,953 shares we purchased under the ASR through December 29, 2017 was $196 million, and the weighted average price we paid per share was $28.29. For additional information, see Note 19—“Capital Stock” under Part I, Item 1—“Financial Statements.” During the years ended December 31, 2017 and December 31, 2016, we also purchased 808,293 and 13,940,782 of our common shares, respectively, on the open market at a weighted average price of $24.48 and $24.76 per share, respectively, for an aggregate cash amount of $19.8 million and $345.2 million, respectively.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding related operations to support our growth and financing acquisitions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,		Percentage Change Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$345.8	$359.1	3.8%
Investing activities	(125.8)	(362.0)	187.8
Financing activities	(232.8)	47.2	(120.3)
Net increase (decrease) in cash and cash equivalents	$(12.8)	$44.3	(446.1)%

Cash flows from operating activities.    We generated net cash from operating activities of $359.1 million in 2017, up $13.3 million from 2016. This increase is primarily due to improvements in working capital in 2017 compared to 2016, mainly driven by the timing of payables and higher accruals partially offset by investments in accounts receivable and higher tax refunds in 2016.

Cash flows from investing activities.    Our net cash used for investing activities was $362.0 million in 2017, up $236.2 million from $125.8 million in 2016. This increase was primarily due to a $239.7 million increase in payments related to acquisitions consummated in 2017 compared to 2016. For additional information, see Note 3 to our consolidated financial statements. We received proceeds of $17.2 million in 2016 from the divestiture of our cloud-hosted technology platform for the rural banking sector in India compared to a net payment in 2017 of $4.7 million upon the divestiture of a portion of our IT support business in Europe. Payments for internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were also $16.3 million lower in 2017 than in 2016. Additionally, investments we made in a non-consolidated affiliate that ceased to be a non-consolidating affiliate as of June 30, 2017 were $9.1 million lower in 2017 than 2016.

Cash flows from financing activities.    Our net cash generated from financing activities was $47.2 million in 2017, compared to net cash used for financing activities of $232.8 million in 2016. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. We also made principal repayments of $40.0 million on our long-term debt in each of 2017 and 2016. We received proceeds from short-term borrowings of $295.0 million and $200.0.0 million in 2017 and 2016, respectively, of which $285.0 million and $61.5 million was repaid during 2017 and 2016, respectively. For additional information, see Notes 14 and 15 to our consolidated financial statements. Additionally, proceeds in connection with the issuance of common shares under stock-based compensation plans (net of payments) were $5.2 million in 2017 compared to $17.5 million in 2016. Payments related to earn-out or deferred consideration were $4.7 million higher in 2017 than in 2016. In 2017, we paid cash dividends in an aggregate amount of $46.7 million. No dividends were paid in 2016. Payments for share repurchases were $219.8 million in 2017 compared to $345.5 million in 2016.

Financing Arrangements (Credit Facility)

In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2016 and December 31, 2017, our outstanding term loan debt, net of debt amortization expense of $2.7 million and $1.8 million, respectively, was $737.3 million and $698.2 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2016 and December 31, 2017, the limits available under such facilities were $15.4 million and $15.1 million, respectively, of which $11.0 million and $7.9 million, respectively, was utilized, constituting non-funded drawdown. As of both December 31, 2016 and December 31, 2017, a total of $161.0 million and $171.0 million, respectively, of our revolving credit facility was utilized, of which $160.0 million and $170.0 million, respectively, constituted funded drawdown and $1.0 million constituted non-funded drawdown in both periods.

In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348.5 million net of underwriting fee of approximately $1.5 million. In addition, there were other debt issuance costs of $1.2 million. The total debt issuance cost of $2.6 million incurred in connection with the offering of the notes is being amortized over the life of the notes as additional interest expense. As of December 31, 2017, the amount outstanding under the notes, net of debt amortization expense of $2.2 million, was $347.8 million, which is payable on April 1, 2022 when the notes mature. For additional information, see Note 14 to our consolidated financial statements.

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

Based on our assessment of such qualitative factors, in accordance with ASU 2011-08, we concluded that as of December 31, 2017, the fair values of all of our reporting units are likely to be higher than their respective carrying values.

As of December 31, 2016, based on our assessment of such qualitative factors, we concluded that the fair values of all of our reporting units were likely to be higher than their respective carrying values other than our IT services reporting unit primarily due to decline in planned revenues. We conducted a quantitative assessment of our IT services reporting unit as of December 31, 2016 to determine if its fair value was less than the carrying amount. Determining, through a quantitative approach, whether an impairment has occurred requires valuation of the reporting unit, which we estimate using a discounted cash flow model. The fair valuation of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. While we believe that our estimates and assumptions are reasonable at the time they are made, they are unpredictable and inherently uncertain, and, accordingly, actual results may differ from such estimates. Our estimates and assumptions included revenue growth rates and operating margins to calculate projected future cash flows, risk-adjusted discount rates, and terminal growth rates. We derived our discount rate using the capital asset pricing model to estimate the weighted average cost of capital relevant to our reporting units. We used a discount rate that is commensurate with the risks and uncertainties in the business and our internally developed forecasts. Based on the results of our quantitative assessment we determined that the fair value of the IT services reporting unit substantially exceeded its carrying value as of December 31, 2016.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2017:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term indebtedness	$1,152.5	$73.6	$714.7	$364.2	—
— Principal payments	1,045.9	39.2	658.9	347.8	—
— Interest payments*	106.6	34.4	55.8	16.4	—
Short-term borrowings	171.3	171.3	—	—	—
— Principal payments	170.0	170.0	—	—	—
— Interest payments**	1.3	1.3	—	—	—
Capital leases	5.1	2.0	2.5	0.6	—
— Principal payments	4.1	1.5	2.1	0.5	—
— Interest payments	1.0	0.5	0.4	0.1	—
Operating leases	204.6	39.5	66.0	46.0	53.1
Purchase obligations	49.4	36.3	13.0	0.1	—
Capital commitments net of advances	8.3	8.3	—	—	—
Earn-out consideration	26.2	15.5	10.7	—	—
— Reporting date fair value	24.7	14.9	9.8	—	—
— Interest	1.5	0.6	0.9	—	—
Other liabilities	33.8	24.4	7.0	2.4	—
Total contractual obligations	$1,651.3	$371.0	$814.0	$413.3	$53.1

*

Our interest payments on long-term debt are calculated at a rate equal to LIBOR plus a margin of 1.50% per annum based on our election and current credit rating as of December 31, 2017. Our interest payments also include obligations on our 3.70% senior notes, which are dependent upon the ratings on the notes issued by Moody’s or S&P from time to time. Amounts shown exclude the impact of interest rate swaps.

**

Our interest payments on short-term debt represent estimated payments at a rate equal to LIBOR plus a margin of 1.50% per annum based on our election and current credit rating as of December 31, 2017 and our expectation for the repayment of such debt.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently adopted accounting pronouncements” under Item 1—“Financial Statements” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign currency risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 74% in fiscal 2017) is received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pounds sterling, Australian dollars, Canadian dollar, Chinese renminbi, Hong Kong dollars, South African rand and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2017, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the Euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2017 by approximately $5 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 5.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2017 by approximately $38 million. Conversely, a 5.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2017 by approximately $42 million.

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

Interest rate risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2017, we had $1,215.9 million of indebtedness, comprised of (a) $868.1 million of indebtedness under our credit facility, comprised of a long-term loan of $698.1 million, net of $1.8 million in unamortized debt issuance expenses, and a revolving loan of $170 million, and (b) $347.8 million in indebtedness under our 3.70% senior notes issued in March 2017, net of $2.2 million in unamortized bond issuance expenses. Interest on indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Based on our indebtedness as of December 31, 2017, a 1% change in interest rates, including the impact on the cost of our interest rate swaps, would have had an approximately $4.7 million impact on our net interest expense in fiscal 2017. Additionally, the interest rate on our 3.70% senior notes is subject to adjustment based on the ratings assigned by Moody’s and S&P to the notes from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the notes. For fiscal 2017, such an increase would have had an impact of up to $7.0 million on our net interest expense.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2017, we were party to interest rate swaps covering a total notional amount of $432.1 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 1.20%.

Credit risk

As of December 31, 2017, we had accounts receivable, including long-term accounts receivable, net of provisions for doubtful receivables, of $694.7 million. $74.4 million of this amount was owed by GE, and the balance, or $620.3 million, was owed by Global Clients. No single Global Client owed more than 5% of our accounts receivable balance as of December 31, 2017.

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

Management’s Report on Internal Control over Financial Reporting

Genpact’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

During 2017, we acquired LeaseDimensions, Inc., RAGE Frameworks, Inc. and its subsidiary, BrightClaim LLC and associated companies, Image processing business of Fiserv Solutions of Australia Pty Ltd., OnSource, LLC and TandemSeven, Inc., and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, LeaseDimensions, Inc.’s, RAGE Frameworks, Inc. and its subsidiary’s, BrightClaim LLC and associated companies’, Image processing business of Fiserv Solutions of Australia Pty Ltd’s, OnSource, LLC’s and TandemSeven, Inc.’s internal control over financial reporting associated with total assets of $278.6 million (of which $258.4 million represent goodwill and intangible assets included within the scope of the assessment) and total revenues of $94.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report on Form 10-K. The other information required by this Item will be included in our Proxy Statement for the 2018 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017 and is incorporated by reference in this report.

Item 11.     Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2018 Annual General Meeting of Shareholders under the caption “Information about Executive and Director Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2018 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2018 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2018 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-4 through F-66 hereof.

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibit Index:

Exhibit Number	Description

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

4.2

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

4.4	Form of 3.700% Senior Note due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

Exhibit Number	Description

4.5

Registration Rights Agreement, dated March 27, 2017, by and among the Registrant, Genpact Luxembourg S.à r.l. and Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

10.1†

Genpact Global Holdings 2007 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.2†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on May 11, 2007).

10.3

Reorganization Agreement dated as of July 13, 2007, by and among the Registrant, Genpact Global (Lux) S.à.r.l., Genpact Global Holdings SICAR S.à.r.l. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.4

Assignment and Assumption Agreement dated as of July 13, 2007, among the Registrant, Genpact Global Holdings SICAR S.à.r.l. and Genpact International, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on July 16, 2007).

10.5†

Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1(File No. 333-142875) filed with the SEC on August 1, 2007).

10.6†

U.S. Employee Stock Purchase Plan and International Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed on Schedule 14A with the SEC on April 3, 2008).

10.7†

Form of Amended and Restated Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 15, 2011).

10.8†

Employment Agreement by and between the Registrant and N.V. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 17, 2011).

10.9†

Employment Agreement by and between Genpact LLC and Patrick Cogny, dated August 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 10, 2011).

10.10†

Performance Share Award Agreement with N.V. Tyagarajan, dated March 6, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2012).

10.11

Letter Agreement dated August 1, 2012 between the Registrant and South Asia Private Investments (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.12

Letter Agreement dated August 1, 2012 by and among the Registrant and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.13

Shareholder Agreement dated August 1, 2012 by and among the Registrant and South Asia Private Investments (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

Exhibit Number	Description

10.14

First Amendment to the Genpact Limited 2007 Omnibus Incentive Compensation Plan (as Amended and Restated April 11, 2012), effective as of August 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.15

First Amendment to the Genpact Limited International Employee Stock Purchase Plan and U.S. Employee Stock Purchase Plan, effective as of August 1, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.16†

Letter Agreement by and between the Registrant and N.V. Tyagarajan, dated August 2, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.17

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

10.18†	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2013).

10.19†

Employment Agreement by and between the Registrant and Edward Fitzpatrick, dated June 26, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.20†

Form of Share Option Agreement with Edward Fitzpatrick (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.21†	Form of RSU Award Agreement with Edward Fitzpatrick (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.22†	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 8, 2014).

10.23

Credit Agreement, dated as of January 27, 2015, by and among the Registrant, Headstrong Consulting (Singapore) Pte. Ltd., Genpact Global Holdings (Bermuda) Limited and Morgan Stanley Senior Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on January 30, 2015).

10.24

Expense Reimbursement Agreement, dated as of March 3, 2015, by and between the Registrant and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 6, 2015).

10.25

Credit Agreement, dated as of March 23, 2015, by and among the Registrant, Headstrong Consulting (Singapore) Pte. Ltd., Genpact Global Holdings (Bermuda) Limited and Morgan Stanley Senior Funding, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 27, 2015).

Exhibit Number	Description

10.26

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

10.27†

Amendment No. 1 to Employment Agreement by and among Genpact International, Inc., Genpact LLC and Patrick Cogny, dated as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 18, 2015).

10.28+

Master Services Agreement, dated as of December 22, 2016, by and between Genpact International, Inc. and General Electric International, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2017).

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

(1)Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2016 and December 31, 2017, (iii) Consolidated Statement of Comprehensive Income

(Loss) for the years ended December 31, 2015, December 31, 2016 and December 31, 2017, (iv) Consolidated Statement of Equity for the years ended December 31, 2015, December 31, 2016 and Consolidated Statements of Equity and Redeemable Non-controlling Interest for the year ended December 31, 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2016 and December 31, 2017, and (vi) Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary

None.

GENPACT LIMITED AND ITS SUBSIDIARIES

Index to Consolidated Financial Statements

Page No.
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2017	F-5
Consolidated Statements of Income for the years ended December 31, 2015, 2016 and 2017	F-6
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2016 and 2017	F-7

Consolidated Statements of Equity for the years ended December 31, 2015, 2016 and Consolidated Statements of Equity and Redeemable Non-controlling Interest for the year ended December 31, 2016 and 2017

F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2016 and 2017	F-11
Notes to the Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Genpact Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 01, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.

/s/KPMG

Gurugram, Haryana, India
March 01, 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Genpact Limited:

Opinion on Internal Control Over Financial Reporting

We have audited Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired LeaseDimensions, Inc., RAGE Frameworks, Inc. and its subsidiary, BrightClaim LLC and associated companies, Image processing business of Fiserv Solutions of Australia Pty Ltd., OnSource, LLC and TandemSeven, Inc. and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, LeaseDimensions, Inc.’s, RAGE Frameworks, Inc. and its subsidiary’s, BrightClaim LLC and associated companies’, Image processing business of Fiserv Solutions of Australia Pty Ltd’s, OnSource, LLC’s and TandemSeven, Inc.’s internal control over financial reporting associated with total assets of $278,569 thousands (of which $258,432 thousands represent goodwill and intangible assets included within the scope of the assessment) and total revenues of $94,456 thousands included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of LeaseDimensions, Inc., RAGE Frameworks, Inc. and its subsidiary, BrightClaim LLC and associated companies, Image processing business of Fiserv Solutions of Australia Pty Ltd., OnSource, LLC and TandemSeven, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 01, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/KPMG

Gurugram, Haryana, India
March 01, 2018

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2016	As of December 31, 2017
Assets
Current assets
Cash and cash equivalents	4	$422,623	$504,468
Accounts receivable, net	5	615,265	693,085
Prepaid expenses and other current assets	8	189,149	236,342
Total current assets		$1,227,037	$1,433,895
Property, plant and equipment, net	9	193,218	207,030
Deferred tax assets	25	70,143	76,929
Investment in equity affiliates		4,800	886
Intangible assets, net	10	78,946	131,590
Goodwill	10	1,069,408	1,337,122
Other assets	11	242,328	262,169
Total assets		$2,885,880	$3,449,621

Liabilities and equity
Current liabilities
Short-term borrowings	15	$160,000	$170,000
Current portion of long-term debt	14	39,181	39,226
Accounts payable		9,768	15,050
Income taxes payable	25	24,159	30,026
Accrued expenses and other current liabilities	13	498,247	584,482
Total current liabilities		$731,355	$838,784
Long-term debt, less current portion	14	698,152	1,006,687
Deferred tax liabilities	25	2,415	6,747
Other liabilities	16	162,790	168,609
Total liabilities		$1,594,712	$2,020,827
Redeemable non-controlling interest		4,520	4,750
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 198,794,052 and 192,825,207 issued and outstanding as of December 31, 2016 and December 31, 2017, respectively		1,984	1,924
Additional paid-in capital		1,384,468	1,421,368
Retained earnings		358,121	355,982
Accumulated other comprehensive income (loss)		(457,925)	(355,230)
Total equity		$1,286,648	$1,424,044
Commitments and contingencies	28
Total liabilities, redeemable non-controlling interest and equity		$2,885,880	$3,449,621

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2015	2016	2017
Net revenues		$2,461,044	$2,570,756	$2,736,929
Cost of revenue	21,27	1,493,547	1,554,707	1,683,704
Gross profit		$967,497	$1,016,049	$1,053,225
Operating expenses:
Selling, general and administrative expenses	22,27	608,114	653,029	689,847
Amortization of acquired intangible assets	10	28,513	27,183	36,412
Other operating (income) expense, net	23	(3,322)	(4,940)	(1,661)
Income from operations		$334,192	$340,777	$328,627
Foreign exchange gains (losses), net		5,269	2,630	1,996
Interest income (expense), net	24	(31,267)	(16,184)	(31,735)
Other income (expense), net		4,360	10,120	26,238
Income before equity-method investment activity, net and income tax expense		$312,554	$337,343	$325,126
Equity-method investment activity, net		(10,800)	(7,698)	(4,543)
Income before income tax expense		$301,754	$329,645	$320,583
Income tax expense	25	61,937	62,098	59,742
Net income		$239,817	$267,547	$260,841
Net loss attributable to redeemable non-controlling interest		—	2,137	2,270
Net income attributable to Genpact Limited shareholders		$239,817	$269,684	$263,111
Net income available to Genpact Limited common shareholders	20	$239,817	$269,684	$263,111
Earnings per common share attributable to Genpact Limited common shareholders	20
Basic		$1.11	$1.30	$1.36
Diluted		$1.09	$1.28	$1.34
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		216,606,542	206,861,536	193,864,755
Diluted		219,145,044	210,126,023	197,049,552

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2015		2016		2017
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$239,817	$—	$269,684	$(2,137)	$263,111	$(2,270)
Other comprehensive income (loss):
Currency translation adjustments	(64,504)	—	(46,340)	104	93,871	(341)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	22,880	—	43,742	—	12,611	—
Retirement benefits, net of taxes	2,823	—	(4,042)	—	(3,787)	—
Other comprehensive income (loss)	$(38,801)	$—	$(6,640)	$104	$102,695	$(341)
Comprehensive income (loss)	$201,016	$—	$263,044	$(2,033)	$365,806	$(2,611)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2015	218,684,205	$2,184	$1,296,730	$398,706	$(412,484)	$1,285,136
Issuance of common shares on exercise of options (Note 18)	1,428,605	14	13,550	—	—	13,564
Issuance of common shares under the employee stock purchase plan (Note 18)	121,485	1	2,523	—	—	2,524
Net settlement on vesting of restricted share units (Note 18)	259,776	3	(2,309)	—	—	(2,306)
Net settlement on vesting of performance units (Note 18)	846,114	8	(8)	—	—	-
Stock repurchased and retired (Note 19)	(9,867,873)	(99)	—	(226,818)	—	(226,917)
Expenses related to stock purchase (Note 19)	—	—	—	(197)	—	(197)
Excess tax benefit on stock- based compensation (Note 25)	—	—	6,560	—	—	6,560
Stock-based compensation expense (Note 18)	—	—	24,976	—	—	24,976
Comprehensive income:
Net income	—	—	—	239,817	—	239,817
Other comprehensive income (loss)	—	—	—	—	(38,801)	(38,801)
Balance as of December 31, 2015	211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable non-controlling interest
Balance as of January 1, 2016	211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356	$—
Issuance of common shares on exercise of options (Note 18)	994,155	10	14,886	—	—	14,896	—
Issuance of common shares under the employee stock purchase plan (Note 18)	146,685	1	3,331	—	—	3,332	—
Net settlement on vesting of restricted share units (Note 18)	121,682	1	(884)	—	—	(883)	—
Stock repurchased and retired (Note 19)	(13,940,782)	(139)	—	(345,061)	—	(345,200)	—
Deferred tax assets recognized on early adoption of ASU 2016-09 (Note 25)	—	—	—	24,912	—	24,912	—
Expenses related to stock purchase (Note 19)	—	—	—	(279)	—	(279)	—
Stock-based compensation expense (Note 18)	—	—	25,113	—	—	25,113	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	3,910
Change in fair value of redeemable non-controlling interest	—	—	—	(2,643)	—	(2,643)	2,643
Comprehensive income:
Net income (loss)	—	—	—	269,684	—	269,684	(2,137)
Other comprehensive income (loss)	—	—	—	—	(6,640)	(6,640)	104
Balance as of December 31, 2016	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable non-controlling interest
Balance as of January 1, 2017	$198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520
Issuance of common shares on exercise of options (Note 18)	743,045	7	10,765	—	—	10,772	—
Issuance of common shares under the employee stock purchase plan (Note 18)	190,435	2	4,754	—	—	4,756	—
Net settlement on vesting of restricted share units (Note 18)	103,220	1	(358)	—	—	(357)	—
Net settlement on vesting of performance units (Note 18)	731,701	7	(9,946)	—	—	(9,939)	—
Stock repurchased and retired (Note 19)	(7,737,246)	(77)	(4,000)	(215,707)	—	(219,784)	—
Expenses related to stock purchase (Note 19)	—	—	—	(16)	—	(16)	—
Stock-based compensation expense (Note 18)	—	—	35,685	—	—	35,685	—
Change in fair value of redeemable non-controlling interest	—	—	—	(2,841)	—	(2,841)	2,841
Comprehensive income:
Net income	—	—	—	263,111	—	263,111	(2,270)
Other comprehensive income	—	—	—	—	102,695	102,695	(341)
Dividend (Note 19)	—	—	—	(46,686)	—	(46,686)	—
Balance as of December 31, 2017	192,825,207	1,924	1,421,368	355,982	(355,230)	1,424,044	4,750

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2015	2016	2017

Operating activities
Net income attributable to Genpact Limited shareholders	$239,817	$269,684	$263,111
Net loss attributable to redeemable non-controlling interest	—	(2,137)	(2,270)
Net income	$239,817	$267,547	$260,841
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	54,286	54,553	58,503
Amortization of debt issuance costs (including loss on extinguishment of debt)	13,546	1,531	1,884
Amortization of acquired intangible assets	28,513	27,183	36,412
Write-down of intangible assets and property, plant and equipment	10,714	11,195	9,311
Reserve for doubtful receivables	2,449	7,282	9,819
Unrealized (gain) loss on revaluation of foreign currency asset/liability	(4,999)	1,717	(11,830)
Equity-method investment activity, net	10,800	7,698	4,543
Excess tax benefit on stock-based compensation	(6,560)	—	—
Stock-based compensation expense	24,976	25,113	35,685
Deferred income taxes	(18,713)	30,454	(10,391)
Loss (gain) on divestiture	—	(5,214)	5,668
Others, net	(238)	(41)	(4,785)
Change in operating assets and liabilities:
Increase in accounts receivable	(78,923)	(48,612)	(57,267)
Increase in prepaid expenses, other current assets and other assets	(32,602)	(62,852)	(28,381)
Decrease in accounts payable	(3,988)	(463)	(2,155)
Increase in accrued expenses, other current liabilities and other liabilities	69,606	27,977	46,581
Increase in income taxes payable	18,757	704	4,640
Net cash provided by operating activities	$327,441	$345,772	$359,078
Investing activities
Purchase of property, plant and equipment	(62,173)	(81,926)	(57,231)
Payment for internally generated intangible assets	—	(6,846)	(16,441)
Proceeds from sale of property, plant and equipment	1,486	547	1,738
Investment in equity affiliates	(18,423)	(9,620)	(496)
Payment for business acquisitions, net of cash acquired	(21,363)	(45,162)	(284,822)
Proceeds from divestiture of business, net of cash divested	—	17,242	(4,738)
Net cash used for investing activities	$(100,473)	$(125,765)	$(361,990)
Financing activities
Repayment of capital lease obligations	(2,035)	(1,793)	(2,708)
Payment of debt issuance cost	(6,584)	—	(2,630)
Proceeds from long-term debt	800,000	—	350,000
Repayment of long-term debt	(684,875)	(40,000)	(40,000)
Proceeds from short-term borrowings	1,451,500	200,000	295,000
Repayment of short-term borrowings	(1,565,000)	(61,500)	(285,000)
Proceeds from issuance of common shares under stock-based compensation plans	16,088	18,228	15,528
Payment for net settlement of stock-based awards	(7,194)	(769)	(10,296)
Payment of earn-out/deferred consideration	(230)	(1,485)	(6,219)
Dividend paid	—	—	(46,686)
Payment for stock purchased and retired	(226,917)	(345,200)	(219,784)
Payment for expenses related to stock purchase	(197)	(279)	(16)
Excess tax benefit on stock-based compensation	6,560	—	—
Net cash (used for) provided by financing activities	$(218,884)	$(232,798)	$47,189
Effect of exchange rate changes	(18,965)	(15,493)	37,568
Net increase (decrease) in cash and cash equivalents	8,084	(12,791)	44,277
Cash and cash equivalents at the beginning of the period	461,788	450,907	422,623
Cash and cash equivalents at the end of the period	$450,907	$422,623	$504,468
Supplementary information
Cash paid during the period for interest	$20,950	$17,860	$27,853
Cash paid during the period for income taxes	$72,102	$46,731	$66,238
Property, plant and equipment acquired under capital lease obligations	$1,656	$2,206	$2,318

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

1. Organization

   The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has over 78,000 employees serving clients in key industry verticals from more than 20 countries.

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

(c) Revenue recognition

The Company derives its revenue primarily from business process outsourcing and information technology services, which are provided on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been rendered and collectability is reasonably assured. Revenues from services rendered under time-and-materials and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for application development, maintenance and support services. Revenues from these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for the services rendered between the last billing date and the balance sheet date.

Customer contracts can also include incentive payments received for discrete benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.

Revenue from fixed-price contracts for the development of software and related services is recognized in accordance with the percentage-of-completion method. Guidance has been drawn from Financial Accounting Standards Board (“FASB”) guidance on Software—Revenue Recognition to account for revenue from fixed-price arrangements for software development and related services in conformity with FASB guidance on Revenue Recognition—Construction—Type and Production-Type Contracts. The input (effort or cost expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(d) Accounts receivable

Accounts receivable are recorded at the invoiced or to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and clients’ financial conditions, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

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

Years
Buildings	40
Furniture and fixtures	4
Computer equipment and servers	4
Plant, machinery and equipment	4
Computer software	4-7
Leasehold improvements	Lesser of lease period or 10 Years
Vehicles	3-4

The Company capitalizes certain computer software incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project, and (iii) interest costs incurred while developing internal-use computer software.

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

Advances paid towards the acquisition of property, plant and equipment outstanding as of each balance sheet date and the cost of property, plant and equipment not put to use before such date are disclosed under “Capital work in progress.

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

Intangible assets including technology acquired / developed individually or with a group of other assets or in a business combination are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	1-14 years
Marketing-related intangible assets	1-10 years
Technology-related intangible assets	2-8 years
Other intangible assets	3-5 years

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The Company also capitalizes certain software and technology development costs incurred in connection with developing or obtaining software or technology for sale/lease to customers when the initial design phase is completed and commercial and technological feasibility has been established. Any development cost incurred before technological feasibility is established is expensed as incurred as research and development costs. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Capitalized software and technology costs include only (i) external direct costs of materials and services utilized in developing or obtaining software and technology and (ii) compensation and related benefits for employees who are directly associated with the project.

Costs incurred in connection with developing or obtaining software or technology for sale/lease to customers which are under development and not put to use are disclosed under “intangible under development.”

Capitalized software and technology costs are included in intangible assets under technology-related intangible assets on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software and technology.

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

(j) Foreign currency

The Company’s consolidated financial statements are reported in U.S. dollars, the Company’s functional currency. The functional currency for the Company’s subsidiaries organized in Europe, other than the United Kingdom, the Czech Republic, Luxembourg and one subsidiary in Poland, is the euro, and the functional currencies of the Company’s subsidiaries organized in Brazil, China, Colombia, Guatemala, India, Israel, Japan, Morocco, South Africa, the Philippines, the United Kingdom, Poland, the Czech Republic, Hong Kong, Singapore, Australia, Canada and United Arab Emirates are their respective local currencies. The functional currency of all other Company subsidiaries is the U.S. dollar. The translation of the functional currencies of the Company’s subsidiaries into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(k) Derivative instruments and hedging activities

In the normal course of business, the Company uses derivative financial instruments to manage fluctuations in foreign currency exchange rates and interest rate fluctuation. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies and interest rate swaps to mitigate interest rate fluctuation risk on its indebtedness.

The Company recognizes derivative instruments and hedging activities as either assets or liabilities in its consolidated balance sheets and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Changes in the fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of other comprehensive income (loss) reported under accumulated other comprehensive income (loss) until the hedged transactions occur and are then recognized in the consolidated statements of income along with the underlying hedged item and disclosed as part of “Total net revenues,” “Cost of revenue,” “Selling, general and administrative expenses,” and “Interest expense,” as applicable. Changes in the fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized in the consolidated statements of income and are included in foreign exchange gains (losses), net, and other income (expense), net, respectively.

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

(l) Income taxes

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

(m) Employee benefit plans

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

The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual basis or quarterly basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

(n) Stock-based compensation

The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option-pricing model (Black-Scholes-Merton) and for awards other than option awards, grant date fair value is determined on the basis of the fair market value of a Company common share on the date of grant of such awards. The Company recognizes compensation expense for stock-based awards net of estimated forfeitures. Stock-based compensation recognized in the consolidated statements of income for the years ended December 31, 2015, 2016 and 2017 is based on awards ultimately expected to vest. As a result, the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from such estimates.

(o) Accelerated Share Repurchase

The Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase shares of the Company’s common stock. Under the ASR agreement, the Company paid a specified amount to the financial institution and received an initial delivery of shares. Upon an interim delivery and settlement of the ASR agreement, the financial institution delivered additional shares, with the final number of shares delivered determined with reference to the volume-weighted average price of the Company’s common stock over the term of the agreement, less an agreed-upon discount. The transactions are accounted for as equity transactions. All repurchased shares are retired. When the shares are received, there is an immediate reduction in the weighted-average common shares calculation for basic and diluted earnings per share.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(p)  Government incentives

The Company recognizes incentives in the consolidated statement of income to match them with the expenditures for which they are intended to compensate. Incentives are recognized in the income statement when there is reasonable assurance that the Company will comply with the conditions for their receipt and a reasonable expectation that the funds will be received. In certain circumstances, the receipt of an incentive may not be subject to any condition or requirement to incur further costs, in which case the incentive is recognized in the income statement for the period in which it becomes receivable. In the event that it becomes likely that the Company will be required to repay an incentive that has already been recognized, the Company makes a provision for the estimated liability.

(q) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 15% and 11% of the Company’s receivables as of December 31, 2016 and 2017, respectively. GE accounted for 19%, 14% and 10% of the Company’s revenues in the years ended December 31, 2015, 2016 and 2017, respectively.

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

(t) Recently issued accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for impact on the company’s consolidated financial statements.

The following recently released accounting standard has been adopted by the Company:

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the requirement for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in income tax expense or in additional paid-in capital. In the quarter ended December 31, 2016, the Company elected to early adopt ASU 2016-09 effective January 1, 2016 and applied ASU 2016-09 using a modified retrospective approach. The treatment of forfeitures has not changed as the Company is electing to continue its current process of estimating the number of forfeitures. With the early adoption of ASU 2016-09, the Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

Effective January 1, 2016, the Company adopted FASB ASU 2015-01 (Topic 225): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in the income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items will no longer be required. Notwithstanding this change, the Company will still be required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the consolidated financial statements.

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

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The following recently released accounting standards have not yet been adopted by the Company:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Subsequently, the FASB issued ASU No. 2017-13, in September 2017, ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” in March 2016, ASU No. 2016-10, “Identifying performance obligations and licensing,” in April 2016, and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” in December 2016, which amend and clarify ASU 2014-09. These ASUs will be effective for the Company beginning January 1, 2018, including interim periods in the fiscal year 2018, and allow for both retrospective and prospective adoption. The Company has performed an assessment of the impact of the ASU and developed a transition plan, including necessary changes to policies, processes, and internal controls as well as system enhancements to generate the information necessary for the new disclosures. The implementation plan is on schedule for adoption on January 1, 2018 and the Company will apply the cumulative effect method as its transition approach. The Company expects revenue recognition across the portfolio of services to remain largely unchanged, however there will be an impact on the timing of recognition of certain contract costs, which will now be amortized over the contract period rather than expensed as incurred. Based on the analysis completed to date, the Company does not currently expect that the ASU will have a material impact on consolidated revenue in its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new guidance revises the definition of a business. The definition of a business affects many areas of accounting (e.g., acquisitions, disposals, goodwill impairment, consolidation). The ASU is effective for the Company beginning January 1, 2018, including interim periods in the fiscal year 2018. Early adoption is permitted. The Company adopted this ASU on the effective date and will apply the guidance prospectively. The Company does not expect the adoption of this update to have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The ASU is effective for the Company beginning January 1, 2018, including interim periods in the fiscal year 2018. The Company adopted this ASU on the effective date and does not expect the adoption of this update to have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The amendment expands an entity’s ability to hedge accounting to nonfinancial and financial risk components and requires changes in fair value of hedging instruments to be presented in the same income statement line as the hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. The ASU must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. The ASU is effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income.” The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update also require certain disclosures about stranded tax effects. The ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act was recognized. The ASU is effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures. There was no adoption of the provision of ASU 2018-02 in the Financial Statements for the year ended December 31, 2017.

(v) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period. The impact of such reclassifications on the consolidated financial statements is not material.

3. Business acquisitions

A. Certain acquisitions

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

Acquisition-related costs of $932 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $7,388 and assumed certain liabilities amounting to $1,206 and recognized a net deferred tax liability of $260. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b) BrightClaim LLC and associated companies

On May 3, 2017, the Company acquired 100% of the outstanding equity interest in each of BrightClaim LLC, a Delaware limited liability company, BrightServe LLC, a Georgia limited liability company, National Vendor LLC, a Delaware limited liability company, and BrightClaim Blocker, Inc., a Delaware corporation (collectively referred to as “BrightClaim”) for total purchase consideration of $56,461, subject to adjustment for closing date working capital, indebtedness and certain transaction expenses incurred by BrightClaim in connection with closing. This amount includes cash consideration of $52,395, net of cash acquired of $4,002, and an adjustment for working capital and net debt. The total consideration paid by the Company to the sellers is $56,496. During the quarter ended September 30, 2017, the Company recorded certain measurement period adjustments resulting in a receivable of $35, which is outstanding as of December 31, 2017.  These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s breadth and depth of service offerings for clients in the insurance industry.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(c) RAGE Frameworks, Inc.

On April 13, 2017, the Company acquired 100% of the outstanding equity interest in RAGE Frameworks, Inc. (“RAGE”), a Delaware corporation, for estimated total consideration of $125,089, subject to adjustment for closing date working capital and indebtedness. This amount includes cash consideration of $124,149, net of cash acquired of $1,605, and a preliminary adjustment for working capital and indebtedness. During the quarter ending December 31, 2017, the Company recorded certain measurement period adjustments. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s digital and artificial intelligence capabilities by adding knowledge-based automation technology and services.

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

(d) Other acquisitions in 2017

In 2017, the Company also completed five individually immaterial business acquisition transactions, namely the acquisition of a supply chain management delivery center in the U.S. from Kraft Foods Group Brands LLC (“U.S. Delivery Center”), the purchase of all of the outstanding equity interest in OnSource, LLC (“OnSource”), the purchase of the IT business of Birlasoft (“Birlasoft”), the purchase of the image processing business of Fiserv Solutions of Australia Pty Ltd. (“Fiserv”) and the purchase of all of the outstanding equity interest in Lease Dimensions, Inc. (“Lease Dimensions”). The aggregate total estimated consideration the Company paid to consummate these acquisitions was $87,586, subject to certain adjustments. This aggregate amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $76,612, net of cash acquired of $254, and preliminary adjustments for closing date working capital, indebtedness, value transfer, seller transaction expenses and certain employee-related liabilities.

The U.S. Delivery Center acquisition enhances the Company’s supply chain management capabilities for its clients in the consumer packaged goods industry. The OnSource acquisition brings incremental digital capabilities to the Company’s insurance service offerings. The Birlasoft transaction

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

expands the Company’s end-to-end capabilities for its clients in the healthcare and aviation industries. The Fiserv transaction strengthens the Company’s financial services portfolio and expands its Australia footprint. The Lease Dimensions acquisition enhances the Company’s capabilities in commercial lending and leasing.

During the quarter ending December 31, 2017, the Company recorded certain measurement period adjustments with respect to the Birlasoft and Fiserv transactions. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows.

The purchase agreement for the acquisition of the U.S. Delivery Center provides for contingent earn-out consideration ranging from $0 to $10,000, payable by the Company to the seller based on the achievement of certain milestones relative to the thresholds specified in the earn-out calculation. The purchase agreement for the Lease Dimensions acquisition provides for contingent earn-out consideration ranging from $0 to $3,000, payable by the Company to the sellers based on the future performance of the business relative to the thresholds specified in the earn-out calculation.

In connection with these transactions, the Company recorded $33,494 in customer-related intangibles, $1,936 in marketing-related intangibles, $2,956 in technology-related intangibles and $100 in other intangibles, which have a weighted average amortization period of five years. Goodwill arising from these acquisitions amounted to $56,521. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

The following table sets forth, with respect to each of the five acquisitions, the acquisition date, goodwill reporting unit and the tax deductibility of the goodwill:

Acquisition	Acquisition date	Goodwill reporting unit	Tax deductibility of goodwill
U.S. Delivery Center	October 16, 2017	India	Deductible
OnSource	July 18, 2017	India	Deductible
Birlasoft	July 18, 2017	IT Services	Deductible
Fiserv	May 11, 2017	India	Non-deductible
Lease Dimensions	February 15, 2017	Americas	Non-deductible

Acquisition-related costs for these acquisitions, amounting to $2,369 in the aggregate, have been included in selling, general and administrative expenses as incurred. Through these transactions, the Company acquired assets with a value of $10,387, assumed liabilities amounting to $11,239, and recognized a net deferred tax liability of $6,570. The results of operations of the acquired businesses and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the respective dates of the acquisitions.

(e) Endeavour Software Technologies Private Limited

On April 13, 2016, the Company acquired 100% of the outstanding equity interest in Endeavour Software Technologies Private Limited (“Endeavour”), an Indian private limited company, for total consideration of $14,788. This amount includes the estimated fair value of the contingent earn-out consideration, cash consideration of $10,345, net of cash acquired of $2,373, and an adjustment for working capital and net debt. During the quarter ending March 31, 2017, the Company recorded certain measurement period adjustments. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. The purchase agreement between the Company and the sellers of Endeavour provides for contingent earn-out consideration ranging from $0 to $3,500, payable by the Company to the sellers based on future

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

performance relative to the thresholds specified in the earn-out calculation. This acquisition enhances the Company’s digital capabilities by adding critical end-to-end mobility services.

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

(f) Strategic Sourcing Excellence Limited

On January 8, 2016, the Company acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company. The total consideration paid by the Company to the selling equity holders for the acquired interest in SSE was $14,541. This amount includes the fair value of earn-out consideration, cash consideration of $2,550, and an adjustment for working capital, transaction expenses and indebtedness. During the quarter ending December 31, 2016, the Company recorded certain measurement period adjustments. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period. The equity purchase agreement between the Company and the selling equity holders of SSE also provides for contingent earn-out consideration of up to $20,000, payable by the Company to the selling equity holders based on the future performance of the acquired business relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equity holders’ 49% interest in SSE, is payable only if either the put or call option, each as described below, is exercised.

The equity purchase agreement grants the Company a call option to purchase the remaining 49% equity interest in SSE, which option the Company had the right to exercise between January 1, 2018 and January 31, 2018. Since the Company did not exercise its call option during such period, the selling equity holders have the right to exercise a put option between March 1, 2018 and April 30, 2018 to require the Company to purchase their 49% interest in SSE at a price ranging from $2,450 to $2,950. This acquisition enhances the Company’s sourcing and procurement consulting domain expertise.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(g) PNMSoft Ltd.

On August 4, 2016, the Company acquired 100% of the outstanding equity interest in PNMSoft Limited (“PNMSoft”), a company incorporated under the laws of Israel. The total purchase consideration paid by the Company to acquire PNMSoft is $35,341. This amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $28,128, net of cash acquired of $2,853, and an adjustment for working capital, transaction expenses and net debt. During the quarter ending December 31, 2016, the Company recorded certain measurement period adjustments. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. The purchase agreement between the Company and the sellers of PNMSoft provides for contingent earn-out consideration ranging from $0 to $9,000, payable by the Company to the sellers of PNMSoft based on the performance of the acquired business for a fixed period following closing relative to the thresholds specified in the earn-out calculation. This acquisition enhances the Company’s digital capabilities by adding dynamic workflow solutions and implementation services.

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

B. Divestiture

(a) A portion of IT support business in Europe

In November 2017, the Company completed the sale of a portion of its legacy IT support business in Europe (the “Business”). Sale proceeds were $0. During the year ended December 31, 2017, the Business recorded net revenues of $4,546 and a net loss of $9,706.

The Company recorded a loss of $5,668 in its consolidated statement of income in connection with the sale of the Business, calculated as follows:

Net sale proceeds	$—
Net assets of the business, including the translation impact thereof	5,569
Selling expenses	99
Loss on divestiture included in other income (expense), net	$5,668

(b) Atyati Technologies Private Limited

In September 2016, the Company completed the sale of its cloud-hosted technology platform for the Indian rural banking sector (“Atyati”), which the Company acquired in 2012. Net sale proceeds from the sale of Atyati were $17,155, net of selling expenses of $427 and cash divested of $854. During the year ended December 31, 2016, Atyati recorded net revenues of $14,958 and a net profit of $64.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

The Company recorded a gain of $5,214 in its consolidated statement of income in connection with the sale of Atyati, calculated as follows:

Net sale proceeds	$17,155
Net assets of the business, including intangible assets, allocated goodwill and the translation impact thereof	11,941
Gain on divestiture included in other income (expense), net	$5,214

4. Cash and cash equivalents

	As of December 31,
	2016	2017
Cash and other bank balances	$422,623	$504,468
Total	$422,623	$504,468

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31,
	2015	2016	2017
Opening balance as of January 1	$15,192	$11,530	$15,519
Additions due to acquisitions	—	—	235
Additions charged to cost and expense	2449	7,282	9,819
Deductions/effect of exchange rate fluctuations	(6,111)	(3,293)	(1,913)
Closing balance	$11,530	$15,519	$23,660

Accounts receivable were $630,784 and $716,745, and reserves for doubtful receivables were $15,519 and $23,660, resulting in net accounts receivable balances of $615,265 and $693,085 as of December 31, 2016 and 2017, respectively. In addition, accounts receivable due after one year amounting to $3,272 and $1,624 as of December 31, 2016 and 2017, respectively, are included under other assets in the consolidated balance sheets.

Accounts receivable from related parties were $2,490 and $36 as of December 31, 2016 and 2017, respectively. There are no doubtful receivables in amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2016 and 2017:

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Notes a, c)	$55,386	$—	$55,386	$—
Total	$55,386	$—	$55,386	$—
Liabilities
Earn-out consideration (Notes b, d)	$22,435	$—	$—	$22,435
Derivative instruments (Notes b, c)	17,353	—	17,353	—
Total	$39,788	$—	$17,353	$22,435
Redeemable non-controlling interest (Note e)	$4,520	$—	$—	$4,520

	As of December 31, 2017
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Notes a, c)	$73,098	$—	$73,098	$—
Total	$73,098	$—	$73,098	$—
Liabilities
Earn-out consideration (Notes b, d)	$24,732	$—	$—	$24,732
Derivative instruments (Notes b, c)	18,188	—	18,188	—
Total	$42,920	$—	$18,188	$24,732
Redeemable non-controlling interest (Note e)	$4,750	$—	$—	$4,750

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.
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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

6. Fair Value Measurements (continued)

(e)

The Company’s estimate of the fair value of redeemable non-controlling interest as of December 31, 2017 is based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation. Given the significance of the unobservable inputs, the valuation was classified in level 3 of the fair value hierarchy. Refer to Note 3—Business Acquisitions.

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the years ended December 31, 2016 and 2017:

	As of December 31
	2016	2017
Opening balance	$22,820	$22,435
Earn-out consideration payable in connection with acquisitions	14,550	10,720
Payments made of earn-out consideration	(1,611)	(7,239)
Change in fair value (note a)	(14,869)	(3,695)
Other (note b)	1,545	2,511
Ending balance	$22,435	$24,732

(a)	Changes in the fair value of earn-out consideration are reported in other operating (income) expense, net in the consolidated statements of income.

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

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2016	As of December 31, 2017	As of December 31, 2016	As of December 31, 2017
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,108,400	$1,289,400	$6,669	$54,398
United States Dollars (sell) Mexican Peso (buy)	9,120	9,000	(187)	(441)
United States Dollars (sell) Philippines Peso (buy)	70,050	76,650	(1,036)	69
Euro (sell) United States Dollars (buy)	138,613	170,542	9,180	(2,069)
Pound Sterling (buy) United States Dollars (sell)	—	24,041	—	253
Euro (sell) Romanian Leu (buy)	29,805	35,826	(152)	(892)
Japanese Yen (sell) Chinese Renminbi (buy)	77,267	60,768	(742)	1,918
Pound Sterling (sell) United States Dollars (buy)	104,142	80,871	14,228	(2,478)
Australian Dollars (sell) United States Dollars (buy)	114,412	136,092	2,328	(5,180)
Interest rate swaps (floating to fixed)	456,810	432,117	7,746	9,332
			$38,034	$54,910

(a)

Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit, foreign exchange, interest rate or other market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair values of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2016	As of December 31, 2017	As of December 31, 2016	As of December 31, 2017
Assets
Prepaid expenses and other current assets	$33,921	$43,557	$809	$4,635
Other assets	$20,657	$24,906	$—	$—
Liabilities
Accrued expenses and other current liabilities	$4,540	$10,092	$237	$254
Other liabilities	$12,576	$7,842	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Year ended December 31,
	2015			2016			2017
	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before- Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(66,786)	$23,646	$(43,140)	$(30,090)	$9,830	$(20,260)	$37,461	$(13,979)	$23,482
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(42,106)	15,346	(26,760)	(6,799)	409	(6,390)	54,494	(17,725)	36,769
Changes in fair value of effective portion of outstanding derivatives, net	(5,410)	1,530	(3,880)	60,752	(23,400)	37,352	67,562	(18,182)	49,380
Gain (loss) on cash flow hedging derivatives, net	36,696	(13,816)	22,880	67,551	(23,809)	43,742	13,068	(457)	12,611
Closing balance	$(30,090)	$9,830	$(20,260)	$37,461	$(13,979)	$23,482	$50,529	$(14,436)	$36,093

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (loss) recognized in OCI on Derivatives (Effective Portion)			Location of Gain (loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (loss) reclassified from OCI into Statement of Income (Effective Portion)
	Year ended December 31,				Year ended December 31,
	2015	2016	2017		2015	2016	2017
Forward foreign exchange contracts	$(5,410)	$54,664	$66,037	Revenue	$13,667	$12,859	$5,858
Interest rate swaps	$—	$6,088	$1,525	Cost of revenue	$(44,634)	$(14,223)	$37,849
				Selling, general and administrative expenses	$(11,139)	$(3,765)	$10,849
				Interest expense	$—	$(1,670)	$(62)
	$(5,410)	$60,752	$67,562		$(42,106)	$(6,799)	$54,494

Gain (loss) recognized in income on the ineffective portion of derivatives and the amount excluded from effectiveness testing is $0 as of December 31, 2015, 2016 and 2017.

Non-designated Hedges

Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Year ended December 31,
		2015	2016	2017
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$6,566	$2,921	$16,696
		$6,566	$2,921	$16,696

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2016	2017
Advance income and non-income taxes	$50,676	$51,832
Deferred transition costs	45,252	62,029
Derivative instruments	34,730	48,192
Prepaid expenses	22,222	16,944
Customer acquisition cost	11,126	19,327
Employee advances	6,880	5,014
Deposits	2,688	4,719
Advances to suppliers	10,059	2,705
Others	5,516	25,580
	$189,149	$236,342

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2016	2017
Land	$9,635	$10,209
Buildings	44,487	46,007
Furniture and fixtures	37,421	43,091
Computer equipment and servers	187,119	210,725
Plant, machinery and equipment	84,677	92,981
Computer software	119,648	137,459
Leasehold improvements	92,313	102,072
Vehicles	6,753	6,418
Capital work in progress	18,501	17,069
Property, plant and equipment, gross	$600,554	$666,031
Less: accumulated depreciation, amortization and impairment	(407,336)	(459,001)
Property, plant and equipment, net	$193,218	$207,030

Depreciation expense on property, plant and equipment for the years ended December 31, 2015, 2016 and 2017 was $47,673, $45,826 and $44,909, respectively. Software amortization for the years ended December 31, 2015, 2016 and 2017 amounted to $9,114, $9,471 and $11,400, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $2,501, $744 and $(1,727) for the years ended December 31, 2015, 2016 and 2017, respectively.

Property, plant and equipment, net include assets held under capital lease arrangements amounting to $3,183 and $3,302 as of December 31, 2016 and December 31, 2017, respectively. Depreciation expense in respect of these assets was $1,594, $1,564 and $1,682 for the years ended December 31, 2015, 2016 and 2017, respectively.

During the year ended December 31, 2017, the Company tested for recoverability a group of assets, comprised of computer software and a technology-related intangible asset, as a result of a downward revision to the forecasted cash flows to be generated by this group of assets. Based on the results of its testing, the Company determined that the carrying value of the group of assets exceeded the estimated undiscounted cash flows and the Company recorded an $8,000 write-down to reduce the carrying value to its fair value. The Company used the income approach to determine the fair value of the group of assets for the purpose of calculating the charge. This write-down has been recorded in other operating (income) expenses, net in the consolidated statement of income and has been allocated to computer software and technology-related intangible assets, amounting to $5,760 and $2,240, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the years ended December 31, 2016 and 2017:

	As of December 31,
	2016	2017
Opening balance	$1,038,346	$1,069,408
Goodwill relating to acquisitions consummated during the period	51,535	229,745
Goodwill relating to divestitures during the period	(2,226)	—
Impact of measurement period adjustments	(59)	(106)
Effect of exchange rate fluctuations	(18,188)	38,075
Closing balance	$1,069,408	$1,337,122

Goodwill has been allocated to the following reporting units, which represent different business units of the Company, as follows:

	As of December 31,
	2016	2017
India	$493,084	$735,596
China	58,139	60,171
Europe	36,584	41,775
Americas	48,713	57,021
IT services	432,888	442,559
	$1,069,408	$1,337,122

In the year ended December 31, 2017, in accordance with ASU 2011-08, the Company performed an assessment of qualitative factors to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, as at December 31, 2017, the Company concluded that it is not more likely than not that the fair values of all of the Company’s reporting units are less than their carrying amounts.

In the year ended December 31, 2016, in accordance with ASU 2011-08, the Company performed an assessment of qualitative factors to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on its assessment, the Company concluded that it is not more likely than not that the fair value of any of the Company’s reporting units is less than its carrying amount other than its IT services reporting unit, primarily due to a decline in planned revenues. Accordingly, the Company performed a quantitative assessment of goodwill impairment for its IT services reporting unit. Based on such quantitative assessment, the Company concluded that no impairment is warranted for the year ended December 31, 2016 and that the fair value of its IT services reporting unit substantially exceeded its carrying value as of December 31, 2016.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The total amount of the Company’s goodwill deductible for tax purposes is $39,032 and $120,617 as of December 31, 2016 and 2017, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2016			As of December 31, 2017
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$312,041	$260,018	$52,023	$369,173	$293,029	$76,144
Marketing-related intangible assets	45,098	30,571	14,527	52,443	39,212	13,231
Technology-related intangible assets	26,116	21,026	5,090	54,189	28,278	25,911
Other intangible assets	2,875	2,466	409	3,081	2,314	767
Intangible assets under development	6,897	—	6,897	15,537	—	15,537
	$393,027	$314,081	$78,946	$494,423	$362,833	$131,590

Amortization expenses for intangible assets disclosed in the Consolidated Statements of Income under amortization of acquired intangible assets for the years ended December 31, 2015, 2016 and 2017 were $28,513, $27,183 and $36,412, respectively.

Amortization expenses for technology-related internally developed intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expense for the years ended December 31, 2015, 2016 and 2017 were $0, $0 and $467, respectively.

 During the year ended December 31, 2017, the Company tested a customer-related intangible asset for recoverability as a result of the termination of a client contract. Based on the results of such testing, the Company recorded a $1,311 write-down to reduce the amount of the asset’s total carrying value. The Company used the income approach to determine the fair value of the intangible asset for the purpose of calculating the resulting charge. This write-down has been recorded in other operating (income) expenses, net in the consolidated statement of income. During the year ended December 31, 2017, the Company also recorded a write-down to a technology-related intangible asset as described in note 9.

During the year ended December 31, 2016, the Company tested an intangible software asset for recoverability as a result of a downward revision to the forecasted cash flows to be generated by the intangible asset. The Company previously recorded a charge to this asset in the third quarter of 2015. Based on the results of its testing, the Company determined that the carrying value of the intangible asset exceeded its estimated undiscounted cash flows by $10,324 and recorded an additional write-down to further reduce the carrying value by this amount. The Company used the income approach to determine the fair value of the intangible asset for the purpose of calculating the charge. This write-down had been recorded in other operating (income) expenses, net in the consolidated statement of income. During the year ended December 31, 2016, the Company also tested a customer-related intangible asset for recoverability as a result of the termination of a client contract. Based on results of such testing, the Company recorded an $871 write-down in the amount of the asset’s total carrying value. The Company used the income approach to determine the fair value of the intangible asset for the purpose of calculating the resulting charge. This write-down had been recorded in other operating (income) expenses, net in the consolidated statement of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For the year ending December 31:
2018	$38,569
2019	27,518
2020	26,831
2021	13,080
2022 and beyond	25,592
$131,590

11. Other assets

Other assets consist of the following:

	As of December 31,
	2016	2017
Customer acquisition cost	$30,996	$37,017
Advance income and non-income taxes	60,203	63,474
Deferred transition costs	74,462	77,255
Deposits	29,853	32,174
Derivative instruments	20,657	24,906
Prepaid expenses	3,179	2,849
Accounts receivable due after one year	3,272	1,624
Others	19,706	22,870
	$242,328	$262,169

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

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

As of December 31:
2018	$59,269
2019	54,844
2020	47,788
2021	43,692
2022	38,275
2023 and beyond	122,150
Total minimum lease payments	$366,018

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight-line basis over the applicable lease term. Rent expenses under cancellable and non-cancellable operating leases were $50,342, $50,827 and $59,484 for the years ended December 31, 2015, 2016 and 2017, respectively.

The rental expenses set out above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $2,037, $598 and $(1,533) for the years ended December 31, 2015, 2016 and 2017, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2016	2017
Accrued expenses	$163,400	$204,997
Accrued employee cost	179,360	204,506
Deferred transition revenue	50,552	52,233
Statutory liabilities	36,878	36,283
Retirement benefits	17,616	21,074
Derivative instruments	4,777	10,346
Advance from customers	21,969	25,476
Earn-out consideration	6,885	14,928
Other liabilities	15,461	13,093
Capital lease obligations	1,349	1,546
	$498,247	$584,482

14. Long-term debt

In June 2015, the Company refinanced its 2012 facility through a new credit facility comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus a margin of 1.50% per annum or a base rate plus a margin of 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. As a result of the June 2015 refinancing, the gross outstanding term loan under the previous facility, which amounted to $663,188 as of June 30, 2015, was extinguished, and the Company expensed $10,050, representing accelerated amortization of the existing unamortized debt issuance costs related to the prior facility. Additionally, the refinancing of the revolving facility resulted in the accelerated amortization of $65 relating to the existing unamortized debt issuance cost. The remaining unamortized costs for the revolving facility, together with the fees paid to the Company’s lenders and third parties in connection with the new term loan and revolving facility, will be amortized over the term of the refinanced facility, which ends on June 30, 2020. For the year ended 2017, the Company was in compliance with the financial covenants.

As of December 31, 2016 and December 31, 2017, the amount outstanding under the Company’s term loan, net of debt amortization expense of $2,667 and $1,848, was $737,333 and $698,152, respectively.  As of December 31, 2016 and December 31, 2017, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum based on the Company’s election and then current credit rating. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of December 31, 2017 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan, net of debt amortization expense, is as follows:

Year ended	Amount
2018	$39,226
2019	39,272
2020	619,654
Total	$698,152

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

14. Long-term debt (Continued)

In March 2017, the Company issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519, net of an underwriting fee of $1,481. In connection with the offering, the Company incurred other debt issuance costs of $1,161. The total debt issuance cost of $2,642 is being amortized over the life of the notes as additional interest expense. As of December 31, 2017, the amount outstanding under the notes, net of debt amortization expense of $2,239, was $347,761, which is payable on April 1, 2022. The Company will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option, may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets. Upon certain change of control transactions, the Company will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded up to a maximum increase of 2.0%. The Company is required to offer to exchange the notes for registered notes or have one or more shelf registration statements declared effective within 455 days after the issue date of the notes and, if such exchange offer fails to be consummated or such registration statement fails to be effective by June 25, 2018, then the interest payable on the notes will increase by 0.25% per annum during the 90-day period immediately following such date and will further increase by 0.25% per annum at the end of each subsequent 90-day period up to a maximum increase of 0.50%. The notes are senior unsecured obligations of the Company and will rank equally with all other senior unsecured indebtedness of the Company outstanding from time to time.

15. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2016 and December 31, 2017, the limits available were $15,382 and $15,064, respectively, of which $10,980 and $7,900 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $350,000, which the Company obtained in June 2015 as described in note 14. This facility replaces the Company’s $250,000 facility initially entered into in August 2012 and subsequently amended in June 2013. As of December 31, 2016 and December 31, 2017, a total of $160,978 and $170,978 respectively, was utilized, of which $160,000 and $170,000, respectively, constituted funded drawdown and $978 and $978, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 1.50% as of December 31, 2016. As of December 31, 2017, the revolving facility bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum. The unutilized amount on the revolving facility bore a commitment fee of 0.25% and 0.25% as of December 31, 2016 and December 31, 2017, respectively. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2017, the Company was in compliance with the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

16. Other liabilities

Other liabilities consist of the following:

	As of December 31,
	2016	2017
Accrued employee cost	$3,976	$14,020
Deferred transition revenue	72,560	70,900
Retirement benefits	39,020	40,520
Derivative instruments	12,576	7,842
Amount received from GE under indemnification arrangement, pending adjustment	3,159	3,359
Advance from customers	2,371	790
Earn-out consideration	15,550	9,804
Others	11,078	18,710
Capital lease obligations	2,500	2,664
	$162,790	$168,609

17. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2015, 2016 and 2017, all of the plan assets were primarily invested in debt securities.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of December 31, 2016 and 2017.

	As of December 31,
	2016	2017
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$35,617	$45,283
Service cost	5,661	7,735
Actuarial loss	6,749	4,493
Interest cost	2,585	3,252
Liabilities assumed on acquisition	693
Benefits paid	(4,967)	(5,367)
Special termination benefit	-	57
Effect of exchange rate changes	(1,055)	2,641
Projected benefit obligation at the end of the year	$45,283	$58,094
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$28,549	$30,871
Employer contributions	5,776	15,176
Actual gain on plan assets	1,777	2,746
Assets assumed on acquisition	170	0
Actuarial gain	—	11
Benefits paid	(4,897)	(5,301)
Effect of exchange rate changes	(504)	2,057
Fair value of plan assets at the end of the year	$30,871	$45,560

Amounts included in other comprehensive income (loss) as of December 31, 2016 and 2017 were as follows:

	As of December 31,
	2016	2017
Net actuarial loss	(8,979)	(12,228)
Deferred tax assets	2,759	2,221
Other comprehensive income, net	(6,220)	(10,007)

Changes in other comprehensive income (loss) during the year ended December 31, 2017 were as follows:

2017
Net actuarial loss	$(4,182)
Amortization of net actuarial loss	1,177
Deferred income taxes	(670)
One-time cost	211
Effect of exchange rate changes	(323)
Other comprehensive income (loss), net	$(3,787)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

Net defined benefit plan costs for the years ended December 31, 2015, 2016 and 2017 include the following components:

	Year ended December 31,
	2015	2016	2017
Service costs	$5,578	$5,661	$7,735
Interest costs	2,629	2,585	3,252
Amortization of actuarial loss	330	(113)	1,177
Expected return on plan assets	(2,154)	(2,043)	(2,412)
One-time cost	—	—	209
Special termination benefits	—	—	426
Net defined benefit plan costs	$6,383	$6,090	$10,387

The amount in other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $1,353.

The weighted average assumptions used to determine the benefit obligations of the Gratuity Plan as of December 31, 2016 and 2017 are presented below:

	As of December 31,
	2016	2017
Discount rate	7.10% - 7.5%	7.40% - 7.60%
Rate of increase in compensation per annum	5.20%-11.00%	5.20%-11.00%

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2015, 2016 and 2017 are presented below:

	Year ended December 31,
	2015	2016	2017
Discount rate	8.50% - 8.55%	8.30% - 8.45%	7.10% - 7.5%
Rate of increase in compensation per annum	5.20% - 11.00%	5.20% - 11.00%	5.20% - 11.00%
Expected long-term rate of return on plan assets per annum	8.50%	7.50%	7.50%

The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2016 and 2017 are presented below:

	Year ended December 31,
	2016	2017
Discount rate	6.80%	7.60%
Rate of increase in compensation per annum	5.50%	5.50%

The weighted average assumptions used to determine the costs of the Mexican Plan for the years ended December 31, 2015, 2016 and 2017 are presented below:

	Year ended December 31,
	2015	2016	2017
Discount rate	6.50%	6.50%	6.80%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets per annum	0.00%	0.00%	0.00%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2016 and 2017 are presented below:

	Year ended December 31,
	2016	2017
Discount rate	0.08% - 1.30%	0.113%-0.789%
Rate of increase in compensation per annum	0.00% - 3.55%	0.00% - 3.55%

The weighted average assumptions used to determine the costs of the Japan Plan for the years ended December 31, 2015, 2016 and 2017 are presented below:

Year ended December 31,
	2015	2016	2017
Discount rate	0.20% - 1.30%	0.24% - 1.30%	0.08% - 1.30%
Rate of increase in compensation per annum	0.00% - 3.55%	0.00% - 3.55%	0.00% - 3.55%
Expected long-term rate of return on plan assets per annum	2.69% - 3.44%	0.00% - 3.77%	0.00% - 3.09%

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

The fair values of the Company’s plan assets as of December 31, 2016 and 2017 by asset category are as follows:

	Total
	As of December 31, 2017
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$472	$472	$—	$—
Fixed income securities (Note a)	42,328	3,419	38,909	—
Other securities (Note b)	2,760	2,437	323	—
Total	$45,560	$6,328	$39,232	$—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

	Total
	As of December 31, 2016
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash	$4,809	$4,809	$—	$—
Fixed income securities (Note a)	23,659	3,001	20,658	—
Other securities (Note b)	2,403	2,191	212	—
Total	$30,871	$10,001	$20,870	$—

(a)	Includes investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.
(b)	Includes investments in funds that invest primarily in fixed income securities and the remaining portion in equity securities.

The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2018	$8,469
2019	8,823
2020	9,330
2021	9,946
2022	10,118
2023 - 2027	48,107
$94,793

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2017.

Defined contribution plans

During the years ended December 31, 2015, 2016 and 2017, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2015	2016	2017
India	$15,915	$19,074	$22,242
U.S.	8,148	10,379	11,147
U.K.	4,453	6,593	7,823
China	14,511	15,512	15,950
Other regions	4,690	4,684	4,059
Total	$47,717	$56,242	$61,221

18. Stock-based compensation

The Company has issued options under the Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) and the Genpact Limited 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”) to eligible persons, including employees, directors and certain other persons associated with the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

Under the 2007 Omnibus Plan, shares underlying options forfeited, expired, terminated or cancelled under any of the Company’s predecessor plans were added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

During the year ended December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan was increased by 8,858,823 shares as a result of a one-time adjustment to outstanding unvested share awards in connection with a special dividend payment.

A brief summary of each plan is provided below:

2007 Omnibus Plan

The Company adopted the 2007 Omnibus Plan on July 13, 2007 and amended and restated it on April 11, 2012. The 2007 Omnibus Plan provided for the grant of awards intended to qualify as incentive stock options, non-qualified stock options, share appreciation rights, restricted share awards, restricted share units, performance units, cash incentive awards and other equity-based or equity-related awards. Under the 2007 Omnibus Plan, the Company was authorized to grant awards for the issuance of up to a total of 23,858,823 common shares.

2017 Omnibus Plan

On May 9, 2017, the Company’s shareholders approved the adoption of the Genpact Limited 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”), pursuant to which 15,000,000 Company common shares are available for issuance. No grants may be made under the 2007 Omnibus Plan after the date of adoption of the 2017 Omnibus Plan.  Grants that were outstanding under the 2007 Omnibus Plan as of the Company’s adoption of the 2017 Omnibus Plan remain subject to the terms of the 2007 Omnibus Plan.

Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2015, 2016 and 2017, were $24,684, $24,686 and $35,112, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.

Income tax benefits recognized in relation to stock-based compensation charges, excluding excess tax benefits, during the years ended December 31, 2015, 2016 and 2017 were $6,125, $6,446 and $9,600, respectively.

Stock options

All options granted under the 2007 and 2017 Omnibus Plans are exercisable into common shares of the Company, have a contractual period of ten years and vest over four to five years unless specified otherwise in the applicable award agreement. The Company recognizes compensation cost over the vesting period of the option.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

Compensation cost is determined at the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in 2015, 2016 and 2017:

	2015	2016	2017
Dividend yield	—	—	0.97%
Expected life (in months)	84	84	84
Risk-free rate of interest for expected life	1.99%	1.42% - 1.56%	2.25%
Volatility	34.97%	25.60% - 27.22%	24.28%

Volatility was calculated based on the historical volatility of the Company’s share price during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method,” which is based on the average of its contractual vesting term. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. The Company did not pay any regular cash dividends in fiscal 2016.  The Company paid a cash dividend of $0.06 per share in each quarter of fiscal 2017.

The Company has issued, and intends to continue to issue, new common shares upon stock option exercises and the vesting of share awards under its equity-based incentive compensation plans.

A summary of stock option activity during the years ended December 31, 2015, 2016 and 2017 is set out below:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2016
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2016	5,986,845	$16.99	5.8	$—
Granted	860,000	26.80	—	—
Forfeited	(145,000)	17.77	—	—
Expired	—	—	—	—
Exercised	(994,155)	14.98	—	9,301
Outstanding as of December 31, 2016	5,707,690	$18.65	5.8	$34,641
Vested as of December 31, 2016 and expected to vest thereafter (Note a)	5,457,701	$18.42	5.8	$34,150
Vested and exercisable as of December 31, 2016	2,746,191	$15.62	4.0	$23,960
Weighted average grant-date fair value of options granted during the period	$8.50

	Year ended December 31, 2017
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2017	5,707,690	$18.65	5.8	$—
Granted	250,000	24.74	—	—
Forfeited	(80,000)	20.63	—	—
Expired	—	—	—	—
Exercised	(743,045)	14.50	—	12,636
Outstanding as of December 31, 2017	5,134,645	$19.52	5.6	$62,743
Vested as of December 31, 2017 and expected to vest thereafter (Note a)	4,988,875	$19.36	5.6	$61,779
Vested and exercisable as of December 31, 2017	2,203,146	$16.17	4.1	$34,303
Weighted average grant-date fair value of options granted during the period	$6.62

(a)	Options expected to vest reflect an estimated forfeiture rate.

Cash received by the Company upon the exercise of stock options amounted to $13,564, $14,896 and $10,772. Cash tax benefits realized by the Company upon the exercise of stock options during the year ended December 31, 2015 and tax benefits from the exercise of stock options during the years ended December 31, 2016 and 2017 were $6,982, $1,548 and $2,016 (including excess tax benefits of $6,560, $1,004, $1,723), respectively.

As of December 31, 2017, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $6,479, which will be recognized over the weighted average remaining requisite vesting period of 2.9 years.

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

A summary of RSUs granted during the years ended December 31, 2015, 2016 and 2017 is set out below:

	Year ended December 31, 2015
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2015	488,418	$15.36
Granted	53,546	20.88
Vested (Note b)	(351,338)	15.29
Forfeited	(33,236)	14.00
Outstanding as of December 31, 2015	157,390	$17.67
Expected to vest (Note a)	147,226

	Year ended December 31, 2016
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	157,390	$17.67
Granted	95,553	25.49
Vested (Note c)	(133,903)	20.66
Forfeited	(1,135)	14.18
Outstanding as of December 31, 2016	117,905	$20.65
Expected to vest (Note a)	107,366
	Year ended December 31, 2017
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	117,905	$20.65
Granted	1,533,836	26.36
Vested (Note d)	(45,248)	18.31
Forfeited	(1,242)	25.53
Outstanding as of December 31, 2017	1,605,251	$26.17
Expected to vest (Note a)	1,371,567

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
(b)

Vested RSUs were net settled by issuing 199,949 shares (net of minimum statutory tax withholding). 53,546 RSUs vested in the year ended December 31, 2015, 53,023 shares in respect of which were issued in 2017 after withholding shares to the extent of minimum statutory withholding taxes.

(c)

Vested RSUs were net settled by issuing 29,719 shares (net of minimum statutory tax withholding). 86,517 RSUs vested in the year ended December 31, 2016. 17,802 common shares underlying 34,035 of such RSUs were issued in 2017 after withholding shares to the extent of minimum statutory withholding taxes. Shares underlying the remaining 52,482 of such RSUs will be issued in 2018 after withholding shares to the extent of minimum statutory withholding taxes.

(d)	Vested RSUs were net settled by issuing 32,395 shares (net of minimum statutory tax withholding).

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

92,692 RSUs vested in the year ended December 31, 2014, in respect of which 91,963 shares were issued in 2016 after withholding shares to the extent of minimum statutory withholding taxes.

61,057 RSUs vested in the year ended December 31, 2013, in respect of which 59,827 shares were issued in January 2015 after withholding shares to the extent of minimum statutory withholding taxes.

As of December 31, 2017, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $26,543, which will be recognized over the weighted average remaining requisite vesting period of 2.9 years.

Performance Units

The Company also grants stock awards in the form of performance units, or PUs, and has granted PU’s under both the 2007 and 2017 Omnibus Plans.

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

A summary of PU activity during the years ended December 31, 2015, 2016 and 2017 is set out below:

	Year ended December 31, 2015
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2015	1,292,750	$16.78	2,648,626
Granted	1,375,650	22.72	2,965,475
Vested (Note b)	(855)	16.78	(855)
Forfeited	(136,216)	17.82	(156,194)
Adjustment due to achievement of lower-than-target performance (Note c)	(32,007)	20.45
Adjustment due to achievement of lower-than-maximum performance (Note d)			(2,957,730)
Outstanding as of December 31, 2015	2,499,322	$19.95	2,499,322
Expected to vest (Note a)	2,184,906

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2016
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2016	2,499,322	$19.95	2,499,322
Granted	1,518,374	27.93	3,343,335
Vested	—	—	—
Forfeited	(252,842)	21.88	(325,817)
Adjustment upon final determination of level of performance goal achievement (Note e)	7,274	22.72
Adjustment upon final determination of level of performance goal achievement (Note e)			7,274
Outstanding as of December 31, 2016	3,772,128	$23.04	5,524,114
Expected to vest (Note a)	2,226,489
	Year ended December 31, 2017
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2017	3,772,128	$23.04	5,524,114
Granted	1,811,292	25.22	3,622,584
Vested (Note f)	(1,136,047)	16.78	(1,136,047)
Forfeited (Note g)	(1,583,913)	27.57	(1,627,313)
Adjustment upon final determination of level of performance goal achievement (Note h)	37,480	25.22
Adjustment upon final determination of level of performance goal achievement (Note i)			(3,482,398)
Outstanding as of December 31, 2017	2,900,940	$24.40	2,900,940
Expected to vest (Note a)	2,657,685

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
(b)	Vested PUs were net settled upon vesting by issuing 590 shares (net of minimum statutory tax withholding).

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

(c)

Represents a 5.2% to 6.7% reduction, depending on the targets under the PU award granted, in the number of target shares as a result of achievement of lower-than-target performance for the PUs granted in 2015, partially offset by a 0.8% to 6.6% increase in the number of target shares as a result of achievement of higher-than-target performance for the PUs granted in 2014.

(d)

Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2015. Also includes the difference between the maximum number of shares achievable and the number of shares eligible to vest under the PU awards granted in 2014 based on the certified level of achievement of the performance goals.

(e)	Represents an adjustment made in March 2016 to the number of shares underlying the PUs granted in 2015 upon certification of the level of achievement of the performance targets for such awards.
(f)	Vested PUs were net settled upon vesting by issuing 731,701 shares (net of minimum statutory tax withholding).
(g)

Includes 1,443,624 target shares underlying PUs granted in 2016 which were forfeited for failure to achieve all of the threshold performance targets under such awards as certified by the compensation committee based on the Company’s audited financial statements for the year ended December 31, 2016.

(h)

Represents a 2.7% increase in the number of target shares as a result of achievement of higher-than-target performance for certain PUs granted in 2017, partially offset by a 12.5% reduction as a result of achievement of lower-than-target performance for certain PUs granted in 2017.

(i)

Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2017 based on the level of achievement of the performance goals. Also includes the difference between the maximum number of shares achievable and the number of shares eligible to vest under the PU awards granted in 2016, which were forfeited for failure to achieve all of the threshold performance targets under such awards as certified by the compensation committee based on the Company’s audited financial statements for the year ended December 31, 2016.

1,329,270 shares vested in the year ended December 31, 2014 in respect of PUs granted in March 2012. 845,524 shares (net of minimum statutory tax withholding) in respect of such PUs were issued in January 2015.

As of December 31, 2017, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $28,992, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

During the years ended December 31, 2015, 2016 and 2017, 121,485, 146,685 and 190,435 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the years ended

December 31, 2015, 2016 and 2017 was $292, $428 and $573, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

19. Capital stock

The Company’s authorized capital stock as of December 31, 2016 and 2017 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 198,794,052 and 192,825,207 common shares, and no preferred shares, issued and outstanding as of December 31, 2016 and 2017, respectively.

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

On March 29, 2017, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (the “Dealer”) to repurchase Company common shares for an aggregate purchase price of $200,000. Pursuant to the ASR agreement, as amended in November 2017, the Company paid the aggregate purchase price to the Dealer upfront and received an initial delivery of 6,578,947 common shares on March 30, 2017 and an additional delivery of 350,006 common shares on December 29, 2017. The total value of the 6,928,953 common shares delivered to the Company through December 29, 2017 was $196,000, and the weighted average price per share of the common shares delivered was $28.29. The Company’s purchase of its common shares under the ASR has been recorded as a reduction in retained earnings. The value of the common shares to be purchased under the ASR but not yet delivered to the Company as of December 31, 2017, amounting to $4,000, was recorded in additional paid-in-capital. All repurchased shares have been retired.

The final settlement of the shares repurchased under the ASR was completed in January 2018. The final number of common shares repurchased by the Company under the ASR agreement was based on the volume-weighted average share price of the Company’s common shares during the term of the transaction, less a discount and subject to adjustments pursuant to the terms of the ASR agreement.

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

During the years ended December 31, 2017 and December 31, 2016, the Company also purchased 808,293 and 13,940,782 of its common shares, respectively, on the open market at a weighted average price of $24.48 and $24.76  per share, respectively, for an aggregate cash amount of $19,784 and $345,200, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the year ended December 31, 2015, December 31, 2016 and December 31, 2017, $197, $279 and $16, respectively, was deducted from retained earnings in direct costs related to share repurchases.

Dividend

In February 2017, the Company’s board of directors approved a dividend program under which the Company paid a regular quarterly cash dividend of $0.06 per share to holders of its common shares, representing an annual dividend of $0.24 per share in 2017. On March 28, 2017, June 28, 2017, September 21, 2017, and December 20, 2017 the Company paid dividends of $0.06 per share, amounting to $11,957, $11,558, $11,581 and $11,590 in the aggregate, to shareholders of record as of March 10, 2017, June 12, 2017, September 8, 2017 and December 8, 2017 respectively.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,821,000, 781,215 and 1,007,480 for the years ended December 31, 2015, 2016 and 2017, respectively.

	Year ended December 31,
	2015	2016	2017
Net income available to Genpact Limited common shareholders	$239,817	$269,684	$263,111
Weighted average number of common shares used in computing basic earnings per common share	216,606,542	206,861,536	193,864,755
Dilutive effect of stock-based awards	2,538,502	3,264,487	3,184,797
Weighted average number of common shares used in computing dilutive earnings per common share	219,145,044	210,126,023	197,049,552
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$1.11	$1.30	$1.36
Diluted	$1.09	$1.28	$1.34

21. Cost of revenue

Cost of revenue consists of the following:

	Year ended December 31,
	2015	2016	2017
Personnel expenses	$1,013,209	$1,061,501	$1,155,745
Operational expenses	432,535	446,922	481,012
Depreciation and amortization	47,803	46,284	46,947
	$1,493,547	$1,554,707	$1,683,704

22. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2015	2016	2017
Personnel expenses	$430,088	$469,956	$501,445
Operational expenses	169,042	174,060	178,573
Depreciation and amortization	8,984	9,013	9,829
	$608,114	$653,029	$689,847

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

23. Other operating (income) expense, net

	Year ended December 31,
	2015	2016	2017
Other operating (income) expense	$(2,515)	$(1,266)	$(7,277)
Provision for impairment of intangible assets and property, plant and equipment	10,714	11,195	9,311
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(11,521)	(14,869)	(3,695)
Other operating (income) expense, net	$(3,322)	$(4,940)	$(1,661)

24. Interest income (expense), net

Interest income (expense), net consists of the following:

	Year ended December 31,
	2015	2016	2017
Interest income	$8,676	$7,247	$8,182
Interest expense	(29,828)	(23,431)	(39,917)
Loss on extinguishment of debt	(10,115)	-	-
Interest income (expense), net	$(31,267)	$(16,184)	$(31,735)

25. Income taxes

Income tax expense (benefit) for the years ended December 31, 2015, 2016 and 2017 is allocated as follows:

	Year ended December 31,
	2015	2016	2017

Income from continuing operations	$61,937	$62,098	$59,742
Other comprehensive Income:
Unrealized gains (losses) on cash flow hedges	13,816	23,809	457
Retirement benefits	1,304	(1,885)	670
Additional paid in capital:
Excess tax benefit on stock-based compensation	(6,560)	—	—
Retained earnings:
Deferred tax assets recognized on early adoption of ASU 2016-09	—	(24,912)	—

The components of income before income tax expense from continuing operations are as follows:

	Year ended December 31,
	2015	2016	2017
Domestic (U.S.)	$23,122	$44,110	$8,440
Foreign (Non-U.S.)	278,632	285,535	312,143
Income before income taxes	$301,754	$329,645	$320,583

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2015	2016	2017
Current taxes:
Domestic (U.S. federal taxes)	$12,142	$78	$3,380
Domestic (U.S. state taxes)	301	1,069	1,268
Foreign (Non-U.S.)	68,207	30,497	65,485
	$80,650	$31,644	$70,133
Deferred taxes:
Domestic (U.S. federal taxes)	$(5,396)	$11,379	$3,549
Domestic (U.S. state taxes)	344	(459)	(2,809)
Foreign (Non-U.S.)	(13,661)	19,534	(11,131)
	$(18,713)	$30,454	$(10,391)
Total income tax expense (benefit)	$61,937	$62,098	$59,742

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes, as a result of the following:

	Year ended December 31,
	2015	2016	2017
Income before income tax expense	$301,754	$329,645	$320,583
Statutory tax rates	35%	35%	35%
Computed expected income tax expense	105,614	115,376	112,204
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	(16,550)	(18,574)	(25,224)
Tax benefit from tax holiday	(38,039)	(32,893)	(35,814)
Non-deductible expenses	1,884	2,295	1,146
Effect of change in tax rates	1,436	353	2,778
Change in valuation allowance	(33)	(4,830)	9,041
Unrecognized tax benefits	6,272	(627)	1,611
Other*	1,353	998	(6,000)
Reported income tax expense (benefit)	$61,937	$62,098	$59,742

*During 2017, following the transfer/closure of certain affiliated entities, deferred tax liabilities recorded against the outside basis difference amounting to $9,600 were reversed. It was not more likely than not that the resulting net deferred tax asset would be realized. Therefore, a full valuation allowance was established to offset the reduction in deferred tax liabilities.

A portion of the profits of the Company’s operations is exempt from income tax in India.  One of the Company’s Indian subsidiaries has sixteen units eligible for a tax holiday as a special economic zone unit in respect of 100% of the export profits it generates for a period of 5 years from commencement, 50% of such profits for the next 5 years (year 6 to year 10 from commencement) and 50% of the profits for an additional period of 5 years (year 11 to year 15 from commencement), subject to the satisfaction of certain capital investment requirements. The tax holidays for the Company’s existing special economic zone units will begin to expire on March 31, 2022 and will have fully expired on March 31, 2029, assuming the Company satisfies the capital investment requirements.

The effect of the Indian tax holiday on basic earnings per share was $0.18, $0.19 and $0.18, respectively, for the years ended December 31, 2015, 2016 and 2017. The effect of the tax holiday on diluted earnings per share was $0.17, $0.18 and $0.18, respectively, for the years ended December 31, 2015, 2016 and 2017.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The components of the Company’s deferred tax balances as of December 31, 2016 and 2017 are as follows:

	As of December 31,
	2016	2017
Deferred tax assets
Net operating loss carryforwards	$52,997	$55,500
Accrued liabilities and other expenses	19,840	41,177
Provision for doubtful debts	6,419	10,509
Property, plant and equipment	3,445	1,270
Unrealized losses on cash flow hedges, Net	558	275
Share-based compensation	19,054	19,789
Retirement benefits	5,067	5,817
Deferred revenue	44,892	22,948
Tax credit carryforwards	34,509	35,322
Other	8,876	11,571
Gross deferred tax assets	$195,657	$204,178
Less: valuation allowance	(14,746)	(24,549)
Total deferred tax assets	$180,911	$179,629
Deferred tax liabilities
Intangible assets	$13,519	$15,954
Property, plant and equipment	2,745	1,131
Deferred cost	41,950	33,816
Investments in foreign subsidiaries not indefinitely reinvested	29,546	18,949
Unrealized gains on cash flow hedges, net	14,350	14,711
Other	11,073	24,886
Total deferred tax liabilities	$113,183	$109,447
Net deferred tax asset	$67,728	$70,182

	As of December 31,
Classified as	2016	2017
Deferred tax assets
Non-current	$70,143	$76,929
Deferred tax liabilities
Non-current	2,415	6,747
	$67,728	$70,182

The change in the total valuation allowance for deferred tax assets as of December 31, 2015, 2016 and 2017 is as follows:

	Year ended December 31,
	2015	2016	2017
Opening valuation allowance	$21,094	$20,091	$14,746
Reduction during the year	(3,499)	(7,299)	(3,957)
Addition during the year	2,496	1,954	13,760
Closing valuation allowance	$20,091	$14,746	$24,549

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

Management considers the scheduled reversal of deferred tax liabilities and projected taxable income in making this assessment. In order to fully realize a deferred tax asset, the Company must generate future taxable income prior to the expiration of the deferred tax asset under applicable law. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2017. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

In 2016, one of the Company’s subsidiaries filed amended tax returns with respect to prior years, resulting in revised assessments, higher taxable income and the utilization of operating loss carryforwards. The use of operating loss carryforwards resulted in the complete reversal of the subsidiary’s remaining valuation allowance of $3,377.

On January 1, 2016, the Company elected the early adoption of ASU 2016-09, which was applied using a modified retrospective approach. Accordingly, excess tax benefits relating to the exercise of stock options prior to December 31, 2015 amounting to $24,912 were recorded through retained earnings. For the year ended December 31, 2016 and 2017, the Company has recognized net excess tax benefits of $1,004 and $1,723 in income tax expense attributable to continuing operations.

The Company recorded excess tax benefits of $6,560, $0, and $0 through additional paid-in capital during the years ended December 31, 2015, 2016 and 2017, respectively.

As of December 31, 2017, the Company’s deferred tax assets related to net operating loss carryforwards of $223,415 amounted to $50,495 (excluding state net operating losses). Net operating losses of subsidiaries in the United Kingdom, Singapore, Malaysia, Australia, Brazil, Israel, South Africa, Hong Kong and Luxembourg amounted to $126,612 and can be carried forward for an indefinite period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The Company’s remaining tax loss carryforwards expire as set forth in the table below:

	US – Federal	Europe	Others
Year ending December 31,
2018	$—	$—	$20
2019	—	—	72
2020	—	1,872	62
2021	—	581	2,084
2022	—	5,253	60
2023	—	8,500	953
2024	—	1,213	7,941
2025	—	28,222	9,647
2026	9,511	2,263	3,072
2027	9,913	—	2,053
2028	—	33	2,451
2034	—	—	1,027
	$19,424	$47,937	$29,442

In the table above, “Europe” includes net operating losses of subsidiaries in Hungary, Poland, the Netherlands, the Czech Republic, Slovakia, and Portugal, while “Others” includes net operating losses of subsidiaries in Mexico, Japan, China, India and Canada.

As of December 31, 2017, the Company had additional deferred tax assets for U.S. state and local tax loss carryforwards amounting to $5,005 with varying expiration periods between 2018 and 2036.

As of December 31, 2017, the company had a total foreign tax credit carryforward of $33,220, which will expire as set forth in the table below:

Year ending December 31,	Amount
2023	$893
2024	1,202
2025	15,552
2026	8,481
2027	5,362
2028	1,730
$33,220

Undistributed earnings of the Company’s foreign (non-Bermuda) subsidiaries which cannot be repatriated in a tax-free manner and for which a deferred tax liability has not been recognized amounted to $36,029 as of December 31, 2017. The Company has not accrued any income, distribution or withholding taxes that would arise if such earnings were repatriated. Due to the Company’s changing corporate structure, the various methods that are available to repatriate earnings, and uncertainty relative to the applicable taxes at the time of repatriation, it is not practicable to determine the amount of tax that would be imposed upon repatriation. If undistributed earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the company will accrue the applicable amount of taxes associated with such earnings at that time.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

As of December 31, 2017, $499,532 of the Company’s $504,468, in cash and cash equivalents was held by the Company’s foreign (non-Bermuda) subsidiaries. $243,813 of this cash is held by foreign subsidiaries for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $17,343 of retained earnings. $122,674 of the Company’s cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $133,045 in cash and cash equivalents held by certain foreign subsidiaries of the Company is being indefinitely reinvested.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect 2017. The Tax Act also establishes new tax laws that will affect 2018 and subsequent years, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

As a result of the reduction in the federal corporate income tax rate, the Company has revalued its net deferred tax assets, excluding tax credits to the extent affected by changes in the law as of December 31, 2017. Based on this revaluation, the Company has recorded a net tax expense of $3,182 to reduce its net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017. Additionally, the Company has claimed 100% depreciation on $7,685 of the investments it made in depreciable property after September 27, 2017.

The estimation of transition tax on mandatory repatriation introduced under the Tax Act is provisional, which is currently estimated based on information available as of December 31, 2017. The Company has not recorded any tax liability for transition tax as of December 31, 2017 pending detailed workings for the earnings and profit pool of its controlled foreign corporations. The Company will recognize any changes to the provisional amounts as it refines its estimates and interpretations of the application of the Tax Act. The Company expects to complete its analysis of the provisional items during the second half of 2018. The effects of other provisions of the Tax Act are not expected to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2017.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The following table summarizes activities related to our unrecognized tax benefits from January 1 to December 31 for each of 2015, 2016 and 2017:

	Year Ended December 31,
	2015	2016	2017
Opening balance at January 1	$22,718	$26,357	$23,467
Increase related to prior year tax positions, including recorded in acquisition accounting	2,000	370	2,582
Decrease related to prior year tax positions	—	(1,506)	(1,398)
Decrease related to divestiture of business	—	(345)	—
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(820)	(2,122)	(1,019)
Increase related to current year tax positions, including recorded in acquisition accounting	3,544	3,225	1,661
Decrease related to settlements with tax Authorities	—	(2,000)	—
Effect of exchange rate changes	(1,085)	(512)	767
Closing balance at December 31	$26,357	$23,467	$26,060

As of December 31, 2015, 2016 and 2017, the Company had unrecognized tax benefits amounting to $24,935, $22,469 and $24,877, respectively, which, if recognized, would impact the effective tax rate.

As of December 31, 2015, 2016 and 2017, the Company had accrued $4,223, $3,856 and $4,614, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2015, 2016 and 2017, the Company recognized $1,152, $(206) and $(224), respectively, excluding exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2015, 2016 and 2017, the company had accrued $958, $977 and $1,033, respectively, for penalties.

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

Net revenues by service type are as follows:

	Year ended December 31,
	2015	2016	2017
Business process outsourcing	$1,933,095	$2,083,450	$2,264,335
Information technology services	527,949	487,306	472,594
Total net revenues	$2,461,044	$2,570,756	$2,736,929

Revenues from clients based on the industry serviced are as follows:

	Year ended December 31,
	2015	2016	2017
Banking, financial services and insurance	$1,030,584	$1,055,704	$1,105,731
Manufacturing, including pharmaceuticals and medical equipment manufacturing	878,570	958,779	1,002,973
Technology, healthcare and other services	551,890	556,273	628,225
Total net revenues	$2,461,044	$2,570,756	$2,736,929

Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2015	2016	2017
India	$1,687,699	$1,804,113	$1,712,783
Asia, other than India	238,529	249,839	286,338
North and Latin America	304,879	282,434	455,059
Europe	229,937	234,370	282,749
Total net revenues	$2,461,044	$2,570,756	$2,736,929

Revenues from GE comprised 19%, 14% and 10% of the Company’s consolidated total net revenues in 2015, 2016 and 2017, respectively. No other customer accounted for 10% or more of the Company’s consolidated total net revenues during these periods.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

26. Segment reporting (Continued)

Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2016	2017
India	$116,417	$125,490
Asia, other than India	13,549	15,899
North and Latin America	44,633	38,438
Europe	18,619	27,203
Total	$193,218	$207,030

27. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

In the years ended December 31, 2015, 2016, and 2017, the Company recognized net revenues of $326, $335 and $398, respectively, from a client that is also a significant shareholder of the Company.

In the years ended December 31, 2015, 2016 and 2017, the Company recognized net revenues of $7,826, $8,077 and $5,400, respectively, from a client that was a non-consolidating affiliate of the Company. As of June 30, 2017 this non-consolidating affiliate ceased to be a related party.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in cost of revenue. For the years ended December 31, 2015, 2016 and 2017, cost of revenue includes an amount of $2,173, $2,067 and $2,043, respectively, attributable to the cost of such services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the years ended December 31, 2015, 2016 and 2017, selling, general and administrative expenses include an amount of $384, $291 and $315, respectively, attributable to the cost of such services provided by the Company’s non-consolidating affiliates.

During the years ended December 31, 2015, 2016 and 2017, the Company engaged a significant shareholder of the Company to provide services to the Company at a cost of $421, $58 and $57, respectively.

Investment in equity affiliates

During the years ended December 31, 2016 and 2017, the Company made investments of $5,884 and $496, respectively, in its non-consolidating affiliates.

During the year ended December 31, 2017, the Company recorded a charge of $ 2,849 related to an investment in one of its non-consolidating affiliates. This charge has been included in equity-method investment activity, net in the Company’s consolidated statement of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

27. Related party transactions (Continued)

As of December 31, 2016 and 2017, the Company’s investments in its non-consolidating affiliates amounted to $4,800 and $886, respectively.

Others

During the years ended December 31, 2015, 2016 and 2017, the Company entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $2,077, $1,162 and $477, respectively.

During the year ended December 31, 2017, the Company entered into transactions with a client that is a significant shareholder of the Company for certain cost reimbursements amounting to $127, of which $127 is receivable as of December 31, 2017.

During the year ended December 31, 2016, the Company claimed a portion of an equity affiliate’s net operating losses under consortium relief in the United Kingdom amounting to $3,291, which was outstanding and had been included in other liabilities in the company’s consolidated balance sheet as of December 31, 2016.

During the year ended December 31, 2017, the Company made a payment of $3,847 to one of its non-consolidating affiliates under a tax-sharing arrangement in the U.K. This amount represents a portion of the non-consolidated affiliate’s net operating losses surrendered to the Company under the tax sharing arrangement for the years 2015 and 2016. As of June 30, 2017 this non-consolidating affiliate ceased to be a related party.

28. Commitments and contingencies

Capital commitments

As of December 31, 2016 and 2017, the Company has committed to spend $5,185 and $8,314, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $11,958 and $8,879 as of December 31, 2016 and 2017, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

29. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Total net revenues	$622,995	$670,697	$708,824	$734,413	$2,736,929
Gross profit	$239,658	$255,404	$279,633	$278,530	$1,053,225
Income from operations	$79,096	$80,031	$97,451	$72,049	$328,627
Income before equity method investment activity, net and income tax expense	$69,243	$84,582	$89,742	$81,559	$325,126
Net Income	$52,440	$69,102	$73,161	$66,138	$260,841
Net (income) loss attributable to redeemable non-controlling interest	$898	$(156)	$584	$944	$2,270
Net income attributable to Genpact Limited common shareholders	$53,338	$68,946	$73,745	$67,082	$263,111
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.27	$0.36	$0.38	$0.35	$1.36
Diluted	$0.26	$0.36	$0.38	$0.34	$1.34
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	199,069,528	191,469,593	192,124,366	192,795,534	193,864,755
Diluted	202,655,937	193,732,406	194,947,699	196,862,168	197,049,552

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

29. Quarterly financial data (unaudited) (Continued)

	Three months ended				Year ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Total net revenues	$609,703	$630,523	$648,783	$681,747	$2,570,756
Gross profit	$236,855	$246,768	$256,351	$276,075	$1,016,049
Income from operations	$75,622	$79,940	$87,124	$98,092	$340,777
Income before equity method investment activity, net and income tax expense	$72,664	$81,818	$87,360	$95,502	$337,343
Net income	$58,505	$64,788	$68,188	$76,066	$267,547
Net (income) loss attributable to redeemable non-controlling interest	$289	$882	$734	$232	$2,137
Net income attributable to Genpact Limited common shareholders	$58,794	$65,670	$68,922	$76,298	$269,684
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.28	$0.31	$0.33	$0.38	$1.30
Diluted	$0.27	$0.31	$0.33	$0.38	$1.28
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	210,780,165	210,178,050	206,146,007	200,341,922	206,861,536
Diluted	213,892,964	213,803,134	209,376,683	203,431,310	210,126,023

30. Subsequent Events

Share Repurchase

Pursuant to its share repurchase program, the Company repurchased 757,526 of its common shares between January 1, 2018 and March 1, 2018 on the open market at a weighted average price of $31.67 per share for an aggregate cash amount of $23,993.

The Company repurchased 163,975 of its common shares at a weighted average price of $28.20 per share on January 17, 2018 upon final settlement of the transaction under the Company’s ASR agreement. The Company repurchased 7,092,928 of its common shares in the aggregate under the ASR agreement for an aggregate purchase price of $200,000.

Dividend

On February 12, 2018, the Company announced that its Board of Directors has approved a 25% increase in its quarterly cash dividend, representing a planned annual dividend of $0.30 per common share, increased from $0.24 per common share in 2017. The Board of Directors also declared a dividend for the first quarter of 2018 of $0.075 per common share, which will be paid on or about March 21, 2018 to shareholders of record as of the close of business on March 9, 2018. The declaration of any future dividends will be at the discretion of the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
President and Chief Executive Officer

Date: March 1, 2018

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

Signature	Title	Date

/s/ N.V. tyagarajan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
N.V. Tyagarajan

/s/ Edward J. Fitzpatrick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
Edward J. Fitzpatrick

/s/ Robert G. Scott	Director	March 1, 2018
Robert G. Scott

/s/ Amit Chandra	Director	March 1, 2018
Amit Chandra

/s/ Laura Conigliaro	Director	March 1, 2018
Laura Conigliaro

/s/ David Humphrey	Director	March 1, 2018
David Humphrey

/s/ Carol Lindstrom	Director	March 1, 2018
Carol Lindstrom

/s/ James C. Madden	Director	March 1, 2018
James C. Madden

/s/ Alex Mandl	Director	March 1, 2018
Alex Mandl

/s/ CeCelia Morken	Director	March 1, 2018
CeCelia Morken

/s/ Mark Nunnelly	Director	March 1, 2018
Mark Nunnelly

/s/ Mark Verdi	Director	March 1, 2018
Mark Verdi