Form 10-Q
period 2018-03-31
Genpact LTD
filed 2018-05-10
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2018

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of May 2, 2018 was 190,388,217.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2017	As of March 31, 2018
Assets
Current assets
Cash and cash equivalents	4	$504,468	$424,226
Accounts receivable, net	5	693,085	703,066
Prepaid expenses and other current assets	8	236,342	199,208
Total current assets		$1,433,895	$1,326,500

Property, plant and equipment, net	9	207,030	205,035
Deferred tax assets	24	76,929	81,734
Investment in equity affiliates	25	886	919
Intangible assets, net	10	131,590	125,781
Goodwill	10	1,337,122	1,337,051
Contract cost assets	19	-	162,435
Other assets		262,169	157,672
Total assets		$3,449,621	$3,397,127

Liabilities and equity
Current liabilities
Short-term borrowings	11	$170,000	$275,000
Current portion of long-term debt	12	39,226	39,237
Accounts payable		15,050	13,811
Income taxes payable	24	30,026	40,026
Accrued expenses and other current liabilities	13	584,482	503,116
Total current liabilities		$838,784	$871,190

Long-term debt, less current portion	12	1,006,687	996,999
Deferred tax liabilities	24	6,747	7,083
Other liabilities	14	168,609	155,858
Total liabilities		$2,020,827	$2,031,130

Redeemable non-controlling interest		4,750	—
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 192,825,207 and 190,613,135 issued and outstanding as of December 31, 2017 and March 31, 2018, respectively		1,924	1,903
Additional paid-in capital		1,421,368	1,422,897
Retained earnings		355,982	321,916
Accumulated other comprehensive income (loss)		(355,230)	(380,719)
Total equity		$1,424,044	$1,365,997
Commitments and contingencies	27
Total liabilities, redeemable non-controlling interest and equity		$3,449,621	$3,397,127

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2017	2018
Net revenues	19	$622,995	$688,912
Cost of revenue	20, 25	383,337	444,324
Gross profit		$239,658	$244,588
Operating expenses:
Selling, general and administrative expenses	21, 25	160,858	171,109
Amortization of acquired intangible assets	10	7,242	9,936
Other operating (income) expense, net	22	(7,538)	(218)
Income from operations		$79,096	$63,761
Foreign exchange gains (losses), net		(4,913)	4,798
Interest income (expense), net	23	(5,493)	(8,100)
Other income (expense), net	26	553	15,550
Income before equity-method investment activity, net and income tax expense		$69,243	$76,009
Equity-method investment activity, net		(4,558)	—
Income before income tax expense		$64,685	$76,009
Income tax expense	24	12,245	12,075
Net income		$52,440	$63,934
Net loss attributable to redeemable non-controlling interest		898	761
Net income attributable to Genpact Limited shareholders		$53,338	$64,695
Net income available to Genpact Limited common shareholders	18	$53,338	$64,695
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.27	$0.34
Diluted		$0.26	$0.33
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic		199,069,528	192,816,626
Diluted		202,655,937	196,288,569

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended March 31,
	2017		2018
	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest
Net Income (loss)	$53,338	$(898)	$64,695	$(761)
Other comprehensive income:
Currency translation adjustments	51,627	(12)	(9,335)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	18,858	—	(18,932)	—
Retirement benefits, net of taxes	119	—	513	—
Other comprehensive income (loss)	70,604	(12)	(27,754)	(424)
Comprehensive income (loss)	$123,942	$(910)	$36,941	$(1,185)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest.
Balance as of January 1, 2017	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520
Issuance of common shares on exercise of options (Note 16)	455,835	5	6,540	—	—	6,545	—
Issuance of common shares under the employee stock purchase plan (Note 16)	55,788	1	1,217	—	—	1,218	—
Net settlement on vesting of restricted share units (Note 16)	76,865	1	(1)	—	—	—	—
Net settlement on vesting of performance units (Note 16)	731,701	7	(9,946)	—	—	(9,939)	—
Stock repurchased and retired (Note 17)	(7,387,240)	(74)	(40,000)	(179,710)	—	(219,784)	—
Expenses related to stock purchase (Note 17)	—	—		(16)	—	(16)	—
Stock-based compensation expense (Note 16)	—	—	4,986	—	—	4,986	—
Comprehensive income:
Net income	—	—	—	53,338	—	53,338	(898)
Other comprehensive income	-	—	—	—	70,604	70,604	(12)
Dividend (Note 17 )	—	—	—	(11,957)	—	(11,957)	—
Balance as of March 31, 2017	192,727,001	$1,924	$1,347,265	$219,776	$(387,321)	$1,181,644	$3,610

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest.
Balance as of January 1, 2018, as previously reported	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750
Adoption of ASU 2014-09 (Note 2(f))	—	—	—	17,924	—	17,924
Adjusted balance as of January 1, 2018	192,825,207	$1,924	$1,421,368	$373,906	$(355,230)	$1,441,968	$4,750
Adoption of ASU 2018-02 (Note 7, 24)	—	—	—	(2,265)	2,265	—	—
Issuance of common shares on exercise of options (Note 16)	161,837	2	2,549	—	—	2,551	—
Issuance of common shares under the employee stock purchase plan (Note 16)	58,476	1	1,650	—	—	1,651	—
Net settlement on vesting of restricted share units (Note 16)	55,631	1	(1)	—	—	—	—
Net settlement on vesting of performance units (Note 16)	691,958	7	(13,291)	—	—	(13,284)	—
Stock repurchased and retired (Note 17)	(3,179,974)	(32)	4,000	(99,952)	—	(95,984)	—
Expenses related to stock purchase (Note 17)	—	—	—	(60)	—	(60)	—
Stock-based compensation expense (Note 16)	—	—	7,787	—	—	7,787	—
Payment for purchase of redeemable non-controlling interest	—	—	(1,165)	—	—	(1,165)	(3,565)
Comprehensive income:
Net income	—	—	—	64,695	—	64,695	(761)
Other comprehensive income	—	—	—	—	(27,754)	(27,754)	(424)
Dividend (Note 17)	—	—	—	(14,408)	—	(14,408)	—
Balance as of March 31, 2018	190,613,135	$1,903	$1,422,897	$321,916	$(380,719)	$1,365,997	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2017	2018
Operating activities
Net income attributable to Genpact Limited shareholders	$53,338	$64,695
Net loss attributable to redeemable non-controlling interest	(898)	(761)
Net income	$52,440	$63,934
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	14,139	15,836
Amortization of debt issuance costs	375	488
Amortization of acquired intangible assets	7,242	9,936
Reserve for doubtful receivables	—	(103)
Unrealized loss (gain) on revaluation of foreign currency asset/liability	8,757	(8,525)
Equity-method investment activity, net	4,558	—
Stock-based compensation expense	4,986	7,787
Deferred income taxes	(2,890)	(4,625)
Others, net	(4,301)	(28)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	19,649	(6,025)
Increase in prepaid expenses, other current assets, contract cost assets and other assets	(12,025)	(37,008)
Decrease in accounts payable	(928)	(1,224)
Decrease in accrued expenses, other current liabilities and other liabilities	(69,131)	(77,734)
Increase in income taxes payable	8,157	9,969
Net cash provided by/(used for) operating activities	$31,028	$(27,322)
Investing activities
Purchase of property, plant and equipment	(17,084)	(18,706)
Payment for internally generated intangible assets	(2,614)	(4,365)
Proceeds from sale of property, plant and equipment	389	144
Investment in equity affiliates	(467)	—
Payment for business acquisitions, net of cash acquired	(9,237)	—
Payment for purchase of redeemable non-controlling interest	—	(4,730)
Net cash used for investing activities	$(29,013)	$(27,657)
Financing activities
Repayment of capital lease obligations	(494)	(537)
Payment of debt issuance costs	(1,481)	—
Proceeds from long-term debt	350,000	—
Repayment of long-term debt	(10,000)	(10,000)
Proceeds from short-term borrowings	40,000	105,000
Repayment of short-term borrowings	(185,000)	—
Proceeds from issuance of common shares under stock-based compensation plans	7,761	4,202
Payment for net settlement of stock-based awards	(9,939)	(13,284)
Payment of earn-out/deferred consideration	(1,097)	(1,476)
Dividend paid	(11,957)	(14,408)
Payment for stock purchased and retired	(219,784)	(95,984)
Payment for expenses related to stock purchase	(16)	(60)
Net cash used for financing activities	$(42,007)	$(26,547)
Effect of exchange rate changes	5,555	1,284
Net increase (decrease) in cash and cash equivalents	(39,992)	(81,526)
Cash and cash equivalents at the beginning of the period	422,623	504,468
Cash and cash equivalents at the end of the period	$388,186	$424,226
Supplementary information
Cash paid during the period for interest	$5,324	$13,194
Cash paid during the period for income taxes	$16,426	$24,157
Property, plant and equipment acquired under capital lease obligations	$576	$297

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

 The business of the Company was initially conducted through various entities and divisions of GE. The Company began operating independently in 2004 when GE spun off the Company’s operations. In August 2007, the Company completed an initial public offering of its common shares. In 2012, affiliates of Bain Capital Investors, LLC, or Bain Capital, and their co-investors acquired the majority of the remaining interests held by the Company’s initial investors. On each of August 18, 2017 and November 20, 2017, affiliates of Bain Capital and their co-investors sold 10,000,000 common shares of the Company in underwritten public offerings. The Company did not receive any proceeds from these offerings.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Non-controlling interest in subsidiaries that is redeemable outside of the Company’s control for cash or other assets is reflected in the mezzanine section between liabilities and equity in the consolidated balance sheets at the redeemable value, which approximates fair value. Redeemable non-controlling interest is adjusted to its fair value at each balance sheet date. Any resulting increases or decreases in the estimated redemption amount are affected by corresponding changes to additional paid in capital. The share of non-controlling interest in subsidiary earnings is reflected in net loss (income) attributable to redeemable non-controlling interest in the consolidated statements of income.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles and goodwill, revenue recognition, reserves for doubtful receivables, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, measurements of stock-based compensation, assets and obligations related to employee benefits, determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations, variable consideration, and other obligations for revenue recognition

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

and income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 11% and 10% of receivables as of December 31, 2017 and March 31, 2018, respectively. GE accounted for 11% and 8% of total revenue for the three months ended March 31, 2017 and 2018, respectively.

(e) Accounts receivable

Accounts receivable are recorded at the invoiced or to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and clients’ financial condition, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

(f) Changes in accounting policies

Except as described below, the Company has applied accounting policies consistently to all periods presented in these consolidated financial statements. The Company adopted Topic 606, Revenue from Contracts with Customers, effective January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The Company applied Topic 606 using the modified retrospective method, which involves recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the Company’s opening equity balance as of January 1, 2018. Therefore, comparative information has not been adjusted and continues to be reported under Topic 605. As a result of the Company’s adoption of this new standard, certain sales incentive programs meet the requirements for capitalization. Such costs are amortized over the period of expected benefit rather than expensed as incurred per the Company’s prior practice. The cumulative impact of the adoption of this standard resulted in an increase in retained earnings of $17,924 as of January 1, 2018 with a corresponding impact on contract cost assets of $23,227 and deferred tax liability of $5,303. As of January 1, 2018, contract assets and contract liabilities relating to the same customer contract amounting to $21,348 have been offset.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Revenue Recognition

The Company derives its revenue primarily from business process outsourcing and information technology services, which primarily are provided on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue when the promised services are delivered to customers for an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. Revenues from services rendered under time-and materials and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for application development, maintenance and support services. Revenues from these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for the services rendered between the last billing date and the balance sheet date.

Customer contracts can also include incentive payments received for discrete benefits delivered or promised to be delivered to clients or service level agreements that could result in credits or refunds to the customer. Revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

The Company has deferred revenue attributable to certain process transition activities, with respect to its customers where such activities do not represent separate performance obligation. Revenues relating to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. Costs relating to such transition activities are fulfillment costs which are directly related to the contract and result in generation or enhancement of resources and are expected to be recoverable under the contract and thereby classified as contract cost assets and are recognized ratably over the estimated expected period of benefit, under Cost of Revenue.

Revenues are reported net of value-added tax, business tax and applicable discounts and allowances. Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues.

Revenue for performance obligations that are satisfied over time is recognized in accordance with the methods prescribed for measuring progress. The input (effort or cost expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

The Company enters into multiple-element revenue arrangements in which a client may purchase a combination of products or services. Revenue from multiple-element arrangements is recognized, for each element, based on allocation of the transaction price to each performance obligation on a relative standalone basis.

Certain contracts may include offerings such as sale of licenses, which may be perpetual or subscription based. Revenue from distinct perpetual licenses is recognized upfront at the point in time when the software is made available to the customer. Revenue from subscription based licenses is recognized as ratably over the subscription term.

All incremental and direct costs incurred for acquiring contracts, such as certain sales commission, are classified as contract cost asset. Such costs are amortized over the expected period of benefit and recorded under Selling, General and Administrative Expenses.

Other upfront fees paid to customers are classified as contract asset. Such costs are amortized over the expected period of benefit and recorded as an adjustment to the transaction price and reduced from revenue.

Timing of revenue recognition may differ from the timing of invoicing to customers. If payment is received in respect of services prior to the delivery of services, the payment is recognized as an advance from customers and classified as contract liabilities. Contract assets and contract liabilities relating to the same customer contract have been offset and presented on a net basis in the consolidated financial statements. See note 19 for information and related disclosures regarding contract balances.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

For a description of the Company’s revenue recognition accounting policy in effect before the Company’s adoption of ASC 606, see Note 3—“Summary of significant accounting policies” under Item 1 —“Financial Statements” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Significant judgements

The Company has contracts with customers which often include promises to transfer multiple products and services to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is also required to determine the standalone selling price for each distinct performance obligation. In instances where the standalone selling price is not directly observable, it is determined using information that may include market conditions and other observable inputs.

Customer contracts can include incentive payments received for discrete benefits delivered to clients or service level agreements that could result in credits or refunds to the customer. Such amounts are estimated at contract inception and are adjusted at the end of each reporting period as additional information becomes available only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Impacts on consolidated financial statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for the three months ended March 31, 2018.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Consolidated Balance sheet

As of March 31, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Assets
Current assets
Cash and cash equivalents	$ 424,226		$ 424,226
Accounts receivable, net	703,066		703,066
Prepaid expenses and other current assets (a, c)	199,208	74,092	273,300
Total current assets	$ 1,326,500	74,092	$ 1,400,592

Property, plant and equipment, net	205,035		205,035
Deferred tax assets	81,734		81,734
Investment in equity affiliates	919		919
Intangible assets, net	125,781		125,781
Goodwill	1,337,051		1,337,051
Contract cost assets (a, b)	162,435	(162,435)	—
Other assets (a, c)	157,672	89,499	247,171
Total assets	$ 3,397,127	1,156	$ 3,398,283

Liabilities and equity
Current liabilities
Short-term borrowings	$ 275,000		$ 275,000
Current portion of long-term debt	39,237		39,237
Accounts payable	13,811		13,811
Income taxes payable	40,026		40,026
Accrued expenses and other current liabilities (c)	503,116	8,429	511,545
Total current liabilities	$ 871,190	8,429.00	$ 879,619

Long-term debt, less current portion	996,999		996,999
Deferred tax liabilities (b)	7,083	(5,303)	1,780
Other liabilities (c)	155,858	15,998	171,856
Total liabilities	$ 2,031,130	19,124	$ 2,050,254

Redeemable non-controlling interest	-		-
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued
Common shares, $0.01 par value, 500,000,000 authorized,
192,825,207 and 190,613,135 issued and outstanding as of
December 31, 2017 and March 31, 2018, respectively	1,903		1,903
Additional paid-in capital	1,422,897		1,422,897
Retained earnings (b)	321,916	(17,968)	303,948
Accumulated other comprehensive income (loss)	(380,719)		(380,719)
Total equity	$ 1,365,997	(17,968)	$ 1,348,029
Commitments and contingencies
Total liabilities, redeemable non-controlling interest and equity	$ 3,397,127	1,156	$ 3,398,283

(a) The Company has reclassified the deferred transition cost from “Prepaid expenses and other current assets” amounting to $65,663 and “Other assets” amounting to $73,501 to “Contract cost assets” amounting to $139,164 as a result of its adoption of ASC 606.               (b) The cumulative impact of the adoption of ASC 606 resulted in an increase of $23,227 in the contract cost asset related to sales incentive programs (excluding the effect of the current period – refer to note d to the table below) as of January 1, 2018 with a corresponding impact of $17,924 on retained earnings (excluding the effect of the current period – refer to note d to the table below) and on deferred tax liability of $5,303. (c) As a result of its adoption of ASC 606 the Company has offset (i) contract assets amounting to $8,429 under “Prepaid expenses and other current assets” against contract liabilities under “Accrued expenses and other current liabilities” related to the same customer contract and (ii) contract assets amounting to $15,998 under “Other assets” against contract liabilities under “Other liabilities” related to the same customer contract.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Consolidated Statement of Income

Three months ended March 31, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$ 688,912		$ 688,912
Cost of revenue	444,324		444,324
Gross profit	$ 244,588	—	$ 244,588
Operating expenses:
Selling, general and administrative expenses (d)	171,109	44	171,153
Amortization of acquired intangible assets	9,936		9,936
Other operating (income) expense, net	(218)		(218)
Income from operations	$ 63,761	(44)	$ 63,717
Foreign exchange gains (losses), net	4,798		4,798
Interest income (expense), net	(8,100)		(8,100)
Other income (expense), net	15,550		15,550
Income before equity-method investment activity, net and income tax expense	$ 76,009	(44)	$ 75,965
Equity-method investment activity, net	—	—	—
Income before income tax expense	$ 76,009	(44)	$ 75,965
Income tax expense	12,075	—	12,075
Net income	$ 63,934	(44)	$ 63,890
Net loss attributable to non-controlling interest	761	—	761
Net income attributable to Genpact Limited shareholders	$ 64,695	(44)	$ 64,651

(d) During the three months ended March 31, 2018, the Company amortized $3,239 in contract costs related to obtaining a contract. Upon the adoption of ASC 606 the Company capitalized such costs in an amount of $3,283, resulting in a net adjustment of $44.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Consolidated Statement of Cash flow

Three months ended March 31, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Operating activities
Net income attributable to Genpact Limited shareholders (e)	$ 64,695	(44)	$ 64,651
Net loss attributable to redeemable non-controlling interest	(761)		(761)
Net income (e)	$ 63,934	(44)	$ 63,890
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	15,836		15,836
Amortization of debt issuance costs	488		488
Amortization of acquired intangible assets	9,936		9,936
Reserve for doubtful receivables	(103)		(103)
Unrealized gain on revaluation of foreign currency asset/liability	(8,525)		(8,525)
Stock-based compensation expense	7,787		7,787
Deferred income taxes	(4,625)		(4,625)
Other net	(28)		(28)
Change in operating assets and liabilities:
Increase in accounts receivable	(6,025)		(6,025)
Increase in prepaid expenses, other current assets, contract cost assets and other assets (e, f)	(37,008)	(3,035)	(40,043)
Decrease in accounts payable	(1,224)		(1,224)
Decrease in accrued expenses, other current liabilities and other liabilities (f)	(77,734)	3,079	(74,655)
Decrease in income taxes payable	9,969		9,969
Net cash provided used for operating activities	$ (27,322)	—	$ (27,322)
Investing activities
Purchase of property, plant and equipment	(18,706)		(18,706)
Payment for internally generated intangible assets	(4,365)		(4,365)
Proceeds from sale of property, plant and equipment	144		144
Payment for redeemable non-controlling interest	(4,730)		(4,730)
Net cash used for investing activities	$ (27,657)	—	$ (27,657)
Financing activities
Repayment of capital lease obligations	(537)		(537)
Repayment of long-term debt	(10,000)		(10,000)
Proceeds from short-term borrowings	105,000		105,000
Proceeds from issuance of common shares under stock-based compensation plans	4,202		4,202
Payment for net settlement of stock-based awards	(13,284)		(13,284)
Payment of earn-out/deferred consideration	(1,476)		(1,476)
Dividend paid	(14,408)		(14,408)
Payment for stock purchased and retired	(95,984)		(95,984)
Payment for expenses related to stock purchase	(60)		(60)
Net cash used for financing activities	$ (26,547)	—	$ (26,547)
Effect of exchange rate changes	1,284		1,284
Net increase (decrease) in cash and cash equivalents	(81,526)		(81,526)
Cash and cash equivalents at the beginning of the period	504,468		504,468
Cash and cash equivalents at the end of the period	$ 424,226	—	$ 424,226

(e) During the three months ended March 31, 2018, the Company amortized $3,239 in contract costs related to obtaining a contract. Upon adoption of ASC 606 the Company capitalized such costs in an amount of $3,283, resulting in net adjustment of $44.                                        (f) Upon the adoption of ASC 606 the Company offset certain contract assets against contract liabilities related to the same contract in an amount of $3,079.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(g) Recently issued and adopted accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for impact on the Company’s consolidated financial statements.

The Company has adopted the following recently released accounting standards:

The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018 using the modified retrospective method. The cumulative impact of the adoption of this standard has been described in section (f) above.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new standard provides guidance to “allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and the guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. On January 1, 2018, the Company elected the early adoption of ASU 2018-02, which was adopted at the beginning of the period and no prior periods have been adjusted.

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

Effective January 1, 2018, the Company adopted FASB ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new guidance revises the definition of a business. The definition of a business affects many areas of accounting (e.g., acquisitions, disposals, goodwill impairment, consolidation).

Effective January 1, 2018, the Company adopted FASB ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” The new guidance eliminates the exception for deferment of tax recognition until the transferred asset is sold to a third party or otherwise recovered through use for all intra-entity sales of assets other than inventory.

Effective January 1, 2018, the Company adopted FASB ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines.

Effective January 1, 2017, the Company early adopted FASB ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments." The new guidance is intended to reduce diversity in how certain transactions are classified in the statement of cash flows.

The following recently released accounting standards have not yet been adopted by the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company expects to complete its assessment of adopting ASU No. 2016-02 in the third quarter of 2018. The Company continues to evaluate the impact of its pending adoption of ASU 2016-02 on its consolidated results of operations, cash flows, financial position and disclosures, and the Company’s preliminary assessments are subject to change.

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

(h) Reclassification

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

A. Certain acquisitions

(a) Strategic Sourcing Excellence Limited

On January 8, 2016, the Company acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company. The total consideration paid by the Company to the selling equity holders for the acquired interest in SSE was $14,541. This amount includes the fair value of earn-out consideration, cash consideration of $2,550, and an adjustment for working capital, transaction expenses and indebtedness. During the quarter ended December 31, 2016, the Company recorded certain measurement period adjustments. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in any period. The equity purchase agreement between the Company and the selling equity holders of SSE also provided for contingent earn-out consideration of up to $20,000, payable by the Company to the selling equity holders based on the future performance of the acquired business relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equity holders’ 49% interest in SSE, was payable only if either the put or call option, each as described below, was exercised. This acquisition enhances the Company’s sourcing and procurement consulting domain expertise.

The equity purchase agreement granted the Company a call option to purchase the remaining 49% equity interest in SSE, which option the Company had the right to exercise between January 1, 2018 and January 31, 2018. Since the Company did not exercise its call option during such period, the selling equity holders exercised their put option on March 1, 2018 in accordance with the terms of the equity purchase agreement to require the Company to purchase their 49% interest in SSE for $2,950. The Company also paid $1,780 in earn-out consideration to the selling equity shareholders during the three months ended March 31, 2018. The amount paid in excess of carrying amount has been recorded in additional paid-in capital.

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

(b) TandemSeven, Inc.

On September 5, 2017, the Company acquired 100% of the outstanding equity interest in TandemSeven, Inc. (“TandemSeven”), a Massachusetts corporation, for total purchase consideration of $35,637. This amount includes cash consideration of $31,784, net of cash acquired of $3,853, and an adjustment for working capital and indebtedness. During the quarter ended March 31, 2018, the Company recorded certain measurement period adjustments. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. TandemSeven’s focus on improving the design of customer experiences complements the Company’s existing capabilities aimed at transforming clients’ processes end-to-end.

In connection with the acquisition of TandemSeven, the Company recorded $2,000 in customer-related intangibles, $1,700 in marketing-related intangibles and $800 in technology-related intangible assets, which have a weighted average amortization period of two years. Goodwill arising from the acquisition amounted to $25,227, which has been allocated to the Company’s India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired design expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

3. Business acquisitions (Continued)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Acquisition-related costs of $932 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $7,378, assumed certain liabilities amounting to $1,207 and recognized a net deferred tax liability of $260. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(c) BrightClaim LLC and associated companies

On May 3, 2017, the Company acquired 100% of the outstanding equity interest in each of BrightClaim LLC, a Delaware limited liability company, BrightServe LLC, a Georgia limited liability company, National Vendor LLC, a Delaware limited liability company, and BrightClaim Blocker, Inc., a Delaware corporation (collectively referred to as “BrightClaim”) for total purchase consideration of $56,461, subject to adjustment for certain transaction expenses incurred by BrightClaim in connection with closing. This amount includes cash consideration of $52,395, net of cash acquired of $4,002, and an adjustment for working capital and net debt. The Company paid the sellers total consideration of$56,496. During the quarter ended September 30, 2017, the Company recorded certain measurement period adjustments resulting in a receivable of $35, which had been collected as of March 31, 2018. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s breadth and depth of service offerings for clients in the insurance industry.

In connection with the acquisition of BrightClaim, the Company recorded $8,000 in customer-related intangibles, $3,200 in marketing related intangibles, $2,200 in technology-related intangibles and $200 in other intangibles, which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounted to $42,638, which has been allocated to the Company’s India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

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

(d) RAGE Frameworks, Inc.

On April 13, 2017, the Company acquired 100% of the outstanding equity interest in RAGE Frameworks, Inc. (“RAGE”), a Delaware corporation, for total consideration of $125,089. This amount includes cash consideration of $124,149, net of cash acquired of $1,605, and an adjustment for working capital and indebtedness. During the quarter ended December 31, 2017, the Company recorded certain measurement period adjustments. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s digital and artificial intelligence capabilities by adding knowledge-based automation technology and services.

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

3. Business acquisitions (Continued)

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

(e) Other acquisitions in 2017

In 2017, the Company also completed five individually immaterial business acquisition transactions, namely the acquisition of a supply chain management delivery center in the U.S. from Kraft Foods Group Brands LLC (“U.S. Delivery Center”), the purchase of all of the outstanding equity interest in OnSource, LLC (“OnSource”), the purchase of the IT business of Birlasoft (“Birlasoft”), the purchase of the image processing business of Fiserv Solutions of Australia Pty Ltd. (“Fiserv”) and the purchase of all of the outstanding equity interest in Lease Dimensions, Inc. (“Lease Dimensions”). The aggregate total estimated consideration the Company paid to consummate these acquisitions was $87,586. This aggregate amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $76,612, net of cash acquired of $254, and preliminary adjustments for closing date working capital, indebtedness, value transfer, seller transaction expenses and certain employee-related liabilities.

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

During the quarter ended December 31, 2017, the Company recorded certain measurement period adjustments with respect to the Birlasoft and Fiserv transactions. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows.

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

3. Business acquisitions (Continued)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

The following table sets forth, with respect to each of the five acquisitions, the acquisition date, goodwill reporting unit and the tax deductibility of the goodwill:

Acquisition	Acquisition date	Goodwill reporting unit	Tax deductibility - goodwill
U.S. Delivery Center	October 16, 2017	India	Deductible
OnSource	July 18, 2017	India	Deductible
Birlasoft	July 18, 2017	IT Services	Deductible
Fiserv	May 11, 2017	India	Non-deductible
Lease Dimensions	February 15, 2017	Americas	Non-deductible

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2017 and March 31, 2018 are set out in the table below:

	As of December 31,	As of March 31,
	2017	2018
Cash and other bank balances	504,468	424,226
Total	$504,468	$424,226

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31, 2017	Three months ended March 31, 2018
Opening balance as of January 1	$15,519	$23,660
Additions due to acquisitions	235	-
Additions charged/reversal released to cost and expense	9,819	(103)
Deductions/effect of exchange rate fluctuations	(1,913)	1
Closing balance	$23,660	$23,558

Accounts receivable were $716,745 and $726,624, and the reserves for doubtful receivables were $23,660 and $23,558, resulting in net accounts receivable balances of $693,085 and $703,066 as of December 31, 2017 and March 31, 2018, respectively. In addition, accounts receivable due after one year amounting to $1,624 and $1,407 as of December 31, 2017 and March 31, 2018, respectively, are included under other assets in the consolidated balance sheets.

Accounts receivable from related parties were $36 and $239 as of December 31, 2017 and March 31, 2018, respectively.  There are no doubtful receivables in amounts due from related parties.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2017 and March 31, 2018:

	As of December 31, 2017
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a,c)	$73,098	$—	$73,098	$—
Total	$73,098	$—	$73,098	$—
Liabilities
Earnout consideration (Note b, d)	$24,732	$—	$—	$24,732
Derivative instruments (Note b,c)	$18,188	$—	$18,188	$—
Total	$42,920	$—	$18,188	$24,732
Redeemable non-controlling interest (Note e)	$4,750	$—	$—	$4,750

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

	As of March 31, 2018
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$53,587	$—	$53,587	$—
Total	$53,587	$—	$53,587	$—
Liabilities
Earnout consideration (Note b, d)	$23,900	—	—	$23,900
Derivative instruments (Note b, c)	$28,243	$—	$28,243	$—
Total	$52,143	$—	$28,243	$23,900

(a)Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.
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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2017 and 2018:

	Three months ended
	March 31,
	2017	2018
Opening balance	$22,435	$24,732
Earn-out consideration payable in connection with Acquisitions	2,320	—
Payments made on earn-out consideration	(1,206)	(1,476)
Change in fair value of earn-out consideration (Note a)	(3,138)	17
Others (Note b)	852	627
Ending balance	$21,263	$23,900

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,289,400	$1,376,800	$54,398	$30,002
United States Dollars (sell) Mexican Peso (buy)	9,000	9,000	(441)	417
United States Dollars (sell) Philippines Peso (buy)	76,650	66,300	69	(2,858)
Euro (sell) United States Dollars (buy)	170,542	153,516	(2,069)	(5,810)
Pound Sterling (buy) United States Dollars (sell)	24,041	22,150	253	479
Euro (sell) Romanian Leu (buy)	35,826	33,296	(892)	(448)
Japanese Yen (sell) Chinese Renminbi (buy)	60,768	54,781	1,918	491
Pound Sterling (sell) United States Dollars (buy)	80,871	67,532	(2,478)	(5,317)
Australian Dollars (sell) United States Dollars (buy)	136,092	114,932	(5,180)	(3,180)
Interest rate swaps (floating to fixed)	432,117	425,945	9,332	11,568
			54,910	25,344

(a)

Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit foreign exchange, interest rate or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018
Assets
Prepaid expenses and other current assets	$43,557	$32,750	$4,635	$973
Other assets	$24,906	$19,864	$—	$—
Liabilities
Accrued expenses and other current liabilities	$10,092	$13,326	$254	$1,986
Other liabilities	$7,842	$12,931	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended March 31,
	2017			2018
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$37,461	$(13,979)	$23,482	$50,529	$(14,436)	$36,093
Adoption of ASU 2018-02 (note 24)	—	—	—	—	2,265	2,265
Net gains (losses) reclassified into statement of income on completion of hedged transactions	9,295	(3,432)	5,863	8,279	(1,616)	6,663
Changes in fair value of effective portion of outstanding derivatives, net	39,508	(14,787)	24,721	(15,893)	3,625	(12,269)
Gain (loss) on cash flow hedging derivatives, net	30,213	(11,355)	18,858	(24,172)	5,240	(18,932)
Closing balance	$67,674	$(25,334)	$42,340	$26,357	$(6,931)	$19,426

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

				Amount of Gain (Loss)
	Amount of Gain (Loss)			reclassified from OCI into
	recognized in OCI on		Location of Gain (Loss)	Statement of Income
Derivatives in	Derivatives (Effective Portion)		reclassified	(Effective Portion)
Cash Flow	Three months ended		from OCI into	Three months ended
Hedging	March 31,		Statement of Income	March 31,
Relationships	2017	2018	(Effective Portion)	2017	2018
Forward foreign exchange contracts	$39,296	$(18,679)	Revenue	$3,760	$(1,474)
Interest rate swaps	212	2,786	Cost of revenue	4,570	7,270
			Selling, general and administrative expenses	1,248	1,934
			Interest expense	(283)	549
	$39,508	$(15,893)		$9,295	$8,279

Gain (loss) recognized in income on the ineffective portion of derivatives and the amount excluded from effectiveness testing is $0 for the three months ended March 31, 2017 and 2018, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2017	2018
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$8,910	$(4,288)
		$8,910	$(4,288)

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of March 31,
	2017	2018
Advance income and non-income taxes	$51,832	$65,493
Deferred transition costs (Note 19)	62,029	-
Contract asset (Note 19)	—	15,886
Customer acquisition cost (Note 19)	19,327	—
Prepaid expenses	16,944	19,638
Derivative instruments	48,192	33,723
Employee advances	5,014	3,764
Deposits	4,719	7,331
Advances to suppliers	2,705	5,502
Others	25,580	47,871
	$236,342	$199,208

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31,	As of March 31,
	2017	2018
Property, plant and equipment, gross	$666,031	$673,901
Less: accumulated depreciation and amortization	(459,001)	(468,866)
Property, plant and equipment, net	$207,030	$205,035

Depreciation expense on property, plant and equipment for the three months ended March 31, 2017 and 2018 was $11,230 and $12,275, respectively.  Computer software amortization for the three months ended March 31, 2017 and 2018 amounted to $2,679 and $3,212, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(228) and $(349) for the three months ended March 31, 2017 and 2018, respectively.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2017 and three months ended March 31, 2018:

	As of December 31,	As of March 31,
	2017	2018
Opening balance	$1,069,408	$1,337,122
Goodwill relating to acquisitions consummated during the period	229,745	—
Impact of measurement period adjustments	(106)	(83)
Effect of exchange rate fluctuations	38,075	12
Closing balance	$1,337,122	$1,337,051

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The total amount of goodwill deductible for tax purposes was $120,617 and $121,774 as of December 31, 2017 and March 31, 2018, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2017			As of March 31, 2018
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$369,173	$293,029	$76,144	$367,640	$298,048	$69,592
Marketing-related intangible assets	52,443	$39,212	13,231	52,165	39,538	12,627
Technology-related intangible assets	54,189	28,278	25,911	55,101	32,135	22,966
Other intangible assets	3,081	2,314	$767	2,460	1,710	750
Intangible assets under development	15,537	—	$15,537	19,846	—	19,846
	494,423	362,833	$131,590	$497,212	$371,431	$125,781

Amortization expenses for intangible assets disclosed in the Consolidated Statements of Income under amortization of intangible assets for the three months ended March 31, 2017 and 2018 were $7,242 and $9,936, respectively.

Amortization expenses for technology-related, internally-developed intangible assets disclosed in the Consolidated Statements of Income under cost of revenue and selling, general and administrative expense for the three months ended March 31, 2017, and 2018 were $0, and $400 respectively.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2017 and March 31, 2018, the limits available were $15,064 and $14,311, respectively, of which $7,900 and $7,312 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $350,000, which the Company obtained in June 2015 as described in note 12. As of December 31, 2017 and March 31, 2018, a total of $170,978 and $276,073 respectively, was utilized, of which $170,000 and $275,000 respectively, constituted funded drawdown and $978 and $1,073, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum as of December 31, 2017 and March 31, 2018. The unutilized amount on the revolving facility bore a commitment fee of 0.25% as of December 31, 2017 and March 31, 2018. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the three months ended March 31, 2018, the Company was in compliance with the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt

In June 2015, the Company refinanced its 2012 credit facility through a new credit facility comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.50% per annum or a base rate plus an applicable margin equal to 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and then current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. The credit agreement contains certain customary covenants, and during the three months ended March 31, 2018, the Company was in compliance with the financial covenants of the credit agreement.

As of December 31, 2017 and March 31, 2018, the amount outstanding under the term loan, net of debt amortization expense of $1,848 and $1,654, was $698,152 and $688,346, respectively. As of December 31, 2017 and March 31, 2018, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum based on the Company’s election and current credit rating. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of March 31, 2018 will be repaid through quarterly payments of $10,000, and the balance will be repaid upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan outstanding as of March 31, 2018, net of debt amortization expense, is as follows:

Year ended	Amount
2018	29,421
2019	39,272
2020	619,653
Total	$688,346

In March 2017, the Company issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519, net of an underwriting fee of $1,481. In connection with the offering, the Company incurred other debt issuance costs of $1,161. The total debt issuance cost of $2,642 is being amortized over the life of the notes as additional interest expense. As of December 31, 2017 and March 31, 2018, the amount outstanding under the notes, net of debt amortization expense of $2,239 and $2,110, was $347,761 and $347,890 respectively, which is payable on April 1, 2022. The Company will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option, may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets and during the three months ended March 31, 2018, the Company was in compliance with the covenants. Upon certain change of control transactions, the Company will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded up to a maximum increase of 2.0%. The Company is required to offer to exchange the notes for registered notes or have one or more shelf registration statements declared effective within 455 days after the issue date of the notes and, if such exchange offer fails to be consummated or such registration statement fails to be effective by June 25, 2018, then the interest payable on the notes will increase by 0.25% per annum during the 90-day period immediately following such date and will further increase by 0.25% per annum at the end of each subsequent 90-day period up to a maximum increase of 0.50%. The notes are senior unsecured obligations of the Company and will rank equally with all other senior unsecured indebtedness of the Company outstanding from time to time.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of March 31,
	2017	2018
Accrued expenses	$204,997	$183,777
Accrued employee cost	204,506	123,076
Earn-out consideration	14,928	18,161
Statutory liabilities	36,283	48,371
Retirement benefits	21,074	21,455
Derivative instruments	10,346	15,312
Advance from customers (note 19)	25,476	—
Contract liabilities (note 19)	—	81,515
Deferred transition revenue (note 19)	52,233	—
Other liabilities	13,093	9,953
Capital lease obligations	1,546	1,496
	$584,482	$503,116

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of March 31,
	2017	2018
Accrued employee cost	$14,020	$14,877
Earn-out consideration	9,804	5,739
Retirement benefits	40,520	43,235
Derivative instruments	7,842	12,931
Advance from customers (note 19)	790	—
Contract liabilities (note 19)	—	55,484
Deferred transition revenue (note 19)	70,900	—
Others	22,069	21,187
Capital lease obligations	2,664	2,405
	$168,609	$155,858

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

Net defined benefit plan costs for the three months ended March 31, 2017 and 2018 include the following components:

	Three months ended March 31,
	2017	2018
Service costs	$1,720	$1,995
Interest costs	734	995
Amortization of actuarial loss	205	320
Expected return on plan assets	(492)	(736)
Net defined benefit plan costs	$2,167	$2,574

For the three months ended March 31, 2017 and 2018, all of the components of net defined benefit plan costs other than service costs were recorded in “cost of revenue” and “selling, general and administrative expenses” in the Consolidated Statement of Income.

Defined contribution plans

During the three months ended March 31, 2017 and 2018, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2017	2018
India	$5,217	$5,944
U.S.	4,280	4,599
U.K.	1,720	2,137
China	3,828	4,394
Other regions	1,130	1,160
Total	$16,175	$18,234

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

Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2017 and 2018 were $4,845 and $7,597, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

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

The following table shows the significant assumptions used in determining the fair value of options granted in the three months ended March 31, 2017. No options were granted in the three months ended March 31, 2018.

Three months ended March 31, 2017
Dividend yield	0.97%
Expected life (in months)	84
Risk-free rate of interest	2.25%
Volatility	24.28%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the three months ended March 31, 2018 is set out below:

	Three months ended March 31, 2018
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2018	5,134,645	$19.52	5.6	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Exercised	(161,837)	15.76	—	2,626
Outstanding as of March 31, 2018	4,972,808	$19.64	5.4	$61,401
Vested as of March 31, 2018 and expected to vest thereafter (Note a)	4,843,888	$19.49	5.4	$60,526
Vested and exercisable as of March 31, 2018	3,592,809	$17.63	4.4	$51,599
Weighted average grant date fair value of grants during the period	$—

  (a) Options expected to vest reflect an estimated forfeiture rate.

As of March 31, 2018, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $5,708, which will be recognized over the weighted average remaining requisite vesting period of 2.7 years.

Restricted share units

The Company has granted restricted share units, or RSUs, under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSUs granted during the three months ended March 31, 2018 is set out below:

	Three months ended March 31, 2018
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	1,605,251	$26.17
Granted	—	—
Vested (Note a)	(58,875)	23.99
Forfeited	(4,500)	24.59
Outstanding as of March 31, 2018	1,541,876	$26.26
Expected to vest (Note b)	1,337,172

(a)

6,000 RSUs that vested during the period were net settled upon vesting by issuing 3,576 shares (net of minimum statutory tax withholding). 52,875 RSUs vested in the year ended December 31, 2017, shares in respect of which will be issuable on December 31, 2018 after withholding shares to the extent of minimum statutory withholding taxes.

(b)	The number of RSUs expected to vest reflects an estimated forfeiture rate.

52,482 RSUs vested in the year ended December 31, 2016, in respect of which 52,055 shares were issued during the three months ended March 31, 2018 after withholding shares to the extent of minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of March 31, 2018, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $23,703, which will be recognized over the weighted average remaining requisite vesting period of 2.7 years.

Performance units

The Company also grants stock awards in the form of performance units, or PUs, and has granted PUs under both the 2007 and 2017 Omnibus Plans.

Each PU represents the right to receive one common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant and assumes that performance targets will be achieved. PUs granted under the plans are subject to cliff vesting. The compensation expense for such awards is recognized on a straight-line basis over the vesting terms. During the performance period, the Company’s estimate of the number of shares to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the three months ended March 31, 2018 is set out below:

	Three months ended March 31, 2018
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2018	2,900,940	$24.40	2,900,940
Granted	—	—	—
Vested (Note a)	(1,087,751)	22.73	(1,087,751)
Forfeited	(78,304)	24.92	(78,304)
Adjustment upon final determination of level of performance goal achievement (Note b)	(4,597)	25.22
Adjustment upon final determination of level of performance goal achievement (Note b)			(4,597)
Outstanding as of March 31, 2018	1,730,288	$25.43	1,730,288
Expected to vest (Note c)	1,524,101

(a)	PUs that vested during the period were net settled upon vesting by issuing 691,958 shares (net of minimum statutory tax withholding).
(b)	Represents an adjustment made in March 2018 to the number of shares subject to the PUs granted in 2017 upon certification of the level of achievement of the performance targets underlying such awards.
(c)	The number of PUs expected to vest has been adjusted by an estimated forfeiture rate.

As of March 31, 2018, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $25,194, which will be recognized over the weighted average remaining requisite vesting period of 1.8 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

Employee Stock Purchase Plan (ESPP)

On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”). In April 2018, these plans were amended and restated, and their terms were extended to August 31, 2018.

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

During the three months ended March 31, 2017 and 2018, 55,788 and 58,476 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2017 and 2018 was $141 and $190, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

On March 29, 2017, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (the “Dealer”) to repurchase Company common shares for an aggregate purchase price of $200,000. Pursuant to the ASR agreement, as amended in November, 2017, the Company paid the aggregate purchase price to the Dealer upfront and received an initial delivery of 6,578,947 common shares on March 30, 2017, an additional delivery of 350,006 common shares on December 29, 2017 and a final delivery of 163,975 common shares on January 17, 2018 upon final settlement of the transaction. The weighted average price per share of the common shares delivered was $28.20. The Company’s purchase of its common shares under the ASR has been recorded as a reduction in retained earnings. All repurchased shares have been retired.

The final number of common shares repurchased by the Company under the ASR agreement was based on the volume-weighted average share price of the Company’s common shares during the term of the transaction, less a discount and subject to adjustments pursuant to the terms of the ASR agreement.

The ASR agreement contained customary provisions, including, among other things, with respect to mechanisms to determine the number of shares or the amount of cash that will be delivered at settlement, the required timing of delivery upon settlement, specific circumstances under which adjustments may be made to the repurchase transaction, and specific circumstances under which the repurchase transaction may be canceled prior to the scheduled maturity.

During the three months ended March 31, 2017 and March 31, 2018, the Company also purchased 808,293 and 3,015,999 of its common shares, respectively, on the open market at a weighted average price of $24.48 and $31.82 per share, respectively, for an aggregate cash amount of $19,784 and $95,984, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2017 and March 31, 2018, $16 and $60, respectively, was deducted from retained earnings in direct costs related to share repurchases.

Dividend

In February 2017, the Company’s board of directors approved a dividend program under which the Company paid a regular quarterly cash dividend of $0.06 per share to holders of its common shares, representing an annual dividend of $0.24 per share. On March 28, 2017, the Company paid a dividend of $0.06 per share, amounting to $11,957 in the aggregate, to shareholders of record as of March 10, 2017.

On February 12, 2018, the Company announced that its Board of Directors had approved a 25% increase in its quarterly cash dividend to $0.075 per share, up from $0.06 per share in 2017, representing a planned annual dividend of $0.30 per common share, up from $0.24 per share in 2017, payable to holders of the Company’s common shares. On March 21, 2018, the Company paid a dividend of $0.075 per share, amounting to $14,408 in the aggregate, to shareholders of record as of March 9, 2018.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,003,048 and 660,000 for the three months ended March 31, 2017 and 2018, respectively.

	Three months ended March 31,
	2017	2018
Net income available to Genpact Limited common shareholders	$53,338	$64,695
Weighted average number of common shares used in computing basic earnings per common share	199,069,528	192,816,626
Dilutive effect of stock-based awards	3,586,409	3,471,943
Weighted average number of common shares used in computing dilutive earnings per common share	202,655,937	196,288,569
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.27	$0.34
Diluted	$0.26	$0.33

19. Net revenues

Disaggregation of revenue

In the following tables, revenue is disaggregated by customer classification, service type, major industries serviced and location of service delivery centers.

	Three months ended March 31,
	2017	2018
GE	$ 69,254	$ 58,049
Global Clients	553,741	630,863
Total net revenues	$ 622,995	$ 688,912

	Three months ended March 31,
	2017	2018
Business process outsourcing	$ 511,283	$ 574,061
Information technology services	111,712	114,851
Total net revenues	$ 622,995	$ 688,912

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues (continued)

	Three months ended March 31,
	2017	2018
Banking, financial services and insurance	$ 247,012	$ 275,627
Manufacturing, including pharmaceuticals and medical equipment manufacturing	229,214	247,125
Technology, healthcare and other services	146,769	166,160
Total net revenues	$ 622,995	$ 688,912

	Three months ended March 31,
	2017	2018
India	$ 411,055	$ 389,134
Asia, other than India	66,662	79,461
North and Latin America	85,042	152,280
Europe	60,236	68,037
Total net revenues	$ 622,995	$ 688,912

Contract balances

Accounts receivable include amounts for services that the Company has performed but for which payment has not been received. The Company typically follows a 30-day billing cycle and, as such, at any point in time may have accrued up to 30 days of revenues that have not been billed. The Company has determined in instances where the timing of revenue recognition differs from the timing of invoicing, the contracts generally do not include a significant financing component. Refer to note 4 for details on the Company’s accounts receivable and reserve for doubtful receivables.

The following table provides details of the Company’s contract liabilities:

Description	Three months ended March 31, 2018
	Advances from customers	Deferred transition revenue
Opening balance as of January 1, 2018	$ 26,266	$ 101,785
Additions	11,248	11,083
Revenue recognized	(2,944)	(10,430)
Currency translation adjustments	—	(10)
Closing balance as of March 31, 2018	$ 34,570	$ 102,428

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues (continued)

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of March 31, 2018:

Description	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$ 102,428	$ 47,714	$ 47,818	$ 6,676	$ 220

The following table provides details of the Company’s contract assets:

Description	Three months ended March 31, 2018
Opening balance as of January 1, 2018	$ 43,366
Additions	10,839
Reduction in revenue recognized	(5,902)
Closing balance as of March 31, 2018	$ 48,303

The following table provides details of the Company’s contract cost assets:

Description	Three months ended March 31, 2018
	Sales incentive programs	Transition activities
Opening balance as of January 1, 2018	$ 23,227	$ 139,284
Closing balance as of March 31, 2018	23,271	139,164
Amortization during three months ended March 31, 2018	3,239	11,579

20. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2017	2018
Personnel expenses	$269,189	$310,132
Operational expenses	102,716	121,357
Depreciation and amortization	11,432	12,835
	$383,337	$444,324

21. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2017	2018
Personnel expenses	$122,569	$128,068
Operational expenses	35,813	40,389
Depreciation and amortization	2,476	2,652
	$160,858	$171,109

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

22. Other operating (income) expense, net

	Three months ended March 31,
	2017	2018
Other operating (income) expense	$(4,400)	$(235)
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	$(3,138)	$17
Other operating (income) expense, net	$(7,538)	$(218)

23. Interest income (expense), net

	Three months ended March 31,
	2017	2018
Interest income	$1,131	$3,370
Interest expense	(6,624)	(11,470)
Interest income (expense), net	$(5,493)	$(8,100)

24. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate, or ETR, is 15.7% in the first quarter of 2018. The quarterly tax expense includes certain discrete items recorded in the first quarter amounting to $2,746, resulting in lower tax expense. The Company recognized tax benefits, including deductions for equity-based compensation expenses recorded upon vesting of equity awards (“excess tax benefits”) and employment-related tax deductions in India. The tax benefits were partly offset by the partial expiry of tax holidays in India and changes in jurisdictional mix of income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. The Tax Act also establishes new tax laws that will affect 2018 and subsequent years, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

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

The Company’s estimate of transition tax on mandatory repatriation introduced under the Tax Act was provisional as of December 31, 2017 and remains provisional as of March 31, 2018 based on information available as of March 31, 2018. The Company has not recorded any tax liability for transition tax as of December 31, 2017 and March 31, 2018 pending the calculation of the earnings and profit pool of its controlled foreign corporations. The Company will recognize any changes to provisional amounts as it refines its estimates and interpretations of the application of the Tax Act. The Company expects to complete its analysis of the provisional items during the second half of 2018. The effects of other provisions of the Tax Act are not expected to have a material impact on the Company’s consolidated financial statements for the quarter ended March 31, 2018.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

24. Income taxes (continued)

The Company reports its gain/loss on derivatives designated as cash flow hedges, actuarial gain/loss on retirement benefits and currency translation adjustment, net of taxes to the extent applicable, in accumulated other comprehensive income. The Company follows the specific identification approach for releasing stranded tax effects from accumulated other comprehensive income (loss) (“AOCI”) upon recognition of these AOCI items in the statement of income.

As of December 31, 2017, due to a reduction in the U.S. federal corporate income tax rate under the Tax Act, the Company revalued its net deferred tax assets, including deferred tax liabilities recorded through AOCI. Based on this revaluation, the Company recorded a tax gain of $2,265 relating to derivatives, reducing its net deferred tax liability balance, which was recorded as an income tax benefit in the continuing operations for the year ended December 31, 2017.

In the quarter ended March 31, 2018, the Company elected to early adopt ASU 2018-02, effective January 1, 2018, and made an election to reclassify the stranded income tax effects of the Tax Act from AOCI to retained earnings for all items of AOCI. The Company has elected to adopt the new guidance at the beginning of the period, and no prior periods have been adjusted. Accordingly, a stranded tax effect in AOCI of $2,265 resulting from the Tax Act has been adjusted through retained earnings.

As of December 31, 2017, the Company had unrecognized tax benefits amounting to $26,060, including an amount of $24,877, which, if recognized, would impact the effective tax rate.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2018 to March 31, 2018:

2018
Opening balance at January 1	$26,060
Increase related to prior year tax positions, including recorded in acquisition accounting	229
Decrease related to prior year tax positions	(8)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(384)
Effect of exchange rate changes	(108)
Closing balance at March 31	$25,789

The Company’s unrecognized tax benefits as of March 31, 2018 include an amount of $24,604, which, if recognized, would impact the effective tax rate. As of March 31, 2018 and December 31, 2017, the Company had accrued approximately $4,806 and $4,614, respectively, in interest relating to unrecognized tax benefits. During the year ended December 31, 2017 and the three months ended March 31, 2018, the company recognized approximately $(224) and $285, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2017 and March 31, 2018, the Company had accrued approximately $1,033 and $1,024, respectively, for penalties.

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

During the three months ended March 31, 2017 and 2018, the Company recognized net revenues of $83 and $304, respectively from a client that is a significant shareholder of the Company.

During the three months ended March 31, 2017, the Company recognized net revenues of $3,211 from a client that was a non-consolidating affiliate of the Company.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the three months ended March 31, 2017 and 2018, cost of revenue includes an amount of $575 and $191, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the three months ended March 31, 2017 and 2018, selling, general and administrative expenses include an amount of $94 and $49, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the three months ended March 31, 2018, the Company engaged a significant shareholder to provide certain services to the Company amounting to $10, the costs of which are included in selling, general and administrative expenses.

Investment in equity affiliates

During the three months ended March 31, 2017, the Company invested $467 in its non-consolidating affiliates.

During the three months ended March 31, 2017, the Company recorded a charge of $2,821 related to an investment in one of its non-consolidating affiliates. This charge was included in equity-method investment activity, net in the Company’s consolidated statement of income.

As of December 31, 2017 and March 31, 2018, the Company’s investments in its non-consolidating affiliates amounted to $886 and $919, respectively.

Others

During the three months ended March 31, 2017, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $238.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

25. Related party transactions (Continued)

During the three months ended March 31, 2017, the Company made payments of $1,307 to one of its non-consolidating affiliates under a tax-sharing arrangement in the U.K. This amount represents a portion of the non-consolidated affiliate’s net operating losses surrendered to the Company under the tax sharing arrangement for the years 2015 and 2016. On June 30, 2017, this non-consolidating affiliate ceased to be a related party.

26. Other Income (expense), net

	Three months ended March 31,
	2017	2018
Government incentives	$ —	$ 15,500
Other income/(expense)	553	50
Other income (expense), net	$ 553	$ 15,550

27. Commitments and contingencies

Capital commitments

As of December 31, 2017 and March 31, 2018, the Company has committed to spend $8,314 and $7,221, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $8,879 and $8,385 as of December 31, 2017 and March 31, 2018, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

28. Subsequent Events

Share Repurchase

Pursuant to its share repurchase program, the Company repurchased 505,520 of its common shares on the open market between April 1, 2018 and May 10, 2018 at a weighted average price of $31.31 per share for an aggregate cash amount of $15,827.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and in our Annual Report on Form 10-K for the year ended December 31, 2017.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
•

our dependence on favorable policies and tax laws that may be changed or amended in a manner adverse to us or be unavailable to us in the future, including as a result of recently adopted tax legislation in the United States, the overall impact of which on us we are currently unable to determine;

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

Overview

We are a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients.  We have over 78,000 employees serving clients in key industry verticals from more than 20 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended March 31, 2018, we had net revenues of $688.9 million, of which $630.9 million, or 91.6%, was from clients other than GE, which we refer to as Global Clients, with the remaining $58.0 million, or 8.4%, coming from GE.

Acquisitions

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for total consideration of $14.5 million. This amount includes the fair value of earn-out consideration, cash consideration of $2.6 million and an adjustment for working capital, transaction expenses and indebtedness. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities. The equity purchase agreement between us and the selling equity holders provides for contingent earn-out consideration of up to $20.0 million, payable by us to the selling equity holders based on the performance of SSE following closing relative to the thresholds specified in the earn-out calculation. Up to $9.8 million of the total potential earn-out consideration, representing the selling equity holders’ 49% interest in SSE, was payable by us to the selling equity holders only if either the put or call option, each as described below, was exercised. Goodwill arising from the acquisition amounted to $14.4 million, which has been allocated to our India reporting unit and is deductible for tax purposes.  The equity purchase agreement granted us a call option to purchase the remaining 49% equity interest in SSE, which option we had the right to exercise between January 1, 2018 and January 31, 2018. Since we did not exercise our call option during such period, the selling equity holders exercised their put option on March 1, 2018 in accordance with the terms of the equity purchase agreement to require us to purchase their 49% interest in SSE for $3.0 million. We also paid the selling equity holders $1.8 million in earn-out consideration in the first quarter of 2018. The amount we paid in excess of the carrying amount has been recorded in additional paid-in capital. The goodwill represents future economic benefits we expect to derive from our expanded presence in the sourcing and procurement consulting domains, operating synergies and other anticipated benefits of combining the acquired operations with our existing operations.

On September 5, 2017, we acquired 100% of the outstanding equity interest in TandemSeven, Inc. (“TandemSeven”), a Massachusetts corporation, for estimated total purchase consideration of $35.6 million. This amount includes cash consideration of $31.8 million, net of cash acquired of $3.9 million, and an adjustment for working capital and indebtedness. TandemSeven’s focus on improving the design of customer experiences complements our existing capabilities aimed at transforming clients’ processes end-to-end. Goodwill arising from the acquisition amounted to $25.2 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired expertise, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On May 3, 2017, we acquired 100% of the outstanding equity interest in each of BrightClaim LLC, a Delaware limited liability company, BrightServe LLC, a Georgia limited liability company, National Vendor LLC, a Delaware limited liability company, and BrightClaim Blocker, Inc., a Delaware corporation (collectively referred to as “BrightClaim”). The total purchase consideration for the acquisition of BrightClaim is $56.5 million, subject to adjustment for certain transaction expenses incurred by BrightClaim in connection with closing. This amount includes cash consideration of $52.4 million, net of cash acquired of $4.0 million, and an adjustment for working capital and net debt. This acquisition enhances our breadth and depth of service offerings for clients in the insurance industry. Goodwill arising from the acquisition amounted to $42.6 million, which has been allocated to our India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

On April 13, 2017, we acquired 100% of the outstanding equity interest in RAGE Frameworks, Inc. (“RAGE”), a Delaware corporation for estimated total purchase consideration of $125.1 million. This amount includes cash consideration of $124.1 million, net of cash acquired of $1.6 million, and an adjustment for working capital and indebtedness. This acquisition enhances our digital and artificial intelligence capabilities by adding knowledge-based automation technology and services. Goodwill arising from the acquisition amounted to $105.1 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the acquired digital and artificial intelligence capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

During 2017, we also completed five individually immaterial business acquisition transactions, namely the acquisition of a supply chain management delivery center in the U.S. (“U.S. Delivery Center”), the purchase of all of the outstanding equity interest in OnSource, LLC (“OnSource”), the purchase of the IT business of Birlasoft (“Birlasoft”), the purchase of the image processing business of Fiserv Solutions of Australia Pty Ltd. (“Fiserv”) and the purchase of all of the outstanding equity interest in Lease Dimensions, Inc. (“Lease Dimensions”). The aggregate total estimated consideration to consummate these acquisitions was $87.6 million. This aggregate amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $76.6 million, net of cash acquired of $0.3 million, and preliminary adjustments for closing date working capital, indebtedness, value transfer, seller transaction expenses and certain employee-related liabilities.

The U.S. Delivery Center acquisition enhances our supply chain management capabilities for clients in the consumer packaged goods industry. The OnSource acquisition brings incremental digital capabilities to our insurance service offerings. The Birlasoft transaction expands our end-to-end capabilities for clients in the healthcare and aviation industries. The Fiserv transaction strengthens our financial services portfolio and expands our Australia footprint. The Lease Dimensions acquisition enhances our capabilities in commercial lending and leasing.

The purchase agreement for the acquisition of the U.S. Delivery Center provides for contingent earn-out consideration ranging from $0 to $10.0 million, payable by us to the seller based on the achievement of certain milestones relative to the thresholds specified in the earn-out calculation. The purchase agreement for the Lease Dimensions acquisition provides for contingent earn-out consideration ranging from $0 to $3.0 million, payable by us to the sellers based on the performance of the business following closing relative to the thresholds specified in the earn-out calculation.

Goodwill arising from these acquisitions amounted to $56.5 million. This goodwill represents primarily the capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations. The following table sets forth, with respect to each of the five acquisitions, the acquisition date, goodwill reporting unit and goodwill deductibility for tax purposes:

Acquisition	Acquisition date	Goodwill reporting unit	Tax deductibility - goodwill
U.S. Delivery Center	October 16, 2017	India	Deductible
OnSource	July 18, 2017	India	Deductible
Birlasoft	July 18, 2017	IT Services	Deductible
Fiserv	May 11, 2017	India	Non-deductible
Lease Dimensions	February 15, 2017	Americas	Non-deductible

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Financial Statements” above, Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2017.

We adopted the new accounting standard for revenue recognition effective January 1, 2018, using the modified retrospective effect method. For further discussion and additional disclosure regarding our adoption of this standard, see Note 2—“Summary of significant accounting policies” and Note 19—“Net revenues” under Part I, Item 1—“Financial Statements” above.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2017 and 2018.

	Three months ended March 31,		Percentage Change Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Net revenues—GE*	$69.3	$58.0	(16.2)%
Net revenues—Global Clients*	553.7	630.9	13.9%
Total net revenues	623.0	688.9	10.6%
Cost of revenue	383.3	444.3	15.9%
Gross profit	239.7	244.6	2.1%
Gross profit margin	38.5%	35.5%
Operating expenses
Selling, general and administrative expenses	160.9	171.1	6.4%
Amortization of acquired intangible assets	7.2	9.9	37.2%
Other operating (income) expense, net	(7.5)	(0.2)	(97.1)%
Income from operations	79.1	63.8	(19.4)%
Income from operations as a percentage of net revenues	12.7%	9.3%
Foreign exchange gains (losses), net	(4.9)	4.8	(197.7)%
Interest income (expense), net	(5.5)	(8.1)	47.5%
Other income (expense), net	0.6	15.6	2,711.9%
Income before equity-method investment activity, net and income tax expense	69.2	76.0	9.8%
Equity-method investment activity, net	(4.6)	—	(100.0)%
Income before income tax expense	64.7	76.0	17.5%
Income tax expense	12.2	12.1	(1.4)%
Net income	52.4	63.9	21.9%
Net loss attributable to redeemable non-controlling interest	0.9	0.8	(15.3)%
Net income attributable to Genpact Limited shareholders	$53.3	$64.7	21.3%
Net income attributable to Genpact Limited shareholders as a percentage of net revenues	8.6%	9.4%

* At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Such reclassifications are reflected in the revenue results and growth rates presented in the table above.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net revenues. Our net revenues were $688.9 million in the first quarter of 2018, up $65.9 million, or 10.6%, from $623.0 million in the first quarter of 2017. The growth in our net revenues was driven primarily by an increase in business process outsourcing, or BPO, services – including our transformation services – delivered to our Global Clients, and incremental revenue from acquisitions consummated in 2017. Adjusted for foreign exchange, primarily the impact of changes in the values of the euro against the U.S. dollar, our net revenues grew 9% compared to the first quarter of 2017 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 2.9% to approximately 77,100 in the first quarter of 2018 from approximately 74,900 in the first quarter of 2017.

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Global Clients:
BPO services	$462.3	$540.2	16.8%
IT services	91.4	90.7	(0.8)
Total net revenues from Global Clients	$553.7	$630.9	13.9%
GE:
BPO services	48.9	33.9	(30.8)%
IT services	20.3	24.2	19.1
Total net revenues from GE	$69.3	$58.0	(16.2)%
Total net revenues from BPO services	511.3	574.1	12.3
Total net revenues from IT services	111.7	114.9	2.8
Total net revenues	$623.0	$688.9	10.6%

Net revenues from Global Clients in the first quarter of 2018 were $630.9 million, up $77.1 million, or 13.9%, from $553.7 million in the first quarter of 2017. This increase was primarily driven by double-digit growth in several verticals, including insurance, banking and financial services, high tech and capital markets. As a percentage of total net revenues, net revenues from Global Clients increased from 88.9% in the first quarter of 2017 to 91.6% in the first quarter of 2018.

Net revenues from GE in the first quarter of 2018 were $58.0 million, down $11.2 million, or 16.2%, from the first quarter of 2017. The decline in net revenues from GE was largely due to the impact of a decline in business from GE Capital. Prior to 2016, we reclassified revenues from GE-divested businesses as Global Client revenues in each fiscal quarter beginning on the dates of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change allows us to provide a more consistent view of quarterly trends underlying our Global Client and GE businesses. Net revenues from GE declined as a percentage of our total net revenues from 11.1% in the first quarter of 2017 to 8.4% in the first quarter of 2018.

Net revenues from BPO services in the first quarter of 2018 were $574.1 million, up $62.8 million, or 12.3%, from $511.3 million in the first quarter of 2017. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly transformation services. Net revenues from IT services were $114.9 million in the first quarter of 2018, up $3.1 million, or 2.8%, from $111.7 million in the first quarter of 2017.

Net revenues from BPO services as a percentage of total net revenues increased to 83.3% in the first quarter of 2018 from 82.1% in the first quarter of 2017 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$269.2	$310.1	43.2%	45.0%
Operational expenses	102.7	121.4	16.5	17.6
Depreciation and amortization	11.4	12.8	1.8	1.9
Cost of revenue	$383.3	$444.3	61.5%	64.5%
Gross margin	38.5%	35.5%

Cost of revenue was $444.3 million in the first quarter of 2018, up $61.0 million, or 15.9%, from the first quarter of 2017. Wage inflation, increases in our operational headcount, including in the number of onshore personnel, incremental expenses from acquisitions consummated in 2017 and higher stock-based compensation expense to support growth contributed to the increase in cost of revenue in the first quarter of 2018 compared to the first quarter of 2017. The unfavorable impact of foreign exchange on our expenditures in certain currencies, primarily the Indian rupee and U.K. pound sterling, also resulted in higher costs in the first quarter of 2018 compared to the first quarter of 2017. Fluctuations in foreign exchange rates result in gains and losses on our foreign currency hedges and a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency. These increases were partially offset by improved operational efficiencies and a decrease in travel expenses in the first quarter of 2018 compared to the first quarter of 2017.

Our gross margin decreased from 38.5% in the first quarter of 2017 to 35.5% in the first quarter of 2018 due to the factors described above and lower utilization of personnel.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 43.2% in the first quarter of 2017 to 45.0% in the first quarter of 2018. Personnel expenses in the first quarter of 2018 were $310.1 million, up $40.9 million, or 15.2%, from $269.2 million in the first quarter of 2017. The impact of wage inflation, incremental expenses from acquisitions consummated in 2017, an approximately 800-person, or 1.3%, increase in our operational headcount, including in the number of onshore personnel, and the unfavorable impact of foreign exchange all contributed to higher personnel expenses in the first quarter of 2018 compared to the first quarter of 2017. Higher stock-based compensation expense due to equity grants we made in 2017 also resulted in higher personnel expenses in the first quarter of 2018 compared to the first quarter of 2017.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 16.5% in the first quarter of 2017 to 17.6% in the first quarter of 2018. Operational expenses in the first quarter of 2018 were $121.4 million, up $18.6 million, or 18.1%, from the first quarter of 2017 primarily due to incremental expenses from acquisitions consummated in 2017 and the unfavorable impact of foreign exchange. The increase in operational expenses was partially offset by improved operational efficiencies and lower travel expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues increased from 1.8% in the first quarter of 2017 to 1.9% in the first quarter of 2018. Depreciation and amortization expenses as a component of cost of revenue were $12.8 million, up $1.4 million, or 12.3%, from the first quarter of 2017. This increase was primarily due to the expansion of certain existing facilities.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$122.6	$128.1	19.7%	18.6%
Operational expenses	35.8	40.4	5.7	5.9
Depreciation and amortization	2.5	2.7	0.4	0.4
Selling, general and administrative expenses	$160.9	$171.1	25.8%	24.8%

SG&A expenses as a percentage of total net revenues decreased from 25.8% in the first quarter of 2017 to 24.8% in the first quarter of 2018. SG&A expenses were $171.1 million, up $10.3 million, or 6.4%, from the first quarter of 2017.

Incremental expenses from acquisitions consummated in 2017, higher personnel expenses, higher stock-based compensation expenses and the unfavorable impact of foreign exchange on our expenditures in certain currencies, primarily the Indian rupee and U.K. pound sterling, all contributed to higher SG&A expenses in the first quarter of 2018 compared to the first quarter of 2017. These increases were partially offset by cost efficiencies in the first quarter of 2018 compared to the first quarter of 2017. Our sales and marketing expenses as a percentage of total net revenues in the first quarter of 2018 were approximately 7%, in line with the first quarter of 2017.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased from 19.7% in the first quarter of 2017 to 18.6% in the first quarter of 2018. Personnel expenses as a component of SG&A expenses were $128.1 million, up $5.5 million, or 4.5%, from the first quarter of 2017. This increase is primarily due to incremental expenses from acquisitions consummated in 2017, wage inflation, and the unfavorable impact of foreign exchange. Higher stock-based compensation expense due to equity grants made in 2017 also resulted in higher personnel expenses in the first quarter of 2018 compared to the first quarter of 2017.

Operational expenses. As a percentage of total net revenues, operational expenses increased from 5.7% in the first quarter of 2017 to 5.9% in the first quarter of 2018. Operational expenses as a component of SG&A expenses were $40.4 million, up $4.6 million, or 12.8%, from the first quarter of 2017. This increase is primarily due to incremental expenses from acquisitions consummated in 2017 and the unfavorable impact of foreign exchange. These increases were partially offset by cost efficiencies and lower infrastructure expenses in the first quarter of 2018 compared to the first quarter of 2017.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the first quarter of 2018, unchanged from the first quarter of 2017. Depreciation and amortization expenses as a component of SG&A expenses were $2.7 million, up $0.2 million, or 7.1%, from the first quarter of 2017.

Amortization of acquired intangibles. Non-cash charges on account of amortization of acquired intangibles were $9.9 million in the first quarter of 2018, up $2.7 million, or 37.2%, from the first quarter of 2017. This increase was primarily due to the amortization of intangibles acquired after the first quarter of 2017.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Other operating (income) expense	$(4.4)	$(0.2)	(94.7)%
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(3.1)	—	(100.5)
Other operating (income) expense, net	$(7.5)	$(0.2)	(97.1)%
Other operating (income) expense, net as a percentage of total net revenues	(1.2)%	—%

Other operating income, net of expense, was $0.2 million in the first quarter of 2018, compared to $7.5 million in the first quarter of 2017. In the first quarter of 2017, we recorded a gain of $4.4 million due to the sale of certain real property. We also recorded a gain of $3.1 million in the first quarter of 2017 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions. No such gains were recorded in the first quarter of 2018.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.7% in the first quarter of 2017 to 9.3% in the first quarter of 2018. Income from operations decreased by $15.3 million to $63.8 million in the first quarter of 2018 from $79.1 million in the first quarter of 2017.

Foreign exchange gains (losses), net. Foreign exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange gain of $4.8 million in the first quarter of 2018, compared to a $4.9 million loss in the first quarter of 2017. The gain in the first quarter of 2018 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar compared to the fourth quarter of 2017. The loss in the first quarter of 2017 resulted primarily from the appreciation of the Indian rupee against the U.S. dollar compared to the fourth quarter of 2016.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Interest income	$1.1	$3.4	198.0%
Interest expense	(6.6)	(11.5)	73.2
Interest income (expense), net	$(5.5)	$(8.1)	47.5%
Interest income (expense), net as a percentage of total net revenues	(0.9)%	(1.2)%

Our net interest expense increased by $2.6 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to a $4.8 million increase in interest expense, partially offset by an increase in interest income. The increase in interest expense is primarily due to (i) $3.1 million in interest on the senior notes we issued in March 2017, (ii) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, partially offset by gains on interest rate swaps in the first quarter of 2018 compared to losses in the first quarter of 2017, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (iii) higher drawdown on our revolving credit facility in the first quarter of 2018 compared to the first quarter of 2017. Our interest income increased by $2.2 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.5% in the first quarter of 2017 to 3.1% in the first quarter of 2018.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Government incentives	$—	$15.5	100.0%
Other income/(expense)	0.6	0.1	(91.0)
Other income (expense), net	$0.6	$15.6	2,711.9%
Other income (expense), net as a percentage of total net revenues	0.1%	2.3%

Our net other income was $15.6 million in the first quarter of 2018, up $15.0 million from $0.6 million in the first quarter of 2017, primarily due to an export subsidy accrued by one of our subsidiaries in India in the first quarter of 2018. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India. Currently, the subsidy is available for eligible export services through March 31, 2018.

Equity-method investment activity, net. Equity-method investment activity, net primarily represents our share of loss in the first quarter of 2017 in one of our non-consolidated affiliates that we divested on June 30, 2017.

Income tax expense. Our income tax expense was $12.1 million in the first quarter of 2018, down from $12.2 million in the first quarter of 2017, representing an effective tax rate, or ETR, of 15.7%, down from 18.7% in the first quarter of 2017. The decrease in our ETR is primarily due to certain discrete items resulting in lower tax expense of $2.7 million, partly offset by certain special economic zones units in India becoming partially taxable, and to a change in the jurisdictional mix of our income.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the loss associated with the redeemable non-controlling interest in the operations of SSE, which we acquired in the first quarter of 2016. We purchased the remaining share of the outstanding equity interest in SSE in the first quarter of 2018. See Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues was 9.4% in the first quarter of 2018, up from 8.6% in the first quarter of 2017. Net income attributable to our common shareholders increased by $11.4 million from $53.3 million in the first quarter of 2017 to $64.7 million in the first quarter of 2018.

Liquidity and Capital Resources

     Overview

Information about our financial position as of December 31, 2017 and March 31, 2018 is presented below:

	As of December 31, 2017	As of March 31, 2018	Percentage Change Increase/(Decrease)
	(dollars in millions)		2018 vs. 2017
Cash and cash equivalents	$504.5	$424.2	(15.9)%
Short-term borrowings	170.0	275.0	61.8
Long-term debt due within one year	39.2	39.2	0.0
Long-term debt other than the current portion	1,006.7	997.0	(1.0)
Genpact Limited total shareholders’ equity	$1,424.0	$1,366.0	(4.1)%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

In February 2017, our board of directors approved a dividend program under which we paid a regular quarterly cash dividend of $0.06 per share to holders of our common shares, representing a planned annual dividend of $0.24 per share. On March 28, 2017, we paid dividends of $0.06 per share, amounting to $12.0 million in the aggregate, to shareholders of record as of March 10, 2017.

In February 2018, our board of directors approved a 25% increase in our quarterly cash dividend, to $0.075 per share to holders of our common shares, representing a planned annual dividend of $0.30 per common share.  On March 21, 2018, we paid a dividend of $0.075 per share, amounting to $14.0 million in the aggregate, to shareholders of record as of March 9, 2018.

As of March 31, 2018, $389.9 million of our $423.6 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $12.2 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $7.0 million of retained earnings. $147.6 million of the cash and cash equivalents was held by certain foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $230.1 million in cash and cash equivalents held by certain foreign subsidiaries is being indefinitely reinvested.

As of December 31, 2016, our board of directors had authorized repurchases of up to $750.0 million in value of our common shares under our share repurchase program first announced in February 2015. On February 10, 2017, our board of directors approved up to an additional $500.0 million in share repurchases, bringing the total authorization under our existing program to $1,250.0 million. On March 29, 2017, we entered into an accelerated share repurchase, or ASR, agreement with Morgan Stanley & Co. LLC to repurchase an aggregate of $200.0 million of our common shares. We received an initial delivery of 6,578,947 common shares on March 30, 2017, an additional delivery of 350,006 common shares on December 29, 2017 and a final delivery of 163,975 common shares on January 17, 2018 upon final settlement of the transaction. The weighted average price per share of the common shares delivered to us pursuant to the ASR agreement was $28.20.

During the three months ended March 31, 2018 and March 31, 2017, we also purchased 3,015,999 and 808,293 of our common shares, respectively, on the open market at a weighted average price of $31.82 and $24.48 per share, respectively, for an aggregate cash amount of $96.0 million and $19.8 million, respectively.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$31.0	$(27.3)	(188.1)%
Investing activities	(29.0)	(27.7)	(4.7)
Financing activities	(42.0)	(26.5)	(36.8)
Net increase (decrease) in cash and cash equivalents	$(40.0)	$(81.5)	103.9%

Cash flows from operating activities. Net cash used for operating activities was $27.3 million in the three months ended March 31, 2018 compared to net cash generated from operating activities of $31.0 million in the three months ended March 31, 2017. This decrease is primarily due to a $57.7 million net change in our operating assets and liabilities in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly driven by an increase in investments in accounts receivable in the first quarter of 2018 primarily due to an increase in our days sales outstanding and higher net revenues in the first quarter of 2018 and the timing of the settlement of payables and higher income tax payments.

Cash flows from investing activities. Our net cash used for investing activities was $27.7 million in the first quarter of 2018, down $1.4 million from $29.0 million in the first quarter of 2017. We made a payment of $4.7 million in the first quarter of 2018 to purchase the remaining 49% equity interest in SSE, compared to payments of $9.2 million related to acquisitions consummated in the first quarter of 2017. Payments for internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were $3.6 million higher in the first quarter of 2018 than in the first quarter of 2017. Additionally, investments we made in a non-consolidated affiliate that ceased to be a non-consolidating affiliate as of June 30, 2017 were $0.5 million in the first quarter of 2017.

Cash flows from financing activities. Our net cash used for financing activities was $26.5 million in the first quarter of 2018, down $15.5 million from $42.0 million in the first quarter of 2017. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. We also made principal repayments of $10.0 million on our long-term debt in each of the first quarter of 2018 and 2017. We received proceeds from short-term borrowings of $105.0 million and $40.0 million in the first quarter of 2018 and 2017, respectively. Of the short-term borrowings, we also repaid $185.0 million during the first quarter of 2017. For additional information, see Notes 11 and 12 to our consolidated financial statements. Additionally, payments in connection with the issuance of common shares under stock-based compensation plans (net of proceeds) were $9.1 million in the first quarter of 2018 compared to $2.2 million in the first quarter of 2017. Payments related to earn-out or deferred consideration were $0.4 million higher in the first quarter of 2018 than in the first quarter of 2017. In the first quarter of 2017, we paid cash dividends in an aggregate amount of $14.4 million compared to $12.0 million the first quarter of 2018. Payments for share repurchases were $96.0 million in the first quarter of 2018 compared to $219.8 million in the first quarter of 2017.

Financing Arrangements

In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2017 and March 31, 2018, our outstanding term loan debt, net of debt amortization expense of $1.8 million and $1.7 million, respectively, was $698.2 million and $688.3 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2017 and March 31, 2018, the limits available under such facilities were $15.1 million and $14.3 million, respectively, of which $7.9 million and $7.3 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2017 and March 31, 2018, a total of $171.0 million and $276.1, respectively, of our revolving credit facility was utilized, of which $170.0 million and $275.0, respectively, constituted funded drawdown and $1.0 million and $1.1 million, respectively, constituted non-funded drawdown.

In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348.5 million and an underwriting fee of approximately $1.5 million. In addition, there were other debt issuance related costs of $1.2 million. The total debt issuance cost of $2.6 million incurred in connection with the offering of the notes is being amortized over the life of the notes as additional interest expense. As of December 31, 2017 and March 31, 2018, the amount outstanding under the notes, net of debt amortization expense of $2.2 million and $2.1 million, was $347.8 million and 347.9 million, respectively, which is payable on April 1, 2022 when the notes mature. For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see Part I, Item 1A—Risk Factors—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2017, the section titled “Contractual Obligations” below, and Note 7 in Part I, Item 1—“Financial Statements” above.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,139.1	$75.5	$702.5	$361.1	—
— Principal payments	1,036.2	39.2	649.1	347.9	—
— Interest payments*	102.9	36.3	53.4	13.2	—
Short-term borrowings	277.4	277.4	—	—	—
— Principal payments	275.0	275.0	—	—	—
— Interest payments**	2.4	2.4	—	—	—
Capital leases	4.7	1.9	2.3	0.5	—
— Principal payments	3.9	1.5	2.0	0.4	—
— Interest payments	0.8	0.4	0.3	0.1	—
Operating leases	196.1	40.4	63.9	42.9	48.9
Purchase obligations	48.3	37.6	10.5	0.2	—
Capital commitments net of advances	7.2	7.2	—	—	—
Earn-out consideration	25.4	19.2	6.2	—	—
— Reporting date fair value	23.9	18.2	5.7	—	—
— Interest	1.5	1.0	0.5	—	—
Other liabilities	42.9	25.3	14.2	3.4	—
Total contractual obligations	$1,741.1	$484.5	$799.6	$408.1	$48.9

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of March 31, 2018, which excludes the impact of interest rate swaps. Interest payments on long-term debt include interest on our senior notes due in 2022 at a rate of 3.70% per annum, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of March 31, 2018 and our expectation for the repayment of such debt.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2(g)—“Recently issued and adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2(g)—“Recently issued and adopted accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan and 3.70% senior notes issued in March 2017. Borrowings under our term loan bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 0.0% plus an applicable margin. The interest rate on our 3.70% senior notes is subject to adjustment based on the ratings assigned by Moody’s and S&P to the notes from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the notes. Accordingly, fluctuations in market interest rates or decline in ratings may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2018, we were party to interest rate swaps covering a total notional amount of $425.9 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 1.20%.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended March 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1-January 31, 2018	163,975	28.20	163,975	458,099,759
February 1-February 28, 2018	630,726	31.70	630,726	438,107,043
March 1-March 31, 2018	2,385,273	31.86	2,385,273	362,116,293

 In February 2017, our board of directors authorized a $500 million increase in our existing $750 million share repurchase program, first announced in February 2015, bringing the total authorization under our existing program to $1.25 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled. For additional information, see note 17 to our consolidated financial statements.

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and March 31, 2018, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and March 31, 2018, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest for the three months ended March 31, 2017 and March 31, 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March , 2018, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2018

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer