Form 10-Q
period 2018-06-30
Genpact LTD
filed 2018-08-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2018

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of August 2, 2018 was 189,949,196.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2017	As of June 30, 2018
Assets
Current assets
Cash and cash equivalents	4	$504,468	$333,903
Accounts receivable, net	5	693,085	691,347
Prepaid expenses and other current assets	8	236,342	207,334
Total current assets		$1,433,895	$1,232,584

Property, plant and equipment, net	9	207,030	202,669
Deferred tax assets	24	76,929	88,278
Investment in equity affiliates	25	886	834
Intangible assets, net	10	131,590	120,624
Goodwill	10	1,337,122	1,311,361
Contract cost assets	19	—	162,178
Other assets		262,169	147,550
Total assets		$3,449,621	$3,266,078

Liabilities and equity
Current liabilities
Short-term borrowings	11	$170,000	$215,000
Current portion of long-term debt	12	39,226	39,249
Accounts payable		15,050	20,942
Income taxes payable	24	30,026	54,513
Accrued expenses and other current liabilities	13	584,482	483,241
Total current liabilities		$838,784	$812,945

Long-term debt, less current portion	12	1,006,687	987,314
Deferred tax liabilities	24	6,747	7,036
Other liabilities	14	168,609	162,358
Total liabilities		$2,020,827	$1,969,653

Redeemable non-controlling interest		4,750	—
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 192,825,207 and 189,876,061 issued and outstanding as of December 31, 2017 and June 30, 2018, respectively		1,924	1,895
Additional paid-in capital		1,421,368	1,438,072
Retained earnings		355,982	338,120
Accumulated other comprehensive income (loss)		(355,230)	(481,662)
Total equity		$1,424,044	$1,296,425
Commitments and contingencies	27
Total liabilities, redeemable non-controlling interest and equity		$3,449,621	$3,266,078

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2017 (1)	2018 (1)	2017 (1)	2018 (1)
Net revenues	19	$670,697	$728,561	$1,293,692	$1,417,473
Cost of revenue	20, 25	414,508	462,898	797,845	907,222
Gross profit		$256,189	$265,663	$495,847	$510,251
Operating expenses:
Selling, general and administrative expenses	21, 25	167,758	176,166	328,616	347,275
Amortization of acquired intangible assets	10	8,387	9,826	15,629	19,762
Other operating (income) expense, net	22	(915)	149	(8,453)	(69)
Income from operations		$80,959	$79,522	$160,055	$143,283
Foreign exchange gains (losses), net		1,913	2,805	(3,000)	7,603
Interest income (expense), net	23	(9,850)	(10,407)	(15,343)	(18,507)
Other income (expense), net	26	11,560	9,748	12,113	25,298
Income before equity-method investment activity, net and income tax expense		$84,582	$81,668	$153,825	$157,677
Equity-method investment activity, net		(9)	(15)	(4,567)	(15)
Income before income tax expense		$84,573	$81,653	$149,258	$157,662
Income tax expense	24	15,471	17,079	27,716	29,154
Net income		$69,102	$64,574	$121,542	$128,508
Net loss (income) attributable to redeemable non-controlling interest		(156)	-	742	761
Net income attributable to Genpact Limited shareholders		$68,946	$64,574	$122,284	$129,269
Net income available to Genpact Limited common shareholders		$68,946	$64,574	$122,284	$129,269
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.36	$0.34	$0.63	$0.68
Diluted		$0.36	$0.33	$0.62	$0.66
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders	18
Basic		191,469,593	190,132,664	195,269,561	191,474,645
Diluted		193,732,406	193,365,974	198,194,172	194,827,272

(1) Cost of revenue, selling and administrative expenses, other income (expense) and income from operations for the three and six months ended June 30, 2017 have been restated due to the adoption of ASU No. 2017-07 with effect from January 1, 2018.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended June 30,				Six months ended June 30,
	2017		2018		2017		2018
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest
Net income (loss)	$68,946	$156	$64,574	$—	$122,284	$(742)	$129,269	$(761)
Other comprehensive income:
Currency translation adjustments	20,085	(66)	(73,681)	—	71,712	(78)	(83,016)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(9,611)	—	(27,879)	—	9,247	—	(46,811)	—
Retirement benefits, net of taxes	223	—	617	—	342	—	1,130	—
Other comprehensive income (loss)	10,697	(66)	(100,943)	—	81,301	(78)	(128,697)	(424)
Comprehensive income (loss)	$79,643	$90	$(36,369)	$—	$203,585	$(820)	$572	$(1,185)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2017	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520
Issuance of common shares on exercise of options (Note 16)	548,086	5	7,762	—	—	7,767	—
Issuance of common shares under the employee stock purchase plan (Note 16)	100,357	1	2,312	—	—	2,313	—
Net settlement on vesting of restricted share units (Note 16)	81,471	1	(11)	—	—	(10)	—
Net settlement on vesting of performance units (Note 16)	731,701	7	(9,946)	—	—	(9,939)	—
Stock repurchased and retired (Note 17)	(7,387,240)	(74)	(40,000)	(179,710)	—	(219,784)	—
Expenses related to stock repurchase (Note 17)	—	—	—	(16)	—	(16)	—
Stock-based compensation expense (Note 16)	—	—	12,351	—	—	12,351	—
Change in fair value of redeemable non-controlling interest	—	—	—	(980)	—	(980)	980
Comprehensive income (loss):
Net income (loss)	—	—	—	122,284	—	122,284	(742)
Other comprehensive income (loss)	—	—	—	—	81,301	81,301	(78)
Dividend (Note 17 )	—	—	—	(23,515)	—	(23,515)	—
Balance as of June 30, 2017	192,868,427	$1,924	$1,356,936	$276,184	$(376,624)	$1,258,420	$4,680

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2018, as previously reported	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750
Adoption of ASU 2014-09 (Note 2(f))	—	—	—	17,924	—	17,924	—
Adjusted balance as of January 1, 2018	192,825,207	$1,924	$1,421,368	$373,906	$(355,230)	$1,441,968	$4,750
Adoption of ASU 2018-02 (Note 7, 24)	—	—	—	(2,265)	2,265	—	—
Issuance of common shares on exercise of options (Note 16)	366,382	4	6,207	—	—	6,211	—
Issuance of common shares under the employee stock purchase plan (Note 16)	114,951	1	3,176	—	—	3,177	—
Net settlement on vesting of restricted share units (Note 16)	156,420	2	(947)	—	—	(945)	—
Net settlement on vesting of performance units (Note 16)	691,958	7	(13,291)	—	—	(13,284)	—
Stock repurchased and retired (Note 17)	(4,278,857)	(43)	4,000	(134,060)	—	(130,103)	—
Expenses related to stock repurchase (Note 17)	—	—	—	(82)	—	(82)	—
Stock-based compensation expense (Note 16)	—	—	18,724	—	—	18,724	—
Payment for purchase of redeemable non-controlling interest	—	—	(1,165)	—	—	(1,165)	(3,565)
Comprehensive income (loss):
Net income (loss)	—	—	—	129,269	—	129,269	(761)
Other comprehensive income (loss)	—	—	—	—	(128,697)	(128,697)	(424)
Dividend (Note 17)	—	—	—	(28,648)	—	(28,648)	—
Balance as of June 30, 2018	189,876,061	$1,895	$1,438,072	$338,120	$(481,662)	$1,296,425	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2017	2018
Operating activities
Net income attributable to Genpact Limited shareholders	$122,284	$129,269
Net loss attributable to redeemable non-controlling interest	(742)	(761)
Net income	$121,542	$128,508
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	27,312	31,613
Amortization of debt issuance costs	877	979
Amortization of acquired intangible assets	15,629	19,762
Write-down of intangible assets and property, plant and equipment	-	850
Reserve for doubtful receivables	1,793	1,347
Unrealized loss (gain) on revaluation of foreign currency asset/liability	2,956	(7,350)
Equity-method investment activity, net	4,567	15
Stock-based compensation expense	12,351	18,724
Deferred income taxes	(5,260)	(4,194)
Others, net	(4,816)	294
Change in operating assets and liabilities:
Increase in accounts receivable	(1,958)	(4,548)
Increase in prepaid expenses, other current assets, contract cost assets and other assets	(35,248)	(71,559)
Increase in accounts payable	1,624	6,289
Decrease in accrued expenses, other current liabilities and other liabilities	(52,022)	(96,965)
Increase in income taxes payable	25,977	25,719
Net cash provided by operating activities	$115,324	$49,484
Investing activities
Purchase of property, plant and equipment	(29,350)	(37,703)
Payment for internally generated intangible assets (including intangibles under development)	(8,950)	(11,544)
Proceeds from sale of property, plant and equipment	566	309
Investment in equity affiliates	(496)	—
Payment for business acquisitions, net of cash acquired	(207,181)	(728)
Payment for purchase of redeemable non-controlling interest	—	(4,730)
Net cash used for investing activities	$(245,411)	$(54,396)
Financing activities
Repayment of capital lease obligations	(1,106)	(1,108)
Payment of debt issuance costs	(1,481)	—
Proceeds from long-term debt	350,000	—
Repayment of long-term debt	(20,000)	(20,000)
Proceeds from short-term borrowings	230,000	105,000
Repayment of short-term borrowings	(185,000)	(60,000)
Proceeds from issuance of common shares under stock-based compensation plans	10,080	9,388
Payment for net settlement of stock-based awards	(9,949)	(14,229)
Payment of earn-out/deferred consideration	(1,287)	(1,476)
Dividend paid	(23,515)	(28,648)
Payment for stock repurchased and retired	(219,784)	(130,103)
Payment for expenses related to stock repurchase	(16)	(82)
Net cash provided by/(used for) financing activities	$127,942	$(141,258)
Effect of exchange rate changes	20,586	(24,395)
Net increase (decrease) in cash and cash equivalents	(2,145)	(146,170)
Cash and cash equivalents at the beginning of the period	422,623	504,468
Cash and cash equivalents at the end of the period	$441,064	$333,903
Supplementary information
Cash paid during the period for interest	$10,648	$21,808
Cash paid during the period for income taxes	$28,649	$34,809
Property, plant and equipment acquired under capital lease obligations	$1,485	$668

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has over 80,000 employees serving clients in key industry verticals from more than 20 countries.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 11% and 12% of receivables as of December 31, 2017 and June 30, 2018, respectively. GE accounted for 10% of total revenue for the six months ended June 30, 2017 and 2018.

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

(f) Changes in accounting policies

Except as described below, the Company has applied accounting policies consistently to all periods presented in these consolidated financial statements. The Company adopted Topic 606, Revenue from Contracts with Customers, effective January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The Company applied Topic 606 using the modified retrospective method, which involves recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the Company’s opening equity balance as of January 1, 2018. Therefore, comparative information has not been adjusted and continues to be reported under Topic 605. As a result of the Company’s adoption of this new standard, certain sales incentive programs meet the requirements for capitalization. Such costs are amortized over the period of expected benefit rather than expensed as incurred as was the Company’s prior practice. The cumulative impact of the adoption of this standard resulted in an increase in retained earnings of $17,924 as of January 1, 2018 with a corresponding impact on contract cost assets of $23,227 and deferred tax liabilities of $5,303. As of January 1, 2018, contract assets and contract liabilities of $21,348 relating to the same customer contracts have been offset against each other.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Revenue Recognition

The Company derives its revenue primarily from business process outsourcing and information technology services, which are provided primarily on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue when the promised services are delivered to customers for an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Revenues from services rendered under time-and-material and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for application development, maintenance and support services. Revenues from these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for services rendered between the last billing date and the balance sheet date.

The Company’s customer contracts sometimes also include incentive payments received for discrete benefits delivered or promised to be delivered to clients or service level agreements that could result in credits or refunds to the customer. Revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

The Company records deferred revenue attributable to certain process transition activities where such activities do not represent separate performance obligations. Revenues relating to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. Costs relating to such transition activities are fulfillment costs which are directly related to the contract and result in the generation or enhancement of resources. Such costs are expected to be recoverable under the contract and are therefore classified as contract cost assets and recognized ratably over the estimated expected period of benefit under cost of revenue.

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

The Company enters into multiple-element revenue arrangements in which a client may purchase a combination of products or services. Revenue from multiple-element arrangements is recognized, for each element, based on an allocation of the transaction price to each performance obligation on a relative standalone basis.

Certain contracts may include offerings such as sale of licenses, which may be perpetual or subscription-based. Revenue from distinct perpetual licenses is recognized upfront at the point in time when the software is made available to the customer. Revenue from subscription-based licenses is recognized ratably over the subscription term.

All incremental and direct costs incurred for acquiring contracts, such as certain sales commissions, are classified as contract cost assets. Such costs are amortized over the expected period of benefit and recorded under selling, general and administrative expenses.

Other upfront fees paid to customers are classified as contract assets. Such costs are amortized over the expected period of benefit and recorded as an adjustment to the transaction price and subtracted from revenue.

Timing of revenue recognition may differ from the timing of invoicing. If a payment is received in respect of services prior to the delivery of services, the payment is recognized as an advance from customers and classified as a contract liability. Contract assets and contract liabilities relating to the same customer contract are offset against each other and presented on a net basis in the consolidated financial statements. See note 19 for information and related disclosures regarding contract balances.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

For a description of the Company’s revenue recognition accounting policy in effect before the Company’s adoption of ASC 606, see Note 2—“Summary of significant accounting policies” to the consolidated financial statements and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Significant judgements

The Company often enters into contracts with customers that include promises to transfer multiple products and services to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgment.

Judgment is also required to determine the standalone selling price for each distinct performance obligation. In instances where the standalone selling price is not directly observable, it is determined using information that may include market conditions and other observable inputs.

Customer contracts sometimes include incentive payments received for discrete benefits delivered to clients or service level agreements that could result in credits or refunds to the customer. Such amounts are estimated at contract inception and are adjusted at the end of each reporting period as additional information becomes available only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Impact on consolidated financial statements

The following tables summarize the impact of the Company’s adoption of Topic 606 on its consolidated financial statements for the three and six months ended June 30, 2018.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Consolidated Balance Sheet
As of June 30, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Assets
Current assets
Cash and cash equivalents	$333,903		$333,903
Accounts receivable, net	691,347		691,347
Prepaid expenses and other current assets (a, c)	207,334	79,777	287,111
Total current assets	$1,232,584	79,777	$1,312,361

Property, plant and equipment, net	202,669		202,669
Deferred tax assets (b)	88,278	5,635	93,913
Investment in equity affiliates	834		834
Intangible assets, net	120,624		120,624
Goodwill	1,311,361		1,311,361
Contract cost assets (a, b)	162,178	(162,178)	—
Other assets (a, c)	147,550	81,328	228,878
Total assets	$3,266,078	4,562	$3,270,640

Liabilities and equity
Current liabilities
Short-term borrowings	215,000		215,000
Current portion of long-term debt	39,249		39,249
Accounts payable	20,942		20,942
Income taxes payable	54,513		54,513
Accrued expenses and other current liabilities (c)	483,241	10,996	494,237
Total current liabilities	$812,945	10,996	$823,941

Long-term debt, less current portion	987,314		987,314
Deferred tax liabilities	7,036		7,036
Other liabilities (c)	162,358	12,739	175,097
Total liabilities	$1,969,653	23,735	$1,993,388

Redeemable non-controlling interest	—		—
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued	—		—
Common shares, $0.01 par value, 500,000,000 authorized,192,825,207 and 189,876,061 issued and outstanding as of December 31, 2017 and June 30, 2018, respectively	1,895		1,895
Additional paid-in capital	1,438,072		1,438,072
Retained earnings (b)	338,120	(19,173)	318,947
Accumulated other comprehensive income (loss)	(481,662)		(481,662)
Total equity	$1,296,425	(19,173)	$1,277,252
Commitments and contingencies
Total liabilities, redeemable non-controlling interest and equity	$3,266,078	4,562	$3,270,640

(a) As a result of its adoption of ASC 606, the Company has reclassified deferred transition costs from “Prepaid expenses and other current assets” amounting to $68,781 and “Other assets” amounting to $68,589 to “Contract cost assets” amounting to $137,370.

(b) The cumulative impact of the adoption of ASC 606 resulted in a $162,178 increase in "Contract cost assets," which includes the reclassification of $137,370 (refer to note (a) in the table above) and a closing balance of $24,808 related to sales incentive programs, with a corresponding impact on retained earnings of $19,173 and on deferred tax liabilities of $5,635 which has been offset against deferred tax assets.

(c) As a result of its adoption of ASC 606, the Company has offset (i) contract assets amounting to $10,996 under “Prepaid expenses and other current assets” against contract liabilities under “Accrued expenses and other current liabilities” related to the same customer contract and (ii) contract assets amounting to $12,739 under “Other assets” against contract liabilities under “Other liabilities” related to the same customer contract.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Consolidated Statement of Income
Three months ended June 30, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$728,561		$728,561
Cost of revenue	462,898		462,898
Gross profit	$265,663	—	$265,663
Operating expenses:			—
Selling, general and administrative expenses (d)	176,166	1,537	177,703
Amortization of acquired intangible assets	9,826		9,826
Other operating (income) expense, net	149		149
Income from operations	$79,522	(1,537)	$77,985
Foreign exchange gains (losses), net	2,805		2,805
Interest income (expense), net	(10,407)		(10,407)
Other income (expense), net	9,748		9,748
Income before equity-method investment activity, net and income tax expense	$81,668	(1,537)	$80,131
Equity-method investment activity, net	(15)	—	(15)
Income before income tax expense	$81,653	(1,537)	$80,116
Income tax expense	17,079	(332)	16,747
Net income	$64,574	(1,205)	$63,369
Net loss (income) attributable to non-controlling interest	—	—	—
Net income attributable to Genpact Limited shareholders	$64,574	(1,205)	$63,369

(d) During the three months ended June 30, 2018, the Company amortized $3,604 in contract costs related to obtaining a contract. Following the adoption of ASC 606, the Company capitalized such costs in an amount of $5,141, resulting in a net adjustment of $1,537 with a corresponding impact on income tax expense of $332.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Consolidated Statement of Income
Six months ended June 30, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$1,417,473		$1,417,473
Cost of revenue	907,222		907,222
Gross profit	$510,251	—	$510,251
Operating expenses:
Selling, general and administrative expenses (e)	347,275	1,581	348,856
Amortization of acquired intangible assets	19,762		19,762
Other operating (income) expense, net	(69)		(69)
Income from operations	$143,283	(1,581)	$141,702
Foreign exchange gains (losses), net	7,603		7,603
Interest income (expense), net	(18,507)		(18,507)
Other income (expense), net	25,298		25,298
Income before equity-method investment activity, net and income tax expense	$157,677	(1,581)	$156,096
Equity-method investment activity, net	(15)	—	(15)
Income before income tax expense	$157,662	(1,581)	$156,081
Income tax expense	29,154	(332)	28,822
Net income	$128,508	(1,249)	$127,259
Net loss (income) attributable to non-controlling interest	761	—	761
Net income attributable to Genpact Limited shareholders	$129,269	(1,249)	$128,020

(e) During the six months ended June 30, 2018, the Company amortized $6,843 in contract costs related to obtaining a contract. Following the adoption of ASC 606, the Company capitalized such costs in an amount of $8,424, resulting in a net adjustment of $1,581 with a corresponding impact on income tax expense of $332.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Consolidated Statement of Cash flow
Six months ended June 30, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Operating activities
Net income attributable to Genpact Limited shareholders (f)	$129,269	(1,249)	$128,020
Net loss attributable to redeemable non-controlling interest	(761)		(761)
Net income (f)	$128,508	(1,249)	$127,259
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	31,613		31,613
Amortization of debt issuance costs	979		979
Amortization of acquired intangible assets	19,762		19,762
Write-down of intangible assets and property, plant and equipment	850		850
Reserve for doubtful receivables	1,347		1,347
Unrealized loss (gain) on revaluation of foreign currency asset/liability	(7,350)		(7,350)
Equity-method investment activity, net	15		15
Stock-based compensation expense	18,724		18,724
Deferred income taxes (f)	(4,194)	(332)	(4,526)
Others, net	294		294
Change in operating assets and liabilities:
Increase in accounts receivable	(4,548)		(4,548)
Increase in prepaid expenses, other current assets, contract cost assets and other assets (f, g)	(71,559)	(805)	(72,364)
Increase in accounts payable	6,289		6,289
Decrease in accrued expenses, other current liabilities and other liabilities (g)	(96,965)	2,386	(94,579)
Increase in income taxes payable	25,719		25,719
Net cash provided by operating activities	$49,484	—	$49,484
Investing activities
Purchase of property, plant and equipment	(37,703)		(37,703)
Payment for internally generated intangible assets (including intangibles under development)	(11,544)		(11,544)
Proceeds from sale of property, plant and equipment	309		309
Payment for business acquisitions, net of cash acquired	(728)		(728)
Payment for redeemable non-controlling interest	(4,730)		(4,730)
Net cash used for investing activities	$(54,396)	—	$(54,396)
Financing activities
Repayment of capital lease obligations	(1,108)		(1,108)
Repayment of long-term debt	(20,000)		(20,000)
Proceeds from short-term borrowings	105,000		105,000
Repayment of short-term borrowings	(60,000)		(60,000)
Proceeds from issuance of common shares under stock-based compensation plans	9,388		9,388
Payment for net settlement of stock-based awards	(14,229)		(14,229)
Payment of earn-out/deferred consideration	(1,476)		(1,476)
Dividend paid	(28,648)		(28,648)
Payment for stock repurchased and retired	(130,103)		(130,103)
Payment for expenses related to stock repurchase	(82)		(82)
Net cash used for financing activities	$(141,258)	—	$(141,258)
Effect of exchange rate changes	(24,395)		(24,395)
Net increase (decrease) in cash and cash equivalents	(146,170)		(146,170)
Cash and cash equivalents at the beginning of the period	504,468		504,468
Cash and cash equivalents at the end of the period	$333,903	—	$333,903

(f) During the six months ended June 30, 2018, the Company amortized $6,843 in contract costs related to obtaining a contract. Following the adoption of ASC 606, the Company capitalized such costs in an amount of $8,424, resulting in a net adjustment of $1,581 and a tax impact of $332 which is further adjusted by note (g) below.

(g) Following the adoption of ASC 606, the Company offset certain contract assets against contract liabilities related to the same customer contract in an amount of $2,386.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(g) Recently issued accounting pronouncements

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

The following recently released accounting standards have not yet been adopted by the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company will use a modified retrospective adoption approach. The Company expects to complete its assessment of adopting ASU No. 2016-02 in the third quarter of 2018. The Company’s implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. The Company expects a gross-up on its consolidated statements of financial position upon recognition of the right-of-use assets and lease liabilities. The Company continues to evaluate the impact of its pending adoption of ASU 2016-02, which may identify additional impacts this guidance will have on its consolidated results of operations, cash flows, financial position and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of credit losses on financial instruments.” The ASU requires measurement and recognition of expected credit losses for financial assets held by the Company. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

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

(In thousands, except per share data and share count)

3. Business acquisitions

A. Certain acquisitions

(a) Strategic Sourcing Excellence Limited

On January 8, 2016, the Company acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company. The total consideration paid by the Company to the selling equity holders for the acquired interest in SSE was $14,541. This amount includes the fair value of earn-out consideration, cash consideration of $2,550, adjusted for working capital, transaction expenses, indebtedness and measurement period adjustments which did not have a significant impact on the Company’ consolidated statements of income, balance sheets or cash flows in the adjustment periods. The equity purchase agreement between the Company and the selling equity holders of SSE also provided for contingent earn-out consideration of up to $20,000, payable by the Company to the selling equity holders based on the future performance of the acquired business relative to the thresholds specified in the earn-out calculation. Up to $9,800 of the total potential earn-out consideration, representing the selling equity holders’ redeemable, non-controlling 49% interest in SSE, was payable only if either the put or call option, each as described below, was exercised. This acquisition enhanced the Company’s sourcing and procurement consulting domain expertise.

The equity purchase agreement granted the Company a call option to purchase the remaining 49% equity interest in SSE, which the Company had the right to exercise between January 1, 2018 and January 31, 2018. As the Company did not exercise its call option during such period, the selling equity holders exercised their put option on March 1, 2018 in accordance with the terms of the equity purchase agreement to require the Company to purchase their 49% interest in SSE for $2,950. The Company also paid $1,780 in earn-out consideration to the selling equity holders during the three months ended March 31, 2018. The amount paid in excess of carrying amount has been recorded in additional paid-in capital.

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

(c) BrightClaim LLC and associated companies

On May 3, 2017, the Company acquired 100% of the outstanding equity interest in each of BrightClaim LLC, a Delaware limited liability company, BrightServe LLC, a Georgia limited liability company, National Vendor LLC, a Delaware limited liability company, and BrightClaim Blocker, Inc., a Delaware corporation (collectively referred to as “BrightClaim”) for total purchase consideration of $56,461. This amount includes cash consideration of $52,395, net of cash acquired of $4,002, adjusted for working capital, net debt, transaction expenses and measurement period adjustments which did not have a significant impact on the Company’ consolidated statements of income, balance sheets or cash flows in the period of adjustments. This acquisition enhanced the Company’s breadth and depth of service offerings for clients in the insurance industry.

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

(d) RAGE Frameworks, Inc.

On April 13, 2017, the Company acquired 100% of the outstanding equity interest in RAGE Frameworks, Inc. (“RAGE”), a Delaware corporation, for total consideration of $125,329. This amount includes cash consideration of $124,149, net of cash acquired of $1,605, and an adjustment for working capital and indebtedness. During the quarters ended December 31, 2017 and June 30, 2018, the Company recorded certain measurement period adjustments. These measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s digital and artificial intelligence capabilities by adding knowledge-based automation technology and services.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

In connection with the acquisition of RAGE, the Company recorded $1,600 in customer-related intangibles, $600 in marketing-related intangibles, $12,400 in technology-related intangible assets and $100 in other intangible assets, which have a weighted average amortization period of seven years. Goodwill arising from the acquisition amounted to $105,451, which has been allocated to the Company’s India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the acquired digital and artificial intelligence capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $881 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $13,836 and assumed certain liabilities amounting to $9,752. The Company also recognized a net deferred tax asset of $1,094. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(e) Other acquisitions in 2017

In 2017, the Company also completed five individually immaterial business acquisition transactions, namely the acquisition of a supply chain management delivery center in the U.S. (“U.S. Delivery Center”), the purchase of all of the outstanding equity interest in OnSource, LLC (“OnSource”), the purchase of the IT business of Birlasoft (“Birlasoft”), the purchase of the image processing business of Fiserv Solutions of Australia Pty Ltd. (“Fiserv”) and the purchase of all of the outstanding equity interest in Lease Dimensions, Inc. (“Lease Dimensions”). The aggregate total estimated consideration the Company paid to consummate these acquisitions was $87,586. This aggregate amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $76,612, net of cash acquired of $254, and adjustments for closing date working capital, indebtedness, value transfer, seller transaction expenses and certain employee-related liabilities. In addition, this amount reflects measurement period adjustments related to the Birlasoft and Fiserv transactions. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in the periods in which they were made.

The U.S. Delivery Center acquisition enhanced the Company’s supply chain management capabilities for its clients in the consumer packaged goods industry. The OnSource acquisition brought incremental digital capabilities to the Company’s insurance service offerings. The Birlasoft transaction expanded the Company’s end-to-end capabilities for its clients in the healthcare and aviation industries. The Fiserv transaction strengthened the Company’s financial services portfolio and expanded its Australia footprint. The Lease Dimensions acquisition enhanced the Company’s capabilities in commercial lending and leasing.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2017 and June 30, 2018 are set out in the table below:

	As of December 31,	As of June 30,
	2017	2018
Cash and other bank balances	504,468	333,903
Total	$504,468	$333,903

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31, 2017	Six months ended June 30, 2018
Opening balance as of January 1	$15,519	$23,660
Additions due to acquisitions	235	—
Additions charged/reversal released to cost and expense	9,819	1,347
Deductions/effect of exchange rate fluctuations	(1,913)	(617)
Closing balance	$23,660	$24,390

Accounts receivable were $716,745 and $715,737, and reserves for doubtful receivables were $23,660 and $24,390, resulting in net accounts receivable balances of $693,085 and $691,347 as of December 31, 2017 and June 30, 2018, respectively. In addition, accounts receivable due after one year amounting to $1,624 and $3,880 as of December 31, 2017 and June 30, 2018, respectively, are included under other assets in the consolidated balance sheets.

Accounts receivable from related parties were $36 and $183 as of December 31, 2017 and June 30, 2018, respectively.  There are no doubtful receivables in amounts due from related parties.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2017 and June 30, 2018:

	As of December 31, 2017
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$73,098	$—	$73,098	$—
Total	$73,098	$—	$73,098	$—
Liabilities
Earn-out consideration (Note b, d)	$24,732	$—	$—	$24,732
Derivative instruments (Note b, c)	$18,188	$—	$18,188	$—
Total	$42,920	$—	$18,188	$24,732
Redeemable non-controlling interest (Note e)	$4,750	$—	$—	$4,750

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

	As of June 30, 2018
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$32,095	$—	$32,095	$—
Total	$32,095	$—	$32,095	$—
Liabilities
Earn-out consideration (Note b, d)	$23,609	$—	$—	$23,609
Derivative instruments (Note b, c)	$49,378	$—	$49,378	$—
Total	$72,987	$—	$49,378	$23,609

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.
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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2017 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2018	2017	2018
Opening balance	$21,262	$23,900	$22,435	$24,732
Earn-out consideration payable in connection with acquisitions	—	—	2,320	—
Payments made on earn-out consideration	(275)	—	(1,482)	(1,476)
Change in fair value of earn-out consideration (Note a)	1,713	(650)	(1,425)	(633)
Others (Note b)	574	359	1,426	986
Ending balance	$23,274	$23,609	$23,274	$23,609

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

(a) Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

(b) Others is comprised of interest expense included in “interest income (expense), net” and the impact of changes in foreign exchange reported in “foreign exchange gains (losses), net” in the consolidated statements of income. This change also includes a cumulative translation adjustment reported as a component of other comprehensive income (loss).

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows and interest rate. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 54 months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,289,400	$1,255,200	$54,398	$(28,423)
United States Dollars (sell) Mexican Peso (buy)	9,000	6,000	(441)	(72)
United States Dollars (sell) Philippines Peso (buy)	76,650	58,250	69	(3,309)
Euro (sell) United States Dollars (buy)	170,542	134,950	(2,069)	3,715
Pound Sterling (buy) United States Dollars (sell)	24,041	27,675	253	(1,333)
Euro (sell) Romanian Leu (buy)	35,826	20,929	(892)	(267)
Japanese Yen (sell) Chinese Renminbi (buy)	60,768	47,243	1,918	(418)
Pound Sterling (sell) United States Dollars (buy)	80,871	54,194	(2,478)	(460)
Australian Dollars (sell) United States Dollars (buy)	136,092	102,782	(5,180)	1,435
Interest rate swaps (floating to fixed)	432,117	419,771	9,332	11,849
			54,910	(17,283)

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018
Assets
Prepaid expenses and other current assets	$43,557	$18,782	$4,635	$1,655
Other assets	$24,906	$11,658	$—	$—
Liabilities
Accrued expenses and other current liabilities	$10,092	$16,099	$254	$8,661
Other liabilities	$7,842	$24,618	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended June 30,						Six months ended June 30,
	2017			2018			2017			2018
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$67,674	$(25,334)	$42,340	$26,357	$(6,931)	$19,426	$37,461	$(13,979)	$23,482	$50,529	$(14,436)	$36,093
Adoption of ASU 2018-02 (refer to note 24)	—	—	—	—	—	—	—	—	—	—	2,265	2,265
Net gains (losses) reclassified into statement of income on completion of hedged transactions	15,505	(5,667)	9,838	4,282	(760)	3,522	24,800	(9,099)	15,701	12,561	(2,376)	10,185
Changes in fair value of effective portion of outstanding derivatives, net	(2)	229	227	(32,352)	7,995	(24,357)	39,506	(14,558)	24,948	(48,245)	11,619	(36,626)
Gain (loss) on cash flow hedging derivatives, net	(15,507)	5,896	(9,611)	(36,634)	8,755	(27,879)	14,706	(5,459)	9,247	(60,806)	13,995	(46,811)
Closing balance	$52,167	$(19,438)	$32,729	$(10,277)	$1,824	$(8,453)	$52,167	$(19,438)	$32,729	$(10,277)	$1,824	$(8,453)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The Company’s gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)					Amount of Gain (Loss) reclassified
	recognized in OCI on				Location of Gain (Loss)	from OCI into Statement of Income
Derivatives in	Derivatives (Effective Portion)				reclassified	(Effective Portion)
Cash Flow	Three months ended		Six months ended		from OCI into	Three months ended		Six months ended
Hedging	June 30,		June 30,		Statement of Income	June 30,		June 30,
Relationships	2017	2018	2017	2018	(Effective Portion)	2017	2018	2017	2018
Forward foreign exchange contracts	$1,615	$(33,541)	$40,911	$(52,220)	Revenue	$2,266	$(1,295)	$6,026	$(2,769)
Interest rate swaps	(1,617)	1,189	(1,405)	3,975	Cost of revenue	10,419	3,678	14,989	10,948
					Selling, general and administrative expenses	2,907	$991	4,155	2,925
					Interest expense	(87)	908	(370)	1,457
	$(2)	$(32,352)	$39,506	$(48,245)		$15,505	$4,282	$24,800	$12,561

There are no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and six months ended June 30, 2017 and 2018, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2017	2018	2017	2018
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$1,203	$(12,541)	$10,113	$(16,829)
		$1,203	$(12,541)	$10,113	$(16,829)

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of June 30,
	2017	2018
Advance income and non-income taxes	$51,832	$76,368
Deferred transition costs	62,029	—
Contract asset (Note 19)	—	14,454
Customer acquisition cost	19,327	—
Prepaid expenses	16,944	28,793
Derivative instruments	48,192	20,437
Employee advances	5,014	3,425
Deposits	4,719	7,783
Advances to suppliers	2,705	5,668
Others	25,580	50,406
	$236,342	$207,334

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31,	As of June 30,
	2017	2018
Property, plant and equipment, gross	$666,031	$656,348
Less: Accumulated depreciation and amortization	(459,001)	(453,679)
Property, plant and equipment, net	$207,030	$202,669

Depreciation expense on property, plant and equipment for the six months ended June 30, 2017 and 2018 was $21,212 and $24,634, respectively, and for the three months ended June 30, 2017 and 2018 was $9,983 and $12,360, respectively.  Computer software amortization for the six months ended June 30, 2017 and 2018 amounted to $5,406 and $5,573, respectively, and for the three months ended June 30, 2017 and 2018 amounted to $2,727 and $ 2,760, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(694) and $(502) for the six months ended June 30, 2017 and 2018, respectively and $(466) and $(162) for the three months ended June 30, 2017 and 2018, respectively.

  During the three months ended June 30, 2018, the Company tested for recoverability a group of assets, comprised of computer software and a technology-related intangible asset, as a result of the termination of related customer contracts. Based on the results of its testing, the Company determined that the carrying value of the group of assets was not recoverable and the Company recorded a complete write-down of the carrying value of $850. This write-down has been recorded in other operating (income) expenses, net in the consolidated statement of income and has been allocated to computer software and technology-related intangible assets, amounting to $512 and $338, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2017 and six months ended June 30, 2018:

	As of December 31,	As of June 30,
	2017	2018
Opening balance	$1,069,408	$1,337,122
Goodwill relating to acquisitions consummated during the period	229,745	—
Impact of measurement period adjustments	(106)	254
Effect of exchange rate fluctuations	38,075	(26,015)
Closing balance	$1,337,122	$1,311,361

The total amount of goodwill deductible for tax purposes was $120,617 and $130,160 as of December 31, 2017 and June 30, 2018, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2017			As of June 30, 2018
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$369,173	$293,029	$76,144	$358,968	$296,603	$62,365
Marketing-related intangible assets	52,443	39,212	13,231	51,699	41,063	10,636
Technology-related intangible assets	54,189	28,278	25,911	55,826	33,628	22,198
Other intangible assets	3,081	2,314	767	2,315	1,917	398
Intangible assets under development	15,537	-	15,537	25,027	-	25,027
	494,423	362,833	$131,590	$493,835	$373,211	$120,624

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of acquired intangible assets for the six months ended June 30, 2017 and 2018 were $15,629 and $19,762, respectively, and for the three months ended June 30, 2017 and 2018 were $8,387 and $9,826, respectively.

Amortization expenses for technology-related, internally-developed intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the six months ended June 30, 2017, and 2018 were $0, and $ 890, respectively, and for the three months ended June 30, 2017 and 2018 were $0, and $490 , respectively.

Amortization expenses for the technology-related internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $0 and $(14) for the six months ended June 30, 2017 and 2018, respectively, and $0 and $(5) for the three months ended June 30, 2017 and 2018, respectively.

The Company recorded a write-down to a technology-related intangible asset during the three months ended June 30, 2018, as described in note 9.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2017 and June 30, 2018, the limits available were $15,064 and $14,486, respectively, of which $7,900 and $7,588 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $350,000, which the Company obtained in June 2015 as described in note 12. As of December 31, 2017 and June 30, 2018, a total of $170,978 and $217,098 respectively, was utilized, of which $170,000 and $215,000, respectively, constituted funded drawdown and $978 and $2,098, respectively, constituted non-funded drawdown. The revolving facility expires in June 2020. The funded drawdown amount bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum as of December 31, 2017 and June 30, 2018. The unutilized amount on the revolving facility bore a commitment fee of 0.25% as of December 31, 2017 and June 30, 2018. The credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the six months ended June 30, 2018, the Company was in compliance with the financial covenants.

12. Long-term debt

In June 2015, the Company refinanced its 2012 credit facility through a new credit facility comprised of an $800,000 term loan and a $350,000 revolving credit facility. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.50% per annum or a base rate plus an applicable margin equal to 0.50% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and then current credit rating, the applicable interest rate is equal to LIBOR plus 1.50% per annum. The credit agreement contains certain customary covenants, and during the six months ended June 30, 2018, the Company was in compliance with the financial covenants of the credit agreement.

As of December 31, 2017 and June 30, 2018, the amount outstanding under the term loan, net of debt amortization expense of $1,848 and $1,459, was $698,152 and $678,541, respectively. As of December 31, 2017 and June 30, 2018, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum based on the Company’s election and current credit rating. Indebtedness under the refinanced facility is unsecured. The amount outstanding on the term loan as of June 30, 2018 requires quarterly payments of $10,000, and the balance of the loan is due and payable upon the maturity of the term loan on June 30, 2020.

The maturity profile of the term loan outstanding as of June 30, 2018, net of debt amortization expense, is as follows:

Year ended	Amount
2018	19,616
2019	39,272
2020	619,653
Total	$678,541

In March 2017, Genpact Luxembourg S.à r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519, net of an underwriting fee of $1,481. The issuance was fully guaranteed by the Company. In connection with the offering, the Company incurred other debt issuance costs of $1,161. The total debt issuance cost of $2,642 is being amortized over the life of the notes as additional interest expense. As of December 31, 2017 and June 30, 2018, the amount outstanding under the notes, net of debt amortization expense of $2,239 and $1,978, was $347,761 and $348,022 respectively, which is payable on April 1, 2022. The Issuer will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option,

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes

12. Long-term debt (Continued)

redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets, and during the six months ended June 30, 2018, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%. In connection with the 3.70% senior notes private offering, the Issuer and the Company entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which the Issuer and the Company agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended.

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of June 30,
	2017	2018
Accrued expenses	$204,997	$169,986
Accrued employee cost	204,506	131,085
Earn-out consideration	14,928	17,938
Statutory liabilities	36,283	30,556
Retirement benefits	21,074	21,272
Derivative instruments	10,346	24,760
Advance from customers	25,476	—
Contract liabilities (Note 19)	—	74,682
Deferred transition revenue	52,233	—
Other liabilities	13,093	11,529
Capital lease obligations	1,546	1,433
	$584,482	$483,241

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of June 30,
	2017	2018
Accrued employee cost	$14,020	$10,133
Earn-out consideration	9,804	5,671
Retirement benefits	40,520	43,726
Derivative instruments	7,842	24,618
Advance from customers	790	—
Contract liabilities (Note 19)	—	54,621
Deferred transition revenue	70,900	—
Others	22,069	21,494
Capital lease obligations	2,664	2,095
	$168,609	$162,358

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

Net defined benefit plan costs for the three and six months ended June 30, 2017 and 2018 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Service costs	$1,857	$2,058	$3,577	$4,053
Interest costs	793	939	1,527	1,934
Amortization of actuarial loss	227	235	432	555
Expected return on plan assets	(539)	(744)	(1,031)	(1,480)
Net defined benefit plan costs	$2,338	$2,488	$4,505	$5,062

On January 1, 2018, the Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The service cost is recognized within cost of revenue and selling, general and administrative expenses, depending on the functional area of the underlying employees included in the plans, and the non-operating components of net benefit plan costs are included within other income (expense), net in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Defined contribution plans

During the three and six months ended June 30, 2017 and 2018, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
India	$5,566	$6,061	$10,783	$12,005
U.S.	2,640	2,359	6,920	6,958
U.K.	2,354	3,187	4,074	5,324
China	3,740	4,408	7,568	8,802
Other regions	948	1,172	2,077	2,332
Total	$15,248	$17,187	$31,422	$35,421

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

On May 9, 2017, the Company’s shareholders approved the adoption of the Genpact Limited 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”), pursuant to which 15,000,000 Company common shares are available for issuance. No grants may be made under the 2007 Omnibus Plan after the date of adoption of the 2017 Omnibus Plan.  Grants that were outstanding under the 2007 Omnibus Plan as of the date of Company’s adoption of the 2017 Omnibus Plan remain subject to the terms of the 2007 Omnibus Plan.

Stock-based compensation costs relating to the foregoing plans during the six months ended June 30, 2017 and June 30, 2018 were $12,078 and $18,343, respectively, and for the three months ended June 30, 2017 and 2018 were $7,233 and $10,746, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

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

The following table shows the significant assumptions used in determining the fair value of options granted in the six months ended June 30, 2017 and June 30, 2018.

	Six months ended June 30, 2017	Six months ended June 30, 2018
Dividend yield	0.97%	0.95% - 0.99%
Expected life (in months)	84	84
Risk-free rate of interest	2.25%	2.67%-2.93%
Volatility	24.28%	22.67%-22.73%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the six months ended June 30, 2018 is set out below:

	Six months ended June 30, 2018
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2018	5,134,645	$19.52	5.6	$—
Granted	2,568,106	30.49	—	—
Forfeited	(70,000)	27.65	—	—
Expired	—	—	—	—
Exercised	(366,382)	16.95	—	4,389
Outstanding as of June 30, 2018	7,266,369	$23.45	6.8	$43,836
Vested as of June 30, 2018 and expected to vest thereafter (Note a)	7,082,892	$23.34	6.8	$43,429
Vested and exercisable as of June 30, 2018	3,388,264	$17.61	4.2	$38,347
Weighted average grant date fair value of grants during the period	$8.33

  (a) Options expected to vest reflect an estimated forfeiture rate.

As of June 30, 2018, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $25,160, which will be recognized over the weighted average remaining requisite vesting period of 4.4 years.

Restricted share units

The Company has granted restricted share units, or RSUs, under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the six months ended June 30, 2018 is set out below:

	Six months ended June 30, 2018
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	1,605,251	$26.17
Granted	79,562	29.51
Vested (Note a)	(202,251)	25.12
Forfeited	(116,004)	26.18
Outstanding as of June 30, 2018	1,366,558	$26.52
Expected to vest (Note b)	1,203,082

(a)

149,376 RSUs that vested during the period were net settled upon vesting by issuing 104,365 shares (net of minimum statutory tax withholding). 52,875 RSUs vested in the year ended December 31, 2017, shares in respect of which will be issuable on December 31, 2018 after withholding shares to the extent of minimum statutory withholding taxes.

(b)	The number of RSUs expected to vest reflects an estimated forfeiture rate.

52,482 RSUs vested in the year ended December 31, 2016, in respect of which 52,055 shares were issued during the six months ended June 30, 2018 after withholding shares to the extent of minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of June 30, 2018, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $22,709, which will be recognized over the weighted average remaining requisite vesting period of 2.4 years.

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

A summary of PU activity during the six months ended June 30, 2018 is set out below:

	Six months ended June 30, 2018
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2018	2,900,940	$24.40	2,900,940
Granted	1,642,740	30.64	3,285,480
Vested (Note a)	(1,087,751)	22.73	(1,087,751)
Forfeited	(186,279)	25.24	(186,279)
Adjustment upon final determination of level of performance goal achievement (Note b)	(4,780)	25.22
Adjustment upon final determination of level of performance goal achievement (Note b)			(4,780)
Outstanding as of June 30, 2018	3,264,870	$28.05	4,907,610
Expected to vest (Note c)	2,681,322

(a)	PUs that vested during the period were net settled upon vesting by issuing 691,958 shares (net of minimum statutory tax withholding).
(b)	Represents an adjustment made in March 2018 to the number of shares subject to the PUs granted in 2017 upon certification of the level of achievement of the performance targets underlying such awards.
(c)	The number of PUs expected to vest has been adjusted by an estimated forfeiture rate.

As of June 30, 2018, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $56,414, which will be recognized over the weighted average remaining requisite vesting period of 2.3 years.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

Employee Stock Purchase Plan (ESPP)

On May 1, 2008, the Company adopted the Genpact Limited U.S. Employee Stock Purchase Plan and the Genpact Limited International Employee Stock Purchase Plan (together, the “ESPP”). In April 2018, these plans were amended and restated, and their terms were extended to August 31, 2028.

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

During the six months ended June 30, 2017 and 2018, 100,357 and 114,951 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the six months ended June 30, 2017 and 2018 was $273 and $381, respectively, and for the three months ended June 30, 2017 and 2018 was $132 and $191 respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

17. Capital stock

Share repurchases

As of December 31, 2016, the Company’s board of directors (the “Board”) had authorized the Company to repurchase up to $750,000 in value of the Company’s common shares under its existing share repurchase program. On February 10, 2017 the Board approved up to an additional $500,000 in share repurchases, bringing the total authorization under the Company’s existing program to $1,250,000. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

During the six months ended June 30, 2017 and June 30, 2018, the Company also purchased 808,293 and 4,114,882 of its common shares, respectively, on the open market at a weighted average price of $24.48 and $31.62 per share, respectively, for an aggregate cash amount of $19,784 and $130,103, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2017 and June 30, 2018, $16 and $82, respectively, was deducted from retained earnings in direct costs related to share repurchases.

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

On February 12, 2018, the Company announced that its Board of Directors had approved a 25% increase in its quarterly cash dividend to $0.075 per share, up from $0.06 per share in 2017, representing a planned annual dividend of $0.30 per common share, up from $0.24 per share in 2017, payable to holders of the Company’s common shares. On March 21, 2018 and June 20, 2018, the Company paid dividends of $0.075 per share, amounting to $14,408 and $14,240 in the aggregate, to shareholders of record as of March 9, 2018 and June 8, 2018, respectively.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,127,185 and 1,465,442 for the six months ended June 30, 2017 and 2018, respectively, and 1,251,323 and 2,270,885 for the three months ended June 30, 2017 and 2018, respectively.

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Net income available to Genpact Limited common shareholders	$68,946	$64,574	$122,284	$129,269
Weighted average number of common shares used in computing basic earnings per common share	191,469,593	190,132,664	195,269,561	191,474,645
Dilutive effect of stock-based awards	2,262,813	3,233,310	2,924,611	3,352,627
Weighted average number of common shares used in computing dilutive earnings per common share	193,732,406	193,365,974	198,194,172	194,827,272
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.36	$0.34	$0.63	$0.68
Diluted	$0.36	$0.33	$0.62	$0.66

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues

Disaggregation of revenue

In the following tables, the Company’s revenue is disaggregated by customer classification, service type, major industrial vertical and location of service delivery center.

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
GE	$63,192	$65,444	$132,446	$123,493
Global Clients	607,505	663,117	1,161,246	1,293,980
Total net revenues	$670,697	$728,561	$1,293,692	$1,417,473

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Business process outsourcing	$556,227	$605,911	$1,067,510	$1,179,972
Information technology services	114,470	122,650	226,182	237,501
Total net revenues	$670,697	$728,561	$1,293,692	$1,417,473

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Banking, financial services and insurance	$269,295	$280,290	$507,583	$554,413
Consumer goods, retail, life sciences and healthcare	205,814	208,546	401,537	408,174
High tech, manufacturing and services	195,588	239,725	384,572	454,886
Total net revenues	$670,697	$728,561	$1,293,692	$1,417,473

         The Company has reclassified the disaggregation of its revenue to reflect how the Company groups its clients into key industry verticals. Revenue from prior periods is also presented based on the classifications used in the current period.

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
India	$412,323	$464,922	$823,378	$854,056
Asia, other than India	70,747	78,230	137,409	157,691
North and Latin America	109,016	151,840	194,058	304,120
Europe	78,611	33,569	138,847	101,606
Total net revenues	$670,697	$728,561	$1,293,692	$1,417,473

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues (Continued)

Contract balances

Accounts receivable include amounts for services that the Company has performed but for which payment has not been received. The Company typically follows a 30-day billing cycle and, as such, at any point in time may have accrued up to 30 days of revenues that have not been billed. The Company has determined that in instances where the timing of revenue recognition differs from the timing of invoicing, the related contracts generally do not include a significant financing component. Refer to note 5 for details on the Company’s accounts receivable and reserve for doubtful receivables.

The following table provides details of the Company’s contract liabilities:

	Three months ended June 30, 2018		Six months ended June 30, 2018
Particulars	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue
Opening balance	$34,570	$102,428	$26,266	$101,785
Impact of opening balance offset	—	$24,427	—	$21,348
Gross opening balance	$34,570	$126,855	$26,266	$123,133
Additions	5,488	18,375	16,736	32,711
Revenue recognized	(8,959)	(21,752)	(11,903)	(32,356)
Currency translation adjustments	(758)	(781)	(758)	(791)
Gross closing balance	$30,341	$122,697	$30,341	$122,697
Impact of offset with contract asset	—	(23,735)	—	(23,735)
Closing balance (Note a)	$30,341	$98,962	$30,341	$98,962

(a) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of June 30, 2018:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$99,666	44,970	45,059	9,220	417

The Company has applied the practical expedient related to contract duration and has not disclosed information about remaining performance obligations that have original expected durations of one year or less.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues (Continued)

The following table provides details of the Company’s contract assets:

Particulars	Three months ended June 30, 2018	Six months ended June 30, 2018
Opening balance	$48,303	$43,366
Impact of opening balance offset	24,427	21,348
Gross opening balance	$72,730	$64,714
Additions	5,428	19,518
Reduction in revenue recognized	(12,752)	(18,826)
Gross closing balance	$65,406	$65,406
Impact of offset with contract liability	(23,735)	(23,735)
Closing balance (Note b)	$41,671	$41,671

(b) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

The following table provides details of the Company’s contract cost assets:

	Three months ended June 30, 2018		Six months ended June 30, 2018
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$23,271	$139,164	$23,227	$139,284
Closing balance	24,808	137,370	24,808	137,370
Amortization	3,604	23,321	6,843	34,900

20. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Personnel expenses	$284,557	$322,799	$553,746	$632,931
Operational expenses	119,589	127,109	222,305	248,466
Depreciation and amortization	10,362	12,990	21,794	25,825
	$414,508	$462,898	$797,845	$907,222

21. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Personnel expenses	$122,543	$126,626	$245,112	$254,694
Operational expenses	42,867	46,920	78,680	87,309
Depreciation and amortization	2,348	2,620	4,824	5,272
	$167,758	$176,166	$328,616	$347,275

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

22. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Other operating (income) expense	$(2,628)	$(51)	$(7,028)	$(286)
Provision for impairment of intangible assets and property, plant and equipment	-	850	-	850
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	1,713	(650)	$(1,425)	$(633)
Other operating (income) expense, net	$(915)	$149	$(8,453)	$(69)

23. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Interest income	$863	$1,774	$1,994	$5,144
Interest expense	(10,713)	(12,181)	(17,337)	(23,651)
Interest income (expense), net	$(9,850)	$(10,407)	$(15,343)	$(18,507)

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

The Company’s estimate of transition tax on mandatory repatriation introduced under the Tax Act was provisional as of December 31, 2017 and remains provisional as of June 30, 2018 based on information available as of June 30, 2018. The Company has not recorded any tax liability for transition tax as of December 31, 2017 and June 30, 2018 pending the calculation of the earnings and profit pool of its controlled foreign corporations. The Company will recognize any changes to provisional amounts as it refines its estimates and interpretations of the application of the Tax Act. The Company expects to complete its analysis of the provisional items during the second half of 2018. The effects of other provisions of the Tax Act are not expected to have a material impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2018.

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

As of December 31, 2017, due to a reduction in the U.S. federal corporate income tax rate under the Tax Act, the Company revalued its net deferred tax assets, including deferred tax liabilities recorded through AOCI. Based on this revaluation, the Company recorded a tax gain of $2,265 relating to derivatives, reducing its net deferred tax liability balance, which was recorded as an income tax benefit in continuing operations for the year ended December 31, 2017.

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

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2018 to June 30, 2018:

2018
Opening balance at January 1	$26,060
Increase related to prior year tax positions, including recorded in acquisition accounting	231
Decrease related to prior year tax positions	(234)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(479)
Effect of exchange rate changes	(1,142)
Closing balance at June 30	$24,436

The Company’s unrecognized tax benefits as of June 30, 2018 include an amount of $23,254, which, if recognized, would impact the effective tax rate. As of June 30, 2018 and December 31, 2017, the Company had accrued approximately $4,634 and $4,614, respectively, in interest relating to unrecognized tax benefits. During the year ended December 31, 2017 and the six months ended June 30, 2018, the company recognized approximately $(224) and $345, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2017 and June 30, 2018, the Company had accrued approximately $1,033 and $951, respectively, for penalties.

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

During the six months ended June 30, 2017 and 2018, the Company recognized net revenues of $187 and $439, respectively, and for three months ended June 30, 2017 and 2018, the Company recognized net revenues of $104 and $135 respectively, from a client that is a significant shareholder of the Company.

During the six months ended June 30, 2017, the Company recognized net revenues of $5,400, and during the three months ended June 30, 2017, the Company recognized net revenues of $2,189, from a client that was a non-consolidating affiliate of the Company.

Cost of revenue

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the six months ended June 30, 2017 and 2018, cost of revenue includes an amount of $909 and $449, respectively, and for the three months ended June 30, 2017 and 2018, cost of revenue includes an amount of $335 and $258, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the six months ended June 30, 2017 and 2018, selling, general and administrative expenses include an amount of $148 and $90, respectively, the three months ended June 30, 2017 and 2018, selling, general and administrative expenses include an amount of $54 and $41, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the three and six months ended June 30, 2017 and 2018, the Company engaged a significant shareholder to provide certain services to the Company, the costs of which are included in selling, general and administrative expenses. For the six months ended June 30, 2017 and 2018, selling, general and administrative expenses include an amount of $45 and $10, respectively, and for the three months ended June 30, 2017 and 2018, selling, general and administrative expenses include an amount of $45 and $0, respectively.

Investment in equity affiliates

During the six months ended June 30, 2017, the Company invested $496 in its non-consolidating affiliates.

During the three and six months ended June 30, 2017, the Company recorded a charge of $28 and $2,849 related to an investment in one of its non-consolidating affiliates. This charge was included in equity-method investment activity, net in the Company’s consolidated statement of income.

As of December 31, 2017 and June 30, 2018, the Company’s investments in its non-consolidating affiliates amounted to $886 and $834, respectively.

Others

During the six months ended June 30, 2017, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $477, and for the three months ended June 30, 2017, such cost reimbursements amounted to $239.

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

26. Other Income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Government incentives	$11,882	$10,196	$11,882	$25,696
Other income/(expense)	(322)	(448)	231	(398)
Other Income (expense), net	$11,560	$9,748	$12,113	$25,298

27. Commitments and contingencies

Capital commitments

As of December 31, 2017 and June 30, 2018, the Company has committed to spend $8,314 and $15,636, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $8,879 and $9,686 as of December 31, 2017 and June 30, 2018, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

Other commitments

Certain units of our Indian subsidiaries are established as Software Technology Parks of India (“STPI”) units or Special Economic Zone (“SEZ”) units under the relevant regulations issued by the Government of India.  These units are exempt from customs and central excise duties, and other levies on imported and indigenous capital goods, stores and spares, and service tax on services.  SEZ units are also exempt from the goods and services tax (“GST”) that was introduced in India in 2017.  The Company has undertaken to pay taxes and duties, if any, in respect of capital goods, stores, spares and services consumed duty-free, in the event that certain terms and conditions are not fulfilled.

28. Subsequent Events

Acquisition

On July 16, 2018, the Company signed a definitive agreement to acquire the outstanding equity interests in Barkawi Management Consultants GmbH & Co. KG and certain related entities (collectively referred to as “Barkawi”) for estimated cash consideration of $100,090, subject to certain adjustments. The closing of the transaction is subject to certain customary closing conditions. Barkawi is a leading supply chain management consulting business.

Dividend

On July 25, 2018, the Company announced that its Board of Directors has declared a dividend for the third quarter of 2018 of $0.075 per common share, which will be paid on or about September 19, 2018 to shareholders of record as of the close of business on September 10, 2018. The declaration of any future dividends will be at the discretion of the Board of Directors.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Credit Facility

On August 9, 2018, the Company refinanced its 2015 credit facility with certain amended terms and net settled the outstanding borrowings of $910,000 through a new credit facility comprised of a $680,000 term loan and a $500,000 revolving credit facility, each having a term of five years. Borrowings under the new facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum.

29. Guarantor financial information

In March 2017, the Issuer issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering. See Note 12 for additional information. The issuance is fully and unconditionally guaranteed by the Company. The Company has prepared the following condensed consolidating financial statements, which set forth consolidated financial statements of the Issuer, the Company as parent guarantor and the non-guarantor subsidiaries of the company, as well as intercompany elimination adjustments relating to intercompany transactions. Investments in subsidiaries have been accounted for using the equity method.

29. Guarantor financial information (continued)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Condensed Consolidating Balance Sheet

	As of June 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,326	$576	$329,001	$—	$333,903
Accounts receivable intercompany, net	88,551	—	—	(88,551)	—
Accounts receivable, net	—	—	691,347	—	691,347
Intercompany loans	323,168	1,000	1,714,063	(2,038,231)	—
Intercompany other receivable	10,106	86,960	106,318	(203,384)	—
Prepaid expenses and other current assets	-	2,003	205,331	—	207,334
Total current assets	$426,151	$90,539	$3,046,060	$(2,330,166)	$1,232,584
Property, plant and equipment, Net	313	—	202,356	—	202,669
Intercompany loans	—	—	500,000	(500,000)	—
Deferred tax assets	—	—	88,278	—	88,278
Investment in subsidiaries	402,500	2,900,132	507,630	(3,810,262)	—
Investment in equity affiliates	—	—	834	—	834
Investment in debentures, intercompany	582,845	—	—	(582,845)	—
Intercompany other receivable	—	60,391	—	(60,391)	—
Intangible assets, net	—	—	120,624	—	120,624
Goodwill	—	—	1,311,361	—	1,311,361
Contract cost assets	—	—	162,178	—	162,178
Other assets	—	—	147,550	—	147,550
Total assets	$1,411,809	$3,051,062	$6,086,871	$(7,283,664)	$3,266,078

Liabilities and equity
Current liabilities
Short-term borrowings	$—	$—	$215,000	$—	$215,000
Intercompany loans	16,026	1,758,537	263,668	(2,038,231)	—
Current portion of long-term debt	—	—	39,249	—	39,249
Accounts payable	81	11	20,850	—	20,942
Intercompany accounts payable	—	—	88,551	(88,551)	—
Income taxes payable	692	(377)	54,198	—	54,513
Intercompany other payable	31,257	75,209	96,918	(203,384)	—
Accrued expenses and other current liabilities	7,765	4,353	471,123	—	483,241
Total current liabilities	$55,821	$1,837,733	$1,249,557	$(2,330,166)	$812,945
Long-term debt, less current portion	348,022	—	639,292	—	987,314
Deferred tax liabilities	—	—	7,036	—	7,036
Intercompany other payable	—	—	60,391	(60,391)	—
Non-current intercompany loans payable	500,000	—	582,848	(1,082,848)	—
Other liabilities	336	151	161,871	—	162,358
Total liabilities	$904,179	$1,837,884	$2,700,995	$(3,473,405)	$1,969,653

Redeemable non-controlling interest	—	—	—	—	—
Shareholders' equity
Common stock	28	1,894	190,000	(190,027)	1,895
Additional paid-in capital	574,698	1,438,071	1,110,610	(1,685,307)	1,438,072
Retained earnings	65,278	254,875	2,509,035	(2,491,068)	338,120
Accumulated other comprehensive income (loss)	(132,374)	(481,662)	(423,769)	556,143	(481,662)
Total equity	507,630	1,213,178	3,385,876	(3,810,259)	1,296,425
Commitments and contingencies	—	—	—	—	—
Total liabilities, redeemable non-controlling interest and equity	$1,411,809	$3,051,062	$6,086,871	$(7,283,664)	$3,266,078

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,507	$2,136	$497,825	$—	$504,468
Accounts receivable intercompany, net	82,935	—	—	(82,935)	—
Accounts receivable, net	—	—	693,085	—	693,085
Intercompany loans	194,854	—	1,620,537	(1,815,391)	—
Intercompany other receivable	25,343	82,631	89,189	(197,163)	—
Prepaid expenses and other current assets	311	1,276	234,755	—	236,342
Total current assets	$307,950	$86,043	$3,135,391	$(2,095,489)	$1,433,895
Property, plant and equipment, net	391	—	206,639	—	207,030
Intercompany loans	—	—	500,000	(500,000)	—
Deferred tax assets	—	—	76,929	—	76,929
Investment in subsidiaries	426,410	2,864,386	529,179	(3,819,975)	—
Investment in equity affiliates	—	—	886	—	886
Investment in debentures, intercompany	717,909	—	—	(717,909)	—
Intercompany other receivable	—	49,761	—	(49,761)	—
Intangible assets, net	—	—	131,590	—	131,590
Goodwill	—	—	1,337,122	—	1,337,122
Other assets	—	—	262,169	—	262,169
Total assets	$1,452,660	$3,000,190	$6,179,905	$(7,183,134)	$3,449,621

Liabilities and equity
Current liabilities
Short-term borrowings	$—	$—	$170,000	$—	$170,000
Intercompany loans	38,000	1,597,537	179,854	(1,815,391)	—
Current portion of long-term debt	—	—	39,226	—	39,226
Accounts payable	103	58	14,889	—	15,050
Intercompany accounts payable	—	—	82,935	(82,935)	—
Income taxes payable	885	—	29,141	—	30,026
Intercompany other payable	29,526	59,266	108,371	(197,163)	—
Accrued expenses and other current liabilities	5,995	2,390	576,097	—	584,482
Total current liabilities	$74,509	$1,659,251	$1,200,513	$(2,095,489)	$838,784
Long-term debt, less current portion	347,761	—	658,926	—	1,006,687
Deferred tax liabilities	—	—	6,747	—	6,747
Intercompany other payable	—	—	49,761	(49,761)	—
Non-current intercompany loans payable	500,000	—	717,909	(1,217,909)	—
Other liabilities	1,211	153	167,245	—	168,609
Total liabilities	$923,481	$1,659,404	$2,801,101	$(3,363,159)	$2,020,827

Redeemable non-controlling interest	—	—	4750	—	4750
Shareholders' equity
Common stock	—	1,924	189,649	(189,649)	1,924
Additional paid-in capital	575,890	1,421,354	1,107,383	(1,683,259)	1,421,368
Retained earnings	(12,277)	272,738	2,504,580	(2,409,059)	355,982
Accumulated other comprehensive income (loss)	(34,434)	(355,230)	(427,558)	461,992	(355,230)
Total equity	529,179	1,340,786	3,374,054	(3,819,975)	1,424,044
Commitments and contingencies	—	—	—	—	—
Total liabilities, redeemable non-controlling interest and equity	$1,452,660	$3,000,190	$6,179,905	$(7,183,134)	$3,449,621

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Three months ended June 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$12,119	$—	$731,024	$(14,582)	$728,561
Cost of revenue	—	—	462,898	—	462,898
Gross profit	$12,119	$—	$268,126	$(14,582)	$265,663

Operating expenses:
Selling, general and administrative expenses	2,378	10,270	178,100	(14,582)	176,166
Amortization of acquired intangible assets	48	—	9,778	—	9,826
Other operating (income) expense, net	—	—	149	—	149
Income (loss) from operations	$9,693	$(10,270)	$80,099	$-	$79,522
Foreign exchange gains (losses), net	208	281	2,316	—	2,805
Interest income (expense), net	(3,489)	—	(6,918)	—	(10,407)
Intercompany interest income (expense), net	19,583	(4,068)	(15,515)	—	—
Other income (expense), net	—	—	9,748	—	9,748
Income (loss) before equity-method investment activity, net and income tax expense	$25,995	$(14,057)	$69,730	$-	$81,668
Gain (loss) on equity-method investment activity, net	3,588	78,631	27,987	(110,221)	(15)
Income before income tax expense	$29,583	$64,574	$97,717	$(110,221)	$81,653
Income tax expense	1,596	—	15,483	—	17,079
Net income	$27,987	$64,574	$82,234	$(110,221)	$64,574
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—
Net income attributable to Genpact Limited shareholders	$27,987	$64,574	$82,234	$(110,221)	$64,574

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Six months ended June 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$24,058	$—	$1,417,473	$(24,058)	$1,417,473
Cost of revenue	—	—	907,222	—	907,222
Gross profit	$24,058	$—	$510,251	$(24,058)	$510,251

Operating expenses:
Selling, general and administrative expenses	4,001	11,762	355,636	(24,124)	347,275
Amortization of acquired intangible assets	48	—	19,714	—	19,762
Other operating (income) expense, net	17	—	(86)	—	(69)
Income (loss) from operations	$19,992	$(11,762)	$134,987	$66	$143,283
Foreign exchange gains (losses), net	1,161	502	5,940	—	7,603
Interest income (expense), net	(6,978)	—	(11,529)	—	(18,507)
Intercompany interest income (expense), net	40,125	(7,303)	(32,822)	—	—
Other income (expense), net	—	—	25,298	—	25,298
Income (loss) before equity-method investment activity, net and income tax expense	$54,300	$(18,563)	$121,874	$66	$157,677
Gain (loss) on equity-method investment activity, net	11,030	147,832	62,045	(220,922)	(15)
Income before income tax expense	$65,330	$129,269	$183,919	$(220,856)	$157,662
Income tax expense	3,287	—	25,867	—	29,154
Net income	$62,043	$129,269	$158,052	$(220,856)	$128,508
Net loss attributable to redeemable non-controlling interest	—	—	(761)	—	(761)
Net income attributable to Genpact Limited shareholders	$62,043	$129,269	$158,813	$(220,856)	$129,269

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Three months ended June 30, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$15,164	$—	$670,697	$(15,164)	$670,697
Cost of revenue	116	1,476	412,916	—	414,508
Gross profit	$15,048	$(1,476)	$257,781	$(15,164)	$256,189

Operating expenses:
Selling, general and administrative expenses	3,009	6,622	173,291	(15,164)	167,758
Amortization of acquired intangible assets	—	—	8,387	—	8,387
Other operating (income) expense, net	1,997	—	(2,912)	—	(915)
Income (loss) from operations	$10,042	$(8,098)	$79,015	$-	$80,959
Foreign exchange gains (losses), net	1,412	—	501	—	1,913
Interest income (expense), net	(3,762)	—	(6,088)	—	(9,850)
Intercompany interest income (expense), net	24,586	(2,472)	(22,114)	—	—
Other income (expense), net	—	—	11,560	—	11,560
Income (loss) before equity-method investment activity, net and income tax expense	$32,278	$(10,570)	$62,874	$-	$84,582
Gain (loss) on equity-method investment activity, net	5,982	79,516	36,418	(121,925)	(9)
Income before income tax expense	$38,260	$68,946	$99,292	$(121,925)	$84,573
Income tax expense	1,842	—	13,629	—	15,471
Net income	$36,418	$68,946	$85,663	$(121,925)	$69,102
Net loss attributable to redeemable non-controlling interest	—	—	(156)	—	(156)
Net income attributable to Genpact Limited shareholders	$36,418	$68,946	$85,507	$(121,925)	$68,946

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Six months ended June 30, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$22,726	$—	$1,293,692	$(22,726)	$1,293,692
Cost of revenue	116	1,476	796,253	—	797,845
Gross profit	$22,610	$(1,476)	$497,439	$(22,726)	$495,847

Operating expenses:
Selling, general and administrative expenses	4,150	10,411	336,781	(22,726)	328,616
Amortization of acquired intangible assets	—	—	15,629	—	15,629
Other operating (income) expense, net	(1,141)	—	(7,312)	—	(8,453)
Income (loss) from operations	$19,601	$(11,887)	$152,341	$-	$160,055
Foreign exchange gains (losses), net	3,028	(5)	(6,023)	—	(3,000)
Interest income (expense), net	14,175	—	(29,518)	—	(15,343)
Intercompany interest income (expense), net	26,833	(4,769)	(22,064)	—	—
Other income (expense), net	—	—	12,113	—	12,113
Income (loss) before equity-method investment activity, net and income tax expense	$63,637	$(16,661)	$106,849	$-	$153,825
Gain (loss) on equity-method investment activity, net	7,961	138,944	68,272	(219,744)	(4,567)
Income before income tax expense	$71,598	$122,283	$175,121	$(219,744)	$149,258
Income tax expense	3,325	—	24,391	—	27,716
Net income	$68,273	$122,283	$150,730	$(219,744)	$121,542
Net loss attributable to redeemable non-controlling interest	—	—	742	—	742
Net income attributable to Genpact Limited shareholders	$68,273	$122,283	$151,472	$(219,744)	$122,284

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
	Three months ended June 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$27,987	$64,574	$82,234	$(110,221)	$64,574	$—
Other comprehensive income:
Currency translation adjustments	(47,357)	(73,681)	(73,681)	121,038	(73,681)	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(26,429)	(27,879)	(26,429)	52,858	(27,879)	—
Retirement benefits, net of taxes	(7)	617	(7)	14	617	—
Other comprehensive income (loss)	(73,793)	(100,943)	(100,117)	173,910	(100,943)	—
Comprehensive income (loss)	$(45,806)	$(36,369)	$(17,883)	$63,689	$(36,369)	$—

	Six months ended June 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$62,045	$129,269	$158,812	$(220,857)	$129,269	$(761)
Other comprehensive income:
Currency translation adjustments	(53,709)	(83,016)	(83,016)	136,725	(83,016)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(42,110)	(46,811)	(45,361)	87,471	(46,811)	—
Retirement benefits, net of taxes	73	1,130	506	(579)	1,130	—
Other comprehensive income (loss)	(95,746)	(128,697)	(127,871)	223,617	(128,697)	(424)
Comprehensive income (loss)	$(33,701)	$572	$30,941	$2,760	$572	$(1,185)

	Three months ended June 30, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$36,418	$68,946	$85,507	$(121,925)	$68,946	$156
Other comprehensive income:
Currency translation adjustments	16,557	20,085	20,085	(36,642)	20,085	(66)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(11,033)	(9,611)	(9,611)	20,644	(9,611)	—
Retirement benefits, net of taxes	—	223	223	(223)	223	—
Other comprehensive income (loss)	5,524	10,697	10,697	(16,221)	10,697	(66)
Comprehensive income (loss)	$41,942	$79,643	$96,204	$(138,146)	$79,643	$90

	Six months ended June 30, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$68,272	$122,284	$151,468	$(219,740)	$122,284	$(742)
Other comprehensive income:
Currency translation adjustments	60,103	71,712	71,712	(131,815)	71,712	(78)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	9,374	9,247	9,247	(18,621)	9,247	—
Retirement benefits, net of taxes	70	342	342	(412)	342	—
Other comprehensive income (loss)	69,547	81,301	81,301	(150,848)	81,301	(78)
Comprehensive income (loss)	$137,819	$203,585	$232,769	$(370,588)	$203,585	$(820)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Cash Flow

	Six months ended June 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(64,501)	$1,114	$(110,032)	$222,903	$49,484
Investing activities
Purchase of property, plant and equipment	—	—	(37,703)	—	(37,703)
Payment for internally generated intangible assets (including intangibles under development)	—	—	(11,544)	—	(11,544)
Proceeds from sale of property, plant and equipment	—	—	309	—	309
Investment in equity affiliates	—	—	-	—	-
Investment in subsidiaries	(2,000)	—	2,063	(63)	-
Proceeds from redemption of debentures, intercompany	91,761	—	-	(91,761)	-
Payment for business acquisitions, net of cash acquired	—	—	(728)	—	(728)
Payment for purchase of redeemable non-controlling interest	—	—	(4,730)	—	(4,730)
Net cash (used for) provided by investing activities	$89,761	$—	(52,333)	$(91,824)	$(54,396)
Financing activities
Repayment of capital lease obligations	—	—	(1,108)	—	(1,108)
Payment of debt issuance costs	—	—	—	—	—
Proceeds from long-term debt	—	—	—	—	—
Repayment of long-term debt	—	—	(20,000)	—	(20,000)
Proceeds from short-term borrowings	—	—	105,000	—	105,000
Repayment of Short-term borrowings	—	—	(60,000)	—	(60,000)
Proceeds from intercompany loans	32,000	212,500	170,657	(415,157)	—
Repayment of intercompany loans	(53,978)	(51,500)	(86,839)	192,317	—
Proceeds from issuance of common shares under stock-based compensation plans	—	9,388	—	—	9,388
Payment for net settlement of stock-based awards	—	(14,229)	—	—	(14,229)
Payment of earn-out/deferred consideration	—	—	(1,476)	—	(1,476)
Dividend paid	—	(28,648)	—	—	(28,648)
Payment for stock repurchased and retired	—	(130,103)	—	—	(130,103)
Payment for expenses related to stock repurchase	—	(82)	—	—	(82)
Payment for redemption of debentures, intercompany	—	—	(91,761)	91,761	—
Net cash (used for) provided by financing activities	$(21,978)	$(2,674)	$14,473	$(131,079)	$(141,258)
Effect of exchange rate changes	(3,463)	—	(20,932)	—	(24,395)
Net increase (decrease) in cash and cash equivalents	3,282	(1,560)	(147,892)	—	(146,170)
Cash and cash equivalents at the beginning of the period	4,507	2,136	497,825	—	504,468
Cash and cash equivalents at the end of the period	$4,326	$576	$329,001	$—	$333,903

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Cash Flow

	Six months ended June 30, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(331,065)	$(8,331)	$(142,528)	$597,248	$115,324
Investing activities
Purchase of property, plant and equipment	—	—	(29,350)	—	(29,350)
Payment for internally generated intangible assets (including intangibles under development)	—	—	(8,950)	—	(8,950)
Proceeds from sale of property, plant and equipment	—	—	566	—	566
Investment in equity affiliates	—	—	(496)	—	(496)
Investment in subsidiaries	—	—	—	—	—
Payment for business acquisitions, net of cash acquired	—	—	(207,181)	—	(207,181)
Net cash (used for) provided by investing activities	$—	$—	$(245,411)	$-	$(245,411)
Financing activities
Repayment of capital lease obligations	—	—	(1,106)	—	(1,106)
Payment of debt issuance costs	(1,481)	—	—	—	(1,481)
Proceeds from long-term debt	350,000	—	—	—	350,000
Repayment of long-term debt	—	—	(20,000)	—	(20,000)
Proceeds from short-term borrowings	—	—	230,000	—	230,000
Repayment of short-term borrowings	—	—	(185,000)	—	(185,000)
Proceeds from intercompany loans	10,000	249,500	546,863	(806,363)	—
Repayment of intercompany loans	(29,615)	—	(179,500)	209,115	—
Proceeds from issuance of common shares under stock-based compensation plans	—	10,080	—	—	10,080
Payment for net settlement of stock-based awards	—	(9,949)	—	—	(9,949)
Payment of earn-out/deferred consideration	—	—	(1,287)	—	(1,287)
Dividend paid	—	(23,515)	—	—	(23,515)
Payment for stock repurchased and retired	—	(219,784)	—	—	(219,784)
Payment for expenses related to stock repurchase	—	(16)	—	—	(16)
Net cash (used for) provided by financing activities	$328,904	$6,316	$389,970	$(597,248)	$127,942
Effect of exchange rate changes	810	—	19,776	—	20,586
Net increase (decrease) in cash and cash equivalents	(2,161)	(2,015)	2,031	—	(2,145)
Cash and cash equivalents at the beginning of the period	11,215	7,849	403,559	—	422,623
Cash and cash equivalents at the end of the period	$9,864	$5,834	$425,366	$—	$441,064

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients.  We have over 80,000 employees serving clients in key industry verticals from more than 20 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended June 30, 2018, we had net revenues of $728.6 million, of which $663.1 million, or 91.0%, was from clients other than GE, which we refer to as Global Clients, with the remaining $65.4 million, or 9.0%, coming from GE.

Acquisitions

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for total consideration of $14.5 million. This amount includes the fair value of earn-out consideration and cash consideration of $2.6 million, adjusted for working capital, transaction expenses, indebtedness and measurement period adjustments, which did not have a significant impact on the our consolidated statements of income, balance sheets or cash flows in the periods in which the adjustments were made. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities. The equity purchase agreement between us and the selling equity holders provides for contingent earn-out consideration of up to $20.0 million, payable by us to the selling equity holders based on the performance of SSE following closing relative to the thresholds specified in the earn-out calculation. Up to $9.8 million of the total potential earn-out consideration, representing the selling equity holders’ 49% interest in SSE, was payable by us to the selling equity holders only if either the put or call option, each as described below, was exercised. Goodwill arising from the acquisition amounted to $14.4 million, which has been allocated to our India reporting unit and is deductible for tax purposes.  The equity purchase agreement granted us a call option to purchase the remaining 49% equity interest in SSE, which option we had the right to exercise between January 1, 2018 and January 31, 2018. Since we did not exercise our call option during such period, the selling equity holders exercised their put option on March 1, 2018 in accordance with the terms of the equity purchase agreement to require us to purchase their 49% interest in SSE for $3.0 million. We also paid the selling equity holders $1.8 million in earn-out consideration in the first quarter of 2018. The amount we paid in excess of the carrying amount has been recorded in additional paid-in capital. The goodwill represents future economic benefits we expect to derive from our expanded presence in the sourcing and procurement consulting domains, operating synergies and other anticipated benefits of combining the acquired operations with our existing operations.

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

On May 3, 2017, we acquired 100% of the outstanding equity interest in each of BrightClaim LLC, a Delaware limited liability company, BrightServe LLC, a Georgia limited liability company, National Vendor LLC, a Delaware limited liability company, and BrightClaim Blocker, Inc., a Delaware corporation (collectively referred to as “BrightClaim”). The total purchase consideration for the acquisition of BrightClaim was $56.5 million. This amount includes cash consideration of $52.4 million, net of cash acquired of $4.0 million, adjusted for working capital, net debt, transaction expenses and measurement period adjustments which did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in the applicable adjustment periods. This acquisition enhances our breadth and depth of service offerings for clients in the insurance industry. Goodwill arising from the acquisition amounted to $42.6 million, which has been allocated to our India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

On April 13, 2017, we acquired 100% of the outstanding equity interest in RAGE Frameworks, Inc. (“RAGE”), a Delaware corporation for total purchase consideration of $125.3 million. This amount includes cash consideration of $124.1 million, net of cash acquired of $1.6 million, and an adjustment for working capital and indebtedness. This acquisition enhances our digital and artificial intelligence capabilities by adding knowledge-based automation technology and services. Goodwill arising from the acquisition amounted to $105.5 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the acquired digital and artificial intelligence capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

During 2017, we also completed five individually immaterial business acquisition transactions, namely the acquisition of a supply chain management delivery center in the U.S. (“U.S. Delivery Center”), the purchase of all of the outstanding equity interest in OnSource, LLC (“OnSource”), the purchase of the IT business of Birlasoft (“Birlasoft”), the purchase of the image processing business of Fiserv Solutions of Australia Pty Ltd. (“Fiserv”) and the purchase of all of the outstanding equity interest in Lease Dimensions, Inc. (“Lease Dimensions”). The aggregate total estimated consideration to consummate these acquisitions was $87.6 million. This aggregate amount includes the estimated fair value of contingent earn-out consideration, cash consideration of $76.6 million, net of cash acquired of $0.3 million, and adjustments for closing date working capital, indebtedness, value transfer, seller transaction expenses and certain employee-related liabilities. In addition, this amount reflects measurement period adjustments related to the Birlasoft and Fiserv transactions. These adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in the periods in which the adjustments were made.

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

On July 16, 2018, we signed a definitive agreement to acquire the outstanding equity interests in Barkawi Management Consultants GmbH & Co. KG and certain related entities (collectively referred to as “Barkawi”) for estimated cash consideration of $100.1 million, subject to certain adjustments. The closing of the transaction is subject to certain customary closing conditions. Barkawi is a leading supply chain management consulting business.

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

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2017 and 2018.

					Percentage Change
					Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2017	2018	2017	2018	2018 vs. 2017	2018 vs. 2017
	(dollars in millions)		(dollars in millions)
Net revenues—GE*	$63.2	$65.4	$132.4	$123.5	3.6%	(6.8)%
Net revenues—Global Clients*	607.5	663.1	1,161.2	1,294.0	9.2%	11.4%
Total net revenues	670.7	728.6	1,293.7	1,417.5	8.6%	9.6%
Cost of revenue	414.5	462.9	797.8	907.2	11.7%	13.7%
Gross profit	256.2	265.7	495.8	510.3	3.7%	2.9%
Gross profit margin	38.2%	36.5%	38.3%	36.0%
Operating expenses
Selling, general and administrative expenses	167.8	176.2	328.6	347.3	5.0%	5.7%
Amortization of acquired intangible assets	8.4	9.8	15.6	19.8	17.2%	26.4%
Other operating (income) expense, net	(0.9)	0.1	(8.5)	(0.1)	(116.3)%	(99.2)%
Income from operations	81.0	79.5	160.1	143.3	(1.8)%	(10.5)%
Income from operations as a percentage of net revenues	12.1%	10.9%	12.4	10.1%
Foreign exchange gains (losses), net	1.9	2.8	(3.0)	7.6	46.6%	(353.4)%
Interest income (expense), net	(9.9)	(10.4)	(15.3)	(18.5)	5.7%	20.6%
Other income (expense), net	11.6	9.7	12.1	25.3	(15.7)%	108.8%
Income before equity-method investment activity, net and income tax expense	84.6	81.7	153.8	157.7	(3.4)%	2.5%
Equity-method investment activity, net	—	—	(4.6)	—	66.7%	(99.7)%
Income before income tax expense	84.6	81.7	149.3	157.7	(3.5)%	5.6%
Income tax expense	15.5	17.1	27.7	29.2	10.4%	5.2%
Net income	69.1	64.6	121.5	128.5	(6.6)%	5.7%
Net loss (income) attributable to redeemable non-controlling interest	(0.2)	—	0.7	0.8	(100.0)%	2.6%
Net income attributable to Genpact Limited common shareholders	$68.9	$64.6	$122.3	$129.3	(6.3)%	5.7%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	10.3%	8.9%	9.5%	9.1%

*

At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Such reclassifications for 2017 are reflected in the revenue results and growth rates presented in the table above.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Net revenues. Our net revenues were $728.6 million in the second quarter of 2018, up $57.9 million, or 8.6%, from $670.7 million in the second quarter of 2017. The growth in our net revenues was driven primarily by an increase in business process outsourcing, or BPO, services – including our transformation services – delivered to our Global Clients, and incremental revenue from acquisitions completed in 2017. Adjusted for foreign exchange, primarily the impact of changes in the value of the euro against the U.S. dollar, our net revenues grew 8% compared to the second quarter of 2017 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 4.3% to approximately 78,400 in the second quarter of 2018 from approximately 75,200 in the second quarter of 2017.

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Global Clients:
BPO services	$510.9	$568.6	11.3%
IT services	96.6	94.5	(2.2)
Total net revenues from Global Clients	$607.5	$663.1	9.2%
GE:
BPO services	45.4	37.3	(17.8)%
IT services	17.8	28.2	58.0
Total net revenues from GE	$63.2	$65.4	3.6%
Total net revenues from BPO services	556.2	605.9	8.9
Total net revenues from IT services	114.5	122.7	7.1
Total net revenues	$670.7	$728.6	8.6%

Net revenues from Global Clients in the second quarter of 2018 were $663.1 million, up $55.6 million, or 9.2%, from $607.5 million in the second quarter of 2017. This increase was primarily driven by growth in several of our chosen verticals, including banking and financial services, high tech and infrastructure, manufacturing and services. As a percentage of total net revenues, net revenues from Global Clients increased from 90.6% in the second quarter of 2017 to 91.0% in the second quarter of 2018.

Net revenues from GE in the second quarter of 2018 were $65.4 million, up $2.3 million, or 3.6%, from the second quarter of 2017. The increase is attributable to a large IT services engagement with GE which more than offset the impact of a decline in services delivered to certain GE businesses in the second quarter of 2018 compared to the second quarter of 2017. Prior to 2016, we reclassified revenues from GE-divested businesses as Global Client revenues in each fiscal quarter beginning on the dates of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change allows us to provide a more consistent view of quarterly trends underlying our Global Client and GE businesses. Net revenues from GE declined as a percentage of our total net revenues from 9.4% in the second quarter of 2017 to 9.0% in the second quarter of 2018.

Net revenues from BPO services in the second quarter of 2018 were $605.9 million, up $49.7 million, or 8.9%, from $556.2 million in the second quarter of 2017. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly transformation services. Net revenues from IT services were $122.7 million in the second quarter of 2018, up $8.2 million, or 7.1%, from $114.5 million in the second quarter of 2017.

Net revenues from BPO services as a percentage of total net revenues increased to 83.2% in the second quarter of 2018 from 82.9% in the second quarter of 2017, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$284.6	$322.8	42.4%	44.3%
Operational expenses	119.6	127.1	17.8	17.4
Depreciation and amortization	10.4	13.0	1.5	1.8
Cost of revenue	$414.5	$462.9	61.8%	63.5%
Gross margin	38.2%	36.5%

Cost of revenue was $462.9 million in the second quarter of 2018, up $48.4 million, or 11.7%, from the second quarter of 2017. Wage inflation, increases in our operational headcount, including in the number of onshore personnel, incremental expenses from acquisitions completed in 2017, the unfavorable impact of foreign exchange on our expenditures in certain currencies, primarily the Indian rupee and U.K. pound sterling, and higher stock-based compensation expense contributed to the increase in cost of revenue in the second quarter of 2018 compared to the second quarter of 2017. Fluctuations in foreign exchange rates result in gains and losses on our foreign currency hedges and a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency. These increases were partially offset by improved operational efficiencies in the second quarter of 2018 compared to the second quarter of 2017.

Our gross margin decreased from 38.2% in the second quarter of 2017 to 36.5% in the second quarter of 2018 due to the factors described above and a reduction in the utilization of personnel.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 42.4% in the second quarter of 2017 to 44.3% in the second quarter of 2018. Personnel expenses in the second quarter of 2018 were $322.8 million, up $38.2 million, or 13.4%, from $284.6 million in the second quarter of 2017. The impact of wage inflation, incremental expenses from acquisitions consummated in 2017, an approximately 1,800-person, or 2.7%, increase in our operational headcount, including in the number of onshore personnel, and the unfavorable impact of foreign exchange all contributed to higher personnel expenses in the second quarter of 2018 compared to the second quarter of 2017. Higher stock-based compensation expense also resulted in higher personnel expenses in the second quarter of 2018 compared to the second quarter of 2017.

Operational expenses. Operational expenses as a percentage of total net revenues decreased from 17.8% in the second quarter of 2017 to 17.4% in the second quarter of 2018. Operational expenses in the second quarter of 2018 were $127.1 million, up $7.5 million, or 6.3%, from the second quarter of 2017 primarily due to incremental expenses from acquisitions completed in 2017 and the unfavorable impact of foreign exchange. The increase in operational expenses was partially offset by improved operational efficiencies and lower IT expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues increased from 1.5% in the second quarter of 2017 to 1.8% in the second quarter of 2018. Depreciation and amortization expenses as a component of cost of revenue were $13.0 million, up $2.6 million, or 25.4%, from the second quarter of 2017. This increase was primarily due to the expansion of certain existing facilities.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$122.5	$126.6	18.3%	17.4%
Operational expenses	42.9	46.9	6.4	6.4
Depreciation and amortization	2.3	2.6	0.4	0.4
Selling, general and administrative expenses	$167.8	$176.2	25.0%	24.2%

SG&A expenses as a percentage of total net revenues decreased from 25.0% in the second quarter of 2017 to 24.2% in the second quarter of 2018. SG&A expenses were $176.2 million, up $8.4 million, or 5.0%, from the second quarter of 2017. Incremental expenses from acquisitions completed in 2017, higher stock-based compensation expenses, an increase in marketing expenditures, incremental sales headcount and the unfavorable impact of foreign exchange on our expenses in certain currencies, primarily the Indian rupee and U.K. pound sterling, all contributed to higher SG&A expenses in the second quarter of 2018 compared to the second quarter of 2017. These increases were partially offset by cost efficiencies in the second quarter of 2018 compared to the second quarter of 2017. Our sales and marketing expenses as a percentage of total net revenues in the second quarter of 2018 were approximately 7.3%, marginally higher than in the second quarter of 2017.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased from 18.3% in the second quarter of 2017 to 17.4% in the second quarter of 2018. Personnel expenses as a component of SG&A expenses were $126.6 million, up $4.1 million, or 3.3%, from the second quarter of 2017. This increase is primarily due to incremental expenses from acquisitions completed in 2017, wage inflation, and the unfavorable impact of foreign exchange. Higher stock-based compensation expense also resulted in higher personnel expenses in the second quarter of 2018 compared to the second quarter of 2017.

Operational expenses. As a percentage of total net revenues, operational expenses were 6.4% in the second quarter of 2018, unchanged from the second quarter of 2017. Operational expenses as a component of SG&A expenses were $46.9 million, up $4.1 million, or 9.5%, from the second quarter of 2017. This increase is primarily due to incremental expenses from acquisitions consummated in 2017, an increase in marketing expenditures and the unfavorable impact of foreign exchange. These increases were partially offset by cost efficiencies and lower infrastructure and travel expenses in the second quarter of 2018 compared to the second quarter of 2017.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the second quarter of 2018, unchanged from the second quarter of 2017. Depreciation and amortization expenses as a component of SG&A expenses were $2.6 million, up $0.3 million, or 11.6%, from the second quarter of 2017.

Amortization of acquired intangibles. Non-cash charges on account of amortization of acquired intangibles were $9.8 million in the second quarter of 2018, up $1.4 million, or 17.2%, from the second quarter of 2017. This increase was primarily due to the amortization of intangibles acquired after the second quarter of 2017.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three Months Ended June 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Other operating (income) expense	$(2.6)	$(0.1)	(98.1)%
Provision for impairment of intangible assets and property, plant and equipment	—	0.9	—
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	1.7	(0.7)	(137.9)
Other operating (income) expense, net	$(0.9)	$0.1	(116.3)%
Other operating (income) expense, net as a percentage of total net revenues	(0.1)%	—%

Other operating expense, net of income, was $0.1 million in the second quarter of 2018, compared to other operating income of $0.9 million in the second quarter of 2017. We recorded a gain of $2.6 million in the second quarter of 2017, compared to a $0.1 million gain in the second quarter of 2018, primarily as a result of partially writing back certain liabilities. Additionally, in the second quarter of 2017 we recorded an expense of $1.7 million due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions, compared to a gain of $0.7 million in the second quarter of 2018. We also recorded a $0.9 million non-recurring charge relating to a computer software and technology-related intangible asset, which charge we discuss in Note 9—“Property, plant and equipment, net” under Part I, Item 1—“Financial Statements” above. No such charge was recorded in the second quarter of 2017.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.1% in the second quarter of 2017 to 10.9% in the second quarter of 2018. Income from operations decreased by $1.4 million to $79.5 million in the second quarter of 2018 from $81.0 million in the second quarter of 2017.

Foreign exchange gains (losses), net. Foreign exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange gain of $2.8 million in the second quarter of 2018, compared to $1.9 million in the second quarter of 2017. The gain in the second quarter of 2018 resulted primarily from the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar. The gain in the second quarter of 2017 resulted primarily from the appreciation of the euro and the Australian dollar against the U.S. dollar.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three Months Ended June 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Interest income	$0.9	$1.8	105.6%
Interest expense	(10.7)	(12.2)	13.7
Interest income (expense), net	$(9.9)	$(10.4)	5.7%
Interest income (expense), net as a percentage of total net revenues	(1.5)%	(1.4)%

Our net interest expense increased by $0.6 million in the second quarter of 2018 compared to the second quarter of 2017, primarily due to a $1.5 million increase in interest expense, partially offset by an increase in interest income. The increase in interest expense is primarily due to (i) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, partially offset by gains on interest rate swaps in the second quarter of 2018 compared to losses in the second quarter of 2017, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) higher drawdown on our revolving credit facility in the second quarter of 2018 compared to the second quarter of 2017. Our interest income increased by $0.9 million in the second quarter of 2018 compared to the second quarter of 2017, primarily due to higher account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.9% in the second quarter of 2017 to 3.2% in the second quarter of 2018.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Government incentives	$11.9	$10.2	(14.2)%
Other income/(expense)	(0.3)	0.4	(239.1)
Other income (expense), net	$11.6	$10.6	(7.9)%
Other income (expense), net as a percentage of total net revenues	1.7%	1.5%

Our net other income was $10.6 million in the second quarter of 2018, down $0.9 million from $11.6 million in the second quarter of 2017, primarily due to lower income recorded in connection with an export subsidy in the second quarter of 2018 compared to the second quarter of 2017. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and is currently available for eligible export services through March 31, 2019.

Equity-method investment activity, net. Equity-method investment activity, net primarily represents our share of loss in one of our non-consolidated affiliates that we divested on June 30, 2017.

Income tax expense. Our income tax expense was $17.1 million in the second quarter of 2018, up from $15.5 million in the second quarter of 2017, representing an effective tax rate, or ETR, of 20.9%, up from 18.3% in the second quarter of 2017. The increase in our ETR is primarily due to certain special economic zone units in India becoming partially taxable in the second quarter of 2018, a change in the jurisdictional mix of our income quarter-over-quarter and the absence in the second quarter of 2018 of certain discrete benefits that we recorded in the second quarter of 2017.

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

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues was 8.9% in the second quarter of 2018, down from 10.3% in the second quarter of 2017. Net income attributable to our common shareholders decreased by $4.4 million from $68.9 million in the second quarter of 2017 to $64.6 million in the second quarter of 2018.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Net revenues. Our net revenues were $1,417.5 million in first half of 2018, up $123.8 million, or 9.6%, from $1,293.7 million in first half of 2017. The growth in our net revenues was driven by an increase in BPO services – including our transformation services – delivered to our Global Clients, and incremental revenue from acquisitions completed in 2017. Adjusted for foreign exchange, primarily the impact of changes in the value of the euro against the U.S. dollar, our net revenues grew 8% compared to the first half of 2017. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 3.3% to approximately 77,700 in first half of 2018 from approximately 75,200 in first half of 2017.

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Global Clients:
BPO services	$973.2	$1,108.8	13.9%
IT services	188.0	185.1	(1.5)
Total net revenues from Global Clients	$1,161.2	$1,294.0	11.4%
GE:
BPO services	94.3	71.1	(24.6)%
IT services	38.1	52.4	37.3
Total net revenues from GE	$132.4	$123.5	(6.8)%
Total net revenues from BPO services	1,067.5	1,180.0	10.5
Total net revenues from IT services	226.2	237.5	5.0
Total net revenues	$1,293.7	$1,417.5	9.6%

Net revenues from Global Clients in the first half of 2018 were $1,294.0 million, up $132.7 million, or 11.4%, from $1,161.2 million in first half of 2017. This increase was driven by growth in several of our chosen verticals, including banking and financial services, high tech and infrastructure, manufacturing and services. As a percentage of total net revenues, net revenues from Global Clients increased from 89.8% in the first half of 2017 to 91.3% in the first half of 2018.

Net revenues from GE in the first half of 2018 were $123.5 million, down $9.0 million, or 6.8%, from the first half of 2017. The decline in net revenues from GE was largely due to the impact of a decline in services delivered to certain GE businesses and was partially offset by an increase in services delivered to GE in the first half of 2018 under an IT services engagement. Prior to 2016, we reclassified revenues from GE-divested businesses as Global Client revenues in each fiscal quarter beginning on the dates of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change allows us to provide a more consistent view of quarterly trends underlying our Global Client and GE businesses. Net revenues from GE declined as a percentage of our total net revenues from 10.2% in first half of 2017 to 8.7% in first half of 2018.

Net revenues from BPO services in the first half of 2018 were $1,180.0 million, up $112.5 million, or 10.5%, from $1,067.5 million in the first half of 2017. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly transformation services. Net revenues from IT services were $237.5 million in the first half of 2018, up $11.3 million, or 5.0%, from $226.2 million in the first half of 2017.

Net revenues from BPO services as a percentage of total net revenues increased to 83.2% in first half of 2018 from 82.5% in first half of 2017, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$553.7	$632.9	42.8%	44.7%
Operational expenses	222.3	248.5	17.2	17.5
Depreciation and amortization	21.8	25.8	1.7	1.8
Cost of revenue	$797.8	$907.2	61.7%	64.0%
Gross margin	38.3%	36.0%

Cost of revenue was $907.2 million in the first half of 2018, up $109.4 million, or 13.7%, from the first half of 2017. Wage inflation, increases in our operational headcount, including in the number of onshore personnel, incremental expenses from acquisitions consummated in 2017, the unfavorable impact of foreign exchange on our expenditures in certain currencies, primarily the Indian rupee and U.K. pound sterling, and higher stock-based compensation expense contributed to the increase in cost of revenue in the first half of 2018 compared to the first half of 2017. Fluctuations in foreign exchange rates result in gains and losses on our foreign currency hedges and a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency. These increases were partially offset by improved operational efficiencies and a decrease in IT expenses in the first half of 2018 compared to the first half of 2017.

Our gross margin decreased from 38.3% in the first half of 2017 to 36.0% in the first half of 2018 due to the factors described above and a reduction in the utilization of personnel.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 42.8% in the first half of 2017 to 44.7% in the first half of 2018. Personnel expenses were $632.9 million in the first half of 2018, up $79.2 million, or 14.3%, from $553.7 million in the first half of 2017. The impact of wage inflation, incremental expenses from acquisitions completed in 2017,  an approximately 1,200-person, or 1.8%, increase in our operational headcount, including the number of onshore personnel, and the unfavorable impact of foreign exchange all contributed to higher personnel expenses in the first half of 2018 compared to the first half of 2017. Higher stock-based compensation expense also resulted in higher personnel expenses in the first half of 2018 compared to the first half of 2017.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 17.2% in the first half of 2017 to 17.5% in the first half of 2018. Operational expenses were $248.5 million in the first half of 2018, up $26.2 million, or 11.8%, from the first half of 2017 primarily due to incremental expenses from acquisitions completed in 2017 and the unfavorable impact of foreign exchange. The increase in operational expenses was partially offset by improved operational efficiencies and lower IT expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues increased from 1.7% in the first half of 2017 to 1.8% in the first half of 2018. Depreciation and amortization expenses as a component of cost of revenue were $25.8 million in the first half of 2018, up $4.0 million, or 18.5%, from the first half of 2017. This increase was primarily due to the expansion of certain existing facilities.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$245.1	$254.7	18.9%	18.0%
Operational expenses	78.7	87.3	6.1	6.2
Depreciation and amortization	4.8	5.3	0.4	0.4
Selling, general and administrative expenses	$328.6	$347.3	25.4%	24.5%

SG&A expenses as a percentage of total net revenues decreased from 25.4% in the first half of 2017 to 24.5% in the first half of 2018. SG&A expenses were $347.3 million in the first half of 2018, up $18.7 million, or 5.7%, from the first half of 2017. Incremental expenses from acquisitions consummated in 2017, higher stock-based compensation expenses, an increase in marketing expenditures, incremental sales headcount and the unfavorable impact of foreign exchange on our expenses in certain currencies, primarily the Indian rupee and U.K. pound sterling, all contributed to higher SG&A expenses in the first half of 2018 compared to the first half of 2017. These increases were partially offset by cost efficiencies in the first half of 2018 compared to the first half of 2017. Our sales and marketing expenses as a percentage of total net revenues also decreased marginally from approximately 7.2% in the first half of 2017 to approximately 7.1 % in the first half of 2018.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased from 18.9% in the first half of 2017 to 18.0% in the first half of 2018. Personnel expenses as a component of SG&A expenses were $254.7 million in the first half of 2018, up $9.6 million, or 3.9%, from the first half of 2017. This increase is primarily due to incremental expenses from acquisitions consummated in 2017, wage inflation, and the unfavorable impact of foreign exchange. Higher stock-based compensation expense also resulted in higher personnel expenses in the first half of 2018 compared to the first half of 2017.

Operational expenses. As a percentage of total net revenues, operational expenses increased from 6.1% in the first half of 2017 to 6.2% in the first half of 2018. Operational expenses as a component of SG&A expenses were $87.3 million in the first half of 2018, up $8.6 million, or 11.0%, from the first half of 2017. This increase is primarily due to incremental expenses from acquisitions completed in 2017, an increase in marketing expenditures and the unfavorable impact of foreign exchange. These increases were partially offset by cost efficiencies and lower infrastructure expenses in the first half of 2018 compared to the first half of 2017.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the first half of 2018, unchanged from the first half of 2017. Depreciation and amortization expenses as a component of SG&A expenses were $5.3 million in the first half of 2018, up $0.4 million, or 9.3%, from the first half of 2017.

Amortization of acquired intangibles. Non-cash charges on account of amortization of acquired intangibles were $19.8 million in the first half of 2018, up $4.1 million, or 26.4%, from the first half of 2017. This increase was primarily due to the amortization of intangibles acquired after the first half of 2017.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Six Months Ended June 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Other operating (income) expense	$(7.0)	$(0.3)	(95.9)%
Provision for impairment of intangible assets and property, plant and equipment	—	0.9	—
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(1.4)	(0.6)	(55.6)
Other operating (income) expense, net	$(8.5)	$(0.1)	(99.2)%
Other operating (income) expense, net as a percentage of total net revenues	(0.7)%	—%

Other operating income, net of expense, was $0.1 million in the first half of 2018, down $8.4 million from $8.5 million in the first half of 2017. We recorded a gain of $7.0 million in other operating income in the first half of 2017, primarily due to a gain on the sale of certain real property and as a result of writing back certain liabilities, compared to a gain of $0.3 million in the first half of 2018. We also recorded a gain of $1.4 million in the first half of 2017 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions compared to a gain of $0.6 million in the first half of 2018. Additionally, we recorded a $0.9 million non-recurring charge in the first half of 2018 relating to a computer software and technology-related intangible asset, which charge we discuss in Note 9—“Property, plant and equipment, net” under Part I, Item 1—“Financial Statements” above. No such charge was recorded in the first half of 2017.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.4% in the first half of 2017 to 10.1% in the first half of 2018. Income from operations was $143.3 in the first half of 2018, down $16.8 million from $160.1 million in the first half of 2017.

Foreign exchange gains (losses), net.  We recorded a net foreign exchange gain of $7.6 million in the first half of 2018 compared to a net foreign exchange loss of $3.0 million in the first half of 2017. The gain in the first half of 2018 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar. The loss in the first half of 2017 resulted primarily from the appreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Six Months Ended June 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Interest income	$2.0	$5.1	158.0%
Interest expense	(17.3)	(23.7)	36.4
Interest income (expense), net	$(15.3)	$(18.5)	20.6%
Interest income (expense), net as a percentage of total net revenues	(1.2)%	(1.3)%

Our net interest expense was $18.5 million in the first half of 2018, up $3.2 million from $15.3 million in the first half of 2017, primarily due to a $6.3 million increase in interest expense, partially offset by a $3.2 million increase in interest income. The increase in interest expense is primarily due to (i) $3.1 million in interest on the senior notes we issued in March 2017, (ii) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, partially offset by gains on interest rate swaps in the first half of 2018 compared to losses in the first half of 2017, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (iii) higher drawdown on our revolving credit facility in the first half of 2018 compared to the first half of 2017. Our interest income increased by $3.2 million in the first half of 2018 compared to the first half of 2017, primarily due to higher account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.7% in the first half of 2017 to 3.2% in the first half of 2018.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Government incentives	$11.9	$25.7	116.3%
Other income/(expense)	0.2	0.4	72.3
Other income (expense), net	$12.1	$26.1	115.4%
Other income (expense), net as a percentage of total net revenues	0.9%	1.8%

Our net other income was $26.1 million in the first half of 2018, up $14.0 million from $12.1 million in the first half of 2017, primarily due to one of our subsidiaries in India recording higher income in connection with an export subsidy in the first half of 2018 compared to the first half of 2017. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and is currently available for eligible export services through March 31, 2019.

Equity-method investment activity, net. Equity-method investment activity, net primarily represents our share of loss in one of our non-consolidated affiliates that we divested on June 30, 2017.

Income tax expense. Our income tax expense was $29.2 million in the first half of 2018, up $1.4 million from $27.7 million in the first half of 2017, representing an ETR of 18.4%, compared to 18.5% in the first half of 2017. The increase in our income tax expense is primarily due to higher pre-tax income.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the loss associated with the redeemable non-controlling interest in the operations of SSE, which we acquired in the first quarter of 2016. We purchased the remainder of the outstanding equity interest in SSE in the first quarter of 2018. See Note 3—“Business acquisitions” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues decreased from 9.5% in the first half of 2017 to 9.1% in the first half of 2018. Net income attributable to our common shareholders was $129.3 million in the first half of 2018, up $7.0 million from $122.3 million in the first half of 2017.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2017 and June 30, 2018 is presented below:

	As of December 31, 2017	As of June 30, 2018	Percentage Change Increase/(Decrease)
	(dollars in millions)		2018 vs. 2017
Cash and cash equivalents	$504.5	$333.9	(33.8)%
Short-term borrowings	170.0	215.0	26.5
Long-term debt due within one year	39.2	39.2	0.1
Long-term debt other than the current portion	1,006.7	987.3	(1.9)
Genpact Limited total shareholders’ equity	$1,424.0	$1,296.4	(9.0)%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

In February 2017, our board of directors approved a dividend program under which we paid a regular quarterly cash dividend of $0.06 per share to holders of our common shares, representing a planned annual dividend of $0.24 per share.

On March 28, 2017 and June 28, 2017, we paid dividends of $0.06 per share, amounting to $12.0 million and $11.6 million in the aggregate, to shareholders of record as of March 10, 2017 and June 12, 2017, respectively.

In February 2018, our board of directors approved a 25% increase in our quarterly cash dividend, to $0.075 per share to holders of our common shares, representing a planned annual dividend of $0.30 per common share.  On March 21, 2018 and June 20, 2018, we paid dividends of $0.075 per share, amounting to $14.4 million and $14.2 million in the aggregate, to shareholders of record as of March 9, 2018 and June 8, 2018, respectively.

On July 25, 2018, our board of directors declared a dividend for the third quarter of 2018 of $0.075 per common share, which will be paid on September 19, 2018 to shareholders of record as of the close of business on September 10, 2018. The declaration of any future dividends will be at the discretion of the board of directors.

As of June 30, 2018, $332.5 million of our $333.9 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $9.2 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $7.0 million of retained earnings. $82.1 million of the cash and cash equivalents was held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $241.2 million in cash and cash equivalents held by foreign subsidiaries is being indefinitely reinvested.

As of December 31, 2016, our board of directors had authorized repurchases of up to $750.0 million in value of our common shares under our existing share repurchase program. On February 10, 2017, our board of directors approved up to an additional $500.0 million in share repurchases, bringing the total authorization under our existing program to $1,250.0 million. On March 29, 2017, we entered into an accelerated share repurchase, or ASR, agreement with Morgan Stanley & Co. LLC to repurchase an aggregate of $200.0 million of our common shares. We received an initial delivery of 6,578,947 common shares on March 30, 2017, an additional delivery of 350,006 common shares on December 29, 2017 and a final delivery of 163,975 common shares on January 17, 2018 upon final settlement of the transaction. The weighted average price per share of the common shares delivered to us pursuant to the ASR agreement was $28.20.

During the six months ended June 30, 2018 and June 30, 2017, we purchased 4,114,882 and 808,293 of our common shares, respectively, on the open market at a weighted average price of $31.62 and $24.48 per share, respectively, for an aggregate cash amount of $130.1 million and $19.8 million, respectively. All repurchased shares have been retired

For additional information, see Note 17—“Capital stock” under Part I, Item 1—“Financial Statements” above.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding related operations to support our growth, financing acquisitions and enhancing capabilities.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$115.3	$49.5	(57.1)%
Investing activities	(245.4)	(54.4)	(77.8)
Financing activities	127.9	(141.3)	(210.4)
Net increase (decrease) in cash and cash equivalents	$(2.1)	$(146.2)	6,714.5%

Cash flows from operating activities. Net cash provided by operating activities was $49.5 million in the first half of 2018 compared to $115.3 million in the first half of 2017. This decrease is primarily due to a $79.5 million net change in our operating assets and liabilities in the first half of 2018 compared to the first half of 2017, mainly driven by the timing of certain payments to employees and vendors, higher interest and tax payments and higher income recorded in connection with an export subsidy which will be realized in the future.

Cash flows from investing activities. Our net cash used for investing activities was $54.4 million in the first half of 2018, down $191.0 million from $245.4 million in the first half of 2017. We made a payment of $4.7 million in the first half of 2018 to purchase the remaining 49% equity interest in SSE. We also made a payment of $0.7 million related to the settlement of closing adjustments for an acquisition completed in 2017, compared to payments of $207.2 million related to acquisitions completed in the first half of 2017. Payments for internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were $11.2 million higher in the first half of 2018 than in the first half of 2017. Additionally, investments we made in a non-consolidated affiliate that ceased to be a non-consolidating affiliate as of June 30, 2017 were $0.5 million in the first half of 2017.

Cash flows from financing activities. Our net cash used for financing activities was $141.3 million in the first half of 2018, compared to net cash generated from financing activities of $127.9 million in the first half of 2017. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. We also made principal repayments of $20.0 million on our long-term debt in each of the first half of 2018 and 2017. We received proceeds from short-term borrowings of $105.0 million and $230.0 million in the first half of 2018 and 2017, respectively. Of the short-term borrowings, we also repaid $60.0 million and $185.0 million during the first half of 2018 and 2017, respectively. For additional information, see Notes 11 and 12 to our consolidated financial statements. Additionally, payments in connection with the issuance of common shares under stock-based compensation plans (net of proceeds) were $4.8 million in the first half of 2018 compared to proceeds of $0.1 million in the first half of 2017. Payments related to earn-out or deferred consideration were $0.2 million higher in the first half of 2018 than in the first half of 2017. In the first half of 2017, we paid cash dividends in an aggregate amount of $23.5 million compared to $28.6 million in the first half of 2018. Payments for share repurchases (net of expenses) were $130.1 million in the first half of 2018 compared to $219.8 million in the first half of 2017.

Financing Arrangements

In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million. As of December 31, 2017 and June 30, 2018, our outstanding term loan, net of debt amortization expense of $1.8 million and $1.5 million, respectively, was $698.2 million and $678.5 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2017 and June 30, 2018, the limits available under such facilities were $15.1 million and $14.5 million, respectively, of which $7.9 million and $7.6 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2017 and June 30, 2018, a total of $171.0 million and $217.1, respectively, of our revolving credit facility was utilized, of which $170.0 million and $215.0, respectively, constituted funded drawdown and $1.0 million and $2.1 million, respectively, constituted non-funded drawdown.

In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348.5 million and an underwriting fee of approximately $1.5 million. In addition, there were other debt issuance related costs of $1.2 million. The total debt issuance cost of $2.6 million incurred in connection with the offering of the notes is being amortized over the life of the notes as additional interest expense. As of December 31, 2017 and June 30, 2018, the amount outstanding under the notes, net of debt amortization expense of $2.2 million and $2.0 million, was $347.8 million and 348.0 million, respectively, which is payable on April 1, 2022 when the notes mature. For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above.

On August 9, 2018, we refinanced our 2015 credit facility with certain amended terms and net settled the outstanding borrowings of $910 million through a new credit facility comprised of a $680 million term loan and a $500 million revolving credit facility, each having a term of five years. Borrowings under the new facility bear interest at a rate equal to, at our election, either LIBOR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, in each case subject to adjustment based on our debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on our election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. For additional information about the refinancing, see “Part II, Item 5—Other Information.”

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,122.1	$76.4	$688.0	$357.7	—
— Principal payments	1,026.5	39.2	639.3	348.0	—
— Interest payments*	95.6	37.2	48.7	9.7	—
Short-term borrowings	217.0	217.0	—	—	—
— Principal payments	215.0	215.0	—	—	—
— Interest payments**	2.0	2.0	—	—	—
Capital leases	4.3	1.8	2.1	0.4	—
— Principal payments	3.5	1.4	1.8	0.3	—
— Interest payments	0.8	0.4	0.3	0.1	—
Operating leases	209.9	40.7	69.5	46.6	53.1
Purchase obligations	36.3	25.4	10.9	—	—
Capital commitments net of advances	15.6	15.6	—	—	—
Earn-out consideration	25.1	18.6	6.5	—	—
— Reporting date fair value	23.7	18.0	5.7	—	—
— Interest	1.4	0.6	0.8	—	—
Other liabilities	65.4	36.3	22.4	6.7	—
Total contractual obligations	$1,695.7	$431.8	$799.4	$411.4	53.1

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of June 30, 2018, which excludes the impact of interest rate swaps. Interest payments on long-term debt include interest on our senior notes due in 2022 at a rate of 3.70% per annum, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.50% per annum as of June 30, 2018 and our expectation for the repayment of such debt.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2(g)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2(g)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan and 3.70% senior notes issued in March 2017. Borrowings under our term loan bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 0.0% plus an applicable margin. The interest rate on our 3.70% senior notes is subject to adjustment based on the ratings assigned to the notes by Moody’s and S&P from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the notes. Accordingly, fluctuations in market interest rates or decline in ratings may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2018, we were party to interest rate swaps covering a total notional amount of $419.8 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 1.20%.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended June 30, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
April 1-April 30, 2018	346,824	31.75	346,824	351,106,350
May 1-May 31, 2018	752,059	30.73	752,059	327,997,960
June 1-June 30, 2018	—	—	—	327,997,960

 In February 2017, our board of directors authorized a $500 million increase in our existing $750 million share repurchase program, bringing the total authorization under our existing program to $1.25 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled. For additional information, see note 17 to our consolidated financial statements.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

On August 9, 2018, we amended and restated our existing credit agreement, dated as of June 30, 2015, or the Existing Credit Agreement, among us, Genpact International, Inc., a Delaware corporation, or Genpact International, Headstrong Corporation, a Delaware corporation, and Genpact Global Holdings (Bermuda) Limited, or GGH, an exempted company limited by shares organized under the laws of Bermuda, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other financial institutions party thereto, that provided for a credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million.  For a description of the material terms and conditions of the Existing Credit Agreement, see the “Financing Arrangements (Credit Facility)” section under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016, which section is incorporated herein by reference.

Our amended and restated credit agreement, or the 2018 Credit Agreement, is between Genpact International, GGH, and Genpact Luxembourg S.à r.l., a société à responsabilité limitée organized under the laws of the Grand Duchy of Luxembourg, which we refer to together with Genpact International and GGH as the Borrowers, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, and the lenders party thereto.  The 2018 Credit Agreement provides for a $680 million term credit facility and a $500 million revolving credit facility. The Borrowers have an option to increase the commitments under the 2018 Credit Agreement, subject to certain approvals, compliance with the consolidated leverage ratio covenants, and other conditions as set forth in the 2018 Credit Agreement.  As of August 9, 2018, $680 million was outstanding pursuant to the term credit facility and $230 million was outstanding under the revolving credit facility.

In connection with our entry into the 2018 Credit Agreement, borrowings of $910 million outstanding under the Existing Credit Agreement have been net settled. Other borrowings under the 2018 Credit Agreement will be used (i) to pay related fees and expenses in connection with the foregoing and (ii) for our and our subsidiaries’ general corporate purposes, including working capital, capital expenditures and acquisitions.

The term credit facility and the revolving credit facility under the 2018 Credit Agreement each have a term of five years. The 2018 Credit Agreement is guaranteed by us and certain of our subsidiaries, and the obligations under the 2018 Credit Agreement are unsecured.

Borrowings under the 2018 Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either LIBOR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, in each case subject to adjustment based on the Borrowers’ debt ratings provided by S&P Global Ratings and Moody’s Investors Service, Inc. from time to time, or the Debt Ratings.  The revolving credit commitments under the 2018 Credit Agreement are subject to a commitment fee equal to 0.20% per annum, subject to adjustment based on the Debt Ratings. The commitment fee accrues on the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.

The 2018 Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of certain assets or subsidiaries. In addition, the 2018 Credit Agreement requires us to maintain certain consolidated leverage ratios and consolidated interest coverage ratios.  The 2018 Credit Agreement also contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, breaches of representations and warranties, failure to perform or observe covenants, cross-defaults with certain other agreements or indebtedness, final judgments or orders, certain change of control events and certain bankruptcy-related events or proceedings.

The foregoing description of the 2018 Credit Agreement is qualified in its entirety by the full text of the Credit Agreement, which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

The information set forth above is intended to satisfy the reporting requirements of Items 1.01, 1.02 and 2.03 of Form 8-K.

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

10.1†

Amended and Restated U.S. Employee Stock Purchase Plan and Amended and Restated International Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on April 10, 2018).

10.2*

Credit Agreement among Genpact International, Inc., Genpact Global Holdings (Bermuda) Limited, Genpact Luxembourg S.à r.l., Genpact Limited, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, and the other parties thereto, dated as of August 9, 2018.

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2017 and June 30, 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2017 and June 30, 2018, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest for the six months ended June 30, 2017 and June 30, 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2018, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2018

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer