Form 10-Q
period 2018-09-30
Genpact LTD
filed 2018-11-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s common shares, par value $0.01 per share, outstanding as of October 31, 2018 was 190,088,587.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2017	As of September 30, 2018
Assets
Current assets
Cash and cash equivalents	4	$504,468	$401,230
Accounts receivable, net	5	693,085	710,045
Prepaid expenses and other current assets	8	236,342	210,006
Total current assets		$1,433,895	$1,321,281

Property, plant and equipment, net	9	207,030	211,382
Deferred tax assets	24	76,929	94,212
Investment in equity affiliates	25	886	825
Intangible assets, net	10	131,590	135,028
Goodwill	10	1,337,122	1,386,408
Contract cost assets	19	—	160,110
Other assets		262,169	147,383
Total assets		$3,449,621	$3,456,629

Liabilities and equity
Current liabilities
Short-term borrowings	11	$170,000	$330,000
Current portion of long-term debt	12	39,226	33,476
Accounts payable		15,050	14,436
Income taxes payable	24	30,026	73,567
Accrued expenses and other current liabilities	13	584,482	554,708
Total current liabilities		$838,784	$1,006,187

Long-term debt, less current portion	12	1,006,687	983,884
Deferred tax liabilities	24	6,747	6,512
Other liabilities	14	168,609	175,028
Total liabilities		$2,020,827	$2,171,611

Redeemable non-controlling interest		4,750	—
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 192,825,207 and 190,053,249 issued and outstanding as of December 31, 2017 and September 30, 2018, respectively		1,924	1,896
Additional paid-in capital		1,421,368	1,453,674
Retained earnings		355,982	397,470
Accumulated other comprehensive income (loss)		(355,230)	(568,022)
Total equity		$1,424,044	$1,285,018
Commitments and contingencies	27
Total liabilities, redeemable non-controlling interest and equity		$3,449,621	$3,456,629

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2017 (1)	2018 (1)	2017 (1)	2018 (1)
Net revenues	19	$708,824	$747,978	$2,002,516	$2,165,451
Cost of revenue	20, 25	428,790	481,412	1,226,635	1,388,634
Gross profit		$280,034	$266,566	$775,881	$776,817
Operating expenses:
Selling, general and administrative expenses	21, 25	172,028	168,010	500,644	515,285
Amortization of acquired intangible assets	10	10,151	9,372	25,780	29,134
Other operating (income) expense, net	22	(64)	(4,844)	(8,517)	(4,913)
Income from operations		$97,919	$94,028	$257,974	$237,311
Foreign exchange gains (losses), net		5,045	7,450	2,045	15,053
Interest income (expense), net	23	(8,724)	(9,139)	(24,067)	(27,646)
Other income (expense), net	26	(4,498)	5,385	7,615	30,683
Income before equity-method investment activity, net and income tax expense		$89,742	$97,724	$243,567	$255,401
Equity-method investment activity, net		—	(7)	(4,567)	(22)
Income before income tax expense		$89,742	$97,717	$239,000	$255,379
Income tax expense	24	16,581	24,114	44,297	53,268
Net income		$73,161	$73,603	$194,703	$202,111
Net loss attributable to redeemable non-controlling interest		584	—	1,326	761
Net income attributable to Genpact Limited shareholders		$73,745	$73,603	$196,029	$202,872
Net income available to Genpact Limited common shareholders		$73,745	$73,603	$196,029	$202,872
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.38	$0.39	$1.01	$1.06
Diluted		$0.38	$0.38	$0.99	$1.04
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders	18
Basic		192,124,366	190,024,924	194,221,162	190,991,405
Diluted		194,947,699	193,115,769	197,112,014	194,256,771

(1) Cost of revenue, selling, general and administrative expenses, other income (expense) and income from operations for the three and nine months ended September 30, 2017 have been restated due to the adoption of ASU No. 2017-07 with effect from January 1, 2018.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended September 30,				Nine months ended September 30,
	2017		2018		2017		2018
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest
Net income (loss)	$73,745	$(584)	$73,603	$—	$196,029	$(1,326)	$202,872	$(761)
Other comprehensive income:
Currency translation adjustments	(4,185)	(256)	(58,134)	—	67,527	(334)	(141,150)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(14,874)	—	(28,918)	—	(5,627)	—	(75,729)	—
Retirement benefits, net of taxes	369	—	692	—	711	—	1,822	—
Other comprehensive income (loss)	(18,690)	(256)	(86,360)	—	62,611	(334)	(215,057)	(424)
Comprehensive income (loss)	$55,055	$(840)	$(12,757)	$—	$258,640	$(1,660)	$(12,185)	$(1,185)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2017	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520
Issuance of common shares on exercise of options (Note 16)	641,900	6	9,237	—	—	9,243	—
Issuance of common shares under the employee stock purchase plan (Note 16)	150,265	2	3,589	—	—	3,591	—
Net settlement on vesting of restricted share units (Note 16)	103,220	1	(358)	—	—	(357)	—
Net settlement on vesting of performance units (Note 16)	731,701	7	(9,946)	—	—	(9,939)	—
Stock repurchased and retired (Note 17)	(7,387,240)	(74)	(40,000)	(179,710)	—	(219,784)	—
Expenses related to stock repurchase (Note 17)	—	—	—	(16)	—	(16)	—
Stock-based compensation expense (Note 16)	—	—	22,402	—	—	22,402	—
Change in fair value of redeemable non-controlling interest	—	—	—	(979)	—	(979)	979
Comprehensive income (loss):
Net income (loss)	—	—	—	196,029	—	196,029	(1,326)
Other comprehensive income (loss)	—	—	—	—	62,611	62,611	(334)
Dividend (Note 17 )	—	—	—	(35,096)	—	(35,096)	—
Balance as of September 30, 2017	193,033,898	$1,926	$1,369,392	$338,349	$(395,314)	$1,314,353	$3,839

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2018, as previously reported	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750
Adoption of ASU 2014-09 (Note 2(f))	—	—	—	17,924	—	17,924	—
Adjusted balance as of January 1, 2018	192,825,207	$1,924	$1,421,368	$373,906	$(355,230)	$1,441,968	$4,750
Adoption of ASU 2018-02 (Note 7, 24)	—	—	—	(2,265)	2,265	—	—
Issuance of common shares on exercise of options (Note 16)	441,076	4	7,254	—	—	7,258	—
Issuance of common shares under the employee stock purchase plan (Note 16)	181,643	2	5,015	—	—	5,017	—
Net settlement on vesting of restricted share units (Note 16)	192,222	2	(1,665)	—	—	(1,663)	—
Net settlement on vesting of performance units (Note 16)	691,958	7	(13,291)	—	—	(13,284)	—
Stock repurchased and retired (Note 17)	(4,278,857)	(43)	4,000	(134,060)	—	(130,103)	—
Expenses related to stock repurchase (Note 17)	—	—	—	(82)	—	(82)	—
Stock-based compensation expense (Note 16)	—	—	32,158	—	—	32,158	—
Payment for purchase of redeemable non-controlling interest	—	—	(1,165)	—	—	(1,165)	(3,565)
Comprehensive income (loss):
Net income (loss)	—	—	—	202,872	—	202,872	(761)
Other comprehensive income (loss)	—	—	—	—	(215,057)	(215,057)	(424)
Dividend (Note 17)	—	—	—	(42,901)	—	(42,901)	—
Balance as of September 30, 2018	190,053,249	$1,896	$1,453,674	$397,470	$(568,022)	$1,285,018	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2017	2018
Operating activities
Net income attributable to Genpact Limited shareholders	$196,029	$202,872
Net loss attributable to redeemable non-controlling interest	(1,326)	(761)
Net income	$194,703	$202,111
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	42,271	47,612
Amortization of debt issuance costs (including loss on extinguishment of debt)	1,382	3,546
Amortization of acquired intangible assets	25,780	29,134
Write-down of intangible assets and property, plant and equipment	—	1,538
Reserve for doubtful receivables	4,871	1,705
Unrealized loss (gain) on revaluation of foreign currency asset/liability	(9,296)	(4,544)
Equity-method investment activity, net	4,567	22
Stock-based compensation expense	22,402	32,158
Deferred income taxes	(4,589)	(1,768)
Provision for expected loss on divestiture	5,195	—
Others, net	(5,261)	255
Change in operating assets and liabilities:
Increase in accounts receivable	(30,687)	(12,946)
Increase in prepaid expenses, other current assets, contract cost assets and other assets	(56,230)	(96,300)
Decrease in accounts payable	(462)	(913)
Increase (decrease) in accrued expenses, other current liabilities and other liabilities	27,723	(44,602)
Increase in income taxes payable	41,324	45,798
Net cash provided by operating activities	$263,693	$202,806
Investing activities
Purchase of property, plant and equipment	(47,510)	(68,027)
Payment for internally generated intangible assets (including intangibles under development)	(8,950)	(19,397)
Proceeds from sale of property, plant and equipment	1,648	499
Investment in equity affiliates	(496)	—
Payment for business acquisitions, net of cash acquired	(277,549)	(108,105)
Payment for purchase of redeemable non-controlling interest	—	(4,730)
Net cash used for investing activities	$(332,857)	$(199,760)
Financing activities
Repayment of capital lease obligations	(2,199)	(1,954)
Payment of debt issuance costs	(1,481)	(4,293)
Proceeds from long-term debt	350,000	129,186
Repayment of long-term debt	(30,000)	(157,686)
Proceeds from short-term borrowings	275,000	225,000
Repayment of short-term borrowings	(275,000)	(65,000)
Proceeds from issuance of common shares under stock-based compensation plans	12,834	12,275
Payment for net settlement of stock-based awards	(10,296)	(14,947)
Payment of earn-out/deferred consideration	(6,219)	(1,559)
Dividend paid	(35,096)	(42,901)
Payment for stock repurchased and retired	(219,784)	(130,103)
Payment for expenses related to stock repurchase	(16)	(82)
Net cash provided by/(used for) financing activities	$57,743	$(52,064)
Effect of exchange rate changes	28,853	(54,220)
Net increase (decrease) in cash and cash equivalents	(11,421)	(49,018)
Cash and cash equivalents at the beginning of the period	422,623	504,468
Cash and cash equivalents at the end of the period	$440,055	$401,230
Supplementary information
Cash paid during the period for interest	$23,414	$35,082
Cash paid during the period for income taxes	$46,935	$54,920
Property, plant and equipment acquired under capital lease obligations	$1,944	$1,832

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

Non-controlling interest in subsidiaries that is redeemable outside of the Company’s control for cash or other assets is reflected in the mezzanine section between liabilities and equity in the consolidated balance sheets at the redeemable value, which approximates fair value. Redeemable non-controlling interest is adjusted to its fair value at each balance sheet date. Any resulting increases or decreases in the estimated redemption amount are affected by corresponding changes to additional paid-in capital. The Company’s share of non-controlling interest in subsidiary earnings is reflected in net loss (income) attributable to redeemable non-controlling interest in the consolidated statements of income.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles and goodwill, revenue recognition, reserves for doubtful receivables, valuation allowances for deferred tax assets, valuation of derivative financial instruments, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition,

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 11% and 9% of receivables as of December 31, 2017 and September 30, 2018, respectively. GE accounted for 10% and 9% of total revenue for each of the nine and three month periods ended September 30, 2017 and 2018, respectively.

(e) Accounts receivable

Accounts receivable are recorded at the invoiced or to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and clients’ financial condition, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its clients.

(f) Changes in accounting policies

Except as described below, the Company has applied accounting policies consistently to all periods presented in these consolidated financial statements. The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606” or “Topic 606”), effective January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The Company applied Topic 606 using the modified retrospective method, which involves recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the Company’s opening equity balance as of January 1, 2018. Therefore, comparative information has not been adjusted and continues to be reported under ASC Topic 605. As a result of the Company’s adoption of this new standard, certain sales incentive programs meet the requirements for capitalization. Such costs are amortized over the period of expected benefit rather than being expensed as incurred as was the Company’s prior practice. The cumulative impact of the adoption of this standard resulted in an increase in retained earnings of $17,924 as of January 1, 2018 with a corresponding impact on contract cost assets of $23,227 and deferred tax liabilities of $5,303. As of January 1, 2018, contract assets and contract liabilities of $21,348 relating to the same customer contracts have been offset against each other.

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

Impact on consolidated financial statements

The following tables summarize the impact of the Company’s adoption of Topic 606 on its consolidated financial statements for the three and nine months ended September 30, 2018.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Consolidated Balance Sheet
As of September 30, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Assets
Current assets
Cash and cash equivalents	$401,230		$401,230
Accounts receivable, net	710,045		710,045
Prepaid expenses and other current assets (a, c)	210,006	56,610	266,616
Total current assets	$1,321,281	56,610	$1,377,891

Property, plant and equipment, net	211,382		211,382
Deferred tax assets (b)	94,212	5,982	100,194
Investment in equity affiliates	825		825
Intangible assets, net	135,028		135,028
Goodwill	1,386,408		1,386,408
Contract cost assets (a, b)	160,110	(160,110)	—
Other assets (a, c)	147,383	99,627	247,010
Total assets	$3,456,629	2,109	$3,458,738

Liabilities and equity
Current liabilities
Short-term borrowings	330,000		330,000
Current portion of long-term debt	33,476		33,476
Accounts payable	14,436		14,436
Income taxes payable	73,567		73,567
Accrued expenses and other current liabilities (c)	554,708	6,221	560,929
Total current liabilities	$1,006,187	6,221	$1,012,408

Long-term debt, less current portion	983,884		983,884
Deferred tax liabilities	6,512		6,512
Other liabilities (c)	175,028	16,365	191,393
Total liabilities	$2,171,611	22,586	$2,194,197

Redeemable non-controlling interest	—		—
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued	—		—
Common shares, $0.01 par value, 500,000,000 authorized,192,825,207 and 190,053,249 issued and outstanding as of December 31, 2017 and September 30, 2018, respectively	1,896		1,896
Additional paid-in capital	1,453,674		1,453,674
Retained earnings (b)	397,470	(20,477)	376,993
Accumulated other comprehensive income (loss)	(568,022)		(568,022)
Total equity	$1,285,018	(20,477)	$1,264,541
Commitments and contingencies
Total liabilities, redeemable non-controlling interest and equity	$3,456,629	2,109	$3,458,738

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

(a) As a result of its adoption of ASC 606, the Company has reclassified deferred transition costs from “Prepaid expenses and other current assets” amounting to $49,248 and “Other assets” amounting to $84,403 to “Contract cost assets” amounting to $133,651.

(b) The cumulative impact of the adoption of ASC 606 resulted in a $160,110 increase in "Contract cost assets," which includes the reclassification of $133,651 (refer to note a in the table above) and a closing balance of $26,459 related to sales incentive programs, with a corresponding impact on retained earnings of $ 20,477 and on deferred tax assests of $5,982 which has been offset against deferred tax assets.

(c) As a result of its adoption of ASC 606, the Company has offset contract assets amounting to $7,362 under “Prepaid expenses and other current assets” and $15,224 under “Other assets” against contract liabilities amounting $6,221 under “Accrued expenses and other current liabilities” and $16,365 under “Other liabilities” related to the same customer contract.

Consolidated Statement of Income
Three months ended September 30, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$747,978		$747,978
Cost of revenue	481,412		481,412
Gross profit	$266,566	—	$266,566
Operating expenses:			—
Selling, general and administrative expenses (d)	168,010	1,651	169,661
Amortization of acquired intangible assets	9,372		9,372
Other operating (income) expense, net	(4,844)		(4,844)
Income from operations	$94,028	(1,651)	$92,377
Foreign exchange gains (losses), net	7,450		7,450
Interest income (expense), net	(9,139)		(9,139)
Other income (expense), net	5,385		5,385
Income before equity-method investment activity, net and income tax expense	$97,724	(1,651)	$96,073
Equity-method investment activity, net	(7)	—	(7)
Income before income tax expense	$97,717	(1,651)	$96,066
Income tax expense	24,114	(347)	23,767
Net income	$73,603	(1,304)	$72,299
Net loss (income) attributable to non-controlling interest	—	—	—
Net income attributable to Genpact Limited shareholders	$73,603	(1,304)	$72,299

(d) During the three months ended September 30, 2018, the Company amortized $3,666 in contract costs related to obtaining a contract. Following the adoption of ASC Topic 606, the Company capitalized such costs in an amount of $5,317, resulting in a net adjustment of $1,651 with a corresponding impact on income tax expense of $347.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Consolidated Statement of Income
Nine months ended September 30, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$2,165,451		$2,165,451
Cost of revenue	1,388,634		1,388,634
Gross profit	$776,817	—	$776,817
Operating expenses:
Selling, general and administrative expenses (e)	515,285	3,232	518,517
Amortization of acquired intangible assets	29,134		29,134
Other operating (income) expense, net	(4,913)		(4,913)
Income from operations	$237,311	(3,232)	$234,079
Foreign exchange gains (losses), net	15,053		15,053
Interest income (expense), net	(27,646)		(27,646)
Other income (expense), net	30,683		30,683
Income before equity-method investment activity, net and income tax expense	$255,401	(3,232)	$252,169
Equity-method investment activity, net	(22)	—	(22)
Income before income tax expense	$255,379	(3,232)	$252,147
Income tax expense	53,268	(679)	52,589
Net income	$202,111	(2,553)	$199,558
Net loss (income) attributable to non-controlling interest	761	—	761
Net income attributable to Genpact Limited shareholders	$202,872	(2,553)	$200,319

(e) During the nine months ended September 30, 2018, the Company amortized $10,509 in contract costs related to obtaining a contract. Following the adoption of ASC Topic 606, the Company capitalized such costs in an amount of $13,741, resulting in a net adjustment of $3,232 with a corresponding impact on income tax expense of $679.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Consolidated Statement of Cash flow
Nine months ended September 30, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Operating activities
Net income attributable to Genpact Limited shareholders (f)	$202,872	(2,553)	$200,319
Net loss attributable to redeemable non-controlling interest	(761)		(761)
Net income (f)	$202,111	(2,553)	$199,558
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	47,612		47,612
Amortization of debt issuance costs (including loss on extinguishment of debt)	3,546		3,546
Amortization of acquired intangible assets	29,134		29,134
Write-down of intangible assets and property, plant and equipment	1,538		1,538
Reserve for doubtful receivables	1,705		1,705
Unrealized loss (gain) on revaluation of foreign currency asset/liability	(4,544)		(4,544)
Equity-method investment activity, net	22		22
Stock-based compensation expense	32,158		32,158
Deferred income taxes (f)	(1,768)	(679)	(2,447)
Others, net	255		255
Change in operating assets and liabilities:
Increase in accounts receivable	(12,946)		(12,946)
Increase in prepaid expenses, other current assets, contract cost assets and other assets (f, g)	(96,300)	1,994	(94,306)
Decrease in accounts payable	(913)		(913)
Decrease in accrued expenses, other current liabilities and other liabilities (g)	(44,602)	1,238	(43,364)
Increase in income taxes payable	45,798		45,798
Net cash provided by operating activities	$202,806	—	$202,806
Investing activities
Purchase of property, plant and equipment	(68,027)		(68,027)
Payment for internally generated intangible assets (including intangibles under development)	(19,397)		(19,397)
Proceeds from sale of property, plant and equipment	499		499
Payment for business acquisitions, net of cash acquired	(108,105)		(108,105)
Payment for redeemable non-controlling interest	(4,730)		(4,730)
Net cash used for investing activities	$(199,760)	—	$(199,760)
Financing activities
Repayment of capital lease obligations	(1,954)		(1,954)
Payment of debt issuance and refinancing costs	(4,293)		(4,293)
Proceeds from long term debt	129,186		129,186
Repayment of long-term debt	(157,686)		(157,686)
Proceeds from short-term borrowings	225,000		225,000
Repayment of short-term borrowings	(65,000)		(65,000)
Proceeds from issuance of common shares under stock-based compensation plans	12,275		12,275
Payment for net settlement of stock-based awards	(14,947)		(14,947)
Payment of earn-out/deferred consideration	(1,559)		(1,559)
Dividend paid	(42,901)		(42,901)
Payment for stock repurchased and retired	(130,103)		(130,103)
Payment for expenses related to stock repurchase	(82)		(82)
Net cash used for financing activities	$(52,064)	—	$(52,064)
Effect of exchange rate changes	(54,220)		(54,220)
Net increase (decrease) in cash and cash equivalents	(49,018)		(49,018)
Cash and cash equivalents at the beginning of the period	504,468		504,468
Cash and cash equivalents at the end of the period	$401,230	—	$401,230

(f) During the nine months ended September 30, 2018, the Company amortized $10,509 in contract costs related to obtaining a contract. Following the  adoption of ASC Topic 606, the Company capitalized such costs in an amount of $13,741, resulting in a net adjustment of $3,232 and a tax impact of $679 which is further adjusted by note (g) below.

(g) Following the adoption of ASC Topic 606, the Company offset certain contract assets against contract liabilities related to the same client contract in an amount of $1,238.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(g)  Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan for certain employees. The plan is accounted for using the fair value measurement approach. Plan earnings are calculated by reference to actual earnings of the funds chosen by individual participants. In connection with the administration of this plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheets at fair value. Gains or losses on the plan’s assets and changes in the fair value of deferred compensation liabilities are included in other income (expense), net, and selling, general and administrative expenses, respectively, in the consolidated statements of income.

(h) Debt Restructuring

The Company accounts for any restructuring of its credit facility using the ten percent cash flow test in accordance with ASC 470, Debt. If the cash flow effect of the change in terms on a present-value basis is less than ten percent, the debt instruments are not considered to be substantially different, and are accounted for as a modification. If the change is more than ten percent, it is treated as an extinguishment. In performing the cash flow test, the Company includes all amounts paid to its lenders in connection with the restructuring but excludes third party expenses. In the case of a modification, all new fees paid to lenders are capitalized and amortized as part of the existing effective yield and any new fees paid to third parties are expensed as incurred under selling, general and administrative expenses. No gain or loss is recorded in the case of a modification. In the case of an extinguishment, all new fees paid to lenders are expensed as incurred under selling, general and administrative expenses and any new fees paid to third parties are capitalized and amortized as a debt issuance cost. The old debt is derecognized and the new debt is recorded at fair value and a gain or loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt.

(i) Recently issued accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for their impact on the Company’s consolidated financial statements.

The Company has adopted the following recently released accounting standards:

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018 using the modified retrospective method. The cumulative impact of the adoption of this standard has been described in section (f) above.

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

Effective January 1, 2018, the Company adopted FASB ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires entities to (1) disaggregate the current service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines.

Effective January 1, 2017, the Company early adopted FASB ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments." The new guidance is intended to reduce diversity in how certain transactions are classified in the statement of cash flows.

The following recently released accounting standards have not yet been adopted by the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017, ASU No. 2018-01, in January 2018, ASU No. 2018-10, in July 2018, ASU No. 2018-11, in July 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company will use a modified retrospective adoption approach using the effective date as its date of initial application.

The Company has completed its preliminary assessment of adopting ASU No. 2016-02 and expects that this standard will have a material effect on its financial statements. The preliminary assessment includes reviewing existing leases and service contracts, which may include embedded leases. While the Company continues to assess all of the effects of adoption, the most significant effects of this new standard relate to (1) the recognition of new ROUs (“Right of Use”) assets and lease liabilities on its balance sheet for various real estate operating leases and (2) providing significant new disclosures about its leasing activities. The Company will elect the ‘package of practical expedients’, which allows the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirements with respect to fair value measurements. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU modifies the disclosure requirements with respect to defined benefit pension plans. The ASU is effective for the Company beginning January 1, 2021. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” The ASU modifies the capitalization requirements with respect to implementation costs incurred by the customer in a hosting arrangement that is a service contract. The ASU is effective for the Company beginning January 1, 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

(j) Reclassification

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestiture

A. Certain acquisitions

(a) Barkawi Management Consultants GmbH & Co. KG and certain related entities

On August 30, 2018, the Company acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria (collectively referred to as “Barkawi”) for total purchase consideration of $101,307. This amount includes cash consideration of $95,625, net of cash acquired of $5,682. The total purchase consideration paid by the Company was $97,671, resulting in a payable of $3,636, which is outstanding as of September 30, 2018. The Company is evaluating adjustments related to certain employee-related liabilities and certain tax positions, which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition enhances the Company’s supply chain management consulting capabilities.

In connection with the acquisition of Barkawi, the Company recorded $10,200 in customer-related intangibles and $1,800 in marketing-related intangibles, which have a weighted average amortization period of three years. Goodwill arising from the acquisition amounted to $80,688, which has been allocated to the Company’s India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the consulting expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $1,842 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $17,314, assumed certain liabilities amounting to $9,399 and recognized a net deferred tax asset of $704. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b) Commonwealth Informatics Inc.

On July 3, 2018, the Company acquired 100% of the outstanding equity interest in Commonwealth Informatics Inc. (“Commonwealth”), a Massachusetts corporation, for preliminary purchase consideration of $17,599. This amount includes cash consideration of $16,123, net of cash acquired of $1,477, and preliminary adjustments for working capital and indebtedness. As of September 30, 2018, the total consideration paid by the Company to the sellers was $17,173, resulting in a payable of $426. The Company is evaluating certain tax positions, which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition enhances the Company’s signal management and pharmacovigilance capabilities for clients in the life sciences industry.

In connection with the acquisition of Commonwealth, the Company recorded $2,200 in customer-related intangibles and $2,600 in technology-related intangible assets, which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounted to $11,248, which has been allocated to the Company’s India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $521 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $2,583 and assumed certain liabilities amounting to $1,032. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions and divestiture (Continued)

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

(d) TandemSeven, Inc.

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

3. Business acquisitions and divestiture (Continued)

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

3. Business acquisitions and divestiture (Continued)

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

(g) Other acquisitions in 2017

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

3. Business acquisitions and divestiture (Continued)

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

Cash and cash equivalents as of December 31, 2017 and September 30, 2018 are set out in the table below:

	As of December 31,	As of September 30,
	2017	2018
Cash and other bank balances	$504,468	$401,230
Total	$504,468	$401,230

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31, 2017	Nine months ended September 30, 2018
Opening balance as of January 1	$15,519	$23,660
Additions due to acquisitions	235	-
Additions charged/reversal released to cost and expense	9,819	1,705
Deductions/effect of exchange rate fluctuations	(1,913)	(1,169)
Closing balance	$23,660	$24,196

Accounts receivable were $716,745 and $734,241, and reserves for doubtful receivables were $23,660 and $24,196, resulting in net accounts receivable balances of $693,085 and $710,045 as of December 31, 2017 and September 30, 2018, respectively. In addition, accounts receivable due after one year amounting to $1,624 and $3,912 as of December 31, 2017 and September 30, 2018, respectively, are included under other assets in the consolidated balance sheets.

Accounts receivable from related parties were $36 and $86 as of December 31, 2017 and September 30, 2018, respectively.  There are no doubtful receivables in amounts due from related parties.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2017 and September 30, 2018:

	As of December 31, 2017
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$73,098	$—	$73,098	$—
Total	$73,098	$—	$73,098	$—
Liabilities
Earn out consideration (Note b, d)	$24,732	$—	$—	$24,732
Derivative instruments (Note b, c)	$18,188	$—	$18,188	$—
Total	$42,920	$—	$18,188	$24,732
Redeemable non-controlling interest (Note e)	$4,750	$—	$—	$4,750

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

	As of September 30, 2018
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$21,379	$—	$21,379	$—
Deferred compensation plan assets (a, f)	587	—	—	587
Total	$21,966	$—	$21,379	$587
Liabilities
Earn out consideration (Note b, d)	$18,240	$—	$—	$18,240
Derivative instruments (Note b, c)	78,447	—	78,447	—
Deferred compensation plan liability (b, g)	598	—	—	598
Total	$97,285	$—	$78,447	$18,838

(a)	Included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.
(b)	Included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.
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

(f)

Deferred compensation plan assets consist of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on the fair value of the underlying assets included in the insurance portfolio and are therefore classified within level 3 of the valuation hierarchy.

(g)

The fair value of the deferred compensation plan liability is derived based on the fair value of the underlying assets in the insurance policies and is therefore classified within level 3 of the valuation hierarchy.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2017 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Opening balance	$23,274	$23,609	$22,435	$24,732
Earn-out consideration payable in connection with acquisitions	—	—	2,320	—
Payments made on earn-out consideration	(5,756)	(83)	(7,239)	(1,559)
Change in fair value of earn out consideration (Note a)	11	(5,341)	(1,414)	(5,974)
Others (Note b)	470	55	1,897	1,041
Ending balance	$17,999	$18,240	$17,999	$18,240
(a) Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

(b) “Others” is comprised of interest expense included in “interest income (expense), net” and the impact of changes in foreign exchange reported in “foreign exchange gains (losses), net” in the consolidated statements of income. This change also includes a cumulative translation adjustment reported as a component of other comprehensive income (loss).

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2017 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Opening balance	$—	$—	$—	$—
Redemptions	—	—	—	—
Additions	—	595	—	595
Change in fair value of deferred compensation plan assets (note a)	—	13	—	13
Others (note b)	—	(20)	—	(20)
Closing balance	$—	$588	$—	$588

(a)	Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.
(b)	“Others” is comprised of certain administrative charges which are reported in “selling, general and administrative expenses” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2017 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Opening balance	$—	$—	$—	$—
Redemptions	—	—	—	—
Additions	—	595	—	595
Change in fair value of deferred compensation plan liabilities (note a)	—	3	—	3
Others	—	—	—	—
Closing balance	$—	$598	$—	$598

(a)	Changes in the fair value of deferred compensation liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,289,400	$1,102,600	$54,398	$(69,482)
United States Dollars (sell) Mexican Peso (buy)	9,000	3,000	(441)	149
United States Dollars (sell) Philippines Peso (buy)	76,650	44,400	69	(3,129)
Euro (sell) United States Dollars (buy)	170,542	112,635	(2,069)	3,788
Pound Sterling (buy) United States Dollars (sell)	24,041	21,326	253	(447)
Euro (sell) Romanian Leu (buy)	35,826	24,455	(892)	(212)
Japanese Yen (sell) Chinese Renminbi (buy)	60,768	35,463	1,918	(1,011)
Pound Sterling (sell) United States Dollars (buy)	80,871	40,855	(2,478)	(333)
Australian Dollars (sell) United States Dollars (buy)	136,092	81,250	(5,180)	2,104
Interest rate swaps (floating to fixed)	432,117	413,598	9,332	11,505
			54,910	(57,068)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

(a)

Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit, foreign exchange, interest rate or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements.

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018
Assets
Prepaid expenses and other current assets	$43,557	$12,664	$4,635	$1,041
Other assets	$24,906	$7,674	$—	$—
Liabilities
Accrued expenses and other current liabilities	$10,092	$31,831	$254	$9,418
Other liabilities	$7,842	$37,198	$—	$—

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

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended September 30,						Nine months ended September 30,
	2017			2018			2017			2018
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$52,167	$(19,438)	$32,729	$(10,277)	$1,824	$(8,453)	$37,461	$(13,979)	$23,482	$50,529	$(14,436)	$36,093
Adoption of ASU 2018-02 (refer to note 24)	—	—	—	—	—	—	—	—	—	—	2,265	2,265
Net gains (losses) reclassified into statement of income on completion of hedged transactions	15,451	(5,716)	9,735	173	47	220	40,251	(14,815)	25,436	12,734	(2,329)	10,405
Changes in fair value of effective portion of outstanding derivatives, net	(7,760)	2,621	(5,139)	(38,242)	9,544	(28,698)	31,746	(11,937)	19,809	(86,487)	21,163	(65,324)
Gain (loss) on cash flow hedging derivatives, net	(23,211)	8,337	(14,874)	(38,415)	9,497	(28,918)	(8,505)	2,878	(5,627)	(99,221)	23,492	(75,729)
Closing balance	$28,956	$(11,101)	$17,855	$(48,692)	$11,321	$(37,371)	$28,956	$(11,101)	$17,855	$(48,692)	$11,321	$(37,371)

The Company’s gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)					Amount of Gain (Loss) reclassified
	recognized in OCI on				Location of Gain (Loss)	from OCI into Statement of Income
Derivatives in	Derivatives (Effective Portion)				reclassified	(Effective Portion)
Cash Flow	Three months ended		Nine months ended		from OCI into	Three months ended		Nine months ended
Hedging	September 30,		September 30,		Statement of Income	September 30,		September 30,
Relationships	2017	2018	2017	2018	(Effective Portion)	2017	2018	2017	2018
Forward foreign exchange contracts	$(7,779)	$(38,960)	$33,132	$(91,180)	Revenue	$403	$1,002	$6,429	$(1,767)
Interest rate swaps	19	718	(1,386)	4,693	Cost of revenue	11,666	(1,510)	26,655	9,438
					Selling, general and administrative expenses	3,213	$(382)	7,368	2,543
					Interest expense	169	1,063	(201)	2,520
	$(7,760)	$(38,242)	$31,746	$(86,487)		$15,451	$173	$40,251	$12,734

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

There were no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and nine months ended September 30, 2017 and 2018, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2017	2018	2017	2018
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(1,350)	$(6,450)	$8,763	$(23,279)
		$(1,350)	$(6,450)	$8,763	$(23,279)

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

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of September 30,
	2017	2018
Advance income and non-income taxes	$51,832	$85,452
Deferred transition costs	62,029	—
Contract asset (Note 19)	—	19,932
Customer acquisition cost	19,327	—
Prepaid expenses	16,944	27,066
Derivative instruments	48,192	13,705
Employee advances	5,014	4,195
Deposits	4,719	7,290
Advances to suppliers	2,705	1,273
Others	25,580	51,093
	$236,342	$210,006

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31,	As of September 30,
	2017	2018
Property, plant and equipment, gross	$666,031	$661,689
Less: Accumulated depreciation and amortization	(459,001)	(450,307)
Property, plant and equipment, net	$207,030	$211,382

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2017 and 2018 was $32,692 and $36,500, respectively, and for the three months ended September 30, 2017 and 2018 was $11,479 and $11,864, respectively.  Computer software amortization for the nine months ended September 30, 2017 and 2018 amounted to $8,368 and $9,288, respectively, and for the three months ended September 30, 2017 and 2018 amounted to $2,963 and $3,715, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(1,211) and $(423) for the nine months ended September 30, 2017 and 2018, respectively, and $(517) and $79 for the three months ended September 30, 2017 and 2018, respectively.

  During the nine months ended September 30, 2018, the Company tested for recoverability a group of assets, comprised of computer software and a technology-related intangible asset, as a result of the termination of related customer contracts. Based on the results of its testing, the Company determined that the carrying value of the group of assets was not recoverable and the Company recorded a complete write-down of the carrying value of $1,538. This write-down has been recorded in other operating (income) expenses, net in the consolidated statement of income and has been allocated to computer software, and technology-related intangible assets, amounting to $1,200 and $338, respectively. For the three months ended September 30, 2018, the Company recorded a complete write-down of the carrying value of $688. This write-down has been recorded in other operating (income) expenses, net in the consolidated statement of income and has been allocated to computer software, amounting to $688.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2017 and nine months ended September 30, 2018:

	As of December 31,	As of September 30,
	2017	2018
Opening balance	$1,069,408	$1,337,122
Goodwill relating to acquisitions consummated during the period	229,745	91,936
Impact of measurement period adjustments	(106)	254
Effect of exchange rate fluctuations	38,075	(42,904)
Closing balance	$1,337,122	$1,386,408

The total amount of goodwill deductible for tax purposes was $120,617 and $205,581 as of December 31, 2017 and September 30, 2018, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The Company’s intangible assets are as follows:

	As of December 31, 2017			As of September 30,2018
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$369,173	$293,029	$76,144	$366,211	$297,447	$68,764
Marketing-related intangible assets	52,443	39,212	13,231	54,633	44,448	10,185
Technology-related intangible assets	54,189	28,278	25,911	58,832	34,621	24,211
Other intangible assets	3,081	2,314	767	1,170	1,044	126
Intangible assets under development	15,537	-	15,537	31,742	-	31,742
	494,423	362,833	$131,590	$512,588	$377,560	$135,028

Amortization expenses for intangible assets disclosed in the consolidated statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2017 and 2018 were $25,780 and $29,134, respectively, and for the three months ended September 30, 2017 and 2018 were $10,151 and $9,372, respectively.

Amortization expenses for technology-related, internally-developed intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the nine months ended September 30, 2017 and 2018 were $0 and $1,389, respectively, and for the three months ended September 30, 2017 and 2018 were $0 and $499, respectively.

Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $0 and $(12) for the nine months ended September 30, 2017 and 2018, respectively, and $0 and $2 for the three months ended September 30, 2017 and 2018, respectively.

The Company recorded a write-down to a technology-related intangible asset during the nine months ended September 30, 2018, as described in note 9.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2017 and September 30, 2018, the limits available were $15,064 and $13,890, respectively, of which $7,900 and $7,303 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000 which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in note 12.  Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.50% as of December 31, 2017 compared to a rate equal to LIBOR plus a margin of 1.375% as of September 30, 2018. The unutilized amount on the revolving facilities bore a commitment fee of 0.25% as of December 31, 2017 compared to a commitment fee of 0.20% as of September 30, 2018.  As of December 31, 2017 and September 30, 2018, a total of $170,978 and $332,098, respectively, was utilized, of which $170,000 and $330,000, respectively, constituted funded drawdown and $978 and $2,098, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the nine months ended September 30, 2018, the Company was in compliance with the financial covenants of the credit agreement.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt

   In August 2018, the Company amended its 2015 credit facility (“the 2015 Facility”), which was comprised of an $800,000 term loan and a $350,000 revolving credit facility. The amended facility is comprised of a $680,000 term loan, which represents the outstanding balance under the 2015 Facility as of the date of amendment, and a $500,000 revolving credit facility. The amended facility expires on August 8, 2023. The amendment did not result in a substantial modification of $550,814 of the outstanding term loan under the 2015 Facility. Further, as a result of the amendment, the Company extinguished the outstanding term loan under the 2015 Facility of $129,186 and obtained additional funding of $129,186, resulting in no change to the outstanding principal of the term loan under the amended facility.  In connection with the amendment, the Company expensed $2,029, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to the Company’s lenders related to the term loan. The overall borrowing capacity under the revolving credit facility increased from $350,000 to $500,000. The amendment of the revolving credit facility resulted in accelerated amortization of $82 relating to existing unamortized debt issuance cost. The remaining unamortized costs and an additional third party fee paid in connection with the amendment will be amortized over the term of the amended facility, which will expire on August 8, 2023.

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the nine months ended September 30, 2018, the Company was in compliance with the financial covenants.

As of December 31, 2017 and September 30, 2018, the amount outstanding under the term loan, net of debt amortization expense of $1,848 and $2,293, was $698,152 and $669,207, respectively. As of December 31, 2017 and September 30, 2018, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum and 1.375% per annum, respectively. Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of September 30, 2018 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of September 30, 2018, net of debt amortization expense, is as follows:

Year ended	Amount
2018	8,365
2019	33,483
2020	33,509
2021	33,537
2022	33,564
2023	526,749
Total	$669,207

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt (Continued)

In March 2017, Genpact Luxembourg S.à.r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519, net of an underwriting fee of $1,481. The issuance was fully guaranteed by the Company. In connection with the offering, the Company incurred other debt issuance costs of $1,161. The total debt issuance cost of $2,642 is being amortized over the life of the notes as additional interest expense. As of December 31, 2017 and September 30, 2018, the amount outstanding under the notes, net of debt amortization expense of $2,239 and $1,847, was $347,761 and $348,153 respectively, which is payable on April 1, 2022. The Issuer will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option, may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets, and during the nine months ended September 30, 2018, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%. In connection with the 3.70% senior notes private offering, the Issuer and the Company entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which the Issuer and the Company agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended.

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of September 30,
	2017	2018
Accrued expenses	$204,997	$178,414
Accrued employee cost	204,506	175,424
Earn-out consideration	14,928	17,899
Statutory liabilities	36,283	33,411
Retirement benefits	21,074	21,482
Derivative instruments	10,346	41,249
Advance from customers	25,476	—
Contract liabilities (Note 19)	—	69,152
Deferred transition revenue	52,233	—
Other liabilities	13,093	16,318
Capital lease obligations	1,546	1,359
	$584,482	$554,708

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of September 30,
	2017	2018
Accrued employee cost	$14,020	$9,062
Earn-out consideration	9,804	341
Retirement benefits	40,520	44,593
Derivative instruments	7,842	37,198
Advance from customers	790	—
Contract liabilities (Note 19)	—	54,074
Deferred transition revenue	70,900	—
Others	22,069	27,453
Capital lease obligations	2,664	2,307
	$168,609	$175,028

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

Net defined benefit plan costs for the three and nine months ended September 30, 2017 and 2018 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Service costs	$1,814	$1,762	$5,391	$5,815
Interest costs	776	900	2,303	2,834
Amortization of actuarial loss	221	344	653	899
Expected return on plan assets	(529)	(689)	(1,560)	(2,169)
Net defined benefit plan costs	$2,282	$2,317	$6,787	$7,379

On January 1, 2018, the Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The service cost is recognized within cost of revenue and selling, general and administrative expenses, depending on the functional area of the underlying employees included in the plans, and the non-operating components of net benefit plan costs are included within other income (expense), net in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Defined contribution plans

During the three and nine months ended September 30, 2017 and 2018, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
India	$5,731	$6,269	$16,514	$18,274
U.S.	2,228	2,463	9,148	9,421
U.K.	1,887	2,033	5,961	7,357
China	4,132	4,388	11,700	13,190
Other regions	1,006	980	3,083	3,312
Total	$14,984	$16,133	$46,406	$51,554

Deferred compensation plan

On July 1, 2018, Genpact LLC, a wholly-owned subsidiary of the Company, adopted an executive deferred compensation plan (the “Plan”). The Plan will provide a select group of U.S.-based members of Company management with the opportunity to defer from 1% to 80% of their base salary and from 1% to 100% of their qualifying bonus compensation (or such other minimums or maximums as determined by the Plan administrator from time to time) pursuant to the terms of the Plan. Participant deferrals are 100% vested at all times.  The Plan also allows for discretionary supplemental employer contributions by the Company, in its sole discretion, which will be subject to a two-year vesting schedule (50% vesting on the one-year anniversary of approval of the contribution and 50% vesting on the second year anniversary of approval of the contribution) or such other vesting schedule as determined by the Company.

The Plan will also provide an option for participants to elect to receive deferred compensation and earnings thereon on either fixed date(s) no earlier than two years following the applicable Plan year (or end of the applicable performance period for performance-based bonus compensation) or following a separation from service, in each case either in a lump sum or in annual installments over a term of up to 15 years.  Each Plan participant’s compensation deferrals and discretionary supplemental employer contributions (if any) will be credited or debited with notional investment gains and losses equal to the experience of selected hypothetical investment funds offered under the Plan and elected by the participant.

The liability for the deferred compensation plan was $0 and $598 as of December 31, 2017 and September 30, 2018, respectively, and is included in “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $0 and $587 as of December 31, 2017 and September 30, 2018, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the three and nine months ended September 30, 2017 and 2018, the change in the fair value of Plan assets was $0 and $(8), respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three and nine months ended September 30, 2017 and 2018, the change in the fair value of deferred compensation liabilities was $0 and $3, respectively, which is included in “selling, general and administrative expenses.”

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

Stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2017 and September 30, 2018 were $21,985 and $31,567, respectively, and for the three months ended September 30, 2017 and 2018 were $9,907 and $13,224, respectively. These costs have been allocated to “cost of revenue” and “selling, general, and administrative expenses.”

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

The following table shows the significant assumptions used in determining the fair value of options granted in the nine months ended September 30, 2017 and September 30, 2018.

	Nine months ended September 30, 2017	Nine months ended September 30, 2018
Dividend yield	0.97%	0.95%-1.01%
Expected life (in months)	84	84
Risk-free rate of interest	2.25%	2.67%-2.93%
Volatility	24.28%	22.55%-22.73%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the nine months ended September 30, 2018 is set out below:

	Nine months ended September 30, 2018
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2018	5,134,645	$19.52	5.6	$—
Granted	2,638,106	30.47	—	—
Forfeited	(70,000)	27.65	—	—
Expired	—	—	—	—
Exercised	(441,076)	16.46	—	6,242
Outstanding as of September 30, 2018	7,261,675	$23.61	6.6	$51,236
Vested as of September 30, 2018 and expected to vest thereafter (Note a)	7,086,270	$23.50	6.6	$50,729
Vested and exercisable as of September 30, 2018	3,313,570	$17.69	4.0	$42,801
Weighted average grant date fair value of grants during the period	$8.32

  (a) Options expected to vest reflect an estimated forfeiture rate.

As of September 30, 2018, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $23,616, which will be recognized over the weighted average remaining requisite vesting period of 4.2 years.

Restricted share units

The Company has granted restricted share units, or RSUs, under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the nine months ended September 30, 2018 is set out below:

	Nine months ended September 30, 2018
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	1,605,251	$26.17
Granted	478,562	30.50
Vested (Note a)	(314,135)	25.17
Forfeited	(174,536)	26.91
Outstanding as of September 30, 2018	1,595,142	$27.59
Expected to vest (Note b)	1,382,971

(a)

209,076 RSUs that vested during the period were net settled upon vesting by issuing 140,167 shares (net of minimum statutory tax withholding). 52,875 RSUs vested in the year ended December 31, 2017, shares in respect of which will be issuable on December 31, 2018 after withholding shares to the extent of minimum statutory withholding taxes. 52,184 RSUs vested in the nine months ended September 30, 2018, in respect of which shares will be issuable in October 2018 after withholding shares to the extent of minimum statutory withholding taxes.

(b)	The number of RSUs expected to vest reflects an estimated forfeiture rate.

52,482 RSUs vested in the year ended December 31, 2016, in respect of which 52,055 shares were issued during the nine months ended September 30, 2018 after withholding shares to the extent of minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of September 30, 2018, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $28,789, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

A summary of PU activity during the nine months ended September 30, 2018 is set out below:

	Nine months ended September 30, 2018
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2018	2,900,940	$24.40	2,900,940
Granted	1,682,740	30.62	3,365,480
Vested (Note a)	(1,087,751)	22.73	(1,087,751)
Forfeited	(215,336)	25.50	(234,236)
Adjustment upon final determination of level of performance goal achievement (Note b)	(4,780)	25.22
Adjustment upon final determination of level of performance goal achievement (Note b)			(4,780)
Outstanding as of September 30, 2018	3,275,813	$28.08	4,939,653
Expected to vest (Note c)	2,814,209

(a)	PUs that vested during the period were net settled upon vesting by issuing 691,958 shares (net of minimum statutory tax withholding).
(b)	Represents an adjustment made in March 2018 to the number of shares subject to the PUs granted in 2017 upon certification of the level of achievement of the performance targets underlying such awards.
(c)	The number of PUs expected to vest has been adjusted by an estimated forfeiture rate.

As of September 30, 2018, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $52,234, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.

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

During the nine months ended September 30, 2017 and 2018, 150,265 and 181,643 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the nine months ended September 30, 2017 and 2018 was $417 and $591, respectively, and for the three months ended September 30, 2017 and 2018 was $144 and $210, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

17. Capital stock

Share repurchases

As of December 31, 2016, the Company’s board of directors (the “Board”) had authorized the Company to repurchase up to $750,000 of the Company’s common shares under its existing share repurchase program. On February 10, 2017, the Board approved up to an additional $500,000 in share repurchases, bringing the total authorization under the Company’s existing program to $1,250,000. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

During the nine months ended September 30, 2017 and September 30, 2018, the Company also repurchased 808,293 and 4,114,882 of its common shares, respectively, on the open market at a weighted average price of $24.48 and $31.62 per share, respectively, for an aggregate cash amount of $19,784 and $130,103, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2017 and September 30, 2018, retained earnings were reduced by the direct costs related to share repurchases of $16 and $82, respectively..

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

On February 12, 2018, the Company announced that its Board of Directors had approved a 25% increase in its quarterly cash dividend to $0.075 per share, up from $0.06 per share in 2017, representing a planned annual dividend of $0.30 per common share, up from $0.24 per share in 2017, payable to holders of the Company’s common shares. On March 21, 2018, June 20, 2018 and September 19, 2018, the Company paid dividends of $0.075 per share, amounting to $14,408, $14,240 and $14,253 in the aggregate, to shareholders of record as of March 9, 2018, June 8, 2018 and September 10, 2018, respectively.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,122,559 and 2,051,062 for the nine months ended September 30, 2017 and 2018, respectively, and 1,113,307 and 3,222,303 for the three months ended September 30, 2017 and 2018, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Net income available to Genpact Limited common shareholders	$73,745	$73,603	$196,029	$202,872
Weighted average number of common shares used in computing basic earnings per common share	192,124,366	190,024,924	194,221,162	190,991,405
Dilutive effect of stock-based awards	2,823,333	3,090,845	2,890,852	3,265,366
Weighted average number of common shares used in computing dilutive earnings per common share	194,947,699	193,115,769	197,112,014	194,256,771
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.38	$0.39	$1.01	$1.06
Diluted	$0.38	$0.38	$0.99	$1.04

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues

Disaggregation of revenue

In the following tables, the Company’s revenue is disaggregated by customer classification, service type, major industrial vertical and location of service delivery center.

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
GE	$72,241	$64,507	$204,687	$188,000
Global Clients	636,583	683,471	1,797,829	1,977,451
Total net revenues	$708,824	$747,978	$2,002,516	$2,165,451

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Business process outsourcing	$583,273	$622,940	$1,650,783	$1,802,912
Information technology services	125,551	125,038	351,733	362,539
Total net revenues	$708,824	$747,978	$2,002,516	$2,165,451

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Banking, financial services and insurance	$283,239	$261,501	$790,822	$815,914
Consumer goods, retail, life sciences and healthcare	212,453	225,570	613,990	633,744
High tech, manufacturing and services	213,132	260,907	597,704	715,793
Total net revenues	$708,824	$747,978	$2,002,516	$2,165,451

         The Company has reclassified the disaggregation of its revenue to reflect how the Company groups its clients into key industry verticals. Revenue from prior periods is also presented based on the classifications used in the current period.

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
India	$442,463	$408,169	$1,265,841	$1,262,225
Asia, other than India	75,493	83,844	212,902	241,535
North and Latin America	108,964	152,121	303,022	456,241
Europe	81,904	103,844	220,751	205,450
Total net revenues	$708,824	$747,978	$2,002,516	$2,165,451

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

The following table provides details of the Company’s contract liabilities:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
Particulars	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue
Opening balance	$30,341	$98,962	$26,266	$101,785
Impact of opening balance offset	—	$23,735	—	$21,348
Gross opening balance	$30,341	$122,697	$26,266	$123,133
Additions	9,152	16,881	25,888	49,592
Effect of business combinations	273	75	273	75
Revenue recognized	(11,934)	(21,143)	(23,837)	(53,499)
Currency translation adjustments	(147)	(383)	(905)	(1,174)
Gross closing balance	$27,685	$118,127	$27,685	$118,127
Impact of closing balance offset with contract assets	—	(22,586)	—	(22,586)
Closing balance (Note a)	$27,685	$95,541	$27,685	$95,541

(a) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of September 30, 2018:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$96,086	42,012	37,242	15,224	1,608

The Company has applied the practical expedient related to contract duration and has not disclosed information about remaining performance obligations that have original expected durations of one year or less.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues (Continued)

The following table provides details of the Company’s contract assets:

Particulars	Three months ended September 30, 2018	Nine months ended September 30, 2018
Opening balance	$41,671	$43,366
Impact of opening balance offset	23,735	21,348
Gross opening balance	$65,406	$64,714
Additions	9,710	29,228
Reduction in revenue recognized	(10,706)	(29,532)
Gross closing balance	$64,410	$64,410
Impact of closing balance offset with contract liability	(22,586)	(22,586)
Closing balance (Note b)	$41,824	$41,824

(b) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

The following table provides details of the Company’s contract cost assets:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$24,808	$137,370	$23,227	$139,284
Closing balance	26,459	133,651	26,459	133,651
Amortization	3,666	19,974	10,509	54,874

20. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Personnel expenses	$292,852	$326,717	$846,598	$959,648
Operational expenses	123,995	141,236	346,300	389,702
Depreciation and amortization	11,943	13,459	33,737	39,284
	$428,790	$481,412	$1,226,635	$1,388,634

21. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Personnel expenses	$126,545	$125,838	$371,657	$380,532
Operational expenses	42,984	39,551	121,664	126,860
Depreciation and amortization	2,499	2,621	7,323	7,893
	$172,028	$168,010	$500,644	$515,285

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

22. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Other operating (income) expense	$(75)	$(191)	$(7,103)	$(477)
Provision for impairment of intangible assets and property, plant and equipment	-	688	-	1,538
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	11	(5,341)	$(1,414)	$(5,974)
Other operating (income) expense, net	$(64)	$(4,844)	$(8,517)	$(4,913)

23. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Interest income	$2,549	$3,328	$4,543	$8,472
Interest expense	(11,273)	(12,467)	(28,610)	(36,118)
Interest income (expense), net	$(8,724)	$(9,139)	$(24,067)	$(27,646)

24. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. The Tax Act also establishes new tax laws that will affect 2018 and subsequent years, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

The Company’s effective tax rate (“ETR”) was 20.8% for the nine months ended September 30, 2018, up from 18.4% for the nine months ended September 30, 2017. The Company’s tax expense for the nine months ended September 30, 2018 includes the impact of certain discrete items amounting to $6,589, resulting in higher tax expense, including estimated tax expenses as a result of certain provisions under the Tax Act, the partial expiration of tax holidays in India and changes in the jurisdictional mix of the Company’s income. The Company’s tax expense was partially offset by tax benefits recorded on employment-related tax deductions in India and by certain tax-exempt income.

The Company’s ETR was 24.7% in the third quarter of 2018, up from 18.4% in the third quarter of 2017. The quarterly tax expense includes certain discrete items recorded in the third quarter of 2018 amounting to $4,749, resulting in higher tax expense, including estimated tax expense for certain provisions under the Tax Act, the partial expiration of tax holidays in India and changes in the jurisdictional mix of the Company’s income. The tax expense is partially offset by tax benefits recorded on employment-related tax deductions in India and by certain tax-exempt income.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

24. Income taxes (Continued)

The Company completed its accounting for the transition tax liability under the Tax Act during the third quarter of 2018 without any impact on ETR. As of September 30, 2018, based on the final calculation of the earnings and profit pool of the Company’s controlled foreign corporations, the Company determined that there was no material change in its previous estimates of the transition tax liability.

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

As of December 31, 2017, due to a reduction in the U.S. federal corporate income tax rate under the Tax Act from 35% to 21%, the Company revalued its net deferred tax assets, including deferred tax liabilities recorded through AOCI. Based on this revaluation, the Company recorded a tax gain of $2,265 relating to derivatives, reducing its net deferred tax liability balance, which was recorded as an income tax benefit in continuing operations for the year ended December 31, 2017.

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

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2018 to September 30, 2018:

2018
Opening Balance at January 1	$26,060
Increase related to prior year tax positions, including recorded in acquisition accounting	228
Decrease related to prior year tax positions	(236)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(1,244)
Effect of exchange rate changes	(2,134)
Closing Balance at September 30	$22,674

The Company’s unrecognized tax benefits as of September 30, 2018 include an amount of $21,492, which, if recognized, would impact the effective tax rate. As of September 30, 2018 and December 31, 2017, the Company had accrued approximately $4,578 and $4,614, respectively, in interest relating to unrecognized tax benefits. During the year ended December 31, 2017 and the nine months ended September 30, 2018, the company recognized approximately $(224) and $542, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2017 and September 30, 2018, the Company had accrued approximately $1,033 and $931, respectively, for penalties.

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

During the nine months ended September 30, 2017 and 2018, the Company recognized net revenues of $299 and $552, respectively, and for the three months ended September 30, 2017 and 2018, the Company recognized net revenues of $112 and $113, respectively, from a client that is a significant shareholder of the Company.

During the nine months ended September 30, 2017, the Company recognized net revenues of $5,400, and during the three months ended September 30, 2017, the Company recognized net revenues of $0, from a client that was a non-consolidating affiliate of the Company.

Cost of revenue

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the nine months ended September 30, 2017 and 2018, cost of revenue includes an amount of $1,245 and $863, respectively, and for the three months ended September 30, 2017 and 2018, cost of revenue includes an amount of $336 and $414, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the nine months ended September 30, 2017 and 2018, selling, general and administrative expenses include an amount of $199 and $158, respectively, and for the three months ended September 30, 2017 and 2018, selling, general and administrative expenses include an amount of $51 and $68, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the three and nine months ended September 30, 2017 and 2018, the Company engaged a significant shareholder to provide certain services to the Company, the costs of which are included in selling, general and administrative expenses. For the nine months ended September 30, 2017 and 2018, selling, general and administrative expenses include an amount of $51 and $20, respectively, and for the three months ended September 30, 2017 and 2018, selling, general and administrative expenses include an amount of $6 and $10, respectively.

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

As of December 31, 2017 and September 30, 2018, the Company’s investments in its non-consolidating affiliates amounted to $886 and $825, respectively.

Others

During the nine months ended September 30, 2017, the Company also entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $477.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

25. Related party transactions (Continued)

During the nine months ended September 30, 2017, the Company made payments of $3,847 in the aggregate to one of its non-consolidating affiliates under a tax-sharing arrangement in the U.K. This amount represents a portion of the non-consolidated affiliate’s net operating losses surrendered to the Company under the tax sharing arrangement for the years 2015 and 2016. On June 30, 2017, this non-consolidating affiliate ceased to be a related party.

26. Other Income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Government incentives	$-	$5,154	$11,882	$30,850
Other income/(expense)	(4,498)	231	(4,267)	(167)
Other Income (expense), net	$(4,498)	$5,385	$7,615	$30,683

27. Commitments and contingencies

Capital commitments

As of December 31, 2017 and September 30, 2018, the Company has committed to spend $8,314 and $8,901, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $8,879 and $9,401 as of December 31, 2017 and September 30, 2018, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

28. Subsequent Events

Dividend

On October 23, 2018, the Company announced that its Board of Directors has declared a dividend for the fourth quarter of 2018 of $0.075 per common share, which is payable on or about December 19, 2018 to shareholders of record as of the close of business on December 10, 2018. The declaration of any future dividends will be at the discretion of the Board of Directors.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$6,027	$482	$394,721	$—	$401,230
Accounts receivable intercompany, net	98,549	—	—	(98,549)	—
Accounts receivable, net	—	—	710,045	—	710,045
Intercompany loans	350,668	1,300	1,745,710	(2,097,678)	—
Intercompany other receivable	11,807	72,048	153,163	(237,018)	—
Prepaid expenses and other current assets	674	2,219	207,113	—	210,006
Total current assets	$467,725	$76,049	$3,210,752	$(2,433,245)	$1,321,281
Property, plant and equipment, Net	427	—	210,955	—	211,382
Intercompany loans	100,000	—	500,000	(600,000)	—
Deferred tax assets	—	—	94,212	—	94,212
Investment in subsidiaries	529,208	2,899,161	495,007	(3,923,376)	—
Investment in equity affiliates	—	—	825	—	825
Investment in debentures, intercompany	551,344	—	—	(551,344)	—
Intercompany other receivable	—	68,866	—	(68,866)	—
Intangible assets, net	—	—	135,028	—	135,028
Goodwill	—	—	1,386,408	—	1,386,408
Contract cost assets	—	—	160,110	—	160,110
Other assets	631	—	146,752	—	147,383
Total assets	$1,649,335	$3,044,076	$6,340,049	$(7,576,831)	$3,456,629

Liabilities and equity
Current liabilities
Short-term borrowings	$100,000	$—	$230,000	$—	$330,000
Intercompany loans	33,674	1,772,537	291,467	(2,097,678)	—
Current portion of long-term debt	4,965	—	28,511	—	33,476
Accounts payable	56	—	14,380	—	14,436
Intercompany accounts payable	—	—	98,549	(98,549)	—
Income taxes payable	523	-	73,044	—	73,567
Intercompany other payable	87,298	65,376	84,344	(237,018)	—
Accrued expenses and other current liabilities	6,042	4,238	544,428	—	554,708
Total current liabilities	$232,558	$1,842,151	$1,364,723	$(2,433,245)	$1,006,187
Long-term debt, less current portion	441,766	—	542,118	—	983,884
Deferred tax liabilities	—	—	6,512	—	6,512
Intercompany other payable	—	—	68,866	(68,866)	—
Non current intercompany loans payable	500,000	—	651,344	(1,151,344)	—
Other liabilities	340	152	174,536	—	175,028
Total liabilities	$1,174,664	$1,842,303	$2,808,099	$(3,653,455)	$2,171,611

Redeemable non-controlling interest	—	—	—	—	—
Shareholders' equity	474,671	1,201,773	3,531,950	(3,923,376)	1,285,018
Commitments and contingencies	—	—	—	—	—
Total liabilities, redeemable non-controlling interest and equity	$1,649,335	$3,044,076	$6,340,049	$(7,576,831)	$3,456,629

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,507	$2,136	$497,825	$—	$504,468
Accounts receivable intercompany, net	82,935	—	—	(82,935)	—
Accounts receivable, net	—	—	693,085	—	693,085
Intercompany loans	194,854	—	1,620,537	(1,815,391)	—
Intercompany other receivable	25,343	82,631	89,189	(197,163)	—
Prepaid expenses and other current assets	311	1,276	234,755	—	236,342
Total current assets	$307,950	$86,043	$3,135,391	$(2,095,489)	$1,433,895
Property, plant and equipment, net	391	—	206,639	—	207,030
Intercompany loans	—	—	500,000	(500,000)	—
Deferred tax assets	—	—	76,929	—	76,929
Investment in subsidiaries	426,410	2,864,386	529,179	(3,819,975)	—
Investment in equity affiliates	—	—	886	—	886
Investment in debentures, intercompany	717,909	—	—	(717,909)	—
Intercompany other receivable	—	49,761	—	(49,761)	—
Intangible assets, net	—	—	131,590	—	131,590
Goodwill	—	—	1,337,122	—	1,337,122
Other assets	—	—	262,169	—	262,169
Total assets	$1,452,660	$3,000,190	$6,179,905	$(7,183,134)	$3,449,621

Liabilities and equity
Current liabilities
Short-term borrowings	$—	$—	$170,000	$—	$170,000
Intercompany loans	38,000	1,597,537	179,854	(1,815,391)	—
Current portion of long-term debt	—	—	39,226	—	39,226
Accounts payable	103	58	14,889	—	15,050
Intercompany accounts payable	—	—	82,935	(82,935)	—
Income taxes payable	885	—	29,141	—	30,026
Intercompany other payable	29,526	59,266	108,371	(197,163)	—
Accrued expenses and other current liabilities	5,995	2,390	576,097	—	584,482
Total current liabilities	$74,509	$1,659,251	$1,200,513	$(2,095,489)	$838,784
Long-term debt, less current portion	347,761	—	658,926	—	1,006,687
Deferred tax liabilities	—	—	6,747	—	6,747
Intercompany other payable	—	—	49,761	(49,761)	—
Non-current intercompany loans payable	500,000	—	717,909	(1,217,909)	—
Other liabilities	1,211	153	167,245	—	168,609
Total liabilities	$923,481	$1,659,404	$2,801,101	$(3,363,159)	$2,020,827

Redeemable non-controlling interest	—	—	4750	—	4750
Shareholders' equity	529,179	1,340,786	3,374,054	(3,819,975)	1,424,044
Commitments and contingencies	—	—	—	—	—
Total liabilities, redeemable non-controlling interest and equity	$1,452,660	$3,000,190	$6,179,905	$(7,183,134)	$3,449,621

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Three months ended September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$13,243	$—	$747,978	$(13,243)	$747,978
Cost of revenue	—	707	480,705	—	481,412
Gross profit	$13,243	$(707)	$267,273	$(13,243)	$266,566

Operating expenses:
Selling, general and administrative expenses	4,935	5,154	171,164	(13,243)	168,010
Amortization of acquired intangible assets	—	—	9,372	—	9,372
Other operating (income) expense, net	—	—	(4,844)	—	(4,844)
Income (loss) from operations	$8,308	$(5,861)	$91,581	$-	$94,028
Foreign exchange gains (losses), net	(299)	372	7,377	—	7,450
Interest income (expense), net	(4,651)	—	(4,488)	—	(9,139)
Intercompany interest income (expense), net	18,031	(6,291)	(11,740)	—	—
Other income (expense), net	—	—	5,385	—	5,385
Income (loss) before equity-method investment activity, net and income tax expense	$21,389	$(11,780)	$88,115	$-	$97,724
Gain (loss) on equity-method investment activity, net	11,069	85,383	19,820	(116,279)	(7)
Income before income tax expense	$32,458	$73,603	$107,935	$(116,279)	$97,717
Income tax expense	1,567	—	22,547	—	24,114
Net income	$30,891	$73,603	$85,388	$(116,279)	$73,603
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—
Net income attributable to Genpact Limited shareholders	$30,891	$73,603	$85,388	$(116,279)	$73,603

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Nine months ended September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$37,301	$—	$2,165,451	$(37,301)	$2,165,451
Cost of revenue	—	707	1,387,927	—	1,388,634
Gross profit	$37,301	$(707)	$777,524	$(37,301)	$776,817

Operating expenses:
Selling, general and administrative expenses	8,936	16,916	526,800	(37,367)	515,285
Amortization of acquired intangible assets	48	—	29,086	—	29,134
Other operating (income) expense, net	17	—	(4,930)	—	(4,913)
Income (loss) from operations	$28,300	$(17,623)	$226,568	$66	$237,311
Foreign exchange gains (losses), net	862	874	13,317	—	15,053
Interest income (expense), net	(11,629)	—	(16,017)	—	(27,646)
Intercompany interest income (expense), net	58,156	(13,594)	(44,562)	—	—
Other income (expense), net	—	—	30,683	—	30,683
Income (loss) before equity-method investment activity, net and income tax expense	$75,689	$(30,343)	$209,989	$66	$255,401
Gain (loss) on equity-method investment activity, net	22,100	233,215	81,864	(337,201)	(22)
Income before income tax expense	$97,789	$202,872	$291,853	$(337,135)	$255,379
Income tax expense	4,854	—	48,414	—	53,268
Net income	$92,935	$202,872	$243,439	$(337,135)	$202,111
Net loss attributable to redeemable non-controlling interest		—	(761)	—	(761)
Net income attributable to Genpact Limited shareholders	$92,935	$202,872	$244,200	$(337,135)	$202,872

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Three months ended September 30, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$11,856	$—	$708,824	$(11,856)	$708,824
Cost of revenue	43	2,548	426,199	—	428,790
Gross profit	$11,813	$(2,548)	$282,625	$(11,856)	$280,034

Operating expenses:
Selling, general and administrative expenses	2,077	1,965	179,842	(11,856)	172,028
Amortization of acquired intangible assets	—	—	10,151	—	10,151
Other operating (income) expense, net	11	—	(75)	—	(64)
Income (loss) from operations	$9,725	$(4,513)	$92,707	$-	$97,919
Foreign exchange gains (losses), net	26	3	5,016	—	5,045
Interest income (expense), net	(3,658)	—	(5,066)	—	(8,724)
Intercompany interest income (expense), net	25,273	(2,650)	(22,623)	—	—
Other income (expense), net	1	—	(4,499)	—	(4,498)
Income (loss) before equity-method investment activity, net and income tax expense	$31,367	$(7,160)	$65,535	$-	$89,742
Gain (loss) on equity-method investment activity, net	7,694	80,905	33,784	(122,383)	-
Income before income tax expense	$39,061	$73,745	$99,319	$(122,383)	$89,742
Income tax expense	5,275	—	11,306	—	16,581
Net income	$33,786	$73,745	$88,013	$(122,383)	$73,161
Net loss attributable to redeemable non-controlling interest	—	—	584	—	584
Net income attributable to Genpact Limited shareholders	$33,786	$73,745	$88,597	$(122,383)	$73,745

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Nine months ended September 30, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$34,582	$—	$2,002,516	$(34,582)	$2,002,516
Cost of revenue	159	4,024	1,222,452	—	1,226,635
Gross profit	$34,423	$(4,024)	$780,064	$(34,582)	$775,881

Operating expenses:
Selling, general and administrative expenses	6,227	12,376	516,623	(34,582)	500,644
Amortization of acquired intangible assets	—	—	25,780	—	25,780
Other operating (income) expense, net	(1,130)	—	(7,387)	—	(8,517)
Income (loss) from operations	$29,326	$(16,400)	$245,048	$-	$257,974
Foreign exchange gains (losses), net	3,054	(2)	(1,007)	—	2,045
Interest income (expense), net	10,517	—	(34,584)	—	(24,067)
Intercompany interest income (expense), net	52,106	(7,419)	(44,687)	—	—
Other income (expense), net	(0)	1	7,614	—	7,615
Income (loss) before equity-method investment activity, net and income tax expense	$95,003	$(23,820)	$172,384	$-	$243,567
Gain (loss) on equity-method investment activity, net	15,655	219,849	102,056	(342,127)	(4,567)
Income before income tax expense	$110,658	$196,029	$274,440	$(342,127)	$239,000
Income tax expense	8,600	—	35,697	—	44,297
Net income	$102,058	$196,029	$238,743	$(342,127)	$194,703
Net loss attributable to redeemable non-controlling interest	—	—	1,326	—	1,326
Net income attributable to Genpact Limited shareholders	$102,058	$196,029	$240,069	$(342,127)	$196,029

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
	Three months ended September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$30,891	$73,603	$85,388	$(116,279)	$73,603	$—
Other comprehensive income:
Currency translation adjustments	(35,035)	(58,134)	(58,134)	93,169	$(58,134)	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(29,242)	(28,918)	(28,918)	58,160	(28,918)	—
Retirement benefits, net of taxes	(6)	692	692	(686)	692	—
Other comprehensive income (loss)	(64,283)	(86,360)	(86,360)	150,643	(86,360)	—
Comprehensive income (loss)	$(33,392)	$(12,757)	$(972)	$34,364	$(12,757)	$—

	Nine months ended September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$92,935	$202,872	$244,200	$(337,135)	$202,872	$(761)
Other comprehensive income:
Currency translation adjustments	(88,743)	(141,150)	(141,150)	229,893	(141,150)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(71,352)	(75,729)	(74,279)	145,631	(75,729)	—
Retirement benefits, net of taxes	67	1,822	1,198	(1,265)	1,822	—
Other comprehensive income (loss)	(160,028)	(215,057)	(214,231)	374,259	(215,057)	(424)
Comprehensive income (loss)	$(67,093)	$(12,185)	$29,969	$37,124	$(12,185)	$(1,185)

	Three months ended September 30, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$33,785	$73,745	$80,904	$(114,689)	$73,745	$(584)
Other comprehensive income:
Currency translation adjustments	(3,138)	(4,185)	(4,185)	7,323	(4,185)	(256)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(14,420)	(14,874)	(14,874)	29,294	(14,874)	—
Retirement benefits, net of taxes	(7)	369	369	(362)	369	—
Other comprehensive income (loss)	(17,565)	(18,690)	(18,690)	36,255	(18,690)	(256)
Comprehensive income (loss)	$16,220	$55,055	$62,214	$(78,434)	$55,055	$(840)

	Nine months ended September 30, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$102,057	$196,029	$232,372	$(334,429)	$196,029	$(1,326)
Other comprehensive income:
Currency translation adjustments	56,965	67,527	67,527	(124,492)	67,527	(334)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(5,046)	(5,627)	(5,627)	10,673	(5,627)	—
Retirement benefits, net of taxes	63	711	711	(774)	711	—
Other comprehensive income (loss)	51,982	62,611	62,611	(114,593)	62,611	(334)
Comprehensive income (loss)	$154,039	$258,640	$294,983	$(449,022)	$258,640	$(1,660)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Cash Flow

	Nine months ended September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(169,540)	$(896)	$(9,110)	$382,352	$202,806
Investing activities
Purchase of property, plant and equipment	(1)	—	(68,026)	—	(68,027)
Payment for internally generated intangible assets (including intangibles under development)	—	—	(19,397)	—	(19,397)
Proceeds from sale of property, plant and equipment	—	—	499	—	499
Investment in equity affiliates	—	—	-	—	-
Investment in subsidiaries	(109,759)	—	8,861	100,898	-
Proceeds from redemption of debentures, intercompany	91,761	—	-	(91,761)	-
Payment for business acquisitions, net of cash acquired	—	—	(108,105)	—	(108,105)
Payment for purchase of redeemable non-controlling interest	—	—	(4,730)	—	(4,730)
Net cash (used for) provided by investing activities	$(17,999)	$—	(190,898)	$9,137	$(199,760)
Financing activities
Repayment of capital lease obligations	—	—	(1,954)	—	(1,954)
Payment of debt issuance costs	—	—	(4,293)	—	(4,293)
Proceeds from long-term debt	100,000	—	29,186	—	129,186
Repayment of long-term debt	(1,225)	—	(156,461)	—	(157,686)
Proceeds from short-term borrowings	100,000	—	125,000	—	225,000
Repayment of Short-term borrowings	—	—	(65,000)	—	(65,000)
Proceeds from intercompany loans	58,638	226,500	298,467	(583,605)	—
Repayment of intercompany loans	(62,979)	(51,500)	(86,839)	201,318	—
Proceeds from issuance of common shares under stock-based compensation plans	—	12,275	100,963	(100,963)	12,275
Payment for net settlement of stock-based awards	—	(14,947)	—	—	(14,947)
Payment of earn-out/deferred consideration	—	—	(1,559)	—	(1,559)
Dividend paid	—	(42,901)	—	—	(42,901)
Payment for stock repurchased and retired	—	(130,103)	—	—	(130,103)
Payment for expenses related to stock repurchase	—	(82)	—	—	(82)
Payment for redemption of debentures, intercompany	—	—	(91,761)	91,761	—
Net cash (used for) provided by financing activities	$194,434	$(758)	$145,749	$(391,489)	$(52,064)
Effect of exchange rate changes	(5,375)	—	(48,845)	—	(54,220)
Net increase (decrease) in cash and cash equivalents	6,895	(1,654)	(54,259)	—	(49,018)
Cash and cash equivalents at the beginning of the period	4,507	2,136	497,825	—	504,468
Cash and cash equivalents at the end of the period	$6,027	$482	$394,721	$—	$401,230

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Guarantor financial information (continued)

Condensed Consolidating Statement of Cash Flow

	Nine months ended September 30, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(328,318)	$(8,754)	$(38,990)	$639,755	$263,693
Investing activities
Purchase of property, plant and equipment	—	—	(47,510)	—	(47,510)
Payment for internally generated intangible assets (including intangibles under development)	—	—	(8,950)	—	(8,950)
Proceeds from sale of property, plant and equipment	—	—	1,648	—	1,648
Investment in equity affiliates	—	—	(496)	—	(496)
Investment in subsidiaries	—	—	—	—	—
Payment for business acquisitions, net of cash acquired	—	—	(277,549)	—	(277,549)
Net cash (used for) provided by investing activities	$—	$—	$(332,857)	$-	$(332,857)
Financing activities
Repayment of capital lease obligations	—	—	(2,199)	—	(2,199)
Payment of debt issuance costs	(1,481)	—	—	—	(1,481)
Proceeds from long-term debt	350,000	—	—	—	350,000
Repayment of long-term debt	—	—	(30,000)	—	(30,000)
Proceeds from short-term borrowings	—	—	275,000	—	275,000
Repayment of short-term borrowings	—	—	(275,000)	—	(275,000)
Proceeds from intercompany loans	10,000	255,500	588,370	(853,870)	—
Repayment of intercompany loans	(34,615)	—	(179,500)	214,115	—
Proceeds from issuance of common shares under stock-based compensation plans	—	12,835	(1)	—	12,834
Payment for net settlement of stock-based awards	—	(10,296)	—	—	(10,296)
Payment of earn-out/deferred consideration	—	—	(6,219)	—	(6,219)
Dividend paid	—	(35,096)	—	—	(35,096)
Payment for stock repurchased and retired	—	(219,784)	—	—	(219,784)
Payment for expenses related to stock repurchase	—	(16)	—	—	(16)
Net cash (used for) provided by financing activities	$323,904	$3,143	$370,451	$(639,755)	$57,743
Effect of exchange rate changes	719	—	28,134	—	28,853
Net increase (decrease) in cash and cash equivalents	(4,414)	(5,611)	(1,396)	—	(11,421)
Cash and cash equivalents at the beginning of the period	11,215	7,849	403,559	—	422,623
Cash and cash equivalents at the end of the period	$7,520	$2,238	$430,297	$—	$440,055

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•

our dependence on favorable policies and tax laws that may be changed or amended in a manner adverse to us or be unavailable to us in the future, including as a result of recently adopted tax legislation in the United States, the overall impact of which is still under evaluation, and our ability to effectively execute our tax planning strategies;

•	our ability to comply with data protection laws and regulations and to maintain the security and confidentiality of personal and other sensitive data of our clients, employees or others;
•	our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services industry;
•	our ability to successfully consummate or integrate strategic acquisitions;
•	our ability to maintain pricing and asset utilization rates;

•	our ability to hire and retain enough qualified employees to support our operations;
•	increases in wages in locations in which we have operations;
•	our relative dependence on the General Electric Company (GE) and our ability to maintain our relationships with divested GE businesses;
•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR, and changes in our credit ratings;
•

our ability to meet our corporate funding needs, pay dividends and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;

•	restrictions on visas for our employees traveling to North America and Europe;
•

fluctuations in currency exchange rates between the U.S. dollar, Australian dollar, Chinese renminbi, Euro, Indian rupee, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Romanian leu and U.K. pound sterling;

•	our ability to retain senior management;
•	the selling cycle for our client relationships;
•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;
•	legislation in the United States or elsewhere that adversely affects the performance of business process outsourcing and information technology services offshore;
•	increasing competition in our industry;
•	telecommunications or technology disruptions or breaches, or natural or other disasters;
•	our ability to protect our intellectual property and the intellectual property of others;
•	deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;
•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;
•	the international nature of our business;
•	technological innovation;
•	our ability to derive revenues from new service offerings and acquisitions; and
•	unionization of any of our employees.

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

In the quarter ended September 30, 2018, we had net revenues of $748.0 million, of which $683.5 million, or 91.4%, was from clients other than GE, which we refer to as Global Clients, with the remaining $64.5 million, or 8.6%, coming from GE.

Acquisitions

On August 30, 2018, we acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria (collectively referred to as “Barkawi”) for total purchase consideration of $101.3 million. This amount includes cash consideration of $95.6 million, net of cash acquired of $5.7 million and preliminary adjustments related to certain employee-related liabilities. This acquisition enhances our supply chain management consulting capabilities. Goodwill arising from the acquisition amounted to $80.7 million, which has been allocated to our India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the acquired consulting expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of our existing operations.

On July 3, 2018, we acquired 100% of the outstanding equity interest in Commonwealth Informatics Inc. (“Commonwealth”), a Massachusetts corporation, for preliminary purchase consideration of $17.6 million. This amount includes cash consideration of $16.1 million, net of cash acquired of $1.5 million, and preliminary adjustments for working capital and indebtedness. This acquisition enhances our signal management and pharmacovigilance capabilities for clients in the life sciences industry. Goodwill arising from the acquisition amounted to $11.2 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for total consideration of $14.5 million. This amount includes the fair value of earn-out consideration and cash consideration of $2.6 million, adjusted for working capital, transaction expenses, indebtedness and measurement period adjustments, which did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in the periods in which the adjustments were made. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities. The equity purchase agreement between us and the selling equity holders provides for contingent earn-out consideration of up to $20.0 million, payable by us to the selling equity holders based on the performance of SSE following closing relative to the thresholds specified in the earn-out calculation. Up to $9.8 million of the total potential earn-out consideration, representing the selling equity holders’ 49% interest in SSE, was payable by us to the selling equity holders only if either the put or call option, each as described below, was exercised. Goodwill arising from the acquisition amounted to $14.4 million, which has been allocated to our India reporting unit and is deductible for tax purposes.  The equity purchase agreement granted us a call option to purchase the remaining 49% equity interest in SSE, which option we had the right to exercise between January 1, 2018 and January 31, 2018. Since we did not exercise our call option during such period, the selling equity holders exercised their put option on March 1, 2018 in accordance with the terms of the equity purchase agreement to require us to purchase their 49% interest in SSE for $3.0 million. We also paid the selling equity holders $1.8 million in earn-out consideration in the first quarter of 2018. The amount we paid in excess of the carrying amount has been recorded in additional paid-in capital. The goodwill represents future economic benefits we expect to derive from our expanded presence in the sourcing and procurement consulting domains, operating synergies and other anticipated benefits of combining the acquired operations with our existing operations.

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

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2017 and 2018.

					Percentage Change
					Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2017	2018	2017	2018	2018 vs. 2017	2018 vs. 2017
	(dollars in millions)		(dollars in millions)
Net revenues—GE*	$72.1	$64.5	$204.6	$188.0	(10.5)%	(8.1)%
Net revenues—Global Clients*	636.7	683.5	1,798.0	1,977.5	7.3%	10.0%
Total net revenues	708.8	748.0	2,002.5	2,165.5	5.5%	8.1%
Cost of revenue	428.8	481.4	1,226.6	1,388.6	12.3%	13.2%
Gross profit	280.0	266.6	775.9	776.8	(4.8)%	0.1%
Gross profit margin	39.5%	35.6%	38.7%	35.9%
Operating expenses
Selling, general and administrative expenses	172.0	168.0	500.6	515.3	(2.3)%	2.9%
Amortization of acquired intangible assets	10.2	9.4	25.8	29.1	(7.7)%	13.0%
Other operating (income) expense, net	(0.1)	(4.8)	(8.5)	(4.9)	7468.8%	(42.3)%
Income from operations	97.9	94.0	258.0	237.3	(4.0)%	(8.0)%
Income from operations as a percentage of net revenues	13.8%	12.6%	12.9%	11.0%
Foreign exchange gains (losses),net	5.0	7.5	2.0	15.1	47.7%	636.1%
Interest income (expense), net	(8.7)	(9.1)	(24.1)	(27.6)	4.8%	14.9%
Other income (expense), net	(4.5)	5.4	7.6	30.7	(219.7)%	302.9%
Income before equity-method investment activity, net and income tax expense	89.7	97.7	243.6	255.4	8.9%	4.9%
Equity-method investment activity, net	—	—	(4.6)	—	—%	(99.5)%
Income before income tax expense	89.7	97.7	239.0	255.4	8.9%	6.9%
Income tax expense	16.6	24.1	44.3	53.3	45.4%	20.3%
Net income	73.2	73.6	194.7	202.1	0.6%	3.8%
Net loss (income) attributable to redeemable non-controlling interest	0.6	—	1.3	0.8	(100.0)%	(42.6)%
Net income attributable to Genpact Limited common shareholders	$73.7	$73.6	$196.0	$202.9	(0.2)%	3.5%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	10.4%	9.8%	9.8%	9.4%

*

At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Such reclassifications for 2017 are reflected in the revenue results and growth rates presented in the table above.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Net revenues. Our net revenues were $748.0 million in the third quarter of 2018, up $39.2 million, or 5.5%, from $708.8 million in the third quarter of 2017. The growth in our net revenues was driven primarily by an increase in business process outsourcing, or BPO, services – including our transformation services – delivered to our Global Clients. Adjusted for foreign exchange, primarily the impact of changes in the value of the euro, the Indian rupee and the U.K. pound sterling against the U.S. dollar, our net revenues grew 6% compared to the third quarter of 2017 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 6.5% to approximately 80,500 in the third quarter of 2018 from approximately 75,600 in the third quarter of 2017.

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Global Clients:
BPO services	$540.7	$585.8	8.3%
IT services	96.0	97.7	1.7
Total net revenues from Global Clients	$636.7	$683.5	7.3%
GE:
BPO services	42.6	37.2	(12.7)%
IT services	29.5	27.3	(7.4)
Total net revenues from GE	$72.1	$64.5	(10.5)%
Total net revenues from BPO services	583.3	622.9	6.8
Total net revenues from IT services	125.6	125.0	(0.4)
Total net revenues	$708.8	$748.0	5.5%

Net revenues from Global Clients in the third quarter of 2018 were $683.5 million, up $46.8 million, or 7.3%, from $636.7 million in the third quarter of 2017. This increase was primarily driven by growth in several of our verticals, including high tech, life sciences, consumer packaged goods, infrastructure, manufacturing and services and healthcare. As a percentage of total net revenues, net revenues from Global Clients increased from 89.8% in the third quarter of 2017 to 91.4% in the third quarter of 2018.

Net revenues from GE in the third quarter of 2018 were $64.5 million, down $7.6 million, or 10.5%, from the third quarter of 2017. The decrease is attributable to the impact of a decline in services delivered to certain GE businesses in the third quarter of 2018 compared to the third quarter of 2017. Prior to 2016, we reclassified revenues from GE-divested businesses as Global Client revenues in each fiscal quarter beginning on the dates of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change allows us to provide a more consistent view of quarterly trends underlying our Global Client and GE businesses. Net revenues from GE declined as a percentage of our total net revenues from 10.2% in the third quarter of 2017 to 8.6% in the third quarter of 2018.

Net revenues from BPO services in the third quarter of 2018 were $622.9 million, up $39.7 million, or 6.8%, from $583.3 million in the third quarter of 2017. This increase was primarily attributable to an increase in services delivered to our Global Clients, particularly transformation services. Net revenues from IT services were $125.0 million in the third quarter of 2018, down $0.5 million, or 0.4%, from $125.6 million in the third quarter of 2017.

Net revenues from BPO services as a percentage of total net revenues increased to 83.3% in the third quarter of 2018 from 82.3% in the third quarter of 2017, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Three Months Ended September 30,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$292.9	$326.7	41.3%	43.7%
Operational expenses	124.0	141.2	17.5	18.9
Depreciation and amortization	11.9	13.5	1.7	1.8
Cost of revenue	$428.8	$481.4	60.5%	64.4%
Gross margin	39.5%	35.6%

Cost of revenue was $481.4 million in the third quarter of 2018, up $52.6 million, or 12.3%, from the third quarter of 2017. Wage inflation, increases in our operational headcount, including in the number of onshore personnel – in particular for transformation services delivery – and higher stock-based compensation expense contributed to the increase in cost of revenue in the third quarter of 2018 compared to the third quarter of 2017. These increases were partially offset by improved operational efficiencies in the third quarter of 2018 compared to the third quarter of 2017.

Our gross margin decreased from 39.5% in the third quarter of 2017 to 35.6% in the third quarter of 2018 due to the factors described above.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 41.3% in the third quarter of 2017 to 43.7% in the third quarter of 2018. Personnel expenses in the third quarter of 2018 were $326.7 million, up $33.9 million, or 11.6%, from $292.9 million in the third quarter of 2017. The impact of wage inflation and an approximately 3,200-person, or 4.9%, net increase in our operational headcount, including an increase in the number of onshore personnel – in particular for transformation services delivery – contributed to higher personnel expenses in the third quarter of 2018 compared to the third quarter of 2017. Higher stock-based compensation expense also resulted in higher personnel expenses in the third quarter of 2018 compared to the third quarter of 2017.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 17.5% in the third quarter of 2017 to 18.9% in the third quarter of 2018. Operational expenses in the third quarter of 2018 were $141.2 million, up $17.2 million, or 13.9%, from the third quarter of 2017 primarily due to higher travel and onshore infrastructure expenses. The increase in operational expenses was partially offset by improved operational efficiencies and lower IT expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues increased from 1.7% in the third quarter of 2017 to 1.8% in the third quarter of 2018. Depreciation and amortization expenses as a component of cost of revenue were $13.5 million, up $1.5 million, or 12.7%, from the third quarter of 2017. This increase was primarily due to the expansion of certain existing facilities.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended September 30,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$126.5	$125.8	17.9%	16.8%
Operational expenses	43.0	39.6	6.1	5.3
Depreciation and amortization	2.5	2.6	0.4	0.4
Selling, general and administrative expenses	$172.0	$168.0	24.3%	22.5%

SG&A expenses as a percentage of total net revenues decreased from 24.3% in the third quarter of 2017 to 22.5% in the third quarter of 2018. SG&A expenses were $168.0 million, down $4.0 million, or 2.3%, from the third quarter of 2017. This decrease was mainly a result of cost efficiencies in general and administrative expenses and a lower reserve for doubtful receivables in the third quarter of 2018 compared to the third quarter of 2017. These decreases were partially offset by higher stock-based compensation expenses and an incremental increase in our sales headcount. Our sales and marketing expenses as a percentage of total net revenues in the third quarter of 2018 were approximately 6.7%, marginally lower than in the third quarter of 2017.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased from 17.9% in the third quarter of 2017 to 16.8% in the third quarter of 2018. Personnel expenses as a component of SG&A expenses were $125.8 million, down $0.7 million, or 0.6%, from the third quarter of 2017. This decrease is primarily due to cost efficiencies in general and administrative expenses, including the more effective use of support staff in the third quarter of 2018 compared to the third quarter of 2017. These decreases were partially offset by wage inflation and higher stock-based compensation expense in the third quarter of 2018 compared to the third quarter of 2017.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 6.1% in the third quarter of 2017 to 5.3% in the third quarter of 2018. Operational expenses as a component of SG&A expenses were $39.6 million, down $3.4 million, or 8.0%, from the third quarter of 2017. This decrease was primarily due to a lower reserve for doubtful receivables and lower travel expenses in the third quarter of 2018 compared to the third quarter of 2017.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the third quarter of 2018, unchanged from the third quarter of 2017. Depreciation and amortization expenses as a component of SG&A expenses were $2.6 million, up $0.1 million, or 4.9%, from the third quarter of 2017.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $9.4 million in the third quarter of 2018, down $0.8 million, or 7.7%, from the third quarter of 2017. This decrease was primarily due to the full depreciation of intangibles arising out of acquisitions consummated in prior periods, partially offset by the amortization of intangibles acquired after the third quarter of 2017.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three Months Ended September 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Other operating (income) expense	$(0.1)	$(0.2)	154.7%
Provision for impairment of intangible assets and property, plant and equipment	—	0.7	100
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	—	(5.3)	—
Other operating (income) expense, net	$(0.1)	$(4.8)	—%
Other operating (income) expense, net as a percentage of total net revenues	—%	(0.6)%

Other operating income, net of expense, was $4.8 million in the third quarter of 2018, compared to $0.1 million in the third quarter of 2017. We recorded a gain of $5.3 million in the third quarter of 2018 due to changes in the fair value of earn-out consideration payable in connection with an acquisition. No such changes were recorded in the third quarter of 2017. Additionally, we recorded a $0.7 million non-recurring charge in the third quarter of 2018 relating to a computer software and technology-related intangible asset, which charge we discuss in Note 9—“Property, plant and equipment, net” under Part I, Item 1—“Financial Statements” above. No such charge was recorded in the third quarter of 2017.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.8% in the third quarter of 2017 to 12.6% in the third quarter of 2018. Income from operations decreased by $3.9 million to $94.0 million in the third quarter of 2018 from $97.9 million in the third quarter of 2017.

Foreign exchange gains (losses), net. Foreign exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange gain of $7.5 million in the third quarter of 2018, compared to $5.0 million in the third quarter of 2017. The gain in the third quarters of 2017 and 2018 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar during such quarters.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three Months Ended September 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Interest income	$2.5	$3.3	30.6%
Interest expense	(11.3)	(12.5)	10.6
Interest income (expense), net	$(8.7)	$(9.1)	4.8%
Interest income (expense), net as a percentage of total net revenues	(1.2)%	(1.2)%

Our net interest expense increased by $0.4 million in the third quarter of 2018 compared to the third quarter of 2017, primarily due to a $1.2 million increase in interest expense, partially offset by a $0.8 million increase in interest income. In August 2018, we incurred additional interest expense of $0.3 million resulting from the amendment of our June 2015 credit facility as discussed in Note 12—“Long-Term Debt” under Part I, Item 1—“Financial Statements.” Additionally, the increase in interest expense is due to (i) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, partially offset by higher gains on interest rate swaps in the third quarter of 2018 compared to the third quarter of 2017, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) higher drawdown on our revolving credit facility in the third quarter of 2018 compared to the third quarter of 2017. Our interest income increased by $0.8 million in the third quarter of 2018 compared to the third quarter of 2017, primarily due to higher account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.9% in the third quarter of 2017 to 3.3% in the third quarter of 2018.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Government incentives	$—	$5.2	100%
Other income/(expense)	(4.5)	0.2	(105.1)
Other income (expense), net	$(4.5)	$5.4	(219.7)%
Other income (expense), net as a percentage of total net revenues	(0.6)%	0.7%

Our net other income was $5.4 million in the third quarter of 2018, up $9.9 million from net other expense of $4.5 million in the third quarter of 2017, primarily due to income recorded in connection with an export subsidy in the third quarter of 2018. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and is currently available for eligible export services through March 31, 2019. No such income was recorded in the third quarter of 2017. The net expense in the third quarter of 2017 is primarily due to a $5.2 million provision for the loss on the divestiture of a nonstrategic portion of our legacy IT support business in Europe, which was divested in the fourth quarter of 2017.

Income tax expense. Our income tax expense was $24.1 million in the third quarter of 2018, up from $16.6 million in the third quarter of 2017, representing an effective tax rate, or ETR, of 24.7%, up from 18.4% in the third quarter of 2017. The increase in our ETR is primarily due to recording an increase in estimated tax expense as a result of certain provisions under the U.S. Tax Cut and Jobs Act (the “Tax Act”), certain special economic zone units in India becoming partially taxable in the third quarter of 2018, and a change in the jurisdictional mix of our income quarter-over-quarter, offset by the tax benefits recorded on employment-related tax deductions in India and certain tax-exempt income.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the loss associated with the redeemable non-controlling interest in the operations of SSE, which we acquired in the first quarter of 2016. We purchased the remaining share of the outstanding equity interest in SSE in the first quarter of 2018. See Note 3—“Business acquisitions and divestiture” under Part I, Item 1—“Financial Statements” above.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues was 9.8% in the third quarter of 2018, down from 10.4% in the third quarter of 2017. Net income attributable to our common shareholders decreased by $0.1 million from $73.7 million in the third quarter of 2017 to $73.6 million in the third quarter of 2018.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net revenues. Our net revenues were $2,165.5 million in the nine months ended September 30, 2018, up $162.9 million, or 8.1%, from $2,002.5 million in the nine months ended September 30, 2017. The growth in our net revenues was driven by an increase in BPO services – including our transformation services – delivered to our Global Clients, and incremental revenue from acquisitions completed in 2017 and 2018. Adjusted for foreign exchange, primarily the impact of changes in the value of the euro and the U.K. pound sterling against the U.S. dollar, our net revenues grew 8% compared to the nine months ended September 30, 2017. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 4.5% to approximately 78,700 in the nine months ended September 30, 2018 from approximately 75,300 in the nine months ended September 30, 2017.

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Global Clients:
BPO services	$1,513.9	$1,694.6	11.9%
IT services	284.1	282.8	(0.4)
Total net revenues from Global Clients	$1,798.0	$1,977.5	10.0%
GE:
BPO services	136.9	108.3	(20.9)%
IT services	67.7	79.7	17.8
Total net revenues from GE	$204.6	$188.0	(8.1)%
Total net revenues from BPO services	1,650.8	1,802.9	9.2
Total net revenues from IT services	351.7	362.5	3.1
Total net revenues	$2,002.5	$2,165.5	8.1%

Net revenues from Global Clients in the nine months ended September 30, 2018 were $1,977.5 million, up $179.5 million, or 10.0%, from $1,798.0 million in the nine months ended September 30, 2017. This increase was driven by growth in several of our verticals, including insurance, high tech and infrastructure, manufacturing and services. As a percentage of total net revenues, net revenues from Global Clients increased from 89.8% in the nine months ended September 30, 2017 to 91.3% in the nine months ended September 30, 2018.

Net revenues from GE in the nine months ended September 30, 2018 were $188.0 million, down $16.6 million, or 8.1%, from the nine months ended September 30, 2017. The decrease is attributable to the impact of a decline in services delivered to certain GE businesses. Prior to 2016, we reclassified revenues from GE-divested businesses as Global Client revenues in each fiscal quarter beginning on the dates of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this change allows us to provide a more consistent view of quarterly trends underlying our Global Client and GE businesses. Net revenues from GE declined as a percentage of our total net revenues from 10.2% in nine months ended September 30, 2017 to 8.7% in the nine months ended September 30, 2018.

Net revenues from BPO services in the nine months ended September 30, 2018 were $1,802.9 million, up $151.2 million, or 9.2%, from $1,650.8 million in the nine months ended September 30, 2017. This increase was primarily attributable to an increase in services delivered to our Global Clients. Net revenues from IT services were $362.5 million in the nine months ended September 30, 2018, up $10.8 million, or 3.1%, from $351.7 million in the nine months ended September 30, 2017.

Net revenues from BPO services as a percentage of total net revenues increased to 83.2% in the nine months ended September 30, 2018 from 82.4% in the nine months ended September 30, 2017, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Nine Months Ended September 30,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$846.6	$959.6	42.3%	44.3%
Operational expenses	346.3	389.7	17.3	18.0
Depreciation and amortization	33.7	39.3	1.7	1.8
Cost of revenue	$1,226.6	$1,388.6	61.3%	64.1%
Gross margin	38.7%	35.9%

Cost of revenue was $1,388.6 million in the nine months ended September 30, 2018, up $162.0 million, or 13.2%, from the nine months ended September 30, 2017. Wage inflation, increases in our operational headcount, including in the number of onshore personnel – in particular for transformation services delivery – incremental expenses from acquisitions consummated in 2017 and 2018, the unfavorable impact of foreign exchange on our expenditures in certain currencies, primarily the Indian rupee, the U.K. pound sterling and the euro, and higher stock-based compensation expense contributed to the increase in cost of revenue in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Fluctuations in foreign exchange rates result in gains and losses on our foreign currency hedges and a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency. These increases were partially offset by improved operational efficiencies and a decrease in IT expenses in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Our gross margin decreased from 38.7% in the nine months ended September 30, 2017 to 35.9% in the nine months ended September 30, 2018 due to the factors described above.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 42.3% in the nine months ended September 30, 2017 to 44.3% in the nine months ended September 30, 2018. Personnel expenses were $959.6 million in the nine months ended September 30, 2018, up $113.1 million, or 13.4%, from $846.6 million in the nine months ended September 30, 2017. The impact of wage inflation, incremental expenses from acquisitions completed in 2017 and 2018, an approximately 1,900-person, or 3.0%, increase in our operational headcount, including an increase in the number of onshore personnel – in particular for transformation services delivery – and the unfavorable impact of foreign exchange contributed to higher personnel expenses in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Higher stock-based compensation expense also resulted in higher personnel expenses in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Operational expenses. Operational expenses as a percentage of total net revenues increased from 17.3% in the nine months ended September 30, 2017 to 18.0% in the nine months ended September 30, 2018. Operational expenses were $389.7 million in the nine months ended September 30, 2018, up $43.4 million, or 12.5%, from the nine months ended September 30, 2017 primarily due to incremental expenses from acquisitions completed in 2017 and 2018, and the unfavorable impact of foreign exchange. The increase in operational expenses was partially offset by improved operational efficiencies and lower IT expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues increased from 1.7% in the nine months ended September 30, 2017 to 1.8% in the nine months ended September 30, 2018. Depreciation and amortization expenses as a component of cost of revenue were $39.3 million in the nine months ended September 30, 2018, up $5.5 million, or 16.4%, from the nine months ended September 30, 2017. This increase was primarily due to the expansion of certain existing facilities.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Nine Months Ended September 30,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$371.7	$380.5	18.6%	17.6%
Operational expenses	121.7	126.9	6.1	5.9
Depreciation and amortization	7.3	7.9	0.4	0.4
Selling, general and administrative expenses	$500.6	$515.3	25.0%	23.8%

SG&A expenses as a percentage of total net revenues decreased from 25.0% in the nine months ended September 30, 2017 to 23.8% in the nine months ended September 30, 2018. SG&A expenses were $515.3 million in the nine months ended September 30, 2018, up $14.6 million, or 2.9%, from the nine months ended September 30, 2017. Incremental expenses from acquisitions consummated in 2017 and 2018, higher stock-based compensation expenses, an increase in marketing expenditures, an incremental increase in our sales headcount and the unfavorable impact of foreign exchange on our expenses in certain currencies, primarily the Indian rupee, the U.K. pound sterling and the euro, all contributed to higher SG&A expenses in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were partially offset by cost efficiencies and a lower reserve for doubtful receivables in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Our sales and marketing expenses as a percentage of total net revenues was approximately 7.0% in the nine months ended September 30, 2018, unchanged from the nine months ended September 30, 2017.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased from 18.6% in the nine months ended September 30, 2017 to 17.6% in the nine months ended September 30, 2018. Personnel expenses as a component of SG&A expenses were $380.5 million in the nine months ended September 30, 2018, up $8.9 million, or 2.4%, from the nine months ended September 30, 2017. This increase is primarily due to incremental expenses from acquisitions consummated in 2017 and 2018, wage inflation, and the unfavorable impact of foreign exchange. Higher stock-based compensation expense also resulted in higher personnel expenses in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were partially offset by cost efficiencies, including the more effective use of support staff in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 6.1% in the nine months ended September 30, 2017 to 5.9% in the nine months ended September 30, 2018. Operational expenses as a component of SG&A expenses were $126.9 million in the nine months ended September 30, 2018, up $5.2 million, or 4.3%, from the nine months ended September 30, 2017. The decrease in operational expenses as a percentage of total net revenues was primarily due to a lower reserve for doubtful receivables and to cost efficiencies, including lower infrastructure and IT expenses, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, and was partially offset by incremental expenses from acquisitions consummated in 2017 and 2018, an increase in marketing expenditures and the unfavorable impact of foreign exchange in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.4% in the nine months ended September 30, 2018, unchanged from the nine months ended September 30, 2017. Depreciation and amortization expenses as a component of SG&A expenses were $7.9 million in the nine months ended September 30, 2018, up $0.6 million, or 7.8%, from the nine months ended September 30, 2017.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $29.1 million in the nine months ended September 30, 2018, up $3.4 million, or 13.0%, from the nine months ended September 30, 2017. This increase was primarily due to the amortization of intangibles acquired after the nine months ended September 30, 2017 partially offset by the full depreciation of intangibles for acquisitions consummated in prior periods.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Other operating (income) expense	$(7.1)	$(0.5)	(93.3)%
Provision for impairment of intangible assets	—	1.5	100.0
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(1.4)	(6.0)	322.5
Other operating (income) expense, net	$(8.5)	$(4.9)	(42.3)%
Other operating (income) expense, net as a percentage of total net revenues	(0.4)%	(0.2)%

Other operating income, net of expense, was $4.9 million in the nine months ended September 30, 2018, down $3.6 million from $8.5 million in the nine months ended September 30, 2017. We recorded a gain of $7.1 million in other operating income in the nine months ended September 30, 2017, primarily due to a gain on the sale of certain real property and as a result of the reversal of certain liabilities that were no longer required, compared to a gain of $0.5 million in the nine months ended September 30, 2018. We also recorded a gain of $1.4 million in the nine months ended September 30, 2017 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions compared to a gain of $6.0 million in the nine months ended September 30, 2018. Additionally, we recorded a $1.5 million non-recurring charge in the nine months ended September 30, 2018 relating to certain computer software and technology-related intangible assets, which charge we discuss in Note 9—“Property, plant and equipment, net” under Part I, Item 1—“Financial Statements.” No such charge was recorded in the nine months ended September 30, 2017.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.9% in the nine months ended September 30, 2017 to 11.0% in the nine months ended September 30, 2018. Income from operations was $237.3 million in the nine months ended September 30, 2018, down $20.7 million from $258.0 million in the nine months ended September 30, 2017.

Foreign exchange gains (losses), net.  We recorded a net foreign exchange gain of $15.1 million in the nine months ended September 30, 2018, up from $2.0 million in the nine months ended September 30, 2017. The gain in the nine months ended September 30, 2018 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar. The gain in the nine months ended September 30, 2017 resulted primarily from the appreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Interest income	$4.5	$8.5	86.5%
Interest expense	(28.6)	(36.1)	26.2
Interest income (expense), net	$(24.1)	$(27.6)	14.9%
Interest income (expense), net as a percentage of total net revenues	(1.2)%	(1.3)%

Our net interest expense was $27.6 million in the nine months ended September 30, 2018, up $3.6 million from $24.1 million in the nine months ended September 30, 2018, primarily due to a $7.5 million increase in interest expense, partially offset by a $3.9 million increase in interest income. In August 2018, we incurred additional interest expense of $0.3 million resulting from the amendment of our June 2015 facility as discussed in Note 12—“Long-Term Debt” under Part I, Item 1—“Financial Statements”. The increase in interest expense is primarily due to (i) $3.1 million in interest on the senior notes we issued in March 2017, (ii) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, partially offset by gains on interest rate swaps in the nine months ended September 30, 2018 compared to losses in the nine months ended September 30, 2017, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (iii) higher drawdown on our revolving credit facility in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Our interest income increased by $3.9 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.8% in the nine months ended September 30, 2017  to 3.2% in the nine months ended September 30, 2018.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Government incentives	$11.9	$30.9	159.6%
Other income/(expense)	(4.3)	(0.2)	(96.1)
Other income (expense), net	$7.6	$30.7	302.9%
Other income (expense), net as a percentage of total net revenues	0.4%	1.4%

Our net other income was $30.7 million in the nine months ended September 30, 2018, up $23.1 million from $7.6 million in the nine months ended September 30, 2017, primarily due to the recording of higher income in connection with an export subsidy in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and is currently available for eligible export services through March 31, 2019. In the nine months ended September 30, 2017, we recorded a $5.2 million provision for a loss on the divestiture of a non-strategic portion of our legacy IT support business in Europe, which was subsequently divested in the fourth quarter of 2017.

Equity-method investment activity, net. Equity-method investment activity, net primarily represents our share of loss in a non-consolidated affiliate that we divested on June 30, 2017.

Income tax expense. Our income tax expense was $53.3 million in the nine months ended September 30, 2018, up $9.0 million from $44.3 million in the nine months ended September 30, 2017, representing an ETR of 20.8% in the nine months ended September 30, 2018, up from 18.4% in the nine months ended September 30, 2017. The increase in our ETR is primarily due to recording an increase in estimated tax expense as a result of certain provisions under the U.S. Tax Act, certain special economic zone units in India becoming partially taxable in the nine months ended in 2018, and a change in the jurisdictional mix of our income, offset by tax benefits we recorded on employment-related tax deductions in India and by certain tax-exempt income.

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

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues decreased from 9.8% in the nine months ended September 30, 2017 to 9.4% in the nine months ended September 30, 2018. Net income attributable to our common shareholders was $202.9 million in the nine months ended September 30, 2018, up $6.8 million from $196.0 million in the nine months ended September 30, 2017.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2017 and September 30, 2018 is presented below:

	As of December 31, 2017	As of September 30, 2018	Percentage Change Increase/(Decrease)
	(dollars in millions)		2018 vs. 2017
Cash and cash equivalents	$504.5	$401.2	(20.5)%
Short-term borrowings	170.0	330.0	94.1
Long-term debt due within one year	39.2	33.5	(14.7)
Long-term debt other than the current portion	1,006.7	983.9	(2.3)
Genpact Limited total shareholders’ equity	$1,424.0	$1,285.0	(9.8)%

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

In February 2018, our board of directors approved a 25% increase in our quarterly cash dividend, to $0.075 per share to holders of our common shares, representing a planned annual dividend of $0.30 per common share.  On March 21, 2018, June 20, 2018 and September 19, 2018, we paid dividends of $0.075 per share, amounting to $14.4 million,  $14.2 million and $14.3 million in the aggregate, to shareholders of record as of March 9, 2018, June 8, 2018 and September 10, 2018, respectively.

On October 23, 2018, our board of directors declared a dividend for the fourth quarter of 2018 of $0.075 per common share, which is payable on December 19, 2018 to shareholders of record as of the close of business on December 10, 2018. The declaration of any future dividends will be at the discretion of the board of directors.

As of September 30, 2018, $399.0 million of our $401.2 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $9.6 million of this cash was held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $7.0 million of retained earnings. $89.4 million of the cash and cash equivalents was held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation. The remaining $300.0 million in cash and cash equivalents held by foreign subsidiaries is being indefinitely reinvested.

As of December 31, 2016, our board of directors had authorized repurchases of up to $750.0 million in value of our common shares under our existing share repurchase program. On February 10, 2017, our board of directors approved up to an additional $500.0 million in share repurchases, bringing the total authorization under our existing program to $1,250.0 million. Since the date our share repurchase program was initially authorized in 2015, we have repurchased 28,731,830 shares at an average price of $25.13 per share.

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

During the nine months ended September 30, 2018 and September 30, 2017, we purchased 4,114,882 and 808,293 of our common shares, respectively, on the open market at a weighted average price of $31.62 and $24.48 per share, respectively, for an aggregate cash amount of $130.1 million and $19.8 million, respectively. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$263.7	$202.8	(23.1)%
Investing activities	(332.9)	(199.8)	(40.0)
Financing activities	57.7	(52.1)	(190.2)
Net increase (decrease) in cash and cash equivalents	$(11.4)	$(49.0)	329.2%

Cash flows from operating activities. Net cash provided by operating activities was $202.8 million in the nine months ended September 30, 2018, compared to $263.7 million in the nine months ended September 30, 2017. This decrease is primarily due to a $90.6 million net change in our operating assets and liabilities in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, mainly driven by the timing of certain payments to employees and vendors, higher interest and tax payments, and receivables recorded in the nine months ended September 30, 2018 in connection with an export subsidy which will be realized in the future.

Cash flows from investing activities. Our net cash used for investing activities was $199.8 million in the nine months ended September 30, 2018, down $133.1 million from $332.9 million in the nine months ended September 30, 2017. We made a payment of $4.7 million in the nine months ended September 30, 2018 to purchase the remaining 49% equity interest in SSE. We also made payments of $108.1 million in the aggregate related to acquisitions completed in the nine months ended September 30, 2018 compared to payments of $277.5 million in the aggregate related to acquisitions completed in the nine months ended September 30, 2017. Payments for internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were $32.1 million higher in the nine months ended September 30, 2018 than in the nine months ended September 30, 2017.

Cash flows from financing activities. Our net cash used for financing activities was $52.1 million in the nine months ended September 30, 2018, compared to net cash generated from financing activities of $57.7 million in the nine months ended September 30, 2017. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. We also made principal repayments totaling $28.5 million on our long-term debt in the nine months ended September 30, 2018 compared to $30.0 million in the nine months ended September 30, 2017. We received proceeds from short-term borrowings of $225.0 million and $275.0 million in the nine months ended September 30, 2018 and 2017, respectively. Of the short-term borrowings, we also repaid $65.0 million and $275.0 million during the nine months ended September 30, 2018 and 2017, respectively. For additional information, see Note 11—“Short term borrowings” and Note 12—“Long term debt” under Part I, Item 1—“Financial Statements.” Additionally, payments in connection with the issuance of common shares under stock-based compensation plans (net of proceeds) were $2.7 million in the nine months ended September 30, 2018 compared to net proceeds of $2.5 million in the nine months ended September 30, 2017. Payments related to earn-out or deferred consideration were $4.7 million lower in the nine months ended September 30, 2018 than in the nine months ended September 30, 2017. In the nine months ended September 30, 2017, we paid cash dividends in an aggregate amount of $35.1 million compared to $42.9 million in the nine months ended September 30, 2018. Payments for share repurchases (net of expenses) were $130.2 million in the nine months ended September 30, 2018 compared to $219.8 million in the nine months ended September 30, 2017. In August 2018, we amended our existing credit facility through a new credit facility.  As a result of the amendment, we paid $4.3 million in expenses, extinguished the outstanding term loan under the 2015 Facility of $129.2 million and obtained additional funding of $129.2 million, resulting in no change to the outstanding principal of the term loan under the amended facility. For additional information, see Note 12—“Long-term debt” under Part I, Item 1—“Financial Statements.”

Financing Arrangements

In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million, or the 2015 Facility.

In August 2018, we amended the 2015 Facility. The amended facility is comprised of a $680.0 million term loan, which represents the outstanding balance under the 2015 facility as of the date of amendment, and a $500.0 million revolving credit facility. The amended facility expires on August 8, 2023. The amendment did not result in a substantial modification of $550.8 million of the outstanding term loan under the 2015 Facility. Further, as a result of the amendment, we extinguished the outstanding term loan under the 2015 Facility of $129.2 million and obtained additional funding of $129.2 million, resulting in no change to the outstanding principal of the term loan under the amended facility.  In connection with the amendment, we expensed $2.0 million, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to our lenders related to the term loan.

The overall borrowing capacity under the revolving facility increased from $350.0 million to $500.0 million. The remaining unamortized costs and an additional third party fee paid in connection with the amendment will be amortized over the term of the amended facility, which terminates on August 8, 2023. For additional information, see Note 12—“Long-Term Debt” under Part I, Item 1—“Financial Statements.”

Borrowings under the amended facility bear interest at a rate equal to, at our election, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 facility, in each case subject to adjustment based on our debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on our election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum.As of December 31, 2017 and September 30, 2018, our outstanding term loan, net of debt amortization expense of $1.8 million and $2.3 million, respectively, was $698.2 million and $669.2 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2017 and September 30, 2018, the limits available under such facilities were $15.1 million and $13.9 million, respectively, of which $7.9 million and $7.3 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2017 and September 30, 2018, a total of $171.0 million and $332.1, respectively, of our revolving credit facility was utilized, of which $170.0 million and $330.0, respectively, constituted funded drawdown and $1.0 million and $2.1 million, respectively, constituted non-funded drawdown.

In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348.5 million and an underwriting fee of approximately $1.5 million. In addition, there were other debt issuance related costs of $1.2 million. The total debt issuance cost of $2.6 million incurred in connection with the offering of the notes is being amortized over the life of the notes as additional interest expense. As of December 31, 2017 and September 30, 2018, the amount outstanding under the notes, net of debt amortization expense of $2.2 million and $1.8 million, was $347.8 million and 348.2 million, respectively, which is payable on April 1, 2022 when the notes mature. In connection with the offering, we entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which we agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended. For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,169.0	$70.7	$137.8	$960.5	—
— Principal payments	1,017.4	33.5	67.0	916.9	—
— Interest payments*	151.6	37.2	70.8	43.6	—
Short-term borrowings	333.1	333.1	—	—	—
— Principal payments	330.0	330.0	—	—	—
— Interest payments**	3.1	3.1	—	—	—
Capital leases	4.3	1.7	2.0	0.6	—
— Principal payments	3.7	1.4	1.8	0.5	—
— Interest payments	0.6	0.3	0.2	0.1	—
Operating leases	258.1	42.8	75.1	53.3	86.9
Purchase obligations	38.4	27.5	10.9	—	—
Capital commitments net of advances	8.9	8.9	—	—	—
Earn-out consideration	19.7	19.3	0.4	—	—
— Reporting date fair value	18.2	17.9	0.3	—	—
— Interest	1.5	1.4	0.1	—	—
Other liabilities	100.5	57.6	34.7	8.2	—
Total contractual obligations	$1,932.0	$561.6	$260.9	$1,022.6	86.9

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of September 30, 2018, which excludes the impact of interest rate swaps. Interest payments on long-term debt include interest on our senior notes due in 2022 at a rate of 3.70% per annum, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of September  30, 2018 and our expectation for the repayment of such debt.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2(i)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2(i)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of September 30, 2018, we were party to interest rate swaps covering a total notional amount of $419.8 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 1.20%.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We made no share repurchases during the three months ended September 30, 2018. Approximately $328 million remained available for share repurchases under our existing share repurchase program as of that date.

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

10.1†	Genpact LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2018).

10.2

Credit Agreement among Genpact International, Inc., Genpact Global Holdings (Bermuda) Limited, Genpact Luxembourg S.à r.l., Genpact Limited, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing bank, and the other parties thereto, dated as of August 9, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 9, 2018).

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2017 and September 30, 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2017 and September 30, 2018, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest for the nine months ended September 30, 2017 and September 30, 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2018, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2018

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer