Form 10-K
period 2018-12-31
Genpact LTD
filed 2019-03-01
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 30, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $4,301,213,430, based on the closing price of the registrant’s common shares, par value of $0.01 per share, reported on the New York Stock Exchange on such date of $28.93 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

As of February 20, 2019, there were 189,456,783 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

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
•

political, economic or business conditions in countries where we have operations or where our clients operate, including the uncertainty related to the pending withdrawal of the United Kingdom from the European Union, commonly known as Brexit, and heightened economic and political uncertainty within and among other European Union member states;

•	expected spending on business process outsourcing and information technology services by clients;
•	foreign currency exchange rates;
•	our ability to convert bookings to revenue;
•	our rate of employee attrition;
•	our effective tax rate; and
•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to develop and successfully execute our business strategies;
•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;
•

our dependence on favorable policies and tax laws that may be changed or amended in a manner adverse to us or be unavailable to us in the future, including as a result of recently adopted tax legislation in the United States, and our ability to effectively execute our tax planning strategies;

•   our ability to comply with data protection laws and regulations and to maintain the security and     confidentiality of personal and other sensitive data of our clients, employees or others;

•	our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services industry;
•	our ability to successfully consummate or integrate strategic acquisitions;
•	our ability to maintain pricing and asset utilization rates;

•	our ability to hire and retain enough qualified employees to support our operations;
•	increases in wages in locations in which we have operations;
•	our relative dependence on the General Electric Company (GE) and our ability to maintain our relationships with divested GE businesses;
•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR, including the pending global phase-out of LIBOR, and changes to our credit ratings;
•

our ability to meet our corporate funding needs, pay dividends and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;

•	restrictions on visas for our employees traveling to North America and Europe;
•

fluctuations in currency exchange rates between the currencies in which we transact business, primarily the U.S. dollar, Australian dollar, Chinese renminbi, Euro, Indian rupee, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Romanian leu and U.K. pound sterling;

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

PART I

Item 1. Business

About Genpact

Genpact is a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients.  We have more than 87,000 employees serving clients in key industry verticals from more than 25 countries. Our 2018 total net revenues were $3.0 billion.

In 2018, we continued to implement a strategy focused on differentiated, domain-led solutions, growing our expertise in strategic industries and geographic markets, and expanding our client relationships.  We made acquisitions in 2018 to increase our domain expertise in our areas of focus, and we invested in our people and our solutions – in particular our digital capabilities –in an effort to drive more agile business models for our clients and help them to stay ahead of the disruptive challenges they are facing.

Our Approach

We use our Smart Enterprise ProcessesSM (SEP) —a patented and highly granular approach to dramatically improving the performance of business processes – to help our clients make their business processes more efficient and effective. SEPs, and their more recent evolution, Digital SEPs, combine Lean Six Sigma methodologies – which reduce waste and inefficiency and improve process quality – with design-thinking principles and our deep expertise in how businesses run.  Our SEPs test the effectiveness of client processes using best-in-class benchmarks we have developed by mapping and analyzing hundreds of millions of client transactions across thousands of end-to-end business processes. In this way, we identify opportunities for improving client processes and technologies, and we apply our deep process knowledge and process-centric technology to transform them.  Our Digital SEPs build on our SEP framework by adding domain-specific digital products and solutions that draw on our expertise in mobility, cloud, workflow, advanced visualization, robotics, and machine learning.

Genpact Cora integrates our proprietary automation, analytics, and AI technologies into a unified platform. It draws insights from our deep domain and operations expertise in our target industries and service lines, and is focused on improving the customer experience. Our teams use Genpact Cora to embed the latest technologies along with our deep domain knowledge into our solutions to accelerate our clients’ digital transformations.

Domain-led digital transformation

Our clients are operate in increasingly complex business environments, driven by an explosion in technology opportunities, new and disruptive competitors, and shifting market dynamics.  Companies need to reimagine their business models and adapt to rapid change.

These organizations seek partners that can both improve productivity and manage cost while creating competitive advantages and realizing top-line benefits, such as expanded market share, seamless customer experiences, increased revenue, and minimized risk and loss. We believe our approach to business transformation, enabled through combining our deep industry and process expertise with our advanced skills in digital, differentiates us from our competitors.

Our Lean DigitalSM Innovation Centers help clients learn about new digital solutions that can address their business needs. We use these innovation centers to bring together clients, partners, and other industry leaders for brainstorming and hackathon-style workshops. As part of this process, we apply design thinking to make the most of human capabilities, domain expertise, and innovative technology, and create solutions that quickly and aptly meet client objectives. The results can include quick-turnaround prototypes that clients can install and test in their own environments.

We enable domain-led digital transformation for our clients primarily in two ways: designing and running Intelligent OperationsSM and providing digital-led Transformation Services.

Intelligent Operations

Our Intelligent Operations embed digital and advanced analytics into our business process outsourcing solutions to automate and transform our clients’ operations. This allows enterprises to be more flexible and helps them focus on what they need to do to better compete in their industries.

Transformation Services

Our transformation services include our digital products, services and solutions, consulting services, and analytics offerings.

Digital: Through our portfolio of digital products, we help our clients harness the power of digital. Our Genpact Cora platform helps us design and implement our digital solutions, making use of advanced technologies, including robotic process automation, AI and data engineering.

Consulting: Our consulting practice, which includes digital experts, helps clients:

•	Get a complete picture of how they run their operations across their organization in our areas of focus;
•	Measure how their operating processes compare to industry best practices;
•	Create custom roadmaps to help them meet their business goals; and
•	Train client teams to execute on our recommendations.

Analytics: We use advanced analytics and data engineering to help our clients make timely, informed and fact-based decisions. We offer analytics services and solutions in areas where we have domain expertise, both on a standalone basis and embedded in our other service offerings. We use quantitative and qualitative methods to analyze a client’s data to help them assess new business opportunities, manage risk, and make better business decisions. Our Lean Digital Innovation Centers in Bangalore and Delhi, India, Boston and Palo Alto, United States, and Netyana, Israel bring together our clients, partners, and other industry experts to design and develop new ideas.

Our service offerings

For clients across our chosen industry verticals, we offer the following professional services:

•	Finance and accounting services;
•	Core industry operations specific to our chosen industry verticals;
•	Sourcing, procurement and supply chain services; and
•	IT services.

Finance and accounting

We believe we are one of the world’s premier providers of financial and accounting services. Our services in this area include:

•	Accounts payable: document management, invoice processing, approval and resolution management, and travel and expense processing;
•	Invoice-to-cash: customer master data management, credit and contract management, fulfillment, billing, collections, and dispute management services;
•	Record to report: accounting, treasury, tax services, product cost accounting, and closing and reporting, including SEC and regulatory reporting;
•	Enterprise performance management: budgeting, forecasting, and business performance reporting; and

•	Enterprise risk and compliance: operational risk and controls across a wide range of regulatory environments.

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

Sourcing, procurement and supply chain services

We offer direct and indirect strategic sourcing, category management, spend analytics, procurement operations, master data management, and other procurement and supply chain advisory services.

We use our expertise in this area to help clients transform and run sourcing strategies across expense categories, drive process compliance and realize significant cost reduction in their businesses. Using our Lean Digital approach and best-in-class SEPs, we help clients improve productivity and their customers’ experiences by:

•	Improving sourcing and procurement processes;
•	Optimizing inventory management and the overall supply chain;
•	Automating processes, such as order management;
•	Integrating separate technology systems and analyzing disparate data sources; and
•	Providing a single dashboard to see metrics in one place.

IT services

Our IT services include end-user computing support, infrastructure management, application production support, and database management. We provide support in more than 25 languages.

Monitoring and management: We help our clients monitor and manage their data centers, servers, storage, emails, networks, databases, applications, and end-user devices.

Infrastructure management: We offer cloud infrastructure services, IT service integration and management and cybersecurity services.

Business intelligence and data warehousing: We leverage our deep domain and process expertise to help clients with business intelligence and big data, enterprise resource planning, quality assurance, technology integration, and business intelligence reporting. We also have significant expertise in Hyperion, SAS and Cognos, and platform support for ERP systems such as Oracle, SAP, and Microsoft.

Industries we serve

We work with clients across our chosen industry verticals, which are areas in which we believe we have deep industry acumen. In addition to our professional services, such as finance and accounting, that are available to clients across our verticals, we offer core industry-specific services to clients in select verticals.

Banking and financial services

Our clients in this vertical include retail, investment and commercial banks, mortgage lenders, equipment and lease financing providers and other financial services companies.  Our services for these clients include application processing, collections and customer services, equipment and auto loan servicing, mortgage origination and servicing, risk management and compliance services, reporting and monitoring services, and wealth management operations support.

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

Insurance

Our services for clients in the insurance industry – such as property and casualty insurers, life and annuities insurers, reinsurance providers and insurance brokerage firms – include underwriting, claims management, risk and catastrophe modelling, and customer segmentation and loyalty.

Consumer goods and retail

Our clients in this vertical include companies in the food and beverage, household goods, apparel, personal goods and consumer health industries as well as grocery chains and other retailers.  The services we provide to these clients include supply chain management, order management, trade promotion optimization, and supplier risk management.

Life sciences and healthcare

Our clients in this vertical include pharmaceutical, medical technology and biotechnology companies as well as healthcare payers (health insurers) and providers and pharmacy benefit managers.  Our services for life sciences clients include regulatory affairs services, such as lifecycle management, regulatory operations, Chemistry Manufacturing Controls compliance, safety and pharmacovigilance, and regulatory information management.  Our services for healthcare clients include managing the end-to-end lifecycle of a claim, from claims processing and adjudication to claims recovery and payment integrity.

Infrastructure, manufacturing and services

Our clients in this vertical include companies in the automotive, chemicals, energy, hospitality, manufacturing, media and entertainment, and transportation and logistics sectors.  Our solutions for these clients include industry-specific solutions for the Internet of Things (IIoT), aftermarket services support, industrial asset optimization, engineering services covering the complete product lifecycle from concept to release and sustaining engineering, supply chain management, direct procurement and logistics services.

High Tech

Our clients in this vertical include companies in the electronics, software and technology sectors. The services we provide to these clients include industry-specific solutions for the IIoT, order and supply chain management, and risk management.

Our clients

We serve more than 700 clients across many industries and geographies. Our clients include some of the biggest brands in the world, many of which are leaders in their industries.

GE

GE has been our largest client since our inception and accounted for $268.2 million, or approximately 8.9%, of our total net revenues in 2018. We serve most of GE’s business units, including GE Aviation, Baker Hughes GE, GE Corporate, GE Current, GE Digital, GE Healthcare, GE Industrial Finance, GE Power, GE Renewables and GE Transportation.

We provide broad services to GE across all of our service offerings. Commitments with respect to services we may perform for GE are set forth in statements of work, or SOWs, purchase orders and business services agreements, or BSAs, that we may enter into with individual GE business units from time to time. These SOWs, purchase orders and BSAs cover in more detail the type of work to be performed and the associated amounts to be billed. In general, each GE business unit decides whether to enter into a SOW, purchase order or BSA with us and on what terms it will do so. Therefore, although some decisions may be made centrally at GE, our revenues from GE come from many different businesses, each with its own leader who makes decisions about our services.

Global clients

We serve about one fourth of the Fortune Global 500, including clients such as Aon, Bayer, Boeing, Citigroup, Hyatt, McKesson, PayPal, Walgreens Boots Alliance and Walmart.

Our net revenues from Global Clients, which include all clients other than GE, have grown from $1.6 billion in 2013 to $2.7 billion in 2018, representing a compound annual growth rate of 11%. Our net revenues from Global Clients as a percentage of total net revenues increased from approximately 77% in 2013 to approximately 91% in 2018.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classification of Certain Net Revenues.”

Our contracts with clients often take the form of a master services agreement, or MSA, which is a framework agreement that we then supplement with SOWs, and we also frequently enter into software-as-a-service and consulting agreements with our clients depending on the scope of the services to be performed. Our MSAs specify the general terms that apply to the services we will provide. For more about our contracting frameworks, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues.”

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

As of December 31, 2018, we had approximately 87,000 employees working in more than 25 countries.

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

Corporate social responsibility

Genpact’s approach to corporate social responsibility focuses on three pillars that reflect our strengths, core expertise, and causes that our employees care about:

•	Education and employability
•	Gender diversity and inclusion
•	Sustainability

We foster a culture of giving and volunteering through several global platforms, projects, and social initiatives. Our more than 31,000 employee volunteers have, among other things, helped underprivileged children get better access to education, assisted unemployed women in developing job skills and finding jobs, and worked on projects to help improve infrastructure and education in the communities in which we work and live.  Additionally, more than 10,000 of our employees participate in our payroll-based charitable donation programs.

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

The length of our selling cycle varies depending on the type of engagement. The sales cycle for project work is typically much shorter than the sales cycle for a large business process engagement. Our efforts may begin in response to our lead generation program, a perceived opportunity, a reference by an existing client, a request for proposal or otherwise. In addition to our business development personnel, the sales effort involves people from the relevant service areas, people familiar with that prospective client’s industry and business leaders. We may expend substantial time and resources in securing new business. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues.”

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

Global delivery

We serve our clients using our global network of 88 delivery centers in 17 countries. We have delivery centers in Australia, Brazil, China, Guatemala, India, Israel, Japan, Latvia, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Romania, Slovakia, the United Kingdom, and the United States. We also have many employees who work with our clients either onsite or virtually, which offers flexibility for both clients and employees.

With this global network, we are able to manage complex processes around the world. We use different locations for different types of services depending on client needs and the mix of skills and cost of employees at each location.

Our presence around the world gives us:

•	multilingual capabilities;
•	access to a larger talent pool; and
•	“near-shoring” capabilities to take advantage of time zones.

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

We often use third-party and client software platforms and systems to provide our services. Our agreements with our clients normally include a license to use the client’s proprietary systems to provide our services. Clients authorize us to access and use third party software licenses held by the client so that we may provide our services.

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

In addition, the terms of our service contracts typically require that we comply with applicable laws and regulations. In some of our service contracts, we are contractually required to comply even if such laws and regulations apply to our clients, but not to us, and sometimes our clients require us to take specific steps intended to make it easier for them to comply with applicable requirements. In some of our service contracts, our clients undertake the responsibility to inform us about laws and regulations that may apply to us in jurisdictions in which they are located.

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

We are affected by laws and regulations in the United States, the United Kingdom, the EU and its member states, and other countries in which we do business that are intended to limit the impact of outsourcing on employees in those jurisdictions, and occasional changes to laws and regulations in such jurisdictions may impose changes that further restrict or discourage offshore outsourcing or otherwise harm our business.  See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

Our collection, use, disclosure and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. In the United States, personal information is subject to numerous federal and state laws and regulations relating to privacy, data security, and breach notification, including, for example, the Gramm-Leach-Bliley Act, Health Insurance Portability and Accountability Act, Federal Trade Commission Act, Family Educational Rights and Privacy Act, Communications Act, and Electronic Communications Privacy Act. As of 2018, all fifty U.S. states and the District of Columbia have implemented separate data security and breach notification laws with which we must comply; in addition, some states have strengthened their existing laws. Some courts have become more willing to allow individuals to pursue claims in data breach cases, indicating that it may become easier for consumers to sue companies for data breaches. California’s new privacy law, which is expected to take effect in 2020, will impose additional obligations related to the collection and usage of California residents’ data. Related laws and regulations govern our direct marketing activities and our use of personal information for direct marketing, including the Telemarketing and Consumer Fraud and Abuse Prevention Act, Telemarketing Sales Rule, Telephone Consumer Protection Act and rules promulgated by the Federal Communications Commission, and CAN-SPAM Act. In 2018, the Clarifying Lawful Overseas Use of Data, or CLOUD, Act established new required processes and procedures for handling U.S. law enforcement requests for data that we may store outside of the U.S. In the EU, a new, comprehensive General Data Protection Regulation, or the GDPR, went into effect in May 2018. The GDPR supersedes EU member states’ national protection laws and imposes privacy and data security compliance obligations and increased penalties for noncompliance. In particular, the GDPR has introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines. GDPR enforcement has begun, and companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, some countries in Latin America and Asia are considering GDPR-like data protection laws, and Canada implemented a new mandatory breach reporting and recordkeeping regime in November 2018. Evolving laws and regulations in India protecting the use of personal information could also impact our engagements with clients, vendors and employees in India. As privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.

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

Because of our debt collections work in the United States, we are also regulated by laws such as the Truth in Lending Act, the Fair Credit Billing Act, the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act and related regulations. We are currently licensed to engage in debt collection activities in all jurisdictions in the United States where licensing is required. U.S. banking and debt collection laws and their implementing regulations are occasionally amended, and these changes may impose new obligations on us or may change existing obligations.

Because of our insurance processing activities in the United States, we are currently licensed as a third-party administrator in 41 states and are regulated by the department of insurance in each such state. In two other states, we qualify for regulatory exemption from licensing based on the insurance processing activities we provide.

In the United States, we are subject to laws and regulations governing foreign trade, such as export control, customs and sanctions regulations maintained by government bodies such as the Commerce Department’s Bureau of Industry and Security, the Treasury Department’s Office of Foreign Assets Control, and the Homeland Security Department’s Bureau of Customs and Border Protection.

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

Certain Bermuda Law Considerations

As a Bermuda company, we are also subject to regulation in Bermuda. Among other things, we must comply with the provisions of the Companies Act 1981 of Bermuda as amended, or the Companies Act, regulating the declaration and payment of dividends and the making of distributions from contributed surplus.

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

Our business was initially conducted through various entities and divisions of GE. We began operating as an independent company in 2004, when GE spun off our operations and sold indirect interests in us to our initial investors. In 2007, we completed our initial public offering. In 2012, affiliates of Bain Capital Investors, LLC, or Bain Capital, acquired the majority of the remaining interests held by our initial investors. Following an offering in February 2019, Bain Capital (through its affiliates) owned approximately 17% of our outstanding equity as of February 15, 2019.

Available Information

We file current and periodic reports, proxy statements, and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge on our website, www.genpact.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not incorporated by reference into this Annual Report.

Executive Officers

The following table sets forth information concerning our executive officers as of February 15, 2019:

Name	Age	Position(s)
N.V. Tyagarajan	57	President, Chief Executive Officer and Director
Edward Fitzpatrick	52	Senior Vice President, Chief Financial Officer
Patrick Cogny	52	Senior Vice President, Infrastructure, Manufacturing & Services and High Tech
Balkrishan Kalra	49	Senior Vice President, Consumer Goods, Retail, Life Sciences and Healthcare
Ahmed Mazhari	49	Senior Vice President, Chief Growth Officer
Piyush Mehta	50	Senior Vice President, Chief Human Resources Officer
Darren Saumur	51	Senior Vice President, Global Operating Officer
Heather White	46	Senior Vice President, General Counsel and Corporate Secretary

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

Edward Fitzpatrick has served as our Chief Financial Officer since July 2014. Prior to joining Genpact, he spent 13 years at Motorola Solutions Inc. and its predecessor company Motorola Inc., most recently serving as executive vice president and Chief Financial Officer. Prior to Motorola, he worked at General Instrument Corporation, which was acquired by Motorola Inc., and Price Waterhouse, LLP. Mr. Fitzpatrick also currently serves as a director of CBOE, Inc.

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

Balkrishan Kalra has served as our Senior Vice President, Consumer Goods, Retail and Life Sciences since 2008 and has also been responsible for our Healthcare business since 2016. Prior to this, he held various roles at Genpact since joining us in 1999.

Ahmed Mazhari has served as our Senior Vice President and Chief Growth Officer since September 2016. In this role, he is currently responsible for our global sales and marketing functions, partnerships and alliances, transitions, digital solutioning and robotic process automation.  From 2013 to 2016, he served as our Head of Global Sales and Client Relationships.  Prior to this, he held various roles at Genpact, including European business leader and sales leader for Europe.  Mr. Mazhari joined us in 1997.

Piyush Mehta has served as our Senior Vice President, Chief Human Resources Officer since March 2005. He has worked for us since 2001, initially as Vice President of Human Resources.

Darren Saumur became our Senior Vice President, Global Operating Officer in April 2018. Prior to joining Genpact, he was an executive vice president responsible for the services business at Infor from 2014 to 2018. From 2005 to 2014, he worked at SAP where he ran SAP’s global consulting businesses.  Mr. Saumur began his career at Ernst & Young, where he worked from 1991 to 2005.

Heather White became our Senior Vice President, General Counsel and Corporate Secretary in April 2018.  Ms. White has been with Genpact since 2005, and served most recently as our Senior Vice President and Deputy General Counsel.  Prior to joining Genpact, she was a corporate attorney in the New York and London offices of Paul, Weiss, Rifkind, Wharton & Garrison LLP.

Item 1A.     Risk Factors

Risks Related to our Business

Our success largely depends on our ability to achieve our business strategies, and our results of operations and financial condition may suffer if we are unable to continually develop and successfully execute our strategies.

Our future growth, profitability and cash flows largely depend upon our ability to continually develop and successfully execute our business strategies. While we have confidence that our strategic plans reflect opportunities that are appropriate and achievable, the execution of our strategy may not result in long-term growth in revenue or profitability due to a number of factors, including incorrect assumptions, global or local economic conditions, competition, changes in the industries in which we operate, sub-optimal resource allocation or any of the other risks described in this “Risk Factors” section. In pursuit of our growth strategy, we may also invest significant time and resources into new product or service offerings, and these offerings may fail to yield sufficient return to cover our investments in them. The failure to continually develop and execute optimally on our business strategies could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global macroeconomic conditions affect our clients’ businesses and the markets they serve. Volatile, negative or uncertain economic conditions in our significant markets have in the past undermined and could in the future undermine business confidence in our significant markets or in other markets, which are increasingly interdependent, and cause our clients to reduce or defer their spending on new initiatives, or may result in clients reducing, delaying or eliminating spending under existing contracts with us, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve have affected and may in the future affect demand for our services.

A material portion of our revenues and profitability is derived from our clients in North America and Europe. Weak demand in these markets could have a material adverse effect on our results of operations. Additionally, major political events, including the United Kingdom’s planned withdrawal from the European Union scheduled to occur on March 29, 2019 (“Brexit”), create uncertainty for businesses that operate in these markets. As the United Kingdom and EU continue to negotiate the terms of the United Kingdom’s withdrawal, there remains uncertainty on topics that are relevant to our operations in the United Kingdom, such as privacy regulations, trade agreements, immigration laws and employment laws. We face uncertainty in our operations as to the impact of Brexit on, among other things, the free movement of our employees between the United Kingdom and EU member states and the movement of data between the United Kingdom and EU member states. Furthermore, a significant portion of our revenues from clients in the United Kingdom is generated in British pounds. As a result, we are exposed to the risk that revenues from clients based in the United Kingdom will be affected by adverse movements in foreign currency exchange rates. Additionally, uncertainty as to the future trade terms between the United Kingdom and the EU could negatively impact our clients who are based or have operations in the United Kingdom or the EU, including clients in the financial services sector, and as a consequence could adversely impact our financial condition and results of operations. We are currently examining the various possible impacts Brexit may have on our business and operating model in an effort to develop solutions to address any of the potential outcomes of the negotiations. Any of these factors, or the possibility of a less orderly Brexit that adversely affects global economic conditions and the stability of global financial markets, could have a material adverse effect on our business, financial condition and results of operations.

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

Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other country in which we have clients restricting the performance of business process services from an offshore location or imposing burdens on companies that outsource data processing functions could also have a material adverse effect on our business, results of operations and financial condition. For example, evolving EU cloud computing standards and regulations and proposed taxes on outsourced data center activities or new EU and Japanese regulations on international transfers of personal data may limit or restrict our operations, or make them more costly. Moreover, legislation enacted in the United Kingdom and by many EU countries, provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that outsourcing, if the dismissals resulted solely or principally from the outsourcing, are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the United Kingdom and other EU countries who have adopted similar laws who transfer business to us. Additionally, the United Kingdom’s decision to leave the EU has introduced uncertainty into trade relations and could result in increased costs, delays, and regulatory complexity in our business involving the United Kingdom.

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

In particular, our collection, use, disclosure, and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. Changes in these laws and regulations and inconsistencies in the standards that apply to our business in different jurisdictions may impose significant compliance costs, reduce the efficiency of our operations, and expose us to enforcement risks. In the EU, a new, comprehensive General Data Protection Regulation, or the GDPR, went into effect in May 2018. It supersedes EU member states’ national protection laws and imposes privacy and data security compliance obligations and increased penalties for noncompliance. In particular, the GDPR has introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines. GDPR enforcement has begun, and companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, some countries in Latin America and Asia are considering GDPR-like data protection laws, and Canada implemented a new mandatory breach reporting and recordkeeping regime in November 2018. Evolving laws and regulations in India protecting the use of personal information could also impact our engagements with clients, vendors and employees in India. As privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.

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

We could be liable to our clients or others for damages, subject to criminal liability, fines or penalties, and our reputation could be damaged, if our information systems are breached or confidential or sensitive client or employee data is compromised.

We are often required to collect, process and store proprietary, personally identifying or other sensitive or confidential client data in the operation of our business or in connection with the services we provide under our contracts, including, for example, names, address, social security numbers, personal health information, credit card account numbers, payment history records, and checking and savings account numbers. In addition, we collect and store data regarding our employees and contractors. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate as well as the countries of residence of the persons whose data we process. Data may be accessed or modified improperly as a result of theft, error or malfeasance by our employees, contractors or other third parties, and others may attempt to fraudulently induce our employees, clients or other third parties into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or IT systems or our clients', contractors’ or other third parties' data or IT systems. If any person, including any of our current or former employees or contractors, negligently disregards or intentionally breaches our or our clients’ established controls with respect to sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

In addition, the products, services and software that we provide to our clients may contain or introduce cybersecurity threats or vulnerabilities to our clients’ information technology networks, intentionally or unintentionally. Our clients may maintain their own proprietary, sensitive, or confidential information that could be compromised in a cybersecurity attack, or their systems may be disabled or disrupted as a result of such an attack. Our clients, regulators, or other third parties may attempt to hold us liable, through contractual indemnification clauses or directly, for any such losses or damages resulting from such an attack.

The threat of incursion into our information systems and technology infrastructure has increased and evolved in recent years with the increasing number and sophistication of third parties who have hacked, attacked, disrupted or otherwise invaded information systems of other companies and have misappropriated or disclosed data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. The steps we have taken to protect our data security may be inadequate. If an actual or perceived breach of our security occurs, whether through breach of our computer systems, systems failure or otherwise, the market perception of the effectiveness of our security measures and our reputation could be harmed and we could lose existing or potential customers. Media or other reports of perceived security vulnerabilities in our network security, even if nothing has actually been attempted or occurred, could also adversely impact our brand and reputation and materially affect our business.

In addition, we might not be able to prevent others from using our data and proprietary information to compete with us. Existing trade secret, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries may not protect our data and proprietary information.  For example, doing business in certain jurisdictions poses risks, including but not limited to theft of intellectual property and data and potentially different treatment of foreign owned intellectual property rights and data than that owned or developed in such jurisdictions. If we have to resort to legal proceedings to enforce our rights, the proceedings could be burdensome, protracted and expensive and could involve a high degree of risk and be unsuccessful.

Our clients, suppliers, subcontractors, and other third parties with whom we do business, including in particular cloud service providers and software vendors, generally face similar cybersecurity threats, and in some cases we must rely on the safeguards adopted by these parties. We may also be liable to our clients or others for damages caused by disclosure of confidential information or system failures. Many of our contracts do not limit our potential liability for breaches of confidentiality. We may also be subject to civil actions and criminal prosecution by governments or government agencies for breaches relating to such data. Our insurance coverage or indemnification protections for breaches or mismanagement of such data may not be adequate to cover all costs related to data loss, cybersecurity attacks, or disruptions resulting from such events, or they may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims. The impact of these cybersecurity attacks, data losses, and other security breaches cannot be predicted, but any such attack, loss or breach could disrupt our operations, or the operations of our clients, suppliers, subcontractors, or other third parties. Incidents of this type could require significant management attention and resources, could result in the loss of business, regulatory enforcement and financial liability, and could harm our reputation among our clients and the public, any of which could have a material adverse impact on our financial condition, results of operation, or liquidity.

While we have developed and implemented security measures and internal controls designed to prevent, detect and respond to cyber and other security threats and incidents, such measures cannot ensure security and may not be successful in preventing future security breaches. We are subject to regular incursion attempts from a variety of sources, and we have experienced data security incidents such as inadvertent or unauthorized disclosures of data, including as a result of phishing or malware, and other unauthorized access to or use of our systems or those of third parties. To date such incidents have not had a material impact on our operations or financial results; however, there is no assurance that such impacts will not be material in the future.

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

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service and tax authorities around the world, notably in India where we have substantial operations, and there can be no assurance that negative outcomes from those examinations or any appeals therefrom will not adversely affect our provision for income taxes and cash tax liability, which in turn could have a material adverse effect on our operations, effective tax rate and financial condition. For example, the Government of India has appealed a 2011 ruling by the Delhi High Court that Genpact India Private Limited (one of our subsidiaries) cannot be held to be a representative assessee of GE in connection with an assertion that GE has tax liability in India by reason of a 2004 transfer of shares of our predecessor company. We believe that, if the Government of India is successful in its appeal, GE would be obligated to indemnify us for any resulting tax, though there can be no assurance as to the outcome of this matter.

In addition, the Government of India issued assessment orders to us in 2014, 2015 and 2016 seeking to assess tax on certain transactions that occurred in 2009, 2010 and 2013. We do not believe that the transactions should be subject to tax in India under applicable law, including due to the relief provided under the Mauritius-India treaty, and have accordingly filed appeals.  Our appeal in respect of tax year 2010 has been resolved in our favor. We have received demands for potential tax claims resulting from assessments related to tax years 2009 and 2013 in an aggregate amount of $158 million, including interest. To date, we have paid a total of $23 million toward these demands to the Indian tax authority under protest, and may be required to pay the remainder of the demands pending resolution of the matter. There is no assurance that we will prevail in this matter or similar transactions, including where we have relied on the Mauritius-India treaty, and a final determination of tax in the amounts claimed could have a material adverse effect on our operations, effective tax rate and financial condition.

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

Furthermore, there is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development (OECD) and the EU to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting (BEPS) initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefitted taxpayers in particular cases. In 2016, the EU adopted the Anti-Tax Avoidance Directive which requires EU member states to implement measures to prohibit tax avoidance practices beginning January 1, 2019.

In addition, in December 2017, the Tax Cuts and Jobs Act was passed by the U.S. Congress and signed into law by President Trump, bringing about far-ranging changes to the existing corporate tax system. This legislation establishes a territorial-style system for taxing foreign-source income of multinational corporations and, among other items and with varying effective dates, includes changes to U.S. federal tax rates, an additional minimum tax measured in part by “base erosion payments” involving certain members of affiliated groups, significant additional limitations on the deductibility of interest, the modification of constructive ownership rules used to determine the status of certain non-U.S. companies as “controlled foreign corporations,” and changes to the rules governing taxable and tax-free cross-border transfers of intangible property. Many of the provisions in this legislation are unclear or incomplete in their application. While this legislation has not so far had a material overall impact on our effective tax rate or business practices and operations, it is possible that our tax liability may materially increase in the future as a result of this legislation. Other legislative and regulatory proposals may also affect our tax position or our business practices and operations, depending on whether and in what form they may ultimately take effect.  See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

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

Historically, we have derived a significant portion of our revenues from GE. In 2016, 2017 and 2018, GE accounted for 13.9%, 9.8% and 8.9% of our revenues, respectively. In the past, GE has divested businesses we serve, including a significant portion of its GE Capital business. We expect that our services for GE will decline in the future if GE pursues further divestitures. We intend to continue to make efforts to procure contracts with respect to GE’s divested businesses; however, there can be no assurance that we will be able to procure any such contracts or that such contracts would be on favorable terms. GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is not required to purchase a minimum amount of services from us.  In addition, GE has the right to terminate our services in whole or in part for any reason by providing us with a short period of advance notice. Any material loss of business from, or change in relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.  Further, our revenues from GE may be more volatile in the future and this volatility could have a material adverse effect on our business and results of operations.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues” for further information regarding our relationship with GE.

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

In 2018, more than 65% of our revenues were derived from clients based in North America and more than 15% of our revenues were derived from clients based in Europe. Additionally, in 2018, more than 35% of our revenues were derived from clients in the financial services industry, which includes insurance.

A number of factors could adversely affect our ability to do business in the United States or Europe, which could in turn have a material adverse effect on our business, results of operations and financial condition. For example, the United Kingdom’s negotiations with the EU over Brexit and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the EU on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Brexit has created, and continues to create, political and economic uncertainty about the future relationship between the United Kingdom and the EU and as to whether any other European countries may similarly seek to exit the EU. We have operations in the United Kingdom and a number of countries in the EU and our global operations serve clients with operations in these regions, and as a result our business, financial condition and results of operations may be impacted by such uncertainty and by the terms of the United Kingdom’s pending withdrawal from the EU.

Furthermore, any deterioration in economic activity in the United States or Europe could adversely affect demand for our services, thus reducing our revenue. Increased regulation, changes in existing regulation or increased government intervention in the industries in which our clients operate may adversely affect growth in such industries and therefore have an adverse impact on our revenues.

We may face difficulties in providing end-to-end business solutions or delivering complex, large or unique projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business and our reputation.

We continue to expand the nature and scope of our engagements, including by incorporating digital solutions that use social, mobility, big data and cloud-based technologies. Our ability to effectively offer a wide range of business solutions depends on our ability to attract existing or new clients to new service offerings, and the market for our solutions is highly competitive. We cannot be certain that our new service offerings, particularly our digital offerings, will effectively meet client needs or that we will be able to attract clients to these service offerings. The complexity of our new service offerings, our inexperience in developing or implementing them, and significant competition in the markets for these services may affect our ability to market these services successfully. In addition, the breadth of our existing service offerings continues to result in larger and more complex projects with our clients, which have risks associated with their scope and complexities. Our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages or suffer reputational harm. Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our profitability.

From time to time we also enter into agreements that include unique service level delivery requirements or novel pricing arrangements with which we have no experience and that may be unique in the industry.  These projects can include performance targets that become more rigorous over the term of the contracts and service delivery components that are partially subjective by design, and we may be unable achieve such targets or to satisfy our clients’ expectations in delivering such services.  Our failure to deliver such engagements to our clients’ expectations could result in termination of client contracts, and we could be liable to our clients for penalties or damages or suffer reputational harm.  We may also discover that we have not priced such engagements appropriately, which could adversely affect our profitability and results of operations.

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

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—“Business—Our people.” In 2018, our attrition rate for all employees who were employed for a day or more was approximately 28%. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2018 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

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

Salaries and related benefits of our employees are our most significant costs. Most of our employees are based in India and other countries in which wage levels have historically been significantly lower than wage levels in the United States and Western Europe for comparably skilled professionals, which has been one of our competitive advantages. However, wage levels for comparably skilled employees in most of the countries in which we operate have increased and further increases are expected at a faster rate than in the United States and Western Europe because of, among other reasons, faster economic growth, increased competition for skilled employees and increased demand for business process services. We will lose this competitive advantage to the extent that we are not able to control or share wage increases with our clients. Sharing wage increases may cause our clients to be less willing to utilize our services. In addition, wage increases may reduce our margins. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. We may need to increase our wage levels significantly and rapidly in order to attract the quantity and quality of employees that are necessary for us to remain competitive, which may have a material adverse effect on our business, results of operations and financial condition. In addition, a recent judicial decision in India that we are still evaluating could increase the amount we will be required to pay to or for the benefit of our employees in India.  Further, if this decision is implemented with retrospective application, the amount of the payments that we are required to make at that time to or for the benefit of our employees could be substantial and could have a material adverse effect on our business, results of operations and financial condition. We have also increased, and expect to further increase, the number of employees we have in the United States from the levels than we have had historically, and this could have a negative effect on our profit margin.

Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.

Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, UK pounds sterling, the Australian dollar, the Japanese yen and the Indian rupee. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, Romanian lei, euros, UK pounds sterling, Philippine pesos, Japanese yen, Polish zloty, Mexican pesos, Guatemalan quetzals and the Australian dollar. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee, the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

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

A portion of our business depends on the ability of our employees to obtain the necessary visas and entry permits to do business in the countries where our clients and, in some cases, our delivery centers, are located. In recent years, in response to terrorist attacks, global unrest and political rhetoric, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting visas. If further terrorist attacks occur, global unrest intensifies, or political rhetoric continues, then obtaining visas for our personnel may become even more difficult. Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas. Countries where our clients may be located, including the United States, may through legislation or regulation restrict the number of visas or entry permits available.  In general, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions, terrorist attacks or other events.  In addition, there is currently uncertainty with respect to immigration laws and standards in the United States due to legislation introduced in Congress and policy changes  suggested and adopted by the current U.S. President and members of his administration.  Current U.S. efforts to reduce the number of first-time and renewal H-1B and H-4 visas could result in fewer employees eligible to work for us in the United States under those programs, as could executive actions that prohibit citizens of designated countries from emigrating to and/or working in the United States.  It is not currently known what, if any, other such visa restrictions might be proposed or how they would be implemented or enforced.

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

On August 9, 2018, we entered into an amended and restated five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The amended and restated credit agreement provides for a $680 million term credit facility and a $500 million revolving credit facility, each of which may be increased subject to certain conditions. The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2018, the total amount due under the credit facility, including the amount utilized under the revolving facility, was $958 million.  The credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our liquidity and financial condition.

On March 27, 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering.  On July 24, 2018, an exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended. As of December 31, 2018, the amount outstanding under the notes, net of debt amortization expense of $1.7 million, was $348.3 million, which is payable on April 1, 2022 when the notes mature.  We are required to pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date. The notes are subject to certain customary covenants, including limitations on our ability to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer our assets. Upon certain change of control transactions, we would be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded up to a maximum increase of 2.0%. We may redeem the registered notes at any time in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest or, if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are our senior unsecured obligations and rank equally with all our other senior unsecured indebtedness outstanding from time to time.

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

Central banks around the world, including the Federal Reserve, have commissioned working groups with the goal of finding suitable replacements for LIBOR. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear. These changes may have an adverse impact on us since we have LIBOR-based debt obligations.

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

Our profitability is largely a function of the efficiency with which we utilize our assets, and in particular our people and delivery centers, and the pricing that we are able to obtain for our services. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforce and manage attrition, and our need to devote time and resources to training, professional development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, margins and cash flows over increasingly longer contract periods and general economic and political conditions. Therefore, if we are unable to price appropriately or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition. Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage the significantly larger and more geographically diverse workforce that may result and our profitability may not improve. New taxes may also be imposed on our services such as sales taxes or service taxes which could affect our competitiveness as well as our profitability. Additionally, we may fail to appropriately estimate our costs in agreeing to provide new or novel services with unique pricing arrangements or service delivery requirements.

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

We may be subject to claims and lawsuits for substantial damages by our clients arising out of disruptions to their businesses or our inadequate performance of services.

We depend in large part on our relationships with clients and our reputation for high-quality services to generate revenue and secure future engagements. Most of our service contracts with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client or errors made by our employees in the course of delivering services to our clients could disrupt the client’s business and result in a reduction in our revenues, clients terminating their business relationships with us and/or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client were to result in internal control failures or impair our client’s ability to comply with its own internal control requirements. We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims.

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

The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our reputation, business, results of operations and financial condition. It is also possible that future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected by an unfavorable resolution of these matters.  In addition, these matters divert management and personnel resources away from operating our business.  Even if we do not experience significant monetary costs, there may be adverse publicity associated with these matters that could result in reputational harm, either to us directly or to the industries or geographies we operate in, that may materially adversely affect our business, client or employee relationships.  Further, defending against these claims can involve potentially significant costs, including legal defense costs.

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

Our delivery centers and our data and voice communications may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, heavy rains, epidemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or human-caused events such as protests, riots, labor unrest and cyberattacks. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or delivery centers. We may also be liable to our clients for disruption in service resulting from such damage or destruction. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations and financial condition.

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

Southern Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan. In recent years, military confrontations between India and Pakistan have occurred in the region of Kashmir and along the India/Pakistan border. There have also been incidents in and near India, such as continued terrorist activity around the northern border of India, troop mobilizations along the India/Pakistan border and an aggravated geopolitical situation in the region. Such military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. Resulting political tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on our share price and/or the market for our services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars.

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

A significant percentage of our issued and outstanding common shares are currently beneficially owned by affiliates of Bain Capital. Following a recent offering in February 2019, Bain Capital (through its affiliates) beneficially owned approximately 17% of our outstanding common shares as of February 15, 2019. Our shareholder agreement with Bain Capital and its co-investors provides that Bain Capital has the right to designate for nomination four directors to our board, so long as it maintains certain minimum shareholding thresholds, and the shareholders party to the agreement have agreed to vote their shares for the election of such persons. The number of directors that Bain Capital is entitled to designate for nomination is reduced if its ownership of our common shares declines below certain levels and such right ceases if such ownership falls below 7.5% of our outstanding common shares, and also may be increased in certain circumstances. Following the February 2019 offering, given the size of its shareholding, the number of directors that Bain Capital is entitled to designate for nomination pursuant to our shareholder agreement was reduced to two.

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

The introduction of economic substance requirements in Bermuda could adversely affect us.

Harmful tax practices have become the focus of increased scrutiny from the European Union. The Council of the European Union adopted a resolution on a code of conduct for business taxation directed at counteracting the effects of zero tax and preferential tax regimes around the world.   In 2017, the Code of Conduct Group (Business Taxation) (“COCG”) investigated the tax policies of both European Union member states and non-European Union member states, assessing tax transparency, fair taxation and the implementation of anti–base erosion and profit shifting measures.

Following assessment by the COCG, Bermuda was included in a list of jurisdictions which are required by the European Union to address concerns of the COCG relating to the demonstration of economic substance.  On December 31, 2018, the Bermuda Government implemented legislation which brought certain substance requirements into force with effect from January 1, 2019 for newly-incorporated entities, and with effect from July 1, 2019 for currently existing entities. The introduction of the substance regime in Bermuda may present difficulties for us. There is not yet any guidance on what would constitute “adequate substance” under the newly-implemented legislation.   The new substance requirements could be difficult to manage in a short timeframe for implementation and compliance and could have a material adverse effect on us or our operations.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

As of December 31, 2018, we had $1,393.8 million of goodwill and $177.1 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the book value of our goodwill and other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

Risks Related to our Shares

Future sales of our common shares could cause our share price to decline.

Sales of substantial amounts of common shares by our employees and other shareholders, or the possibility of such sales, may adversely affect the price of our common shares and impede our ability to raise capital through the issuance of equity securities. Following an offering in February 2019, Bain Capital (through its affiliates) and its co-investors beneficially owned approximately 20% of our outstanding common shares as of February 15, 2019. Subject to certain restrictions set forth in our shareholder agreement with Bain Capital and its co-investors, such shareholders are able to sell their common shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended.

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

Prior to 2017, we did not declare regular dividends. In February 2017, we announced the declaration of the first quarterly cash dividend on our common shares in the amount of $0.06 per common share.  In February 2018, we announced an increase in our quarterly cash dividend to $0.075 per common share, and in February 2019 we announced an increase in our quarterly cash dividend to $0.085 per share, representing a planned annual dividend of $0.34 per share. Any determination to pay dividends to holders of our common shares in the future, including future payment of a regular quarterly cash dividend, will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions, statutory requirements under Bermuda law and any other factors our board of directors deems relevant. Our ability to pay dividends will also continue to be subject to restrictive covenants contained in credit facility agreements governing indebtedness we and our subsidiaries have incurred or may incur in the future. In addition, statutory requirements under Bermuda law could require us to defer making a dividend payment on a declared dividend date until such time as we can meet statutory requirements under Bermuda law. A reduction in, delay of, or elimination of our dividend payments could have a negative effect on our share price.

We are organized under the laws of Bermuda, and Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a state of the United States. As a Bermuda company, we are governed by, in particular, the Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations, takeovers and indemnification of directors.

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
•

sales or expected sales of additional common shares, either by us or any of our shareholders, or purchases or expected purchases of common shares, including by us under existing or future share repurchase programs, which purchases are at the discretion of our board of directors and may not continue in the future;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our clients have operations; and
•	actions or announcements by activist shareholders or others.

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

We are incorporated and organized under the laws of Bermuda, and a significant portion of our assets are located outside the United States. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda or in countries, other than the United States, where we have assets based on the civil liability or penal provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liability or penal provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by Appleby (Bermuda) Limited, our Bermuda counsel, that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where we have assets.

Item 1B.      Unresolved Staff Comments

None.

Item 2.      Properties

We have delivery centers in 17 countries. Our only material properties are our premises in India at Phase V, Gurgaon, which comprises approximately 212,531 square feet, and Uppal, Hyderabad which comprises approximately 449,286 square feet, both of which we own. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that our properties and facilities are suitable and adequate for our present purposes and are well-maintained.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” As of January 31, 2019, there were 15 holders of record of our common shares.

The following graph and table compare the performance of an investment in our common shares (measured as the cumulative total shareholder return) with investments in the S&P 500 Index (capitalization weighted) and a peer group of companies for the period from January 1, 2014 to December 31, 2018. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2013 and that all dividends were reinvested. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15
Genpact	94.83	95.43	88.84	103.05	126.57
Peer Group	99.40	97.20	98.92	105.85	118.51
S&P 500	101.81	107.14	108.34	113.69	114.77

	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16
Genpact	116.11	128.52	135.98	148.01	146.11
Peer Group	115.18	122.45	120.05	131.66	126.87
S&P 500	115.09	107.68	115.26	116.82	119.68

	9/30/16	12/31/16	3/31/17	6/30/17	9/30/17
Genpact	130.38	132.50	135.11	152.19	157.55
Peer Group	118.79	119.27	124.55	129.62	138.52
S&P 500	124.29	129.05	136.88	141.10	147.42

	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18
Genpact	174.26	176.05	159.62	169.31	149.70
Peer Group	149.16	155.19	162.33	167.81	146.03
S&P 500	157.22	156.03	161.38	173.83	150.33

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Dividends

In February 2018, our board of directors approved a 25% increase in our quarterly cash dividend to $0.075 per common share, representing a planned annual dividend of $0.30 per common share. In 2018, dividends were declared in February, May, July and October and paid in March, June, September and December. In February 2019, our board of directors approved an approximately 13% increase in our quarterly cash dividend to $0.085 per common share, representing a planned annual dividend of $0.34 per common share for 2019. Any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.

Unregistered Sales of Equity Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended December 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2018	—	—	—	327,997,960
November 1-November 30, 2018	806,310	29.71	806,310	304,041,985
December 1-December 31, 2018	—	—	—	304,041,985

In February 2017, our board of directors authorized a $500 million increase to our existing $750 million share repurchase program, first announced in February 2015, bringing the total authorization under our existing program to $1.25 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled. See Note 19—“Capital stock” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.

Item 6.      Selected Financial Data

The table below presents selected historical financial data.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Financial data as of December 31, 2017 and 2018 and for the three-year period ended December 31, 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Financial data as of December 31, 2014, 2015 and 2016 and for the years ended December 31, 2014 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data below together with the financial statements included herein and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2014	2015	2016	2017	2018
	(dollars and share count in millions, except per share data)
Statement of income data:
Total net revenues	$2,279.4	$2,461.0	$2,570.8	$2,736.9	$3,000.8
Income from operations	$294.0	$ 334.2	$ 341.2	$ 331.3	$ 348.2
Net income available to Genpact Limited common shareholders	$192.0	$239.8	$269.7	$263.1	$282.0
Earnings per common share
Basic	$0.87	$1.11	$1.30	$1.36	$1.48
Diluted	$0.85	$1.09	$1.28	$1.34	$1.45
Weighted average number of common shares used in computing earnings per common share
Basic	220.8	216.6	206.9	193.9	190.7
Diluted	225.2	219.1	210.1	197.0	194.0
Cash dividend per common share	$—	$—	$—	$0.24	$0.30

	As of December 31,
	2014	2015	2016	2017	2018
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$461.8	$450.9	$422.6	$504.5	$368.4
Total assets	2,742.5	2,793.5	2,885.9	3,449.6	3,529.4
Long-term debt, including current portion	653.6	776.5	737.3	1,045.9	1,009.1
Genpact Limited shareholders’ equity	$1,285.1	$ 1,304.4	$1,286.6	$1,424.0	$1,404.2

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

Overview

Our 2018 revenues were $3.001 billion, an increase of 10% year-over-year, or 9% on a constant currency basis. See “Net Revenues” below for an explanation of how we calculate net revenue growth on a constant currency basis, which is a non-GAAP financial measure.

Net Revenues

Revenue by top clients.    The table below sets forth the percentage of our total net revenues derived from our largest clients, including GE, in the years ended December 31, 2016, 2017 and 2018:

	Percentage of Total Net Revenues
	Year ended December 31,
	2016	2017	2018
Top five clients	24.3%	20.3%	21.9%
Top ten clients	33.3%	29.2%	31.5%
Top fifteen clients	39.7%	35.9%	37.9%
Top twenty clients	44.4%	40.9%	42.8%

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

There are a variety of aspects to our pricing of contracts. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk for engagements lasting longer than 12 months. Many of our MSAs also provide that, under transaction-based and fixed-price SOWs, we are entitled to retain a portion of certain productivity benefits we achieve. However, some of our MSAs and SOWs require certain minimum productivity benefits to be passed on to our clients. Once an MSA and related SOWs are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA or SOW, driven by a number of factors. Our revenues include gains or losses arising upon the maturity of qualified cash flow hedges.

Under our services agreements with GE, GE has the right to terminate the MSA or any SOW in whole or in part for any reason by providing us with a short period of advance notice. GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is not required to purchase a minimum amount of services from us.

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

Classification of certain net revenues.    We classify our net revenues in two categories: net revenues from GE and net revenues from Global Clients. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or less of the outstanding equity interest. If GE ceases to own at least 20% of a business we serve, we reclassify the revenues from such business as Global Client revenues following the divestiture. Prior to 2016, we reclassified revenues from these divested GE businesses as Global Client revenues in each fiscal quarter beginning on the date of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this allows us to provide a more consistent view of quarterly trends underlying our Global Client and GE businesses. After reclassifying $69.7 million of revenues from businesses that GE divested in 2016, our 2016 revenues from Global Clients and GE were $2,212.9 million and $357.9 million, respectively. The impact of the reclassification of revenue from divested GE businesses to Global Client revenue in 2017 and 2018 was immaterial.

In many cases, we have continued to perform services for GE-divested businesses following their divestiture by GE even though they were not obligated by the GE MSA to continue to use our services. In such cases, we have either entered into new MSAs with respect to such businesses following their divestiture by GE or agreed with such businesses to continue to work pursuant to the terms agreed to by GE. We are currently undertaking efforts, and plan to continue efforts, to procure engagements with the businesses that GE divests as part of its GE Capital divestitures.

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

Cost of revenue.    The principal component of cost of revenue is personnel expenses. We include in cost of revenue all personnel expenses for employees who are directly responsible for the performance of services for clients, their supervisors and certain support personnel who may be dedicated to a particular client or a set of processes. Travel and living expenses are included in cost of revenue if the personnel expense for the employee incurring such expense is included in cost of revenue. These expenses include gains or losses that arise upon the maturity of qualified cash flow hedges.

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

Selling, general and administrative expenses.    Our selling, general and administrative, or SG&A, expenses are primarily comprised of personnel expenses for senior management, corporate personnel in enabling functions such as human resources, finance, legal, marketing, sales and sales-related personnel, and other support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. Additionally, the operational costs component of SG&A expenses includes professional fees, which represent the costs of third-party legal, tax, accounting and other advisors, and an allowance for doubtful receivables. These expenses include gains or losses that arise upon the maturity of qualified cash flow hedges.

Amortization of acquired intangible assets.    Amortization of acquired intangible assets consists of amortization expenses relating to intangible assets acquired through acquisitions.

Other operating (income) expense, net.    Other operating (income) expense, net primarily consists of the impact of the change in the fair value of earn-out consideration relating to business acquisitions and certain operating losses resulting from the impairment of property, plant and equipment and intangible assets.

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

We also enter into derivative contracts to offset the impact of the re-measurement of non-functional currency expenditures and income. The gains or losses on derivative contracts that qualify for hedge accounting are deferred and included under other comprehensive income (loss) until the derivative contracts mature, at which time the gains or losses on such cash flow hedges are classified as net revenues, cost of revenue or selling, general and administrative expenses based on the underlying risk being hedged. See Note 2—“Summary of significant accounting policies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules’’ and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

Approximately 76% of our fiscal 2018 revenues were earned in U.S. dollars. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, Japanese yen and Indian rupees. Our costs are primarily in Indian rupees, as well as in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our cost currency exposure between the U.S. dollar and the Indian rupee and Mexican peso, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S. dollar and the pound sterling, Australian dollar, Philippine peso and euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. See Note 2—“Summary of significant accounting policies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.

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

Other income (expense), net.    Other income (expense), net primarily includes the gain or loss on the divestitures of certain businesses and certain government incentives received by our subsidiaries.

Net loss (income) attributable to redeemable non-controlling interest.    Non-controlling interest primarily refers to the loss associated with the redeemable non-controlling interest in the operations of SSE, which we acquired in the first quarter of 2016. We purchased the remainder of the outstanding equity interest in SSE in the first quarter of 2018. See Note 3—“Business acquisitions and divestiture” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

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

Other taxes.    We have operating subsidiaries in other countries, including Australia, Brazil, Canada, China, the Czech Republic, Germany, Guatemala, Hungary, Israel, Japan, Kenya, Latvia, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Romania, Singapore, Slovakia, South Africa, the United Kingdom and the United States, as well as sales and marketing subsidiaries in certain jurisdictions, including the United States and the United Kingdom, which are subject to tax in such jurisdictions.

In 2009, one of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. As a result, that subsidiary was subject to a lower corporate income tax rate of 15%, initially for a three-year period that began in 2009, which was extended through December 31, 2018, subject to the fulfillment of certain conditions. Our delivery centers also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including the Philippines and Israel. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.

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

On August 30, 2018, we acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria (collectively referred to as “Barkawi”) for total purchase consideration of $101.3 million. This amount includes cash consideration of $95.6 million, net of cash acquired of $5.7 million. This acquisition enhances our supply chain management consulting capabilities. Goodwill arising from the acquisition amounted to $81.3 million, which has been allocated to our India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the acquired consulting expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of our existing operations.

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

On January 8, 2016, we acquired 51% of the outstanding equity interest in Strategic Sourcing Excellence LLC (“SSE”), a Delaware limited liability company, for total consideration of $14.5 million. This amount includes the fair value of earn-out consideration and cash consideration of $2.6 million, adjusted for working capital, transaction expenses, indebtedness and measurement period adjustments, which did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in the periods in which the adjustments were made. This acquisition strengthens our procurement consulting, transformation and strategic sourcing capabilities. The equity purchase agreement between us and the selling equity holders provides for contingent earn-out consideration of up to $20.0 million, payable by us to the selling equity holders based on the performance of SSE following closing relative to the thresholds specified in the earn-out calculation. Up to $9.8 million of the total potential earn-out consideration, representing the selling equity holders’ redeemable, non-controlling 49% interest in SSE, was payable by us to the selling equity holders only if either the put or call option, each as described below, was exercised. Goodwill arising from the acquisition amounted to $14.4 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The goodwill represents future economic benefits we expect to derive from our expanded presence in the sourcing and procurement consulting domains, operating synergies and other anticipated benefits of combining the acquired operations with our existing operations. The equity purchase agreement granted us a call option to purchase the remaining 49% equity interest in SSE, which option we had the right to exercise between January 1, 2018 and January 31, 2018. As we did not exercise our call option during such period, the selling equity holders exercised their put option on March 1, 2018 in accordance with the terms of the equity purchase agreement to require us to purchase their 49% interest in SSE for $3.0 million. We also paid the selling equity holders $1.8 million in earn-out consideration in the first quarter of 2018.

On September 5, 2017, we acquired 100% of the outstanding equity interest in TandemSeven, Inc. (“TandemSeven”), a Massachusetts corporation, for total purchase consideration of $35.6 million. This amount includes cash consideration of $31.8 million, net of cash acquired of $3.9 million, and an adjustment for working capital and indebtedness. TandemSeven’s focus on improving the design of customer experiences complements our existing capabilities aimed at transforming clients’ processes end-to-end. Goodwill arising from the acquisition amounted to $25.2 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired expertise, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

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

On April 13, 2017, we acquired 100% of the outstanding equity interest in RAGE Frameworks, Inc. (“RAGE”), a Delaware corporation, for total purchase consideration of $125.3 million. This amount includes cash consideration of $124.1 million, net of cash acquired of $1.6 million, and an adjustment for working capital and indebtedness. This acquisition enhances our digital and artificial intelligence capabilities by adding knowledge-based automation technology and services. Goodwill arising from the acquisition amounted to $105.5 million, which has been allocated to our India reporting unit and is not deductible for tax purposes. The goodwill represents primarily the acquired digital and artificial intelligence capabilities, operating synergies and other benefits expected to be derived from combining the acquired operations with our existing operations.

During 2017, we also completed five individually immaterial business acquisition transactions, namely the acquisition of a supply chain management delivery center in the U.S. (“U.S. Delivery Center”), the purchase of all of the outstanding equity interest in OnSource, LLC (“OnSource”), the purchase of the IT business of Birlasoft (“Birlasoft”), the purchase of the image processing business of Fiserv Solutions of Australia Pty Ltd. (“Fiserv”) and the purchase of all of the outstanding equity interest in Lease Dimensions, Inc. (“Lease Dimensions”). The aggregate total consideration to consummate these acquisitions was $87.6 million. This aggregate amount includes the fair value of contingent earn-out consideration, cash consideration of $76.6 million, net of cash acquired of $0.3 million, and adjustments for closing date working capital, indebtedness, value transfer, seller transaction expenses and certain employee-related liabilities.

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

On February 15, 2019, we completed an additional secondary offering of our common shares pursuant to which the Selling Shareholders sold 10.0 million common shares at a price of $32.215 per share in an underwritten public offering.  All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.

Bookings

New bookings is an operating or other statistical measure. We define new bookings as the total contract value of new client contracts, and certain renewals, extensions and changes to existing contracts to the extent that such contracts represent incremental future business. In determining total contract value for this purpose, we assume the minimum volume to which the client has committed. However, for deals that have a total contract value in excess of $200 million and include employees transferring to us from a client, we include as new bookings for any given year only that portion of the total contract value which relates to services performed in connection with employee transfers that are initiated during that year. Regular renewals of contracts with no change in scope, which we consider business as usual, are not counted as new bookings. We provide information regarding our new bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time and may be a useful metric as an indicator of future revenue growth potential. New bookings is also used by management to measure our sales force productivity.

New bookings in 2018 were approximately $3.9 billion, up 40% from approximately $2.8 billion in 2017. The overall increase in new bookings is due to strong growth in our transformation services bookings and new sales of digitally-enabled services in our BPO business. We attribute this growth to strategic investments in our digital and analytics capabilities, domain expertise, our people and our brand, together with a focus on growth opportunities in a specific set of industry verticals and service lines.

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

Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. The calculation of new bookings involves estimates and judgments. There are no third-party standards or requirements governing the calculation of new bookings. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations. Our revenues recognized each year will vary from the new bookings value since new bookings is a snapshot measurement of a portion of the total client contract value at a given time.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 2—“Summary of significant accounting policies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.” An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if changes in the estimate that are reasonably possible could materially impact the financial statements or require a higher degree of judgment than others in their application. We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. We believe the following critical accounting policies require a higher level of management judgment and estimates than others in preparing the consolidated financial statements. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates.

Revenue recognition.    We typically face a long selling cycle in securing a new client. It is not unusual for us to spend twelve to eighteen months or more from the time we begin actively soliciting a new client until we begin to recognize revenues.

All costs we incur prior to signing a contract with a client are expensed as incurred, except for any incremental and direct costs incurred for acquiring the contracts, such as certain sales commissions to employees or third parties, which are classified as contract cost assets and are amortized over the expected period of benefit. Contract acquisition fees or other upfront fees paid to a client are classified as contract assets which are amortized over the expected period of benefit and recorded as an adjustment to the transaction price.

Once a contract is signed, we defer revenues from the transition of services to our delivery centers, as well as the related cost of revenue where such activities do not represent separate performance obligations. Revenues relating to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. Costs relating to such transition activities are fulfillment costs which are directly related to the contract and result in the generation or enhancement of resources. Such costs are expected to be recoverable under the contract and are therefore classified as contract cost assets and recognized ratably over the estimated expected period of benefit under cost of revenue.

Our client contracts sometimes also include incentive payments received for discrete benefits delivered or promised to be delivered to clients or service level agreements that could result in credits or refunds to the clients. Revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

We include offerings such as sale of licenses, in certain contracts, which may be perpetual or subscription-based. We recognize upfront revenue from distinct perpetual licenses at the point in time when the software is made available to the client. Revenue from distinct subscription-based licenses is recognized at the point in time it is transferred to the client. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.

We price our services under a variety of arrangements, including time and materials, transaction-based and, to a lesser extent, fixed-price contracts. When services are priced on a time-and-materials basis, we charge the client based on full-time equivalent, or FTE, rates for the personnel who will directly perform the services. The FTE rates are determined on a periodic basis, vary by category of service delivery personnel and are set at levels to reflect all of our costs, including the cost of supervisory personnel, the allocable portion of other costs, and a margin. In some cases, time-and-materials contracts are based on hourly rates of the personnel providing the services. We recognize revenues when the promised services are delivered to customers for an amount that reflects the consideration to which we expect to be entitled in exchange for those services. We accrue for revenue and unbilled receivables for services rendered between the last billing date and the balance sheet date.

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

In the case of fixed-price contracts, including those for application development, maintenance and support services, revenues are recognized ratably over the terms of the contracts.

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

Timing of revenue recognition may differ from the timing of invoicing. If we receive payment in respect of services prior to the time a contract is signed, we recognize the payment as an advance from a client. When the related contract is signed, the advance becomes revenue to the extent the services are rendered and price is fixed or determinable.

Significant judgements involved include (a) determining whether services are considered distinct performance obligations that should be accounted for separately rather than together where we enter into contracts with clients that include promises to transfer multiple products and services, (b) determining the standalone selling price for each distinct performance obligation and (c) estimating credits or refunds to our clients resulting from incentive payments received for discrete benefits delivered to clients or under service level agreements. In instances where a standalone selling price for a performance obligation is not directly observable, we use information that may include market conditions and other observable inputs. We estimate credit or refund amounts at contract inception and adjust them at the end of each reporting period as additional information becomes available only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Accounts receivable.    Our accounts receivable include amounts for services that we have performed but for which we have not received payment. Accounts receivable are recorded at the invoiced or to-be-invoiced amount and do not bear interest. We typically follow a 30-day billing cycle and, as such, at any point in time we may have accrued up to 30 days of revenues that have not been billed. We maintain an allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, we consider current market conditions and our clients’ financial condition, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns of the client. We do not have any off-balance-sheet credit exposure related to our clients.

Business combinations.    The application of business combination accounting requires the use of significant estimates and assumptions. We account for business combinations using the acquisition method of accounting, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. The measurement of purchase price, including future contingent consideration, if any, and its allocation, requires significant estimates in determining the fair values of assets acquired and liabilities assumed, including with respect to intangible assets and deferred and contingent consideration. Significant estimates and assumptions we may make include, but are not limited to, the timing and amount of future revenue and cash flows based on, among other things, anticipated growth rates, customer attrition rates, and the discount rate reflecting the risk inherent in future cash flows.

Goodwill and other intangible assets.    Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying amounts as of December 31, 2018 and December 31, 2017.

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

We review for impairment our intangible assets with defined useful lives whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether we have incurred an impairment loss requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. When determining the fair value of our intangible assets, we utilize various assumptions, including discount rates, estimated growth rates, economic trends and projections of future cash flows. These projections also take into account factors such as the expected impact of new client contracts, expanded or new business from existing clients, efficiency initiatives, and the maturity of the markets in which each of our businesses operates. We generally categorize intangible assets acquired individually or with a group of other assets or in a business combination as customer-related, marketing-related, technology-related, and other intangible assets. See Note 2—“Summary of significant accounting policies—Business combinations, goodwill and other intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules’’ for more information about how we value our intangible assets. Actual results may vary, and may cause significant adjustments to the valuation of our assets in the future.

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

Employee benefit plans.    We record annual costs relating to defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return on plan assets, future compensation increases and attrition rates. We review these assumptions on an annual basis and modify the assumptions based on current rates and trends when it is appropriate to do so. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

Government incentives.    We recognize government incentives in the income statement under “other income (expense), net” Incentives are recognized in the income statement when there is reasonable assurance that we will comply with the conditions for their receipt and a reasonable expectation that the funds will be received. In certain circumstances, the receipt of an incentive may not be subject to any condition or requirement to incur further costs, in which case the incentive is recognized in the income statement in the period in which it becomes receivable. In the event that it becomes likely that we will be required to repay an incentive that has already been recognized, we make a provision for the estimated liability.

Results of Operations

The following table sets forth certain data from our income statement for the years ended December 31, 2016, 2017 and 2018.

				Percentage Change
	Year ended December 31,			Increase/(Decrease)
	2016	2017	2018	2017 vs. 2016	2018 vs. 2017
	(dollars in millions)
Net revenues—GE*	$357.9	$269.2	$268.2	(24.8)%	(0.4)%
Net revenues—Global Clients*	2,212.9	2,467.7	2,732.6	11.5%	10.7%
Total net revenues	2,570.8	2,736.9	3,000.8	6.5%	9.6%
Cost of revenue	1,554.3	1,681.4	1,921.8	8.2%	14.3%
Gross profit	1,016.4	1,055.5	1,079.0	3.8%	2.2%
Gross profit margin	39.5%	38.6%	36.0%
Operating expenses
Selling, general and administrative expenses	653.0	689.5	693.9	5.6%	0.6%
Amortization of acquired intangible assets	27.2	36.4	38.9	34.0%	6.7%
Other operating (income) expense, net	(4.9)	(1.7)	(1.8)	(66.4)%	11.1%
Income from operations	341.2	331.3	348.2	(2.9)%	5.1%
Income from operations as a percentage of net revenues	13.3%	12.1%	11.6%
Foreign exchange gains (losses), net	2.6	2.0	15.2	(24.1)%	663.5%
Interest income (expense), net	(16.2)	(31.7)	(37.1)	96.1%	17.0%
Other income (expense), net	9.7	23.6	35.8	143.4%	51.6%
Income before equity-method investment activity, net and income tax expense	337.3	325.1	362.0	(3.6)%	11.4%
Equity-method investment activity, net	(7.7)	(4.5)	(0.0)	(41.0)%	(99.7)%
Income before income tax expense	329.6	320.6	362.0	(2.7)%	12.9%
Income tax expense	62.1	59.7	80.8	(3.8)%	35.2%
Net income	267.5	260.8	281.3	(2.5)%	7.8%
Net loss attributable to redeemable non-controlling interest	2.1	2.3	0.8	6.2%	(66.5)%
Net income attributable to Genpact Limited common shareholders	$269.7	$263.1	$282.0	(2.4)%	7.2%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	10.5%	9.6%	9.4%

*As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Classification of Certain Net Revenues,” net revenues from certain businesses in which GE ceased to be a 20% shareholder are reclassified from GE net revenues to Global Client net revenues only at the end of each fiscal year. Net revenues from GE in the year ended December 31, 2016, after excluding net revenues from such divested GE businesses, decreased by 8.2% compared to the year ended December 31, 2015. Net revenues from GE in the year ended December 31, 2017, after excluding net revenues from such divested GE businesses, decreased by 18.5% compared to the year ended December 31, 2016. There was no significant impact on net revenues from GE in the year ended December 31, 2018 as a result of excluding net revenues from such divested GE businesses.

Fiscal Year Ended December 31, 2018 Compared to the Fiscal Year Ended December 31, 2017

Net revenues.    Our net revenues were $3,000.8 million in 2018, up $263.9 million, or 9.6%, from $2,736.9 million in 2017. The growth in our net revenues was primarily driven by an increase in BPO services – including our transformation services – delivered to our Global Clients, and incremental revenue from acquisitions completed in 2017 and 2018. Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, the U.K. pound sterling, Japanese yen and the Indian rupee against the U.S. dollar, our net revenues grew 9% compared to 2017. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations compared to prior fiscal periods, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased to approximately 79,900 in 2018 from approximately 75,500 in 2017.

			Percentage Change
	Year ended December 31,		Increase/ (Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Global Clients:
BPO services	$2,089.2	$2,345.0	12.2%
IT services	378.5	387.6	2.4
Total net revenues from Global Clients	$2,467.7	$2,732.6	10.7%
GE:
BPO services	175.1	157.8	(9.9)%
IT services	94.1	110.4	17.3
Total net revenues from GE	$269.2	$268.2	(0.4)%
Total net revenues from BPO services	2,264.3	2,502.8	10.5
Total net revenues from IT services	472.6	498.0	5.4
Total net revenues	$2,736.9	$3,000.8	9.6%

Net revenues from Global Clients in 2018 were $2,732.6 million, up $264.9 million, or 10.7%, from $2,467.7 million in 2017. This increase was primarily driven by growth in several of our verticals, including high tech, healthcare, consumer goods and insurance. As a percentage of total net revenues, net revenues from Global Clients increased from 90.2% in 2017 to 91.1% in 2018.

Net revenues from GE in 2018 were $268.2 million, down $1.0 million, or 0.4%, from 2017. The decrease is attributable to the impact of a decline in services delivered to certain GE businesses in 2018 compared to 2017. Prior to 2016, we reclassified revenues from GE-divested businesses as Global Client revenues in each fiscal quarter beginning on the dates of divestiture. However, beginning with 2016, we reclassify such revenue as Global Client revenue only at the end of each fiscal year. We believe that this allows us to provide a more consistent view of quarterly trends underlying our Global Clients and GE businesses. There was no significant impact on net revenues from GE in the year ended December 31, 2018 as a result of excluding net revenues from such divested GE businesses.

Net revenues from BPO services in 2018 were $2,502.8 million, up $238.5 million, or 10.5%, from $2,264.3 million in 2017. This increase was primarily attributable to an increase in services delivered to our Global Clients, including transformation services. Net revenues from IT services were $498.0 million in 2018, up $25.4 million, or 5.4%, from $472.6 million in 2017.

Net revenues from BPO services as a percentage of total net revenues increased to 83.4% in 2018 from 82.7% in 2017 with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin.    The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Year ended December 31,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$1,153.5	$1,322.7	42.1%	44.1%
Operational expenses	481.0	543.0	17.6	18.1
Depreciation and amortization	46.9	56.1	1.7	1.9
Cost of revenue	$1,681.4	$1,921.8	61.4%	64.0%
Gross margin	38.6%	36.0%

Cost of revenue was $1,921.8 million in 2018, up $240.3 million, or 14.3%, from $1,681.4 million in 2017. Wage inflation, increases in our operational headcount, including in the number of onshore personnel – in particular for transformation services delivery – the unfavorable impact of foreign exchange on our expenditures in certain currencies, primarily the Indian rupee, and higher stock-based compensation expense contributed to the increase in cost of revenue in 2018 compared to 2017. Fluctuations in foreign exchange rates result in gains and losses on our foreign currency hedges and a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency. These increases were partially offset by improved operational efficiencies in 2018 compared to 2017.

Our gross margin decreased from 38.6% in 2017 to 36.0% in 2018 primarily due to the factors described above.

Personnel expenses.    Personnel expenses as a percentage of total net revenues increased from 42.1% in 2017 to 44.1% in 2018. Personnel expenses were $1,322.7 million, up $169.2 million, or 14.7%, from $1,153.5 million in 2017. The impact of wage inflation, an approximately 2,800-person, or 4.3%, increase in our operational headcount, including an increase in the number of onshore personnel – in particular for transformation services delivery – and the unfavorable impact of foreign exchange contributed to higher personnel expenses in 2018 compared to 2017. Higher stock-based compensation expense also resulted in higher personnel expenses in 2018 compared to 2017.

Operational expenses.    Operational expenses as a percentage of total net revenues increased from 17.6% in 2017 to 18.1% in 2018. Operational expenses were $543.0 million, up $62.0 million, or 12.9%, from 2017 primarily due to higher travel and onshore infrastructure expenses and the unfavorable impact of foreign exchange. The increase in operational expenses was partially offset by improved operational efficiencies and lower IT expenses.

Depreciation and amortization expenses.    Depreciation and amortization expenses as a percentage of total net revenues were 1.9% in 2018, compared to 1.7% in 2017. Depreciation and amortization expenses as a component of cost of revenue were $56.1 million in 2018, up $9.2 million, or 19.5%, from $46.9 million in 2017. This increase was primarily due to the expansion of certain existing facilities.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Year ended December 31,		As a Percentage of Total Net Revenues
	2017	2018	2017	2018
	(dollars in millions)
Personnel expenses	$501.1	$518.9	18.3%	17.3%
Operational expenses	178.6	166.4	6.5	5.5
Depreciation and amortization	9.8	8.5	0.4	0.3
Selling, general and administrative expenses	$689.5	$693.9	25.2%	23.1%

SG&A expenses as a percentage of total net revenues decreased from 25.2% in 2017 to 23.1% in 2018. SG&A expenses were $693.9 million, up $4.4 million, or 0.6%, from 2017. Higher stock-based compensation expenses, an increase in our sales headcount and the unfavorable impact of foreign exchange on our expenses in certain currencies, primarily the Indian rupee, all contributed to higher SG&A expenses in 2018 compared to 2017. These increases were largely offset by cost efficiencies resulting from focused cost optimization initiatives across all support functions, related operating leverage and a lower reserve for doubtful receivables in 2018 compared to 2017. Our sales and marketing expenses as a percentage of total net revenues was approximately 6.8% in 2018, compared to 7.0% in 2017.

Personnel expenses.    Personnel expenses as a percentage of total net revenues decreased from 18.3% in 2017 to 17.3% in 2018. Personnel expenses as a component of SG&A expenses were $518.9 million, up $17.8 million, or 3.6%, from $501.1 million in 2017. This increase is primarily due to wage inflation and the unfavorable impact of foreign exchange. Higher stock-based compensation expense also resulted in higher personnel expenses in 2018 compared to 2017. These increases were largely offset by the cost efficiencies described above in 2018.

Operational expenses.     Operational expenses as a component of SG&A expenses were $166.4 million, down $12.1 million, or 6.8%, from $178.6 million in 2017. Operational expenses as a percentage of total net revenues decreased from 6.5% in 2017 to 5.5% in 2018. The decrease in operational expenses was primarily due to a lower reserve for doubtful receivables and the cost efficiencies described above, including lower travel and infrastructure expenses in 2018 compared to 2017, and was partially offset by the unfavorable impact of foreign exchange in 2018 compared to 2017.

Depreciation and amortization.    Depreciation and amortization expenses as a percentage of total net revenues were 0.3% in 2018, compared to 0.4% in 2017. Depreciation and amortization expenses as a component of SG&A expenses were $8.5 million, down $1.3 million, or 13.2%, from $9.8 million in 2017.

Amortization of acquired intangibles.    Non-cash charges on account of the amortization of acquired intangibles were $38.9 million in 2018, up $2.4 million, or 6.7%, from $36.4 million in 2017. This increase is primarily due to the amortization of intangibles acquired during 2017 and 2018, partially offset by a reduction in amortization as a result of the expiration of the lives of intangibles acquired in prior periods.

Other operating (income) expense, net.    The following table sets forth the components of other operating (income) expense, net:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Other operating (income) expense	$(7.3)	$(0.5)	(93.7)%
Provision for impairment of intangible assets and property, plant and equipment	9.3	4.3	(54.2)
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(3.7)	(5.7)	53.0
Other operating (income) expense, net	$(1.7)	$(1.8)	11.1%
Other operating (income) expense, net as a percentage of total net revenues	(0.1)%	(0.1)%

Other operating income, net of expenses, was $1.8 million in 2018, up $0.2 million from $1.7 million in 2017. We recorded a gain of $7.3 million in other operating income in 2017, primarily due to a gain on the sale of certain real property and as a result of the reversal of certain provisions, compared to a gain of $0.5 million in 2018. We also recorded a gain of $3.7 million in 2017 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions, compared to a gain of $5.7 million in 2018. Additionally, we recorded a $4.3 million charge in 2018 compared to a $9.3 million charge in 2017 relating to certain computer software and technology-related intangible assets, which charge we discuss in Note 9—“Property, plant and equipment, net” and Note 10—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Income from operations.    As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.1% in 2017 to 11.6% in 2018. Income from operations was $348.2 million, up 5.1%, or $16.9 million, from $331.3 million in 2017.

Foreign exchange gains (losses), net.    We recorded a net foreign exchange gain of $15.2 million in 2018, compared to a $2.0 million gain in 2017. The gain in 2018 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar. The gain in 2017 resulted primarily from the appreciation of the euro and Australian dollar against the U.S. dollar.

Interest income (expense), net.    The following table sets forth the components of interest income (expense), net:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Interest income	$8.2	$11.4	39.2%
Interest expense	(39.9)	(48.5)	21.5
Interest income (expense), net	$(31.7)	$(37.1)	17.0%
Interest income (expense), net as a percentage of total net revenues	(1.2)%	(1.2)%

Our net interest expense was $37.1 million in 2018, up $5.4 million from $31.7 million in 2017, primarily due to an $8.6 million increase in interest expense, partially offset by a $3.2 million increase in interest income. The increase in interest expense is primarily due to (i) $3.2 million increase in interest on the senior notes we issued in March 2017, (ii) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, partially offset by gains on interest rate swaps in 2018 compared to losses in 2017, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (iii) higher drawdown on our revolving credit facility in 2018 compared to 2017. Our interest income increased by $3.2 million in 2018 compared to 2017, primarily due to higher account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.8% in 2017 to 3.2% in 2018.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Year ended December 31,		Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Government incentives	$26.9	$36.1	34.3%
Other income/(expense)	(3.3)	(0.3)	(89.7)
Other income (expense), net	$23.6	$35.8	51.6%
Other income (expense), net as a percentage of total net revenues	0.9%	1.2%

Our net other income was $35.8 million in 2018, up $12.2 million from $23.6 million in 2017. This increase is primarily due to the recording of higher income in connection with an export subsidy in 2018 compared to 2017. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and is currently available for eligible export services through March 31, 2019. In 2017, we recorded a loss of $5.2 million on the divestiture of a non-strategic portion of our legacy IT support business in Europe. No such loss was recorded in 2018.

Equity-method investment activity, net.    Equity-method investment activity, net in 2017 primarily represents our share of loss in a non-consolidated affiliate that we divested on June 30, 2017.

Income tax expense.    Our income tax expense increased from $59.7 million in 2017 to $80.8 million in 2018 due to higher pre-tax income and an increase in our effective tax rate, or ETR. Our ETR was 22.3% in 2018, up from 18.5% in 2017. The increase in our ETR is primarily due to recording an increase in tax expense as a result of an internal restructuring, certain special economic zone units in India becoming partially taxable, and a change in the jurisdictional mix of our income, offset by the tax benefits recorded on employment-related tax deductions in India and the impact of certain provisions under the U.S. Tax Cut and Jobs Act (the “Tax Act”).

Net income attributable to redeemable non-controlling interest.    Non-controlling interest primarily refers to the loss associated with the redeemable non-controlling interest in the operations of SSE, in which we acquired a controlling interest in 2016. We purchased the remaining share of the outstanding equity interest in SSE in the first quarter of 2018. See Note 3—“Business acquisitions and divestiture” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of net revenues decreased from 9.6% in 2017 to 9.4% in 2018. Net income attributable to our common shareholders increased by $18.9 million from $263.1 million in 2017 to $282.0 million in 2018.

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

Cost of revenue and gross margin.    The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Year ended December 31,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$1,061.1	$1,153.5	41.3%	42.1%
Operational expenses	446.9	481.0	17.4	17.6
Depreciation and amortization	46.3	46.9	1.8	1.7
Cost of revenue	$1,554.3	$1,681.4	60.5%	61.4%
Gross margin	39.5%	38.6%

Cost of revenue was $1,681.4 million in 2017, up $127.1 million, or 8.2%, from 2016. Incremental expenses from acquisitions, wage inflation, increases in our operational headcount, an increase in the number of onshore personnel, and higher stock-based compensation expense to support growth in 2017 compared to 2016 contributed to the increase in cost of revenue. These increases were partially offset by improved operational efficiencies, a decrease in IT and travel expenses, and the favorable impact of foreign exchange on our expenditures in certain currencies, primarily the Indian rupee and U.K. pound sterling. Fluctuations in foreign exchange rates result in gains and losses on our foreign currency hedges and a translation impact when we convert our non-U.S. dollar income statement items to the U.S. dollar, our reporting currency.

Our gross margin decreased from 39.5% in 2016 to 38.6% in 2017 primarily due to the factors described above.

Personnel expenses.    Personnel expenses as a percentage of total net revenues increased marginally from 41.3% in 2016 to 42.1% in 2017. Personnel expenses were $1,153.5 million, up $92.3 million, or 8.7%, from $1,061.1 million in 2016. The impact of wage inflation, higher stock-based compensation expense, incremental expenses from acquisitions and an approximately 2,500-person, or 4.0%, increase in our operational headcount resulted in higher personnel expenses in 2017 compared to 2016. These increases were partially offset by the favorable impact of foreign exchange and improved operational efficiencies.

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

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Year ended December 31,		As a Percentage of Total Net Revenues
	2016	2017	2016	2017
	(dollars in millions)
Personnel expenses	$469.9	$501.1	18.3%	18.3%
Operational expenses	174.1	178.6	6.8	6.5
Depreciation and amortization	9.0	9.8	0.4	0.4
Selling, general and administrative expenses	$653.0	$689.5	25.4%	25.2%	%

SG&A expenses as a percentage of total net revenues decreased from 25.4% in 2016 to 25.2% in 2017. SG&A expenses were $689.5 million, up $36.5 million, or 5.6%, from 2016. Incremental expenses from acquisitions, higher personnel expenses, higher stock-based compensation expenses, an increase in fees paid for professional services to support growth, and an increase in marketing expenditures related to a branding update all contributed to higher SG&A expenses in 2017 compared to 2016. These increases were partially offset by lower travel expenses and the favorable impact of foreign exchange on our expenditures in certain currencies, primarily the Indian rupee and U.K. pound sterling. Our sales and marketing expenses as a percentage of total net revenues in 2017 decreased marginally compared to 2016.

Personnel expenses.    Personnel expenses as a percentage of total net revenues were 18.3% in 2017, unchanged from 2016. Personnel expenses as a component of SG&A expenses were $501.1 million, up $31.2 million, or 6.6%, from 2016. Wage inflation, incremental expenses from acquisitions and higher stock-based compensation expenses resulted in higher personnel costs as a component of SG&A expenses in 2017 compared to 2016. These increases were partially offset by the favorable impact of foreign exchange.

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

Other operating (income) expense, net.    The following table sets forth the components of other operating (income) expense, net:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2016	2017	2016 vs. 2017
	(dollars in millions)
Other operating (income) expense	$(1.3)	$(7.3)	474.8%
Provision for impairment of intangible assets and property, plant and equipment	11.2	9.3	(16.8)
Change in the fair value of earn-out consideration, deferred consideration (relating to business acquisitions)	(14.9)	(3.7)	(75.1)
Other operating (income) expense, net	$(4.9)	$(1.7)	(66.4)%
Other operating (income) expense, net as a percentage of total net revenues	(0.2)%	(0.1)%

Other operating income, net of expenses, was $1.7 million in 2017, down $3.3 million from $4.9 million in 2016. This decrease was primarily due to a $3.7 million gain in 2017 compared to a $14.9 million gain in 2016 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions. We also recorded $7.3 million in other operating income in 2017, primarily due to a gain on the sale of rights to certain real property and as a result of the reversal of certain liabilities, compared to $1.3 million in other operating income in 2016. Additionally, we recorded a $9.3 million write-down of intangible assets in 2017, compared to an $11.2 million write-down of a software intangible asset in 2016, which are discussed in Note 10—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.

Income from operations.    As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 13.3% in 2016 to 12.1% in 2017. Income from operations was $331.3 million, down $9.9 million from $341.2 million in 2016.

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

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Year ended December 31,		Increase/(Decrease)
	2016	2017	2017 vs. 2016
	(dollars in millions)
Government incentives	$—	$26.9	100.0%
Other income/(expense)	9.7	(3.3)	(134.0)
Other income (expense), net	$9.7	$23.6	143.4%
Other income (expense), net as a percentage of total net revenues	0.4%	0.9%

Our net other income was $23.6 million in 2017, up $13.9 million from $9.7 million in 2016. This increase is primarily due to a subsidy received by one of our subsidiaries in India in 2017, partially offset by a $5.7 million provision for an expected loss on the divestiture of a non-strategic portion of our legacy IT support business in Europe in 2017 and a $5.2 million gain on the divestiture of our cloud-hosted technology platform for the rural banking sector in India in 2016.

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

Net income attributable to redeemable non-controlling interest.    Redeemable non-controlling interest primarily refers to the loss associated with the non-controlling interest in the operations of SSE, in which we acquired a controlling interest in 2016 and which is discussed in Note 3—“Business acquisitions and divestiture” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.

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

The tables in Note 31—“Quarterly financial data” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” present unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information set forth therein contains all adjustments necessary to fairly present such information. The comparison of our results for the first quarter of 2018 with the fourth quarter of 2017 reflects the seasonal trends described above. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

Statement of financial position

Key changes in our financial position during 2018

Following are the significant changes in our financial position as of December 31, 2018 compared to December 31, 2017:

•	Short-term borrowings increased by $125.0 million

Our short-term borrowings increased, primarily as a result of the drawdown of $125.0 million (net of repayments) on our revolving credit facility to meet short-term internal funding requirements. See Note 15—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.

•	Prepaid expenses, other current assets, contract cost assets and other assets increased by $29.3 million

The increase in other assets, contract cost assets and prepaid expenses is primarily due to the capitalization of certain sales incentives as contract cost assets as a result of our adoption of ASC 606. Refer to Note 3—“Summary of significant accounting policies” and Note 27— “Contract balances” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information. The balance of the increase is primarily the result of an export subsidy expected to be received by one of our subsidiaries in India and prepaid expenses mainly related to IT licenses and employee group insurance, partially offset by lower client acquisition costs, the impact of mark-to-market gains on derivative financial instruments and fluctuations in foreign exchange, primarily the depreciation of the Indian rupee against the U.S. dollar.

•	Net accounts receivable increased by $81.1 million

The increase in our accounts receivable is primarily due to increased revenues in 2018, partially offset by an improvement in our days sales outstanding.

•	Goodwill and intangible assets increased by $102.2 million

Goodwill increased by $56.7 million, primarily due to goodwill arising out of our 2018 acquisitions, and was partially offset by the impact of foreign exchange fluctuations. Our intangible assets increased by $45.5 million, primarily due an increase in intangible assets under development and intangible assets arising out of our 2018 acquisitions, partially offset by amortization expenses and the write-down in 2018 of a group of assets including computer software and technology-related intangible assets. See Note 10—“Goodwill and intangible assets, net” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

•	Accounts payable, accrued expenses, other current liabilities and other liabilities increased by $11.0 million

The increase in accounts payable, accrued expenses, other current liabilities and other liabilities is primarily due to higher mark-to-market losses on derivative financial instruments, accounts payable and employee-related accruals in 2018, partially offset by the impact of fluctuations in foreign exchange, primarily the depreciation of the Indian rupee against the U.S. dollar.

•	Long-term debt decreased by $36.7 million

In August 2018, we amended our existing credit facility through a new credit facility. As a result of the amendment, we extinguished the outstanding term loan under the prior facility of $129.2 million and obtained additional funding of $129.2 million, resulting in no change to the outstanding principal of the term loan under the amended facility. For additional information, see Note 14—“Long-term debt” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.” We also made principal repayments totaling $37.0 million on our long-term debt in 2018.

•	Net deferred tax assets decreased by $1.1 million

Our net deferred tax assets decreased by $1.1 million. See Note 25—“Income taxes” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2017 and 2018 is presented below:

	As of December 31,	As of December 31,	Percentage Change Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Cash and cash equivalents	$504.5	$368.4	(27.0)%
Short-term borrowings	170.0	295.0	73.5
Long-term debt due within one year	39.2	33.5	(14.6)
Long-term debt other than the current portion	1,006.7	975.6	(3.1)
Genpact Limited total shareholders’ equity	$1,424.0	$1,404.2	(1.4)%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

As of December 31, 2018, $363.6 million of our $368.4 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $131.6 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $25.0 million of retained earnings. $232.0 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

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

In February 2018, our board of directors approved a 25% increase in our quarterly cash dividend to $0.075 per common share, representing an annual dividend of $0.30 per common share. On each of March 21, 2018, June 20, 2018, September 19, 2018 and December 19, 2018, we paid dividends of $0.075 per share, amounting to $14.4 million, $14.2 million, $14.3 million and $14.2 million in the aggregate, to shareholders of record as of March 9, 2018, June 8, 2018, September 10, 2018 and December 10, 2018, respectively.

In February 2019, our board of directors approved an approximately 13% increase in our quarterly cash dividend to $0.085 per common share, representing a planned annual dividend of $0.34 per common share for 2019.  Any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.

As of December 31, 2016, our board of directors had authorized repurchases of up to $750.0 million in value of our common shares under our share repurchase program first announced in February 2015. On February 10, 2017, our board of directors approved up to an additional $500.0 million in share repurchases, bringing the total authorization under our existing program to $1,250.0 million. Since the date our share repurchase program was initially authorized in 2015, we have repurchased 29,538,140 shares at an average price of $25.25 per share.

On March 29, 2017, we entered into an accelerated share repurchase, or ASR, agreement with Morgan Stanley & Co. LLC to repurchase an aggregate of $200.0 million of our common shares. We received an initial delivery of 6,578,947 common shares on March 30, 2017, an additional delivery of 350,006 common shares on December 29, 2017 and a final delivery of 163,975 common shares on January 17, 2018 upon final settlement of the transaction.  During the years ended December 31, 2018 and December 31, 2017, we also purchased 4,921,192 and 808,293 of our common shares, respectively, on the open market at a weighted average price of $31.30 and $24.48 per share, respectively, for an aggregate cash amount of $154.1 million and $19.8 million, respectively.

For additional information, see Note 19—“Capital stock” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding related operations to support our growth and financing acquisitions and enhancing capabilities.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended, December 31,		Percentage Change Increase/(Decrease)
	2017	2018	2018 vs. 2017
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$359.1	$339.5	(5.4)	%
Investing activities	(362.0)	(276.1)	(23.7)
Financing activities	47.2	(135.2)	(386.5)
Net increase (decrease) in cash and cash equivalents	$44.3	$(71.7)	(262.0)%

Cash flows from operating activities.    Net cash provided by operating activities was $339.5 million in 2018, compared to $359.1 million in 2017. This decrease is primarily due to a $78.7 million net change in our operating assets and liabilities in 2018 compared to 2017, mainly driven by an increase in accounts receivable due to higher revenues in 2018, higher interest and tax payments, and receivables recorded in 2018 in connection with an export subsidy which will be realized in the future, partially offset by higher net income.

Cash flows from investing activities.    Our net cash used for investing activities was $276.1 million in 2018, down $85.9 million from $362.0 million in 2017. We made payments of $111.6 million in the aggregate related to acquisitions completed in 2018 compared to payments of $284.8 million in 2017. Payments for acquired/internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were $87.8 million higher in 2018 than in 2017. This increase includes an advance paid to acquire certain software platforms to be used for client service delivery.

Cash flows from financing activities.    Our net cash used for financing activities was $135.2 million in 2018, compared to net cash generated from financing activities of $47.2 million in 2017. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering. We made principal repayments totaling $37.0 million on our long-term debt in 2018 compared to $40.0 million in 2017. We received proceeds from short-term borrowings of $250.0 million and $295.0 million in 2018 and 2017, respectively. Of the short-term borrowings, we also repaid $125.0 million and $285.0 million in 2018 and 2017, respectively. For additional information, see Notes 14 —“Long-term debt” and 15 —“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.” Additionally, payments in connection with the issuance of common shares under stock-based compensation plans (net of proceeds) were $1.9 million in 2018 compared to net proceeds of $5.2 million in 2017. Payments related to earn-out or deferred consideration were $2.9 million lower in 2018 than in 2017. In 2018, we paid cash dividends in an aggregate amount of $57.1 million compared to $46.7 million in 2017. Payments for share repurchases (including related expenses) were $154.2 million in 2018 compared to $219.8 million in 2017. In August 2018, we amended our existing credit facility through a new credit facility. As a result of the amendment, we paid $4.3 million in expenses, extinguished $129.2 million of the outstanding term loan under the 2015 Facility and obtained additional funding of $129.2 million from a different lender, resulting in no change to the outstanding principal of the term loan under the amended facility. For additional information, see Note 14—“Long-term debt” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Financing Arrangements (Credit Facility)

In June 2015, we refinanced our 2012 credit facility through a new credit facility comprised of a term loan of $800 million and a revolving credit facility of $350 million, or the 2015 Facility.

In August 2018, we amended the 2015 Facility. The amended facility is comprised of a $680.0 million term loan, which represents the outstanding balance under the 2015 facility as of the date of amendment, and a $500.0 million revolving credit facility. The amended facility expires on August 8, 2023. The amendment did not result in a substantial modification of $550.8 million of the outstanding term loan under the 2015 Facility. Further, as a result of the amendment, we extinguished $129.2 million of the outstanding term loan under the 2015 Facility and obtained additional funding of $129.2 million from a different lender, resulting in no change to the outstanding principal of the term loan under the amended facility. In connection with the amendment, we expensed $2.0 million, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to our lenders related to the term loan.

The overall borrowing capacity under the revolving facility increased from $350.0 million to $500.0 million. The remaining unamortized costs and an additional third party fee paid in connection with the amendment will be amortized over the term of the amended facility, which expires on August 8, 2023. For additional information, see Note 14—“Long-term debt” and Note 15—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Borrowings under the amended facility bear interest at a rate equal to, at our election, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 facility, in each case subject to adjustment based on our credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on our election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. As of December 31, 2017 and December 31, 2018, our outstanding term loan, net of debt amortization expense of $1.8 million and $2.2 million, respectively, was $698.2 million and $660.8 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2017 and December 31, 2018, the limits available under such facilities were $15.1 million and $14.3 million, respectively, of which $7.9 million and $7.4 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2017 and December 31, 2018, a total of $171.0 million and $297.1, respectively, of our revolving credit facility was utilized, of which $170.0 million and $295.0 million, respectively, constituted funded drawdown and $1.0 million and $2.1 million, respectively, constituted non-funded drawdown.

We have entered into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2018, we were party to interest rate swaps covering a total notional amount of $507.4 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 2.65%.

In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348.5 million and an underwriting fee of approximately $1.5 million. In addition, there were other debt issuance related costs of $1.2 million. The total debt issuance cost of $2.6 million incurred in connection with the offering of the notes is being amortized over the life of the notes as additional interest expense. As of December 31, 2017 and December 31, 2018, the amount outstanding under the notes, net of debt amortization expense of $2.2 million and $1.7 million, was $347.8 million and 348.3 million, respectively, which is payable on April 1, 2022 when the notes mature. In connection with the offering, we entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which we agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended. For additional information, see Notes 14 and 15—“Long-term debt” and “Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

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

Based on our assessment of such qualitative factors, in accordance with ASU 2011-08, we concluded that as of December 31, 2018 and December 31, 2017, the fair values of all of our reporting units are likely to be higher than their respective carrying values.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see Item 1A—“Risk Factors—Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition,” the section titled “Contractual Obligations” below, and Note 7—“Derivative financial instruments” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term indebtedness	$1,107.3	$58.6	$117.3	$931.4	$—
— Principal payments	1,009.1	33.5	67.0	908.6	—
— Interest payments*	98.2	25.1	50.3	22.8	—
Short-term borrowings	298.0	298.0	—	—	—
— Principal payments	295.0	295.0	—	—	—
— Interest payments**	3.0	3.0	—	—	—
Capital leases	4.2	1.7	2.0	0.5	—
— Principal payments	3.5	1.8	1.4	0.3	—
— Interest payments	0.7	(0.1)	0.6	0.2	—
Operating leases	264.3	45.9	80.6	55.5	82.3
Purchase obligations	40.3	29.9	10.4	—	—
Capital commitments net of advances	4.9	4.9	—	—	—
Earn-out consideration	17.5	17.3	0.2	—	—
— Reporting date fair value	17.1	16.9	0.2	—	—
— Interest	0.4	0.4	—	—	—
Other liabilities	59.1	32.2	20.6	6.3	—
Total contractual obligations	$1,795.6	$488.5	$231.1	$993.7	$82.3

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of December 31, 2018, which excludes the impact of interest rate swaps. Interest payments on long-term debt also include interest on our senior notes due in 2022 at a rate of 3.70% per annum, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of December 31, 2018 and our expectation for the repayment of such debt

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Recently issued accounting pronouncements” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2—“Recently issued accounting pronouncements” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign currency risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 76% in fiscal 2018) is received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2018, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the Euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2018 by approximately $5 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 5.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2018 by approximately $38 million. Conversely, a 5.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2018 by approximately $42 million.

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

Interest rate risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2018, we had $1304.1 million of indebtedness, comprised of (a) $955.8 million of indebtedness under our credit facility, comprised of a long-term loan of $660.8 million, net of $2.2 million in unamortized debt issuance expenses, and a revolving loan of $295 million, and (b) $348.3 million in indebtedness under our 3.70% senior notes issued in March 2017, net of $1.7 million in unamortized bond issuance expenses. Interest on indebtedness under our credit facility is variable based on LIBOR and we are subject to market risk from changes in interest rates. Borrowings under our term loan bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 0.0% plus an applicable margin. Based on our indebtedness as of December 31, 2018, a 1% change in interest rates, including the impact on the cost of our interest rate swaps, would have had an approximately $5.2 million impact on our net interest expense in fiscal 2018. Additionally, the interest rate on our 3.70% senior notes is subject to adjustment based on the ratings assigned by Moody’s and S&P to the notes from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the notes. For fiscal 2018, such an increase would have had an impact of up to $7.0 million on our net interest expense

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2018, we were party to interest rate swaps covering a total notional amount of $507.4 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 2.65%.

Credit risk

As of December 31, 2018, we had accounts receivable, including long-term accounts receivable, net of provisions for doubtful receivables, of $778.3 million. $84.4 million of this amount was owed by GE, and the balance, or $693.9 million, was owed by Global Clients. No single Global Client owed more than 10% of our accounts receivable balance as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

During 2018, we acquired Barkawi Management Consultants GmbH & Co. KG and certain related entities and Commonwealth Informatics Inc., and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 Barkawi Management Consultants GmbH & Co. KG and certain related entities and Commonwealth Informatics Inc.’s internal control over financial reporting associated with total assets of $132.9 million (of which $107.4 million represent goodwill and intangible assets included within the scope of the assessment) and total revenues of $22.2 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report on Form 10-K. The other information required by this Item will be included in our Proxy Statement for the 2019 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this report.

Item 11.     Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2019 Annual General Meeting of Shareholders under the caption “Information about Executive and Director Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2019 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2019 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2019 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-4 through F-85 hereof.

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

3.2

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

10.1†

Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142875) filed with the SEC on August 1, 2007).

10.2†

Amended and Restated U.S. Employee Stock Purchase Plan and Amended and Restated International Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 10, 2018).

10.3†

Amended and Restated Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 15, 2011).

10.4†

First Amendment to the Genpact Limited 2007 Omnibus Incentive Compensation Plan (as Amended and Restated April 11, 2012), effective as of August 1, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.5†*	Form of Share Option Agreement under the Genpact Limited 2007 Omnibus Incentive Compensation Plan.

10.6†*	Form of Restricted Share Unit Issuance Agreement under the Genpact Limited 2007 Omnibus Incentive Compensation Plan.

10.7†*	Form of Performance Share Award Agreement under the Genpact Limited 2007 Omnibus Incentive Compensation Plan.

10.8†

Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 10, 2017).

10.9†*	Form of Share Option Agreement under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

10.10†*	Form of Restricted Share Unit Issuance Agreement under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

10.11†*	Form of Performance Share Award Agreement under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

10.12†	Genpact LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 6, 2018).

10.13†

Employment Agreement by and between the Registrant and N.V. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 17, 2011).

10.14†

Employment Agreement by and between Genpact LLC and Patrick Cogny, dated August 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 10, 2011).

10.15

Letter Agreement dated August 1, 2012 between the Registrant and South Asia Private Investments (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 3, 2012).

10.16

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

10.21†	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 8, 2014).

10.22

Expense Reimbursement Agreement, dated as of March 3, 2015, by and between the Registrant and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 6, 2015).

10.23

Amended & Restated Credit Agreement, dated as of August 9, 2018, among Genpact International, Inc., Genpact Global Holdings (Bermuda) Limited, Genpact Luxembourg S.À R.L., the Registrant, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender, term lender, an issuing bank and a revolving lender, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on August 9, 2018).

10.24†

Amendment No. 1 to Employment Agreement by and among Genpact International, Inc., Genpact LLC and Patrick Cogny, dated as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 18, 2015).

10.25+

Master Services Agreement, dated as of December 22, 2016, by and between Genpact International, Inc. and General Electric International, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2017).

10.26*

Borrower Assignment & Assumption and Amendment Agreement, dated as of January 17, 2019, by and among Genpact International, LLC (formerly Genpact International, Inc.), as the assignor, Genpact USA, Inc., as the assignee, Genpact Global Holdings (Bermuda) Limited, Genpact Luxembourg S.à r.l., the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG.

24.1*	Powers of Attorney (included on the signature pages of this report).

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed with this Annual Report on Form 10-K.
+	Confidential treatment has been requested for portions of this exhibit. Confidential materials have been omitted and filed separately with the Securities and Exchange Commission.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

(1)Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2017 and December 31, 2018, (iii) Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2016, December 31, 2017 and December 31, 2018, (iv) Consolidated Statement of Equity and Redeemable Non-controlling Interest for the years ended December 31, 2016, December 31, 2017 and December 31, 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2017 and December 31, 2018, and (vi) Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary

None.

GENPACT LIMITED AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Genpact Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 01, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/KPMG

We have served as the Company’s auditor since 2004.

Gurugram, Haryana, India
March 01, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Genpact Limited:

Opinion on Internal Control Over Financial Reporting

We have audited Genpact Limited and subsidiaries (“Genpact Limited” or the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 01, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Barkawi Management Consultants GmbH & Co. KG and certain related entities, and Commonwealth Informatics Inc., and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Barkawi Management Consultants GmbH & Co. KG and certain related entities and Commonwealth Informatics Inc.’s internal control over financial reporting associated with total assets of $132,908 thousands (of which $107,351 thousands represent goodwill and intangible assets included within the scope of the assessment) and total revenues of $22,207 thousands included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Barkawi Management Consultants GmbH & Co. KG and certain related entities and Commonwealth Informatics Inc.

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

/s/KPMG

Gurugram, Haryana, India
March 01, 2019

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2017	As of December 31, 2018
Assets
Current assets
Cash and cash equivalents	4	$504,468	$368,396
Accounts receivable, net	5	693,085	774,184
Prepaid expenses and other current assets	8	236,342	212,477
Total current assets		$1,433,895	$1,355,057

Property, plant and equipment, net	9	207,030	212,715
Deferred tax assets	25	76,929	74,566
Investment in equity affiliates	28	886	836
Intangible assets, net	10	131,590	177,087
Goodwill	10	1,337,122	1,393,832
Contract cost assets	27	—	160,193
Other assets	11	262,169	155,159
Total assets		$3,449,621	$3,529,445

Liabilities and equity
Current liabilities
Short-term borrowings	15	$170,000	$295,000
Current portion of long-term debt	14	39,226	33,483
Accounts payable		15,050	42,584
Income taxes payable	25	30,026	33,895
Accrued expenses and other current liabilities	13	584,482	571,350
Total current liabilities		$838,784	$976,312

Long-term debt, less current portion	14	1,006,687	975,645
Deferred tax liabilities	25	6,747	8,080
Other liabilities	16	168,609	165,226
Total liabilities		$2,020,827	$2,125,263

Redeemable non-controlling interest		4,750	—
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 192,825,207 and 189,346,101 issued and outstanding as of December 31, 2017 and December 31, 2018, respectively		1,924	1,888
Additional paid-in capital		1,421,368	1,471,301
Retained earnings		355,982	438,453
Accumulated other comprehensive income (loss)		(355,230)	(507,460)
Total equity		$1,424,044	$1,404,182
Commitments and contingencies	30
Total liabilities, redeemable non-controlling interest and equity		$3,449,621	$3,529,445

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2016 (1)	2017 (1)	2018
Net revenues	26	$2,570,756	$2,736,929	$3,000,790
Cost of revenue	21, 28	1,554,340	1,681,438	1,921,768
Gross profit		$1,016,416	$1,055,491	$1,079,022
Operating expenses:
Selling, general and administrative expenses	22, 28	652,967	689,461	693,865
Amortization of acquired intangible assets	10	27,183	36,412	38,850
Other operating (income) expense, net	23	(4,940)	(1,661)	(1,845)
Income from operations		$341,206	$331,279	$348,152
Foreign exchange gains (losses), net		2,630	1,996	15,239
Interest income (expense), net	24	(16,184)	(31,735)	(37,119)
Other income (expense), net	29	9,691	23,586	35,761
Income before equity-method investment activity, net and income tax expense		$337,343	$325,126	$362,033
Equity-method investment activity, net		(7,698)	(4,543)	(12)
Income before income tax expense		$329,645	$320,583	$362,021
Income tax expense	25	62,098	59,742	80,763
Net income		$267,547	$260,841	$281,258
Net loss attributable to redeemable non-controlling interest		2,137	2,270	761
Net income attributable to Genpact Limited shareholders		$269,684	$263,111	$282,019
Net income available to Genpact Limited common shareholders		$269,684	$263,111	$282,019
Earnings per common share attributable to Genpact Limited common shareholders	20
Basic		$1.30	$1.36	$1.48
Diluted		$1.28	$1.34	$1.45
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders	20
Basic		206,861,536	193,864,755	190,674,740
Diluted		210,126,023	197,049,552	193,980,038

(1)Cost of revenue, selling, general and administrative expenses, other income (expense) and income from operations for the year ended December 31, 2016 and 2017 have been restated due to the adoption of ASU No. 2017-07 with effect from January 1, 2018. The impact of such restatement is not material to the Company’s consolidated results of operations, cash flows, financial position and disclosures.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2016		2017		2018
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest
Net income (loss)	$269,684	$(2,137)	$263,111	$(2,270)	$282,019	$(761)
Other comprehensive income:
Currency translation adjustments	(46,340)	104	93,871	(341)	(109,656)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	43,742	—	12,611	—	(46,293)	—
Retirement benefits, net of taxes	(4,042)	—	(3,787)	—	1,454	—
Other comprehensive income (loss)	(6,640)	104	102,695	(341)	(154,495)	(424)
Comprehensive income (loss)	$263,044	$(2,033)	$365,806	$(2,611)	$127,524	$(1,185)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable non-controlling interest
Balance as of January 1, 2016	211,472,312	$2,111	$1,342,022	$411,508	$(451,285)	$1,304,356	$—
Issuance of common shares on exercise of options (Note 18)	994,155	10	14,886	-	-	14,896	—
Issuance of common shares under the employee stock purchase plan (Note 18)	146,685	1	3,331	—	—	3,332	—
Net settlement on vesting of restricted share units (Note 18)	121,682	1	(884)	—	—	(883)	—
Stock repurchased and retired (Note19)	(13,940,782)	(139)	—	(345,061)	—	(345,200)	—
Deferred tax assets recognized on early adoption of ASU 2016-09 (Note 25)	—	—	—	24,912	—	24,912	—
Expenses related to stock purchase (Note 19)	-	-	-	(279)	—	(279)	—
Stock-based compensation expense (Note 18)	-	-	25,113	-	-	25,113	—
Acquisition of redeemable non controlling interest	—	—	—	—	—	—	3,910
Change in fair value of redeemable non-controlling interest	—	—	—	(2,643)	—	(2,643)	2,643
Comprehensive income:
Net income	-	-	-	269,684	-	269,684	(2,137)
Other comprehensive income (loss)	-	-	-	-	(6,640)	(6,640)	104
Balance as of December 31, 2016	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(In thousands, except share count)

	Genpact Limited Shareholders

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2017	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520
Issuance of common shares on exercise of options (Note 18)	743,045	7	10,765	—	—	10,772	—
Issuance of common shares under the employee stock purchase plan (Note 18)	190,435	2	4,754	—	—	4,756	—
Net settlement on vesting of restricted share units (Note 18)	103,220	1	(358)	—	—	(357)	—
Net settlement on vesting of performance units (Note 18)	731,701	7	(9,946)	—	—	(9,939)	—
Stock repurchased and retired (Note 19)	(7,737,246)	(77)	(4,000)	(215,707)	—	(219,784)	—
Expenses related to stock repurchase (Note 19)	—	—	—	(16)	—	(16)	—
Stock-based compensation expense (Note 18)	—	—	35,685	—	—	35,685	—
Change in fair value of redeemable non-controlling interest	—	—	—	(2,841)	—	(2,841)	2,841
Comprehensive income (loss):
Net income (loss)	—	—	—	263,111	—	263,111	(2,270)
Other comprehensive income (loss)	—	—	—	—	102,695	102,695	(341)
Dividend (Note 19 )	—	—	—	(46,686)	—	(46,686)	—
Balance as of December 31, 2017	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(In thousands, except share count)

	Genpact Limited Shareholders
					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2018, as previously reported	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750
Adoption of ASU 2014-09 (Note 2(c))	—	—	—	17,924	—	17,924	—
Adjusted balance as of January 1, 2018	192,825,207	$1,924	$1,421,368	$373,906	$(355,230)	$1,441,968	$4,750
Adoption of ASU 2018-02 (Note 7, 25)	—	—	—	(2,265)	2,265	—	—
Issuance of common shares on exercise of options (Note 18)	441,076	4	7,254	—	—	7,258	—
Issuance of common shares under the employee stock purchase plan (Note 18)	245,467	2	6,774	—	—	6,776	—
Net settlement on vesting of restricted share units (Note 18)	227,560	2	(2,651)	—	—	(2,649)	—
Net settlement on vesting of performance units (Note 18)	691,958	7	(13,277)	—	—	(13,270)	—
Stock repurchased and retired (Note 19)	(5,085,167)	(51)	4,000	(158,007)	—	(154,058)	—
Expenses related to stock repurchase (Note 19)	—	—	—	(98)	—	(98)	—
Stock-based compensation expense (Note 18)	—	—	48,998	—	—	48,998	—
Payment for purchase of redeemable non-controlling interest	—	—	(1,165)	—	—	(1,165)	(3,565)
Comprehensive income (loss):
Net income (loss)	—	—	—	282,019	—	282,019	(761)
Other comprehensive income (loss)	—	—	—	—	(154,495)	(154,495)	(424)
Dividend (Note 19)	—	—	—	(57,102)	—	(57,102)	—
Balance as of December 31, 2018	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2016	2017	2018
Operating activities
Net income attributable to Genpact Limited shareholders	$269,684	$263,111	$282,019
Net loss attributable to redeemable non-controlling interest	(2,137)	(2,270)	(761)
Net income	$267,547	$260,841	$281,258
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	54,553	58,503	64,868
Amortization of debt issuance costs (including loss on extinguishment of debt)	1,531	1,884	3,975
Amortization of acquired intangible assets	27,183	36,412	38,850
Write-down of intangible assets and property, plant and equipment	11,195	9,311	4,265
Reserve for doubtful receivables	7,282	9,819	1,857
Unrealized loss (gain) on revaluation of foreign currency asset/liability	1,717	(11,830)	3,352
Equity-method investment activity, net	7,698	4,543	12
Stock-based compensation expense	25,113	35,685	48,998
Deferred income taxes	30,454	(10,391)	6,054
Loss (gain) on divestiture	(5,214)	5,668	—
Others, net	(41)	(4,785)	1,317
Change in operating assets and liabilities:
Increase in accounts receivable	(48,612)	(57,267)	(76,894)
Increase in prepaid expenses, other current assets, contract cost assets and other assets	(62,852)	(28,381)	(76,392)
Increase (decrease) in accounts payable	(463)	(2,155)	26,401
Increase in accrued expenses, other current liabilities and other liabilities	27,977	46,581	5,993
Increase in income taxes payable	704	4,640	5,597
Net cash provided by operating activities	$345,772	$359,078	$339,511
Investing activities
Purchase of property, plant and equipment	(81,926)	(57,231)	(84,978)
Payment for acquired/internally generated intangible assets (including intangibles under development)	(6,846)	(16,441)	(75,439)
Proceeds from sale of property, plant and equipment	547	1,738	668
Investment in equity affiliates	(9,620)	(496)	—
Payment for business acquisitions, net of cash acquired	(45,162)	(284,822)	(111,571)
Proceeds from divestiture of business, net of cash divested	17,242	(4,738)	—
Payment for purchase of redeemable non-controlling interest	—	—	(4,730)
Net cash used for investing activities	$(125,765)	$(361,990)	$(276,050)
Financing activities
Repayment of capital lease obligations	(1,793)	(2,708)	(2,395)
Payment of debt issuance costs	—	(2,630)	(4,293)
Proceeds from long-term debt	—	350,000	129,186
Repayment of long-term debt	(40,000)	(40,000)	(166,186)
Proceeds from short-term borrowings	200,000	295,000	250,000
Repayment of short-term borrowings	(61,500)	(285,000)	(125,000)
Proceeds from issuance of common shares under stock-based compensation plans	18,228	15,528	14,034
Payment for net settlement of stock-based awards	(769)	(10,296)	(15,919)
Payment of earn-out/deferred consideration	(1,485)	(6,219)	(3,356)
Dividend paid	—	(46,686)	(57,102)
Payment for stock repurchased and retired	(345,200)	(219,784)	(154,058)
Payment for expenses related to stock repurchase	(279)	(16)	(98)
Net cash provided by/(used for) financing activities	$(232,798)	$47,189	$(135,187)
Effect of exchange rate changes	(15,493)	37,568	(64,346)
Net increase (decrease) in cash and cash equivalents	(12,791)	44,277	(71,726)
Cash and cash equivalents at the beginning of the period	450,907	422,623	504,468
Cash and cash equivalents at the end of the period	$422,623	$504,468	$368,396
Supplementary information
Cash paid during the period for interest (including interest rate swaps )	$19,530	$27,915	$41,484
Cash paid during the period for income taxes	$46,731	$66,238	$81,411
Property, plant and equipment acquired under capital lease obligations	$2,206	$2,318	$2,031

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

1. Organization

   The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has over 87,000 employees serving clients in key industry verticals from more than 25 countries.

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

(c) Changes in accounting policies

Except as described below, the Company has applied accounting policies consistently to all periods presented in these consolidated financial statements. The Company adopted Accounting standard codification (ASC) Topic 606, Revenue from Contracts with Customers (“Topic 606”), effective January 1, 2018. The revenue accounting policy followed by the company before its adoption of Topic 606 is described below.

2. Summary of significant accounting policies (Continued)

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

(d) Revenue recognition (effective January 1, 2018)

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

The Company’s customer contracts sometimes also include incentive payments received for discrete benefits delivered or promised to be delivered to clients or service level agreements that could result in credits or refunds to the client. Revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

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

Certain contracts may include offerings such as sale of licenses, which may be perpetual or subscription-based. Revenue from distinct perpetual licenses is recognized upfront at the point in time when the software is made available to the customer. Revenue from distinct subscription-based licenses is recognized at the point in time it is transferred to the client. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.

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

Other upfront fees paid to clients are classified as contract assets. Such costs are amortized over the expected period of benefit and recorded as an adjustment to the transaction price and subtracted from revenue.

Timing of revenue recognition may differ from the timing of invoicing. If a payment is received in respect of services prior to the delivery of services, the payment is recognized as an advance from clients and classified as a contract liability. Contract assets and contract liabilities relating to the same client contract are offset against each other and presented on a net basis in the consolidated financial statements. See note 27 for information and related disclosures regarding contract balances.

Significant judgements

The Company often enters into contracts with clients that include promises to transfer multiple products and services to the client. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgment.

Judgment is also required to determine the standalone selling price for each distinct performance obligation. In instances where the standalone selling price is not directly observable, it is determined using information that may include market conditions and other observable inputs.

Client contracts sometimes include incentive payments received for discrete benefits delivered to clients or service level agreements that could result in credits or refunds to the client. Such amounts are estimated at contract inception and are adjusted at the end of each reporting period as additional information becomes available only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Impact on consolidated financial statements

The following tables summarize the impact of the Company’s adoption of Topic 606 on its consolidated financial statements for the year ended December 31, 2018.

Consolidated Balance Sheet As of December 31, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Assets
Current assets
Cash and cash equivalents	$368,396		$368,396
Accounts receivable, net	774,184		774,184
Prepaid expenses and other current assets (a, c)	212,477	56,594	269,071
Total current assets	$1,355,057	56,594	$1,411,651

Property, plant and equipment, net	212,715		212,715
Deferred tax assets (b)	74,566	5,984	80,550
Investment in equity affiliates	836		836
Intangible assets, net	177,087		177,087
Goodwill	1,393,832		1,393,832
Contract cost assets (a, b)	160,193	(160,193)	-
Other assets (a, c)	155,159	107,133	262,292
Total assets	$3,529,445	9,518	$3,538,963

Liabilities and equity
Current liabilities
Short-term borrowings	295,000		295,000
Current portion of long-term debt	33,483		33,483
Accounts payable	42,584		42,584
Income taxes payable	33,895		33,895
Accrued expenses and other current liabilities (c)	571,350	10,289	581,639
Total current liabilities	$976,312	10,289	$986,601

Long-term debt, less current portion	975,645		975,645
Deferred tax liabilities	8,080		8,080
Other liabilities (c)	165,226	19,136	184,362
Total liabilities	$2,125,263	29,425	$2,154,688

Redeemable non-controlling interest	-		-
Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued	-		-
Common shares, $0.01 par value, 500,000,000 authorized,192,825,207 and 189,346,101 issued and outstanding as of December 31, 2017 and December 31, 2018, respectively	1,888		1,888
Additional paid-in capital	1,471,301		1,471,301
Retained earnings (b)	438,453	(19,907)	418,546
Accumulated other comprehensive income (loss)	(507,460)		(507,460)
Total equity	$1,404,182	(19,907)	$1,384,275
Commitments and contingencies
Total liabilities, redeemable non-controlling interest and equity	$3,529,445	9,518	$3,538,963

(a) As a result of its adoption of ASC 606, the Company has reclassified deferred transition costs from “Prepaid expenses and other current assets” amounting to $48,704 and “Other assets” amounting to $85,598 to “Contract cost assets” amounting to $134,302.

(b) The cumulative impact of the adoption of ASC 606 resulted in a $160,193 increase in "Contract cost assets," which includes the reclassification of $134,302 (refer to note a in the table above) and a closing balance of $25,891 related to sales incentive programs, with a corresponding impact on retained earnings of $ 19,907 and on deferred tax assets of $5,984 which has been offset against deferred tax assets.

(c) As a result of its adoption of ASC 606, the company has offset contract assets amounting to $7,890 under “Prepaid expenses and other current assets” and $21,535 under “Other assets” against contract liabilities amounting $10,289 under “Accrued expenses and other current liabilities” and $19,136 under “Other liabilities” related to the same customer contract.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Consolidated Statement of Income
Year ended December 31,2018	As reported	Adjustments	Balances without adoption of Topic 606
Net revenues	$3,000,790		$3,000,790
Cost of revenue	1,921,768		1,921,768
Gross profit	$1,079,022	—	$1,079,022
Operating expenses:
Selling, general and administrative expenses (e)	693,865	2,664	696,529
Amortization of acquired intangible assets	38,850		38,850
Other operating (income) expense, net	(1,845)		(1,845)
Income from operations	$348,152	(2,664)	$345,488
Foreign exchange gains (losses), net	15,239		15,239
Interest income (expense), net	(37,119)		(37,119)
Other income (expense), net	35,761		35,761
Income before equity-method investment activity, net and income tax expense	$362,033	(2,664)	$359,369
Equity-method investment activity, net	(12)	—	(12)
Income before income tax expense	$362,021	(2,664)	$359,357
Income tax expense (benefit)	80,763	(681)	80,082
Net income	$281,258	(1,983)	$279,275
Net loss (income) attributable to non-controlling interest	761	—	761
Net income attributable to Genpact Limited shareholders	$282,019	(1,983)	$280,036

(e) During the year ended December 31, 2018, the Company amortized $14,788 in contract costs related to obtaining a contract. Following the adoption of ASC 606, the Company capitalized such costs in an amount of $17,452 resulting in a net adjustment of $2,664 with a corresponding impact on income tax benefit of $681.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Consolidated Statement of Cash flow
Year ended December 31, 2018	As reported	Adjustments	Balances without adoption of Topic 606
Operating activities
Net income attributable to Genpact Limited shareholders (f)	$282,019	(1,983)	$280,036
Net loss attributable to redeemable non-controlling interest	(761)		(761)
Net income (f)	$281,258	(1,983)	$279,275
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	64,868		64,868
Amortization of debt issuance costs (including loss on extinguishment of debt)	3,975		3,975
Amortization of acquired intangible assets	38,850		38,850
Write-down of intangible assets and property, plant and equipment	4,265		4,265
Reserve for doubtful receivables	1,857		1,857
Unrealized loss (gain) on revaluation of foreign currency asset/liability	3,352		3,352
Equity-method investment activity, net	12		12
Stock-based compensation expense	48,998		48,998
Deferred income taxes (f)	6,054	(681)	5,373
Others, net	1,317		1,317
Change in operating assets and liabilities:
Increase in accounts receivable	(76,894)		(76,894)
Increase in prepaid expenses, other current assets, contract cost assets and other assets (f, g)	(76,392)	(5,413)	(81,805)
Increase in accounts payable	26,401		26,401
Increase in accrued expenses, other current liabilities and other liabilities (g)	5,993	8,077	14,070
Increase in income taxes payable	5,597		5,597
Net cash provided by operating activities	$339,511	—	$339,511
Investing activities
Purchase of property, plant and equipment	(84,978)		(84,978)
Payment for internally generated intangible assets (including intangibles under development)	(75,439)		(75,439)
Proceeds from sale of property, plant and equipment	668		668
Payment for business acquisitions, net of cash acquired	(111,571)		(111,571)
Payment for redeemable non-controlling interest	(4,730)		(4,730)
Net cash used for investing activities	$(276,050)	—	$(276,050)
Financing activities
Repayment of capital lease obligations	(2,395)		(2,395)
Payment of debt issuance and refinancing costs	(4,293)		(4,293)
Proceeds from long term debt	129,186		129,186
Repayment of long-term debt	(166,186)		(166,186)
Proceeds from short-term borrowings	250,000		250,000
Repayment of short-term borrowings	(125,000)		(125,000)
Proceeds from issuance of common shares under stock-based compensation plans	14,034		14,034
Payment for net settlement of stock-based awards	(15,919)		(15,919)
Payment of earn-out/deferred consideration	(3,356)		(3,356)
Dividend paid	(57,102)		(57,102)
Payment for stock repurchased and retired	(154,058)		(154,058)
Payment for expenses related to stock repurchase	(98)		(98)
Net cash used for financing activities	$(135,187)	—	$(135,187)
Effect of exchange rate changes	(64,346)		(64,346)
Net increase (decrease) in cash and cash equivalents	(71,726)		(71,726)
Cash and cash equivalents at the beginning of the period	504,468		504,468
Cash and cash equivalents at the end of the period	$368,396	—	$368,396

(f) During the year ended December 31, 2018, the Company amortized $14,788 in contract costs related to obtaining a contract. Following the  adoption of ASC 606, the Company capitalized such costs in an amount of $17,452, resulting in a net adjustment of $2,664 and a tax impact of $(681) which is further adjusted by note (g) below.

(g) Following the adoption of ASC 606, the Company offset certain contract assets against contract liabilities related to the same client contract in an amount of $8,077.

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

(f) Cash and cash equivalents

Cash and cash equivalents consist of cash and bank balances and all highly liquid investments purchased with an original maturity of three months or less.

(g) Short-term investments

All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Marketable short-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of other comprehensive income (loss) until realized. Realized gains and losses on investments are determined based on the specific identification method and are included in “Other income (expense), net.” The Company does not hold these investments for speculative purposes.

(h) Property, plant and equipment, net

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Capitalized computer software costs are included in property, plant and equipment on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software.

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

Costs incurred in connection with developing or obtaining software or technology for sale/lease to customers which are under development and not put to use are disclosed under “intangible assets under development.” Advances paid toward the acquisition of intangible assets outstanding as of each balance sheet date are disclosed under “intangible assets under development.”

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

(k) Foreign currency

The Company’s consolidated financial statements are reported in U.S. dollars, the Company’s functional currency. The functional currency for the Company’s subsidiaries organized in Europe, other than the United Kingdom, the Czech Republic, Luxembourg and one subsidiary in Poland, is the euro, and the functional currencies of the Company’s subsidiaries organized in Brazil, China, Colombia, Guatemala, India, Israel, Japan, Morocco, South Africa, the Philippines, Poland, the Czech Republic, Hong Kong, Singapore, Australia and Canada are their respective local currencies. The functional currency of all other Company subsidiaries is the U.S. dollar. The translation of the functional currencies of the Company’s subsidiaries into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity.

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

(m) Income taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and all operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the statement of income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The Company applies a two-step approach for recognizing and measuring the benefit of tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will more likely than not be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50 percent likely of being realized upon settlement. The Company includes interest and penalties related to underpayment of income taxes within income tax expense.

The Company follows the specific identification approach for releasing stranded tax effects from AOCI upon recognition of these AOCI items in the Company’s statement of income.

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

On January 1, 2018, the Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The service cost is recognized under “cost of revenue” and “selling, general and administrative expenses,” depending on the functional area of the underlying employees included in the plans, and the non-operating components of net benefit plan costs are included within “other income (expense), net” in the consolidated statements of income.

The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on an annual or quarterly basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

(o)  Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan for certain employees. The plan is accounted for using the fair value measurement approach. Plan earnings are calculated by reference to actual earnings of the funds chosen by individual participants. In connection with the administration of this plan, the Company has purchased Company-owned life insurance policies insuring the lives of certain employees, held under a Rabbi Trust. The Company consolidates the invested assets of the trust. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets at fair value. Gains or losses on the plan’s assets and changes in the fair value of deferred compensation liabilities are included in “other income (expense), net,” and “selling, general and administrative expenses,” respectively, in the consolidated statements of income.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(q) Accelerated Share Repurchase

The Company entered into an accelerated share repurchase (“ASR”) agreement in 2017 with a third-party financial institution to repurchase shares of the Company’s common stock. Under the ASR agreement, the Company paid an upfront amount to the financial institution and received an initial delivery of shares. Upon an interim delivery and settlement of the ASR agreement, the financial institution delivered additional shares to the Company, with the final number of shares delivered determined by reference to the volume-weighted average price of the Company’s common shares over the term of the agreement, less an agreed-upon discount. The transactions were accounted for as equity transactions. All shares repurchased under the ASR agreement were retired. The number of weighted average common shares outstanding used by the Company for purposes of calculating basic and diluted earnings per share was reduced as of the date of delivery of the common shares.

(r)  Government incentives

The Company recognizes incentives in the consolidated statement of income under “other income (expense), net.” Incentives are recognized in the income statement when there is reasonable assurance that the Company will comply with the conditions for their receipt and a reasonable expectation that the funds will be received. In certain circumstances, the receipt of an incentive may not be subject to any condition or requirement to incur further costs, in which case the incentive is recognized in the income statement for the period in which it becomes receivable. In the event that it becomes likely that the Company will be required to repay an incentive that has already been recognized, the Company makes a provision for the estimated liability.

(s) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 11% of the Company’s receivables as of both December 31, 2017 and 2018. GE accounted for 14%, 10% and 9% of the Company’s revenues in the years ended December 31, 2016, 2017 and 2018, respectively.

(t) Earnings (loss) per share

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

(u) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

(v) Debt Restructuring

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

(w) Recently issued accounting pronouncements

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

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018 using the modified retrospective method. The cumulative impact of the adoption of this standard is described in section (c) above.

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

The following recently released accounting standards have not yet been adopted by the Company:

In February 2016, FASB established Topic 842, “Leases”, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017, ASU No. 2018-01, in January 2018, ASU No. 2018-10, in July 2018, ASU No. 2018-11, in July 2018, ASU No. 2018-20, in December 2018 which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company will use a modified retrospective adoption approach using a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with the effective date as its date of initial application on January 1, 2019, in its first reporting on adoption.

The Company has concluded its assessment of adopting ASU No. 2016-02 and expects that this standard will have a material effect on its financial statements. The assessment included reviewing existing leases and service contracts, which may include embedded leases. The Company is in the process of making necessary changes to its policies, processes, and internal controls as well as system enhancements to generate the information necessary for the new disclosures. The most significant effects of this new standard on the Company relate to (1) the recognition of new ROU (“Right of Use”) assets and lease liabilities on its balance sheet for various real estate operating leases and (2) providing significant new disclosures about its leasing activities.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The Company has elected the “package of practical expedients,” which allows the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases. As a result of adoption of the ASU, the Company will recognize additional liabilities ranging from $320,000 to $340,000, with corresponding ROU assets ranging from $300,000 to $320,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing leases.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of credit losses on financial instruments.” The ASU requires measurement and recognition of expected credit losses for financial assets held by the Company. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. Subsequently, the FASB issued ASU No. 2018-19, in November 2018 which amends and clarifies some parts of ASU 2016-13.Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The amendment expands an entity’s ability to do hedge accounting to non-financial and financial risk components and requires changes in fair value of hedging instruments to be presented in the same income statement line as the hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. Subsequently, the FASB issued ASU No. 2018-16 in October 2018 which includes the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) rate as a benchmark interest rate for hedge accounting purposes. These ASUs are effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. The Company does not expect the adoption of this update to have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.

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

(w) Reclassification

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

(In thousands, except per share data and share count)

3. Business acquisitions and divestiture

A. Certain acquisitions

(a) Barkawi Management Consultants GmbH & Co. KG and certain related entities

On August 30, 2018, the Company acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria (collectively referred to as “Barkawi”) for total purchase consideration of $101,307. This amount includes cash consideration of $95,625, net of cash acquired of $5,682. The total purchase consideration paid by the Company was $100,969, resulting in a payable of $338, which is outstanding as of December 31, 2018. During the quarter ended December 31, 2018, the Company recorded certain measurement period adjustments. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. The Company is evaluating adjustments related to certain tax positions, which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition enhances the Company’s supply chain management consulting capabilities.

In connection with the acquisition of Barkawi, the Company recorded $10,200 in customer-related intangibles and $1,800 in marketing-related intangibles, which have a weighted average amortization period of three years. Goodwill arising from the acquisition amounted to $81,250, which includes measurement period adjustments and has been allocated to the Company’s India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the consulting expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $1,842 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $17,314, assumed certain liabilities amounting to $10,149 and recognized a net deferred tax asset of $892. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b) Commonwealth Informatics Inc.

On July 3, 2018, the Company acquired 100% of the outstanding equity interest in Commonwealth Informatics Inc. (“Commonwealth”), a Massachusetts corporation, for preliminary purchase consideration of $17,599. This amount includes cash consideration of $16,123, net of cash acquired of $1,477, and preliminary adjustments for working capital and indebtedness. As of December 31, 2018, the total consideration paid by the Company to the sellers was $17,333, resulting in a payable of $266. The Company is evaluating certain tax positions, which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition enhances the Company’s signal management and pharmacovigilance capabilities for clients in the life sciences industry.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions and divestiture (Continued)

(g) Other acquisitions in 2017

In 2017, the Company also completed five individually immaterial business acquisition transactions, namely the acquisition of a supply chain management delivery center in the U.S. (“U.S. Delivery Center”), the purchase of all of the outstanding equity interest in OnSource, LLC (“OnSource”), the purchase of the IT business of Birlasoft (“Birlasoft”), the purchase of the image processing business of Fiserv Solutions of Australia Pty Ltd. (“Fiserv”) and the purchase of all of the outstanding equity interest in Lease Dimensions, Inc. (“Lease Dimensions”). The aggregate total consideration the Company paid to consummate these acquisitions was $87,586. This aggregate amount includes the fair value of contingent earn-out consideration, cash consideration of $76,612, net of cash acquired of $254, and adjustments for closing date working capital, indebtedness, value transfer, seller transaction expenses and certain employee-related liabilities. In addition, this amount reflects measurement period adjustments related to the Birlasoft and Fiserv transactions. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows in the periods in which they were made.

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

The Company recorded a loss of $5,668 in its consolidated statement of income in connection with the sale of the Business, calculated as follows:

Net sale proceeds	$—
Net assets of the business, including the translation impact thereof	5,569
Selling expenses	99
Loss on divestiture included in other income (expense), net	$5,668

4. Cash and cash equivalents

	As of December 31,
	2017	2018
Cash and other bank balances	$504,468	$368,396
Total	$504,468	$368,396

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31,
	2016	2017	2018
Opening balance as of January 1	$11,530	$15,519	$23,660
Additions due to acquisitions	—	235	—
Additions charged/reversal released to cost and expense	7,282	9,819	1,857
Deductions/effect of exchange rate fluctuations	(3,293)	(1,913)	(1,557)
Closing balance	$15,519	$23,660	$23,960

Accounts receivable were $716,745 and $798,144 , and reserves for doubtful receivables were $23,660 and $23,960, resulting in net accounts receivable balances of $693,085 and $774,184 as of December 31, 2017 and 2018, respectively. In addition, accounts receivable due after one year amounting to $1,624 and $4,099 as of December 31, 2017 and 2018, respectively, are included under other assets in the consolidated balance sheets.

Accounts receivable from related parties were $36 and $99 as of December 31, 2017 and 2018, respectively. There are no doubtful receivables in amounts due from related parties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2017 and 2018:

	As of December 31, 2017
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$73,098	$—	$73,098	$—
Total	$73,098	$—	$73,098	$—
Liabilities
Earn out consideration (Note b, d)	$24,732	$—	$—	$24,732
Derivative instruments (Note b, c)	$18,188	$—	$18,188	$—
Total	$42,920	$—	$18,188	$24,732
Redeemable non-controlling interest (Note e)	$4,750	$—	$—	$4,750

	As of December 31 2018
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$44,099	$—	$44,099	$—
Deferred compensation plan assets (a, f)	1,613	—	—	1,613
Total	$45,712	$—	$44,099	$1,613
Liabilities
Earn-out consideration (Note b, d)	$17,073	$—	$—	$17,073
Derivative instruments (Note b, c)	35,245	—	35,245	—
Deferred compensation plan liability (b, g)	1,582	—	—	1,582
Total	$53,900	$—	$35,245	$18,655

(a)	Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.
(b)	Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
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

(f)

Deferred compensation plan assets consist of life insurance policies held under a Rabbi Trust. Assets held in the Rabbi Trust are valued based on the cash surrender value of the insurance contract, which is determined based on the fair value of the underlying assets included in the insurance portfolio and are therefore classified within level 3 of the valuation hierarchy.

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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the years ended December 31, 2017 and 2018:

	Year ended December 31,
	2017	2018
Opening balance	$22,435	$24,732
Earn-out consideration payable in connection with acquisitions	10,720	—
Payments made on earn-out consideration	(7,239)	(3,356)
Change in fair value of earn out consideration (Note a)	(3,695)	(5,655)
Others (Note b)	2,511	1,352
Ending balance	$24,732	$17,073

(a)	Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.
(b)

Interest expense is included in “interest income (expense), net” and the impact of changes in foreign exchange is reported in “foreign exchange gains (losses), net” in the consolidated statements of income. The cumulative translation adjustment is reported as a component of “other comprehensive income (loss).”

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the year ended December 31, 2017 and 2018:

	Year ended December 31,
	2017	2018
Opening balance	$—	$—
Redemptions	—	—
Additions	—	1,669
Change in fair value of deferred compensation plan assets (note a)	—	(56)
Closing balance	$—	$1,613

(a)	Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the year ended December 31, 2017 and 2018:

	Year ended December 31,
	2017	2018
Opening balance	$—	$—
Redemptions	—	—
Additions	—	1669
Change in fair value of deferred compensation plan liabilities (note a)	—	(87)
Closing balance	$—	$1,582

(a)	Changes in the fair value of deferred compensation liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2017	As of December 31, 2018	As of December 31, 2017	As of December 31, 2018
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,289,400	$1,439,000	$54,398	$(3,643)
United States Dollars (sell) Mexican Peso (buy)	9,000	—	(441)	—
United States Dollars (sell) Philippines Peso (buy)	76,650	55,800	69	(1,510)
Euro (sell) United States Dollars (buy)	170,542	136,412	(2,069)	4,804
Pound Sterling (buy) United States Dollars (sell)	24,041	128	253	(128)
Euro (sell) Romanian Leu (buy)	35,826	41,198	(892)	(299)
Japanese Yen (sell) Chinese Renminbi (buy)	60,768	40,568	1,918	(2,195)
Pound Sterling (sell) United States Dollars (buy)	80,871	27,517	(2,478)	495
Australian Dollars (sell) United States Dollars (buy)	136,092	89,780	(5,180)	3,548
Interest rate swaps (floating to fixed)	432,117	507,425	9,332	7,782
			54,910	8,854

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair values of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2017	As of December 31, 2018	As of December 31, 2017	As of December 31, 2018
Assets
Prepaid expenses and other current assets	$43,557	$23,038	$4,635	$11,490
Other assets	$24,906	$9,571	$—	$—
Liabilities
Accrued expenses and other current liabilities	$10,092	$15,148	$254	$225
Other liabilities	$7,842	$19,872	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Year ended December 31,
	2016			2017			2018
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(30,090)	$9,830	$(20,260)	$37,461	$(13,979)	$23,482	$50,529	$(14,436)	$36,093
Adoption of ASU 2018-02 (refer to note 25)	—	—	—	—	—	—	—	2,265	2,265
Net gains (losses) reclassified into statement of income on completion of hedged transactions (Note (a))	(6,799)	409	(6,390)	54,494	(17,725)	36,769	9,336	(1,073)	8,263
Changes in fair value of effective portion of outstanding derivatives, net	60,752	(23,400)	37,352	67,562	(18,182)	49,380	(43,604)	5,574	(38,030)
Gain (loss) on cash flow hedging derivatives, net	67,551	(23,809)	43,742	13,068	(457)	12,611	(52,940)	6,647	(46,293)
Closing balance	$37,461	$(13,979)	$23,482	$50,529	$(14,436)	$36,093	$(2,411)	$(5,524)	$(7,935)

Note (a) The tax (expense) benefit includes the effect of novating certain hedging instruments as part of an intercompany transfer.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)			Location of Gain (Loss)	Amount of Gain (Loss) reclassified
Derivatives in	recognized in OCI on			reclassified	from OCI into Statement of Income
Cash Flow	Derivatives (Effective Portion)			from OCI into	(Effective Portion)
Hedging	Year ended December 31,			Statement of Income	Year ended December 31,
Relationships	2016	2017	2018	(Effective Portion)	2016	2017	2018
Forward foreign exchange contracts	$54,664	$66,037	$(45,840)	Revenue	$12,859	$5,858	$(716)
Interest rate swaps	6,088	1,525	2,236	Cost of revenue	(14,223)	37,849	4,723
				Selling, general and administrative expenses	$(3,765)	10,849	1,543
				Interest expense	(1,670)	(62)	3,786
	$60,752	$67,562	$(43,604)		$(6,799)	$54,494	$9,336

There were no gains (losses) related to the ineffective portion of derivatives for the periods shown.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Year ended December 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2016	2017	2018
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$2,921	$16,696	$(6,240)
		$2,921	$16,696	$(6,240)

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

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2017	2018
Advance income and non-income taxes	$51,832	$58,701
Deferred transition costs	62,029	—
Contract asset (Note 27)	—	22,472
Customer acquisition cost	19,327	—
Prepaid expenses	16,944	25,996
Derivative instruments	48,192	34,528
Employee advances	5,014	3,772
Deposits	4,719	2,758
Advances to suppliers	2,705	1,998
Others	25,580	62,252
	$236,342	$212,477

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2017	2018
Land	$10,209	$9,401
Buildings	46,007	43,078
Furniture and fixtures	43,091	47,206
Computer equipment and servers	210,725	210,239
Plant, machinery and equipment	92,981	88,937
Computer software	137,459	138,824
Leasehold improvements	102,072	105,965
Vehicles	6,418	5,309
Capital work in progress	17,069	11,795
Property, plant and equipment, gross	$666,031	$660,754
Less: Accumulated depreciation and amortization	(459,001)	(448,039)
Property, plant and equipment, net	$207,030	$212,715

Depreciation expense on property, plant and equipment for the years ended December 31, 2016, 2017 and 2018 was $45,826, $44,909 and $49,518, respectively. Software amortization for the years ended December 31, 2016, 2017 and 2018 amounted to $9,471, $11,415 and $12,317, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $744, $(1,712) and $(231) for the years ended December 31, 2016, 2017 and 2018, respectively.

Property, plant and equipment, net include assets held under capital lease arrangements amounting to $3,302 and $2,343 as of December 31, 2017 and December 31, 2018, respectively. Depreciation expense in respect of these assets was $1,564, $1,682 and $1,395 for the years ended December 31, 2016, 2017 and 2018, respectively.

During the year ended December 31, 2018, the Company tested for recoverability a group of assets, comprised of computer software and technology-related intangible assets, as a result of a downward revision to the forecasted cash flows to be generated by this group of assets. Based on the results of its testing, the Company determined that the carrying value of the group of assets exceeded the estimated undiscounted cash flows and the Company recorded a $4,265 write-down to reduce the carrying value to its fair value. The Company used the income approach to determine the fair value of the group of assets for the purpose of calculating the charge. This write-down has been recorded in other operating (income) expenses, net in the consolidated statement of income and has been allocated to computer software and technology-related intangible assets, amounting to $1,200 and $3,065, respectively.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the years ended December 31, 2017 and 2018:

	As of December 31,
	2017	2018
Opening balance	$1,069,408	$1,337,122
Goodwill relating to acquisitions consummated during the period	229,745	91,936
Impact of measurement period adjustments	(106)	816
Effect of exchange rate fluctuations	38,075	(36,042)
Closing balance	$1,337,122	$1,393,832

Goodwill has been allocated to the following reporting units, which represent different business units of the Company, as follows:

	As of December 31,
	2017	2018
India	$735,596	$794,902
China	60,171	59,319
Europe	41,775	40,033
Americas	57,021	57,021
IT services	442,559	442,557
	$1,337,122	$1,393,832

In the year ended December 31, 2018 and December 31, 2017, in accordance with ASU 2011-08, the Company performed an assessment of qualitative factors to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, as at December 31, 2018 and December 31, 2017, the Company concluded that it is not more likely than not that the fair values of any of the Company’s reporting units are less than their carrying amounts.

The total amount of the Company’s goodwill deductible for tax purposes is $120,617 and $187,546 as of December 31, 2017 and 2018, respectively.

The Company’s intangible assets acquired either individually or with a group of other assets or in a business combination are as follows:

	As of December 31, 2017			As of December 31,2018
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$369,173	$293,029	$76,144	$368,558	$306,582	$61,976
Marketing-related intangible assets	52,443	39,212	13,231	54,714	46,591	8,123
Technology-related intangible assets	54,189	28,278	25,911	76,790	33,976	42,814
Other intangible assets	3,081	2,314	767	1,204	1,077	127
Intangible assets under development	15,537	-	15,537	64,047	-	64,047
	494,423	362,833	$131,590	$565,313	$388,226	$177,087

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

Amortization expenses for intangible assets disclosed in the Consolidated Statements of Income under amortization of acquired intangible assets for the years ended December 31, 2016, 2017 and 2018 were $27,183, $36,412 and $38,850, respectively.

Amortization expenses for technology-related internally developed intangible assets disclosed in the consolidated statements of income under “cost of revenue” and “selling, general and administrative expense” for the years ended December 31, 2016, 2017 and 2018 were $0, $452 and $2,807, respectively.

Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $0, $(15) and $5 for the years ended December 31, 2016, 2017 and 2018, respectively.

The Company recorded write-downs to technology-related intangible assets during the years ended December 31, 2017 and 2018, as described in note 9.

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

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

2019	$36,395
2020	34,949
2021	20,814
2022	10,957
2023 and beyond	9,925
$113,040

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

11. Other Assets

Other assets consist of the following:

	As of December 31,
	2017	2018
Customer acquisition cost	$37,017	—
Contract asset (Note 27)	—	22,563
Advance income and non-income taxes	63,474	62,942
Deferred transition costs	77,255	—
Deposits	32,174	25,984
Derivative instruments	24,906	9,571
Prepaid expenses	2,849	5,052
Accounts Receivable due after one year	1,624	4,099
Others	22,870	24,948
	$262,169	$155,159

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

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows:

As of December 31:
2019	$64,099
2020	58,434
2021	53,170
2022	47,976
2023	38,862
2024 and beyond	147,765
Total minimum lease payments	$410,306

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight-line basis over the applicable lease term. Rent expenses under cancellable and non-cancellable operating leases were $50,827, $59,484 and $66,110 for the years ended December 31, 2016, 2017 and 2018, respectively.

The rental expenses set out above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $598, $(1,533) and $(195) for the years ended December 31, 2016, 2017 and 2018, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2017	2018
Accrued expenses	$204,997	$179,843
Accrued employee cost	204,506	210,251
Earn-out consideration	14,928	16,875
Statutory liabilities	36,283	42,728
Retirement benefits	21,074	22,921
Derivative instruments	10,346	15,373
Advance from customers	25,476	—
Contract liabilities (Note 27)	—	64,744
Deferred transition revenue	52,233	—
Other liabilities	13,093	16,807
Capital lease obligations	1,546	1,808
	$584,482	$571,350

14. Long-term debt

In August 2018, the Company amended its 2015 credit facility (“the 2015 Facility”), which was comprised of an $800,000 term loan and a $350,000 revolving credit facility. The amended facility (the “2018 Facility”) is comprised of a $680,000 term loan, which represents the outstanding balance under the 2015 Facility as of the date of amendment, and a $500,000 revolving credit facility. The 2018 Facility expires on August 8, 2023. The amendment did not result in a substantial modification of $550,814 of the outstanding term loan under the 2015 Facility. Further, as a result of the amendment, the Company extinguished the outstanding term loan under the 2015 Facility of $129,186 and obtained additional funding of $129,186, resulting in no change to the outstanding principal of the term loan under the 2018 Facility. In connection with the amendment, the Company expensed $2,029, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to the Company’s lenders related to the term loan. The overall borrowing capacity under the revolving credit facility increased from $350,000 to $500,000. The amendment of the revolving credit facility resulted in accelerated amortization of $82 relating to existing unamortized debt issuance cost. The remaining unamortized costs and an additional third party fee paid in connection with the amendment will be amortized over the term of the amended facility, which will expire on August 8, 2023.                       .

Borrowings under the 2018 Facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2018, the Company was in compliance with the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

14. Long-term debt (Continued)

As of December 31, 2017 and December 31, 2018, the amount outstanding under the term loan, net of debt amortization expense of $1,848 and $2,158, was $698,152 and $660,841, respectively. As of December 31, 2017 and December 31, 2018, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.50% per annum and 1.375% per annum, respectively. Indebtedness under the 2018 Facility is unsecured. The amount outstanding on the term loan as of December 31, 2018 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on Aug 8, 2023.

The maturity profile of the term loan outstanding as of December 31, 2018, net of debt amortization expense, is as follows:

Year ended	Amount
2019	$33,483
2020	33,509
2021	33,537
2022	33,564
2023	526,748
Total	$660,841

In March 2017, Genpact Luxembourg S.à.r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519, net of an underwriting fee of $1,481. The issuance was fully guaranteed by the Company. In connection with the offering, the Company incurred other debt issuance costs of $1,161. The total debt issuance cost of $2,642 is being amortized over the life of the notes as additional interest expense. As of December 31, 2017 and December 31, 2018, the amount outstanding under the notes, net of debt amortization expense of $2,239 and $1,713, was $347,761 and $348,287 respectively, which is payable on April 1, 2022. The Issuer will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option, may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets, and during the year ended December 31, 2018, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%. In connection with the 3.70% senior notes private offering, the Issuer and the Company entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which the Issuer and the Company agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

15. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2017 and December 31, 2018, the limits available were $15,064 and $14,281, respectively, of which $7,900 and $7,389 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000 which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in note 14. Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.50% as of December 31, 2017 compared to a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2018. The unutilized amount on the revolving facilities bore a commitment fee of 0.25% as of December 31, 2017 compared to a commitment fee of 0.20% as of December 31, 2018. As of December 31, 2017 and December 31, 2018, a total of $170,978 and $297,098 respectively, was utilized, of which $170,000 and $295,000, respectively, constituted funded drawdown and $978 and $2,098, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2018, the Company was in compliance with the financial covenants of the credit agreement.

16. Other liabilities

Other liabilities consist of the following:

	As of December 31,
	2017	2018
Accrued employee cost	$14,020	$6,341
Earn-out consideration	9,804	198
Retirement benefits	40,520	50,370
Derivative instruments	7,842	19,872
Advance from customers	790	—
Contract liabilities (Note 27)	—	53,796
Deferred transition revenue	70,900	—
Others	22,069	32,935
Capital lease obligations	2,664	1,714
	$168,609	$165,226

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies and a small portion in equity funds. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2016, 2017 and 2018, all of the plan assets were primarily invested in debt securities.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of December 31, 2017 and 2018.

	As of December 31,
	2017	2018
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$45,283	$58,094
Service cost	7,735	7,833
Actuarial loss (gain)	4,493	470
Interest cost	3,252	3,822
Liabilities assumed on acquisition	—	503
Benefits paid	(5,367)	(6,277)
Special termination benefit	57	—
Plan amendments	—	995
Effect of exchange rate changes	2,641	(3,992)
Projected benefit obligation at the end of the year	$58,094	$61,448
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$30,871	$45,560
Employer contributions	15,176	1,573
Actual gain on plan assets	2,746	1,929
Actuarial gain/(loss)	11	(9)
Benefits paid	(5,301)	(6,228)
Effect of exchange rate changes	2,057	(3,142)
Fair value of plan assets at the end of the year	$45,560	$39,683

Amounts included in other comprehensive income (loss) as of December 31, 2017 and 2018 were as follows:

	As of December 31,
	2017	2018
Net actuarial loss	$(12,228)	$(11,037)
Net Prior Service Credit / (Cost)	—	(967)
Deferred tax assets	2,221	3,451
Other comprehensive income, net	$(10,007)	$(8,553)

Changes in other comprehensive income (loss) during the year ended December 31, 2018 were as follows:

2018
Net actuarial loss	$(951)
Amortization of net actuarial loss	1,202
Deferred income taxes	1,407
Net prior service credit/(cost)	(944)
Effect of exchange rate changes	740
Other comprehensive income (loss), net	$1,454

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

Net defined benefit plan costs for the years ended December 31, 2016, 2017 and 2018 include the following components:

	Year ended December 31,
	2016	2017	2018
Service costs	$5,661	$7,735	$7,833
Interest costs	2,585	3,252	3,822
Amortization of actuarial loss	(113)	1,177	806
Expected return on plan assets	(2,043)	(2,412)	(2,435)
One time cost	—	209	—
Special termination benefits	—	426	—
Net defined benefit plan costs	$6,090	$10,387	$10,026

The amount in “other comprehensive loss” that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $1,116.

The weighted average assumptions used to determine the benefit obligations of the Gratuity Plan as of December 31, 2017 and 2018 are presented below:

	As of December 31,
	2017	2018
Discount rate	7.40% - 7.60%	8.30% - 8.40%
Rate of increase in compensation per annum	5.20%-11.00%	5.20%-11.00%

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2016, 2017 and 2018 are presented below:

	Year ended December 31,
	2016	2017	2018
Discount rate	8.30% - 8.45%	7.10% - 7.5%	7.40% - 7.60%
Rate of increase in compensation per annum	5.20% - 11.00%	5.20% - 11.00%	5.20% - 11.00%
Expected long term rate of return on plan assets per annum	7.50%	7.50%	7.50%

The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2017 and 2018 are presented below:

	As of December 31,
	2017	2018
Discount rate	7.60%	9.25%
Rate of increase in compensation per annum	5.50%	5.50%

The weighted average assumptions used to determine the costs of the Mexican Plan for the years ended December 31, 2016, 2017 and 2018 are presented below:

	Year ended December 31,
	2016	2017	2018
Discount rate	6.50%	6.80%	7.60%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%
Expected long term rate of return on plan assets per annum	0.00%	0.00%	0.00%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2017 and 2018 are presented below:

	As of December 31,
	2017	2018
Discount rate	0.113%-0.789%	0.076%-0.269%
Rate of increase in compensation per annum	0.00% - 3.55%	0.00%

The weighted average assumptions used to determine the costs of the Japan Plan for the years ended December 31, 2016, 2017 and 2018 are presented below:

Year ended December 31,
	2016	2017	2018
Discount rate	0.24% - 1.30%	0.08% - 1.30%	0.113%-0.789%
Rate of increase in compensation per annum	0.00% - 3.55%	0.00% - 3.55%	0.00% - 3.55%
Expected long term rate of return on plan assets per annum	0.00% - 3.77%	0.00% - 3.09%	0-1.84%

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

The fair values of the Company’s plan assets as of December 31, 2017 and 2018 by asset category are as follows:

	Total
	As of December 31, 2018
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset category
Equity	$7	$7	$—	$—
Cash	381	381	—	—
Fixed income securities (Note a)	36,499	3,345	33,154	—
Other securities (Note b)	2,796	2,381	415	—
Total	$39,683	$6,114	$33,569	$—
	Total
	As of December 31, 2017
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset category
Cash	$472	$472	$—	$—
Fixed income securities (Note a)	42,328	3,419	38,909	—
Other securities (Note b)	2,760	2,437	323	—
Total	$45,560	$6,328	$39,232	$—

(a)	Includes investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.
(b)	Includes investments in funds that invest primarily in fixed income securities and the remaining portion in equity securities.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2019	$9,983
2020	10,454
2021	10,686
2022	10,877
2023	11,193
2024 - 2028	53,112
$106,305

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2018.

Defined contribution plans

During the years ended December 31, 2016, 2017 and 2018, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2016	2017	2018
India	$19,074	$22,242	$23,877
U.S.	10,379	11,147	13,454
U.K.	6,593	7,823	9,619
China	15,512	15,950	17,625
Other regions	4,684	4,059	4,604
Total	$56,242	$61,221	$69,179

Deferred compensation plan

On July 1, 2018, Genpact LLC, a wholly-owned subsidiary of the Company, adopted an executive deferred compensation plan (the “Plan”). The Plan provides a select group of U.S.-based members of Company management with the opportunity to defer from 1% to 80% of their base salary and from 1% to 100% of their qualifying bonus compensation (or such other minimums or maximums as determined by the Plan administrator from time to time) pursuant to the terms of the Plan. Participant deferrals are 100% vested at all times. The Plan also allows for discretionary supplemental employer contributions by the Company, in its sole discretion, which will be subject to a two-year vesting schedule (50% vesting on the one-year anniversary of approval of the contribution and 50% vesting on the second year anniversary of approval of the contribution) or such other vesting schedule as determined by the Company. Deferred compensation plan assets consist of life insurance policies. In December 2018, the Company transferred these policies to a Rabbi Trust, which now holds the assets under the Plan.

The Plan also provides an option for participants to elect to receive deferred compensation and earnings thereon on either fixed date(s) no earlier than two years following the applicable Plan year (or end of the applicable performance period for performance-based bonus compensation) or following a separation from service, in each case either in a lump sum or in annual installments over a term of up to 15 years. Each Plan participant’s compensation deferrals and discretionary supplemental employer contributions (if any) will be credited or debited with notional investment gains and losses equal to the experience of selected hypothetical investment funds offered under the Plan and elected by the participant.

The Company has investments in funds held in Company-owned life insurance policies which are held in a Rabbi Trust that are classified as trading securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The securities are classified as trading securities because they are held for resale in anticipation of short-term fluctuations in market prices. The trading securities are stated at fair value.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued) The liability for the deferred compensation plan was $0 and $1,582 as of December 31, 2017 and December 31, 2018, respectively, and is included in “other liabilities” in the consolidated balance sheets. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $0 and $1,613 as of December 31, 2017 and December 31, 2018, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets. During the years ended December 31, 2017 and 2018, the change in the fair value of Plan assets was $0 and $(56), respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the year ended December 31, 2017 and 2018, the change in the fair value of deferred compensation liabilities was $0 and $(87), respectively, which is included in “selling, general and administrative expenses.”

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

Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2016, 2017 and 2018, were $24,686, $35,112 and $48,196, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in 2016, 2017 and 2018:

	2016	2017	2018
Dividend yield	—	0.97%	0.95%-1.01%
Expected life (in months)	84	84	84
Risk-free rate of interest for expected life	1.42% - 1.56%	2.25%	2.67%-2.93%
Volatility	25.60% - 27.22%	24.28%	22.55-22.73%

Volatility was calculated based on the historical volatility of the Company’s share price during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method,” which is based on the average of its contractual vesting term. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. The Company paid cash dividends of $0.06 and $0.075 per share in each quarter of fiscal 2017 and 2018, respectively.

The Company has issued, and intends to continue to issue, new common shares upon stock option exercises and the vesting of share awards under its equity-based incentive compensation plans.

A summary of stock option activity during the years ended December 31, 2016, 2017 and 2018 is set out below:

	Year ended December 31, 2016
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2016	5,986,845	$16.99	5.8	$—
Granted	860,000	26.80	—	—
Forfeited	(145,000)	17.77	—	—
Expired	—	—	—	—
Exercised	(994,155)	14.98	—	10,982
Outstanding as of December 31, 2016	5,707,690	$18.65	5.8	$34,641
Vested as of December 31, 2016 and expected to vest thereafter (Note a)	5,457,701	$18.42	5.8	$34,150
Vested and exercisable as of December 31, 2016	2,746,191	$15.62	4.0	$23,960
Weighted average grant-date fair value of options granted during the period	$8.50

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2017
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2017	5,707,690	$18.65	5.8	$—
Granted	250,000	24.74	—	—
Forfeited	(80,000)	20.63	—	—
Expired	—	—	—	—
Exercised	(743,045)	14.50	—	8,512
Outstanding as of December 31, 2017	5,134,645	$19.52	5.6	$62,743
Vested as of December 31, 2017 and expected to vest thereafter (Note a)	4,988,875	$19.36	5.6	$61,779
Vested and exercisable as of December 31, 2017	2,203,146	$16.17	4.1	$34,303
Weighted average grant-date fair value of options granted during the period	$6.62

	Year ended December 31, 2018
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2018	5,134,645	$19.52	5.6	$—
Granted	2,638,106	30.47	—	—
Forfeited	(70,000)	27.65	—	—
Expired	—	—	—	—
Exercised	(441,076)	16.46	—	6,731
Outstanding as of December 31, 2018	7,261,675	$23.61	6.4	$34,143
Vested as of December 31, 2018 and expected to vest thereafter (Note a)	7,107,605	$23.50	6.4	$33,997
Vested and exercisable as of December 31, 2018	3,313,570	$17.69	3.7	$30,806
Weighted average grant-date fair value of options granted during the period	$8.32

(a)	Options expected to vest reflect an estimated forfeiture rate.

Cash received by the Company upon the exercise of stock options amounted to $13,564, $14,896 and $10,772. Tax benefits from the exercise of stock options during the years ended December 31, 2016, 2017 and 2018 were $1,548 and $2,016 and $2,473 (including excess tax benefits of  $1,004, $1,723 and $2,131), respectively.

Income tax benefits recognized in relation to stock-based compensation charges, excluding excess tax benefits, during the years ended December 31, 2016, 2017 and 2018 were $6,446, $9,600 and $11,783, respectively.

As of December 31, 2018, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $21,925 which will be recognized over the weighted average remaining requisite vesting period of 4.0 years.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

A summary of RSU activity during the years ended December 31, 2016, 2017 and 2018 is set out below:

	Year ended December 31, 2016
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	157,390	$17.67
Granted	95,553	25.49
Vested (Note b)	(133,903)	20.66
Forfeited	(1,135)	14.18
Outstanding as of December 31, 2016	117,905	$20.65
Expected to vest (Note a)	107,366

	Year ended December 31, 2017
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	117,905	$20.65
Granted	1,533,836	26.36
Vested (Note c)	(45,248)	18.31
Forfeited	(1,242)	25.53
Outstanding as of December 31, 2017	1605,251	$26.17
Expected to vest (Note a)	1,371,567
	Year ended December 31, 2018
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	1,605,251	$26.17
Granted	484,427	30.13
Vested (Note d)	(358,697)	25.53
Forfeited	(201,982)	27.09
Outstanding as of December 31, 2018	1,528,999	$27.45
Expected to vest (Note a)	1,360,048

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
(b)

Vested RSUs were net settled by issuing 29,719 shares (net of minimum statutory tax withholding). 86,517 RSUs vested in the year ended December 31, 2016. 17,802 common shares underlying 34,035 of such RSUs were issued in 2017 after withholding shares to the extent of minimum statutory withholding taxes. 52,482 RSUs vested in the year ended December 31, 2016, in respect of which 52,055 shares were issued in 2018 after withholding shares to the extent of minimum statutory withholding taxes.

(c)	Vested RSUs were net settled by issuing 32,395 shares (net of minimum statutory tax withholding).
(d)

261,260 RSUs that vested during the period were net settled upon vesting by issuing 175,505 shares (net of minimum statutory tax withholding). 52,875 and 44,562 RSUs vested in the year ended December 31, 2017 and December 31, 2018 respectively, shares in respect of which will be issuable in 2019 after withholding shares to the extent of minimum statutory withholding taxes.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

As of December 31, 2018, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $24,946, which will be recognized over the weighted average remaining requisite vesting period of 2.3 years.

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

A summary of PU activity during the years ended December 31, 2016, 2017 and 2018 is set out below:

	Year ended December 31, 2016
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2016	2,499,322	$19.95	2,499,322
Granted	1,518,374	27.93	3,343,335
Vested	—	—	—
Forfeited	(252,842)	21.88	(325,817)
Adjustment upon final determination of level of performance goal achievement (Note b)	7,274	22.72
Adjustment upon final determination of level of performance goal achievement (Note b)			7,274
Outstanding as of December 31, 2016	3,772,128	$23.04	5,524,114
Expected to vest (Note a)	2,226,489

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2017
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2017	3,772,128	$23.04	5,524,114
Granted	1,811,292	25.22	3,622,584
Vested (Note c)	(1,136,047)	16.78	(1,136,047)
Forfeited (Note d)	(1,583,913)	27.57	(1,627,313)
Adjustment upon final determination of level of performance goal achievement (Note e)	37,480	25.22
Adjustment upon final determination of level of performance goal achievement (Note f)			(3,482,398)
Outstanding as of December 31, 2017	2,900,940	$24.40	2,900,940
Expected to vest (Note a)	2,657,685
	Year ended December 31, 2018
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2018	2,900,940	$24.40	2,900,940
Granted	1,682,740	30.62	3,365,480
Vested (Note g)	(1,087,751)	22.73	(1,087,751)
Forfeited	(258,237)	26.03	(305,737)
Adjustment upon final determination of level of performance goal achievement (Note h)	474,800	30.68
Adjustment upon final determination of level of performance goal achievement (Note i)			(1,160,530)
Outstanding as of December 31, 2018	3,712,402	$28.40	3,712,402
Expected to vest (Note a)	3,261,069

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
(b)	Represents an adjustment made in March 2016 to the number of shares underlying the PUs granted in 2015 upon certification of the level of achievement of the performance targets for such awards.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

(c)	Vested PUs were net settled upon vesting by issuing 731,701 shares (net of minimum statutory tax withholding).

(d)    Includes 1,443,624 target shares underlying PUs granted in 2016 which were forfeited for failure to achieve all of the   threshold performance targets under such awards.

(e)

Represents a 2.7% increase in the number of target shares as a result of achievement of higher-than-target performance for certain PUs granted in 2017, partially offset by a 12.5% reduction as a result of achievement of lower-than-target performance for certain PUs granted in 2017.

(f)

Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2017 based on the level of achievement of the performance goals. Also includes the difference between the maximum number of shares achievable and the number of shares eligible to vest under the PU awards granted in 2016, which were forfeited for failure to achieve all of the threshold performance targets under such awards.

(g)	Vested PUs were net settled upon vesting by issuing 691,958 shares (net of minimum statutory tax withholding).
(h)

Represents a 28.77% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2018 partially offset by an adjustment made in March 2018 to the number of shares subject to the PUs granted in 2017 upon certification of the level of achievement of the performance targets underlying such awards.

(i)

Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2018 based on the level of achievement of the performance goals. Also includes an adjustment made in March 2018 to the number of shares subject to the PUs granted in 2017 upon certification of the level of achievement of the performance targets underlying such awards.

As of December 31, 2018, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $55,985, which will be recognized over the weighted average remaining requisite vesting period of 1.8 years.

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

During the years ended December 31, 2016, 2017 and 2018, 146,685, 190,435 and 245,467 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the years ended December 31, 2016, 2017 and 2018 was $428, $573 and $802, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Capital stock

The Company’s authorized capital stock as of December 31, 2017 and 2018 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 192,825,207 and 189,346,101 common shares, and no preferred shares, issued and outstanding as of December 31, 2017 and 2018, respectively.

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

During the years ended December 31, 2018 and December 31, 2017, the Company also purchased 4,921,192 and 808,293 of its common shares, respectively, on the open market at a weighted average price of $31.30 and $24.48  per share, respectively, for an aggregate cash amount of $154,058 and $19,784, respectively. All repurchased shares have been retired.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

19. Capital stock (Continued)

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the year ended December 31, 2016, December 31, 2017 and December 31, 2018, $279, $16 and $98, respectively, was deducted from retained earnings in direct costs related to share repurchases.

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

On February 12, 2018, the Company announced that its Board of Directors had approved a 25% increase in its quarterly cash dividend to $0.075 per share, up from $0.06 per share in 2017, representing an annual dividend of $0.30 per common share, up from $0.24 per share in 2017, payable to holders of the Company’s common shares. On March 21, 2018, June 20, 2018, September 19, 2018 and December 19, 2018, the Company paid dividends of $0.075 per share, amounting to $14,408, $14,240, $14,253 and $14,201 in the aggregate, to shareholders of record as of March 9, 2018, June 8, 2018, September 10, 2018 and December 10, 2018, respectively.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 781,215, 1,007,480 and 2,410,230 for the years ended December 31, 2016, 2017 and 2018, respectively.

	Year ended December 31,
	2016	2017	2018
Net income available to Genpact Limited common shareholders	$269,684	$263,111	$282,019
Weighted average number of common shares used in computing basic earnings per common share	206,861,536	193,864,755	190,674,740
Dilutive effect of stock-based awards	3,264,487	3,184,797	3,305,298
Weighted average number of common shares used in computing dilutive earnings per common share	210,126,023	197,049,552	193,980,038
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$1.30	$1.36	$1.48
Diluted	$1.28	$1.34	$1.45

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

21. Cost of revenue

Cost of revenue consists of the following:

	Year ended December 31,
	2016	2017	2018
Personnel expenses	$1,061,134	$1,153,479	$1,322,651
Operational expenses	446,922	481,012	543,006
Depreciation and amortization	46,284	46,947	56,111
	$1,554,340	$1,681,438	$1,921,768

22. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2016	2017	2018
Personnel expenses	$469,894	$501,059	$518,897
Operational expenses	174,060	178,573	166,437
Depreciation and amortization	9,013	9,829	8,531
	$652,967	$689,461	$693,865

23. Other operating (income) expense, net

	Year ended December 31,
	2016	2017	2018
Other operating (income) expense	$(1,266)	$(7,277)	$(455)
Provision for impairment of intangible assets and property, plant and equipment	11,195	9,311	4,265
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(14,869)	(3,695)	(5,655)
Other operating (income) expense, net	$(4,940)	$(1,661)	$(1,845)

24. Interest income (expense), net

Interest income (expense), net consists of the following:

	Year ended December 31,
	2016	2017	2018
Interest income	$7,247	$8,182	$11,388
Interest expense	(23,431)	(39,917)	(48,507)
Interest income (expense), net	$(16,184)	$(31,735)	$(37,119)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes

Income tax expense (benefit) for the years ended December 31, 2016, 2017 and 2018 is allocated as follows:

	Year ended December 31,
	2016	2017	2018

Income from continuing operations	$62,098	$59,742	$80,763
Other comprehensive income:
Unrealized gains (losses) on cash flow hedges	23,809	457	(6,647)
Retirement benefits	(1,885)	670	(1,407)
Retained earnings:
Deferred tax benefit recognized on early adoption of ASU 2016-09	(24,912)	—	—
Reclassification from AOCI on early adoption of ASU 2018-02	—	—	2,265
Deferred tax expense recognized on adoption of ASU 2014-09	—	—	5,303
Accumulated other comprehensive income:
Reclassification to retained earnings on early adoption of ASU 2018-02	—	—	(2,265)

The components of income before income tax expense from continuing operations are as follows:

	Year ended December 31,
	2016	2017	2018
Domestic (U.S.)	$44,110	$8,440	$49,986
Foreign (Non-U.S.)	285,535	312,143	312,035
Income before income tax expense	$329,645	$320,583	$362,021

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2016	2017	2018
Current tax expense :
Domestic (U.S. federal)	$78	$3,380	$6,466
Domestic (U.S. state)	1,069	1,268	3,508
Foreign (Non-U.S.)	30,497	65,485	64,735
	$31,644	$70,133	$74,709
Deferred tax expense (benefit) :
Domestic (U.S. federal)	$11,379	$3,549	$6,577
Domestic (U.S. state)	(459)	(2,809)	(1,176)
Foreign (Non-U.S.)	19,534	(11,131)	653
	$30,454	$(10,391)	$6,054
Total income tax expense (benefit)	$62,098	$59,742	$80,763

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to income before income taxes, as a result of the following:

	Year ended December 31,
	2016	2017	2018
Income before income tax expense	$329,645	$320,583	$362,021
Statutory tax rates	35%	35%	21%
Computed expected income tax expense	115,376	112,204	76,024
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	(18,574)	(25,224)	23,373
Tax benefit from tax holiday	(32,893)	(35,814)	(24,968)
Non-deductible expenses	4,559	3,985	3,245
Effect of change in tax rates	353	2,778	(147)
Change in valuation allowance	(4,830)	9,041	27,826
Unrecognized tax benefits	(627)	1,611	3,008
Other*	(1,266)	(8,839)	(27,598)
Reported income tax expense (benefit)	$62,098	$59,742	$80,763

*Following the transfer/closure of certain affiliated entities, deferred tax liabilities recorded against the outside basis difference were reversed amounting to $0, $9,600, $18,510 during the year ended December 31, 2016, 2017 and 2018. It was not more likely than not that the resulting net deferred tax asset would be realized. Therefore, a full valuation allowance was established to offset the reduction in deferred tax liabilities.

A portion of the profits of the Company’s operations is exempt from income tax in India.  One of the Company’s Indian subsidiaries has ten units eligible for a tax holiday as a special economic zone unit in respect of 100% of the export profits it generates for a period of 5 years from commencement, 50% of such profits for the next 5 years (year 6 to year 10 from commencement) and 50% of the profits for an additional period of 5 years (year 11 to year 15 from commencement), subject to the satisfaction of certain capital investment requirements. The tax holidays for the Company’s existing special economic zone units will begin to expire on March 31, 2022 and will have fully expired on March 31, 2030, assuming the Company satisfies the capital investment requirements.

The effect of the Indian tax holiday on basic earnings per share was $0.19, $0.18 and $0.13, respectively, for the years ended December 31, 2016, 2017 and 2018. The effect of the tax holiday on diluted earnings per share was $0.18, $0.18 and $0.13, respectively, for the years ended December 31, 2016, 2017 and 2018.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The components of the Company’s deferred tax balances as of December 31, 2017 and 2018 are as follows:

	As of December 31,
	2017	2018
Deferred tax assets
Net operating loss carryforwards	$55,500	$64,013
Accrued liabilities and other expenses	41,177	36,812
Provision for doubtful debts	10,509	9,650
Property, plant & equipment and leased assets	6,179	7,904
Unrealized losses on cash flow hedges, net	275	672
Share-based compensation	19,789	18,236
Retirement benefits	5,817	7,559
Contract liabilities	22,948	3,150
Tax credit carryforwards	35,322	22,409
Other	6,662	8,885
Gross deferred tax assets	$204,178	$179,290
Less: Valuation allowance	(24,549)	(51,986)
Total deferred tax assets	$179,629	$127,304
Deferred tax liabilities
Intangible assets	$23,545	$17,975
Property, plant and equipment	1,131	5,493
Deferred cost	33,816	2,725
Investments in foreign subsidiaries not indefinitely reinvested	18,949	4,835
Unrealized gains on cash flow hedges, net	14,711	8,990
Goodwill	7,145	12,957
Other	10,150	7,843
Total deferred tax liabilities	$109,447	$60,818
Net deferred tax asset	$70,182	$66,486

	As of December 31,
Classified as	2017	2018
Deferred tax assets
Non-current	$76,929	$74,566
Deferred tax liabilities
Non-current	6,747	8,080
	$70,182	$66,486

The change in the total valuation allowance for deferred tax assets as of December 31, 2016, 2017 and 2018 is as follows:

	Year ended December 31,
	2016	2017	2018
Opening valuation allowance	$20,091	$14,746	$24,549
Reduction during the year	(7,299)	(3,957)	(2,307)
Addition during the year	1,954	13,760	29,744
Closing valuation allowance	$14,746	$24,549	$51,986

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

Management considers the scheduled reversal of deferred tax liabilities and projected taxable income in making this assessment. In order to fully realize a deferred tax asset, the Company must generate future taxable income prior to the expiration of the deferred tax asset under applicable law. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2018. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

In 2016, one of the Company’s subsidiaries filed amended tax returns with respect to prior years, resulting in revised assessments, higher taxable income and the utilization of operating loss carryforwards. The use of operating loss carryforwards resulted in the complete reversal of the subsidiary’s remaining valuation allowance of $3,377.

On January 1, 2016, the Company elected the early adoption of ASU 2016-09, which was applied using a modified retrospective approach. Accordingly, excess tax benefits relating to the exercise of stock options prior to December 31, 2015 amounting to $24,912 were recorded through retained earnings. For the years ended December 31, 2016 and 2017 and 2018, the Company recognized net excess tax benefits of $1,004, $1,723 and $2,131 in income tax expense attributable to continuing operations.

As of December 31, 2018, the Company’s deferred tax assets related to net operating loss carryforwards of $276,040  amounted to $59,153 (excluding state net operating losses). Net operating losses of subsidiaries in the United Kingdom, Singapore, Malaysia, Australia, Brazil, Israel, South Africa, Hong Kong, Germany, the United States (for 2018) and Luxembourg (for 2016 and prior years) amounted to $164,014 and can be carried forward for an indefinite period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The Company’s remaining tax loss carryforwards expire as set forth in the table below:

	US – Federal	Europe	Others
Year ending December 31,
2020	$—	2952	$—
2021	—	1,121	2,347
2022	—	5,904	105
2023	—	6,639	1,426
2024	—	771	7,748
2025	—	27,147	8,520
2026	—	234	1,396
2027	—	856	5,071
2028	—	34	2,716
2029	—	—	672
2034	—	18,820	—
2035	340	8,838	—
2036	477	—	—
2037	7252	—	—
2038	—	—	640
	$8,069	$73,316	$30,641

In the table above, “Europe” includes net operating losses of subsidiaries in Hungary, Poland, the Netherlands, the Czech Republic, Slovakia, Luxembourg, Latvia and Portugal, while “Others” includes net operating losses of subsidiaries in Mexico, Japan, China, India, New Zealand and Canada.

As of December 31, 2018, the Company had additional deferred tax assets for U.S. state and local tax loss carryforwards amounting to $4,859 with varying expiration periods between 2019 and 2037.

As of December 31, 2018, the company had a total foreign tax credit carryforward of $22,409, which will expire as set forth in the table below:

Year ending December 31,	Amount
2023	355
2024	2,819
2025	8,395
2026	5,728
2027	1,250
2028	3,862
$22,409

With exceptions, the Company has not accrued any income, distribution or withholding taxes that would arise if the undistributed earnings of the Company’s foreign (non-Bermuda) subsidiaries which cannot be repatriated in a tax-free manner were repatriated. Due to the Company’s changing corporate structure, the various methods that are available to repatriate earnings, and uncertainty relative to the applicable taxes at the time of repatriation, it is not practicable to determine the amount of tax that would be imposed upon repatriation. If undistributed earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the company will accrue the applicable amount of taxes associated with such earnings at that time.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

As of December 31, 2018, $363,560 of the Company’s $368,396 in cash and cash equivalents was held by the Company’s foreign (non-Bermuda) subsidiaries. $131,617 of this cash is held by foreign subsidiaries for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $25,043 of retained earnings. $231,943 of the Company’s cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of the retained earnings of such foreign subsidiaries or is being indefinitely reinvested.

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

As a result of the reduction in the federal corporate income tax rate, the Company has revalued its net deferred tax assets, excluding tax credits to the extent affected by changes in the law as of December 31, 2017. Based on this revaluation, the Company has recorded a net income tax expense of $3,182 to reduce its net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017.

The Company completed its accounting for the transition tax liability under the Tax Act during the third quarter of 2018 without any impact on income tax expense. There is no material change in the estimates as of September 30, 2018 based on the final calculation of the earnings and profit pool of the Company’s controlled foreign corporations based on the Company’s U.S. tax returns.

The Company reports its gain/loss on derivatives designated as cash flow hedges, actuarial gain/loss on retirement benefits and currency translation adjustment, net of taxes to the extent applicable, in accumulated other comprehensive income (loss) (“AOCI”).

As of December 31, 2017, due to a reduction in the U.S. federal corporate income tax rate under the Tax Act from 35% to 21%, the Company revalued its net deferred tax assets, including deferred tax liabilities recorded through AOCI. Based on this revaluation, the Company recorded an income tax benefit of $2,265 relating to derivatives, reducing its net deferred tax liability balance, which was recorded as an income tax benefit in continuing operations for the year ended December 31, 2017.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Income taxes (Continued)

The following table summarizes activities related to our unrecognized tax benefits from January 1 to December 31 for each of 2016, 2017 and 2018:

	2016	2017	2018
Opening balance at January 1	$26,357	$23,467	$26,060
Increase related to prior year tax positions, including recorded in acquisition accounting	370	2,582	1,851
Decrease related to prior year tax positions	(1,506)	(1,398)	(153)
Decrease related to divesture of business	(345)	—	—
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(2,122)	(1,019)	(1,841)
Increase related to current year tax positions, including recorded in acquisition accounting	3,225	1,661	2,408
Decrease related to settlements with tax authorities	(2,000)	—	—
Effect of exchange rate changes	(512)	767	(1,603)
Closing balance at December 31	$23,467	$26,060	$26,722

As of December 31, 2016, 2017 and 2018, the Company had unrecognized tax benefits amounting to $22,469, $24,877 and $25,485, respectively, which, if recognized, would impact the effective tax rate.

As of December 31, 2016, 2017 and 2018, the Company had accrued $3,856, $4,614 and $5,081, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2016, 2017 and 2018, the Company recognized $367, $758 and $467, respectively, including exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2016, 2017 and 2018, the company had accrued $977, $1,033 and $995, respectively, for penalties.

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

With exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years prior to 2015. The Company’s subsidiaries in India and China are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2011 and January 1, 2008, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

26. Segment reporting (Continued)

Net revenues by customer type are as follows:

	Year ended December 31,
	2016	2017	2018
GE	$357,894	$269,217	$268,210
Global Clients	2,212,862	2,467,712	2,732,580
Total net revenues	$2,570,756	$2,736,929	$3,000,790

Net revenues by service type are as follows:

	Year ended December 31,
	2016	2017	2018
Business process outsourcing	$2,083,450	$2,264,335	$2,502,806
Information technology services	487,306	472,594	497,984
Total net revenues	$2,570,756	$2,736,929	$3,000,790

Revenues from clients based on the industry serviced are as follows:

	Year ended December 31,
	2016	2017	2018
Banking, financial services and insurance	$1,021,609	$1,090,134	$1,099,189
Consumer goods, retail, life sciences and healthcare	769,432	832,088	891,640
High tech, manufacturing and services	779,715	814,707	1,009,961
Total net revenues	$2,570,756	$2,736,929	$3,000,790

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

	Year ended December 31,
	2016	2017	2018
India	$1,804,113	$1,712,783	$1,739,455
Asia, other than India	249,839	286,338	327,462
North and Latin America	282,434	455,059	641,716
Europe	234,370	282,749	292,157
Total net revenues	$2,570,756	$2,736,929	$3,000,790

Revenues from GE comprised 14%, 10% and 9% of the Company’s consolidated total net revenues in 2016, 2017 and 2018, respectively. No other customer accounted for 10% or more of the Company’s consolidated total net revenues during these periods.

Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2017	2018
India	$125,490	$130,824
Asia, other than India	15,899	14,866
Americas	38,438	46,763
Europe	27,203	20,262
Total	$207,030	$212,715

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

The following table provides details of the Company’s contract liabilities:

	As of December 31, 2018
Particulars	Advance from customers	Deferred transition revenue
Opening balance	$26,266	$101,785
Impact of opening balance offset	—	$21,348
Gross opening balance	$26,266	$123,133
Additions	33,328	67,838
Effect of business combinations	273	75
Revenue recognized	(32,091)	(68,697)
Currency translation adjustments	(1,063)	(1,097)
Gross closing balance	$26,713	$121,252
Impact of closing balance offset with contract asset	(3,821)	(25,604)
Closing balance (Note a)	$22,892	$95,648

(a) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of December 31, 2018:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$95,670	41,830	40,128	12,619	1,093

The Company has applied the practical expedient related to contract duration and has not disclosed information about remaining performance obligations that have original expected durations of one year or less.

The following table provides details of the Company’s contract assets:

Particulars	As of December 31,2018
Opening balance	$43,366
Impact of opening balance offset	21,348
Gross opening balance	$64,714
Additions	48,216
Reduction in revenue recognized	(38,470)
Gross closing balance	$74,460
Impact of closing balance offset with contract liability	(29,425)
Closing balance (Note b)	$45,035

(b) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

27. Contract balances (Continued)

The following table provides details of the company’s contract cost assets:

	As of December 31, 2018
Particulars	Sales incentive programs	Transition activities
Opening balance	$23,227	$139,284
Closing balance	25,891	134,302
Amortization	14,788	70,775

28. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

In the years ended December 31, 2016, 2017, and 2018, the Company recognized net revenues of $335, $398 and $714, respectively, from a client that is also a significant shareholder of the Company.

In the years ended December 31, 2016 and 2017, the Company recognized net revenues of $8,077 and $5,400, respectively, from a client that was a non-consolidating affiliate of the Company. As of June 30, 2017, this non-consolidated affiliate ceased to be a related party.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in cost of revenue. For the years ended December 31, 2016, 2017 and 2018, cost of revenue includes an amount of $2,067, $2,043 and $1,094, respectively, attributable to the cost of such services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the years ended December 31, 2016, 2017 and 2018, selling, general and administrative expenses include an amount of $291, $315 and $191, respectively, attributable to the cost of such services provided by the Company’s non-consolidating affiliates.

During the years ended December 31, 2016, 2017 and 2018, the Company engaged a significant shareholder of the Company to provide services to the Company at a cost of $58, $57 and $30, respectively.

Investment in equity affiliates

During the year ended December 31, 2017, the Company invested $496 in its non-consolidating affiliates.

During the year ended December 31, 2017, the Company recorded a charge of $2,849 related to an investment in one of its non-consolidating affiliates. This charge has been included in equity-method investment activity, net in the Company’s consolidated statement of income.

As of December 31, 2017 and 2018, the Company’s investments in its non-consolidating affiliates amounted to $886 and $836, respectively.

Others

During the years ended December 31, 2016 and 2017, the Company entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $1,162 and $477, respectively.

During the year ended December 31, 2017, the Company entered into transactions with a client that is a significant shareholder of the Company for certain cost reimbursements amounting to $127.

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

29. Other Income (expense), net

	Year ended December 31,
	2016	2017	2018
Government incentives	$-	$26,882	$36,099
Other income/(expense)	9,691	(3,296)	(338)
Other Income (expense), net	$9,691	$23,586	$35,761

30. Commitments and contingencies

Capital commitments

As of December 31, 2017 and 2018, the Company has committed to spend $8,314 and $4,859, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $8,879 and $9,487 as of December 31, 2017 and 2018, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

31. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Total net revenues	$688,912	$728,561	$747,978	$835,339	$3,000,790
Gross profit	$244,588	$265,663	$266,566	$302,205	$1,079,022
Income from operations	$63,761	$79,522	$94,028	$110,841	$348,152
Income before equity-method investment activity, net and income tax expense	$76,009	$81,668	$97,724	$106,632	$362,033
Net income	$63,934	$64,574	$73,603	$79,147	$281,258
Net (income) loss attributable to redeemable non-controlling interest	$761	$-	$-	$-	$761
Net income attributable to Genpact Limited common shareholders	$64,695	$64,574	$73,603	$79,147	$282,019
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.34	$0.34	$0.39	$0.42	$1.48
Diluted	$0.33	$0.33	$0.38	$0.41	$1.45
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	192,816,626	190,132,664	190,024,924	189,724,744	190,674,740
Diluted	196,288,569	193,365,974	193,115,769	193,149,836	193,980,038

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

31. Quarterly financial data (unaudited) (Continued)

	Three months ended				Year ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Total net revenues	$622,995	$670,697	$708,824	$734,413	$2,736,929
Gross profit	$239,658	$256,189	$280,034	$279,610	$1,055,491
Income from operations	$79,096	$80,959	$97,919	$73,305	$331,279
Income before equity-method investment activity, net and income tax expense	$69,243	$84,582	$89,742	$81,559	$325,126
Net income	$52,440	$69,102	$73,161	$66,138	$260,841
Net (income) loss attributable to redeemable non-controlling interest	$898	$(156)	$584	$944	$2,270
Net income attributable to Genpact Limited common shareholders	$53,338	$68,946	$73,745	$67,082	$263,111
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.27	$0.36	$0.38	$0.35	$1.36
Diluted	$0.26	$0.36	$0.38	$0.34	$1.34
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	199,069,528	191,469,593	192,124,366	192,795,534	193,864,755
Diluted	202,655,937	193,732,406	194,947,699	196,862,168	197,049,552

32. Subsequent Events

Dividend

On February 7, 2019, the Company announced that its Board of Directors has approved a 13% increase in its quarterly cash dividend, representing a planned annual dividend of $0.34 per common share, increased from $0.30 per common share in 2018. The Board of Directors also declared a dividend for the first quarter of 2019 of $0.085 per common share, which will be paid on or about March 20, 2019 to shareholders of record as of the close of business on March 8, 2019. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

Secondary offering

On February 15, 2019, the Company completed an additional secondary offering of its common shares pursuant to which certain of our shareholders affiliated with Bain Capital Investors, LLC, namely Glory Investments A Limited and its affiliated assignees, together with their co-investor, GIC Private Limited (the “Selling Shareholders”), sold 10.0 million common shares at a price of $32.215 per share in an underwritten public offering.  All of the common shares were sold by the Selling Shareholders and, as a result, the Company did not receive any of the proceeds from the offering.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

33. Guarantor financial information

In March 2017, Genpact Luxembourg S.à r.l. (the “Issuer”), a subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering. See Note 14 for additional information. The issuance is fully and unconditionally guaranteed by the Company. The Company has prepared the following condensed consolidating financial statements, which set forth consolidated financial statements of the Issuer, the Company as parent guarantor and the non-guarantor subsidiaries of the Company, as well as intercompany elimination adjustments relating to intercompany transactions. Investments in subsidiaries have been accounted for using the equity method.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,797	$2,505	$353,094	$—	$368,396
Accounts receivable intercompany, net	89,958	—	—	(89,958)	—
Accounts receivable, net	—	—	774,184	—	774,184
Intercompany loans	447,578	1,300	1,835,608	(2,284,486)	—
Intercompany other receivable	33,224	52,783	117,537	(203,544)	—
Prepaid expenses and other current assets	2,242	1,278	208,957	—	212,477
Total current assets	$585,799	$57,866	$3,289,380	$(2,577,988)	$1,355,057
Property, plant and equipment, Net	388	—	212,327	—	212,715
Intercompany loans	100,000	—	500,000	(600,000)	—
Deferred tax assets	—	—	74,566	—	74,566
Investment in subsidiaries	548,654	3,073,467	557,089	(4,179,210)	—
Investment in equity affiliates	—	—	836	—	836
Investment in debentures/bonds, intercompany	571,919	50,393	—	(622,312)	—
Intercompany other receivable	—	83,169	—	(83,169)	—
Intangible assets, net	—	—	177,087	—	177,087
Goodwill	—	—	1,393,832	—	1,393,832
Contract cost assets	—	—	160,193	—	160,193
Other assets	682	—	154,477	—	155,159
Total assets	$1,807,442	$3,264,895	$6,519,787	$(8,062,679)	$3,529,445

Liabilities and equity
Current liabilities
Short-term borrowings	$100,000	$—	$195,000	$—	$295,000
Intercompany loans	128,572	1,849,537	306,377	(2,284,486)	—
Current portion of long-term debt	4,961	—	28,522	—	33,483
Accounts payable	1,636	520	40,428	—	42,584
Intercompany accounts payable	—	—	89,958	(89,958)	—
Income taxes payable	—	—	33,895	—	33,895
Intercompany other payable	47,844	70,973	84,727	(203,544)	—
Accrued expenses and other current liabilities	5,248	5,157	560,945	—	571,350
Total current liabilities	$288,261	$1,926,187	$1,339,852	$(2,577,988)	$976,312
Long-term debt, less current portion	440,665	—	534,980	—	975,645
Deferred tax liabilities	—	—	8,080	—	8,080
Intercompany other payable	—	—	83,169	(83,169)	—
Non-current intercompany loans payable	500,000	—	722,312	(1,222,312)	—
Other liabilities	197	154	164,875	—	165,226
Total liabilities	$1,229,123	$1,926,341	$2,853,268	$(3,883,469)	$2,125,263

Redeemable non-controlling interest	—	—	—	—	—
Shareholders' equity	578,319	1,338,554	3,666,519	(4,179,210)	1,404,182
Commitments and contingencies	—	—	—	—	—
Total liabilities, redeemable non-controlling interest and equity	$1,807,442	$3,264,895	$6,519,787	$(8,062,679)	$3,529,445

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

Condensed Consolidating Statement of Income (Loss)

	year ended December 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$50,356	$—	$3,000,790	$(50,356)	$3,000,790
Cost of revenue	—	5,188	1,916,580	—	1,921,768
Gross profit	$50,356	$(5,188)	$1,084,210	$(50,356)	$1,079,022

Operating expenses:
Selling, general and administrative expenses	11,324	23,703	709,260	(50,422)	693,865
Amortization of acquired intangible assets	48	—	38,802	—	38,850
Other operating (income) expense, net	(17,599)	—	15,754	—	(1,845)
Income (loss) from operations	$56,583	$(28,891)	$320,394	$66	$348,152
Foreign exchange gains (losses), net	449	845	13,945	—	15,239
Interest income (expense), net	(16,504)	—	(20,615)	—	(37,119)
Intercompany interest income (expense), net	77,857	(19,279)	(58,578)	—	—
Other income (expense), net	—	—	35,761	—	35,761
Income (loss) before equity-method investment activity, net and income tax expense	$118,385	$(47,325)	$290,907	$66	$362,033
Gain (loss) on equity-method investment activity, net	62,501	346,960	123,291	(532,764)	(12)
Income before income tax expense	$180,886	$299,635	$414,198	$(532,698)	$362,021
Income tax expense	6,124	—	74,639	—	80,763
Net income	$174,762	$299,635	$339,559	$(532,698)	$281,258
Net loss attributable to redeemable non-controlling interest		—	761	—	761
Net income attributable to Genpact Limited shareholders	$174,762	$299,635	$340,320	$(532,698)	$282,019

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

Condensed Consolidating Statement of Income (Loss)

	Year ended December 31, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$46,722	$—	$2,736,929	$(46,722)	$2,736,929
Cost of revenue	—	—	1,681,438	—	1,681,438
Gross profit	$46,722	$—	$1,055,491	$(46,722)	$1,055,491

Operating expenses:
Selling, general and administrative expenses	9,859	21,076	728,145	(69,619)	689,461
Amortization of acquired intangible assets	—	—	36,412	—	36,412
Other operating (income) expense, net	(3,412)	—	1,751	—	(1,661)
Income (loss) from operations	$40,275	$(21,076)	$289,183	$22,897	$331,279
Foreign exchange gains (losses), net	3,312	2	(1,318)	—	1,996
Interest income (expense), net	(11,375)	—	(20,360)	—	(31,735)
Intercompany interest income (expense), net	47,547	(10,148)	(37,399)	—	—
Other income (expense), net	18,391	—	5,195	—	23,586
Income (loss) before equity-method investment activity, net and income tax expense	$98,150	$(31,222)	$235,301	$22,897	$325,126
Gain (loss) on equity-method investment activity, net	(15,058)	294,333	75,657	(359,475)	(4,543)
Income before income tax expense	$83,092	$263,111	$310,958	$(336,578)	$320,583
Income tax expense	7,435	—	52,307	—	59,742
Net income	$75,657	$263,111	$258,651	$(336,578)	$260,841
Net loss attributable to redeemable non-controlling interest	—	—	2,270	—	2,270
Net income attributable to Genpact Limited shareholders	$75,657	$263,111	$260,921	$(336,578)	$263,111

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

Condensed Consolidating Statement of Income (Loss)

	Year ended December 31, 2016
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$39,518	$—	$2,570,756	$(39,518)	$2,570,756
Cost of revenue	—	—	1,554,340	—	1,554,340
Gross profit	$39,518	$—	$1,016,416	$(39,518)	$1,016,416

Operating expenses:
Selling, general and administrative expenses	9,499	12,772	672,680	(41,984)	652,967
Amortization of acquired intangible assets	—	—	27,183	—	27,183
Other operating (income) expense, net	(4,043)	(500)	(397)	—	(4,940)
Income (loss) from operations	$34,062	$(12,272)	$316,950	$2,466	$341,206
Foreign exchange gains (losses), net	(1,633)	57	4,206	—	2,630
Interest income (expense), net	(1,358)	—	(14,826)	—	(16,184)
Intercompany interest income (expense), net	81,359	-	(81,359)	—	—
Other income (expense), net	(829)	(3,390)	13,910	—	9,691
Income (loss) before equity-method investment activity, net and income tax expense	$111,601	$(15,605)	$238,881	$2,466	$337,343
Gain (loss) on equity-method investment activity, net	29,969	285,289	133,186	(456,142)	(7,698)
Income before income tax expense	$141,570	$269,684	$372,067	$(453,676)	$329,645
Income tax expense	8,384	—	53,714	—	62,098
Net income	$133,186	$269,684	$318,353	$(453,676)	$267,547
Net loss attributable to redeemable non-controlling interest	—	—	2,137	—	2,137
Net income attributable to Genpact Limited shareholders	$133,186	$269,684	$320,490	$(453,676)	$269,684

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

Condensed Consolidating Statement of Comprehensive Income (Loss)
	Year ended December 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$174,762	$299,635	$340,320	$(532,698)	$282,019	$(761)
Other comprehensive income:
Currency translation adjustments	(72,071)	(109,656)	(109,656)	181,727	(109,656)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	498	(46,293)	(46,293)	45,795	(46,293)	—
Retirement benefits, net of taxes	(190)	1,454	1,454	(1,264)	1,454	—
Other comprehensive income (loss)	(71,763)	(154,495)	(154,495)	226,258	(154,495)	(424)
Comprehensive income (loss)	$102,999	$145,140	$185,825	$(306,440)	$127,524	$(1,185)

	Year ended December 31, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$75,657	$263,111	$260,921	$(336,578)	$263,111	$(2,270)
Other comprehensive income:
Currency translation adjustments	74,716	93,871	93,871	(168,587)	93,871	(341)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	9,788	12,611	12,611	(22,399)	12,611	-
Retirement benefits, net of taxes	475	(3,787)	(3,787)	3,312	(3,787)	-
Other comprehensive income (loss)	84,979	102,695	102,695	(187,674)	102,695	(341)
Comprehensive income (loss)	$160,636	$365,806	$363,616	$(524,252)	$365,806	$(2,611)

	Year ended December 31, 2016
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$133,186	$269,684	$320,490	$(453,676)	$269,684	$(2,137)
Other comprehensive income:
Currency translation adjustments	(31,679)	(46,340)	(46,340)	78,019	(46,340)	104
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	42,016	43,742	43,742	(85,758)	43,742	-
Retirement benefits, net of taxes	(717)	(4,042)	(4,042)	4,759	(4,042)	-
Other comprehensive income (loss)	9,620	(6,640)	(6,640)	(2,980)	(6,640)	104
Comprehensive income (loss)	$142,806	$263,044	$313,850	$(456,656)	$263,044	$(2,033)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

Condensed Consolidating Cash Flow

	Year ended December 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for)/provided by operating activities	$(266,889)	$11,905	$25,399	$569,096	$339,511
Investing activities
Purchase of property, plant and equipment	—	—	(84,978)	—	(84,978)
Payment for acquired/internally generated intangible assets (including intangibles under development)	—	—	(75,439)	—	(75,439)
Proceeds from sale of property, plant and equipment	—	—	668	—	668
Investment in equity affiliates	—	—	-	—	-
Investment in subsidiaries	(97,730)	—	-	97,730	-
Dividend received	-	—	-	-	-
Proceeds from redemption of debentures/(payments) for issuance of bonds, intercompany	91,760	(50,393)	-	(41,368)	-
Payment for business acquisitions, net of cash acquired	—	—	(111,571)	—	(111,571)
Payment for purchase of redeemable non-controlling interest	—	—	(4,730)	—	(4,730)
Net cash (used for)/provided by investing activities	$(5,970)	$(50,393)	(276,050)	$56,362	$(276,050)
Financing activities
Repayment of capital lease obligations	—	—	(2,395)	—	(2,395)
Payment of debt issuance costs	—	—	(4,293)	—	(4,293)
Proceeds from long-term debt	100,000	—	29,186	—	129,186
Repayment of long-term debt	(2,450)	—	(163,736)	—	(166,186)
Proceeds from short-term borrowings	100,000	—	150,000	—	250,000
Repayment of Short-term borrowings	—	—	(125,000)	—	(125,000)
Proceeds from intercompany loans	172,047	308,500	334,320	(814,867)	—
Repayment of intercompany loans	(81,479)	(56,500)	(107,792)	245,771	—
Proceeds from issuance of common shares under stock-based compensation plans	—	14,034	—	—	14,034
Proceeds from issuance of common shares	—	—	113,954	(113,954)	—
Payment for net settlement of stock-based awards	—	(15,919)	—	—	(15,919)
Payment of earn-out/deferred consideration	(1,797)	—	(1,559)	—	(3,356)
Dividend paid	—	(57,102)	(16,224)	16,224	(57,102)
Payment for stock repurchased and retired	—	(154,058)	—	—	(154,058)
Payment for expenses related to stock repurchase	—	(98)	—	—	(98)
Payment for redemption of debentures/(proceeds) from issuance of bonds, intercompany	—	—	(41,366)	41,366	—
Net cash (used for)/provided by financing activities	$286,321	$38,857	$165,095	$(625,460)	$(135,187)
Effect of exchange rate changes	(5,172)	—	(59,174)	—	(64,346)
Net increase (decrease) in cash and cash equivalents	13,462	369	(85,557)	—	(71,726)
Cash and cash equivalents at the beginning of the period	4,507	2,136	497,825	—	504,468
Cash and cash equivalents at the end of the period	$12,797	$2,505	$353,094	$—	$368,396

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

Condensed Consolidating Cash Flow

	Year ended December 31, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for)/provided by operating activities	$(315,877)	$(8,345)	$511,847	$171,453	$359,078
Investing activities
Purchase of property, plant and equipment	—	—	(57,231)	—	(57,231)
Payment for acquired/internally generated intangible assets (including intangibles under development)	—	—	(16,441)	—	(16,441)
Proceeds from sale of property, plant and equipment	—	—	1,738	—	1,738
Investment in equity affiliates	(523)	—	27	—	(496)
Investment in subsidiaries	(3,638)	—	51,127	(47,489)	—
Payment for business acquisitions, net of cash acquired	—	—	(284,822)	—	(284,822)
Proceeds from divestiture of business, net of cash divested	—	—	(4,738)	—	(4,738)
Net cash (used for)/provided by investing activities	$(4,161)	$—	$(310,340)	$(47,489)	$(361,990)
Financing activities
Repayment of capital lease obligations	—	—	(2,708)	—	(2,708)
Payment of debt issuance costs	(2,630)	—	—	—	(2,630)
Proceeds from long-term debt	350,000	—	—	—	350,000
Repayment of long-term debt	—	—	(40,000)	—	(40,000)
Proceeds from short-term borrowings	—	—	295,000	—	295,000
Repayment of short-term borrowings	—	—	(285,000)	—	(285,000)
Proceeds from intercompany loans	—	263,886	—	(263,886)	—
Repayment of intercompany loans	(35,000)	—	(80,328)	115,328	—
Proceeds from issuance of common shares under stock-based compensation plans	—	15,528	—	—	15,528
Payment for net settlement of stock-based awards	—	(10,296)	—	—	(10,296)
Payment of earn-out/deferred consideration	—	—	(6,219)	—	(6,219)
Dividend paid	—	(46,686)	—	—	(46,686)
Payment for stock repurchased and retired	—	(219,784)	—	—	(219,784)
Payment for expenses related to stock repurchase	—	(16)	—	—	(16)
Change in amounts due from/ due to consolidated affiliates	—	—	(24,594)	24,594	—
Excess tax benefit on stock-based compensation	—	—	—	—	—
Net cash (used for)/provided by financing activities	$312,370	$2,632	$(143,849)	$(123,964)	$47,189
Effect of exchange rate changes	960	—	36,608	—	37,568
Net increase (decrease) in cash and cash equivalents	(7,668)	(5,713)	57,658	—	44,277
Cash and cash equivalents at the beginning of the period	11,215	7,849	403,559	—	422,623
Cash and cash equivalents at the end of the period	$4,507	$2,136	$497,825	$—	$504,468

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

Condensed Consolidating Cash Flow

	Year ended December 31, 2016
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for)/provided by operating activities	$(42,212)	$25,592	$(66,519)	$428,911	$345,772
Investing activities
Purchase of property, plant and equipment	(625)	—	(81,301)	—	(81,926)
Payment for acquired/internally generated intangible assets (including intangibles under development)	—	—	(6,846)	—	(6,846)
Proceeds from sale of property, plant and equipment	—	—	547	—	547
Investment in equity affiliates	(5,884)	—	(3,736)	—	(9,620)
Investment in subsidiaries	(53,619)	—	(8,101)	61,720	—
Payment for business acquisitions, net of cash acquired	—	—	(45,162)	—	(45,162)
Proceeds from divestiture of business, net of cash divested	—	—	17,242	—	17,242
Net cash (used for)/provided by investing activities	$(60,128)	$—	$(127,357)	$61,720	$(125,765)
Financing activities
Repayment of capital lease obligations	—	—	(1,793)	—	(1,793)
Repayment of long-term debt	—	—	(40,000)	—	(40,000)
Proceeds from short-term borrowings	—	—	200,000	—	200,000
Repayment of short-term borrowings	—	—	(61,500)	—	(61,500)
Proceeds from intercompany loans	73,000	303,000	50,445	(426,445)	—
Repayment of intercompany loans	—	—	—	—	—
Proceeds from issuance of common shares under stock-based compensation plans	—	18,228	—	—	18,228
Proceeds from issuance of common shares	40,000	—	—	(40,000)	—
Payment for net settlement of stock-based awards	—	(769)	—	—	(769)
Payment of earn-out/deferred consideration	—	—	(1,485)	—	(1,485)
Payment for stock purchased and retired	—	(345,200)	24,186	(24,186)	(345,200)
Payment for expenses related to stock purchase	—	(279)	—	—	(279)
Net cash (used for)/provided by financing activities	$113,000	$(25,020)	$169,853	$(490,631)	$(232,798)
Effect of exchange rate changes	(361)	—	(15,132)	—	(15,493)
Net increase (decrease) in cash and cash equivalents	10,660	572	(24,023)	—	(12,791)
Cash and cash equivalents at the beginning of the period	916	7,277	442,714	—	450,907
Cash and cash equivalents at the end of the period	$11,215	$7,849	$403,559	$—	$422,623

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
President and Chief Executive Officer

Date: March 1, 2019

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints each of Heather D. White and Thomas D. Scholtes, as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorneys-in-fact and agents, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ N.V. Tyagarajan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
N.V. Tyagarajan

/s/ Edward J. Fitzpatrick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
Edward J. Fitzpatrick

/s/ Robert G. Scott	Director	March 1, 2019
Robert G. Scott

/s/ Ajay Agrawal	Director	March 1, 2019
Ajay Agrawal

/s/ Amit Chandra	Director	March 1, 2019
Amit Chandra

/s/ Laura Conigliaro	Director	March 1, 2019
Laura Conigliaro

/s/ David Humphrey	Director	March 1, 2019
David Humphrey

/s/ Carol Lindstrom	Director	March 1, 2019
Carol Lindstrom

/s/ James C. Madden	Director	March 1, 2019
James C. Madden

/s/ Alex Mandl	Director	March 1, 2019
Alex Mandl

/s/ CeCelia Morken	Director	March 1, 2019
CeCelia Morken

/s/ Mark Nunnelly	Director	March 1, 2019
Mark Nunnelly

/s/ Mark Verdi	Director	March 1, 2019
Mark Verdi