Form 10-Q
period 2019-03-31
Genpact LTD
filed 2019-05-10
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2019

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

(441) 294-8000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value $0.01 per share	G	New York Stock Exchange

As of May 2, 2019, there were 189,973,506 common shares, par value $0.01 per share, of the registrant issued and outstanding.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2018	As of March 31, 2019
Assets
Current assets
Cash and cash equivalents	4	$368,396	$325,377
Accounts receivable, net	5	774,184	838,992
Prepaid expenses and other current assets	8	212,477	230,175
Total current assets		$1,355,057	$1,394,544

Property, plant and equipment, net	9	212,715	206,820
Operating lease right-of-use assets		—	266,947
Deferred tax assets	24	74,566	78,607
Investment in equity affiliates	25	836	852
Intangible assets, net	10	177,087	173,472
Goodwill	10	1,393,832	1,400,212
Contract cost assets	19	160,193	180,803
Other assets		155,159	202,557
Total assets		$3,529,445	$3,904,814

Liabilities and equity
Current liabilities
Short-term borrowings	11	$295,000	$320,000
Current portion of long-term debt	12	33,483	34,016
Accounts payable		42,584	29,494
Income taxes payable	24	33,895	49,929
Accrued expenses and other current liabilities	13	571,350	536,048
Operating leases liability		-	42,294
Total current liabilities		$976,312	$1,011,781

Long-term debt, less current portion	12	975,645	966,873
Operating leases liability		-	251,712
Deferred tax liabilities	24	8,080	8,409
Other liabilities	14	165,226	170,870
Total liabilities		$2,125,263	$2,409,645

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 189,346,101 and 189,659,709 issued and outstanding as of December 31, 2018 and March 31, 2019, respectively		1,888	1,891
Additional paid-in capital		1,471,301	1,493,706
Retained earnings		438,453	483,175
Accumulated other comprehensive income (loss)		(507,460)	(483,603)
Total equity		$1,404,182	$1,495,169
Commitments and contingencies	27
Total liabilities and equity		$3,529,445	$3,904,814

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2018	2019
Net revenues	19,25	$688,912	$809,206
Cost of revenue	20, 25	444,324	519,137
Gross profit		$244,588	$290,069
Operating expenses:
Selling, general and administrative expenses	21,25	171,109	191,402
Amortization of acquired intangible assets	10	9,936	8,509
Other operating (income) expense, net	22	(218)	86
Income from operations		$63,761	$90,072
Foreign exchange gains (losses), net		4,798	(3,432)
Interest income (expense), net	23	(8,100)	(11,123)
Other income (expense), net	26	15,550	3,803
Income before equity-method investment activity, net and income tax expense		$76,009	$79,320
Equity-method investment activity, net		-	4
Income before income tax expense		$76,009	$79,324
Income tax expense	24	12,075	18,483
Net income		$63,934	$60,841
Net loss attributable to redeemable non-controlling interest		761	-
Net income attributable to Genpact Limited shareholders		$64,695	$60,841
Net income available to Genpact Limited common shareholders		$64,695	$60,841
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.34	$0.32
Diluted		$0.33	$0.31
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders	18
Basic		192,816,626	189,451,845
Diluted		196,288,569	193,394,208

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended March 31,
	2018		2019
	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders
Net income (loss)	$64,695	$(761)	$60,841
Other comprehensive income:
Currency translation adjustments	(9,335)	(424)	10,491
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(18,932)	—	13,156
Retirement benefits, net of taxes	513	—	210
Other comprehensive income (loss)	(27,754)	(424)	23,857
Comprehensive income (loss)	$36,941	$(1,185)	$84,698

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2018	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750
Adoption of ASU 2014-09	—	—	—	17,924	—	17,924	—
Adjusted balance as of January 1, 2018	192,825,207	1,924	1,421,368	373,906	(355,230)	1,441,968	4,750
Adoption of ASU 2018-02 (Note 7)	—	—	—	(2,265)	2,265	—	—
Issuance of common shares on exercise of options (Note 16)	161,837	2	2,549	—	-	2,551	-
Issuance of common shares under the employee stock purchase plan (Note 16)	58,476	1	1,650	—	—	1,651	—
Net settlement on vesting of restricted share units (Note 16)	55,631	1	(1)	—	—	-	—
Net settlement on vesting of performance units (Note 16)	691,958	7	(13,291)	—	—	(13,284)	—
Stock repurchased and retired (Note 17)	(3,179,974)	(32)	4,000	(99,952)	—	(95,984)	—
Expenses related to stock repurchase (Note 17)	—	—	—	(60)	—	(60)	—
Stock-based compensation expense (Note 16)	—	—	7,787	—	—	7,787	-
Acquisition of redeemable non- controlling interest	—	—	(1,165)	—	—	(1,165)	(3,565)
Comprehensive income (loss):
Net income (loss)	—	—	—	64,695	—	64,695	(761)
Other comprehensive income (loss)	—	—	—	—	(27,754)	(27,754)	(424)
Dividend ($0.075 per common share, Note 17)	—	—	—	(14,408)	—	(14,408)	—
Balance as of March 31, 2018	190,613,135	$1,903	$1,422,897	$321,916	$(380,719)	$1,365,997	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

(In thousands, except share count)

	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2019	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182
Issuance of common shares on exercise of options (Note 16)	135,535	1	2,658	—	—	2,659
Issuance of common shares under the employee stock purchase plan (Note 16)	64,869	1	1,939	—	—	1,940
Net settlement on vesting of restricted share units (Note 16)	113,204	1	(653)	—	—	(652)
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—
Stock repurchased and retired (Note 17)	—	—	—	—	—	—
Expenses related to stock repurchase (Note 17)	—	—	—	—	—	—
Stock-based compensation expense (Note 16)	—	—	18,461	—	—	18,461
Comprehensive income (loss):
Net income (loss)	—	—	—	60,841	—	60,841
Other comprehensive income (loss)	—	—	—	—	23,857	23,857
Dividend ($0.085 per common share, Note 17)	—	—	—	(16,119)	—	(16,119)
Balance as of March 31, 2019	189,659,709	$1,891	$1,493,706	$483,175	$(483,603)	$1,495,169

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2018	2019
Operating activities
Net income attributable to Genpact Limited shareholders	$64,695	$60,841
Net loss attributable to redeemable non-controlling interest	(761)	—
Net income	$63,934	$60,841
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	15,836	21,919
Amortization of debt issuance costs (including loss on extinguishment of debt)	488	443
Amortization of acquired intangible assets	9,936	8,509
Reserve for doubtful receivables	(103)	2,026
Unrealized loss (gain) on revaluation of foreign currency asset/liability	(8,525)	257
Equity-method investment activity, net	—	(4)
Stock-based compensation expense	7,787	18,461
Deferred income taxes	(4,625)	(5,522)
Others, net	(28)	(504)
Change in operating assets and liabilities:
Increase in accounts receivable	(6,025)	(64,763)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(37,008)	(36,220)
Decrease in accounts payable	(1,224)	(12,189)
Decrease in accrued expenses, other current liabilities, operating lease liabilities and other liabilities	(77,734)	(12,087)
Increase in income taxes payable	9,969	13,417
Net cash used for operating activities	$(27,322)	$(5,416)
Investing activities
Purchase of property, plant and equipment	(18,706)	(14,072)
Payment for internally generated intangible assets (including intangibles under development)	(4,365)	(7,914)
Proceeds from sale of property, plant and equipment	144	1,478
Payment for business acquisitions, net of cash acquired	—	(6,305)
Payment for purchase of redeemable non-controlling interest	(4,730)	—
Net cash used for investing activities	$(27,657)	$(26,813)
Financing activities
Repayment of capital/finance lease obligations	(537)	(1,780)
Repayment of long-term debt	(10,000)	(8,500)
Proceeds from short-term borrowings	105,000	50,000
Repayment of short-term borrowings	—	(25,000)
Proceeds from issuance of common shares under stock-based compensation plans	4,202	4,599
Payment for net settlement of stock-based awards	(13,284)	(652)
Payment of earn-out/deferred consideration	(1,476)	(8,400)
Dividend paid	(14,408)	(16,119)
Payment for stock repurchased and retired	(95,984)	—
Payment for expenses related to stock repurchase	(60)	—
Net cash used for financing activities	$(26,547)	$(5,852)
Effect of exchange rate changes	1,284	(4,938)
Net increase (decrease) in cash and cash equivalents	(81,526)	(38,081)
Cash and cash equivalents at the beginning of the period	504,468	368,396
Cash and cash equivalents at the end of the period	$424,226	$325,377
Supplementary information
Cash paid during the period for interest	$13,194	$8,486
Cash paid during the period for income taxes	$24,157	19,286
Property, plant and equipment acquired under capital lease obligations	$297	$-

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

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles and goodwill, revenue recognition, reserves for doubtful receivables, valuation allowances for deferred tax assets, valuations of derivative financial instruments, the measurement of lease liabilities and right-of-use (ROU) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, income tax uncertainties and other contingencies.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. GE accounted for 11% and 14% of receivables as of December 31, 2018 and March 31, 2019, respectively. GE accounted for 8% and 13% of total revenue for the three month periods ended March 31, 2018 and 2019, respectively.

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

(f) Revenue Recognition

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

Certain contracts may include offerings such as sale of licenses, which may be perpetual or subscription-based. Revenue from distinct perpetual licenses is recognized upfront at the point in time when the software is made available to the client. Revenue from distinct subscription based licenses is recognized at the point in time it is transferred to the client. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.

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

Timing of revenue recognition may differ from the timing of invoicing. If a payment is received in respect of services prior to the delivery of services, the payment is recognized as an advance from a client and classified as a contract liability. Contract assets and contract liabilities relating to the same client contract are offset against each other and presented on a net basis in the consolidated financial statements.

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

(g) Changes in accounting policies

Except as described below, the Company has applied accounting policies consistently to all periods presented in these consolidated financial statements. The Company adopted Accounting Standards Codification Topic 842, Leases (“Topic 842”), effective January 1, 2019. The Company applied Topic 842 using the modified retrospective adoption approach, which involves recognizing new right-of-use (“ROU”) assets and lease liabilities in its statement of financial position for various operating leases. Therefore, comparative information has not been adjusted and continues to be reported under ASC Topic 840.

As a result of the Company’s adoption of this new standard, all leases are classified as either operating leases or finance leases and are recorded on the balance sheet. The accounting for finance leases (capital leases under ASC 840) is substantially unchanged. The Company has elected the “package of practical expedients,” which allows the Company not to reassess, under the new standard, its prior conclusions about lease identification, lease classification and initial direct costs. The Company has also elected the practical expedients to not separate lease and non-lease components for all of its leases and to use the recognition exemptions for lease contracts that, at the commencement date, have a lease term of 12 months or less and do not contain a purchase option (“short-term leases”). As of January 1, 2019, the date of the Company’s initial application of ASC 842, the Company recognized its lease liabilities measured as the present value of lease payments not yet paid, discounted using the discount rate for the lease as of the date of initial application. The right-of-use asset for each existing lease as of the date of initial application includes an initial measurement of the lease liability adjusted for any lease payments made to the lessor at or before the date of initial application, accrued lease payments and any lease incentives received or any initial direct costs incurred by the Company as of the date of initial application. As a result of adoption of the ASC 842, the Company recognized additional lease liabilities of $328,978, and ROU assets of $309,687.

Leases (effective January 1, 2019)

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) whether the Company has the right to direct the use of the asset. At the inception of a lease, the consideration in the contract is allocated to each lease component based on its relative standalone price to determine the lease payments. Leases entered into prior to January 1, 2019 have been accounted for under ASC 840 and were not reassessed.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of the above criteria.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The lease liability represents the present value of the lease payments under the lease. Lease liabilities are initially measured at the present value of the lease payments not yet paid, discounted using the discount rate for the lease at lease commencement. The lease liabilities are subsequently measured on an amortized cost basis. The lease liability is adjusted to reflect interest on the liability and the lease payments made during the period. Interest on the lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The ROU asset represents the right to use the leased asset for the lease term. The ROU asset for each lease initially includes the amount of the initial measurement of the lease liability adjusted for any lease payments made to the lessor at or before the commencement date, accrued lease liabilities and any lease incentives received or any initial direct costs incurred by the Company.

The ROU asset of finance leases is subsequently measured at cost, less accumulated amortization and any accumulated impairment losses. The ROU asset of operating leases is subsequently measured from the carrying amount of the lease liability at the end of each reporting period, and is therefore equal to the carrying amount of lease liabilities adjusted for (1) unamortized initial direct costs, (2) prepaid/(accrued) lease payments and (3) the unamortized balance of lease incentives received.

Leases with a lease term of 12 months or less from the commencement date that do not contain a purchase option are recognized as an expense on a straight-line basis over the lease term.

Significant judgements

The Company determines the lease term as the non-cancellable term of the lease, together with any periods covered by an option to extend the lease if it is reasonably certain to be exercised, or any periods covered by an option to terminate the lease, if it is reasonably certain not to be exercised.

Under certain of its leases, the Company has a renewal and termination option to lease assets for additional terms between one and five years. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew or terminate the lease. The Company considers all relevant factors that create an economic incentive for it to exercise the renewal or termination option. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within the Company’s control and affects its ability to exercise (or not to exercise) the option to renew or terminate.

The company has applied an incremental borrowing rate for the purpose of computing lease liabilities based on the rate prevailing in different geographies. Upon the Company’s adoption of ASC 842, the Company applied an incremental borrowing rate to leases existing as of January 1, 2019, the date of initial application.

Impact on consolidated financial statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The following tables summarize the impact of the Company’s adoption of Topic 842 on its consolidated financial statements as of January 1, 2019.

	As reported December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance as of January 1, 2019
Prepaid expenses and other current assets	212,477	(3,529)[1]	208,948
Operating lease right-of-use assets	-	273,732	273,732
Other assets: finance lease right-of-use assets	-	35,955[6]	35,955
Other assets	155,159	(5,126)[3]	150,033
Property, plant and equipment, net	212,715	(2,343)[2]	210,372

Accrued expenses and other current liabilities	571,350	(1,123)[4]	570,227
Operating leases liability (current)	-	42,200	42,200
Operating leases liability (non-current)	-	258,378	258,378
Other liabilities	165,226	(767)[5]	164,459

1.	Includes prepaid rent amounting to $3,160 and leasehold land amounting to $369, which have been reclassified to operating lease right-of-use assets and finance lease right-of-use assets, respectively.
2.	Represents vehicles recognized as capital leases under ASC 840 and reclassified as a finance lease right-of-use asset.
3.	Includes prepaid rent amounting to $284 and leasehold land amounting to $4,842, which have been reclassified to operating lease right-of-use assets and finance lease right-of-use assets, respectively.
4.

Includes accrued lease liabilities of $4,562 adjusted with operating lease right-of-use assets offset by additional current portion of finance lease liabilities of $3,439 recognized upon the adoption of ASC 842.

5.	Includes accrued lease liabilities of $25,728 adjusted with operating lease right-of-use assets offset by additional finance lease liabilities of $24,961 recognized upon the adoption of ASC 842.
6.	The balance is included in “other assets” in the consolidated balance sheet.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Summary of significant accounting policies (Continued)

(h) Recently issued accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for their impact on the Company’s consolidated financial statements.

The Company has adopted the following recently released accounting standards:

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018 using the modified retrospective method and the revenue recognition significant accounting policy is outlined in section (f) above.

The Company adopted ASC Topic 842, Leases, with a date of initial application of January 1, 2019 using the modified retrospective approach. The cumulative impact of the adoption of this standard has been described in section (g) above.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvement. The new standard contains several amendments to clarify the codification more generally and/or to correct unintended application of guidance. The changes in the new standard eliminate the requirement for transition disclosures related to Topic 250-10-50-3. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early application is permitted. In the quarter ended March 31, 2019, the Company adopted ASU 2019-01 effective January 1, 2019 and no prior periods have been adjusted.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The amendment expands an entity’s ability to hedge accounting to non-financial and financial risk components and requires changes in the fair value of hedging instruments to be presented in the same income statement line as a hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. The ASU must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. The ASU is effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. On January 1, 2019, the Company assessed the impact of this ASU and concluded that it does not have any impact on its consolidated results of operations, cash flows, financial position and disclosures.

In addition, the following recently released accounting standards have not yet been adopted by the Company.

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

(i) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period. The impact of such reclassifications on the consolidated financial statements is not material.

3. Business acquisitions

A. Certain acquisitions

(a) riskCanvas Holdings, LLC

On January 7, 2019, the Company acquired 100% of outstanding equity interests in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5,747. This amount includes cash consideration of $5,700, net of adjustment for working capital. No portion of the total consideration, payable in cash, was unpaid as of March 31, 2019. This acquisition expands the Company’s services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances its consulting capabilities for clients in the financial services industry.

In connection with this acquisition, the Company recorded $1,700 in customer-related intangibles, $1,400 in software-related intangibles and $100 in restrictive covenants. Goodwill arising from the acquisition amounted to $2,547, which has been allocated to the Company’s India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $967 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $660 and assumed certain liabilities amounting to $707. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b) Barkawi Management Consultants GmbH & Co. KG and certain related entities

On August 30, 2018, the Company acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria (collectively referred to as “Barkawi”) for total purchase consideration of $101,307. This amount includes cash consideration of $95,625, net of cash acquired of $5,682. The total purchase consideration paid by the Company was $100,969, resulting in a payable of $338, which is outstanding as of March 31, 2019. The Company is evaluating adjustments related to certain tax positions, which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition enhances the Company’s supply chain management consulting capabilities.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

In connection with the acquisition of Barkawi, the Company recorded $10,200 in customer-related intangibles and $1,800 in marketing-related intangibles, which have a weighted average amortization period of three years. Goodwill arising from the acquisition amounted to $81,250, which has been allocated to the Company’s India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the consulting expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

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

(c) Commonwealth Informatics Inc.

On July 3, 2018, the Company acquired 100% of the outstanding equity interest in Commonwealth Informatics Inc. (“Commonwealth”), a Massachusetts corporation, for preliminary purchase consideration of $17,938. This amount includes cash consideration of $16,123, net of cash acquired of $1,477, and preliminary adjustments for working capital and indebtedness. As of March 31, 2019, the total consideration paid by the Company to the sellers was $17,333, resulting in a payable of $605. During the three months ended March 31, 2019, the Company recorded certain measurement period adjustments. The Company is evaluating certain tax positions, which, when determined, may result in the recognition of additional assets and liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition enhances the Company’s signal management and pharmacovigilance capabilities for clients in the life sciences industry.

In connection with the acquisition of Commonwealth, the Company recorded $2,200 in customer-related intangibles and $2,600 in technology-related intangible assets, which have a weighted average amortization period of four years.

Goodwill arising from the acquisition amounted to $11,587, which has been allocated to the Company’s India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

	As of December 31,	As of March 31,
	2018	2019
Cash and other bank balances	368,396	325,377
Total	$368,396	$325,377

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31, 2018	Three months ended March 31, 2019
Opening balance as of January 1	$23,660	$23,960
Additions charged/reversal released to cost and expense	1,857	2,026
Deductions/effect of exchange rate fluctuations	(1,557)	(85)
Closing balance	$23,960	$25,901

Accounts receivable were $798,144 and $864,893, and reserves for doubtful receivables were $23,960 and $25,901, resulting in net accounts receivable balances of $774,184 and $838,992 as of December 31, 2018 and March 31, 2019, respectively. In addition, accounts receivable due after one year amounting to $4,099 and $3,496 as of December 31, 2018 and March 31, 2019, respectively, are included under other assets in the consolidated balance sheets.

Accounts receivable from related parties were $99 and $106 as of December 31, 2018 and March 31, 2019, respectively.  There are no doubtful receivables in amounts due from related parties.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2018 and March 31, 2019:

	As of December 31, 2018
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$44,099	$—	$44,099	$—
Deferred compensation plan assets (a, e)	$1,613	$—	$—	$1,613
Total	$45,712	$—	$44,099	$1,613
Liabilities
Earn-out consideration (Note b, d)	$17,073	$—	$—	$17,073
Derivative instruments (Note b, c)	$35,245	$—	$35,245	$—
Deferred compensation plan liability (b, f)	$1,582	$—	$—	$1,582
Total	$53,900	$—	$35,245	$18,655

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

	As of March 31, 2019
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$43,863	$—	$43,863	$—
Deferred compensation plan assets (a, e)	8,066	—	—	8,066
Total	$51,929	$—	$43,863	$8,066
Liabilities
Earn-out consideration (Note b, d)	$7,476	$—	$—	$7,476
Derivative instruments (Note b, c)	23,631	—	23,631	—
Deferred compensation plan liability (b, f)	7,935	—	—	7,935
Total	$39,042	$—	$23,631	$15,411

(a)	Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.
(b)	Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
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

(e)

Deferred compensation plan assets consist of life insurance policies held under a Rabbi Trust. Assets held in the Rabbi Trust are valued based on the cash surrender value of the insurance contract, which is determined based on the fair value of the underlying assets included in the insurance portfolio and are therefore classified within level 3 of the fair value hierarchy.

(f)

The fair value of the deferred compensation plan liability is derived based on the fair value of the underlying assets in the insurance policies and is therefore classified within level 3 of the fair value hierarchy.

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2018 and 2019:

	Three months ended
	March 31,
	2018	2019
Opening balance	$24,732	$17,073
Earn-out consideration payable in connection with acquisitions	—	—
Payments made on earn-out consideration	(1,476)	(10,000)
Change in fair value of earn-out consideration (Note a)	17	-
Others (Note b)	627	403
Ending balance	$23,900	$7,476

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

(a)	Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.
(b)

“Others” is comprised of interest expense included in “interest income (expense), net” and the impact of changes in foreign exchange reported in “foreign exchange gains (losses), net” in the consolidated statements of income. This also includes a cumulative translation adjustment reported as a component of “other comprehensive income (loss).”

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for three months ended March 31, 2018 and 2019:

	Three months ended March 31,
	2018	2019
Opening balance	$—	$1,613
Redemptions	—	—
Additions	—	6,165
Change in fair value of deferred compensation plan assets (note a)	—	288
Closing balance	$—	$8,066

(a)	Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2018 and 2019:

	Three months ended March 31,
	2018	2019
Opening balance	$—	$1,582
Redemptions	—	—
Additions	—	6,165
Change in fair value of deferred compensation plan liabilities (note a)	—	188
Closing balance	$—	$7,935

(a)	Changes in the fair value of deferred compensation liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows and interest rates. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 57 months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,439,000	$1,271,000	$(3,643)	$8,697
United States Dollars (sell) Mexican Peso (buy)	-	9,000	-	213
United States Dollars (sell) Philippines Peso (buy)	55,800	42,750	(1,510)	(1,028)
Euro (sell) United States Dollars (buy)	136,412	127,477	4,804	6,961
Pound Sterling (buy) United States Dollars (sell)	128	-	(128)	-
Euro (sell) Romanian Leu (buy)	41,198	30,316	(299)	(665)
Japanese Yen (sell) Chinese Renminbi (buy)	40,568	34,469	(2,195)	(782)
Pound Sterling (sell) United States Dollars (buy)	27,517	22,919	495	(79)
Australian Dollars (sell) United States Dollars (buy)	89,780	83,317	3,548	2,731
Interest rate swaps (floating to fixed)	507,425	499,969	7,782	4,184
			8,854	20,232

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019
Assets
Prepaid expenses and other current assets	$23,038	$25,136	$11,490	$7,469
Other assets	$9,571	$11,258	$—	$—
Liabilities
Accrued expenses and other current liabilities	$15,148	$9,444	$225	$35
Other liabilities	$19,872	$14,152	$—	$—

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

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended March 31,
	2018			2019
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$50,529	$(14,436)	$36,093	$(2,411)	$(5,524)	$(7,935)
Adoption of ASU 2018-02	—	2,265	2,265	—	—	—
Adjusted opening balance	$50,529	$(12,171)	$38,358	$(2,411)	$(5,524)	$(7,935)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	8,279	(1,616)	6,663	3,193	(1,571)	1,622
Changes in fair value of effective portion of outstanding derivatives, net	(15,893)	3,625	(12,269)	18,402	(3,624)	14,778
Gain (loss) on cash flow hedging derivatives, net	(24,172)	5,240	(18,932)	15,209	(2,053)	13,156
Closing balance	$26,357	$(6,931)	$19,426	$12,798	$(7,577)	$5,221

The Company’s gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)			Amount of Gain (Loss) reclassified
	recognized in OCI on		Location of Gain (Loss)	from OCI into Statement of Income
Derivatives in	Derivatives (Effective Portion)		reclassified	(Effective Portion)
Cash Flow	Three months ended		from OCI into	Three months ended
Hedging	March 31,		Statement of Income	March 31,
Relationships	2018	2019	(Effective Portion)	2018	2019
Forward foreign exchange contracts	$(18,679)	$20,583	Revenue	$(1,474)	$973
Interest rate swaps	2,786	(2,181)	Cost of revenue	7,270	644
			Selling, general and administrative expenses	1,934	160
			Interest expense	549	1,416
	$(15,893)	$18,402		$8,279	$3,193

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

There were no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three months ended March 31, 2018 and 2019, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2018	2019
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(4,288)	$3,660
		$(4,288)	$3,660

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

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of March 31,
	2018	2019
Advance income and non-income taxes	$58,701	$69,230
Contract asset (Note 19)	22,472	25,618
Prepaid expenses	25,996	27,452
Derivative instruments	34,528	32,605
Employee advances	3,772	3,499
Deposits	2,758	3,275
Advances to suppliers	1,998	2,409
Others	62,252	66,087
	$212,477	$230,175

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31,	As of March 31,
	2018	2019
Property, plant and equipment, gross	$660,754	$657,935
Less: Accumulated depreciation and amortization	(448,039)	(451,115)
Property, plant and equipment, net	$212,715	$206,820

Depreciation expense on property, plant and equipment for the three months ended March 31, 2018 and 2019 was $12,275 and $13,416, respectively.   Computer software amortization for the three months ended March 31, 2018 and 2019 amounted to $2,812 and $2,968, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(340) and $(33) for the three months ended March 31, 2018 and 2019.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2018 and three months ended March 31, 2019:

	As of December 31,	As of March 31,
	2018	2019
Opening balance	$1,337,122	$1,393,832
Goodwill relating to acquisitions consummated during the period	91,936	2,547
Impact of measurement period adjustments	816	334
Effect of exchange rate fluctuations	(36,042)	3,499
Closing balance	$1,393,832	$1,400,212

The total amount of goodwill deductible for tax purposes was $187,546 and $188,200 as of December 31, 2018 and March 31, 2019, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2018			As of March 31,2019
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$368,558	$306,582	$61,976	$371,173	$313,520	$57,653
Marketing-related intangible assets	54,714	46,591	8,123	54,965	47,788	7,177
Technology-related intangible assets	76,790	33,976	42,814	127,650	37,263	90,387
Other intangible assets	1,204	1,077	127	1,212	1,085	127
Intangible assets under development	64,047	-	64,047	18,128	-	18,128
	565,313	388,226	$177,087	$573,128	$399,656	$173,472

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

Amortization expenses for intangible assets acquired as a part of business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2018 and 2019 were $9,936 and $8,509, respectively.

Amortization expenses for technology-related, internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended March 31, 2018 and 2019 were $400 and $3,645, respectively.

Amortization expenses for the technology-related, internally-developed and other intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(9) and $(7) for the three months ended March 31, 2018 and 2019, respectively.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2018 and March 31, 2019, the limits available were $14,281 and $14,375, respectively, of which $7,389 and $6,917 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000 which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in note 12.  Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2018 and March 31, 2019. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2018 and March 31, 2019.  As of December 31, 2018 and March 31, 2019, a total of $297,098 and $322,098, respectively, was utilized, of which $295,000 and $320,000, respectively, constituted funded drawdown and $2,098 and $2,098, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the three months ended March 31, 2019, the Company was in compliance with the financial covenants of the credit agreement.

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

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the three months ended March 31, 2019, the Company was in compliance with the financial covenants.

As of December 31, 2018 and March 31, 2019, the amount outstanding under the term loan, net of debt amortization expense of $2,158 and $2,028, was $660,841 and $652,472, respectively. As of December 31, 2018 and March 31, 2019, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum and 1.375% per annum, respectively. Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of March 31, 2019 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of March 31, 2019, net of debt amortization expense, is as follows:

Year ended	Amount
2019	25,114
2020	33,509
2021	33,537
2022	33,564
2023	526,748
Total	$652,472

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt (Continued)

In March 2017, Genpact Luxembourg S.à.r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519, net of an underwriting fee of $1,481. The issuance was fully guaranteed by the Company. In connection with the offering, the Company incurred other debt issuance costs of $1,161. The total debt issuance cost of $2,642 is being amortized over the life of the notes as additional interest expense. As of December 31, 2018 and March 31, 2019, the amount outstanding under the notes, net of debt amortization expense of $1,713 and $1,583, was $348,287 and $348,417, respectively, which is payable on April 1, 2022. The Issuer will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option, may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets, and during the three months ended March 31, 2019, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%. In connection with the 3.70% senior notes private offering, the Issuer and the Company entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which the Issuer and the Company agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended.

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of March 31,
	2018	2019
Accrued expenses	$179,843	$186,599
Accrued employee cost	210,251	151,101
Earn-out consideration	16,875	7,272
Statutory liabilities	42,728	61,839
Retirement benefits	22,921	25,122
Derivative instruments	15,373	9,479
Contract liabilities (Note 19)	64,744	65,619
Other liabilities	16,807	22,276
Capital lease obligations	1,808	-
Finance lease liability	-	6,741
	$571,350	$536,048

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of March 31,
	2018	2019
Accrued employee cost	$6,341	$7,186
Earn-out consideration	198	204
Retirement benefits	50,370	51,968
Derivative instruments	19,872	14,152
Contract liabilities (Note 19)	53,796	57,566
Others	32,935	14,837
Capital lease obligations	1,714	-
Finance lease liability	-	24,957
	$165,226	$170,870

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

Net defined benefit plan costs for the three months ended March 31, 2018 and 2019 include the following components:

	Three months ended March 31,
	2018	2019
Service costs	$1,995	$1,973
Interest costs	995	1,072
Amortization of actuarial loss	320	317
Expected return on plan assets	(736)	(633)
Net defined benefit plan costs	$2,574	$2,729

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Defined contribution plans

During the three months ended March 31, 2018 and 2019, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2018	2019
India	$5,944	$6,565
U.S.	4,599	5,207
U.K.	2,137	2,423
China	4,394	4,773
Other regions	1,160	1,069
Total	$18,234	$20,037

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

The Plan also provides an option for participants to elect to receive deferred compensation and earnings thereon on either fixed date(s) no earlier than two years following the applicable Plan year (or end of the applicable performance period for performance-based bonus compensation) or following a separation from service, in each case either in a lump sum or in annual installments over a term of up to 15 years.  Each Plan participant’s compensation deferrals are credited or debited with notional investment gains and losses equal to the performance of selected hypothetical investment funds offered under the Plan and elected by the participant.

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

The liability for the deferred compensation plan was $1,582 and $7,935 as of December 31, 2018 and March 31, 2019, respectively, and is included in “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $1,613 and $8,066 as of December 31, 2018 and March 31, 2019, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the three months ended March 31, 2018 and 2019, the change in the fair value of Plan assets was $0 and $288, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended March 31, 2018 and 2019, the change in the fair value of deferred compensation liabilities was $0 and $(188), respectively, which is included in “selling, general and administrative expenses.”

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

On May 9, 2017, the Company’s shareholders approved the adoption of the 2017 Omnibus Plan, pursuant to which 15,000,000 Company common shares are available for issuance. No grants may be made under the 2007 Omnibus Plan after the date of adoption of the 2017 Omnibus Plan.  Grants that were outstanding under the 2007 Omnibus Plan as of the date of Company’s adoption of the 2017 Omnibus Plan remain subject to the terms of the 2007 Omnibus Plan.

Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2018 and March 31, 2019 were $7,597 and $18,231, respectively.  These costs have been allocated to “cost of revenue” and “selling, general, and administrative expenses.”

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

The following table shows the significant assumptions used in determining the fair value of options granted in the three months ended March 31, 2019. No options were granted in the three months ended March 31, 2018.

Three months ended March 31, 2019
Dividend yield	1.08%
Expected life (in months)	84
Risk-free rate of interest	2.63%
Volatility	21.38%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the three months ended March 31, 2019 is set out below:

	Three months ended March 31, 2019
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2019	7,261,675	$23.61	6.4	$—
Granted	1,771,068	27.70	—	—
Forfeited	(85,000)	29.91	—	—
Expired	—	—	—	—
Exercised (Note a)	(145,535)	19.60	—	2,267
Outstanding as of March 31, 2019	8,802,208	$24.44	6.9	$94,577
Vested as of March 31, 2019 and expected to vest thereafter (Note b)	8,461,634	$24.30	6.9	$92,104
Vested and exercisable as of March 31, 2019	3,538,035	$18.43	3.8	$59,278
Weighted average grant date fair value of grants during the period	$6.83
(a)	Of this amount, 10,000 options were issued in April 2019.
(b)	Options expected to vest reflect an estimated forfeiture rate.

As of March 31, 2019, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $29,845, which will be recognized over the weighted average remaining requisite vesting period of 4.1 years.

Restricted share units

The Company has granted restricted share units, or RSUs, under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the three months ended March 31, 2019 is set out below:

	Three months ended March 31, 2019
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019	1,528,999	$27.45
Granted	221,328	33.64
Vested (Note a)	(82,294)	26.88
Forfeited	(27,393)	30.14
Outstanding as of March 31, 2019	1,640,640	$28.27
Expected to vest (Note b)	1,469,062

(a)	82,294 RSUs that vested during the period were net settled upon vesting by issuing 60,799 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

52,875 RSUs vested in the year ended December 31, 2018, in respect of which 52,405 shares were issued during the three months ended March 31, 2019 after withholding shares to the extent required to satisfy minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of March 31, 2019, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $26,640, which will be recognized over the weighted average remaining requisite vesting period of 2.2 years.

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

A summary of PU activity during the three months ended March 31, 2019 is set out below:

	Three months ended March 31, 2019
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2019	3,712,402	$28.40	3,712,402
Granted	530,026	32.44	1,060,052
Vested	-	-	-
Forfeited	(36,690)	27.76	(36,690)
Adjustment upon final determination of level of performance goal achievement (Note a)	(13,996)	30.68
Adjustment upon final determination of level of performance goal achievement (Note a)			(13,996)
Outstanding as of March 31, 2019	4,191,742	$28.91	4,721,768
Expected to vest (Note b)	3,965,713

(a)	Represents an adjustment made in March 2019 to the number of shares subject to the PUs granted in 2018 upon certification of the level of achievement of the performance targets underlying such awards.
(b)	The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

As of March 31, 2019, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $61,955, which will be recognized over the weighted average remaining requisite vesting period of 1.9 years.

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

The ESPP allows eligible employees to purchase the Company’s common shares through payroll deductions at 90% of the closing price of the Company’s common shares on the last business day of each purchase interval. The dollar amount of common shares purchased under the ESPP may not exceed 15% of the participating employee’s base salary, subject to a cap of $25 per employee per calendar year. With effect from September 1, 2009, the offering periods commence on the first business day in March, June, September and December of each year and end on the last business day of the subsequent May, August, November and February. 4,200,000 common shares have been reserved for issuance in the aggregate over the term of the ESPP.

During the three months ended March 31, 2018 and 2019, 58,476 and 64,869 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2018 and 2019 was $190 and $230, respectively,  and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

17. Capital stock (Continued)

During the three months ended March 31, 2018, the Company also repurchased 3,015,999 of its common shares, respectively, on the open market at a weighted average price of $31.82  per share, for an aggregate cash amount of $95,984.  All repurchased shares have been retired. There were no repurchases during the three months ended March 31, 2019.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2018, retained earnings were reduced by the direct costs related to share repurchases of $60.

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

On February 7, 2019, the Company announced that its Board of Directors had approved a 13% increase in its quarterly cash dividend to $0.085 per share, up from $0.075 per share in 2018, representing a planned annual dividend of $0.34 per common share, up from $0.30 per share in 2018, payable to holders of the Company’s common shares. On March 20, 2019, the Company paid a dividend of $0.085 per share, amounting to $16,119 in the aggregate, to shareholders of record as of March 8, 2019.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 660,000 and 4,547,975 for the three months ended March 31, 2018 and 2019, respectively.

	Three months ended March 31,
	2018	2019
Net income available to Genpact Limited common shareholders	$64,695	$60,841
Weighted average number of common shares used in computing basic earnings per common share	192,816,626	189,451,845
Dilutive effect of stock-based awards	3,471,943	3,942,363
Weighted average number of common shares used in computing dilutive earnings per common share	196,288,569	193,394,208
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.34	$0.32
Diluted	$0.33	$0.31

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues

Disaggregation of revenue

In the following tables, the Company’s revenue is disaggregated by customer classification, service type, major industrial vertical and location of service delivery center.

	Three months ended March 31,
	2018	2019
GE	$58,049	$109,042
Global Clients	630,863	700,164
Total net revenues	$688,912	$809,206

	Three months ended March 31,
	2018	2019
Business process outsourcing	$574,061	$681,263
Information technology services	114,851	127,943
Total net revenues	$688,912	$809,206

	Three months ended March 31,
	2018	2019
Banking, financial services and insurance	$269,491	$238,152
Consumer goods, retail, life sciences and healthcare	204,727	256,614
High tech, manufacturing and services	214,694	314,440
Total net revenues	$688,912	$809,206

The Company has reclassified the disaggregation of its revenue to reflect how the Company groups its clients into key industry verticals. Revenue from prior periods is also presented based on the classifications used in the current period.

	Three months ended March 31,
	2018	2019
India	$389,134	$436,743
Asia, other than India	79,461	93,661
North and Latin America	152,280	181,763
Europe	68,037	97,039
Total net revenues	$688,912	$809,206

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

The following table provides details of the Company’s contract liabilities:

	Three months ended March 31, 2018		Three months ended March 31, 2019
Particulars	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue
Opening balance	$26,266	$101,785	$22,892	$95,648
Impact of opening balance offset with contract liability	—	$21,348	3,821	$25,604
Gross opening balance	$26,266	$123,133	$26,713	$121,252
Additions	11,248	14,162	14,147	24,217
Effect of business combinations	-	-	444	-
Revenue recognized	(2,944)	(10,430)	(10,912)	(11,728)
Currency translation adjustments	-	(10)	(16)	128
Gross closing balance	$34,570	$126,855	$30,376	$133,869
Impact of closing balance offset with contract asset	—	(24,427)	(4,328)	(36,732)
Closing balance (Note a)	$34,570	$102,428	$26,048	$97,137

(a) Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheet.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of March 31, 2019:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$97,158	39,592	42,471	12,561	2,534

The Company has applied the practical expedient related to contract duration and has not disclosed information about remaining performance obligations that have original expected durations of one year or less.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues (Continued)

The following table provides details of the Company’s contract assets:

Particulars	Three months ended March 31, 2018	Three months ended March 31, 2019
Opening balance	$43,366	$45,035
Impact of opening balance offset	21,348	29,425
Gross opening balance	$64,714	$74,460
Additions	13,918	27,113
Reduction in revenue recognized	(5,902)	(13,560)
Gross closing balance	$72,730	$88,013
Impact of closing balance offset with contract liability	(24,427)	(41,062)
Closing balance (Note b)	$48,303	$46,951

(b) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

The following table provides details of the Company’s contract cost assets:

	Three months ended March 31, 2018		Three months ended March 31, 2019
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$23,227	$139,284	$25,891	$134,302
Closing balance	23,271	139,164	36,380	144,423
Amortization	3,239	11,579	4,107	11,510

20. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2018	2019
Personnel expenses	$310,132	$380,178
Operational expenses	121,357	119,792
Depreciation and amortization	12,835	19,167
	$444,324	$519,137

21. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2018	2019
Personnel expenses	$128,068	$142,480
Operational expenses	40,389	46,210
Depreciation and amortization	2,652	2,712
	$171,109	$191,402

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

22. Other operating (income) expense, net

	Three months ended March 31,
	2018	2019
Other operating (income) expense	$(235)	$86
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	17	$-
Other operating (income) expense, net	$(218)	$86

23. Interest income (expense), net

	Three months ended March 31,
	2018	2019
Interest income	$3,370	$1,764
Interest expense	(11,470)	(12,887)
Interest income (expense), net	$(8,100)	$(11,123)

24. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 23.3% for the three months ended March 31, 2019, up from 15.7% for the three months ended March 31, 2018. The increase in the Company’s tax rate is primarily due to the expiration of certain special economic zone benefits in India, tax costs relating to an internal restructuring, changes in the jurisdictional mix of the Company’s income, a discrete tax expense in the first quarter of 2019 and certain discrete tax benefits recorded in the first quarter of 2018.

As of December 31, 2018, the Company had unrecognized tax benefits amounting to $26,722, including an amount of $25,485, which, if recognized, would impact the effective tax rate.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions from January 1, 2019 to March 31, 2019:

2019
Opening balance at January 1	$26,722
Decrease related to prior year tax positions	(5)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(27)
Effect of exchange rate changes	150
Closing balance at March 31	$26,840

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

24. Income taxes (Continued)

The Company’s unrecognized tax benefits as of March 31, 2019 include an amount of $25,602, which, if recognized, would impact the effective tax rate. As of March 31, 2019 and December 31, 2018, the Company had accrued approximately $5,259 and $5,081, respectively, in interest relating to unrecognized tax benefits. During the year ended December 31, 2018 and the three months ended March 31, 2019, the company recognized approximately $467 and $178, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2018 and March 31, 2019, the Company had accrued approximately $995 and $998, respectively, for penalties.

25. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

During the three months ended March 31, 2018 and 2019, the Company recognized net revenues of $304 and $159, respectively, from a client that is a significant shareholder of the Company.

Cost of revenue

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the three months ended March 31, 2018 and 2019, cost of revenue includes an amount of $191 and $148, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the three months ended March 31, 2018 and 2019, selling, general and administrative expenses include an amount of $49 and $24, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the three months ended March 31, 2018 and 2019, the Company engaged a significant shareholder to provide certain services to the Company, the costs of which are included in selling, general and administrative expenses. For the three months ended March 31, 2018 and 2019, selling, general and administrative expenses include an amount of $10 and $46, respectively.

Investment in equity affiliates

As of December 31, 2018 and March 31, 2019, the Company’s investments in its non-consolidating affiliates amounted to $836 and $852, respectively.

26. Other income (expense), net

	Three months ended March 31,
	2018	2019
Government incentives	$15,500	$3,976
Other income/(expense)	50	(173)
Other income (expense), net	$15,550	$3,803

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

27. Commitments and contingencies

Capital commitments

As of December 31, 2018 and March 31, 2019, the Company has committed to spend $4,859 and $7,458, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $9,487 and $9,016 as of December 31, 2018 and March 31, 2019, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

Contingency

During the quarter ended March 31, 2019, there was a judicial pronouncement in India with respect to defined contribution benefits payments interpreting certain statutory defined contribution obligations of employees and employers.  It is not currently clear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation would result in an increase in contributions payable by the Company for past and future periods for certain of its India-based employees. There are numerous interpretative challenges concerning the retrospective application of the judgment. Due to such challenges and a lack of interpretive guidance, and based on legal advice the Company has obtained on the matter, it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make. Accordingly, the Company plans to obtain further clarity and will evaluate the amount of a potential provision, if any.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

28. Leases

The Company has leased buildings, vehicles, furniture and fixtures, leased lines, computer equipment and servers, and plants, machinery and equipment from various lessors. Certain lease agreements include options to terminate or extend the leases for up to 5 years. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for operating and finance leases for the three months ended March 31, 2019 are summarized below:

Finance lease cost
Amortization of right-of-use assets (Note a)	1,850
Interest on lease liabilities (Note b)	663
Operating lease cost (Note c)	14,109
Short-term lease cost (Note c)	84
Variable lease cost (Note c)	2,884
Total lease cost	19,590

a)	Included in “depreciation and amortization” in the consolidated statements of income.

b)	Included in “interest income (expense), net” in the consolidated statements of income.

c)	Included in “cost of revenue” and “selling, general and administrative expenses” in the consolidated statements of income.

ROU assets relating to finance leases of $35,544 as of March 31, 2019 are included in “Other assets.”

Other information

Weighted-average remaining lease term—finance leases	5.32	years
Weighted-average remaining lease term—operating leases	7.21	years
Weighted-average discount rate—finance leases	9.48%
Weighted-average discount rate—operating leases	7.21%
Cash paid for amounts included in the measurement of lease liabilities Operating cash flows from finance leases	663
Operating cash flows from operating leases	17,220
Financing cash flows from finance leases	1,780

The following table reconciles the undiscounted cash flows for operating and finance leases as of March 31, 2019 to the operating and finance lease liabilities recorded on the balance sheet:

Period range	Finance lease	Operating lease

Year 1	8,965	62,878
Year 2	8,111	56,639
Year 3	5,381	50,276
Year 4	5,674	44,642
Year 5	4,862	38,227
More than five years	6,221	130,010
Total lease payments	39,214	382,672
Less: imputed interest	7,516	88,666
Total lease liabilities	31,698	294,006

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

29. Subsequent Events

Dividend

On May 9, 2019, the Company announced that its Board of Directors has declared a dividend for the second quarter of 2019 of $0.085 per common share, which is payable on June 21, 2019 to shareholders of record as of the close of business on June 12, 2019. The declaration of any future dividends will be at the discretion of the Board of Directors.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Condensed Consolidating Balance Sheet

	As of March 31, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$20,432	$1,853	$303,092	$—	$325,377
Accounts receivable intercompany, net	98,833	—	—	(98,833)	—
Accounts receivable, net	—	—	838,992	—	838,992
Intercompany loans	557,213	3,300	1,982,655	(2,543,168)	—
Intercompany other receivable	22,859	85,209	126,127	(234,195)	—
Prepaid expenses and other current assets	1,368	2,976	225,831	—	230,175
Total current assets	$700,705	$93,338	$3,476,697	$(2,876,196)	$1,394,544
Property, plant and equipment, net	388	—	206,432	—	206,820
Operating lease right-of-use assets	—	—	266,947	—	266,947
Intercompany loans	100,000	—	500,000	(600,000)	—
Deferred tax assets	(0)	—	78,607	—	78,607
Investment in subsidiaries	560,371	3,172,298	582,493	(4,315,162)	—
Investment in equity affiliates	(0)	—	852	—	852
Investment in debentures, intercompany	576,868	153,493	—	(730,361)	—
Intercompany other receivable	—	61,317	—	(61,317)	—
Intangible assets, net	—	—	173,472	—	173,472
Goodwill	—	—	1,400,212	—	1,400,212
Contract cost assets	—	—	180,803	—	180,803
Other assets	592	—	201,965	—	202,557
Total assets	$1,938,924	$3,480,446	$7,068,480	$(8,583,036)	$3,904,814

Liabilities and equity
Current liabilities
Short-term borrowings	$100,000	$—	$220,000	$—	$320,000
Intercompany loans	225,518	1,965,637	352,013	(2,543,168)	—
Current portion of long-term debt	4,961	—	29,055	—	34,016
Accounts payable	58	95	29,341	—	29,494
Intercompany accounts payable	—	—	98,833	(98,833)	—
Income taxes payable	-	-	49,929	—	49,929
Intercompany other payable	49,430	79,813	104,952	(234,195)	—
Accrued expenses and other current liabilities	10,345	5,270	520,433	—	536,048
Operating leases liability	-	-	42,294	-	42,294
Total current liabilities	390,312	2,050,815	1,446,850	(2,876,196)	1,011,781
Long-term debt, less current portion	439,554	—	527,319	—	966,873
Operating leases liability	—	—	251,712	—	251,712
Deferred tax liabilities	—	—	8,409	—	8,409
Intercompany other payable	—	—	61,317	(61,317)	—
Non-current intercompany loans payable	500,000	—	830,361	(1,330,361)	—
Other liabilities	204	93	170,573	—	170,870
Total liabilities	$1,330,070	$2,050,908	$3,296,541	$(4,267,874)	$2,409,645

Shareholders' equity	608,854	1,429,538	3,771,939	(4,315,162)	1,495,169
Commitments and contingencies	—	—	—	—	—
Total liabilities and equity	$1,938,924	$3,480,446	$7,068,480	$(8,583,036)	$3,904,814

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information (continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,797	$2,505	$353,094	$—	$368,396
Accounts receivable intercompany, net	89,958	—	—	(89,958)	—
Accounts receivable, net	—	—	774,184	—	774,184
Intercompany loans	447,578	1,300	1,835,608	(2,284,486)	—
Intercompany other receivable	33,224	52,783	117,537	(203,544)	—
Prepaid expenses and other current assets	2,242	1,278	208,957	—	212,477
Total current assets	$585,799	$57,866	$3,289,380	$(2,577,988)	$1,355,057
Property, plant and equipment, Net	388	—	212,327	—	212,715
Intercompany loans	100,000	—	500,000	(600,000)	—
Deferred tax assets	—	—	74,566	—	74,566
Investment in subsidiaries	548,654	3,073,467	557,089	(4,179,210)	—
Investment in equity affiliates	—	—	836	—	836
Investment in debentures/bonds, intercompany	571,919	50,393	—	(622,312)	—
Intercompany other receivable	—	83,169	—	(83,169)	—
Intangible assets, net	—	—	177,087	—	177,087
Goodwill	—	—	1,393,832	—	1,393,832
Contract cost assets	—	—	160,193	—	160,193
Other assets	682	—	154,477	—	155,159
Total assets	$1,807,442	$3,264,895	$6,519,787	$(8,062,679)	$3,529,445

Liabilities and equity
Current liabilities
Short-term borrowings	$100,000	$—	$195,000	$—	$295,000
Intercompany loans	128,572	1,849,537	306,377	(2,284,486)	—
Current portion of long-term debt	4,961	—	28,522	—	33,483
Accounts payable	1,636	520	40,428	—	42,584
Intercompany accounts payable	—	—	89,958	(89,958)	—
Income taxes payable	—	—	33,895	—	33,895
Intercompany other payable	47,844	70,973	84,727	(203,544)	—
Accrued expenses and other current liabilities	5,248	5,157	560,945	—	571,350
Total current liabilities	$288,261	$1,926,187	$1,339,852	$(2,577,988)	$976,312
Long-term debt, less current portion	440,665	—	534,980	—	975,645
Deferred tax liabilities	—	—	8,080	—	8,080
Intercompany other payable	—	—	83,169	(83,169)	—
Non-current intercompany loans payable	500,000	—	722,312	(1,222,312)	—
Other liabilities	197	154	164,875	—	165,226
Total liabilities	$1,229,123	$1,926,341	$2,853,268	$(3,883,469)	$2,125,263

Redeemable non-controlling interest	—	—	—	—	—
Shareholders' equity	578,319	1,338,554	3,666,519	(4,179,210)	1,404,182
Commitments and contingencies	—	—	—	—	—
Total liabilities and equity	$1,807,442	$3,264,895	$6,519,787	$(8,062,679)	$3,529,445

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Three months ended March 31, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$11,432	$—	$809,206	$(11,432)	$809,206
Cost of revenue	—	4,614	514,523	—	519,137
Gross profit	$11,432	$(4,614)	$294,683	$(11,432)	$290,069

Operating expenses:
Selling, general and administrative expenses	2,926	4,335	195,573	(11,432)	191,402
Amortization of acquired intangible assets	—	—	8,509	—	8,509
Other operating (income) expense, net	—	—	86	—	86
Income (loss) from operations	$8,506	$(8,949)	$90,515	$—	$90,072
Foreign exchange gains (losses), net	954	(23)	(4,363)	—	(3,432)
Interest income (expense), net	(5,341)	—	(5,782)	—	(11,123)
Intercompany interest income (expense), net	18,702	(5,167)	(13,535)	—	—
Other income (expense), net	(35)	—	3,838	—	3,803
Income (loss) before equity-method investment activity, net and income tax expense	$22,786	$(14,139)	$70,673	$—	$79,320
Gain (loss) on equity-method investment activity, net	1,984	74,980	21,146	(98,106)	4
Income before income tax expense	$24,770	$60,841	$91,819	$(98,106)	$79,324
Income tax expense	1,640	—	16,843	—	18,483
Net income	$23,130	$60,841	$74,976	$(98,106)	$60,841
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—
Net income attributable to Genpact Limited shareholders	$23,130	$60,841	$74,976	$(98,106)	$60,841

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information (continued) Condensed Consolidating Statement of Income (Loss)

	Three months ended March 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$11,939	$—	$686,449	$(9,476)	$688,912
Cost of revenue	—	—	444,324	—	444,324
Gross profit	$11,939	$—	$242,125	$(9,476)	$244,588

Operating expenses:
Selling, general and administrative expenses	1,623	1,492	177,536	(9,542)	171,109
Amortization of acquired intangible assets	—	—	9,936	—	9,936
Other operating (income) expense, net	17	—	(235)	—	(218)
Income (loss) from operations	$10,299	$(1,492)	$54,888	$66	$63,761
Foreign exchange gains (losses), net	953	221	3,624	—	4,798
Interest income (expense), net	(3,489)	—	(4,611)	—	(8,100)
Intercompany interest income (expense), net	20,543	(3,235)	(17,308)	—	—
Other income (expense), net	—	—	15,550	—	15,550
Income (loss) before equity-method investment activity, net and income tax expense	$28,306	$(4,506)	$52,143	$66	$76,009
Gain (loss) on equity-method investment activity, net	7,443	69,201	34,058	(110,702)	-
Income before income tax expense	$35,749	$64,695	$86,201	$(110,636)	$76,009
Income tax expense	1,691	—	10,384	—	12,075
Net income	$34,058	$64,695	$75,817	$(110,636)	$63,934
Net loss attributable to redeemable non-controlling interest	—	—	(761)	—	(761)
Net income attributable to Genpact Limited shareholders	$34,058	$64,695	$76,578	$(110,636)	$64,695

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information (continued) Condensed Consolidating Statement of Comprehensive Income (Loss)
	Three months ended March 31, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$23,130	$60,841	$74,976	$(98,106)	$60,841	$—
Other comprehensive income:
Currency translation adjustments	92	10,491	10,491	(10,583)	$10,491	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(308)	13,156	13,156	(12,848)	13,156	—
Retirement benefits, net of taxes	12	210	210	(222)	210	—
Other comprehensive income (loss)	(204)	23,857	23,857	(23,653)	23,857	—
Comprehensive income (loss)	$22,926	$84,698	$98,833	$(121,759)	$84,698	$—

	Three months ended March 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$34,058	$64,695	$76,578	$(110,636)	$64,695	$(761)
Other comprehensive income:
Currency translation adjustments	(6,353)	(9,335)	(9,335)	15,688	(9,335)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(15,681)	(18,932)	(18,932)	34,613	(18,932)	-
Retirement benefits, net of taxes	80	513	513	(593)	513	-
Other comprehensive income (loss)	(21,954)	(27,754)	(27,754)	49,708	(27,754)	(424)
Comprehensive income (loss)	$12,104	$36,941	$48,824	$(60,928)	$36,941	$(1,185)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Condensed Consolidating Cash Flow

	Three months ended March 31, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(80,873)	$(1,480)	$(181,745)	$258,682	$(5,416)
Investing activities
Purchase of property, plant and equipment	—	—	(14,072)	—	(14,072)
Payment for internally generated intangible assets (including intangibles under development)	—	—	(7,914)	—	(7,914)
Proceeds from sale of property, plant and equipment	—	—	1,478	—	1,478
Investment in subsidiaries	(6,586)	(0)	6,586	—	-
Payment for issuance of bonds, intercompany	—	(103,100)	—	103,100	-
Payment for business acquisitions, net of cash acquired	—	—	(6,305)	—	(6,305)
Payment for purchase of redeemable non-controlling interest	—	—	-	—	-
Net cash (used for) provided by investing activities	$(6,586)	$(103,100)	(20,227)	$103,100	$(26,813)
Financing activities
Repayment of capital lease obligations	—	—	(1,780)	—	(1,780)
Repayment of long-term debt	(1,250)	—	(7,250)	—	(8,500)
Proceeds from short-term borrowings	—	—	50,000	—	50,000
Repayment of Short-term borrowings	—	—	(25,000)	—	(25,000)
Proceeds from intercompany loans	96,946	118,100	55,948	(270,994)	—
Repayment of intercompany loans	—	(2,000)	(10,312)	12,312	—
Proceeds from issuance of common shares under stock-based compensation plans	—	4,599	—	—	4,599
Payment for net settlement of stock-based awards	—	(652)	—	—	(652)
Payment of earn-out/deferred consideration	—	—	(8,400)	—	(8,400)
Dividend paid	—	(16,119)	—	—	(16,119)
Proceeds from issuance of bonds, intercompany	—	—	103,100	(103,100)	—
Net cash (used for) provided by financing activities	$95,696	$103,928	$156,306	$(361,782)	$(5,852)
Effect of exchange rate changes	(602)	—	(4,336)	—	(4,938)
Net increase (decrease) in cash and cash equivalents	8,237	(652)	(45,666)	—	(38,081)
Cash and cash equivalents at the beginning of the period	12,797	2,505	353,094	—	368,396
Cash and cash equivalents at the end of the period	$20,432	$1,853	$303,092	$—	$325,377

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

Condensed Consolidating Cash Flow

	Three months ended March 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$22,190	$9,604	$(162,655)	$103,540	$(27,322)
Investing activities
Purchase of property, plant and equipment	-	-	(18,706)	-	(18,706)
Payment for internally generated intangible assets	-	-	(4,365)	-	(4,365)
Proceeds from sale of property, plant and equipment	-	-	144	-	144
Investment in subsidiaries	(2,000)	-	2,066	(66)	-
Payment for purchase of redeemable non-controlling interest	-	-	(4,730)	-	(4,730)
Net cash (used for) provided by investing activities	$(2,000)	$-	$(25,591)	$(66)	$(27,657)
Financing activities
Repayment of capital lease obligations	-	-	(537)	-	(537)
Proceeds from long-term debt	-	-	-	-	-
Repayment of long-term debt	-	-	(10,000)	-	(10,000)
Proceeds from short-term borrowings	130	-	105,000	(130)	105,000
Proceeds from intercompany loans	-	119,000	344	(119,344)	-
Repayment of intercompany loans	(16,000)	-	-	16,000	-
Proceeds from issuance of common shares under stock-based compensation plans	-	4,202	-	-	4,202
Payment for net settlement of stock-based awards	-	(13,284)	-	-	(13,284)
Payment of earn-out/deferred consideration	-	-	(1,476)	-	(1,476)
Dividend paid	-	(14,408)	-	-	(14,408)
Payment for stock purchased and retired	-	(95,984)	-	-	(95,984)
Payment for expenses related to stock purchase	-	(60)	-	-	(60)
Net cash (used for) provided by financing activities	$(15,870)	$(534)	$93,331	$(103,474)	$(26,547)
Effect of exchange rate changes	(265)	-	1,549	-	1,284
Net increase (decrease) in cash and cash equivalents	4,320	9,070	(94,916)	-	(81,526)
Cash and cash equivalents at the beginning of the period	4,507	2,136	497,825	-	504,468
Cash and cash equivalents at the end of the period	$8,562	$11,206	$404,458	$-	$424,226

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;
•	our ability to win new clients and engagements;
•	the expected value of the statements of work under our master service agreements;
•	our beliefs about future trends in our market;
•

political, economic or business conditions in countries where we have operations or where our clients operate, including the uncertainty related to the proposed withdrawal of the United Kingdom from the European Union, commonly known as Brexit, and heightened economic and political uncertainty within and among other European Union member states;

•	expected spending on business process outsourcing and information technology services by clients;
•	foreign currency exchange rates;
•	our ability to convert bookings to revenue;
•	our rate of employee attrition;
•	our effective tax rate; and
•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to develop and successfully execute our business strategies
•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;
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

•	our ability to retain senior management;
•	the selling cycle for our client relationships;
•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;
•	legislation in the United States or elsewhere that adversely affects the performance of business process outsourcing and information technology services offshore;
•	increasing competition in our industry;
•	telecommunications or technology disruptions or breaches, cyberattacks or natural or other disasters;
•	our ability to protect our intellectual property and the intellectual property of others;
•	deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;
•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;
•	the international nature of our business;
•	technological innovation;
•	our ability to derive revenues from new service offerings and acquisitions; and
•	unionization of any of our employees.

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

Overview

We are a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience of running thousands of processes for hundreds of Fortune Global 500 clients.  We have over 87,000 employees serving clients in key industry verticals from more than 25 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended March 31, 2019, we had net revenues of $809.2 million, of which $700.2 million, or 86.5%, was from clients other than GE, which we refer to as Global Clients, with the remaining $109.0 million, or 13.5%, coming from GE.

Acquisitions

On January 7, 2019, we acquired 100% of the outstanding equity interest in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5.75 million. This amount includes cash consideration of $5.7 million, net of adjustments for working capital. This acquisition expands our services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances our consulting capabilities for clients in the financial services industry. Goodwill arising from the acquisition amounted to $2.5 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On August 30, 2018, we acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria for total purchase consideration of $101.3 million. This amount includes cash consideration of $95.6 million, net of cash acquired of $5.7 million. This acquisition enhances our supply chain management consulting capabilities. Goodwill arising from the acquisition amounted to $81.3 million, which has been allocated to our India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the acquired consulting expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of our existing operations.

On July 3, 2018, we acquired 100% of the outstanding equity interest in Commonwealth Informatics Inc., a Massachusetts corporation, for preliminary purchase consideration of $17.9 million. This amount includes cash consideration of $16.1 million, net of cash acquired of $1.5 million, and preliminary adjustments for working capital and indebtedness. This acquisition enhances our signal management and pharmacovigilance capabilities for clients in the life sciences industry. Goodwill arising from the acquisition amounted to $11.6 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

Secondary Offering

On February 15, 2019, we completed a secondary offering of our common shares, pursuant to which certain of our shareholders affiliated with Bain Capital Investors, LLC, namely Glory Investments A Limited and its affiliated assignees, together with their co-investor, GIC Private Limited (collectively, the “Selling Shareholders”), sold 10.0 million common shares at a price of $32.215 per share in an underwritten public offering.  All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Financial Statements” above, Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2018.

We adopted the new accounting standard for leases effective January 1, 2019, using the modified retrospective adoption approach. For further discussion and additional disclosure regarding our adoption of this standard, see Note 2 “Summary of significant accounting policies” and Note 28—“Leases” under Part I, Item 1—“Financial Statements” above.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2018 and 2019.

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Net revenues—GE*	$58.0	$109.0	87.8%
Net revenues—Global Clients*	630.9	700.2	11.0%
Total net revenues	688.9	809.2	17.5%
Cost of revenue	444.3	519.1	16.8%
Gross profit	244.6	290.1	18.6%
Gross profit margin	35.5%	35.8%
Operating expenses
Selling, general and administrative expenses	171.1	191.4	11.9%
Amortization of acquired intangible assets	9.9	8.5	(14.4)%
Other operating (income) expense, net	(0.2)	0.1	(139.5)%
Income from operations	63.8	90.1	41.3%
Income from operations as a percentage of net revenues	9.3%	11.1%
Foreign exchange gains (losses),net	4.8	(3.4)	(171.5)%
Interest income (expense), net	(8.1)	(11.1)	37.3%
Other income (expense), net	15.6	3.8	(75.5)%
Income before equity-method investment activity, net and income tax expense	76.0	79.4	4.4%
Equity-method investment activity, net	—	(0.0)	100%
Income before income tax expense	76.0	79.4	4.4%
Income tax expense	12.1	18.5	53.1%
Net income	63.9	60.9	(4.8)%
Net loss (income) attributable to redeemable non-controlling interest	0.8	—	(100.0)%
Net income attributable to Genpact Limited common shareholders	$64.7	$60.9	(6.0)%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	9.4%	7.5%

*

At the end of each fiscal year, we reclassify revenue from certain divested GE businesses as Global Client revenue as of the dates of divestiture. Such reclassifications for 2018 are reflected in the revenue results and growth rates presented in the table above.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net revenues. Our net revenues were $809.2 million in the first quarter of 2019, up $120.3 million, or 17.5%, from $688.9 million in the first quarter of 2018. The growth in our net revenues was driven primarily by an increase in business process outsourcing, or BPO, services, in particular revenues from our transformation services, delivered to Global Clients and GE, and incremental revenue from acquisitions completed after the first quarter of 2018. Adjusted for foreign exchange, primarily the impact of changes in the value of the euro and the U.K. pound sterling against the U.S. dollar, our net revenues grew 19% compared to the first quarter of 2018 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 12.8% to approximately 87,000 in the first quarter of 2019 from approximately 77,100 in the first quarter of 2018.

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Global Clients:
BPO services	$540.2	$604.9	12.0%
IT services	90.7	95.3	5.1%
Total net revenues from Global Clients	$630.9	$700.2	11.0%
GE:
BPO services	33.9	76.4	125.6%
IT services	24.2	32.6	35.0%
Total net revenues from GE	$58.0	$109.0	87.8%
Total net revenues from BPO services	574.1	681.3	18.7%
Total net revenues from IT services	114.9	127.9	11.4%
Total net revenues	$688.9	$809.2	17.5%

Net revenues from Global Clients in the first quarter of 2019 were $700.2 million, up $69.3 million, or 11.0%, from $630.9 million in the first quarter of 2018. This increase was primarily driven by growth in several of our verticals, including high tech, life sciences, consumer packaged goods and infrastructure, manufacturing and services. As a percentage of total net revenues, net revenues from Global Clients decreased from 91.6% in the first quarter of 2018 to 86.5% in the first quarter of 2019.

Net revenues from GE in the first quarter of 2019 were $109.0 million, up $51.0 million, or 87.8%, from the first quarter of 2018 driven by a full quarter of services delivered in connection with a large new contract signed in second half of 2018, as well as an increase in transformation services project engagements in the first quarter of 2019. Net revenues from GE increased as a percentage of our total net revenues from 8.4% in the first quarter of 2018 to 13.5% in the first quarter of 2019.

Net revenues from BPO services in the first quarter of 2019 were $681.3 million, up $107.2 million, or 18.7%, from $574.1 million in the first quarter of 2018. This increase was primarily attributable to an increase in services, in particular transformation services, delivered to clients primarily in connection with large new contracts signed in 2018. Net revenues from IT services were $127.9 million in the first quarter of 2019, up $13.1 million, or 11.4%, from $114.9 million in the first quarter of 2018.

Net revenues from BPO services as a percentage of total net revenues increased to 84.2% in the first quarter of 2019 from 83.3% in the first quarter of 2018, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$310.1	$380.2	45.0%	47.0%
Operational expenses	121.4	119.8	17.6	14.8
Depreciation and amortization	12.8	19.1	1.9	2.4
Cost of revenue	$444.3	$519.1	64.5%	64.2%
Gross margin	35.5%	35.8%

Cost of revenue was $519.1 million in the first quarter of 2019, up $74.8 million, or 16.8%, from the first quarter of 2018. Wage inflation, increases in our operational headcount, including in the number of onshore personnel – in particular for transformation services delivery – and higher stock-based compensation expense contributed to the increase in cost of revenue, offset by improved utilization of transformation services resources in the first quarter of 2019 compared to the first quarter of 2018.

Our gross margin increased from 35.5% in the first quarter of 2018 to 35.8% in the first quarter of 2019, driven primarily by improved utilization of transformation services resources, the favorable impact of foreign exchange, in particular between the U.S. dollar and Indian rupee, and improved operating leverage, partially offset by incremental costs associated with stock-based compensation.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 45.0% in the first quarter of 2018 to 47.0% in the first quarter of 2019. Personnel expenses in the first quarter of 2019 were $380.2 million, up $70.1 million, or 22.6%, from $310.1 million in the first quarter of 2018. The impact of wage inflation, an approximately 8,600-person, or 13.2%, net increase in our operational headcount, including an increase in the number of onshore personnel – in particular for transformation services delivery – and higher stock-based compensation expense resulted in higher personnel expenses in the first quarter of 2019 compared to the first quarter of 2018.

Operational expenses. Operational expenses as a percentage of total net revenues decreased from 17.6% in the first quarter of 2018 to 14.8% in the first quarter of 2019, largely due to improved operational efficiencies. Operational expenses in the first quarter of 2019 were $119.8 million, down $1.6 million, or 1.3%, from the first quarter of 2018 primarily due to lower communication costs, partially offset by higher travel and onshore infrastructure expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues increased from 1.9% in the first quarter of 2018 to 2.4% in the first quarter of 2019. Depreciation and amortization expenses as a component of cost of revenue were $19.1 million, up $6.3 million, or 49.3%, from the first quarter of 2018. This increase was primarily due to the expansion of certain existing facilities and new assets, including technology-related intangible assets acquired after the first quarter of 2018.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$128.1	$142.5	18.6%	17.6%
Operational expenses	40.4	46.2	5.9	5.7
Depreciation and amortization	2.7	2.7	0.4	0.3
Selling, general and administrative expenses	$171.1	$191.4	24.8%	23.7%

SG&A expenses as a percentage of total net revenues decreased from 24.8% in the first quarter of 2018 to 23.7% in the first quarter of 2019. SG&A expenses were $191.4 million, up $20.3 million, or 11.9%, from the first quarter of 2018. This $20.3 million increase was primarily due to wage inflation, increased stock-based compensation and an increase in marketing expenses and was partially offset by efficient functional spending in the first quarter of 2019. Our sales and marketing expenses as a percentage of total net revenues in the first quarter of 2019 were approximately 7%, in line with the first quarter of 2018.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased from 18.6% in the first quarter of 2018 to 17.6% in the first quarter of 2019. This decrease was primarily due to improved operating leverage and cost efficiency initiatives in certain support functions. Personnel expenses as a component of SG&A expenses were $142.5 million, up $14.4 million, or 11.3%, from the first quarter of 2018. This increase is primarily due to wage inflation and higher stock-based compensation expense in the first quarter of 2019 compared to the first quarter of 2018.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 5.9% in the first quarter of 2018 to 5.7% in the first quarter of 2019. Operational expenses as a component of SG&A expenses were $46.2 million, up $5.8 million, or 14.4%, from the first quarter of 2018. This increase was primarily due to higher sales and marketing expenses in the first quarter of 2019 compared to the first quarter of 2018. These increases were partially offset by efficient functional spending in the first quarter of 2019.

Depreciation and amortization. As a percentage of total net revenues, depreciation and amortization expenses decreased from 0.4% in the first quarter of 2018 to 0.3% in the first quarter of 2019. Depreciation and amortization expenses as a component of SG&A expenses were $2.7 million in the first quarter of 2019, unchanged from the first quarter of 2018.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $8.5 million in the first quarter of 2019, down $1.4 million, or 14.4%, from the first quarter of 2018. This decrease was primarily due to the completion of useful lives of intangibles acquired in prior periods, partially offset by the amortization of intangibles acquired after the first quarter of 2018.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three Months Ended March 31,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Other operating (income) expense	$(0.2)	$0.1	(139.5)%
Other operating (income) expense, net	$(0.2)	$0.1	(139.5)%
Other operating (income) expense, net as a percentage of total net revenues	—%	—%

Other operating income, net of expense, was $0.1 million in the first quarter of 2019, compared to $(0.2) million in the first quarter of 2018.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 9.3% in the first quarter of 2018 to 11.1% in the first quarter of 2019. Income from operations increased by $26.3 million to $90.1 million in the first quarter of 2019 from $63.8 million in the first quarter of 2018.

Foreign exchange gains (losses), net. Foreign exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange loss of $3.4 million in the first quarter of 2019, compared to an exchange gain of $4.8 million in the first quarter of 2018. The gain/loss in the first quarters of 2018 and 2019, respectively, resulted primarily from the depreciation/appreciation, respectively, of the Indian rupee against the U.S. dollar during such quarters.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three Months Ended March 31,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Interest income	$3.4	$1.8	(47.7)%
Interest expense	(11.5)	(12.9)	12.4
Interest income (expense), net	$(8.1)	$(11.1)	37.3%
Interest income (expense), net as a percentage of total net revenues	(1.2)%	(1.4)%

Our net interest expense increased by $3.0 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to a $1.4 million increase in interest expense and a $1.6 million decrease in interest income. The increase in interest expense is primarily due to (i) an increase in LIBOR, resulting in higher interest expense on the term loan under our LIBOR-linked credit facility, partially offset by higher gains on interest rate swaps in the first quarter of 2019 compared to the first quarter of 2018, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) higher drawdown on our revolving credit facility in the first quarter of 2019 compared to the first quarter of 2018. Our interest income decreased by $1.6 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to lower account balances in India, where we earn higher interest rates on our deposits than in other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.1% in the first quarter of 2018 to 3.4% in the first quarter of 2019.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Government incentives	$15.5	$4.0	(74.3)%
Other income/(expense)	0.1	(0.2)	(448.2)
Other income (expense), net	$15.6	$3.8	(75.5)%
Other income (expense), net as a percentage of total net revenues	2.3%	0.5%

Our net other income was $3.8 million in the first quarter of 2019, down $11.8 million from net other income of $15.6 million in the first quarter of 2018. This decrease is primarily due to lower income recorded in connection with an export subsidy in the first quarter of 2019 compared to the first quarter of 2018. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and is currently available for eligible export services through March 31, 2019.

Income tax expense. Our income tax expense was $18.5 million in the first quarter of 2019, up from $12.1 million in the first quarter of 2018, representing an effective tax rate, or ETR, of 23.3%, up from 15.7% in the first quarter of 2018. The increase in our effective tax rate is primarily due to the expiration of certain special economic zone benefits in India in 2019, partially offset by certain discrete tax benefits recorded in the first quarter of 2018.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the loss associated with the redeemable non-controlling interest in the operations of SSE, which we acquired in the first quarter of 2016. We purchased the remaining share of the outstanding equity interest in SSE in the first quarter of 2018.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues was 7.5% in the first quarter of 2019, down from 9.4% in the first quarter of 2018. Net income attributable to our common shareholders decreased by $3.8 million, from $64.7 million in the first quarter of 2018 to $60.9 million in the first quarter of 2019.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2018 and March 31, 2019 is presented below:

	As of December 31, 2018	As of March 31, 2019	Percentage Change Increase/(Decrease)
	(dollars in millions)		2019 vs. 2018
Cash and cash equivalents	$368.4	$325.4	(11.7)%
Short-term borrowings	295.0	320.0	8.5
Long-term debt due within one year	33.5	34.0	1.6
Long-term debt other than the current portion	975.6	966.9	w(0.9)
Genpact Limited total shareholders’ equity	$1,404.2	$1,495.2	6.5%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 7, 2019, our board of directors approved a 13% increase in our quarterly cash dividend to $0.085 per share, up from $0.075 per share in 2018, representing a planned annual dividend of $0.34 per common share, up from $0.30 per common share in 2018, payable to holders of our common shares. On March 20, 2019, we paid a dividend of $0.085 per share, amounting to $16.1 million in the aggregate, to shareholders of record as of March 8, 2019.

As of March 31, 2019, $322.8 million of our $325.4 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $59.9 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $25.0 million of retained earnings. $262.9 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

As of December 31, 2016, our board of directors had authorized repurchases of up to $750.0 million of our common shares under our existing share repurchase program established in February 2015. On February 10, 2017, our board of directors approved up to an additional $500.0 million in share repurchases, bringing the total authorization under our existing program to $1,250.0 million. Since the date our share repurchase program was initially authorized in 2015, we have repurchased shares amounting to approximately $946 million, representing 36,631,068 common shares, including common shares repurchased under our 2017 accelerated share repurchase program, at an average price of $25.82 per share.

During the three months ended March 31, 2019, we did not repurchase any of our common shares. During the three months ended March 31, 2018, we repurchased 3,015,999 of our common shares on the open market at a weighted average price of $31.82 per share for an aggregate cash amount of $96 million, and we received a final delivery of 163,975 common shares upon the settlement of the transaction under our 2017 accelerated share repurchase program. All repurchased shares were retired.

For additional information, see Note 17—“Capital stock” under Part I, Item 1—“Financial Statements” above.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding related operations to support our growth, financing acquisitions and enhancing capabilities, including building digital solutions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$(27.3)	$(5.4)	(80.2)%
Investing activities	(27.7)	(26.8)	(3.1)
Financing activities	(26.5)	(5.9)	(78.0)
Net increase (decrease) in cash and cash equivalents	$(81.5)	$(38.1)	(53.3)%

Cash flows from (used for) operating activities. Net cash used for operating activities was $5.4 million in the three months ended March 31, 2019, compared to $27.3 million in the three months ended March 31, 2018. This reduction in cash outflow is primarily due to a $24.8 million net benefit from non-cash items in the first quarter of 2019 compared to the first quarter of 2018, mainly driven by a reduction in non-cash income from an export subsidy and higher stock-based compensation expense, partially offset by lower net income of $3.1 million.

Cash flows from (used for) investing activities. Our net cash used for investing activities was $26.8 million in the three months ended March 31, 2019, which is largely unchanged from $27.7 million in the three months ended March 31, 2018, and was primarily for capital expenditures to support our growing operations. We made payments related to acquisitions totaling $6.3 million in the three months ended March 31, 2019 compared to $4.7 million in the first quarter of 2018. Payments for internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were $2.4 million lower in the first quarter of 2019 than in the first quarter of 2018.

Cash flows from (used for) financing activities. Our net cash used for financing activities was $5.9 million in the three months ended March 31, 2019, compared to $26.5 million in the three months ended March 31, 2018. We made principal repayments pertaining to capital/finance lease obligations of $1.8 million and $0.5 million in the first quarter of 2019 and 2018, respectively. We made principal repayments of $8.5 million on our long-term debt in the first quarter of 2019 compared to $10.0 million in the first quarter of 2018. We received proceeds from short-term borrowings of $50.0 million and $105.0 million in the first quarter of 2019 and 2018, respectively. Of the short term borrowings, we also repaid $25.0 million during the first quarter of 2019. For additional information, see Notes 11 and 12 to our consolidated financial statements. Additionally, proceeds in connection with the issuance of common shares under stock-based compensation plans (net of repayments) were $3.9 million in the first quarter of 2019 compared to repayments (net of proceeds) of $9.1 million in the first quarter of 2018. Payments related to earn-out or deferred consideration were $6.9 million higher in the first quarter of 2019 than in the first quarter of 2018. In the first quarter of 2019, we paid cash dividends in an aggregate amount of $16.1 million compared to $14.4 million in the first quarter of 2018. Payments for share repurchases were $96.0 million in the first quarter of 2018.

Financing Arrangements

In June 2015, we refinanced our 2012 credit facility through a new credit facility (the “2015 Facility”), comprised of a term loan of $800 million and a revolving credit facility of $350 million.

In August 2018, we amended the 2015 Facility. The amended facility is comprised of a $680.0 million term loan, which represents the outstanding balance under the 2015 facility as of the date of amendment, and a $500.0 million revolving credit facility. The amended facility expires on August 8, 2023. The amendment did not result in a substantial modification of $550.8 million of the outstanding term loan under the 2015 Facility. Further, as a result of the amendment, we extinguished the outstanding term loan under the 2015 Facility of $129.2 million and obtained additional funding of $129.2 million from different lenders, resulting in no change to the outstanding principal of the term loan under the amended facility. In connection with the amendment, we expensed $2.0 million, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to our lenders related to the term loan.

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

As of December 31, 2018 and March 31, 2019, our outstanding term loan, net of debt amortization expense of $2.2 million and $2.0 million, respectively, was $660.8 million and $652.5 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2018 and March 31, 2019, the limits available under such facilities were $14.3 million and $14.4 million, respectively, of which $7.4 million and $6.9 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2018 and March 31, 2019, a total of $297.1 million and $322.1 million, respectively, of our revolving credit facility was utilized, of which $295.0 million and $320.0 million, respectively, constituted funded drawdown and $2.1 million and $2.1 million, respectively, constituted non-funded drawdown.

As of December 31, 2018 and March 31, 2019, the amount outstanding under 3.70% senior notes issued in March 2017 and exchanged in July 2018 for freely tradable notes registered under the Securities Act of 1933, as amended, net of debt amortization expense of $1.7 million and $1.6 million, was $348.3 million and 348.4 million, respectively, which is payable on April 1, 2022 when the notes mature. For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts and certain operating leases. For additional information, see Part I, Item 1A—Risk Factors—“Currency exchange rate fluctuations in various  currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2018, the section titled “Contractual Obligations” below, and Note 7 in Part I, Item 1—“Financial Statements” above.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2019:

	Total	Less than 1 year	1-3 years	3-5 years		After 5 years
	(dollars in millions)
Long-term debt	$1,143.4	$72.2	$490.3	$580.9		$—
— Principal payments	1,004.5	34.0	418.0	552.5		—
— Interest payments*	138.9	38.2	72.3	28.4		—
Short-term borrowings	323.1	323.1	—	—		—
— Principal payments	320.0	320.0	—	—		—
— Interest payments**	3.1	3.1	—	—		—
Finance leases	39.2	9.0	13.5	10.	4	6.3
— Principal payments	31.7	6.5	10.3	8.7		6.2
— Interest payments***	7.5	2.5	3.2	1.7		0.1
Operating leases	382.7	62.8	106.8	82.8		130.3
— Principal payments	294.0	44.5	77.8	62.9		108.8
— Interest payments***	88.7	18.3	29.0	19.9		21.5
Purchase obligations	39.7	30.8	8.8	0.1		—
Capital commitments net of advances	7.5	7.5	—	—		—
Earn-out consideration	7.6	7.4	0.2	—		—
— Reporting date fair value	7.5	7.3	0.2	—		—
— Interest	0.1	0.1	—	—		—
Other liabilities	60.6	31.8	24.1	4.7		—
Total contractual obligations	$2,003.8	$544.6	$643.7	$678.9		$136.6

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of March 31, 2019, which excludes the impact of interest rate swaps. Interest payments on long-term debt include interest on our senior notes due in 2022 at a rate of 3.70% per annum, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of March 31, 2019 and our expectation for the repayment of such debt.

***	Our interest payments on finance lease and operating lease are based on the incremental borrowing rate prevailing in different geographies.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2(h)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2(h)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2019, we were party to interest rate swaps covering a total notional amount of $499.9 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 2.65%.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common shares during the three months ended March 31, 2019. Approximately $304 million remained available for share repurchases under our existing share repurchase program as of that date.

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

10.1

Borrower Assignment & Assumption and Amendment Agreement, dated as of January 17, 2019, by and among Genpact International, LLC (formerly Genpact International, Inc.), as the assignor, Genpact USA, Inc., as the assignee, Genpact Global Holdings (Bermuda) Limited, Genpact Luxembourg S.à r.l., the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

10.2†

Genpact Limited 2017 Omnibus Incentive Compensation Plan (as amended and restated on April 5, 2019) (incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 10, 2019).

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
(1)

Filed as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and March 31, 2019, (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and March 31, 2019, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest for the three months ended March 31, 2018 and March 31, 2019, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2019, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2019

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer