Form 10-Q
period 2019-06-30
Genpact LTD
filed 2019-08-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2019

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Victoria Place, 5th Floor

31 Victoria Street

Hamilton HM 10

Bermuda

(441) 294-8000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value $0.01 per share	G	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2019, there were 190,501,216 common shares, par value $0.01 per share, of the registrant issued and outstanding.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2018	As of June 30, 2019
Assets
Current assets
Cash and cash equivalents	4	$368,396	$378,030
Accounts receivable, net	5	774,184	856,602
Prepaid expenses and other current assets	8	212,477	225,163
Total current assets		$1,355,057	$1,459,795

Property, plant and equipment, net	9	212,715	211,244
Operating lease right-of-use assets		—	297,068
Deferred tax assets	24	74,566	78,807
Investment in equity affiliates	25	836	842
Intangible assets, net	10	177,087	165,751
Goodwill	10	1,393,832	1,400,257
Contract cost assets	19	160,193	192,178
Other assets		155,159	206,815
Total assets		$3,529,445	$4,012,757

Liabilities and equity
Current liabilities
Short-term borrowings	11	$295,000	$290,000
Current portion of long-term debt	12	33,483	33,498
Accounts payable		42,584	24,398
Income taxes payable	24	33,895	64,818
Accrued expenses and other current liabilities	13	571,350	545,012
Operating leases liability		—	45,425
Total current liabilities		$976,312	$1,003,151

Long-term debt, less current portion	12	975,645	959,151
Operating leases liability		—	279,927
Deferred tax liabilities	24	8,080	8,332
Other liabilities	14	165,226	178,826
Total liabilities		$2,125,263	$2,429,387

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 189,346,101 and 190,486,041 issued and outstanding as of December 31, 2018 and June 30, 2019, respectively		1,888	1,899
Additional paid-in capital		1,471,301	1,520,025
Retained earnings		438,453	540,709
Accumulated other comprehensive loss		(507,460)	(479,263)
Total equity		$1,404,182	$1,583,370
Commitments and contingencies	27
Total liabilities and equity		$3,529,445	$4,012,757

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2018	2019	2018	2019
Net revenues	19, 25	$728,561	$881,799	$1,417,473	$1,691,005
Cost of revenue	20, 25	462,898	571,244	907,222	1,090,381
Gross profit		$265,663	$310,555	$510,251	$600,624
Operating expenses:
Selling, general and administrative expenses	21, 25	176,166	196,312	347,275	387,714
Amortization of acquired intangible assets	10	9,826	8,096	19,762	16,605
Other operating (income) expense, net	22	149	(55)	(69)	31
Income from operations		$79,522	$106,202	$143,283	$196,274
Foreign exchange gains (losses), net		2,805	351	7,603	(3,081)
Interest income (expense), net	23	(10,407)	(12,143)	(18,507)	(23,266)
Other income (expense), net	26	9,748	560	25,298	4,363
Income before equity-method investment activity, net and income tax expense		$81,668	$94,970	$157,677	$174,290
Equity-method investment activity, net		(15)	(15)	(15)	(11)
Income before income tax expense		$81,653	$94,955	$157,662	$174,279
Income tax expense	24	17,079	21,233	29,154	39,716
Net income		$64,574	$73,722	$128,508	$134,563
Net income attributable to redeemable non-controlling interest		-	-	761	-
Net income attributable to Genpact Limited shareholders		$64,574	$73,722	$129,269	$134,563
Net income available to Genpact Limited common shareholders		$64,574	$73,722	$129,269	$134,563
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.34	$0.39	$0.68	$0.71
Diluted		$0.33	$0.38	$0.66	$0.69
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders	18
Basic		190,132,664	190,163,359	191,474,645	189,807,602
Diluted		193,365,974	194,766,047	194,827,272	194,080,127

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended June 30,				Six months ended June 30,
	2018		2019		2018		2019
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest
Net income (loss)	$64,574	$—	$73,722	$—	$129,269	$(761)	$134,563	$—
Other comprehensive income:
Currency translation adjustments	(73,681)	—	4,236	—	(83,016)	(424)	14,727	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(27,879)	—	(113)	—	(46,811)	—	13,043	—
Retirement benefits, net of taxes	617	—	217	—	1,130	—	427	—
Other comprehensive income (loss)	(100,943)	—	4,340	—	(128,697)	(424)	28,197	—
Comprehensive income (loss)	$(36,369)	$—	$78,062	$—	$572	$(1,185)	$162,760	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

For the six months ended June 30, 2018

(Unaudited)

(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable non-controlling interest
Balance as of January 1, 2018 as previously reported	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750
Adoption of ASU 2014-09[1]	—	—	—	17,924	—	17,924	—
Adjusted balance as of January 1, 2018	192,825,207	$1,924	$1,421,368	$373,906	$(355,230)	$1,441,968	$4,750
Adoption of ASU 2018-02 (Note 7)	—	—	—	(2,265)	2,265	—	—
Issuance of common shares on exercise of options (Note 16)	366,382	4	6,207	—	-	6,211	-
Issuance of common shares under the employee stock purchase plan (Note 16)	114,951	1	3,176	—	—	3,177	—
Net settlement on vesting of restricted share units (Note 16)	156,420	2	(947)	—	—	(945)	—
Net settlement on vesting of performance units (Note 16)	691,958	7	(13,291)	—	—	(13,284)	—
Stock repurchased and retired (Note 17)	(4,278,857)	(43)	4,000	(134,060)	—	(130,103)	—
Expenses related to stock repurchase (Note 17)	—	—	—	(82)	—	(82)	—
Stock-based compensation expense (Note 16)	—	—	18,724	—	—	18,724	—
Payment for acquisition of redeemable non-controlling interest	—	—	(1,165)	—	—	(1,165)	(3,565)
Comprehensive income (loss):
Net income (loss)	—	—	—	129,269	—	129,269	(761)
Other comprehensive income (loss)	—	—	—	—	(128,697)	(128,697)	(424)
Dividend ($0.15 per common share, Note 17)	—	—	—	(28,648)	—	$(28,648)	—
Balance as of June 30, 2018	189,876,061	$1,895	$1,438,072	$338,120	$(481,662)	$1,296,425	$—

[1] Pursuant to transition to topic 606, Revenue from contract with customers, effective January 1, 2018

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

For the three months ended June, 30 2018

(Unaudited)

(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable non-controlling interest
Balance as of April 1, 2018	190,613,135	$1,903	$1,422,897	$321,916	$(380,719)	$1,365,997	$—
Issuance of common shares on exercise of options (Note 16)	204,545	2	3,658	—	—	3,660	—
Issuance of common shares under the employee stock purchase plan (Note 16)	56,475	—	1,526	—	—	1,526	—
Net settlement on vesting of restricted share units (Note 16)	100,789	1	(946)	—	—	(945)	—
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—	—
Stock repurchased and retired (Note 17)	(1,098,883)	(11)	—	(34,108)	—	(34,119)	—
Expenses related to stock repurchase (Note 17)	—	—	—	(22)	—	(22)	—
Stock-based compensation expense (Note 16)	—	—	10,937	—	—	10,937	—
Payment for purchase of redeemable non-controlling interest	—	—	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	64,574	—	64,574	—
Other comprehensive income (loss)	—	—	—	—	(100,943)	(100,943)	—
Dividend ($0.075 per common share, Note 17)	—	—	—	(14,240)	—	$(14,240)	—
Balance as of June 30, 2018	189,876,061	$1,895	$1,438,072	$338,120	$(481,662)	$1,296,425	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

For the six months ended June 30, 2019

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2019	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182
Issuance of common shares on exercise of options (Note 16)	506,497	5	7,272	—	—	7,277
Issuance of common shares under the employee stock purchase plan (Note 16)	134,346	1	4,199	—	—	4,200
Net settlement on vesting of restricted share units (Note 16)	499,097	5	(2,734)	—	—	(2,729)
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—
Stock-based compensation expense (Note 16)	—	—	39,987	—	—	39,987
Comprehensive income (loss):
Net income (loss)	—	—	—	134,563	—	134,563
Other comprehensive income (loss)	—	—	—	—	28,197	28,197
Dividend (0.17 per common share, Note 17)	—	—	—	(32,307)	—	(32,307)
Balance as of June 30, 2019	190,486,041	$1,899	$1,520,025	$540,709	$(479,263)	$1,583,370

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

(Unaudited)

For the three months ended June, 30 2019

(In thousands, except share count)

					Accumulated
	Common shares				Other
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of April 1, 2019	189,659,709	$1,891	$1,493,706	$483,175	$(483,603)	$1,495,169
Issuance of common shares on exercise of options (Note 16)	370,962	3	4,615	—	—	4,618
Issuance of common shares under the employee stock purchase plan (Note 16)	69,477	1	2,260	—	—	2,261
Net settlement on vesting of restricted share units (Note 16)	385,893	4	(2,081)	—	—	(2,077)
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—
Stock-based compensation expense (Note 16)	—	—	21,525	—	—	21,525
Comprehensive income (loss):
Net income (loss)	—	—	—	73,722	—	73,722
Other comprehensive income (loss)	—	—	—	—	4,340	4,340
Dividend ($0.085 per common share, Note 17)	—	—	—	(16,188)	—	(16,188)
Balance as of June 30, 2019	190,486,041	1,899	1,520,025	540,709	(479,263)	1,583,370

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2018	2019
Operating activities
Net income attributable to Genpact Limited shareholders	$129,269	$134,563
Net loss attributable to redeemable non-controlling interest	(761)	—
Net income	$128,508	$134,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,613	45,708
Amortization of debt issuance costs (including loss on extinguishment of debt)	979	864
Amortization of acquired intangible assets	19,762	16,605
Write-down of intangible assets and property, plant and equipment	850	3,511
Reserve for doubtful receivables	1,347	4,881
Unrealized loss (gain) on revaluation of foreign currency asset/liability	(7,350)	3,107
Equity-method investment activity, net	15	11
Stock-based compensation expense	18,724	39,987
Deferred income taxes	(4,194)	(4,242)
Others, net	294	(4,087)
Change in operating assets and liabilities:
Increase in accounts receivable	(4,548)	(86,329)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(71,559)	(68,115)
Increase (decrease) in accounts payable	6,289	(17,407)
Increase (decrease) in accrued expenses, other current liabilities, operating lease liabilities and other liabilities	(96,965)	23,730
Increase in income taxes payable	25,719	28,255
Net cash provided by operating activities	$49,484	$121,042
Investing activities
Purchase of property, plant and equipment	(37,703)	(30,392)
Payment for internally generated intangible assets (including intangibles under development)	(11,544)	(16,501)
Proceeds from sale of property, plant and equipment	309	1,562
Payment for business acquisitions, net of cash acquired	(728)	(6,305)
Payment for purchase of redeemable non-controlling interest	(4,730)	—
Net cash used for investing activities	$(54,396)	$(51,636)
Financing activities
Repayment of capital/finance lease obligations	(1,108)	(4,102)
Repayment of long-term debt	(20,000)	(17,000)
Proceeds from short-term borrowings	105,000	50,000
Repayment of short-term borrowings	(60,000)	(55,000)
Proceeds from issuance of common shares under stock-based compensation plans	9,388	11,477
Payment for net settlement of stock-based awards	(14,229)	(2,729)
Payment of earn-out/deferred consideration	(1,476)	(10,470)
Dividend paid	(28,648)	(32,307)
Payment for stock repurchased and retired	(130,103)	—
Payment for expenses related to stock repurchase	(82)	—
Net cash used for financing activities	$(141,258)	$(60,131)
Effect of exchange rate changes	(24,395)	359
Net increase (decrease) in cash and cash equivalents	(146,170)	9,275
Cash and cash equivalents at the beginning of the period	504,468	368,396
Cash and cash equivalents at the end of the period	$333,903	$378,030
Supplementary information
Cash paid during the period for interest	$21,808	$23,384
Cash paid during the period for income taxes	$34,809	$37,060
Property, plant and equipment acquired under capital/finance lease obligations	$668	$7,188

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has over 90,000 employees serving clients in key industry verticals from more than 30 countries.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. The General Electric Company (“GE”) accounted for 11% and 17% of receivables as of December 31, 2018 and June 30, 2019, respectively. GE accounted for 10% and 14% of total revenue for the six months ended June 30, 2018 and 2019, respectively.

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

(f) Revenue Recognition

The Company derives its revenue primarily from business process management including analytics, consulting and related digital solutions and information technology services which are provided primarily on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue when the promised services are delivered to customers for an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Revenues from services rendered under time-and-material and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for application development, maintenance and support services. Revenues from these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for services rendered between the last billing date and the balance sheet date.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Timing of revenue recognition may differ from the timing of invoicing. If a payment is received in respect of services prior to the delivery of services, the payment is recognized as an advance from the client and classified as a contract liability. Contract assets and contract liabilities relating to the same client contract are offset against each other and presented on a net basis in the consolidated financial statements.

Significant judgments

The Company often enters into contracts with its clients that include promises to transfer multiple products and services to the client. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgment.

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

As a result of the Company’s adoption of this new standard, all leases are classified as either operating leases or finance leases and are recorded on the balance sheet. The accounting for finance leases (capital leases under ASC 840) is substantially unchanged. The Company has elected the “package of practical expedients,” which allows the Company not to reassess, under the new standard, its prior conclusions about lease identification, lease classification and initial direct costs. The Company has also elected the practical expedients to not separate lease and non-lease components for all of its leases and to use the recognition exemptions for lease contracts that, at the commencement date, have a lease term of 12 months or less and do not contain a purchase option (“short-term leases”). As of January 1, 2019, the date of the Company’s initial application of ASC 842, the Company recognized its lease liabilities measured as the present value of lease payments not yet paid, discounted using the discount rate for the lease as of the date of initial application. The ROU asset for each existing lease as of the date of initial application includes an initial measurement of the lease liability adjusted for any lease payments made to the lessor at or before the date of initial application, accrued lease payments and any lease incentives received or any initial direct costs incurred by the Company as of the date of initial application. As a result of adoption of the ASC 842, the Company recognized additional lease liabilities of $328,978, and ROU assets of $309,687.

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

For all leases at the lease commencement date, a ROU asset and a lease liability are recognized. The lease liability represents the present value of the lease payments under the lease. Lease liabilities are initially measured at the present value of the lease payments not yet paid, discounted using the discount rate for the lease at lease commencement. The lease liabilities are subsequently measured on an amortized cost basis. The lease liability is adjusted to reflect interest on the liability and the lease payments made during the period. Interest on the lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability.

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

Significant judgments

The Company determines the lease term as the non-cancellable term of the lease, together with any periods covered by an option to extend the lease if it is reasonably certain to be exercised, or any periods covered by an option to terminate the lease, if it is reasonably certain not to be exercised.

Under certain of its leases, the Company has a renewal and termination option to lease assets for additional terms between one and five years. The Company applies judgment in evaluating whether it is reasonably certain to exercise the option to renew or terminate the lease. The Company considers all relevant factors that create an economic incentive for it to exercise the renewal or termination option. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within the Company’s control and affects its ability to exercise (or not to exercise) the option to renew or terminate.

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

Impact on consolidated financial statements

The following tables summarize the impact of the Company’s adoption of Topic 842 on its consolidated financial statements as of January 1, 2019.

	As reported December 31, 2018	Adoption of ASC 842 Increase/(Decrease)		Balance as of January 1, 2019
Prepaid expenses and other current assets	212,477	(3,529)	[1]	208,948
Operating lease ROU assets	-	273,732		273,732
Other assets: Finance lease ROU assets	-	35,955	[6]	35,955
Other assets	155,159	(5,126)	[3]	150,033
Property, plant and equipment, net	212,715	(2,343)	[2]	210,372

Accrued expenses and other current liabilities	571,350	(1,123)	[4]	570,227
Operating leases liability (current)	-	42,200		42,200
Operating leases liability (non-current)	-	258,378		258,378
Other liabilities	165,226	(767)	[5]	164,459

1.	Includes prepaid rent amounting to $3,160 and leasehold land amounting to $369, which have been reclassified to operating lease ROU assets and finance lease ROU assets, respectively.
2.	Represents vehicles recognized as capital leases under ASC 840 and reclassified as a finance lease ROU asset.
3.	Includes prepaid rent amounting to $284 and leasehold land amounting to $4,842, which have been reclassified to operating lease ROU assets and finance lease ROU assets, respectively.
4.

Includes accrued lease liabilities of $4,562 adjusted with operating lease ROU assets offset by additional current portion of finance lease liabilities of $3,439 recognized upon the adoption of ASC 842.

5.	Includes accrued lease liabilities of $25,728 adjusted with operating lease ROU assets offset by additional finance lease liabilities of $24,961 recognized upon the adoption of ASC 842.
6.	The balance is included in “other assets” in the consolidated balance sheet.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018 using the modified retrospective method, and the revenue recognition significant accounting policy is outlined in section (f) above.

The Company adopted ASC Topic 842, Leases, with a date of initial application of January 1, 2019 using the modified retrospective approach. The cumulative impact of the adoption of this standard has been described in section (g) above.

In March 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-01, Leases (Topic 842): Codification Improvement. The new standard contains several amendments to clarify the codification more generally and/or to correct unintended application of guidance. The changes in the new standard eliminate the requirement for transition disclosures related to Topic 250-10-50-3. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early application is permitted. In the quarter ended March 31, 2019, the Company adopted ASU 2019-01 effective January 1, 2019 and no prior periods have been adjusted.

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

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The ASU provides additional guidance on the recognition of credit losses and addresses partial-term fair value hedges, fair value hedge basis adjustments and certain transition requirements, among other things. The ASU also addresses the scope of the guidance on the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which foreign currency-denominated equity securities must be remeasured at historical exchange rates. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326).” The ASU provides final guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets measured at amortized cost (except held-to-maturity securities) using the fair value option.  The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

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

(a) riskCanvas Holdings, LLC

   On January 7, 2019, the Company acquired 100% of outstanding equity interests in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5,747. This amount includes cash consideration of $5,700, net of adjustment for working capital. No portion of the total consideration, payable in cash, was unpaid as of June 30, 2019. This acquisition expands the Company’s services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances its consulting capabilities for clients in the financial services industry.

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

(b) Barkawi Management Consultants GmbH & Co. KG and certain related entities

On August 30, 2018, the Company acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria (collectively referred to as “Barkawi”) for total purchase consideration of $101,307. This amount includes cash consideration of $95,625, net of cash acquired of $5,682. The total purchase consideration paid by the Company was $100,969, resulting in a payable of $338, which is outstanding as of June 30, 2019. During the quarter ended June 30, 2019, the Company recorded certain measurement period adjustments. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s supply chain management consulting capabilities.

In connection with the acquisition of Barkawi, the Company recorded $10,200 in customer-related intangibles and $1,800 in marketing related intangibles, which have a weighted average amortization period of three years. Goodwill arising from the acquisition amounted to $79,928, which has been allocated to the Company’s India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the consulting expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $1,842 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $17,314, assumed certain liabilities amounting to $8,827 and recognized a net deferred tax asset of $892. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

(c) Commonwealth Informatics Inc.

On July 3, 2018, the Company acquired 100% of the outstanding equity interest in Commonwealth Informatics Inc. (“Commonwealth”), a Massachusetts corporation, for preliminary purchase consideration of $17,938. This amount includes cash consideration of $16,123, net of cash acquired of $1,477, and preliminary adjustments for working capital and indebtedness. No portion of the total consideration, payable in cash, was unpaid as of June 30, 2019. During the quarter ended March 31, 2019, the Company recorded certain measurement period adjustments. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s signal management and pharmacovigilance capabilities for clients in the life sciences industry.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

	As of December 31,	As of June 30,
	2018	2019
Cash and other bank balances	368,396	378,030
Total	$368,396	$378,030

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31, 2018	Six months ended June 30, 2019
Opening balance as of January 1	$23,660	$23,960
Additions charged/reversal released to cost and expense	1,857	4,881
Deductions/effect of exchange rate fluctuations	(1,557)	(448)
Closing balance	$23,960	$28,393

Accounts receivable were $798,144 and $884,995, and reserves for doubtful receivables were $23,960 and $28,393, resulting in net accounts receivable balances of $774,184 and $856,602 as of December 31, 2018 and June 30, 2019, respectively. In addition, accounts receivable due after one year amounting to $4,099 and $3,975 as of December 31, 2018 and June 30, 2019, respectively, are included under “other assets” in the consolidated balance sheets.

Accounts receivable from related parties were $99 and $53 as of December 31, 2018 and June 30, 2019, respectively.  There are no doubtful receivables in amounts due from related parties.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2018 and June 30, 2019:

	As of December 31, 2018
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$44,099	$—	$44,099	$—
Deferred compensation plan assets (Note a, e)	1,613	—	—	1,613
Total	$45,712	$—	$44,099	$1,613
Liabilities
Earn-out consideration (Note b, d)	$17,073	$—	$—	$17,073
Derivative instruments (Note b, c)	35,245	—	35,245	—
Deferred compensation plan liability (Note b, f)	1,582	—	—	1,582
Total	$53,900	$—	$35,245	$18,655

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

	As of June 30, 2019
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$37,296	$—	$37,296	$—
Deferred compensation plan assets (Note a, e)	9,141	—	—	9,141
Total	$46,437	$—	$37,296	$9,141
Liabilities
Earn-out consideration (Note b, d)	$3,463	$—	$—	$3,463
Derivative instruments (Note b, c)	21,927	—	21,927	—
Deferred compensation plan liability (Note b, f)	8,994	—	—	8,994
Total	$34,384	$—	$21,927	$12,457

(a)	Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.

(b)	Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

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

(f)

The fair value of the deferred compensation plan liability is derived based on the fair value of the underlying assets in the insurance portfolio and is therefore classified within level 3 of the fair value hierarchy.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2018 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2019	2018	2019
Opening balance	$23,900	$7,476	$24,732	$17,073
Earn-out consideration payable in connection with acquisitions	—	—	—	—
Payments made on earn-out consideration	—	(4,098)	(1,476)	(14,098)
Change in fair value of earn-out consideration (Note a)	(650)	-	(633)	-
Others (Note b)	359	85	986	488
Closing balance	$23,609	$3,463	$23,609	$3,463

(a) Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

(b) “Others” is comprised of interest expense included in “interest income (expense), net” and the impact of changes in foreign exchange reported in “foreign exchange gains (losses), net” in the consolidated statements of income. This also includes a cumulative translation adjustment reported as a component of other comprehensive income (loss).

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2018 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Opening balance	$—	$8,066	$—	$1,613
Redemptions	—	—	—	—
Additions	—	820	—	6,985
Change in fair value of deferred compensation plan assets (Note a)	—	255	—	543
Closing balance	$—	$9,141	$—	$9,141

(a) Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2018 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Opening balance	$—	$7,935	$—	1,582
Redemptions	—	—	—	—
Additions	—	812	—	6,977
Change in fair value of deferred compensation plan liabilities (Note a)	—	247	—	435
Closing balance	$—	$8,994	$—	8,994

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

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2018	As of June 30, 2019	As of December 31, 2018	As of June 30, 2019
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,439,000	$1,248,000	$(3,643)	$10,476
United States Dollars (sell) Mexican Peso (buy)	—	6,000	—	284
United States Dollars (sell) Philippines Peso (buy)	55,800	35,700	(1,510)	186
Euro (sell) United States Dollars (buy)	136,412	116,055	4,804	4,985
Pound Sterling (buy) United States Dollars (sell)	128	—	(128)	—
Singapore Dollars (buy) United States Dollars (sell)	—	9,939	—	61
Euro (sell) Romanian Leu (buy)	41,198	20,486	(299)	(81)
Japanese Yen (sell) Chinese Renminbi (buy)	40,568	39,070	(2,195)	(1,830)
Pound Sterling (sell) United States Dollars (buy)	27,517	18,315	495	685
Australian Dollars (sell) United States Dollars (buy)	89,780	68,509	3,548	3,046
Interest rate swaps (floating to fixed)	507,425	492,515	7,782	(2,443)
			8,854	15,369

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2018	As of June 30, 2019	As of December 31, 2018	As of June 30, 2019
Assets
Prepaid expenses and other current assets	$23,038	$25,647	$11,490	$4,184
Other assets	$9,571	$7,465	$—	$—
Liabilities
Accrued expenses and other current liabilities	$15,148	$5,477	$225	$—
Other liabilities	$19,872	$16,450	$—	$—

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

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended June 30,						Six months ended June 30,
	2018			2019			2018			2019
	Before-tax amount	Tax (expense) or benefit	Net of tax amount	Before-tax amount	Tax (expense) or benefit	Net of tax amount	Before-tax amount	Tax (expense) or benefit	Net of tax amount	Before-tax amount	Tax (expense) or benefit	Net of tax amount
Opening balance	$26,357	$(6,931)	$19,426	$12,798	$(7,577)	$5,221	$50,529	$(14,436)	$36,093	$(2,411)	$(5,524)	$(7,935)
Adoption of ASU 2018-02	—	—	—	—	—	—	—	2,265	2,265	—	—	—
Net gains (losses) reclassified into statement of income on completion of hedged transactions	4,282	(760)	3,522	5,997	(1,864)	4,133	12,561	(2,376)	10,185	9,190	(3,603)	5,587
Changes in fair value of effective portion of outstanding derivatives, net	(32,352)	7,995	(24,357)	4,384	(364)	4,020	(48,245)	11,619	(36,626)	22,786	(4,156)	18,630
Gain/(loss) on cash flow hedging derivatives, net	(36,634)	8,755	(27,879)	(1,613)	1,500	(113)	(60,806)	13,995	(46,811)	13,596	(553)	13,043
Closing balance	$(10,277)	$1,824	$(8,453)	$11,185	$(6,077)	$5,108	$(10,277)	$1,824	$(8,453)	$11,185	$(6,077)	$5,108

The Company’s gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)					Amount of Gain (Loss) reclassified
	recognized in OCI on					from OCI into Statement of Income
Derivatives in	Derivatives (Effective Portion)					(Effective Portion)
Cash Flow	Three months ended		Six months ended		Location of Gain (Loss) reclassified from OCI into	Three months ended		Six months ended
Hedging	June 30,		June 30,		Statement of Income	June 30,		June 30,
Relationships	2018	2019	2018	2019	(Effective Portion)	2018	2019	2018	2019
Forward foreign exchange contracts	$(33,541)	$9,642	$(52,220)	$30,225	Revenue	$(1,295)	$1,549	$(2,769)	$2,522
Interest rate swaps	1,189	(5,258)	3,975	(7,439)	Cost of revenue	3,678	2,336	10,948	2,980
					Selling, general and administrative expenses	991	742	2,925	902
					Interest expense	908	1,370	1,457	2,786
	$(32,352)	$4,384	$(48,245)	$22,786		$4,282	$5,997	$12,561	$9,190

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

There are no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and six months ended June 30, 2018 and 2019, respectively.

Non-designated hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2018	2019	2018	2019
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(12,541)	$3,752	$(16,829)	$7,412
		$(12,541)	$3,752	$(16,829)	$7,412

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

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of June 30,
	2018	2019
Advance income and non-income taxes	$58,701	$82,904
Contract asset (Note 19)	22,472	25,489
Prepaid expenses	25,996	31,483
Derivative instruments	34,528	29,831
Employee advances	3,772	3,698
Deposits	2,758	1,774
Advances to suppliers	1,998	2,738
Others	62,252	47,246
	$212,477	$225,163

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31,	As of June 30,
	2018	2019
Property, plant and equipment, gross	$660,754	$682,046
Less: Accumulated depreciation and amortization	(448,039)	(470,802)
Property, plant and equipment, net	$212,715	$211,244

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Property, plant and equipment, net (Continued)

Depreciation expense on property, plant and equipment for the six months ended June 30, 2018 and 2019 was $24,634 and $28,474, respectively, and for the three months ended June 30, 2018 and 2019 was $12,360 and $15,058, respectively. Computer software amortization for the six months ended June 30, 2018 and 2019 amounted to $5,573 and $4,216, respectively, and for the three months ended June 30, 2018 and 2019 amounted to $2,760 and $1,248, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(502) and $(130) for the six months ended June 30, 2018 and 2019, respectively, and $(162) and $(97) for the three months ended June 30, 2018 and 2019, respectively.

The Company recorded a write-down to computer software during the three months ended June 30, 2018 as described in Note 10.

10. Goodwill and intangible assets

The following table presents the changes in goodwill:

	For the year ended December 31, 2018	For six months ended June 30, 2019
Opening balance	$1,337,122	$1,393,832
Goodwill relating to acquisitions consummated during the period	91,936	2,547
Impact of measurement period adjustments	816	(988)
Effect of exchange rate fluctuations	(36,042)	4,866
Closing balance	$1,393,832	$1,400,257

The total amount of goodwill deductible for tax purposes was $187,546 and $194,765 as of December 31, 2018 and June 30, 2019, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2018			As of June 30, 2019
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$368,558	$306,582	$61,976	$371,380	$319,702	$51,678
Marketing-related intangible assets	54,714	46,591	8,123	54,971	48,522	6,449
Technology-related intangible assets	76,790	33,976	42,814	129,698	43,698	86,000
Other intangible assets	1,204	1,077	127	1,221	1,164	57
Intangible assets under development	64,047	—	64,047	25,078	3,511	21,567
	565,313	388,226	177,087	582,348	416,597	165,751

Amortization expenses for intangible assets acquired as a part of business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the six months ended June 30, 2018 and 2019 were $19,762 and $16,605, respectively, and for the three months ended June 30, 2018 and 2019 were $9,826 and $8,096, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the six months ended June 30, 2018, and 2019 were $890 and $8,254, respectively, and for the three months ended June 30, 2018 and 2019 were $490 and $4,609, respectively.

Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(14) and $(35) for the six months ended June 30, 2018 and 2019, respectively, and $(5) and $(28) for the three months ended June 30, 2018 and 2019, respectively.

During the three months ended June 30, 2018, the Company tested for recoverability a group of assets comprised of computer software and a technology-related intangible asset as a result of the termination of related client contracts. Additionally, during the three months ended June 30, 2019, the Company tested for recoverability certain other technology-related intangible assets as a result of changes in the Company’s investment strategy. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $850 and $3,511 for the three months ended June 30, 2018 and June 30, 2019, respectively.  These write-downs have been recorded in other operating (income) expenses, net in the consolidated statement of income. The impairment related to computer software and technology-related intangible assets amounted to $512 and $338, respectively, for the three months ended June 30, 2018. For the three months ended June 30, 2019, the impairment of $3,511 relates to technology-related intangible assets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2018 and June 30, 2019, the limits available were $14,281 and $14,411, respectively, of which $7,389 and $6,351, respectively, were utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in Note 12. Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving credit facility bore interest at a rate equal to the London Inter-bank Offered Rate, or LIBOR, plus a margin of 1.375% as of December 31, 2018 and June 30, 2019. The unutilized amount on the revolving facility bore a commitment fee of 0.20% as of December 31, 2018 and June 30, 2019. As of December 31, 2018 and June 30, 2019, a total of $297,098 and $292,098, respectively, was utilized, of which $295,000 and $290,000, respectively, constituted funded drawdown and $2,098 and $2,098, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the six months ended June 30, 2019, the Company was in compliance with the financial covenants of the credit agreement.

12. Long-term debt

In August 2018, the Company amended its 2015 credit facility (the “2015 Facility”), which was comprised of an $800,000 term loan and a $350,000 revolving credit facility. The amended facility is comprised of a $680,000 term loan, which represents the outstanding balance under the 2015 Facility as of the date of amendment, and a $500,000 revolving credit facility. The amended facility expires on August 8, 2023. The amendment did not result in a substantial modification of $550,814 of the outstanding term loan under the 2015 Facility. Further, as a result of the amendment, the Company extinguished the outstanding term loan under the 2015 Facility of $129,186 and obtained additional funding of $129,186, resulting in no change to the outstanding principal of the term loan under the amended facility. In connection with the amendment, the Company expensed $2,029, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to the Company’s lenders related to the term loan. The overall borrowing capacity under the revolving credit facility increased from $350,000 to $500,000. The amendment of the revolving credit facility resulted in accelerated amortization of $82 relating to existing unamortized debt issuance cost. The remaining unamortized costs and an additional third-party fee paid in connection with the amendment will be amortized over the term of the amended facility, which will expire on August 8, 2023.

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the six months ended June 30, 2019, the Company was in compliance with the financial covenants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt (Continued)

As of December 31, 2018 and June 30, 2019, the amount outstanding under the term loan, net of debt amortization expense of $2,158 and $1,898, was $660,841 and $644,102, respectively. As of December 31, 2018 and June 30, 2019, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum. Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of June 30, 2019 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of June 30, 2019, net of debt amortization expense, is as follows:

Year ended	Amount
2019	$16,744
2020	33,509
2021	33,537
2022	33,564
2023	526,748
Total	$644,102

In March 2017, Genpact Luxembourg S.à.r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519, net of an underwriting fee of $1,481. The issuance was fully guaranteed by the Company. In connection with the offering, the Company incurred other debt issuance costs of $1,161. The total debt issuance cost of $2,642 is being amortized over the life of the notes as additional interest expense. As of December 31, 2018 and June 30, 2019, the amount outstanding under the notes, net of debt amortization expense of $1,713 and $1,453, was $348,287 and $348,547, respectively, which is payable on April 1, 2022. The Issuer will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option, may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets, and during the six months ended June 30, 2019, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%. In connection with the 3.70% senior notes private offering, the Issuer and the Company entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which the Issuer and the Company agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of June 30,
	2018	2019
Accrued expenses	$179,843	$185,504
Accrued employee cost	210,251	163,842
Earn-out consideration	16,875	3,354
Statutory liabilities	42,728	51,496
Retirement benefits	22,921	24,436
Derivative instruments	15,373	5,477
Contract liabilities (Note 19)	64,744	83,334
Finance lease liability	—	10,456
Capital lease obligations	1,808	—
Other liabilities	16,807	17,113
	$571,350	$545,012

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of June 30,
	2018	2019
Accrued employee cost	$6,341	$6,686
Earn-out consideration	198	109
Retirement benefits	50,370	52,537
Derivative instruments	19,872	16,450
Contract liabilities (Note 19)	53,796	60,052
Finance lease liability	—	26,185
Capital lease obligations	1,714	—
Others	32,935	16,807
	$165,226	$178,826

15. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Net defined benefit plan costs for the three and six months ended June 30, 2018 and 2019 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Service costs	$2,058	$2,358	$4,053	$4,331
Interest costs	939	1,269	1,934	2,341
Amortization of actuarial loss	235	280	555	597
Expected return on plan assets	(744)	(691)	(1,480)	(1,324)
Net defined benefit plan costs	$2,488	$3,216	$5,062	$5,945

Defined contribution plans

During the three and six months ended June 30, 2018 and 2019, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
India	$6,061	$7,387	$12,005	$13,952
U.S.	2,359	3,814	6,958	9,021
U.K.	3,187	4,233	5,324	6,656
China	4,408	4,645	8,802	9,418
Other regions	1,172	1,787	2,332	2,856
Total	$17,187	$21,866	$35,421	$41,903

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

The liability for the deferred compensation plan was $1,582 and $8,994 as of December 31, 2018 and June 30, 2019, respectively, and is included in “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $1,613 and $9,141 as of December 31, 2018 and June 30, 2019, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

The change in the fair value of Plan assets during the six months ended June 30, 2018 and 2019 was $0 and $543, respectively, and for the three months ended June 30, 2018 and 2019 was $0 and $255, respectively, which is included in “other income (expense), net” in the consolidated statements of income. The change in the fair value of deferred compensation liabilities during the six months ended June 30, 2018 and 2019 was $0 and $435, respectively, and for the three months ended June 30, 2018 and 2019 was $0 and $247, respectively, which is included in “selling, general and administrative expenses.”

16. Stock-based compensation

The Company has granted stock-based awards under the Genpact Limited 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Plan”) and the Genpact Limited 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”) to eligible persons, including employees, directors and certain other persons associated with the Company.

Under the 2007 Omnibus Plan, shares underlying awards forfeited, expired, terminated or cancelled under any of the Company’s predecessor plans were added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares.

On May 9, 2017, the Company’s shareholders approved the adoption of the Genpact Limited 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”), pursuant to which 15,000,000 Company common shares are available for issuance. The 2017 Omnibus Plan was amended and restated on April 5, 2019 to increase the number of common shares authorized for issuance by 8,000,000 shares to 23,000,000 shares. No grants may be made under the 2007 Omnibus Plan after the date of adoption of the 2017 Omnibus Plan.  Grants that were outstanding under the 2007 Omnibus Plan as of the date of Company’s adoption of the 2017 Omnibus Plan remain subject to the terms of the 2007 Omnibus Plan.

Stock-based compensation costs relating to the foregoing plans during the six months ended June 30, 2018 and June 30, 2019 were $18,343 and $39,483, respectively, and for the three months ended June 30, 2018 and 2019 were $10,746 and $21,252, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

The following table shows the significant assumptions used in determining the fair value of options granted in the six months ended June 30, 2018 and June 30, 2019.

	Six months ended June 30, 2018	Six months ended June 30, 2019
Dividend yield	0.95% - 0.99%	1.08%
Expected life (in months)	84	84
Risk-free rate of interest	2.67%-2.93%	2.63%
Volatility	22.67%-22.73%	21.38%

A summary of option activity during the six months ended June 30, 2019 is set out below:

	Six months ended June 30, 2019
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2019	7,261,675	$23.61	6.4		$-
Granted	1,771,068	27.70
Forfeited	(85,000)	29.91
Expired	-	-
Exercised	(506,497)	14.37			11,591
Outstanding as of June 30, 2019	8,441,246	$24.96	6.9		$110,867
Vested as of June 30, 2019 and expected to vest thereafter (Note a)	8,118,039	$24.84	6.9	$	107,567
Vested and exercisable as of June 30, 2019	3,177,073	$19.13	3.8		$60,250
Weighted average grant date fair value of grants during the period	$6.83

  (a) Options expected to vest reflect the application of an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of June 30, 2019, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $27,744, which will be recognized over the weighted average remaining requisite vesting period of 3.9 years.

Restricted share units

The Company has granted restricted share units, or RSUs, under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the six months ended June 30, 2019 is set out below:

	Six months ended June 30, 2019
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019	1,528,999	$27.45
Granted	263,668	33.85
Vested (Note a)	(525,867)	25.94
Forfeited	(126,719)	32.29
Outstanding as of June 30, 2019	1,140,081	$29.10
Expected to vest (Note b)	1,053,871

(a)

 525,867 RSUs that vested during the period were net settled upon vesting by issuing 446,692 shares (net of minimum statutory tax withholding).  In addition, 52,875 RSUs vested in 2018 were settled during the six months period ended June 30, 2019 by issuance of 52,405 shares (net of minimum statutory tax withholding).

(b)	The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of June 30, 2019, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $21,280, which will be recognized over the weighted average remaining requisite vesting period of 2 years.

Performance units

The Company also grants stock-based awards in the form of performance units, or PUs, and has granted PUs under both the 2007 and 2017 Omnibus Plans.

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

A summary of PU activity during the six months ended June 30, 2019 is set out below:

	Six months ended June 30, 2019
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2019	3,712,402	$28.40	3,712,402
Granted	1,554,743	34.60	3,109,486
Vested	-	-	-
Forfeited	(148,418)	28.34	(154,986)
Adjustment upon final determination of level of performance goal achievement (Note a)	(13,996)	30.68
Adjustment upon final determination of level of performance goal achievement (Note a)			(13,996)
Outstanding as of June 30, 2019	5,104,730	$30.28	6,652,906
Expected to vest (Note b)	5,335,585

(a)	Represents an adjustment made in March 2019 to the number of shares subject to the PUs granted in 2018 upon certification of the level of achievement of the performance targets underlying such awards.
(b)	The number of PUs expected to vest reflects the application of an estimated forfeiture rate and the expected achievement of higher-than-target performance for the PUs granted during the year.

As of June 30, 2019, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $79,204, which will be recognized over the weighted average remaining requisite vesting period of 2 years.

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

During the six months ended June 30, 2018 and 2019, 114,951 and 134,346 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the six months ended June 30, 2018 and 2019 was $381 and $504, respectively, and for the three months ended June 30, 2018 and 2019 was $191 and $274, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

17. Capital stock

Share repurchases

The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $1,250,000 under the Company’s existing share repurchase program. Since the Company’s share repurchase program was initially authorized in 2015, the Company has repurchased shares amounting to approximately $946,000, representing 36,631,068 common shares, at an average price of $25.82 per share.  This number includes shares repurchased under the Company’s 2017 accelerated share repurchase program.

During the six months ended June 30, 2019, the Company did not repurchase any of its common shares. During the six months ended June 30, 2018, the Company repurchased 4,114,882 of its common shares on the open market at a weighted average price of $31.62 per share for an aggregate cash amount of $130,103. Additionally, in the six months ended June 30, 2018, the Company received a final delivery of 163,975 common shares upon the settlement of the transaction under its 2017 accelerated share repurchase program. All repurchased shares were retired.

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

On February 7, 2019, the Company announced that its Board of Directors had approved a 13% increase in its quarterly cash dividend to $0.085 per share, up from $0.075 per share in 2018, representing a planned annual dividend of $0.34 per common share, up from $0.30 per share in 2018, payable to holders of the Company’s common shares. On March 20, 2019 and June 21, 2019, the Company paid dividends of $0.085 per share, amounting to $16,119 and $16,188 in the aggregate, to shareholders of record as of March 8, 2019 and June 12, 2019, respectively.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,465,442 and 3,533,041 for the six months ended June 30, 2018 and 2019, respectively, and 2,270,885 and 2,518,106 for the three months ended June 30, 2018 and 2019, respectively.

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Net income available to Genpact Limited common shareholders	$64,574	$73,722	$129,269	$134,563
Weighted average number of common shares used in computing basic earnings per common share	190,132,664	190,163,359	191,474,645	189,807,602
Dilutive effect of stock-based awards	3,233,310	4,602,688	3,352,627	4,272,525
Weighted average number of common shares used in computing dilutive earnings per common share	193,365,974	194,766,047	194,827,272	194,080,127
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.34	$0.39	$0.68	$0.71
Diluted	$0.33	$0.38	$0.66	$0.69

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues

Disaggregation of revenue

In the following tables, the Company’s revenue is disaggregated by customer classification, service type, major industrial vertical and location of service delivery center.

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
GE	$65,444	$118,604	$123,493	$227,609
Global clients	663,117	763,195	1,293,980	1,463,396
Total net revenues	$728,561	$881,799	$1,417,473	$1,691,005

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Business process outsourcing	$605,911	$742,977	$1,179,972	$1,424,240
Information technology services	122,650	138,822	237,501	266,765
Total net revenues	$728,561	$881,799	$1,417,473	$1,691,005

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Banking, financial services and insurance	$275,909	$274,791	$545,400	$512,943
Consumer goods, retail, life sciences and healthcare	213,801	272,797	418,528	529,411
High tech, manufacturing and services	238,851	334,211	453,545	648,651
Total net revenues	$728,561	$881,799	$1,417,473	$1,691,005

During the six months ended June 30, 2018, the Company reclassified the disaggregation of its revenue to reflect how the Company groups its clients into key industry verticals.

         Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
India	$464,922	$486,350	$854,056	$923,093
Asia, other than India	78,230	81,792	157,691	175,453
North and Latin America	151,840	208,048	304,120	389,811
Europe	33,569	105,609	101,606	202,648
Total net revenues	$728,561	$881,799	$1,417,473	$1,691,005

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

The following table provides details of the Company’s contract liabilities:

	Three months ended June 30,				Six months ended June 30,
	2018		2019		2018		2019
Particulars	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue
Opening balance	$34,570	$102,428	$26,048	$97,137	$26,266	$101,785	$22,892	$95,648
Impact of opening balance offset with contract asset	—	$24,427	4,328	$36,732	—	$21,348	3,821	$25,604
Gross opening balance	$34,570	$126,855	$30,376	$133,869	$26,266	$123,133	$26,713	$121,252
Additions	5,488	18,375	27,679	29,760	16,736	32,711	41,826	53,977
Effect of business combination	—	—	—	—	—	—	444	—
Revenue recognized	(8,959)	(21,752)	(8,618)	(15,599)	(11,903)	(32,356)	(19,530)	(27,327)
Currency translation adjustments	(758)	(781)	18	(106)	(758)	(791)	2	22
Others	—	—	(2,402)	—	—	—	(2,402)	—
Gross closing balance	$30,341	$122,697	$47,053	$147,924	$30,341	$122,697	$47,053	$147,924
Impact of closing balance offset with contract asset	—	(23,735)	(7,943)	(43,648)	—	(23,735)	(7,943)	(43,648)
Closing balance (Note a)	$30,341	$98,962	$39,110	$104,276	$30,341	$98,962	$39,110	$104,276

(a) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of June 30, 2019:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$143,386	83,334	44,390	13,323	2,339

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Net revenues (Continued)

The following table provides details of the Company’s contract assets:

Particulars	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Opening balance	$48,303	$46,951	$43,366	$45,035
Impact of opening balance offset with contract liability	24,427	41,062	21,348	29,425
Gross opening balance	$72,730	$88,013	$64,714	$74,460
Additions	5,428	21,985	19,518	49,098
Reduction in revenue recognized	(12,752)	(9,814)	(18,826)	(23,374)
Gross closing balance	$65,406	$100,184	$65,406	$100,184
Impact of closing balance offset with contract liability	(23,735)	(51,591)	(23,735)	(51,591)
Closing balance (Note b)	$41,671	$48,593	$41,671	$48,593

(b)	Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

The following table provides details of the Company’s contract cost assets

	Three months ended June 30,				Six months ended June 30,
	2018		2019		2018		2019
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$23,271	$139,164	$36,380	$144,423	$23,227	$139,284	$25,891	$134,302
Closing balance	24,808	137,370	35,593	156,585	24,808	137,370	35,593	156,585
Amortization	3,604	23,321	4,441	17,191	6,843	34,900	8,548	28,701

20. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Personnel expenses	$322,799	$421,924	$632,931	$802,102
Operational expenses	127,109	127,792	248,466	247,584
Depreciation and amortization	12,990	21,528	25,825	40,695
	$462,898	$571,244	$907,222	$1,090,381

21. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Personnel expenses	$126,626	$148,910	$254,694	$291,390
Operational expenses	46,920	45,286	87,309	91,496
Depreciation and amortization	2,620	2,116	5,272	4,828
	$176,166	$196,312	$347,275	$387,714

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

22. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Other operating (income) expense	$(51)	$(3,566)	$(286)	$(3,480)
Provision for impairment of intangible assets and property, plant and equipment	850	3,511	850	3,511
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(650)	—	(633)	—
Other operating (income) expense, net	$149	$(55)	$(69)	$31

23. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Interest income	$1,774	$1,026	$5,144	$2,790
Interest expense	(12,181)	(13,169)	(23,651)	(26,056)
Interest income (expense), net	$(10,407)	$(12,143)	$(18,507)	$(23,266)

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

The Company’s effective tax rate (“ETR”) was 22.8% for the six months ended June 30, 2019, up from 18.4% for the six months ended June 30, 2018. The increase in the Company’s effective tax rate is primarily due to the expiration of certain special economic zone benefits in India, tax costs relating to an internal restructuring, changes in the jurisdictional mix of the Company’s income, as well as certain tax benefits recorded in the six months ended June 30, 2018.

As of December 31, 2018, the Company had unrecognized tax benefits amounting to $26,722, including an amount of $25,485, which, if recognized, would impact the Company’s ETR.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for six months ended June 30, 2019:

2019
Opening balance at January 1	$26,722
Decrease related to prior year tax positions	(56)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(66)
Increase related to current year tax positions, including recorded in acquisition accounting	150
Effect of exchange rate changes	337
Closing balance at June 30	$27,087

The Company’s unrecognized tax benefits as of June 30, 2019 include an amount of $25,850, which, if recognized, would impact the Company’s ETR. As of December 31, 2018 and June 30, 2019 the Company had accrued approximately $5,081 and $5,525, respectively, in interest relating to unrecognized tax benefits. During the year ended December 31, 2018 and the six months ended June 30, 2019, the Company recognized approximately $467 and $444, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2018 and June 30, 2019, the Company had accrued approximately $995 and $922, respectively, for penalties.

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

The Company’s related party transactions can be categorized as follows:

Revenue from services

During the six months ended June 30 2018 and 2019, the Company recognized net revenues of $439 and $319, respectively, and for the three months ended June 30, 2018 and 2019, the Company recognized net revenues of $135 and $159, respectively, from a client that is a significant shareholder of the Company.

Cost of revenue

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the six months ended June 30, 2018 and 2019, cost of revenue includes an amount of $449 and $336, respectively, and for the three months ended June 30, 2018 and 2019, cost of revenue includes an amount of $258 and $118, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the six months ended June 30, 2018 and 2019, selling, general and administrative expenses include an amount of $90 and $54, respectively, and for the three months ended June 30, 2018 and 2019, selling, general and administrative expenses include an amount of $41 and $30, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the three and six months ended June 30, 2018 and 2019, the Company engaged a significant shareholder to provide certain services to the Company, the costs of which are included in selling, general and administrative expenses. For the six months ended June 30, 2018 and 2019, selling, general and administrative expenses include an amount of $10 and $82, respectively, and for the three months ended June 30, 2018 and 2019, selling, general and administrative expenses include an amount of $0 and $36, respectively, attributable to the cost of services provided by the Company’s significant shareholder.

Investment in equity affiliates

As of December 31, 2018 and June 30, 2019, the Company’s investments in its non-consolidating affiliates amounted to $836 and $842, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

26. Other Income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Government incentives	$10,196	$-	$25,696	$3,976
Other income (expense)	(448)	560	(398)	387
Other Income (expense), net	$9,748	$560	$25,298	$4,363

27. Commitments and contingencies

Capital commitments

As of December 31, 2018 and June 30, 2019, the Company has committed to spend $4,859 and $16,923, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $9,487 and $8,450 as of December 31, 2018 and June 30, 2019, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

Contingency

In February 2019, there was a judicial pronouncement in India with respect to defined contribution benefit payments interpreting certain statutory defined contribution obligations of employees and employers. It is not currently clear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation would result in an increase in contributions payable by the Company for past periods for certain of its India-based employees. There are numerous interpretative challenges concerning the retrospective application of the judgment. Due to such challenges and a lack of interpretive guidance, and based on legal advice the Company has obtained on the matter, it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make. Accordingly, the Company plans to obtain further clarity and will evaluate the amount of a potential provision, if any.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

28. Leases

The Company has leased buildings, vehicles, furniture and fixtures, leased lines, computer equipment and servers, and plants, machinery and equipment from various lessors. Certain lease agreements include options to terminate or extend the leases for up to 5 years. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for operating and finance leases for the three and six months ended June 30, 2019 are summarized below:

Finance lease cost	Three months ended June 30, 2019	Six months ended June 30, 2019
Amortization of ROU assets (Note a)	2,732	4,579
Interest on lease liabilities (Note b)	832	1,495
Operating lease cost (Note c)	17,919	32,028
Short-term lease cost (Note c)	144	228
Variable lease cost (Note c)	994	1,879
Total lease cost	22,621	40,209

a)	Included in “depreciation and amortization” in consolidated statements of income.

b)	Included in “interest income (expense), net” in consolidated statements of income.

c)	Included in “cost of revenue” and “selling, general and administrative expenses” in consolidated statements of income.

ROU relating to finance leases of $40,853 as of June 30, 2019 are included in “other assets.”

Other information

Weighted-average remaining lease term—finance leases	4.54 years
Weighted-average remaining lease term—operating leases	7.27 years
Weighted-average discount rate—finance leases	9.48%
Weighted-average discount rate—operating leases	6.94%

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	821	1,484
Operating cash flows from operating leases	18,150	34,486
Financing cash flows from finance leases	2,343	4,102

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

28. Leases (Continued)

The following table reconciles the undiscounted cash flows for the operating and finance leases at June 30, 2019 to the operating and finance lease liabilities recorded on the balance sheet:

Period range	Finance lease	Operating lease

2019	6,855	34,006
2020	11,294	64,367
2021	8,933	59,481
2022	6,186	52,364
2023	4,608	48,328
2024	4,469	40,683
Thereafter	1,851	119,668
Total lease payments	44,196	418,897
Less: Imputed interest	7,555	93,545
Total lease liabilities	36,641	325,352

29. Subsequent Events

Dividend

On July 24, 2019, the Company announced that its Board of Directors has declared a dividend for the third quarter of 2019 of $0.085 per common share, which is payable on September 20, 2019 to shareholders of record as of the close of business on September 11, 2019. The declaration of any future dividends will be at the discretion of the Board of Directors.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information

In March 2017, Genpact Luxembourg S.à r.l. (the “Issuer”), a wholly-owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering. See Note 12 for additional information. The issuance is fully and unconditionally guaranteed by the Company. The Company has prepared the following condensed consolidating financial statements, which set forth consolidated financial statements of the Issuer, the Company as parent guarantor and the non-guarantor subsidiaries of the Company, as well as intercompany elimination adjustments relating to intercompany transactions. Investments in subsidiaries have been accounted for using the equity method.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information (continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2019
	Issuer/ Subsidiary	Guarantor/Parent	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$13,082	$420	$364,528	$—	$378,030
Intercompany Accounts receivable, net	104,083	—	—	(104,083)	—
Accounts receivable, net	—	—	856,602	—	856,602
Intercompany loans	640,168	5,300	1,969,596	(2,615,064)	—
Intercompany other receivable	43,377	106,381	135,045	(284,803)	—
Prepaid expenses and other current assets	3	2,293	222,867	—	225,163
Total current assets	$800,713	$114,394	$3,548,638	$(3,003,950)	$1,459,795
Property, plant and equipment, net	158	—	211,086	—	211,244
Operating lease right-of-use assets	—	—	297,068	—	297,068
Intercompany loans	100,000	—	500,000	(600,000)	—
Deferred tax assets	—	—	78,807	—	78,807
Investment in subsidiaries	563,422	3,260,357	606,097	(4,429,876)	—
Investment in equity affiliates	—	—	842	—	842
Intercompany investment in debentures	491,969	118,393	—	(610,362)	—
Intercompany other receivable	—	61,483	—	(61,483)	—
Intangible assets, net	—	—	165,751	—	165,751
Goodwill	—	—	1,400,257	—	1,400,257
Contract cost assets	—	—	192,178	—	192,178
Other assets	509	—	206,306	—	206,815
Total assets	$1,956,771	$3,554,627	$7,207,030	$(8,705,671)	$4,012,757

Liabilities and equity
Current liabilities
Short-term borrowings	$100,000	$—	$190,000	$—	$290,000
Current portion of Intercompany loans	225,560	1,944,037	445,467	(2,615,064)	—
Current portion of long-term debt	4,434	—	29,064	—	33,498
Accounts payable	302	10	24,086	—	24,398
Intercompany accounts payable	—	—	104,083	(104,083)	—
Income taxes payable	—	—	64,818	—	64,818
Intercompany other payable	52,051	88,206	144,546	(284,803)	—
Accrued expenses and other current liabilities	5,655	4,467	534,890	—	545,012
Operating leases liability	—	—	45,425	—	45,425
Total current liabilities	$388,002	$2,036,720	$1,582,379	$(3,003,950)	$1,003,151
Long-term debt, less current portion	438,973	—	520,178	—	959,151
Operating leases liability	—	—	279,927	—	279,927
Deferred tax liabilities	—	—	8,332	—	8,332
Intercompany other payable	—	—	61,483	(61,483)	—
Intercompany loans and debenture, less current portion	500,000	—	710,363	(1,210,363)	—
Other liabilities	109	170	178,547	—	178,826
Total liabilities	$1,327,084	$2,036,890	$3,341,209	$(4,275,796)	$2,429,387

Shareholders' equity	629,687	1,517,737	3,865,821	(4,429,875)	1,583,370
Commitments and contingencies	—	—	—	—	—
Total liabilities and equity	$1,956,771	$3,554,627	$7,207,030	$(8,705,671)	$4,012,757

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information (continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Issuer/ Subsidiary	Guarantor/Parent	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,797	$2,505	$353,094	$—	$368,396
Intercompany Accounts receivable, net	89,958	—	—	(89,958)	—
Accounts receivable, net	—	—	774,184	—	774,184
Intercompany loans	447,578	1,300	1,835,608	(2,284,486)	—
Intercompany other receivable	33,224	52,783	117,537	(203,544)	—
Prepaid expenses and other current assets	2,242	1,278	208,957	—	212,477
Total current assets	$585,799	$57,866	$3,289,380	$(2,577,988)	$1,355,057
Property, plant and equipment, net	388	—	212,327	—	212,715
Intercompany loans	100,000	—	500,000	(600,000)	—
Deferred tax assets	—	—	74,566	—	74,566
Investment in subsidiaries	548,654	3,073,467	557,089	(4,179,210)	—
Investment in equity affiliates	—	—	836	—	836
Intercompany investment in debentures	571,919	50,393	—	(622,312)	—
Intercompany other receivable	—	83,169	—	(83,169)	—
Intangible assets, net	—	—	177,087	—	177,087
Goodwill	—	—	1,393,832	—	1,393,832
Contract cost assets	—	—	160,193	—	160,193
Other assets	682	—	154,477	—	155,159
Total assets	$1,807,442	$3,264,895	$6,519,787	$(8,062,679)	$3,529,445

Liabilities and equity
Current liabilities
Short-term borrowings	$100,000	$—	$195,000	$—	$295,000
Current portion of Intercompany loans	128,572	1,849,537	306,377	(2,284,486)	—
Current portion of long-term debt	4,961	—	28,522	—	33,483
Accounts payable	1,636	520	40,428	—	42,584
Intercompany accounts payable	—	—	89,958	(89,958)	—
Income taxes payable	—	—	33,895	—	33,895
Intercompany other payable	47,844	70,973	84,727	(203,544)	—
Accrued expenses and other current liabilities	5,248	5,157	560,945	—	571,350
Total current liabilities	$288,261	$1,926,187	$1,339,852	$(2,577,988)	$976,312
Long-term debt, less current portion	440,665	—	534,980	—	975,645
Deferred tax liabilities	—	—	8,080	—	8,080
Intercompany other payable	—	—	83,169	(83,169)	—
Intercompany loans and debenture, less current portion	500,000	—	722,312	(1,222,312)	—
Other liabilities	197	154	164,875	—	165,226
Total liabilities	$1,229,123	$1,926,341	$2,853,268	$(3,883,469)	$2,125,263

Shareholders' equity	578,319	1,338,554	3,666,519	(4,179,210)	1,404,182
Commitments and contingencies	—	—	—	—	—
Total liabilities and equity	$1,807,442	$3,264,895	$6,519,787	$(8,062,679)	$3,529,445

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Three months ended June 30, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$14,591	$—	$881,799	$(14,591)	$881,799
Cost of revenue	—	—	571,244	—	571,244
Gross profit	$14,591	$—	$310,555	$(14,591)	$310,555

Operating expenses:
Selling, general and administrative expenses	2,461	5,827	202,615	(14,591)	196,312
Amortization of acquired intangible assets	—	—	8,096	—	8,096
Other operating (income) expense, net	—	—	(55)	—	(55)
Income (loss) from operations	$12,130	$(5,827)	$99,899	$-	$106,202
Foreign exchange gains (losses), net	(452)	(9)	812	—	351
Interest income (expense), net	(5,474)	—	(6,669)	—	(12,143)
Intercompany interest income (expense), net	17,740	(4,166)	(13,574)	—	—
Other income (expense), net	64	—	496	—	560
Income (loss) before equity-method investment activity, net and income tax expense	$24,008	$(10,002)	$80,964	$—	$94,970
Gain (loss) on equity-method investment activity, net	114	83,724	22,189	(106,042)	(15)
Income before income tax expense	$24,122	$73,722	$103,153	$(106,042)	$94,955
Income tax expense	1,820	—	19,413	—	21,233
Net income	$22,302	$73,722	$83,740	$(106,042)	$73,722
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—
Net income attributable to Genpact Limited shareholders	$22,302	$73,722	$83,740	$(106,042)	$73,722

Condensed Consolidating Statement of Income (Loss)

	Six months ended June 30, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$26,023	$—	$1,691,005	$(26,023)	$1,691,005
Cost of revenue	—	—	1,090,381	—	1,090,381
Gross profit	$26,023	$—	$600,624	$(26,023)	$600,624

Operating expenses:
Selling, general and administrative expenses	5,388	14,775	393,573	(26,023)	387,714
Amortization of acquired intangible assets	—	—	16,605	—	16,605
Other operating (income) expense, net	—	—	31	—	31
Income (loss) from operations	$20,635	$(14,775)	$190,415	$—	$196,274
Foreign exchange gains (losses), net	503	(33)	(3,551)	—	(3,081)
Interest income (expense), net	(10,815)	—	(12,451)	—	(23,266)
Intercompany interest income (expense), net	36,442	(9,335)	(27,107)	—	—
Other income (expense), net	30	—	4,333	—	4,363
Income (loss) before equity-method investment activity, net and income tax expense	$46,795	$(24,143)	$151,638	$—	$174,290
Gain (loss) on equity-method investment activity, net	2,099	158,705	43,334	(204,149)	(11)
Income before income tax expense	$48,894	$134,562	$194,972	$(204,149)	$174,279
Income tax expense	3,460	—	36,256	—	39,716
Net income	$45,434	$134,562	$158,716	$(204,149)	$134,563
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—
Net income attributable to Genpact Limited shareholders	$45,434	$134,562	$158,716	$(204,149)	$134,563

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information (continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
	Three months ended June 30, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$22,302	$73,722	$83,740	$(106,042)	$73,722	$—
Other comprehensive income:
Currency translation adjustments	7,374	4,236	4,236	(11,610)	4,236	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(1,230)	(113)	(113)	1,343	(113)	—
Retirement benefits, net of taxes	(4)	217	217	(213)	217	—
Other comprehensive income (loss)	6,140	4,340	4,340	(10,480)	4,340	—
Comprehensive income (loss)	$28,442	$78,062	$88,080	$(116,522)	$78,062	$—

	Six months ended June 30, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$45,434	$134,562	$158,716	$(204,149)	$134,563	$—
Other comprehensive income:
Currency translation adjustments	7,465	14,727	14,727	(22,192)	14,727	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(1,537)	13,043	13,043	(11,506)	13,043	—
Retirement benefits, net of taxes	8	427	427	(435)	427	—
Other comprehensive income (loss)	5,936	28,197	28,197	(34,133)	28,197	—
Comprehensive income (loss)	$51,370	$162,759	$186,913	$(238,282)	$162,760	$—

	Three months ended June 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$27,987	$64,574	$82,234	$(110,221)	$64,574	$—
Other comprehensive income:
Currency translation adjustments	(47,357)	(73,681)	(73,681)	121,038	(73,681)	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(26,429)	(27,879)	(26,429)	52,858	(27,879)	—
Retirement benefits, net of taxes	(7)	617	(7)	14	617	—
Other comprehensive income (loss)	(73,793)	(100,943)	(100,117)	173,910	(100,943)	—
Comprehensive income (loss)	$(45,806)	$(36,369)	$(17,883)	$63,689	$(36,369)	$—

	Six months ended June 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$62,045	$129,269	$158,812	$(220,857)	$129,269	$(761)
Other comprehensive income:
Currency translation adjustments	(53,709)	(83,016)	(83,016)	136,725	(83,016)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(42,110)	(46,811)	(45,361)	87,471	(46,811)	—
Retirement benefits, net of taxes	73	1,130	506	(579)	1,130	—
Other comprehensive income (loss)	(95,746)	(128,697)	(127,871)	223,617	(128,697)	(424)
Comprehensive income (loss)	$(33,701)	$572	$30,941	$2,760	$572	$(1,185)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information (continued)

Condensed Consolidating Statement of Cash Flow

	Six months ended June 30, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(173,237)	$(5,023)	$(31,275)	$330,578	$121,042
Investing activities
Purchase of property, plant and equipment	—	—	(30,392)	—	(30,392)
Payment for internally generated intangible assets (including intangibles under development)	—	—	(16,501)	—	(16,501)
Proceeds from sale of property, plant and equipment	—	—	1,562	—	1,562
Investment in subsidiaries	(6,586)	—	6,586	—	—
Payment for issuance of bonds, intercompany	—	(103,100)	—	103,100	—
Proceeds from redemption of debentures, intercompany	86,818	35,100	—	(121,918)	—
Payment for business acquisitions, net of cash acquired	—	—	(6,305)	—	(6,305)
Payment for purchase of redeemable non-controlling interest	—	—	—	—	—
Net cash (used for) provided by investing activities	$80,232	$(68,000)	(45,050)	$(18,818)	$(51,636)
Financing activities
Repayment of capital lease obligations	—	—	(4,102)	—	(4,102)
Proceeds from long-term debt	—	—	—	—	—
Repayment of long-term debt	(2,500)	—	(14,500)	—	(17,000)
Proceeds from short-term borrowings	—	—	50,000	—	50,000
Repayment of short-term borrowings	—	—	(55,000)	—	(55,000)
Proceeds from intercompany loans	101,988	101,500	149,403	(352,890)	—
Repayment of intercompany loans	(5,000)	(7,000)	(10,312)	22,312	—
Proceeds from issuance of common shares under stock-based compensation plans	—	11,477	—	—	11,477
Payment for net settlement of stock-based awards	—	(2,729)	—	—	(2,729)
Payment of earn-out/deferred consideration	—	—	(10,470)	—	(10,470)
Dividend paid	—	(32,307)	—	—	(32,307)
Proceeds from issuance of bonds, intercompany	—	—	103,100	(103,100)	—
Payment for redemption of debentures, intercompany	—	—	(121,918)	121,918	—
Net cash (used for) provided by financing activities	$94,488	$70,940	$86,201	$(311,760)	$(60,131)
Effect of exchange rate changes	(1,196)	(1)	1,556	—	359
Net increase (decrease) in cash and cash equivalents	1,482	(2,084)	9,876	—	9,275
Cash and cash equivalents at the beginning of the period	12,797	2,505	353,094	—	368,396
Cash and cash equivalents at the end of the period	$13,082	$420	$364,528	$—	$378,030

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

30. Guarantor financial information (continued)

Condensed Consolidating Statement of Cash Flow

	Six months ended June 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(64,501)	$1,114	$(110,032)	$222,903	$49,484
Investing activities
Purchase of property, plant and equipment	—	—	(37,703)	—	(37,703)
Payment for internally generated intangible assets	—	—	(11,544)	—	(11,544)
Proceeds from sale of property, plant and equipment	—	—	309	—	309
Investment in equity affiliates	—	—	—	—	—
Investment in subsidiaries	(2,000)	—	2,063	(63)	—
Proceeds from redemption of debentures, intercompany	91,761	—	—	(91,761)	—
Payment for business acquisitions, net of cash acquired	—	—	(728)	—	(728)
Payment for purchase of redeemable non-controlling interest	—	—	(4,730)	—	(4,730)
Net cash (used for) provided by investing activities	$89,761	$—	$(52,333)	$(91,824)	$(54,396)
Financing activities
Repayment of capital lease obligations	—	—	(1,108)	—	(1,108)
Repayment of long-term debt	—	—	(20,000)	—	(20,000)
Proceeds from short-term borrowings	—	—	105,000	—	105,000
Repayment of short-term borrowings	—	—	(60,000)	—	(60,000)
Proceeds from intercompany loans	32,000	212,500	170,657	(415,157)	—
Repayment of intercompany loans	(53,978)	(51,500)	(86,839)	192,317	—
Proceeds from issuance of common shares under stock-based compensation plans	—	9,388	—	—	9,388
Payment for net settlement of stock-based awards	—	(14,229)	—	—	(14,229)
Payment of earn-out/deferred consideration	—	—	(1,476)	—	(1,476)
Dividend paid	—	(28,648)	—	—	(28,648)
Payment for stock repurchased and retired	—	(130,103)	—	—	(130,103)
Payment for expenses related to stock repurchase	—	(82)	—	—	(82)
Payment for redemption of debentures, intercompany	—	—	(91,761)	91,761	—
Net cash (used for) provided by financing activities	$(21,978)	$(2,674)	$14,473	$(131,079)	$(141,258)
Effect of exchange rate changes	(3,463)	—	(20,932)	—	(24,395)
Net increase (decrease) in cash and cash equivalents	3,282	(1,560)	(147,892)	—	(146,170)
Cash and cash equivalents at the beginning of the period	4,507	2,136	497,825	—	504,468
Cash and cash equivalents at the end of the period	$4,326	$576	$329,001	$—	$333,903

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

•	our ability to comply with data protection laws and regulations and to maintain the security and confidentiality of personal and other sensitive data of our clients, employees or others;
•	our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services industry;
•	our ability to successfully consummate or integrate strategic acquisitions;
•	our ability to maintain pricing and asset utilization rates;
•	our ability to hire and retain enough qualified employees to support our operations;
•	increases in wages in locations in which we have operations;
•	our ability to service our defined contribution benefit plan payment obligations;
•	clarification as to the possible retrospective application of a judicial pronouncement in India regarding our defined benefit plan payment obligations;
•	our relative dependence on the General Electric Company (“GE”) and our ability to maintain our relationships with divested GE businesses;
•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR, including the pending global phase-out of LIBOR, and changes to our credit ratings;
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

We undertake no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Form 10-Q and Form 8-K reports to the Securities and Exchange Commission, or the SEC.

Overview

We are a global professional services firm that focuses on business transformation. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 90,000 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Victoria Place, 5th Floor, 31 Victoria Street, Hamilton HM 10, Bermuda.

In the quarter ended June 30, 2019, we had net revenues of $881.8 million, of which $763.2 million, or 86.5%, was from clients other than GE, which we refer to as Global Clients, with the remaining $118.6 million, or 13.5%, coming from GE.

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

On August 30, 2018, we acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria for total purchase consideration of $101.3 million. This amount includes cash consideration of $95.6 million, net of cash acquired of $5.7 million. This acquisition enhances our supply chain management consulting capabilities. Goodwill arising from the acquisition amounted to $79.9 million, which has been allocated to our India reporting unit and is partially deductible for tax purposes. The goodwill represents primarily the acquired consulting expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of our existing operations.

On July 3, 2018, we acquired 100% of the outstanding equity interest in Commonwealth Informatics Inc., a Massachusetts corporation, for purchase consideration of $17.9 million. This amount includes cash consideration of $16.1 million, net of cash acquired of $1.5 million, and adjustments for working capital and indebtedness. This acquisition enhances our signal management and pharmacovigilance capabilities for clients in the life sciences industry. Goodwill arising from the acquisition amounted to $11.6 million, which has been allocated to our India reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

Secondary Offerings

On February 15, 2019, we completed a secondary offering of our common shares, pursuant to which certain of our shareholders affiliated with Bain Capital Investors, LLC, namely Glory Investments A Limited and its affiliated assignees, together with their co-investor, GIC Private Limited (collectively, the “Selling Shareholders”), sold 10.0 million common shares at a price of $32.215 per share in an underwritten public offering, with Goldman Sachs & Co. acting as the sole underwriter. All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.

On May 24, 2019, we completed a secondary offering of our common shares, pursuant to which certain of our shareholders affiliated with Bain Capital Investors, LLC, namely Glory Investments A Limited and its affiliated assignees, together with their co-investor, GIC Private Limited (collectively, the “Selling Shareholders”), sold 10.0 million common shares at a price of $36.01 per share in an underwritten public offering, with Citigroup Global Markets, Inc. acting as the sole underwriter. All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.

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

We adopted the new accounting standard for leases effective January 1, 2019, using the modified retrospective adoption approach. For further discussion and additional disclosure regarding our adoption of this standard, see Note 2 “Summary of significant accounting policies” and Note 28 — “Leases” under Part I, Item 1— “Financial Statements” above.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2018 and 2019.

					Percentage Change
					Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2018	2019	2018	2019	2019 vs. 2018	2019 vs. 2018
	(dollars in millions)		(dollars in millions)
Net revenues—GE*	$65.4	$118.6	$123.5	$227.6	81.2%	84.3%
Net revenues—Global Clients*	663.1	763.2	1,294.0	1,463.4	15.1%	13.1%
Total net revenues	728.6	881.8	1,417.5	1,691.0	21.0%	19.3%
Cost of revenue	462.9	571.2	907.2	1,090.4	23.4%	20.2%
Gross profit	265.7	310.6	510.3	600.6	16.9%	17.7%
Gross profit margin	36.5%	35.2%	36.0%	35.5%
Operating expenses
Selling, general and administrative expenses	176.2	196.3	347.3	387.7	11.4%	11.6%
Amortization of acquired intangible assets	9.8	8.1	19.8	16.6	(17.6)%	(16.0)%
Other operating (income) expense, net	0.1	(0.1)	(0.1)	—	(137.1)%	(144.7)%
Income from operations	79.5	106.2	143.3	196.3	33.5%	37.0%
Income from operations as a percentage of net revenues	10.9%	12.0%	10.1	11.6%
Foreign exchange gains (losses), net	2.8	0.4	7.6	(3.1)	(87.5)%	(140.5)%
Interest income (expense), net	(10.4)	(12.1)	(18.5)	(23.3)	16.7%	25.7%
Other income (expense), net	9.7	0.6	25.3	4.4	(94.3)%	(82.8)%
Income before equity-method investment activity, net and income tax expense	81.7	95.0	157.7	174.3	16.3%	10.5%
Equity-method investment activity, net	—	—	—	—	(2.2)%	(26.1)%
Income before income tax expense	81.7	95.0	157.7	174.3	16.3%	10.5%
Income tax expense	17.1	21.2	29.2	39.7	24.3%	36.2%
Net income	64.6	73.7	128.5	134.6	14.2%	4.7%
Net income attributable to redeemable non-controlling interest	—	—	0.8	—	—%	(100.0)%
Net income attributable to Genpact Limited common shareholders	$64.6	$73.7	$129.3	$134.6	14.2%	4.1%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	8.9%	8.4%	9.1%	8.0%

*

During the second quarter of 2019, GE divested certain businesses that we continue to serve. The GE and Global Client revenues reported in this Quarterly Report reflect the reclassification of revenue from such GE-divested businesses as Global Client revenue in the second quarter of 2019. Without giving effect to such reclassification, Global Client and GE revenues for the second quarter of 2019 were $760.3 million and $121.5 million, respectively, and Global Client and GE revenues for the first half of 2019 were $1,460.5 million and $230.5 million, respectively.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net revenues. Our net revenues were $881.8 million in the second quarter of 2019, up $153.2 million, or 21.0%, from $728.6 million in the second quarter of 2018. The growth in our net revenues was driven primarily by an increase in business process outsourcing, or BPO, services delivered both to Global Clients and GE, in particular our transformation (analytics, consulting and digital) services, including ramp-ups related to recent large deals, and incremental revenue from acquisitions completed after the second quarter of 2018. Adjusted for foreign exchange, primarily the impact of changes in the value of the euro and the U.K. pound sterling against the U.S. dollar, our net revenues grew 22% compared to the second quarter of 2018 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and are adjusted for hedging gains/losses.

Our average headcount increased by 14.7% to approximately 89,900 in the second quarter of 2019 from approximately 78,400 in the second quarter of 2018.

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Global Clients:
BPO services	$568.6	$660.3	16.1%
IT services	94.5	102.9	8.9
Total net revenues from Global Clients	$663.1	$763.2	15.1%
GE:
BPO services	37.3	82.7	121.7%
IT services	28.2	35.9	27.6
Total net revenues from GE	$65.4	$118.6	81.2%
Total net revenues from BPO services	605.9	743.0	22.6%
Total net revenues from IT services	122.7	138.8	13.2
Total net revenues	$728.6	$881.8	21.0%

Net revenues from Global Clients in the second quarter of 2019 were $763.2 million, up $100.1 million, or 15.1%, from $663.1 million in the second quarter of 2018. This increase was primarily driven by growth in several of our verticals, including capital markets, high tech, infrastructure, manufacturing and services, consumer goods and life sciences. As a percentage of total net revenues, net revenues from Global Clients decreased from 91.0% in the second quarter of 2018 to 86.5% in the second quarter of 2019 due to the significant growth in GE revenues.

Net revenues from GE in the second quarter of 2019 were $118.6 million, up $53.2 million, or 81.2%, from the second quarter of 2018, driven by services delivered in connection with a large new contract signed in the fourth quarter of 2018, as well as an increase in transformation services project engagements in the second quarter of 2019. Net revenues from GE increased as a percentage of our total net revenues from 9% in the second quarter of 2018 to 13.5% in the second quarter of 2019.

During the second quarter ended June 30, 2019, GE divested certain businesses that we continue to serve. Net revenues from Global Clients and GE reported above and elsewhere in this Quarterly Report reflect the reclassification of net revenues from such GE-divested businesses as Global Client net revenues in the second quarter of 2019. From time to time, we present net revenues from GE and Global Clients without the impact of such reclassifications in order to provide a consistent view of quarterly trends in our Global Client and GE businesses. Without giving effect to such reclassifications in the second quarter of 2019, net revenues from Global Clients and GE for the second quarter of 2019 were $760.3 million and $121.5 million, respectively.

Net revenues from BPO services in the second quarter of 2019 were $743.0 million, up $137.1 million, or 22.6%, from $605.9 million in the second quarter of 2018. This increase was primarily attributable to an increase in services, in particular transformation services, delivered to clients primarily in connection with large contracts signed in the second half of 2018. Net revenues from IT services were $138.8 million in the second quarter of 2019, up $16.1 million, or 13.2%, from $122.7 million in the second quarter of 2018.

Net revenues from BPO services as a percentage of total net revenues increased to 84.3% in the second quarter of 2019 from 83.2% in the second quarter of 2018, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$322.8	$421.9	44.3%	47.9%
Operational expenses	127.1	127.8	17.4	14.5
Depreciation and amortization	13.0	21.5	1.8	2.4
Cost of revenue	$462.9	$571.2	63.5%	64.8%
Gross margin	36.5%	35.2%

Cost of revenue was $571.2 million in the second quarter of 2019, up $108.3 million, or 23.4%, from the second quarter of 2018. Wage inflation, increases in our operational headcount, including in the number of onshore personnel, in particular for transformation services delivery and additional headcount from large deal rebadge activity, and higher stock-based compensation expense contributed to the increase in cost of revenue, offset by improved utilization of transformation services resources in the second quarter of 2019 compared to the second quarter of 2018.

Our gross margin decreased from 36.5% in the second quarter of 2018 to 35.2% in the second quarter of 2019, driven primarily by lower initial gross margins associated with large, new onshore deals and an increase in stock-based compensation expense, partially offset by improved utilization of transformation services resources and improved operating leverage.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 44.3% in the second quarter of 2018 to 47.9% in the second quarter of 2019. Personnel expenses in the second quarter of 2019 were $421.9 million, up $99.1 million, or 30.7%, from $322.8 million in the second quarter of 2018. The impact of wage inflation, an approximately 10,800-person, or 16.1%, net increase in our operational headcount, including an increase in the number of onshore personnel, particularly related to new large deals and transformation services delivery, and higher stock-based compensation expense resulted in higher personnel expenses in the second quarter of 2019 compared to the second quarter of 2018.

Operational expenses. Operational expenses as a percentage of total net revenues decreased from 17.4% in the second quarter of 2018 to 14.5% in the second quarter of 2019, largely due to improved operational efficiencies. Operational expenses in the second quarter of 2019 were $127.8 million, up $0.7 million, or 0.6%, from the second quarter of 2018 primarily due to an increase in onshore infrastructure expenses, partially offset by lower communication costs and consultancy charges.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues increased from 1.8% in the second quarter of 2018 to 2.4% in the second quarter of 2019. Depreciation and amortization expenses as a component of cost of revenue were $21.5 million, up $8.5 million, or 65.7%, from the second quarter of 2018. This increase was primarily due to the expansion of certain existing facilities and new assets, including technology-related intangible assets, acquired/capitalized after the second quarter of 2018, and additional finance leases recognized on the adoption of a new lease standard in 2019.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended June 30,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$126.6	$148.9	17.4%	16.9%
Operational expenses	46.9	45.3	6.4	5.1
Depreciation and amortization	2.6	2.1	0.4	0.2
Selling, general and administrative expenses	$176.2	$196.3	24.2%	22.2%

SG&A expenses as a percentage of total net revenues decreased from 24.2% in the second quarter of 2018 to 22.2% in the second quarter of 2019, primarily due to operating leverage with the increase in sales. SG&A expenses were $196.3 million, up $20.1 million, or 11.4%, from the second quarter of 2018. This increase in expenses was primarily due to wage inflation, a net increase in our support personnel headcount and an increase in stock-based compensation, which was partially offset by lower sales and marketing expenses in the second quarter of 2019.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased from 17.4% in the second quarter of 2018 to 16.9% in the second quarter of 2019. This decrease was primarily due to improved operating leverage and savings from functional efficiency initiatives. Personnel expenses as a component of SG&A expenses were $148.9 million, up $22.3 million, or 17.6%, from the second quarter of 2018. This increase is primarily due to wage inflation, a net increase in our support personnel headcount and higher stock-based compensation expense in the second quarter of 2019 compared to the second quarter of 2018.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 6.4% in the second quarter of 2018 to 5.1% in the second quarter of 2019. Operational expenses as a component of SG&A expenses were $45.3 million, down $1.6 million, or 3.5%, from the second quarter of 2018. This decrease was primarily due to lower sales and marketing expenses in the second quarter of 2019 compared to the second quarter of 2018.

Depreciation and amortization. As a percentage of total net revenues, depreciation and amortization expenses decreased from 0.4% in the second quarter of 2018 to 0.2% in the second quarter of 2019. Depreciation and amortization expenses as a component of SG&A expenses were $2.1 million, down $0.5 million, or 19.2%, from the second quarter of 2018.

Amortization of acquired intangibles. Non-cash charges related to amortization of acquired intangibles were $8.1 million in the second quarter of 2019, down $1.7 million, or 17.6%, from the second quarter of 2018.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Three Months Ended June 30,		Increase/(Decrease)
	2018	2019	2019 vs 2018
	(dollars in millions)
Other operating (income) expense	$0.1	$(0.1)	NM*	%
Other operating (income) expense, net	$0.1	$(0.1)	NM*	%
Other operating (income) expense, net as a percentage of total net revenues	—%	—%

* Not Measurable

Other operating income, net of expense, was $0.1 million in the second quarter of 2019, compared to $(0.1) million in the second quarter of 2018. In the second quarter of 2019, we recorded a gain related to a doubtful capital advance for a parcel of land in India, which was largely offset by an impairment charge on technology-related intangible assets.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 10.9% in the second quarter of 2018 to 12.0% in the second quarter of 2019. Income from operations increased by $26.7 million to $106.2 million in the second quarter of 2019 from $79.5 million in the second quarter of 2018.

Foreign exchange gains (losses), net. Foreign exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and related foreign exchange contracts. We recorded a net foreign exchange gain of $0.4 million in the second quarter of 2019, compared to an exchange gain of $2.8 million in the second quarter of 2018. The gains in the second quarters of 2018 and 2019 resulted primarily from gains on fair value hedges, partially offset by losses on remeasurement resulting from the depreciation of the Indian rupee against the U.S. dollar during such quarters.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three Months Ended June 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Interest income	$1.8	$1.1	(42.2)%
Interest expense	(12.2)	(13.2)	8.1
Interest income (expense), net	$(10.4)	$(12.1)	16.7%
Interest income (expense), net as a percentage of total net revenues	(1.4)%	(1.4)%

Our net interest expense increased by $1.7 million in the second quarter of 2019 compared to the second quarter of 2018 due to a $1.0 million increase in interest expense and a $0.7 million decrease in interest income. The increase in interest expense was primarily due to (i) higher drawdown on our revolving credit facility in the second quarter of 2019 compared to the second quarter of 2018 and (ii) higher interest expense recognized under finance leases. Due to an increase in LIBOR, our interest expense on the term loan under our LIBOR-linked credit facility increased, largely offset by higher gains on interest rate swaps in the second quarter of 2019 compared to the second quarter of 2018, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income decreased by $0.7 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to lower account balances in India, where we earn higher interest rates on our deposits compared to other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.2% in the second quarter of 2018 to 3.4% in the second quarter of 2019.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2018	2019	2019 vs 2018
	(dollars in millions)
Government incentives	$10.2	$-	(100)%
Other income/(expense)	(0.5)	0.6	(225.1)
Other income (expense), net	$9.7	$0.6	(94.3)%
Other income (expense), net as a percentage of total net revenues	1.3%	0.1%

Our net other income was $0.6 million in the second quarter of 2019, down $9.1 million from net other income of $9.7 million in the second quarter of 2018. This decrease is primarily due to income in connection with an export subsidy recorded in the second quarter of 2018, compared to no such income in the second quarter of 2019. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and was available for eligible export services until March 31, 2019.

Income tax expense. Our income tax expense was $21.2 million in the second quarter of 2019, up from $17.1 million in the second quarter of 2018, representing an effective tax rate, or ETR, of 22.4%, up from 20.9% in the second quarter of 2018. The increase in our effective tax rate is primarily due to the expiration of certain special economic zone benefits in India.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues was 8.4% in the second quarter of 2019, down from 8.9% in the second quarter of 2018. Net income attributable to our common shareholders increased by $9.1 million, from $64.6 million in the second quarter of 2018 to $73.7 million in the second quarter of 2019.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net revenues. Our net revenues were $1,691.0 million in the first half of 2019, up $273.5 million, or 19.3%, from $1,417.5 million in the first half of 2018. The growth in our net revenues was driven primarily by an increase in BPO services delivered to our Global Clients and GE, in particular transformation services and ramp-ups of services in connection with recent large deals, and incremental revenue from acquisitions completed after the first half of 2018. Adjusted for foreign exchange, primarily the impact of changes in the value of the euro and the U.K. pound sterling against the U.S. dollar, our net revenues grew 21% compared to the first half of 2018 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and are adjusted for hedging gains/losses.

Our average headcount increased by 13.8% to approximately 88,400 in the first half of 2019 from approximately 77,700 in the first half of 2018.

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Global Clients:
BPO services	$1,108.8	$1,265.2	14.1%
IT services	185.1	198.2	7.0
Total net revenues from Global Clients	$1,294.0	$1,463.4	13.1%
GE:
BPO services	71.1	159.0	123.6%
IT services	52.4	68.6	31.0
Total net revenues from GE	$123.5	$227.6	84.3%
Total net revenues from BPO services	1,180.0	1,424.2	20.7%
Total net revenues from IT services	237.5	266.8	12.3
Total net revenues	$1,417.5	$1,691.0	19.3%

Net revenues from Global Clients in the first half of 2019 were $1,463.4 million, up $169.4 million, or 13.1%, from $1,294.0 million in the first half of 2018. This increase was primarily driven by growth in several of our verticals, including capital markets, high tech, infrastructure, manufacturing and services, consumer goods and life sciences. As a percentage of total net revenues, net revenues from Global Clients decreased from 91.3% in the first half of 2018 to 86.5% in the first half of 2019 due to strong growth in GE revenues.

Net revenues from GE in the first half of 2019 were $227.6 million, up $104.1 million, or 84.3%, from the first half of 2018, driven by services delivered in connection with a large new contract signed in the fourth quarter of 2018, as well as an increase in transformation services project engagements in the first half of 2019. Net revenues from GE increased as a percentage of our total net revenues from 8.7% in the first half of 2018 to 13.5% in the first half of 2019.

In the first half of 2019, GE divested certain businesses that we continue to serve. The net revenues from Global Clients and GE reported above and elsewhere in this Quarterly Report reflect the reclassification of net revenues from such GE-divested businesses as Global Client net revenues in the first half of 2019. From time to time, we present net revenues from GE and Global Clients without the impact of such reclassifications in order to provide a consistent view of quarterly trends in our Global Client and GE businesses. Without giving effect to such reclassifications in the first half of 2019, net revenues from Global Clients and GE for the first half of 2019 were $1,460.5 million $230.5 million, respectively.

Net revenues from BPO services in the first half of 2019 were $1,424.2 million, up $244.2 million, or 20.7%, from $1,180.0 million in the first half of 2018. This increase was primarily attributable to an increase in services, in particular transformation services, delivered to clients primarily in connection with large contracts signed in the second half of 2018. Net revenues from IT services were $266.8 million in the first half of 2019, up $29.3 million, or 12.3%, from $237.5 million in the first half of 2018.

Net revenues from BPO services as a percentage of total net revenues increased to 84.2% in the first half of 2019 from 83.2% in the first half of 2018, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$632.9	$802.1	44.7%	47.5%
Operational expenses	248.5	247.6	17.5	14.6
Depreciation and amortization	25.8	40.7	1.8	2.4
Cost of revenue	$907.2	$1,090.4	64.0%	64.5%
Gross margin	36.0%	35.5%

Cost of revenue was $1,090.4 million in the first half of 2019, up $183.2 million, or 20.2%, from the first half of 2018. Wage inflation, increases in our operational headcount, including in the number of onshore personnel, in particular for new large deals, transformation services delivery and additional headcount from large deal rebadge activity, and higher stock-based compensation expense contributed to the increase in cost of revenue, offset by improved utilization of transformation services resources in the first half of 2019 compared to the first half of 2018.

Our gross margin decreased from 36.0% in the first half of 2018 to 35.5% in the first half of 2019, driven primarily by lower initial gross margins associated with new large onshore deals and higher stock-based compensation expense, partially offset by improved utilization of transformation services resources and improved operating leverage.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 44.7% in the first half of 2018 to 47.5% in the first half of 2019. Personnel expenses were $802.1 million in the first half of 2019, up $169.2 million, or 26.7%, from $632.9 million in the first half of 2018. The impact of wage inflation, an approximately 9,700-person, or 14.7%, increase in our operational headcount, including in the number of onshore personnel, particularly related to new large deals and transformation services delivery, and higher stock-based compensation expense resulted in higher personnel expenses in the first half of 2019 compared to the first half of 2018.

Operational expenses. Operational expenses as a percentage of total net revenues decreased from 17.5% in the first half of 2018 to 14.6% in the first half of 2019, largely due to improved operational efficiencies. Operational expenses were $247.6 million in the first half of 2019, down $0.9 million, or 0.4%, from the first half of 2018, primarily due to a decrease in communication costs and consultancy charges, partially offset by higher onshore infrastructure expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues increased from 1.8% in the first half of 2018 to 2.4% in the first half of 2019. Depreciation and amortization expenses as a component of cost of revenue were $40.7 million in the first half of 2019, up $14.9 million, or 57.6%, from the first half of 2018. This increase was primarily due to the expansion of certain existing facilities and new assets, including technology-related intangible assets, acquired/capitalized after the first half of 2018, and additional finance leases recognized on the adoption of a new lease standard in 2019.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Six Months Ended June 30,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$254.7	$291.4	18.0%	17.2%
Operational expenses	87.3	91.5	6.2	5.4
Depreciation and amortization	5.3	4.8	0.4	0.3
Selling, general and administrative expenses	$347.3	$387.7	24.6%	22.9%

SG&A expenses as a percentage of total net revenues decreased from 24.6% in the first half of 2018 to 22.9% in the first half of 2019 primarily due to operating leverage with the increase in sales. SG&A expenses were $387.7 million in the first half of 2019, up $40.4 million, or 11.6%, from the first half of 2018. This increase in expense was primarily due to wage inflation, increased stock-based compensation and sales and marketing expenses. As a percentage of revenue, we drove operating leverage through efficient functional spending in the first half of 2019.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased from 18.0% in the first half of 2018 to 17.2% in the first half of 2019. This decrease was primarily due to improved operating leverage and savings from functional efficiency initiatives. Personnel expenses as a component of SG&A expenses were $291.4 million in the first half of 2019, up $36.7 million, or 14.4%, from the first half of 2018. This increase is primarily due to wage inflation, a net increase in our support personnel headcount and higher stock-based compensation expense in the first half of 2019 compared to the first half of 2018.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 6.2% in the first half of 2018 to 5.4% in the first half of 2019. Operational expenses as a component of SG&A expenses were $91.5 million in the first half of 2019, up $4.2 million, or 4.8%, from the first half of 2018. This increase is primarily due to an increase in sales and marketing expenses, partially offset by cost efficiencies and lower travel expenses in the first half of 2019 compared to the first half of 2018.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.3% in the first half of 2019 compared to 0.4% in the first half of 2018. Depreciation and amortization expenses as a component of SG&A expenses were $4.8 million in the first half of 2019, down $0.5 million, or 9.4%, from the first half of 2018.

Amortization of acquired intangibles. Non-cash charges on account of amortization of acquired intangibles were $16.6 million in the first half of 2019, down $3.2 million, or 16.0%, from the first half of 2018.

Other operating (income) expense, net. The following table sets forth the components of other operating (income) expense, net:

			Percentage Change
	Six Months Ended June 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Other operating (income) expense	$(0.1)	$0.0	(100.0)%
Other operating (income) expense, net	$(0.1)	$0.0	(100.0)%
Other operating (income) expense, net as a percentage of total net revenues	—%	—%

Other operating expense, net of income, was $0.0 million in the first half of 2019 compared to $(0.1) million in the first half of 2018. In the first half of 2019, we recorded a gain related to a doubtful capital advance for a parcel of land in India, which was largely offset by an impairment charge on technology-related intangible assets.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 10.1% in the first half of 2018 to 11.6% in the first half of 2019. Income from operations was $196.3 in the first half of 2019, up $53.0 million from $143.3 million in the first half of 2018.

Foreign exchange gains (losses), net.  We recorded a net foreign exchange loss of $3.1 million in the first half of 2019, compared to a net foreign exchange gain of $7.6 million in the first half of 2018. The gain and loss in the first half of 2018 and 2019, respectively, resulted primarily from the depreciation and appreciation, respectively, of the Indian rupee against the U.S. dollar during such periods.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Six Months Ended June 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Interest income	$5.1	$2.8	(45.8)%
Interest expense	(23.7)	(26.1)	10.2
Interest income (expense), net	$(18.5)	$(23.3)	25.7%
Interest income (expense), net as a percentage of total net revenues	(1.3)%	(1.4)%

Our net interest expense was $23.3 million in the first half of 2019, up $4.8 million from $18.5 million in the first half of 2018, primarily due to a $2.4 million increase in interest expense and $2.4 million decrease in interest income. The increase in interest expense was primarily due to (i) higher drawdown on our revolving credit facility in the first half of 2019 compared to the first half of 2018 and (ii) higher interest expense recognized under finance leases (including those recognized under the new accounting pronouncement on leases adopted in 2019). Due to an increase in LIBOR, the interest expense on the term loan under our LIBOR-linked credit facility increased, but was largely offset by higher gains on interest rate swaps in the first half of 2019 compared to the first half of 2018, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income decreased by $2.4 million in the first half of 2019 compared to the first half of 2018, primarily due to lower account balances in India, where we earn higher interest rates on our deposits compared to other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.2% in the first half of 2018 to 3.4% in the first half of 2019.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Government incentives	$25.7	$4.0	(84.5)%
Other income/(expense)	(0.4)	0.4	(197.2)
Other income (expense), net	$25.3	$4.4	(82.8)%
Other income (expense), net as a percentage of total net revenues	1.8%	0.3%

Our net other income was $4.4 million in the first half of 2019, down $20.9 million from $25.3 million in the first half of 2018. This decrease is primarily due to lower income recorded in connection with an export subsidy in the first half of 2019 compared to the first half of 2018. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and was available for eligible export services until March 31, 2019.

Income tax expense. Our income tax expense was $39.7 million in the first half of 2019, up $10.5 million from $29.2 million in the first half of 2018, representing an ETR of 22.8%, compared to 18.4% in the first half of 2018. The increase in our ETR is primarily due to the expiration of certain special economic zone benefits in India in 2019. Certain discrete tax benefits recorded in the first half of 2018 as well as 2019 overall reduced our effective tax rate.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the loss associated with the redeemable non-controlling interest in the operations of Strategic Sourcing Excellence LLC (“SSE”), which we acquired in the first quarter of 2016. We purchased the remainder of the outstanding equity interest in SSE in the first half of 2018.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues decreased from 9.1% in the first half of 2018 to 8.0% in the first half of 2019. Net income attributable to our common shareholders was $134.6 million in the first half of 2019, up $5.3 million from $129.3 million in the first half of 2018.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2018 and June 30, 2019 is presented below:

	As of December 31, 2018	As of June 30, 2019	Percentage Change Increase/(Decrease)
	(dollars in millions)		2019 vs. 2018
Cash and cash equivalents	$368.4	$378.0	2.6%
Short-term borrowings	295.0	290.0	(1.7)
Long-term debt due within one year	33.5	33.5	0.0
Long-term debt other than the current portion	975.6	959.2	(1.7)
Genpact Limited total shareholders’ equity	$1,404.2	$1,583.4	12.8%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 7, 2019, our board of directors approved a 13% increase in our quarterly cash dividend to $0.085 per share, up from $0.075 per share in 2018, representing a planned annual dividend of $0.34 per common share, up from $0.30 per common share in 2018, payable to holders of our common shares. On March 20, 2019 and June 21, 2019, we paid a dividend of $0.085 per share, amounting to $16.1 million and $16.2 million in the aggregate, to shareholders of record as of March 8, 2019 and June 12, 2019, respectively.

As of June 30, 2019, $377.4 million of our $378.0 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $16.1 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $15.1 million of retained earnings. $361.3 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,250.0 million. Since our share repurchase program was initially authorized in 2015, we have repurchased 36,631,068 of our common shares at an average price of $25.82 per share, for an aggregate amount of approximately $946 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.

During the six months ended June 30, 2019, we did not repurchase any of our common shares. During the six months ended June 30, 2018, we purchased 4,114,882 of our common shares on the open market at a weighted average price of $31.62 per share, for an aggregate cash amount of $130.1 million. Additionally, in the six months ended June 30, 2018, we received a final delivery of 163,975 common shares under our 2017 accelerated share repurchase program. All repurchased shares have been retired.

For additional information, see Note 17— “Capital stock” under Part I, Item 1— “Financial Statements” above.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding existing operations to support our growth, financing acquisitions and enhancing capabilities, including building digital solutions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$49.5	$121.0	144.6%
Investing activities	(54.4)	(51.6)	(5.1)
Financing activities	(141.3)	(60.1)	(57.4)
Net increase (decrease) in cash and cash equivalents	$(146.2)	$9.3	(106.3)%

Cash flows from operating activities. Net cash provided by operating activities was $121.0 million in the first half of 2019, compared to $49.5 million in the first half of 2018. This increase is primarily due to (i) an increase in net income in the first half of 2019 compared to the first half of 2018, (ii) a $21.2 million net decrease in our working capital in the first half of 2019 compared to the first half of 2018, mainly driven by vendor-related accruals, tax refunds and the realization of export subsidies relating to earlier years, partially offset by an increase in accounts receivable, and (iii) a $44.3 million increase in non-cash expenses in the first half of 2019 compared to the first half of 2018, mainly due to stock-based compensation, depreciation and amortization and unrealized foreign exchange gains/losses.

Cash flows from investing activities. Our net cash used for investing activities was $51.6 million in the first half of 2019 compared to $54.4 million in the first half of 2018. We made payments related to acquisitions totaling $6.3 million in the first half of 2019 compared to $5.5 million in the first half of 2018. Payments for internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were $3.6 million lower in the first half of 2019 than in the first half of 2018.

Cash flows from financing activities. Our net cash used for financing activities was $60.1 million in the first half of 2019, compared to net cash used for financing activities of $141.3 million in the first half of 2018. Payments for share repurchases (net of expenses) were $130.1 million in the first half of 2018, while there were no such payments in the first half of 2019. Payments related to earn-out or deferred consideration were $9.0 million higher in the first half of 2019 than in the first half of 2018. In the first half of 2019, we paid cash dividends in an aggregate amount of $32.3 million compared to $28.6 million in the first half of 2018. We made principal repayments of $17.0 million and $20.0 million on our long-term debt in the first half of 2019 and 2018, respectively. We received proceeds from short-term borrowings of $50.0 million and $105.0 million in the first half of 2019 and 2018, respectively. Of the short-term borrowings, we also repaid $55.0 million and $60.0 million during the first half of 2019 and 2018, respectively. For additional information, see Notes 11 and 12 to our consolidated financial statements. Additionally, proceeds in connection with the issuance of common shares under stock-based compensation plans (net of payments) were $8.7 million in the first half of 2019 compared to payments (net of proceeds) of $4.8 million in the first half of 2018.

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

The overall borrowing capacity under the revolving facility increased from $350.0 million to $500.0 million. The remaining unamortized costs and an additional third-party fee paid in connection with the amendment will be amortized over the term of the amended facility, which terminates on August 8, 2023. For additional information, see Note 12— “Long-Term Debt” under Part I, Item 1— “Financial Statements.”

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

As of December 31, 2018 and June 30, 2019, our outstanding term loan, net of debt amortization expense of $2.2 million and $1.9 million, respectively, was $660.8 million and $644.1 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2018 and June 30, 2019, the limits available under such facilities were $14.3 million and $14.4 million, respectively, of which $7.4 million and $6.4 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2018 and June 30, 2019, a total of $297.1 million and $292.1 million, respectively, of our revolving credit facility was utilized, of which $295.0 million and $290.0 million, respectively, constituted funded drawdown and $2.1 million and $2.1 million, respectively, constituted non-funded drawdown.

As of December 31, 2018 and June 30, 2019, the amount outstanding under our 3.70% senior notes issued in March 2017 and exchanged in July 2018 for freely tradable notes registered under the Securities Act of 1933, as amended, net of debt amortization expense of $1.7 million and $1.5 million, was $348.3 million and 348.5 million, respectively, which is payable on April 1, 2022 when the notes mature. For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—Risk Factors— “Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2018, the section titled “Contractual Obligations” below, and Note 7 in Part I, Item 1—“Financial Statements” above.

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,122.9	$70.7	$486.6	$565.6	$—
— Principal payments	992.7	33.5	416.1	543.1	—
— Interest payments*	130.2	37.2	70.5	22.5	—
Short-term borrowings	292.8	292.8	—	—	—
— Principal payments	290.0	290.0	—	—	—
— Interest payments**	2.8	2.8	—	—	—
Finance leases	44.2	12.6	18.0	9.4	4.2
— Principal payments	36.6	10.6	14.9	7.7	3.4
— Interest payments***	7.6	2.0	3.1	1.7	0.8
Operating leases	418.9	65.9	118.7	96.6	137.7
— Principal payments	325.4	45.4	96.4	76.8	106.8
— Interest payments***	93.5	20.5	22.3	19.8	30.9
Purchase obligations	45.4	31.2	14.2	—	—
Capital commitments net of advances	16.9	16.9	—	—	—
Earn-out consideration	3.5	3.4	0.1
— Reporting date fair value	3.5	3.4	0.1	—	—
— Interest	—	—	—	—	—
Other liabilities	55.8	22.6	29.1	4.1	—
Total contractual obligations	$2,000.4	$516.1	$666.7	$675.7	$141.9

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of June 30, 2019, which excludes the impact of interest rate swaps. Interest payments on long-term debt include interest on our senior notes due in 2022 at a rate of 3.70% per annum, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of June 30, 2019 and our expectation for the repayment of such debt.

***	Our interest payments on finance and operating leases are based on the incremental borrowing rates prevailing in different geographies.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2(h)— “Recently issued accounting pronouncements” under Item 1— “Financial Statements” above and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2019, we were party to interest rate swaps covering a total notional amount of $492.5 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 2.65%.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, the risk factors set forth below and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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

In addition, the Government of India issued assessment orders to us in 2014, 2015 and 2016 seeking to assess tax on certain transactions that occurred in 2009, 2010 and 2013. We do not believe that the transactions should be subject to tax in India under applicable law, including due to the relief provided under the Mauritius-India treaty, and have accordingly filed appeals.  Our appeal in respect of tax year 2010 has been resolved in our favor. We have received demands for potential tax claims resulting from assessments related to tax years 2009 and 2013 in an aggregate amount of $158 million, including interest. To date, we have paid a total of $23 million toward these demands to the Indian tax authority under protest, and may be required to pay the remainder of the demands pending resolution of the matter. Additionally, in the event that we do not prevail in our appeals, the total amounts owed in connection with these demands could be subject to additional interest accrued over the period since the demands were made, and the amount of this additional interest could be material. There is no assurance that we will prevail in this matter or similar transactions, including where we have relied on the Mauritius-India treaty, and a final determination of tax in the amounts claimed could have a material adverse effect on our operations, effective tax rate and financial condition.

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

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common shares during the three months ended June 30, 2019. Approximately $304 million remained available for share repurchases under our existing share repurchase program as of that date. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled. For additional information, see note 17 to our consolidated financial statements.

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

10.1†

Genpact Limited 2017 Omnibus Plan (as amended and restated as of April 5, 2019) (incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 10, 2019).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document —the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as XBRL and contained in Exhibit 101)

*	Filed with this Quarterly Report on Form 10-Q.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2019

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer