Form 10-Q
period 2019-09-30
Genpact LTD
filed 2019-11-08
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2019, there were 189,956,225 common shares, par value $0.01 per share, of the registrant issued and outstanding.

TABLE OF CONTENTS

	Item No.		Page No.

PART I		Financial Information
	1.	Unaudited Consolidated Financial Statements
		Consolidated Balance Sheets as of December 31, 2018 and September 30, 2019	1
		Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2019	2
		Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2019	3
		Consolidated Statements of Equity and Redeemable Non-controlling Interest for the three and nine months ended September 30, 2018 and Consolidated Statements of Equity for the three and nine months ended September 2019	5
		Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2019	8
		Notes to the Consolidated Financial Statements	9
	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
	3.	Quantitative and Qualitative Disclosures About Market Risk	71
	4.	Controls and Procedures	71

PART II		Other Information
	1.	Legal Proceedings	72
	1A.	Risk Factors	72
	2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
	6.	Exhibits	72

SIGNATURES			74

PART I - FINANCIAL INFORMATION

Item 1.      Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2018	As of September 30, 2019
Assets
Current assets
Cash and cash equivalents	4	$368,396	$456,872
Accounts receivable, net	5	774,184	863,232
Prepaid expenses and other current assets	8	212,477	236,761
Total current assets		$1,355,057	$1,556,865

Property, plant and equipment, net	9	212,715	216,385
Operating lease right-of-use assets		—	299,868
Deferred tax assets	24	74,566	80,583
Investment in equity affiliates	25	836	—
Intangible assets, net	10	177,087	162,571
Goodwill	10	1,393,832	1,389,487
Contract cost assets	19	160,193	206,503
Other assets		155,159	185,499
Total assets		$3,529,445	$4,097,761

Liabilities and equity
Current liabilities
Short-term borrowings	11	$295,000	$245,000
Current portion of long-term debt	12	33,483	33,504
Accounts payable		42,584	20,954
Income taxes payable	24	33,895	84,537
Accrued expenses and other current liabilities	13	571,350	630,151
Operating leases liability		—	50,048
Total current liabilities		$976,312	$1,064,194

Long-term debt, less current portion	12	975,645	950,908
Operating leases liability		—	278,449
Deferred tax liabilities	24	8,080	4,413
Other liabilities	14	165,226	194,113
Total liabilities		$2,125,263	$2,492,077

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 189,346,101 and 190,113,448 issued and outstanding as of December 31, 2018 and September 30, 2019, respectively		1,888	1,896
Additional paid-in capital		1,471,301	1,544,755
Retained earnings		438,453	588,714
Accumulated other comprehensive income (loss)		(507,460)	(529,681)
Total equity		$1,404,182	$1,605,684
Commitments and contingencies	27
Total liabilities and equity		$3,529,445	$4,097,761

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2018	2019	2018	2019
Net revenues	19	$747,978	$888,799	$2,165,451	$2,579,804
Cost of revenue	20, 25	481,412	573,659	1,388,634	1,664,040
Gross profit		$266,566	$315,140	$776,817	$915,764
Operating expenses:
Selling, general and administrative expenses	21, 25	168,010	194,537	515,285	582,251
Amortization of acquired intangible assets	10	9,372	6,960	29,134	23,565
Other operating (income) expense, net	22	(4,844)	59	(4,913)	90
Income from operations		$94,028	$113,584	$237,311	$309,858
Foreign exchange gains (losses), net		7,450	6,727	15,053	3,646
Interest income (expense), net	23	(9,139)	(10,221)	(27,646)	(33,487)
Other income (expense), net	26	5,385	704	30,683	5,067
Income before equity-method investment activity, net and income tax expense		$97,724	$110,794	$255,401	$285,084
Equity-method investment activity, net		(7)	(5)	(22)	(16)
Income before income tax expense		$97,717	$110,789	$255,379	$285,068
Income tax expense	24	24,114	22,669	53,268	62,385
Net income		$73,603	$88,120	$202,111	$222,683
Net loss attributable to redeemable non-controlling interest		—	—	761	—
Net income attributable to Genpact Limited shareholders		$73,603	$88,120	$202,872	$222,683
Net income available to Genpact Limited common shareholders		$73,603	$88,120	$202,872	$222,683
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.39	$0.46	$1.06	$1.17
Diluted		$0.38	$0.45	$1.04	$1.14
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders	18
Basic		190,024,924	190,599,049	190,991,405	190,071,418
Diluted		193,115,769	195,890,841	194,256,771	194,683,699

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data and share count)

	Three months ended September 30,				Nine months ended September 30,
	2018		2019		2018		2019
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest	Genpact Limited Shareholders	Redeemable Non- controlling interest
Net income (loss)	$73,603	$—	$88,120	$—	$202,872	$(761)	$222,683	$—
Other comprehensive income:
Currency translation adjustments	(58,134)	—	(39,404)	—	(141,150)	(424)	(24,677)	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(28,918)	—	(11,360)	—	(75,729)	—	1,683	—
Retirement benefits, net of taxes	692	—	346	—	1,822	—	773	—
Other comprehensive income (loss)	(86,360)	—	(50,418)	—	(215,057)	(424)	(22,221)	—
Comprehensive income (loss)	$(12,757)	$—	$37,702	$—	$(12,185)	$(1,185)	$200,462	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

For the nine months ended September 30, 2018

(Unaudited)

(In thousands, except share count)

	Common shares						Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2018, as previously reported	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750
Adoption of ASU 2014-09[1]	—	—	—	17,924	—	17,924	—
Adjusted balance as of January 1, 2018	192,825,207	$1,924	$1,421,368	$373,906	$(355,230)	$1,441,968	$4,750
Adoption of ASU 2018-02 (Note 7)	—	—	—	(2,265)	2,265	—	—
Issuance of common shares on exercise of options (Note 16)	441,076	4	7,254	—	—	7,258	—
Issuance of common shares under the employee stock purchase plan (Note 16)	181,643	2	5,015	—	—	5,017	—
Net settlement on vesting of restricted share units (Note 16)	192,222	2	(1,665)	—	—	(1,663)	—
Net settlement on vesting of performance units (Note 16)	691,958	7	(13,291)	—	—	(13,284)	—
Stock repurchased and retired (Note 17)	(4,278,857)	(43)	4,000	(134,060)	—	(130,103)	—
Expenses related to stock repurchase (Note 17)	—	—	—	(82)	—	(82)	—
Stock-based compensation expense (Note 16)	—	—	32,158	—	—	32,158	—
Payment for acquisition of redeemable non-controlling interest	—	—	(1,165)	—	—	(1,165)	(3,565)
Comprehensive income (loss):
Net income (loss)	—	—	—	202,872	—	202,872	(761)
Other comprehensive income (loss)	—	—	—	—	(215,057)	(215,057)	(424)
Dividend ($0.225 per common share, Note 17)	—	—	—	(42,901)	—	(42,901)	—
Balance as of September 30, 2018	190,053,249	$1,896	$1,453,674	$397,470	$(568,022)	$1,285,018	$—

[1] Pursuant to transition to topic 606, Revenue from contract with customers, effective January 1, 2018

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

For the three months ended September, 30 2018

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of July 1, 2018	189,876,061	$1,895	$1,438,072	$338,120	$(481,662)	$1,296,425	$—
Issuance of common shares on exercise of options (Note 16)	74,694	—	1,047	—	—	1,047	—
Issuance of common shares under the employee stock purchase plan (Note 16)	66,692	1	1,839	—	—	1,840	—
Net settlement on vesting of restricted share units (Note 16)	35,802	—	(718)	—	—	(718)	—
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—	—
Stock repurchased and retired (Note 17)	—	—	—	—	—	—	—
Expenses related to stock repurchase (Note 17)	—	—	—	-	—	-	—
Stock-based compensation expense (Note 16)	—	—	13,434	—	—	13,434	-
Comprehensive income (loss):
Net income (loss)	—	—	—	73,603	—	73,603	—
Other comprehensive income (loss)	—	—	—	—	(86,360)	(86,360)	—
Dividend ($0.075 per common share, Note 17)	—	—	—	(14,253)	—	$(14,253)	—
Balance as of September 30, 2018	190,053,249	$1,896	$1,453,674	$397,470	$(568,022)	$1,285,018	$-

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the nine months ended September 30, 2019

(Unaudited)

(In thousands, except share count)

					Accumulated
	Common shares				Other
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2019	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182
Issuance of common shares on exercise of options (Note 16)	622,494	6	9,499	—	—	9,505
Issuance of common shares under the employee stock purchase plan (Note 16)	195,221	2	6,442	—	—	6,444
Net settlement on vesting of restricted share units (Note 16)	557,917	6	(3,794)	—	—	(3,788)
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—
Stock repurchased and retired (Note 17)	(608,285)	(6)	—	(23,895)	—	(23,901)
Expenses related to stock repurchase (Note 17)	—	—	—	(12)	—	(12)
Stock-based compensation expense (Note 16)	—	—	61,307	—	—	61,307
Comprehensive income (loss):
Net income (loss)	—	—	—	222,683	—	222,683
Other comprehensive income (loss)	—	—	—	—	(22,221)	(22,221)
Dividend ($0.255 per common share, Note 17)	—	—	—	(48,515)	—	(48,515)
Balance as of September 30, 2019	190,113,448	$1,896	$1,544,755	$588,714	$(529,681)	$1,605,684

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

(Unaudited)

For the three months ended September, 30 2019

(In thousands, except share count)

					Accumulated
	Common shares				Other
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of July 1, 2019	190,486,041	$1,899	$1,520,025	$540,709	$(479,263)	$1,583,370
Issuance of common shares on exercise of options (Note 16)	115,997	1	2,227	—	—	2,228
Issuance of common shares under the employee stock purchase plan (Note 16)	60,875	1	2,243	—	—	2,244
Net settlement on vesting of restricted share units (Note 16)	58,820	1	(1,060)	—	—	(1,059)
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—
Stock repurchased and retired (Note 17)	(608,285)	(6)	—	(23,895)	—	(23,901)
Expenses related to stock repurchase (Note 17)	—	—	—	(12)	—	(12)
Stock-based compensation expense (Note 16)	—	—	21,320	—	—	21,320
Comprehensive income (loss):
Net income (loss)	—	—	—	88,120	—	88,120
Other comprehensive income (loss)	—	—	—	—	(50,418)	(50,418)
Dividend ($0.085 per common share, Note 17)	—	—	—	(16,208)	—	(16,208)
Balance as of September 30, 2019	190,113,448	$1,896	$1,544,755	$588,714	$(529,681)	$1,605,684

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2018	2019
Operating activities
Net income attributable to Genpact Limited shareholders	$202,872	$222,683
Net (loss) attributable to redeemable non-controlling interest	(761)	—
Net income	$202,111	$222,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,612	70,234
Amortization of debt issuance costs (including loss on extinguishment of debt)	3,546	1,288
Amortization of acquired intangible assets	29,134	23,565
Write-down of intangible assets and property, plant and equipment	1,538	3,511
Reserve for doubtful receivables	1,705	7,169
Unrealized (gain) on revaluation of foreign currency asset/liability	(4,544)	(4,862)
Equity-method investment activity, net	22	16
Stock-based compensation expense	32,158	61,307
Deferred income taxes	(1,768)	(6,946)
Others, net	255	(2,621)
Change in operating assets and liabilities:
Increase in accounts receivable	(12,946)	(97,269)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(96,300)	(87,064)
Decrease in accounts payable	(913)	(20,670)
Increase (decrease) in accrued expenses, other current liabilities, operating lease liabilities and other liabilities	(44,602)	122,411
Increase in income taxes payable	45,798	48,567
Net cash provided by operating activities	$202,806	$341,319
Investing activities
Purchase of property, plant and equipment	(68,027)	(55,071)
Payment for internally generated intangible assets (including intangibles under development)	(19,397)	(26,261)
Proceeds from sale of property, plant and equipment	499	1,621
Payment for business acquisitions, net of cash acquired	(108,105)	(6,305)
Payment for purchase of redeemable non-controlling interest	(4,730)	—
Net cash used for investing activities	$(199,760)	$(86,016)
Financing activities
Repayment of capital/finance lease obligations	(1,954)	(6,256)
Payment of debt issuance costs	(4,293)	—
Proceeds from long-term debt	129,186	—
Repayment of long-term debt	(157,686)	(25,500)
Proceeds from short-term borrowings	225,000	50,000
Repayment of short-term borrowings	(65,000)	(100,000)
Proceeds from issuance of common shares under stock-based compensation plans	12,275	15,949
Payment for net settlement of stock-based awards	(14,947)	(3,177)
Payment of earn-out/deferred consideration	(1,559)	(12,790)
Dividend paid	(42,901)	(48,515)
Payment for stock repurchased and retired	(130,103)	(23,901)
Payment for expenses related to stock repurchase	(82)	(12)
Net cash used for financing activities	$(52,064)	$(154,202)
Effect of exchange rate changes	(54,220)	(12,625)
Net increase (decrease) in cash and cash equivalents	(49,018)	101,101
Cash and cash equivalents at the beginning of the period	504,468	368,396
Cash and cash equivalents at the end of the period	$401,230	$456,872
Supplementary information
Cash paid during the period for interest	$35,082	$31,633
Cash paid during the period for income taxes	$54,920	$65,562
Property, plant and equipment acquired under capital/finance lease obligations	$1,832	$3,587

See accompanying notes to the Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has over 93,000 employees serving clients in key industry verticals from more than 30 countries.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles and goodwill, revenue recognition, reserves for doubtful receivables, valuation allowances for deferred tax assets, valuations of derivative financial instruments, the measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

Intangible assets acquired individually or with a group of other assets or in a business combination and developed internally are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	2-11 years
Marketing-related intangible assets	2-8 years
Technology-related intangible assets	2-8 years
Other intangible assets	3 years

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations an banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its clients. The General Electric Company (“GE”) accounted for 11% and 16% of receivables as of December 31, 2018 and September 30, 2019, respectively. GE accounted for 9% of total revenue for each of the nine and three months periods ended September 30, 2018, respectively, and 14% of total revenue for the nine and three month periods ended September 30, 2019, respectively.

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

(f) Revenue Recognition

The Company derives its revenue primarily from business process management including analytics, consulting and related digital solutions and information technology services which are provided primarily on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue when the promised services are delivered to customers for an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Revenues from services rendered under time-and-material and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for the customization of applications and maintenance and support services. Revenues from these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for services rendered between the last billing date and the balance sheet date.

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

2. Summary of significant accounting policies (Continued)

Revenue for performance obligations that are satisfied over time is recognized in accordance with the methods prescribed for measuring progress. The input (cost expended) method has been used to measure progress towards completion as there is a direct relationship between input and productivity. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

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

(g) Changes in accounting policies

Except as described below, the Company has applied accounting policies consistently to all periods presented in these consolidated financial statements. The Company adopted Accounting Standards Codification Topic 842, Leases (“Topic 842”), effective January 1, 2019. The Company applied Topic 842 using the modified retrospective adoption approach, which involves recognizing new ROU assets and lease liabilities in its statement of financial position for various operating leases. Therefore, comparative information has not been adjusted and continues to be reported under ASC Topic 840.

2. Summary of significant accounting policies (Continued)

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

The ROU asset of finance leases is subsequently measured at cost, less accumulated amortization and any accumulated impairment losses. The ROU asset of operating leases is subsequently measured from the carrying amount of the lease liability at the end of each reporting period and is therefore equal to the carrying amount of lease liabilities adjusted for (1) unamortized initial direct costs, (2) prepaid/(accrued) lease payments and (3) the unamortized balance of lease incentives received.

Leases with a lease term of 12 months or less from the commencement date that do not contain a purchase option are recognized as an expense on a straight-line basis over the lease term.

2. Summary of significant accounting policies (Continued)

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

2. Summary of significant accounting policies (Continued)

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

2. Summary of significant accounting policies (Continued)

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. The S-X Rule 3-04 requires the presentation of changes in stockholders’ equity in the form of a reconciliation of the beginning balance to the ending balance for each period for which the statement of income is required to be filed with all the significant reconciling items. The Company has presented the changes in stockholders' equity through a separate statement of changes in equity for each of the current and comparative quarter and year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have any material impact on the Company's Consolidated Financial Statements. This guidance was effective immediately upon issuance.

(i) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period. The impact of such reclassifications on the consolidated financial statements is not material.

3. Business acquisitions

A.	Certain acquisitions

(a) riskCanvas Holdings, LLC

   On January 7, 2019, the Company acquired 100% of the outstanding equity interests in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5,747. This amount includes cash consideration of $5,700, net of adjustment for working capital. No portion of the total consideration, payable in cash, was unpaid as of September 30, 2019. This acquisition expands the Company’s services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances its consulting capabilities for clients in the financial services industry.

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

(b) Barkawi Management Consultants GmbH & Co. KG and certain related entities

On August 30, 2018, the Company acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria (collectively referred to as “Barkawi”) for total purchase consideration of $101,307. This amount includes cash consideration of $95,625, net of cash acquired of $5,682. The total purchase consideration paid by the Company was $100,969, resulting in a payable of $338, which is outstanding as of September 30, 2019. During the quarter ended June 30, 2019, the Company recorded certain measurement period adjustments. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s supply chain management consulting capabilities.

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

(c) Commonwealth Informatics Inc.

On July 3, 2018, the Company acquired 100% of the outstanding equity interest in Commonwealth Informatics Inc. (“Commonwealth”), a Massachusetts corporation, for purchase consideration of $17,938. This amount includes cash consideration of $16,123, net of cash acquired of $1,477, and adjustments for working capital and indebtedness. No portion of the total consideration, payable in cash, was unpaid as of September 30, 2019. During the quarter ended March 31, 2019, the Company recorded certain measurement period adjustments. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s signal management and pharmacovigilance capabilities for clients in the life sciences industry.

         In connection with the acquisition of Commonwealth, the Company recorded $2,200 in customer-related intangibles and $2,600 in technology-related intangible assets, which have a weighted average amortization period of four years.

3. Business acquisitions (Continued)

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

4. Cash and cash equivalents

	As of December 31,	As of September 30,
	2018	2019
Cash and other bank balances	368,396	456,872
Total	$368,396	$456,872

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31, 2018	Nine months ended September 30, 2019
Opening balance as of January 1	$23,660	$23,960
Additions charged/reversal released to cost and expense	1,857	7,169
Deductions/effect of exchange rate fluctuations	(1,557)	(1,199)
Closing balance	$23,960	$29,930

Accounts receivable were $798,144 and $893,162, and reserves for doubtful receivables were $23,960 and $29,930, resulting in net accounts receivable balances of $774,184 and $863,232 as of December 31, 2018 and September 30, 2019, respectively. In addition, accounts receivable due after one year amounting to $4,099 and $6,247 as of December 31, 2018 and September 30, 2019, respectively, are included under “other assets” in the consolidated balance sheets.

Accounts receivable from related parties were $99 and $94 as of December 31, 2018 and September 30, 2019, respectively.  There are no doubtful receivables in amounts due from related parties.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2018 and September 30, 2019:

	As of December 31, 2018
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$44,099	$—	$44,099	$—
Deferred compensation plan assets (a, e)	1,613	—	—	1,613
Total	$45,712	$—	$44,099	$1,613
Liabilities
Earn-out consideration (Note b, d)	$17,073	$—	$—	$17,073
Derivative instruments (Note b, c)	35,245	—	35,245	—
Deferred compensation plan liability (b, f)	1,582	—	—	1,582
Total	$53,900	$—	$35,245	$18,655

6. Fair value measurements (Continued)

	As of September 30, 2019
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$28,412	$—	$28,412	$—
Deferred compensation plan assets (Note a, e)	9,906	—	—	9,906
Total	$38,318	$—	$28,412	$9,906
Liabilities
Earn-out consideration (Note b, d)	$477	$—	$—	$477
Derivative instruments (Note b, c)	31,053	—	31,053	—
Deferred compensation plan liability (Note b, f)	9,642	—	—	9,642
Total	$41,172	$—	$31,053	$10,119

(a)	Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.

(b)	Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

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

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2018 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
Opening balance	$23,609	$3,463	$24,732	$17,073
Earn-out consideration payable in connection with acquisitions	—	—	—	—
Payments made on earn-out consideration ((Note a)	(83)	(3,000)	(1,559)	(17,098)
Change in fair value of earn-out consideration (Note b)	(5,341)	—	(5,974)	—
Others (Note c)	55	14	1,041	502
Closing balance	$18,240	$477	$18,240	$477

(a) Includes the interest payment on earn-out consideration in excess of the acquisition date fair value, which is included in “cash flows from operating activities” amounting to $680 and $4,308 for three months and nine months ended September 30, 2019, respectively.

(b) Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

(c) “Others” is comprised of interest expense included in “interest income (expense), net” and the impact of changes in foreign exchange reported in “foreign exchange gains (losses), net” in the consolidated statements of income. This also includes a cumulative translation adjustment reported as a component of other comprehensive income (loss).

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2018 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Opening balance	$—	$9,141	$—	$1,613
Additions (net of redemption)	595	579	595	7,564
Change in fair value of deferred compensation plan assets (Note a)	13	186	13	729
Others (Note b)	(20)	—	(20)	—
Closing balance	$588	$9,906	$588	$9,906

(a) Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

(b) “Others” is comprised of certain administrative charges which are reported in “selling, general and administrative expenses” in the consolidated statements of income.

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2018 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Opening balance	$—	$8,994	$—	1,582
Additions (net of redemption)	595	587	595	7,564
Change in fair value of deferred compensation plan liabilities (Note a)	3	61	3	496
Closing balance	$598	$9,642	$598	9,642

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,439,000	$1,239,000	$(3,643)	$(7,997)
United States Dollars (sell) Mexican Peso (buy)	—	3,000	—	109
United States Dollars (sell) Philippines Peso (buy)	55,800	49,650	(1,510)	2
Euro (sell) United States Dollars (buy)	136,412	117,964	4,804	8,237
Pound Sterling (buy) United States Dollars (sell)	128	—	(128)	—
Singapore Dollars (buy) United States Dollars (sell)	—	9,939	—	(159)
Euro (sell) Romanian Leu (buy)	41,198	36,039	(299)	(362)
Japanese Yen (sell) Chinese Renminbi (buy)	40,568	37,024	(2,195)	(2,127)
Pound Sterling (sell) United States Dollars (buy)	27,517	13,705	495	1,070
Australian Dollars (sell) United States Dollars (buy)	89,780	50,760	3,548	4,093
United States Dollars (sell) Hungarian Forint (buy)	—	6,000	—	(103)
Interest rate swaps (floating to fixed)	507,425	485,060	7,782	(5,404)
			$8,854	$(2,641)

(a)

Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit, foreign exchange, interest rate or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements. Notional amounts are denominated in U.S. dollars.

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019
Assets
Prepaid expenses and other current assets	$23,038	$20,611	$11,490	$2,169
Other assets	$9,571	$5,629	$—	$3
Liabilities
Accrued expenses and other current liabilities	$15,148	$8,149	$225	$965
Other liabilities	$19,872	$21,935	$—	$4

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Three months ended September 30,						Nine months ended September 30,
	2018			2019			2018			2019
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount
Opening balance	$(10,277)	$1,824	$(8,453)	$11,185	$(6,077)	$5,108	$50,529	$(14,436)	$36,093	$(2,411)	$(5,524)	$(7,935)
Adoption of ASU 2018-02	—	—	—	—	—	—	—	2,265	2,265	—	—	—
Net gains (losses) reclassified into statement of income on completion of hedged transactions	173	47	220	5,915	(1,950)	3,965	12,734	(2,329)	10,405	15,105	(5,553)	9,552
Changes in fair value of effective portion of outstanding derivatives, net	(38,242)	9,544	(28,698)	(9,115)	1,720	(7,395)	(86,487)	21,163	(65,324)	13,671	(2,436)	11,235
Gain (loss) on cash flow hedging derivatives, net	(38,415)	9,497	(28,918)	(15,030)	3,670	(11,360)	(99,221)	23,492	(75,729)	(1,434)	3,117	1,683
Closing balance	$(48,692)	$11,321	$(37,371)	$(3,845)	$(2,407)	$(6,252)	$(48,692)	$11,321	$(37,371)	$(3,845)	$(2,407)	$(6,252)

7. Derivative financial instruments (Continued)

The Company’s gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)					Amount of Gain (Loss) reclassified
	recognized in OCI on				Location of Gain (Loss)	from OCI into Statement of Income
Derivatives in	Derivatives (Effective Portion)				reclassified	(Effective Portion)
Cash Flow	Three months ended		Nine months ended		from OCI into	Three months ended		Nine months ended
Hedging	September 30,		September 30,		Statement of Income	September 30,		September 30,
Relationships	2018	2019	2018	2019	(Effective Portion)	2018	2019	2018	2019
Forward foreign exchange contracts	$(38,960)	$(7,261)	$(91,180)	$22,964	Revenue	$1,002	$1,919	$(1,767)	$4,441
Interest rate swaps	718	(1,854)	4,693	(9,293)	Cost of revenue	(1,510)	2,294	9,438	5,274
					Selling, general and administrative expenses	(382)	$595	2,543	1,497
					Interest expense	1,063	1,107	2,520	3,893
	$(38,242)	$(9,115)	$(86,487)	$13,671		$173	$5,915	$12,734	$15,105

There are no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and nine months ended September 30, 2018 and 2019, respectively.

Non-designated hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2018	2019	2018	2019
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(6,450)	$(3,209)	$(23,279)	$4,203
		$(6,450)	$(3,209)	$(23,279)	$4,203

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

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of September 30,
	2018	2019
Advance income and non-income taxes	$58,701	$103,239
Contract asset (Note 19)	22,472	23,084
Prepaid expenses	25,996	28,509
Derivative instruments	34,528	22,780
Employee advances	3,772	4,093
Deposits	2,758	1,555
Advances to suppliers	1,998	1,454
Others	62,252	52,047
	$212,477	$236,761

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31,	As of September 30,
	2018	2019
Property, plant and equipment, gross	$660,754	$695,136
Less: Accumulated depreciation and amortization	(448,039)	(478,751)
Property, plant and equipment, net	$212,715	$216,385

Depreciation expense on property, plant and equipment, including computer software, for the nine months ended September 30, 2018 and 2019 was $45,788 and $49,799, respectively, and for the three months ended September 30, 2018 and 2019 was $15,579 and $17,106, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(423) and $(224) for the nine months ended September 30, 2018 and 2019, respectively, and $79 and $(94) for the three months ended September 30, 2018 and 2019, respectively.

The Company recorded a write-down to computer software during the nine months ended September 30, 2018 as described in Note 10.

10. Goodwill and intangible assets

The following table presents the changes in goodwill:

	As of December 31,	As of September 30,
	2018	2019
Opening balance	$1,337,122	$1,393,832
Goodwill relating to acquisitions consummated during the period	91,936	2,547
Impact of measurement period adjustments	816	(988)
Effect of exchange rate fluctuations	(36,042)	(5,904)
Closing balance	$1,393,832	$1,389,487

The total amount of goodwill deductible for tax purposes was $187,546 and $190,781 as of December 31, 2018 and September 30, 2019, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2018			As of September 30,2019
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$368,558	$306,582	$61,976	$366,819	$320,866	$45,953
Marketing-related intangible assets	54,714	46,591	8,123	55,065	49,060	6,005
Technology-related intangible assets	76,790	33,976	42,814	138,825	54,408	84,417
Other intangible assets	1,204	1,077	127	1,180	1,124	56
Intangible assets under development	64,047	-	64,047	29,651	3,511	26,140
	$565,313	$388,226	$177,087	$591,540	$428,969	$162,571

Amortization expenses for intangible assets acquired as a part of business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2018 and 2019 were $29,134 and $23,565, respectively, and for the three months ended September 30, 2018 and 2019 were $9,372 and $6,960, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the nine months ended September 30, 2018, and 2019 were $1,389 and $13,244, respectively, and for the three months ended September 30, 2018 and 2019 were $499 and $4,990, respectively.

10. Goodwill and intangible assets (Continued)

Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(12) and $(62) for the nine months ended September 30, 2018 and 2019, respectively, and $(2) and $(27) for the three months ended September 30, 2018 and 2019, respectively.

During the nine months ended September 30, 2018, the Company tested for recoverability a group of assets comprised of computer software and a technology-related intangible asset as a result of the termination of related client contracts. Additionally, during the nine months ended September 30, 2019, the Company tested for recoverability certain other technology-related intangible assets as a result of changes in the Company’s investment strategy. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $1,538 and $3,511 for the nine months ended September 30, 2018 and September 30, 2019, respectively.  These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income. The impairment related to computer software and technology-related intangible assets for the nine months ended September 30, 2018 amounted to $1,200 and $338, respectively, and for the nine months ended September 30, 2019 amounted to $0 and $3,511, respectively. Impairment for the three months ended September 30, 2018 and 2019 related to computer software was $688 and $0, respectively, and has been recorded in “other operating (income) expense, net.”

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2018 and September 30, 2019, the limits available were $14,281 and $14,245, respectively, of which $7,389 and $7,510, respectively, were utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in Note 12. Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving credit facility bore interest at a rate equal to the London Inter-bank Offered Rate, or LIBOR, plus a margin of 1.375% as of December 31, 2018 and September 30, 2019. The unutilized amount on the revolving facility bore a commitment fee of 0.20% as of December 31, 2018 and September 30, 2019. As of December 31, 2018 and September 30, 2019, a total of $297,098 and $247,098, respectively, was utilized, of which $295,000 and $245,000, respectively, constituted funded drawdown and $2,098 and $2,098, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the nine months ended September 30, 2019, the Company was in compliance with the financial covenants of the credit agreement.

12. Long-term debt

In August 2018, the Company amended its 2015 credit facility (the “2015 Facility”), which was comprised of an $800,000 term loan and a $350,000 revolving credit facility. The amended facility is comprised of a $680,000 term loan, which represents the outstanding balance under the 2015 Facility as of the date of amendment, and a $500,000 revolving credit facility. The amended facility expires on August 8, 2023. The amendment did not result in a substantial modification of $550,814 of the outstanding term loan under the 2015 Facility. Further, as a result of the amendment, the Company extinguished the outstanding term loan under the 2015 Facility of $129,186 and obtained additional funding of $129,186, resulting in no change to the outstanding principal of the term loan under the amended facility. In connection with the amendment, the Company expensed $2,029, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to the Company’s lenders related to the term loan. The overall borrowing capacity under the revolving credit facility increased from $350,000 to $500,000. The amendment of the revolving credit facility resulted in accelerated amortization of $82 relating to existing unamortized debt issuance cost. The remaining unamortized costs and an additional third-party fee paid in connection with the amendment is being amortized over the term of the amended facility, which will expire on August 8, 2023.

12. Long-term debt (Continued)

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 Facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the nine months ended September 30, 2019, the Company was in compliance with the financial covenants.

As of December 31, 2018 and September 30, 2019, the amount outstanding under the term loan, net of debt amortization expense of $2,158 and $1,769, was $660,841 and $635,731, respectively. As of December 31, 2018 and September 30, 2019, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum. Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of September 30, 2019 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of September 30, 2019, net of debt amortization expense, is as follows:

Year ended	Amount
2019	8,372
2020	33,509
2021	33,537
2022	33,564
2023	526,749
Total	$635,731

In March 2017, Genpact Luxembourg S.à.r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348,519, net of an underwriting fee of $1,481. The issuance was fully guaranteed by the Company. In connection with the offering, the Company incurred other debt issuance costs of $1,161. The total debt issuance cost of $2,642 is being amortized over the life of the notes as additional interest expense. As of December 31, 2018 and September 30, 2019, the amount outstanding under the notes, net of debt amortization expense of $1,713 and $1,319, was $348,287 and $348,681, respectively, which is payable on April 1, 2022. The Issuer will pay interest on the notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date of April 1, 2022. The Company, at its option, may redeem the notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to March 1, 2022, a specified “make-whole” premium. The notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets, and during the nine months ended September 30, 2019, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%. In connection with the 3.70% senior notes private offering, the Issuer and the Company entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which the Issuer and the Company agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended.

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of September 30,
	2018	2019
Accrued expenses	$179,843	$181,954
Accrued employee cost	210,251	233,796
Earn-out consideration	16,875	369
Statutory liabilities	42,728	56,161
Retirement benefits	22,921	26,207
Derivative instruments	15,373	9,114
Contract liabilities (Note 19)	64,744	93,414
Finance lease liability	—	9,323
Other liabilities	16,807	19,813
Capital lease obligations	1,808	—
	$571,350	$630,151

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of September 30,
	2018	2019
Accrued employee cost	$6,341	$8,770
Earn-out consideration	198	108
Retirement benefits	50,370	56,689
Derivative instruments	19,872	21,939
Contract liabilities (Note 19)	53,796	68,340
Finance lease liability	—	20,962
Others	32,935	17,305
Capital lease obligations	1,714	—
	$165,226	$194,113

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

15. Employee benefit plans (Continued)

Net defined benefit plan costs for the three and nine months ended September 30, 2018 and 2019 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Service costs	$1,762	$2,108	$5,815	$6,439
Interest costs	900	1,138	2,834	3,479
Amortization of actuarial loss	344	290	899	887
Expected return on plan assets	(689)	(643)	(2,169)	(1,967)
Net defined benefit plan costs	$2,317	$2,893	$7,379	$8,838

Defined contribution plans

During the three and nine months ended September 30, 2018 and 2019, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
India	$6,269	$7,805	$18,274	$21,757
U.S.	2,463	4,655	9,421	13,676
U.K.	2,033	2,634	7,357	9,290
China	4,388	4,693	13,190	14,111
Other regions	980	1,388	3,312	4,244
Total	$16,133	$21,175	$51,554	$63,078

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

15. Employee benefit plans (Continued)

The liability for the deferred compensation plan was $1,582 and $9,642 as of December 31, 2018 and September 30, 2019, respectively, and is included in “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $1,613 and $9,906 as of December 31, 2018 and September 30, 2019, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

The change in the fair value of Plan assets during the nine months ended September 30, 2018 and 2019 was $13 and $729, respectively, and for the three months ended September 30, 2018 and 2019 was $13 and $186, respectively, which is included in “other income (expense), net” in the consolidated statements of income. The change in the fair value of deferred compensation liabilities during the nine months ended September 30, 2018 and 2019 was $3 and $496, respectively, and for the three months ended September 30, 2018 and 2019 was $3 and $61, respectively, which is included in “selling, general and administrative expenses.”

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

Stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2018 and 2019 were $31,567 and $60,525, respectively, and for the three months ended September 30, 2018 and 2019 were $13,224 and $21,042, respectively. These costs have been allocated to cost of revenue and selling, general, and administrative expenses.

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

16. Stock-based compensation (Continued)

The following table shows the significant assumptions used in determining the fair value of options granted in the nine months ended September 30, 2018 and September 30, 2019.

	Nine months ended September 30, 2018	Nine months ended September 30, 2019
Dividend yield	0.95% - 1.01%	0.82% - 1.08%
Expected life (in months)	84	84
Risk-free rate of interest	2.67%-2.93%	1.56% - 2.63%
Volatility	22.55%-22.73%	21.0% - 21.38%

A summary of option activity during the nine months ended September 30, 2019 is set out below:

	Nine months ended September 30, 2019
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2019	7,261,675	$23.61	6.4		$—
Granted	1,881,068	28.50
Forfeited	(85,000)	29.91
Expired	—	—
Exercised	(622,494)	15.27			13,858
Outstanding as of September 30, 2019	8,435,249	$25.25	6.7		$114,171
Vested as of September 30, 2019 and expected to vest thereafter (Note a)	8,046,532	$25.08	6.7	$	110,206
Vested and exercisable as of September 30, 2019	3,186,076	$19.08	3.6		$62,668
Weighted average grant date fair value of grants during the period	$6.98

  (a) Options expected to vest reflect the application of an estimated forfeiture rate.

As of September 30, 2019, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $26,518, which will be recognized over the weighted average remaining requisite vesting period of 3.7 years.

Restricted share units

The Company has granted restricted share units, or RSUs, under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the nine months ended September 30, 2019 is set out below:

	Nine months ended September 30, 2019
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019	1,528,999	$27.45
Granted	218,965	34.34
Vested (Note a)	(611,871)	26.38
Forfeited	(65,067)	30.51
Outstanding as of September 30, 2019	1,071,026	$29.29
Expected to vest (Note b)	983,141

(a)

 611,871 RSUs that vested during the period were net settled upon vesting by issuing 505,512 shares (net of minimum statutory tax withholding).  In addition, 52,875 RSUs that vested in 2017 were settled during the nine month period ended September 30, 2019 by the issuance of 52,405 shares (net of minimum statutory tax withholding).

(b)	The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

16. Stock-based compensation (Continued)

As of September 30, 2019, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $18,419, which will be recognized over the weighted average remaining requisite vesting period of 1.8 years.

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

A summary of PU activity during the nine months ended September 30, 2019 is set out below:

	Nine months ended September 30, 2019
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2019	3,712,402	$28.40	3,712,402
Granted	1,577,530	34.68	3,155,060
Vested
Forfeited	(183,696)	28.74	(200,635)
Adjustment upon final determination of level of performance goal achievement (Note a)	(13,996)	30.68
Adjustment upon final determination of level of performance goal achievement (Note a)			(13,996)
Outstanding as of September 30, 2019	5,092,239	$30.33	6,652,830
Expected to vest (Note b)	5,368,588

(a)	Represents an adjustment made in March 2019 to the number of shares subject to the PUs granted in 2018 upon certification of the level of achievement of the performance targets underlying such awards.
(b)	The number of PUs expected to vest reflects the application of an estimated forfeiture rate and the expected achievement of higher-than-target performance for the PUs granted during the year.

As of September 30, 2019, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $66,249, which will be recognized over the weighted average remaining requisite vesting period of 1.8 years.

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

16. Stock-based compensation (Continued)

During the nine months ended September 30, 2018 and 2019, 181,643 and 195,221 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the nine months ended September 30, 2018 and 2019 was $591 and $781, respectively, and for the three months ended September 30, 2018 and 2019 was $210 and $278, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

17. Capital stock

Share repurchases

The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $1,250,000 under the Company’s existing share repurchase program. Since the Company’s share repurchase program was initially authorized in 2015, the Company has repurchased shares amounting to approximately $970,000, representing 37,239,353 common shares, at an average price of $26.04 per share.  This number includes shares repurchased under the Company’s 2017 accelerated share repurchase program.

During the nine months ended September 30, 2018 and September 30, 2019, the Company repurchased 4,114,882 and 608,285  of its common shares, respectively, on the open market at a weighted average price of $31.62  and $39.29 per share, respectively, for an aggregate cash amount of $130,103 and $23,901, respectively. Additionally, in the nine months ended September 30, 2018, the Company received a final delivery of 163,975 common shares upon the settlement of the transaction under its 2017 accelerated share repurchase program. All repurchased shares were retired.

Dividend

On February 12, 2018, the Company announced that its Board had approved a 25% increase in its quarterly cash dividend to $0.075 per share, up from $0.06 per share in 2017, representing an annual dividend of $0.30 per common share, up from $0.24 per share in 2017, payable to holders of the Company’s common shares. On March 21, 2018, June 20, 2018 and September 19, 2018, the Company paid dividends of $0.075 per share, amounting to $14,408, $14,240 and $14,253 in the aggregate, to shareholders of record as of March 9, 2018, June 8, 2018 and September 10, 2018, respectively.

On February 7, 2019, the Company announced that its Board had approved a 13% increase in its quarterly cash dividend to $0.085 per share, up from $0.075 per share in 2018, representing a planned annual dividend of $0.34 per common share, up from $0.30 per share in 2018, payable to holders of the Company’s common shares. On March 20, 2019, June 21, 2019 and September 20, 2019, the Company paid dividends of $0.085 per share, amounting to $16,119, $16,188 and $16,208 in the aggregate, to shareholders of record as of March 8, 2019, June 12, 2019 and September 11, 2019, respectively.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,051,062 and 2,375,425 for the nine months ended September 30, 2018 and 2019, respectively, and 3,222,303 and 60,194 for the three months ended September 30, 2018 and 2019, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Net income available to Genpact Limited common shareholders	$73,603	$88,120	$202,872	$222,683
Weighted average number of common shares used in computing basic earnings per common share	190,024,924	190,599,049	190,991,405	190,071,418
Dilutive effect of stock-based awards	3,090,845	5,291,792	3,265,366	4,612,281
Weighted average number of common shares used in computing dilutive earnings per common share	193,115,769	195,890,841	194,256,771	194,683,699
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.39	$0.46	$1.06	$1.17
Diluted	$0.38	$0.45	$1.04	$1.14

19. Net revenues

Disaggregation of revenue

In the following tables, the Company’s revenue is disaggregated by customer classification, service type, major industrial vertical and location of service delivery center.

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
GE	$64,507	$121,096	$188,000	$348,742
Global Clients	683,471	767,703	1,977,451	2,231,062
Total net revenues	$747,978	$888,799	$2,165,451	$2,579,804

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Business process outsourcing	$622,940	$749,322	$1,802,912	$2,173,562
Information technology services	125,038	139,477	362,539	406,242
Total net revenues	$747,978	$888,799	$2,165,451	$2,579,804

19. Net revenues (Continued)	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Banking, financial services and insurance	$258,372	$279,445	$803,771	$792,388
Consumer goods, retail, life sciences and healthcare	230,177	272,029	648,705	801,440
High tech, manufacturing and services	259,429	337,325	712,975	985,976
Total net revenues	$747,978	$888,799	$2,165,451	$2,579,804

  Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India also consists of net revenues for services performed at clients’ premises outside of India by business units or personnel normally based in India.

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
India	$408,169	$472,896	$1,262,225	$1,395,989
Asia, other than India	83,844	86,009	241,535	261,462
North and Latin America	152,121	233,062	456,241	622,873
Europe	103,844	96,832	205,450	299,480
Total net revenues	$747,978	$888,799	$2,165,451	$2,579,804

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

The following table provides details of the Company’s contract liabilities:

	Three months ended September 30,				Nine months ended September 30,
	2018		2019		2018		2019
Particulars	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue
Opening balance	$30,341	$98,962	$39,110	$104,276	$26,266	$101,785	$22,892	$95,648
Impact of opening balance offset with contract asset	—	$23,735	7,943	$43,648	—	$21,348	3,821	$25,604
Gross opening balance	$30,341	$122,697	$47,053	$147,924	$26,266	$123,133	$26,713	$121,252
Additions	9,152	16,881	25,455	31,226	25,888	49,592	67,281	85,203
Effect of business combination	273	75	—	—	273	75	444	—
Revenue recognized	(11,934)	(21,143)	(20,425)	(15,832)	(23,837)	(53,499)	(39,955)	(43,159)
Currency translation adjustments	(147)	(383)	(452)	(397)	(905)	(1,174)	(450)	(375)
Others	—	—	-	—	—	—	(2,402)	—
Gross closing balance	$27,685	$118,127	$51,631	$162,921	$27,685	$118,127	$51,631	$162,921
Impact of closing balance offset with contract asset	—	(22,586)	(8,286)	(44,512)	—	(22,586)	(8,286)	(44,512)
Closing balance (Note a)	$27,685	$95,541	$43,345	$118,409	$27,685	$95,541	$43,345	$118,409

(a) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

19. Net revenues (Continued)

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of September 30, 2019:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$161,754	93,414	51,454	14,645	2,241

The following table provides details of the Company’s contract assets:

Particulars	Three months ended September 30,		Nine months ended September 30,
Particulars	2018	2019	2018	2019
Opening balance	$41,671	$48,593	$43,366	$45,035
Impact of opening balance offset with contract liability	23,735	51,591	21,348	29,425
Gross opening balance	$65,406	$100,184	$64,714	$74,460
Additions	9,710	9,496	29,228	58,594
Reduction in revenue recognized	(10,706)	(9,899)	(29,532)	(33,273)
Gross closing balance	$64,410	$99,781	$64,410	$99,781
Impact of closing balance offset with contract liability	(22,586)	(52,798)	(22,586)	(52,798)
Closing balance (Note b)	$41,824	$46,983	$41,824	$46,983

(b)	Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

The following table provides details of the Company’s contract cost assets:

	Three months ended September 30,				Nine months ended September 30,
	2018		2019		2018		2019
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$24,808	$137,370	$35,593	$156,585	$23,227	$139,284	$25,891	$134,302
Closing balance	26,459	133,651	35,146	171,357	26,459	133,651	35,146	171,357
Amortization	3,666	19,974	4,496	15,106	10,509	54,874	13,044	41,701

20. Cost of revenue

Cost of revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Personnel expenses	$326,717	$422,508	$959,648	$1,224,610
Operational expenses	141,236	129,294	389,702	376,878
Depreciation and amortization	13,459	21,857	39,284	62,552
	$481,412	$573,659	$1,388,634	$1,664,040

21. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Personnel expenses	$125,838	$147,037	$380,532	$438,427
Operational expenses	39,551	44,965	126,860	136,461
Depreciation and amortization	2,621	2,535	7,893	7,363
	$168,010	$194,537	$515,285	$582,251

22. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Other operating (income) expense	$(191)	$59	$(477)	$(3,421)
Provision for impairment of intangible assets and property, plant and equipment	688	—	1,538	3,511
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(5,341)	—	$(5,974)	$—
Other operating (income) expense, net	$(4,844)	$59	$(4,913)	$90

23. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Interest income	$3,328	$1,968	$8,472	$4,758
Interest expense	(12,467)	(12,189)	(36,118)	(38,245)
Interest income (expense), net	$(9,139)	$(10,221)	$(27,646)	$(33,487)

24. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company’s effective tax rate (“ETR”) was 21.9% for the nine months ended September 30, 2019, up from 20.8% for the nine months ended September 30, 2018. The increase in the Company’s ETR is primarily due to the expiration of certain special economic zone benefits in India and changes in the jurisdictional mix of the Company’s income.

As of December 31, 2018, the Company had unrecognized tax benefits amounting to $26,722, including an amount of $25,485, which, if recognized, would impact the Company’s ETR.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the nine months ended September 30, 2019:

2019
Opening balance at January 1	$26,722
Decrease related to prior year tax positions	(56)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(217)
Increase related to current year tax positions, including recorded in acquisition accounting	225
Effect of exchange rate changes	(163)
Closing balance at September 30	$26,511

The Company’s unrecognized tax benefits as of September 30, 2019 include an amount of $25,273, which, if recognized, would impact the Company’s ETR. As of December 31, 2018 and September 30, 2019 the Company had accrued approximately $5,081 and $5,600, respectively, in interest relating to unrecognized tax benefits. During the year ended December 31, 2018 and the nine months ended September 30, 2019, the Company recognized approximately $467 and $519, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2018 and September 30, 2019, the Company had accrued approximately $995 and $914, respectively, for penalties.

25. Related party transactions

The Company has entered into related party transactions with its non-consolidating affiliates. The Company has also entered into related party transactions with a significant shareholder and its affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

During the nine months ended September 30 2018 and 2019, the Company recognized net revenues of $552 and $478, respectively, and for the three months ended September 30, 2018 and 2019, the Company recognized net revenues of $113 and $159, respectively, from a client that is a significant shareholder of the Company.

Cost of revenue

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, which are included in cost of revenue. For the nine months ended September 30, 2018 and 2019, cost of revenue includes an amount of $863 and $521, respectively, and for the three months ended September 30, 2018 and 2019, cost of revenue includes an amount of $414 and $185, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the nine months ended September 30, 2018 and 2019, selling, general and administrative expenses include an amount of $158 and $101, respectively, and for the three months ended September 30, 2018 and 2019, selling, general and administrative expenses include an amount of $68 and $47, respectively, attributable to the cost of services provided by the Company’s non-consolidating affiliates.

During the three and nine months ended September 30, 2018 and 2019, the Company engaged a significant shareholder to provide certain services to the Company, the costs of which are included in selling, general and administrative expenses. For the nine months ended September 30, 2018 and 2019, selling, general and administrative expenses include an amount of $20 and $105, respectively, and for the three months ended September 30, 2018 and 2019, selling, general and administrative expenses include an amount of $10 and $23, respectively, attributable to the cost of services provided by the Company’s significant shareholder.

26. Other Income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Government incentives	$5,154	$—	$30,850	$3,976
Other income/(expense)	231	704	(167)	1,091
Other Income (expense), net	$5,385	$704	$30,683	$5,067

27. Commitments and contingencies

Capital commitments

As of December 31, 2018 and September 30, 2019, the Company has committed to spend $4,859 and $8,246, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees amounting to $9,487 and $9,609 as of December 31, 2018 and September 30, 2019, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

Other commitments

Certain units of our Indian subsidiaries are established as Software Technology Parks of India units or Special Economic Zone (“SEZ”) units under the relevant regulations issued by the Government of India.  These units are exempt from customs and other  duties on imported and indigenous capital goods, stores and spares.  SEZ units are also exempt from the goods and services tax that was introduced in India in 2017.  The Company has undertaken to pay taxes and duties, if any, in respect of capital goods, stores, spares and services consumed duty-free, in the event that certain terms and conditions are not fulfilled.

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

28. Leases

The Company has leased buildings, vehicles, furniture and fixtures, leased lines, computer equipment and servers, and plants, machinery and equipment from various lessors. Certain lease agreements include options to terminate or extend the leases for up to 5 years. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2019 are summarized below:

Finance lease cost	Three months ended September 30, 2019	Nine months ended September 30, 2019
Amortization of ROU assets (Note a)	2,326	6,905
Interest on lease liabilities (Note b)	698	2,193
Operating lease cost (Note c)	18,510	50,538
Short-term lease cost (Note c)	128	356
Variable lease cost (Note c)	1,113	2,992
Total lease cost	$ 22,775	$ 62,984

a)	Included in “depreciation and amortization” in consolidated statements of income.

b)	Included in “interest income (expense), net” in consolidated statements of income.

c)	Included in “cost of revenue” and “selling, general and administrative expenses” in consolidated statements of income.

ROU assets relating to finance leases of $34,137 as of September 30, 2019 are included in “other assets.”

Other information

Weighted-average remaining lease term—finance leases	4.18 years
Weighted-average remaining lease term—operating leases	6.99 years
Weighted-average discount rate—finance leases	9.23%
Weighted-average discount rate—operating leases	6.93%

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$ 698	$ 2,182
Operating cash flows from operating leases	$ 18,321	$ 52,807
Financing cash flows from finance leases	$ 2,154	$ 6,256

28. Leases (Continued)

The following table reconciles the undiscounted cash flows for the operating and finance leases at September 30, 2019 to the operating and finance lease liabilities recorded on the balance sheet:

Period range	Finance lease	Operating lease

2019	2,761	16,940
2020	10,451	69,166
2021	8,225	64,634
2022	5,457	57,066
2023	4,090	51,354
2024	3,548	42,851
Thereafter	1,572	119,458
Total lease payments	36,104	421,469
Less: Imputed interest	5,819	92,972
Total lease liabilities	$ 30,285	$ 328,497

29. Subsequent Events

Acquisition

On October 15, 2019, the Company signed a definitive agreement to acquire substantially all the outstanding equity interests in Rightpoint Consulting LLC (“Rightpoint”), an Illinois limited liability company. The closing of the transaction is subject to certain customary closing conditions. Rightpoint is a digital consultancy business with technology at its core.

Dividend

On October 17, 2019, the Company announced that its Board has declared a dividend for the third quarter of 2019 of $0.085 per common share, which is payable on December 18, 2019 to shareholders of record as of the close of business on December 9, 2019. The declaration of any future dividends will be at the discretion of the Board of Directors.

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

Condensed Consolidating Balance Sheet

	As of September 30, 2019
	Issuer/ Subsidiary	Guarantor/Parent	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$14,292	$5,068	$437,512	$—	$456,872
Intercompany Accounts receivable, net	91,478	—	—	(91,478)	—
Accounts receivable, net	—	—	863,232	—	863,232
Intercompany loans	664,702	10,900	2,034,993	(2,710,596)	—
Intercompany other receivable	40,040	131,757	141,369	(313,166)	—
Prepaid expenses and other current assets	2,618	1,602	232,541	—	236,761
Total current assets	$813,130	$149,327	$3,709,647	$(3,115,239)	$1,556,865
Property, plant and equipment, net	203	—	216,182	—	216,385
Operating lease right-of-use assets	—	—	299,868	—	299,868
Intercompany loans	100,000	—	500,000	(600,000)	—
Deferred tax assets	—	—	80,583	—	80,583
Investment in subsidiaries	563,063	3,279,928	623,954	(4,466,945)	—
Investment in equity affiliates	—	—	—	—	—
Intercompany Investment in debentures	480,023	118,393	—	(598,416)	—
Intercompany other receivable	—	57,861	—	(57,861)	—
Intangible assets, net	—	—	162,571	—	162,571
Goodwill	—	—	1,389,487	—	1,389,487
Contract cost assets	—	—	206,503	—	206,503
Other assets	435	—	185,064	—	185,499
Total assets	$1,956,854	$3,605,510	$7,373,859	$(8,838,462)	$4,097,761

Liabilities and equity
Current liabilities
Short-term borrowings	$75,000	$—	$170,000	$—	$245,000
Current portion of Intercompany loans	229,457	1,965,037	516,102	(2,710,596)	—
Current portion of long-term debt	4,972	—	28,532	—	33,504
Accounts payable	176	13	20,765	—	20,954
Intercompany accounts payable	—	—	91,478	(91,478)	—
Income taxes payable	—	—	84,537	—	84,537
Intercompany other payable	54,260	94,452	164,454	(313,166)	—
Accrued expenses and other current liabilities	9,046	5,820	615,286	—	630,151
Operating leases liability	—	—	50,048	—	50,048
Total current liabilities	$372,910	$2,065,321	$1,741,202	$(3,115,239)	$1,064,194
Long-term debt, less current portion	437,326	—	513,582	—	950,908
Operating leases liability	—	—	278,449	—	278,449
Deferred tax liabilities	—	—	4,413	—	4,413
Intercompany other payable	—	—	57,861	(57,861)	—
Intercompany loans and debenture, less current portion	500,000	—	698,416	(1,198,416)	—
Other liabilities	109	136	193,869	—	194,113
Total liabilities	$1,310,345	$2,065,457	$3,487,792	$(4,371,517)	$2,492,077

Shareholders' equity	646,509	1,540,053	3,886,067	(4,466,945)	1,605,684
Commitments and contingencies	—	—	—	—	—
Total liabilities and equity	$1,956,854	$3,605,510	$7,373,859	$(8,838,462)	$4,097,761

30. Guarantor financial information (continued) Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Issuer/ Subsidiary	Guarantor/Parent	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,797	$2,505	$353,094	$—	$368,396
Intercompany accounts receivable, net	89,958	—	—	(89,958)	—
Accounts receivable, net	—	—	774,184	—	774,184
Intercompany loans	447,578	1,300	1,835,608	(2,284,486)	—
Intercompany other receivable	33,224	52,783	117,537	(203,544)	—
Prepaid expenses and other current assets	2,242	1,278	208,957	—	212,477
Total current assets	$585,799	$57,866	$3,289,380	$(2,577,988)	$1,355,057
Property, plant and equipment, net	388	—	212,327	—	212,715
Intercompany loans	100,000	—	500,000	(600,000)	—
Deferred tax assets	—	—	74,566	—	74,566
Investment in subsidiaries	548,654	3,073,467	557,089	(4,179,210)	—
Investment in equity affiliates	—	—	836	—	836
Intercompany investment in debentures	571,919	50,393	—	(622,312)	—
Intercompany other receivable	—	83,169	—	(83,169)	—
Intangible assets, net	—	—	177,087	—	177,087
Goodwill	—	—	1,393,832	—	1,393,832
Contract cost assets	—	—	160,193	—	160,193
Other assets	682	—	154,477	—	155,159
Total assets	$1,807,442	$3,264,895	$6,519,787	$(8,062,679)	$3,529,445

Liabilities and equity
Current liabilities
Short-term borrowings	$100,000	$—	$195,000	$—	$295,000
Current portion of intercompany loans	128,572	1,849,537	306,377	(2,284,486)	—
Current portion of long-term debt	4,961	—	28,522	—	33,483
Accounts payable	1,636	520	40,428	—	42,584
Intercompany accounts payable	—	—	89,958	(89,958)	—
Income taxes payable	—	—	33,895	—	33,895
Intercompany other payable	47,844	70,973	84,727	(203,544)	—
Accrued expenses and other current liabilities	5,248	5,157	560,945	—	571,350
Total current liabilities	$288,261	$1,926,187	$1,339,852	$(2,577,988)	$976,312
Long-term debt, less current portion	440,665	—	534,980	—	975,645
Deferred tax liabilities	—	—	8,080	—	8,080
Intercompany other payable	—	—	83,169	(83,169)	—
Intercompany loans and debenture, less current portion	500,000	—	722,312	(1,222,312)	—
Other liabilities	197	154	164,875	—	165,226
Total liabilities	$1,229,123	$1,926,341	$2,853,268	$(3,883,469)	$2,125,263

Shareholders' equity	578,319	1,338,554	3,666,519	(4,179,210)	1,404,182
Commitments and contingencies	—	—	—	—	—
Total liabilities and equity	$1,807,442	$3,264,895	$6,519,787	$(8,062,679)	$3,529,445

30. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Three months ended September 30, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$18,089	$—	$888,799	$(18,089)	$888,799
Cost of revenue	—	—	573,659	—	573,659
Gross profit	$18,089	$—	$315,140	$(18,089)	$315,140

Operating expenses:
Selling, general and administrative expenses	2,357	7,915	202,354	(18,089)	194,537
Amortization of acquired intangible assets	—	—	6,960	—	6,960
Other operating (income) expense, net	—	—	59	—	59
Income (loss) from operations	$15,731	$(7,915)	$105,767	—	$113,584
Foreign exchange gains (losses), net	91	103	6,533	—	6,727
Interest income (expense), net	(5,275)	—	(4,946)	—	(10,221)
Intercompany interest income (expense), net	21,427	(4,048)	(17,379)	—	—
Other income (expense), net	—	—	704	—	704
Income (loss) before equity-method investment activity, net and income tax expense	$31,974	$(11,860)	$90,680	$—	$110,794
Gain (loss) on equity-method investment activity, net	10,957	99,980	30,311	(141,253)	(5)
Income before income tax expense	$42,932	$88,120	$120,990	$(141,253)	$110,789
Income tax expense	1,665	—	21,004	—	22,669
Net income	$41,267	$88,120	$99,986	$(141,253)	$88,120
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—
Net income attributable to Genpact Limited shareholders	$41,267	$88,120	$99,986	$(141,253)	$88,120

Condensed Consolidating Statement of Income (Loss)

	Nine months ended September 30, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$44,112	$—	$2,579,804	$(44,112)	$2,579,804
Cost of revenue	—	—	1,664,040	—	1,664,040
Gross profit	$44,112	$—	$915,764	$(44,112)	$915,764

Operating expenses:
Selling, general and administrative expenses	7,746	22,690	595,927	(44,112)	582,251
Amortization of acquired intangible assets	—	—	23,565	—	23,565
Other operating (income) expense, net	—	—	90	—	90
Income (loss) from operations	$36,366	$(22,690)	$296,181	$—	$309,858
Foreign exchange gains (losses), net	593	70	2,983	—	3,646
Interest income (expense), net	(16,090)	—	(17,397)	—	(33,487)
Intercompany interest income (expense), net	57,869	(13,384)	(44,485)	—	—
Other income (expense), net	30	0	5,037	—	5,067
Income (loss) before equity-method investment activity, net and income tax expense	$78,769	$(36,003)	$242,319	$—	$285,084
Gain (loss) on equity-method investment activity, net	13,056	258,686	73,643	(345,402)	(16)
Income before income tax expense	$91,825	$222,683	$315,963	$(345,402)	$285,068
Income tax expense	5,125	—	57,260	—	62,385
Net income	$86,700	$222,683	$258,702	$(345,402)	$222,683
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—
Net income attributable to Genpact Limited shareholders	$86,700	$222,683	$258,702	$(345,402)	$222,683

30. Guarantor financial information (continued)

Condensed Consolidating Statement of Income (Loss)

	Three months ended September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$13,243	$—	$747,978	$(13,243)	$747,978
Cost of revenue	—	707	480,705	—	481,412
Gross profit	$13,243	$(707)	$267,273	$(13,243)	$266,566

Operating expenses:
Selling, general and administrative expenses	4,935	5,154	171,164	(13,243)	168,010
Amortization of acquired intangible assets	—	—	9,372	—	9,372
Other operating (income) expense, net	—	—	(4,844)	—	(4,844)
Income (loss) from operations	$8,308	$(5,861)	$91,581	$—	$94,028
Foreign exchange gains (losses), net	(299)	372	7,377	—	7,450
Interest income (expense), net	(4,651)	—	(4,488)	—	(9,139)
Intercompany interest income (expense), net	18,031	(6,291)	(11,740)	—	—
Other income (expense), net	—	—	5,385	—	5,385
Income (loss) before equity-method investment activity, net and income tax expense	$21,389	$(11,780)	$88,115	$—	$97,724
Gain (loss) on equity-method investment activity, net	11,069	85,383	19,820	(116,279)	(7)
Income before income tax expense	$32,458	$73,603	$107,935	$(116,279)	$97,717
Income tax expense	1,567	—	22,547	—	24,114
Net income	$30,891	$73,603	$85,388	$(116,279)	$73,603
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—
Net income attributable to Genpact Limited shareholders	$30,891	$73,603	$85,388	$(116,279)	$73,603

Condensed Consolidating Statement of Income (Loss)

	Nine Months ended September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$37,301	$—	$2,165,451	$(37,301)	$2,165,451
Cost of revenue	—	707	1,387,927	—	1,388,634
Gross profit	$37,301	$(707)	$777,524	$(37,301)	$776,817

Operating expenses:
Selling, general and administrative expenses	8,936	16,916	526,800	(37,367)	515,285
Amortization of acquired intangible assets	48	—	29,086	—	29,134
Other operating (income) expense, net	17	—	(4,930)	—	(4,913)
Income (loss) from operations	$28,300	$(17,623)	$226,568	$66	$237,311
Foreign exchange gains (losses), net	862	874	13,317	—	15,053
Interest income (expense), net	(11,629)	—	(16,017)	—	(27,646)
Intercompany interest income (expense), net	58,156	(13,594)	(44,562)	—	—
Other income (expense), net	—	—	30,683	—	30,683
Income (loss) before equity-method investment activity, net and income tax expense	$75,689	$(30,343)	$209,989	$66	$255,401
Gain (loss) on equity-method investment activity, net	22,100	233,215	81,864	(337,201)	(22)
Income before income tax expense	$97,789	$202,872	$291,853	$(337,135)	$255,379
Income tax expense	4,854	—	48,414	—	53,268
Net income	$92,935	$202,872	$243,439	$(337,135)	$202,111
Net loss attributable to redeemable non-controlling interest	—	—	(761)	—	(761)
Net income attributable to Genpact Limited shareholders	$92,935	$202,872	$244,200	$(337,135)	$202,872

30. Guarantor financial information (continued) Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three months ended September 30, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$41,267	$88,121	$99,986	$(141,253)	$88,120	$—
Other comprehensive income:
Currency translation adjustments	(21,772)	(39,404)	(39,404)	61,175	(39,404)	$—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	1,485	(11,360)	(11,360)	9,875	(11,360)	—
Retirement benefits, net of taxes	54	346	346	(400)	346	$—
Other comprehensive income (loss)	(20,233)	(50,418)	(50,418)	70,650	(50,418)	—
Comprehensive income (loss)	$21,034	$37,703	$49,569	$(70,603)	$37,702	$—

	Nine months ended September 30, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$86,700	$222,683	$258,702	$(345,402)	$222,683	$—
Other comprehensive income:
Currency translation adjustments	(14,307)	(24,677)	(24,677)	38,984	(24,677)	$—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(53)	1,683	1,683	(1,630)	1,683	—
Retirement benefits, net of taxes	63	773	773	(836)	773	$—
Other comprehensive income (loss)	(14,297)	(22,221)	(22,221)	36,518	(22,221)	—
Comprehensive income (loss)	$72,403	$200,462	$236,481	$(308,885)	$200,462	$—

	Three months ended September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$30,891	$73,603	$85,388	$(116,279)	$73,603	$—
Other comprehensive income:
Currency translation adjustments	(35,035)	(58,134)	(58,134)	93,169	(58,134)	—
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(29,242)	(28,918)	(28,918)	58,160	(28,918)	—
Retirement benefits, net of taxes	(6)	692	692	(686)	692	—
Other comprehensive income (loss)	(64,283)	(86,360)	(86,360)	150,643	(86,360)	—
Comprehensive income (loss)	$(33,392)	$(12,757)	$(972)	$34,364	$(12,757)	$—

	Nine months ended September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$92,935	$202,872	$244,200	$(337,135)	$202,872	$(761)
Other comprehensive income:
Currency translation adjustments	(88,743)	(141,150)	(141,150)	229,893	(141,150)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(71,352)	(75,729)	(74,279)	145,631	(75,729)	—
Retirement benefits, net of taxes	67	1,822	1,198	(1,265)	1,822	—
Other comprehensive income (loss)	(160,028)	(215,057)	(214,231)	374,259	(215,057)	(424)
Comprehensive income (loss)	$(67,093)	$(12,185)	$29,969	$37,124	$(12,185)	$(1,185)

30. Guarantor financial information (continued)

Condensed Consolidating Statement of Cash Flow

	Nine months ended September 30, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(148,906)	$(15,281)	$79,397	$426,110	$341,319
Investing activities
Purchase of property, plant and equipment	—	—	(55,072)	—	(55,071)
Payment for internally generated intangible assets (including intangibles under development)	—	—	(26,261)	—	(26,261)
Proceeds from sale of property, plant and equipment	—	—	1,621	—	1,621
Investment in subsidiaries	(6,848)	—	—	6,848	—
Dividend received	—	30,000	—	(30,000)	—
Payment for purchase of bonds, intercompany	—	(103,100)	—	103,100	—
Proceeds from redemption of debentures, intercompany	86,818	35,100	—	(121,918)	—
Payment for business acquisitions, net of cash acquired	—	—	(6,305)	—	(6,305)
Payment for purchase of redeemable non-controlling interest	—	—	—	—	—
Net cash (used for) provided by investing activities	$79,970	$(38,000)	(86,017)	$(41,970)	$(86,016)
Financing activities
Repayment of capital lease obligations	—	—	(6,256)	—	(6,256)
Proceeds from long-term debt	—	—	—	—	—
Repayment of long-term debt	(3,750)	—	(21,750)	—	(25,500)
Proceeds from short-term borrowings	—	—	50,000	—	50,000
Repayment of short-term borrowings	(25,000)	—	(75,000)	—	(100,000)
Proceeds from intercompany loans	105,885	122,500	245,037	(473,422)	—
Repayment of intercompany loans	(5,000)	(7,000)	(35,312)	47,312	—
Proceeds from issuance of common shares under stock-based compensation plans	—	15,949	—	—	15,949
Proceeds from issuance of common shares	—	—	6,848	(6,848)	—
Payment for net settlement of stock-based awards	—	(3,177)	—	—	(3,177)
Payment of earn-out/deferred consideration	—	—	(12,790)	—	(12,790)
Dividend paid	—	(48,515)	(30,000)	30,000	(48,515)
Payment for stock repurchased and retired	—	(23,901)	—	—	(23,901)
Payment for expenses related to stock repurchase	—	(12)	—	—	(12)
Proceeds from issuance of bonds, intercompany	—	—	103,100	(103,100)	—
Payment for redemption of debentures, intercompany	—	—	(121,918)	121,918	—
Net cash (used for) provided by financing activities	$72,134	$55,844	$101,959	$(384,140)	$(154,202)
Effect of exchange rate changes	(1,703)	-	(10,922)	—	(12,625)
Net increase (decrease) in cash and cash equivalents	3,198	2,563	95,340	—	101,101
Cash and cash equivalents at the beginning of the period	12,797	2,505	353,094	—	368,396
Cash and cash equivalents at the end of the period	$14,292	$5,068	$437,512	$—	$456,872

30. Guarantor financial information (continued)

Condensed Consolidating Statement of Cash Flow

	Nine months ended September 30, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(169,540)	$(896)	$(9,110)	$382,352	$202,806
Investing activities
Purchase of property, plant and equipment	(1)	—	(68,026)	—	(68,027)
Payment for internally generated intangible assets	—	—	(19,397)	—	(19,397)
Proceeds from sale of property, plant and equipment	—	—	499	—	499
Investment in equity affiliates	—	—	—	—	—
Investment in subsidiaries	(109,759)	—	8,861	100,898	—
Proceeds from redemption of debentures, intercompany	91,761	—	—	(91,761)	—
Payment for business acquisitions, net of cash acquired	—	—	(108,105)	—	(108,105)
Payment for purchase of redeemable non-controlling interest	—	—	(4,730)	—	(4,730)
Net cash (used for) provided by investing activities	$(17,999)	$—	$(190,898)	$9,137	$(199,760)
Financing activities
Repayment of capital lease obligations	—	—	(1,954)	—	(1,954)
Payment of debt issuance costs	—	—	(4,293)	—	(4,293)
Proceeds from long-term debt	100,000	—	29,186	—	129,186
Repayment of long-term debt	(1,225)	—	(156,461)	—	(157,686)
Proceeds from short-term borrowings	100,000	—	125,000	—	225,000
Repayment of short-term borrowings	—	—	(65,000)	—	(65,000)
Proceeds from intercompany loans	58,638	226,500	298,467	(583,605)	—
Repayment of intercompany loans	(62,979)	(51,500)	(86,839)	201,318	—
Proceeds from issuance of common shares under stock-based compensation plans	—	12,275	100,963	(100,963)	12,275
Payment for net settlement of stock-based awards	—	(14,947)	—	—	(14,947)
Payment of earn-out/deferred consideration	—	—	(1,559)	—	(1,559)
Dividend paid	—	(42,901)	—	—	(42,901)
Payment for stock repurchased and retired	—	(130,103)	—	—	(130,103)
Payment for expenses related to stock repurchase	—	(82)	—	—	(82)
Payment for redemption of debentures, intercompany	—	—	(91,761)	91,761	—
Net cash (used for) provided by financing activities	$194,434	$(758)	$145,749	$(391,489)	$(52,064)
Effect of exchange rate changes	(5,375)	—	(48,845)	—	(54,220)
Net increase (decrease) in cash and cash equivalents	6,895	(1,654)	(54,259)	—	(49,018)
Cash and cash equivalents at the beginning of the period	4,507	2,136	497,825	—	504,468
Cash and cash equivalents at the end of the period	$6,027	$482	$394,721	$—	$401,230

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and our Annual Report on Form 10-K for the year ended December 31, 2018.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

•	our ability to comply with data protection laws and regulations and to maintain the security and confidentiality of personal and other sensitive data of our clients, employees or others;
•	our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services industry;
•	our ability to successfully consummate or integrate strategic acquisitions;
•	our ability to maintain pricing and asset utilization rates;
•	our ability to hire and retain enough qualified employees to support our operations;
•	increases in wages in locations in which we have operations;
•	our ability to service our defined contribution and benefit plan payment obligations;
•	clarification as to the possible retrospective application of a judicial pronouncement in India regarding our defined contribution and benefit plan payment obligations;
•	our relative dependence on the General Electric Company (“GE”) and our ability to maintain our relationships with divested GE businesses;
•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR, including the pending global phase-out of LIBOR, and changes to our credit ratings;
•

our ability to meet our corporate funding needs, pay dividends and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;

•	restrictions on visas for our employees traveling to North America and Europe;
•

fluctuations in currency exchange rates between the currencies in which we transact business, primarily the U.S. dollar, Australian dollar, Chinese renminbi, Euro, Indian rupee, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Romanian leu, Hungarian Forint and U.K. pound sterling;

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

Overview

We are a global professional services firm that focuses on business transformation. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 93,000 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Victoria Place, 5th Floor, 31 Victoria Street, Hamilton HM 10, Bermuda.

In the quarter ended September 30, 2019, we had net revenues of $888.8 million, of which $767.7 million, or 86.4%, was from clients other than GE, which we refer to as Global Clients, with the remaining $121.1 million, or 13.6%, coming from GE.

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

On August 16, 2019, we completed a secondary offering of our common shares, pursuant to which certain of our shareholders affiliated with Bain Capital Investors, LLC, namely Glory Investments A Limited and its affiliated assignees, together with their co-investor, GIC Private Limited (collectively, the “Selling Shareholders”), sold 12.5 million common shares at a price of $40.59 per share in an underwritten public offering, with Goldman Sachs & Co. LLC acting as the sole underwriter. All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“ Unaudited Consolidated Financial Statements” above, Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2018.

We adopted the new accounting standard for leases effective January 1, 2019, using the modified retrospective adoption approach. For further discussion and additional disclosure regarding our adoption of this standard, see Note 2 “Summary of significant accounting policies” and Note 28 — “Leases” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2018 and 2019.

					Percentage Change
					Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2018	2019	2018	2019	2019 vs. 2018	2019 vs. 2018
	(dollars in millions)		(dollars in millions)
Net revenues—GE	$64.5	$121.1	$188.0	$348.7	87.7%	85.5%
Net revenues—Global Clients	683.5	767.7	1,977.5	2,231.1	12.3%	12.8%
Total net revenues	748.0	888.8	2,165.5	2,579.8	18.8%	19.1%
Cost of revenue	481.4	573.7	1,388.6	1,664.0	19.2%	19.8%
Gross profit	266.6	315.1	776.8	915.8	18.2%	17.9%
Gross profit margin	35.6%	35.5%	35.9%	35.5%
Operating expenses
Selling, general and administrative expenses	168.0	194.5	515.3	582.3	15.8%	13.0%
Amortization of acquired intangible assets	9.4	7.0	29.1	23.6	(25.7)%	(19.1)%
Other operating (income) expense, net	(4.8)	0.1	(4.9)	0.1	(101.2)%	(101.8)%
Income from operations	94.0	113.6	237.3	309.9	20.8%	30.6%
Income from operations as a percentage of net revenues	12.6%	12.8%	11.0%	12.0%
Foreign exchange gains (losses), net	7.5	6.7	15.1	3.6	(9.7)%	(75.8)%
Interest income (expense), net	(9.1)	(10.2)	(27.6)	(33.5)	11.8%	21.1%
Other income (expense), net	5.4	0.7	30.7	5.1	(86.9)%	(83.5)%
Income before equity-method investment activity, net and income tax expense	97.7	110.8	255.4	285.1	13.4%	11.6%
Equity-method investment activity, net	—	—	—	—	—%	—%
Income before income tax expense	97.7	110.8	255.4	285.1	13.4%	11.6%
Income tax expense	24.1	22.7	53.3	62.4	(6.0)%	17.1%
Net income	73.6	88.1	202.1	222.7	19.7%	10.2%
Net income attributable to redeemable non-controlling interest	—	—	0.8	—	—%	(100.0)%
Net income attributable to Genpact Limited common shareholders	$73.6	$88.1	$202.9	$222.7	19.7%	9.8%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	9.8%	9.9%	9.4%	8.6%

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Net revenues. Our net revenues were $888.8 million in the third quarter of 2019, up $140.8 million, or 18.8%, from $748.0 million in the third quarter of 2018. The growth in our net revenues was driven primarily by an increase in business process outsourcing, or BPO, services delivered both to Global Clients and GE, in particular our transformation services (analytics, consulting and digital), including incremental revenues associated with recent large deals. Adjusted for foreign exchange, primarily the impact of changes in the value of the euro and the U.K. pound sterling against the U.S. dollar, our net revenues grew 19% compared to the third quarter of 2018 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and are adjusted for hedging gains/(losses).

Our average headcount increased by 15.4% to approximately 92,900 in the third quarter of 2019 from approximately 80,500 in the third quarter of 2018.

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Global Clients:
BPO services	$585.8	$666.1	13.7%
IT services	97.7	101.6	4.0
Total net revenues from Global Clients	$683.5	$767.7	12.3%
GE:
BPO services	37.2	83.2	124.0%
IT services	27.3	37.9	38.4
Total net revenues from GE	$64.5	$121.1	87.7%
Total net revenues from BPO services	622.9	749.3	20.3%
Total net revenues from IT services	125.0	139.5	11.5
Total net revenues	$748.0	$888.8	18.8%

Net revenues from Global Clients in the third quarter of 2019 were $767.7 million, up $84.2 million, or 12.3%, from $683.5 million in the third quarter of 2018. This increase was primarily driven by growth in several of our verticals, including capital markets, high tech, banking and financial services and consumer goods. As a percentage of total net revenues, net revenues from Global Clients decreased from 91.4% in the third quarter of 2018 to 86.4% in the third quarter of 2019 due to the significant growth in GE revenues.

Net revenues from GE in the third quarter of 2019 were $121.1 million, up $56.6 million, or 87.7%, from the third quarter of 2018, driven by services delivered in connection with a large new contract signed in the fourth quarter of 2018, as well as an increase in transformation services project engagements in the third quarter of 2019. Net revenues from GE increased as a percentage of our total net revenues from 8.6% in the third quarter of 2018 to 13.6% in the third quarter of 2019.

Net revenues from BPO services in the third quarter of 2019 were $749.3 million, up $126.4 million, or 20.3%, from $622.9 million in the third quarter of 2018. This increase was primarily attributable to an increase in transformation services, in particular those services associated with large deals signed in the fourth quarter of 2018 and the first quarter of 2019, and growth in several of our verticals, including capital markets, high tech, manufacturing and services, banking and financial services and consumer goods. Net revenues from IT services were $139.5 million in the third quarter of 2019, up $14.4 million, or 11.5%, from $125.0 million in the third quarter of 2018.

Net revenues from BPO services as a percentage of total net revenues increased to 84.3% in the third quarter of 2019 from 83.3% in the third quarter of 2018, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Three Months Ended September 30,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$326.7	$422.5	43.7%	47.5%
Operational expenses	141.2	129.3	18.9	14.5
Depreciation and amortization	13.5	21.9	1.8	2.5
Cost of revenue	$481.4	$573.7	64.4%	64.5%
Gross margin	35.6%	35.5%

Cost of revenue was $573.7 million in the third quarter of 2019, up $92.3 million, or 19.2%, from the third quarter of 2018. Increases in our operational headcount, including in the number of onshore personnel, for transformation services delivery and additional headcount from large deals, wage inflation and higher stock-based compensation expense contributed to the increase in cost of revenue, partially offset by lower consultancy charges and improved utilization of transformation services resources in the third quarter of 2019 compared to the third quarter of 2018.

Our gross margin decreased from 35.6% in the third quarter of 2018 to 35.5% in the third quarter of 2019, driven primarily by lower initial gross margins associated with large new deals and an increase in stock-based compensation expense, partially offset by improved utilization of transformation services resources and improved operating leverage.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 43.7% in the third quarter of 2018 to 47.5% in the third quarter of 2019. Personnel expenses in the third quarter of 2019 were $422.5 million, up $95.8 million, or 29.3%, from $326.7 million in the third quarter of 2018. A 15.3% net increase in our operational headcount, including an increase in the number of onshore personnel, particularly related to large new deals and transformation services delivery, the impact of wage inflation and higher stock-based compensation expense resulted in higher personnel expenses in the third quarter of 2019 compared to the third quarter of 2018.

Operational expenses. Operational expenses as a percentage of total net revenues decreased from 18.9% in the third quarter of 2018 to 14.5% in the third quarter of 2019, largely due to improved operational efficiencies and the other factors described below. Operational expenses in the third quarter of 2019 were $129.3 million, down $11.9 million, or 8.5%, from the third quarter of 2018, primarily due to lower contractor costs and a reduction in communication expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues increased from 1.8% in the third quarter of 2018 to 2.5% in the third quarter of 2019. Depreciation and amortization expenses as a component of cost of revenue were $21.9 million, up $8.4 million, or 62.4%, from the third quarter of 2018. This increase was primarily due to the expansion of certain existing facilities, the acquisition of new assets, including technology-related intangible assets capitalized after the third quarter of 2018, and additional finance leases recognized on the adoption of a new lease standard in 2019.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Three Months Ended September 30,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$125.8	$147.0	16.8%	16.5%
Operational expenses	39.6	45.0	5.3	5.1
Depreciation and amortization	2.6	2.5	0.4	0.3
Selling, general and administrative expenses	$168.0	$194.5	22.5%	21.9%

SG&A expenses as a percentage of total net revenues decreased from 22.5% in the third quarter of 2018 to 21.9% in the third quarter of 2019, primarily due to operating leverage driven by higher revenues. SG&A expenses were $194.5 million, up $26.5 million, or 15.8%, from the third quarter of 2018. This increase in expenses was primarily due to wage inflation, a net increase in our support personnel headcount and higher stock-based compensation and marketing expenses, partially offset by lower infrastructure costs.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased from 16.8% in the third quarter of 2018 to 16.5% in the third quarter of 2019. This decrease was primarily due to improved operating leverage and expected savings from functional efficiency initiatives. Personnel expenses as a component of SG&A expenses were $147.0 million, up $21.2 million, or 16.8%, from the third quarter of 2018. This increase is primarily due to wage inflation, a net increase in our support personnel headcount and higher stock-based compensation expense in the third quarter of 2019 compared to the third quarter of 2018.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 5.3% in the third quarter of 2018 to 5.1% in the third quarter of 2019. Operational expenses as a component of SG&A expenses were $45.0 million, up $5.4 million, or 13.7%, from the third quarter of 2018. This increase was primarily due to higher marketing expenses, consultancy expenses and travel expenses in the third quarter of 2019 compared to the third quarter of 2018.

Depreciation and amortization. As a percentage of total net revenues, depreciation and amortization expenses decreased from 0.4% in the third quarter of 2018 to 0.3% in the third quarter of 2019. Depreciation and amortization expenses as a component of SG&A expenses were $2.5 million, down $0.1 million, or 3.3%, from the third quarter of 2018.

Amortization of acquired intangibles. Non-cash charges related to amortization of acquired intangibles were $7.0 million in the third quarter of 2019, down $2.4 million, or 25.7%, from the third quarter of 2018.

Other operating (income) expense, net. Other operating expense, net of income, was $0.1 million in the third quarter of 2019, compared to other operating income, net of expense of $4.8 million in the third quarter of 2018. We recorded a gain of $5.3 million in the third quarter of 2018 due to changes in the fair value of earn-out consideration payable in connection with an acquisition. No such changes were recorded in the third quarter of 2019. Additionally, we recorded a $0.7 million non-recurring charge in the third quarter of 2018 relating to a computer software and technology-related intangible asset, discussed in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“Unaudited Consolidated Financial Information” above. No such charge was recorded in the third quarter of 2019.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 12.6% in the third quarter of 2018 to 12.8% in the third quarter of 2019. Income from operations was $113.6 million in the third quarter of 2019, up $19.6 million from $94.0 million in the third quarter of 2018.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $6.7 million in the third quarter of 2019, compared to $7.5 million in the third quarter of 2018. The gains in the third quarters of 2018 and 2019 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar during these quarters.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Three Months Ended September 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Interest income	$3.3	$2.0	(40.9)%
Interest expense	(12.5)	(12.2)	(2.2)
Interest income (expense), net	$(9.1)	$(10.2)	11.8%
Interest income (expense), net as a percentage of total net revenues	(1.2)%	(1.1)%

Our net interest expense increased by $1.1 million in the third quarter of 2019 compared to the third quarter of 2018 due to a $1.3 million decrease in interest income partially offset by a $0.3 million decrease in interest expense. The decrease in interest expense was primarily due to (i) lower interest expense on the term loan under our LIBOR-linked credit facility in the third quarter of 2019 compared to the third quarter of 2018, which is discussed in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) additional interest expense resulting from the amendment of our June 2015 credit facility in the third quarter of 2018. No such expense was incurred in the third quarter of 2019. The decrease was partially offset by (i) higher drawdown on our revolving credit facility in the third quarter of

2019 compared to the third quarter of 2018 and (ii) higher interest expense recognized under finance leases (including those recognized under the new accounting pronouncement on leases adopted in 2019). Our interest income decreased by $1.3 million in the third quarter of 2019 compared to the third quarter of 2018, primarily due to lower account balances in India, where we earn higher interest rates on our deposits compared to other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.3% in the third quarter of 2018 to 3.2% in the third quarter of 2019.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2018	2019	2019 vs 2018
	(dollars in millions)
Government incentives	$5.2	$-	NM*	%
Other income/(expense)	0.2	0.7	204.7
Other income (expense), net	$5.4	$0.7	(86.9)%
Other income (expense), net as a percentage of total net revenues	0.7%	0.1%

*Not Measurable

Our net other income was $0.7 million in the third quarter of 2019, down $4.7 million from net other income of $5.4 million in the third quarter of 2018. This decrease is primarily due to the fact that we recorded no income in the third quarter of 2019 in connection with an export subsidy in comparison to $5.2 million recorded in connection with an export subsidy in the third quarter of 2018. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and was available for eligible export services until March 31, 2019.

Income tax expense. Our income tax expense was $22.7 million in the third quarter of 2019, down from $24.1 million in the third quarter of 2018, representing an effective tax rate, or ETR, of 20.5%, down from 24.7% in the third quarter of 2018. The reduction in ETR is primarily due to the recording of a non-recurring expense related to U.S. tax reform in the third quarter of 2018 and certain discrete tax benefits recorded in the third quarter of 2019, partially offset by changes in the jurisdictional mix of our income.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues was 9.9% in the third quarter of 2019, up from 9.8% in the third quarter of 2018. Net income attributable to our common shareholders increased by $14.5 million, from $73.6 million in the third quarter of 2018 to $88.1 million in the third quarter of 2019.

Nine months ended September 30, 2019 Compared to the Nine months ended September 30, 2018

Net revenues. Our net revenues were $2,579.8 million in the nine months ended September 30, 2019, up $414.4 million, or 19.1%, from $2,165.5 million in the nine months ended September 30, 2018. The growth in our net revenues was driven primarily by an increase in BPO services delivered to our Global Clients and GE, in particular transformation services, and incremental revenues from recent large deals. Adjusted for foreign exchange, primarily the impact of changes in the value of the euro and the U.K. pound sterling against the U.S. dollar, our net revenues grew 20.3% compared to the nine months ended September 30, 2018 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and are adjusted for hedging gains/(losses).

Our average headcount increased by 14.3% to approximately 90,000 in the nine months ended September 30, 2019 from approximately 78,700 in the nine months ended September 30, 2018.

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Global Clients:
BPO services	$1,694.6	1,931.3	14.0%
IT services	282.8	299.8	6.0
Total net revenues from Global Clients	$1,977.5	2,231.1	12.8%
GE:
BPO services	108.3	242.3	123.7%
IT services	79.7	106.5	33.6
Total net revenues from GE	$188.0	348.7	85.5%
Total net revenues from BPO services	1,802.9	2,173.6	20.6%
Total net revenues from IT services	362.5	406.2	12.1
Total net revenues	$2,165.5	2,579.8	19.1%

Net revenues from Global Clients in the nine months ended September 30, 2019 were $2,231.1 million, up $253.6 million, or 12.8%, from $1,977.5 million in the nine months ended September 30, 2018. This increase was primarily driven by growth in several of our verticals, including capital markets, high tech, consumer goods and life sciences. As a percentage of total net revenues, net revenues from Global Clients decreased from 91.3% in the nine months ended September 30, 2018 to 86.5% in the nine months ended September 30, 2019 due to strong growth in net revenues from GE.

Net revenues from GE in the nine months ended September 30, 2019 were $348.7 million, up $160.7 million, or 85.5%, from the nine months ended September 30, 2018, driven by services delivered in connection with a large new contract signed in the fourth quarter of 2018, as well as an increase in transformation services project engagements in the nine months ended September 30, 2019. Net revenues from GE increased as a percentage of our total net revenues from 8.7% in the nine months ended September 30, 2018 to 13.5% in the nine months ended September 30, 2019.

Net revenues from BPO services in the nine months ended September 30, 2019 were $2,173.6 million, up $370.7 million, or 20.6%, from $1,802.9 million in the nine months ended September 30, 2018. This increase was primarily attributable to an increase in transformation services, in particular those associated with large new deals signed in the fourth quarter of 2018 and the first quarter of 2019. Net revenues from IT services were $406.2 million in the nine months ended September 30, 2019, up $43.7 million, or 12.1%, from $362.5 million in the nine months ended September 30, 2018.

Net revenues from BPO services as a percentage of total net revenues increased to 84.3% in the nine months ended September 30, 2019 from 83.2% in the nine months ended September 30, 2018, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Nine months ended September 30,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$959.6	$1,224.6	44.3%	47.5%
Operational expenses	389.7	376.9	18.0	14.6
Depreciation and amortization	39.3	62.5	1.8	2.4
Cost of revenue	$1,388.6	$1,664.0	64.1%	64.5%
Gross margin	35.9%	35.5%

Cost of revenue was $1,664.0 million in the nine months ended September 30, 2019, up $275.4 million, or 19.8%, from the nine months ended September 30, 2018. Increases in our operational headcount, including in the number of onshore personnel, in particular for large new deals, transformation services delivery and additional headcount from large deals, wage inflation, and higher stock-based compensation expense contributed to the increase in cost of revenue, offset by improved utilization of transformation services resources in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Our gross margin decreased from 35.9% in the nine months ended September 30, 2018 to 35.5% in the nine months ended September 30, 2019, driven primarily by lower initial gross margins associated with large new deals and higher stock-based compensation expense, partially offset by improved utilization of transformation services resources and improved operating leverage.

Personnel expenses. Personnel expenses as a percentage of total net revenues increased from 44.3% in the nine months ended September 30, 2018 to 47.5% in the nine months ended September 30, 2019. Personnel expenses were $1,224.6 million in the nine months ended September 30, 2019, up $265.0 million, or 27.6%, from $959.6 million in the nine months ended September 30, 2018. A 14.9% net increase in our operational headcount, including in the number of onshore personnel, particularly related to large new deals and transformation services delivery, the impact of wage inflation, and higher stock-based compensation expense resulted in higher personnel expenses in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Operational expenses. Operational expenses as a percentage of total net revenues decreased from 18.0% in the nine months ended September 30, 2018 to 14.6% in the nine months ended September 30, 2019, largely due to improved operational efficiencies and the other factors described below. Operational expenses were $376.9 million in the nine months ended September 30, 2019, down $12.8 million, or 3.3%, from the nine months ended September 30, 2018, primarily due to a decrease in communication costs and contractor costs, partially offset by higher infrastructure expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses as a percentage of total net revenues increased from 1.8% in the nine months ended September 30, 2018 to 2.4% in the nine months ended September 30, 2019. Depreciation and amortization expenses as a component of cost of revenue were $62.5 million in the nine months ended September 30, 2019, up $23.2 million, or 59.2%, from the nine months ended September 30, 2018. This increase was primarily due to the expansion of certain existing facilities and the acquisition of new assets, including technology-related intangible assets, capitalized after the nine months ended September 30, 2018, and additional finance leases recognized on the adoption of a new lease standard in 2019.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Nine months ended September 30,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$380.5	$438.4	17.6%	17.0%
Operational expenses	126.9	136.5	5.9	5.3
Depreciation and amortization	7.9	7.4	0.4	0.3
Selling, general and administrative expenses	$515.3	$582.3	23.8%	22.6%

SG&A expenses as a percentage of total net revenues decreased from 23.8% in the nine months ended September 30, 2018 to 22.6% in the nine months ended September 30, 2019 primarily due to operating leverage driven by an increase in revenues. SG&A expenses were $582.3 million in the nine months ended September 30, 2019, up $67.0 million, or 13.0%, from the nine months ended September 30, 2018. This increase in expense was primarily due to wage inflation, higher stock-based compensation, marketing expenses and infrastructure costs, partially offset by lower travel and contractor costs.

Personnel expenses. As a percentage of total net revenues, personnel expenses decreased from 17.6% in the nine months ended September 30, 2018 to 17.0% in the nine months ended September 30, 2019. This decrease was primarily due to improved operating leverage and savings from functional efficiency initiatives. Personnel expenses as a component of SG&A expenses were $438.4 million in the nine months ended September 30, 2019, up $57.9 million, or 15.2%, from the nine months ended September 30, 2018. This increase is primarily due to wage inflation, a net increase in our support personnel headcount and higher stock-based compensation expense in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Operational expenses. As a percentage of total net revenues, operational expenses decreased from 5.9% in the nine months ended September 30, 2018 to 5.3% in the nine months ended September 30, 2019. Operational expenses as a component of SG&A expenses were $136.5 million in the nine months ended September 30, 2019, up $9.6 million, or 7.6%, from the nine months ended September 30, 2018. This increase is primarily due to an increase in marketing expenses and infrastructure costs, partially offset by lower contractor costs and travel expenses in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Depreciation and amortization. Depreciation and amortization expenses as a percentage of total net revenues were 0.3% in the nine months ended September 30, 2019, compared to 0.4% in the nine months ended September 30, 2018. Depreciation and amortization expenses as a component of SG&A expenses were $7.4 million in the nine months ended September 30, 2019, down $0.5 million, or 6.7%, from the nine months ended September 30, 2018.

Amortization of acquired intangibles. Non-cash charges on account of amortization of acquired intangibles were $23.6 million in the nine months ended September 30, 2019, down $5.6 million, or 19.1%, from the nine months ended September 30, 2018.

Other operating (income) expense, net. Other operating expense, net of income, was $0.1 million in the nine months ended September 30, 2019 compared to other operating income, net of expense, of $4.9 million in the nine months ended September 30, 2018. In the nine months ended September 30, 2019, we recorded a gain of $3.4 million related to a doubtful capital advance for a parcel of land in India. No such gain was recorded in the nine months ended September 30, 2018. We recorded a gain of $6.0 million in the nine months ended September 30, 2018 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions, and no such gain was recorded in the nine months ended September 30, 2019. Additionally, we recorded a $1.5 million and $3.5 million non-recurring charge in the nine months ended September 30, 2018 and 2019, respectively, relating to certain computer software and technology-related intangible assets, which charge we discuss in Note 10—“Goodwill and intangible assets” under Part I, Item 1—“ Unaudited Consolidated Financial Statements.”

 Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 11.0% in the nine months ended September 30, 2018 to 12.0% in the nine months ended September 30, 2019. Income from operations was $309.9 in the nine months ended September 30, 2019, up $72.5 million from $237.3 million in the nine months ended September 30, 2018.

Foreign exchange gains (losses), net.  We recorded a net foreign exchange gain of $3.6 million in the nine months ended September 30, 2019, compared to a net foreign exchange gain of $15.1 million in the nine months ended September 30, 2018. The gains in the nine months ended September 30, 2018 and 2019 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar during such periods.

Interest income (expense), net. The following table sets forth the components of interest income (expense), net:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Interest income	$8.5	$4.8	(43.8)%
Interest expense	(36.1)	(38.2)	5.9
Interest income (expense), net	$(27.6)	$(33.5)	21.1%
Interest income (expense), net as a percentage of total net revenues	(1.3)%	(1.3)%

Our net interest expense was $33.5 million in the nine months ended September 30, 2019, up $5.8 million from $27.6 million in the nine months ended September 30, 2018, primarily due to a $2.1 million increase in interest expense and a $3.7 million decrease in interest income. The increase in interest expense was primarily due to (i) higher drawdown on our revolving credit facility in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, and (ii) higher interest expense recognized under finance leases (including those recognized under the new accounting pronouncement on leases adopted in 2019). This increase was partially offset by (i) lower interest expenses on earn-outs in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and (ii) additional interest expense resulting from the amendment of our June 2015 credit facility in the nine months ended September 30 2018 for which there was no corresponding expense incurred in the nine months ended September 30, 2019. Our interest income decreased by $3.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to lower account balances in India, where we earn higher interest rates on our deposits compared to other jurisdictions where we have deposits. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.2% in the nine months ended September 30, 2018 to 3.4% in the nine months ended September 30, 2019.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Government incentives	$30.9	$4.0	(87.1)%
Other income/(expense)	(0.2)	1.1	(754.7)
Other income (expense), net	$30.7	$5.1	(83.5)%
Other income (expense), net as a percentage of total net revenues	1.4%	0.2%

Our net other income was $5.1 million in the nine months ended September 30, 2019, down $25.6 million from $30.7 million in the nine months ended September 30, 2018. This decrease is primarily due to the fact that we recorded $4.0 million in income in the nine months ended September 30, 2019 in connection with an export subsidy in comparison to $30.9 million in the nine months ended September 30, 2018. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and was available for eligible export services until March 31, 2019.

Income tax expense. Our income tax expense was $62.4 million in the nine months ended September 30, 2019, up $9.1 million from $53.3 million in the nine months ended September 30, 2018, representing an ETR of 21.9%, compared to 20.8% in the nine months ended September 30, 2018. The increase in our ETR is primarily due to the expiration of certain special economic zone benefits in India and changes in the jurisdictional mix of our income.

Net income attributable to redeemable non-controlling interest. Non-controlling interest primarily refers to the loss associated with the redeemable non-controlling interest in the operations of Strategic Sourcing Excellence LLC (“SSE”), which we acquired in the first quarter of 2016. We purchased the remainder of the outstanding equity interest in SSE in the nine months ended September 30, 2018.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues decreased from 9.4% in the nine months ended September 30, 2018 to 8.6% in the nine months ended September 30, 2019. Net income attributable to our common shareholders was $222.7 million in the nine months ended September 30, 2019, up $19.8 million from $202.9 million in the nine months ended September 30, 2018.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2018 and September 30, 2019 is presented below:

	As of December 31, 2018	As of September 30, 2019	Percentage Change Increase/(Decrease)
	(dollars in millions)		2019 vs. 2018
Cash and cash equivalents	$368.4	$456.9	24.0%
Short-term borrowings	295.0	245.0	(16.9)
Long-term debt due within one year	33.5	33.5	0.1
Long-term debt other than the current portion	975.6	950.9	(2.5)
Genpact Limited total shareholders’ equity	$1,404.2	$1,605.7	14.4%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 7, 2019, our Board of Directors approved a 13% increase in our quarterly cash dividend to $0.085 per share, up from $0.075 per share in 2018, representing a planned annual dividend of $0.34 per common share, up from $0.30 per common share in 2018, payable to holders of our common shares. On March 20, 2019, June 21, 2019 and September 20, 2019, we paid a dividend of $0.085 per share, amounting to $16.1 million, $16.2 million and $16.2 million in the aggregate, to shareholders of record as of March 8, 2019, June 12, 2019 and September 11, 2019, respectively.

As of September 30, 2019, $451.1 million of our $456.9 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $16.9 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $15.1 million of retained earnings. $434.2 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,250.0 million. Since our share repurchase program was initially authorized in 2015, we have repurchased 37,239,353 of our common shares at an average price of $26.04 per share, for an aggregate amount of approximately $970.0 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.

During the nine months ended September 30, 2018 and September 30, 2019, the Company repurchased 4,114,882 and 608,285 of its common shares, respectively, on the open market at a weighted average price of $31.62 and $39.29 per share, respectively, for an aggregate cash amount of $130.1 million and $23.9 million, respectively. Additionally, in the nine months ended September 30, 2018, the Company received a final delivery of 163,975 common shares upon the settlement of the transaction under its 2017 accelerated share repurchase program. All repurchased shares were retired.

For additional information, see Note 17— “Capital stock” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$202.8	$341.3	68.3%
Investing activities	(199.8)	(86.0)	(56.9)
Financing activities	(52.1)	(154.2)	196.2
Net increase (decrease) in cash and cash equivalents	$(49.0)	$101.1	(306.3)%

Cash flows from operating activities. Net cash provided by operating activities was $341.3 million in the nine months ended September 30, 2019, compared to $202.8 million in the nine months ended September 30, 2018. This increase is primarily due to (i) a $20.6 million increase in net income in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, (ii) a $74.9 million net decrease in our working capital in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, mainly driven by the collection of an export subsidy relating to earlier years, employee-related accruals, statutory liabilities, and advances from customers, partially offset by an increase in accounts receivable and customer acquisition costs, and (iii) a $43.0 million increase in non-cash expenses in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, mainly stock-based compensation and depreciation and amortization.

Cash flows from investing activities. Our net cash used for investing activities was $86.0 million in the nine months ended September 30, 2019 compared to $199.8 million in the nine months ended September 30, 2018. We made payments related to acquisitions totaling $6.3 million in the nine months ended September 30, 2019 compared to $112.8 million in the nine months ended September 30, 2018. Payments for internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were $7.2 million lower in the nine months ended September 30, 2019 than in the nine months ended September 30, 2018.

Cash flows from financing activities. Our net cash used for financing activities was $154.2 million in the nine months ended September 30, 2019, compared to net cash used for financing activities of $52.1 million in the nine months ended September 30, 2018. During the nine month period ended September 30, 2019, our short-term borrowings and long-term debts decreased by approximately $74.7 million, and during the nine month period ended September 30, 2018, our short-term borrowings and long-term debts increased by $131.4 million. For additional information, see Note 11—“Short-term borrowings” and Note 12—“Long-term debt” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

We received proceeds from long-term debt (net of debt-issuance cost) of $124.9 million in the nine months ended September 30, 2018, and no such proceeds were received in the nine months ended September 30, 2019. We repaid $25.5 million and $157.7 million of our long-term debt during the nine months ended September 30, 2019 and 2018, respectively. We received proceeds from short-term borrowings of $50.0 million and $225.0 million in the nine months ended September 30, 2019 and 2018, respectively. Of the short-term borrowings, we also repaid $100.0 million and $65.0 million during the nine months ended September 30, 2019 and 2018, respectively.

Payments for share repurchases (including expenses) were $130.2 million in the nine months ended September 30, 2018, compared to $23.9 million in the nine months ended September 30, 2019. Payments related to earn-out or deferred consideration were $11.2 million higher in the nine months ended September 30, 2019 than in the nine months ended September 30, 2018. In the nine months ended September 30, 2019, we paid cash dividends in an aggregate amount of $48.5 million, compared to $42.9 million in the nine months ended September 30, 2018. For additional information, see Notes 11 and 12 to our consolidated financial statements. Additionally, proceeds in connection with the issuance of common shares under stock-based compensation plans (net of payments) were $12.8 million in the nine months ended September 30, 2019, compared to payments (net of proceeds) of $2.7 million in the nine months ended September 30, 2018.

Financing Arrangements

In August 2018, we amended the 2015 Facility which was comprised of a term loan of $800.0 million and a revolving credit facility of $350.0 million. The amended facility is comprised of a $680.0 million term loan, which represents the outstanding balance under the 2015 Facility as of the date of amendment, and a $500.0 million revolving credit facility. The amended facility expires on August 8, 2023. The amendment did not result in a substantial modification of $550.8 million of the outstanding term loan under the 2015 Facility. Further, as a result of the amendment, we extinguished the outstanding term loan under the 2015 Facility of $129.2 million and obtained additional funding of $129.2 million from different lenders, resulting in no change to the outstanding principal of the term loan under the amended facility. In connection with the amendment, we expensed $2.0 million, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to our lenders related to the term loan.

The overall borrowing capacity under the revolving facility increased from $350.0 million to $500.0 million. The amendment of the revolving credit facility resulted in accelerated amortization of $0.82 million relating to existing unamortized debt issuance cost. The remaining unamortized costs and an additional third-party fee paid in connection with the amendment is being amortized over the term of the amended facility, which terminates on August 8, 2023. For additional information, see Note 12— “Long-Term Debt” under Part I, Item 1— “Unaudited Consolidated Financial Statements.”

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

As of December 31, 2018 and September 30, 2019, our outstanding term loan, net of debt amortization expense of $2.2 million and $1.8 million, respectively, was $660.8 million and $635.7 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2018 and September 30, 2019, the limits available under such facilities were $14.3 million and $14.2 million, respectively, of which $7.4 million and $7.5 million, respectively, were utilized, constituting non-funded drawdown. As of December 31, 2018 and September 30, 2019, a total of $297.1 million and $247.1 million, respectively, of our revolving credit facility was utilized, of which $295.0 million and $245.0 million, respectively, constituted funded drawdown and $2.1 million and $2.1 million, respectively, constituted non-funded drawdown.

As of December 31, 2018 and September 30, 2019, the amount outstanding under our 3.70% senior notes issued in March 2017 and exchanged in July 2018 for freely tradable notes registered under the Securities Act of 1933, as amended, net of debt amortization expense of $1.7 million and $1.3 million, was $348.3 million and 348.7 million, respectively, which is payable on April 1, 2022 when the notes mature. For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—Risk Factors— “Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2018, the section titled “Contractual Obligations” below, and Note 7 in Part I, Item 1—“ Unaudited Consolidated Financial Statements” above.

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,093.2	$67.9	$474.8	$550.5	$—
— Principal payments	984.4	33.5	415.9	535.0	—
— Interest payments*	108.8	34.4	58.9	15.5	—
Short-term borrowings	247.1	247.1	—	—	—
— Principal payments	245.0	245.0	—	—	—
— Interest payments**	2.1	2.1	—	—	—
Finance leases	36.1	11.1	15.0	7.9	2.2
— Principal payments	30.3	9.3	12.5	6.6	2.0
— Interest payments***	5.8	1.8	2.5	1.3	0.2
Operating leases	421.5	69.6	124.9	99.0	128.0
— Principal payments	328.5	50.1	98.8	78.3	101.3
— Interest payments***	93.0	19.5	26.1	20.7	26.7
Purchase obligations	40.8	29.6	11.2	—	—
Capital commitments net of advances	8.2	8.2	—	—	—
Earn-out consideration	0.5	0.4	0.1	—	—
— Reporting date fair value	0.5	0.4	0.1	—	—
— Interest	—	—	—	—	—
Other liabilities	68.2	28.9	35.4	3.9	—
Total contractual obligations	$1,915.6	$462.8	$661.2	$661.2	$130.4

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of September 30, 2019, which excludes the impact of interest rate swaps. Interest payments on long-term debt include interest on our senior notes due in 2022 at a rate of 3.70% per annum, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of September 30, 2019 and our expectation for the repayment of such debt.

***	Our interest payments on finance and operating leases are based on the incremental borrowing rates prevailing in different geographies.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2(h)— “Recently issued accounting pronouncements” under Item 1— “Unaudited Consolidated Financial Statements” above and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2(h)—“Recently issued accounting pronouncements” under Item 1—“ Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of September 30, 2019, we were party to interest rate swaps covering a total notional amount of $485.1 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 2.65%.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and in this Quarterly Report on Form 10-Q. Except as set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, there have been no material changes in our risk factors since those published in our Annual Report on Form 10-K for the year ended December 31, 2018. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended September 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
July 1 – July 31, 2019	-	-	-	304,041,985
August 1-August 31, 2019	-	-	-	304,041,985
September 1 – September 30, 2019	608,285	39.29	608,285	280,141,245

Approximately $280 million remained available for share repurchases under our existing share repurchase program as of September 30, 2019. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled. For additional information, see note 17 to our consolidated financial statements.

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

Date: November 8, 2019

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer