Form 10-K
period 2019-12-31
Genpact LTD
filed 2020-03-02
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 30, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $6,173,854,673, based on the closing price of the registrant’s common shares, par value $0.01 per share, reported on the New York Stock Exchange on such date of $38.09 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

As of February 24, 2020, there were 190,398,920 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

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
•

political, economic or business conditions in countries where we have operations or where our clients operate, including the uncertainty related to the recent withdrawal of the United Kingdom from the European Union, commonly known as Brexit, and heightened economic and political uncertainty within and among other European Union member states;

•	expected spending on business process outsourcing and information technology services by clients;
•	foreign currency exchange rates;
•	our ability to convert bookings to revenue;
•	our rate of employee attrition;
•	our effective tax rate; and
•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	our ability to develop and successfully execute our business strategies;
•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;
•	our ability to comply with data protection laws and regulations and to maintain the security and confidentiality of personal and other sensitive data of our clients, employees or others;
•	telecommunications or technology disruptions or breaches, natural or other disasters, or medical epidemics or pandemics, including the coronavirus strain known as COVID-19;

•

our dependence on favorable policies and tax laws that may be changed or amended in a manner adverse to us or be unavailable to us in the future, including as a result of recently adopted tax legislation in the United States, and our ability to effectively execute our tax planning strategies;

•	our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services industry;
•	our ability to successfully consummate or integrate strategic acquisitions;
•	our ability to maintain pricing and employee utilization rates;
•	our ability to hire and retain enough qualified employees to support our operations;
•	increases in wages in locations in which we have operations;
•	our ability to service our defined contribution and benefit plans payment obligations;
•	clarification as to the possible retrospective application of a judicial pronouncement in India regarding our defined contribution and benefit plans payment obligations;
•	our relative dependence on the General Electric Company, or GE, and our ability to maintain our relationships with divested GE businesses;
•	financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR, including the pending global phase-out of LIBOR, and changes to our credit ratings;
•

our ability to meet our corporate funding needs, pay dividends and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;

•	restrictions on visas for our employees traveling to North America and Europe;
•

fluctuations in currency exchange rates between the currencies in which we transact business, primarily the U.S. dollar, Australian dollar, Chinese renminbi, euro, Indian rupee, Japanese yen, Mexican peso, Polish zloty, Romanian leu, Hungarian forint and U.K. pound sterling;

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

PART I

Item 1. Business

About Genpact

Genpact is a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience over time running thousands of processes for hundreds of Fortune Global 500 clients.  We have more than 96,500 employees serving clients in key industry verticals from more than 30 countries. Our 2019 total net revenues were $3.5 billion.

In 2019, we continued to follow a strategy focused on delivering differentiated, domain-led solutions that create value for our clients.  During the year we made acquisitions in two focus areas – financial crimes and risk, and experience-led transformation – and continued to invest in our existing digital capabilities and domain expertise, all in an effort to accelerate the business outcomes we can drive for our clients.

Our approach

We use our Smart Enterprise ProcessesSM (SEP) — a patented and highly granular approach to dramatically improving the performance of business processes – to help drive outcomes for our clients by making their business processes more efficient and effective. SEPs, and their more recent evolution, Digital SEPs, combine Lean Six Sigma methodologies – which reduce waste and inefficiency and improve process quality – with advanced digital technologies, experience-centric principles and our deep expertise in how businesses run.  Our SEPs test the effectiveness of client processes using best-in-class benchmarks we have developed by mapping and analyzing hundreds of millions of client transactions across thousands of end-to-end business processes. In this way, we identify opportunities for improving client processes and technologies, and we apply our deep process knowledge and process-centric technology to transform them.  Our Digital SEPs build on our SEP framework by adding domain-specific digital products and solutions that draw on our expertise in Artificial Intelligence (AI), mobility, dynamic workflow, advanced visualization, robotics, experience design and machine learning.

Genpact Cora integrates our proprietary automation, analytics, and AI technologies into a unified platform. It draws insights from our deep domain and operations expertise in our target industries and service lines, and allows us to create solutions focused on improving customer and user experience. Our teams use Genpact Cora to embed the latest technologies along with our deep domain knowledge into our solutions to accelerate our clients’ digital transformations.

Domain-led digital transformation

Our clients operate in increasingly complex business environments, driven by an explosion in technology opportunities, new and disruptive competitors, and shifting market dynamics.  Companies need to reimagine their business models and adapt to rapid change.

These organizations seek partners that can improve productivity while creating competitive advantages and driving business outcomes, such as expanded market share, seamless customer experiences, increased revenue, working capital improvement, increased profitability, and minimized risk and loss. We believe our approach to business transformation, enabled through combining our deep industry and process expertise with our advanced skills in digital and analytics, differentiates us from our competitors.

Our Innovation Centers in Bangalore and Delhi, India, Boston and Palo Alto, United States, and Netanya, Israel help clients learn about how new digital solutions can drive business outcomes. We use these innovation centers to bring together clients, partners, and other industry leaders for brainstorming and hackathon-style workshops. As part of this process, we apply design thinking to make the most of human capabilities, domain expertise, and innovative technology, and create solutions that quickly and aptly meet client objectives. The results can include quick-turnaround prototypes that clients can install and test in their own environments.

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

Digital: Through our portfolio of digital products, we help our clients harness the power of digital. Our Genpact Cora platform helps us design and implement our digital solutions, making use of advanced technologies, AI, robotic process automation and dynamic workflow.

Consulting: Our consulting practice, which includes digital experts, helps clients:

•	Get a complete picture of how they run their operations across their organization in our areas of focus;
•	Measure how their operating processes compare to industry best practices;
•	Create custom roadmaps to help them drive business outcomes; and
•	Train client teams to execute on our recommendations.

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

We are also building and driving solutions around experience-led transformation.  Using human-centric design, we help clients build new products and services, create digital workspaces, and drive customer, client, employee and partner engagement.  We significantly expanded our capabilities in this space in 2019 with the acquisition of Rightpoint Consulting, LLC, which builds on existing capabilities gained from our previous acquisitions of TandemSeven, Inc. and Endeavour Software Technologies Private Limited and adds valuable expertise that we believe will position us to meet evolving client demand for experience-led transformation.

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

Enterprise performance management: budgeting, forecasting, and business performance reporting; and

Enterprise risk and compliance: operational risk and controls across a wide range of regulatory environments.

Core industry operations

We help our clients design, transform and run core enterprise operations specific to their industries. On the foundation of domain expertise embedded in our SEP frameworks, we use our Lean Digital approach to leverage digital technologies and specialized analytics to power Intelligent Operations. We provide core operations support in all of our chosen industry verticals.

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

We use our expertise in this area to help clients transform and run sourcing strategies across expense categories, drive process compliance and realize significant cost reduction in their businesses. Using our Lean Digital approach and best-in-class SEPs, we help clients improve productivity and their customers’ experiences by:

•	Improving sourcing and procurement processes;
•	Optimizing inventory management and the overall supply chain;
•	Automating processes, such as order management;
•	Integrating separate technology systems and aggregating data from disparate data sources; and
•	Providing a single dashboard to see metrics in one place.

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

Industries we serve

We work with clients across our chosen industry verticals, which are areas in which we believe we have deep industry acumen. Our chosen industry verticals, which are also our three reportable segments, are: (1) Banking, Capital Markets and Insurance, or BCMI, (2) Consumer Goods, Retail, Life Sciences and Healthcare, or CGRLH, and (3) High Tech, Manufacturing and Services, or HMS.

Organizing our business by industry verticals allows us to leverage our deep domain knowledge specific to our chosen industries and create, replicate and standardize innovative solutions for clients in the same industries. In addition to our professional services, such as finance and accounting, that are available to clients across our verticals, we offer core industry-specific services to clients in select verticals.

Banking, Capital Markets and Insurance

Our banking and capital markets clients include retail, investment and commercial banks, mortgage lenders, equipment and lease financing providers, investment banks, wealth and asset management firms, broker/dealers, exchanges, clearing and settlement organizations and other financial services companies. Our core operations services for these clients include application processing, collections and customer services, equipment and auto loan servicing, mortgage origination and servicing, risk management and compliance services, reporting and monitoring services, wealth management operations support, end-to-end information technology services, application development and maintenance, managed services, risk management and compliance services, and consulting.

Our core operations services for clients in the insurance industry vertical – such as property and casualty insurers, life and annuities insurers, reinsurance providers and insurance brokerage firms – include underwriting, claims management, regulatory reporting, risk and catastrophe modelling, and customer segmentation and loyalty.

Consumer Goods, Retail, Life Sciences and Healthcare

Our consumer goods and retail clients include companies in the food and beverage, household goods, apparel, personal goods and consumer health industries as well as grocery chains and other retailers.  The core operations services we provide to these clients include supply chain management, order management, trade promotion optimization, and supplier risk management.

Our life sciences and healthcare clients include pharmaceutical, medical technology and biotechnology companies as well as healthcare payers (health insurers) and providers and pharmacy benefit managers.  Our core operations services for life sciences clients include regulatory affairs services, such as lifecycle management, regulatory operations, Chemistry Manufacturing Controls compliance, safety and pharmacovigilance, and regulatory information management.  Our services for healthcare clients include managing the end-to-end lifecycle of a claim, from claims processing and adjudication to claims recovery and payment integrity.

High Tech, Manufacturing and Services

Our clients in the high tech industry vertical include companies in the electronics, software and technology sectors. The core operations services we provide to these clients include industry-specific solutions for the Industrial Internet of Things (IIoT), order and supply chain management, digital content management and risk management.

Our manufacturing and services clients include companies in the automotive, chemicals, energy, hospitality, manufacturing, media and entertainment, and transportation and logistics sectors.  Our core operations solutions for these clients include industry-specific solutions for the IIoT, aftermarket services support, industrial asset optimization, engineering services covering the complete product lifecycle from concept to release and sustaining engineering, supply chain management, direct procurement and logistics services.

Our clients

We serve more than 700 clients across many industries and geographies. Our clients include some of the biggest brands in the world, many of which are leaders in their industries.

GE

GE has been our largest client since our inception and accounted for $478.1 million, or approximately 13.6%, of our total net revenues in 2019. We serve several of GE’s business units, including Aviation, Corporate, Healthcare, Industrial Finance, Lighting, Power and Renewables.

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

Global clients

We serve about one fourth of the Fortune Global 500. Our clients include industry leaders such as Anheuser-Busch InBev, Bridgewater, Canon, Citigroup, Kraft Heinz, Liberty Mutual Insurance, McKesson, Mondelez, Novartis and Walgreens Boots Alliance.

Our net revenues from our clients other than GE, which we refer to as our Global Clients, have grown from $1.8 billion in 2014 to $3.0 billion in 2019, representing a compound annual growth rate of 10.9%. Our net revenues from Global Clients as a percentage of total net revenues increased from approximately 79.6% in 2014 to approximately 86.4% in 2019.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classification of Certain Net Revenues.”

Our contracts with clients for Intelligent Operations services often take the form of a master services agreement, or MSA, which is a framework agreement that we then supplement with SOWs.  For transformation services, we typically enter into software-as-a-service and/or consulting agreements with our clients depending on the scope of the services to be performed. For more about our contracting frameworks, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues.”

Our people

Our people are critical to the success of our business.  We have created, and constantly reinforce, a culture that emphasizes collaboration, innovation, process improvement, and dedication to our clients.  We seek to foster a culture that wins clients, develops leaders and attracts and retains talent who exhibit our core values – curiosity, incisiveness and courage – and who uphold our dedication to integrity consistent with our Code of Ethical Business Conduct. We are committed to the career development of our employees and making them future-ready. To that end, we have developed a learning infrastructure that allows our people to continuously source and absorb knowledge and adapt to an ever-changing world by cultivating and sustaining skills necessary to thrive in the age of AI, fill in the talent gap and drive real-world innovation at scale for our clients. Our performance management approach supports our career philosophy by encouraging employees to reflect on their performance, set challenging goals, identify their development needs and find relevant learning and training opportunities.

As of December 31, 2019, we had approximately 96,500 employees working in more than 30 countries.

Partnerships and alliances

We continue to invest in and expand our strategic alliances with companies whose services and solutions complement ours. Together, we work to enhance our existing solutions or create new offerings to meet market needs.

Our alliances generally fall into one of the following categories:

•	Strategic, go-to-market partnerships
•	Deal-specific relationships to jointly solve a specific issue for a client
•	Digital and other “white label” embedded technology-based relationships

We have three primary types of partners: consulting partners, digital partners, and solution partners. Our digital and solution partnerships aim to nurture relationships with established and emerging players. These potential partners specialize in leading-edge disruptive digital technologies and solutions that we can embed into our offerings or jointly bring to market.

Corporate social responsibility

Genpact’s approach to corporate social responsibility focuses on three pillars that reflect our strengths, core expertise, and causes that our employees care about:

•	Education and employability
•	Gender diversity and inclusion
•	Sustainability

We foster a culture of giving and volunteering through several global platforms, projects, and social initiatives. Our more than 45,000 employee volunteers have, among other things, helped underprivileged children get better access to education, assisted unemployed women in developing job skills and finding jobs, and worked on projects to help improve infrastructure and education in the communities in which we work and live.  Additionally, more than 10,000 of our employees participate in our payroll-based charitable donation programs.

Sales and marketing

We market our services to both existing and potential clients through our business development team and our lead client partners and global relationship managers. Members of this team are based around the globe, including in the United States, Europe, Australia and Asia, and dedicate their time to expanding the services we provide to our existing clients as well as acquiring new clients.

We have designated lead client partners and global relationship managers for each of our strategic client relationships. The client partners and global relationship managers are supported by digital and analytics, process improvement, quality, transition, finance, human resources, information technology and industry/product subject matter expert teams to ensure the best possible solution is provided to our clients. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as the Net Promoter Score. Our sales force is primarily organized by industry vertical teams that are supported by horizontal service offerings.

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

As our relationship with a client grows, the time required to win an engagement for additional services often gradually declines. In addition, as we become more knowledgeable about a client’s business and processes, our ability to identify opportunities to create value for the client typically increases. For example, greater business impact, including productivity benefits, can often be achieved by applying our Lean DigitalSM approach and SEPSM methodology, by focusing on processes that are “upstream” or “downstream” from the processes we initially handle, or by applying our transformation services capabilities to reimagine processes.

We also strive to foster relationships between our senior leadership team and our clients’ senior management. These “C-level” relationships ensure that both parties are focused on establishing priorities, aligning objectives and driving client value from the top down. High-level executive relationships represent particularly constructive means of increasing business from our existing clients. It also provides us with a forum for addressing client concerns. Our governance methodology is designed to ensure that we are well connected at all levels of our clients’ organizations (executive, management and operations).

Significant new business opportunities are reviewed by business leaders, lead client partners and global relationship managers from the applicable industry vertical along with operations personnel and members of our finance department. If they determine that the new business is aligned with our strategic objectives and a good use of our resources, then our business development team is authorized to pursue the opportunity.

Global delivery

We serve our clients using our global network of 93 delivery centers in 21 countries. We have delivery centers in Australia, Brazil, China, Costa Rica, Egypt, Germany, Guatemala, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Romania, Slovakia, the United Kingdom and the United States. We also have many employees in these and additional countries, such as Canada, Ireland, Portugal, Singapore, Spain and Turkey, who work with our clients either onsite or virtually, which offers flexibility for both clients and employees.

With this global network, we are able to manage complex processes around the world. We use different locations for different types of services depending on client needs and the mix of skills and cost of employees at each location.

Our global delivery model gives us:

•	multilingual capabilities;
•	access to a larger talent pool;
•	“near-shoring” as well as off-shoring capabilities to take advantage of time zones; and
•	proximity to our clients through a significant onshore presence.

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

Intellectual Property

The solutions we offer our clients often include a range of proprietary methodologies, software, and reusable knowledge capital. We also develop intellectual property in the course of our business and our agreements with our clients regulate the ownership of such intellectual property. We seek to protect our intellectual property and our brand through various means, including by agreement and applications for patents, trademarks, service marks, copyrights and domain names. Some of our intellectual property rights are trade secrets and relate to proprietary business process enhancements.

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

Competition

We operate in a highly competitive and rapidly evolving global market. We have a number of competitors offering services that are the same as or similar to ours. Our competitors include:

•	large multinational service providers, primarily accounting and consulting firms, that provide consulting and other professional services;
•	companies that are primarily business process service providers operating from low-cost countries, most commonly India;
•	companies that are primarily information technology service providers with some business process service capabilities; and
•	smaller, niche service providers that provide services in a specific geographic market, industry or service area, including digital.

We may also face losses or potential losses of business when in-house departments of companies use their own resources rather than engage an outside firm for the types of services and solutions we provide.

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

If we fail to comply with any applicable laws and regulations, we may face restrictions on our ability to provide services, and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations. Our clients generally have the right to terminate our contracts for cause in the event of regulatory failures, subject in some cases to notice periods. See Item 1A—“Risk Factors—Risks Related to our Business—Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these laws and regulations could harm our business.” If we fail to comply with contractual commitments to facilitate our clients’ compliance, we may be liable for contractual damages, and clients in regulated industries may be less willing to use our services.

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

Our collection, use, disclosure and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. In the United States, personal information is subject to numerous federal and state laws and regulations relating to privacy, data security, and breach notification, including, for example, the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), Health Insurance Portability and Accountability Act, Federal Trade Commission Act, Family Educational Rights and Privacy Act, Communications Act, Electronic Communications Privacy Act, and the California Consumer Privacy Act. All fifty U.S. states and the District of Columbia have implemented separate data security and breach notification laws with which we must comply; in addition, some states have strengthened their existing laws. Some courts have become more willing to allow individuals to pursue claims in data breach cases, indicating that it may become easier for consumers to sue companies for data breaches. Related laws and regulations govern our direct marketing activities and our use of personal information for direct marketing, including the Telemarketing and Consumer Fraud and Abuse Prevention Act, Telemarketing Sales Rule, Telephone Consumer Protection Act and rules promulgated by the Federal Communications Commission, and CAN-SPAM Act. In 2018, the Clarifying Lawful Overseas Use of Data, or CLOUD, Act established new required processes and procedures for handling U.S. law enforcement requests for data that we may store outside of the U.S. In the EU, the General Data Protection Regulation, or the GDPR, went into effect in May 2018. The GDPR supersedes EU member states’ national protection laws and imposes privacy and data security compliance obligations and increased penalties for noncompliance. In particular, the GDPR has introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines. GDPR enforcement has begun, and companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, India, as well as some countries in Latin America and Asia, are considering GDPR-like data protection laws. Evolving laws and regulations in India protecting the use of personal information could also impact our engagements with clients, vendors and employees in India. As privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.

In the United States, we are either directly subject to, or contractually required to comply or facilitate our clients’ compliance with, laws and regulations arising out of our work for clients operating there, especially in the area of banking, financial services and insurance, such as the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Right to Financial Privacy Act, the Bank Secrecy Act, the USA PATRIOT Act, the Bank Service Company Act, the Home Owners Loan Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and regulation by U.S. agencies such as the SEC, the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Commodity Futures Trading Commission, the Federal Financial Institutions Examination Council, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau.

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

In the United States, we are subject to laws and regulations governing foreign trade, such as export control, customs and sanctions regulations maintained by government bodies such as the Commerce Department’s Bureau of Industry and Security, the Treasury Department’s Office of Foreign Assets Control, and the Homeland Security Department’s Bureau of Customs and Border Protection. Other jurisdictions, such as the EU, also maintain similar laws and regulations that apply to some of our operations.

Several of our service delivery centers, primarily located in India, China, the Philippines and Guatemala, benefit from tax incentives or concessional rates provided by local laws and regulations. The Indian Special Economic Zones Act of 2005, or SEZ legislation, introduced a tax holiday in certain situations for operations established in designated “special economic zones,” or SEZs. The SEZ tax benefits are available only for new business operations that are conducted at qualifying SEZ locations. We cannot predict what percentage of our operations or income in India or other jurisdictions in future years will be eligible for a tax holiday. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Income Taxes.” In addition to the tax holidays described above, certain benefits are also available to us as an information technology enabled service (ITES) company under certain Indian state and central laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions, commercial usage of electricity and incentives related to the export of qualified services.

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

In 2019, Bermuda also instituted economic substance requirements pursuant to the Economic Substance Act 2018, as amended, and the regulations issued thereunder, which requires us to have adequate economic substance in Bermuda in relation to certain of our activities.

Organizational structure

We conduct our business primarily through direct and indirect subsidiaries of our parent company, Genpact Limited, which is a Bermuda exempted limited company.

Our business was initially conducted through various entities and divisions of GE. We began operating as an independent company in 2004, when GE spun off our operations and sold indirect interests in us to our initial investors. In 2007, we completed our initial public offering. In 2012, affiliates of Bain Capital Investors, LLC, or Bain Capital, acquired the majority of the remaining interests held by our initial investors which represented approximately 26% of our outstanding shares at that time. Following a series of sales from 2017 to 2019, Bain Capital and its affiliates no longer own any of our outstanding equity.

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

Information about our executive officers

The following table sets forth information concerning our executive officers as of March 2, 2020:

Name	Age	Position(s)
N.V. Tyagarajan	58	President, Chief Executive Officer and Director
Edward Fitzpatrick	53	Senior Vice President, Chief Financial Officer
Patrick Cogny	53	Senior Vice President, High Tech, Manufacturing and Services
Balkrishan Kalra	50	Senior Vice President, Consumer Goods, Retail, Life Sciences and Healthcare
Piyush Mehta	51	Senior Vice President, Chief Human Resources Officer
Darren Saumur	52	Senior Vice President, Global Operating Officer
Kathryn Stein	42	Senior Vice President, Chief Strategy Officer and Business Leader, Enterprise Services
Heather White	47	Senior Vice President, General Counsel and Corporate Secretary

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

Patrick Cogny has served as our Senior Vice President, Manufacturing and Services since September 2011 and has also been responsible for our High Tech business since January 2017. From 2005 to August 2011, he was the Chief Executive Officer of Genpact Europe. Prior to this, he spent 15 years working for GE in the Healthcare business and in the GE Europe corporate headquarters, in France, the United States and Belgium.

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

Darren Saumur has served as our Senior Vice President, Global Operating Officer since April 2018. Prior to joining Genpact, he was an executive vice president responsible for the services business at Infor from 2014 to 2018. From 2005 to 2014, he worked at SAP where he ran SAP’s global consulting businesses.  Mr. Saumur began his career at Ernst & Young, where he worked from 1991 to 2005.

Kathryn Stein has served as our Senior Vice President, Chief Strategy Officer since December 2016 and has also been responsible for our Enterprise Services business since February 2019. Prior to joining Genpact, Ms. Stein was at Mercer for six years, most recently as a Partner and Market Business Leader.  Before Mercer, she worked with Boston Consulting Group, the Center for Strategic and International Studies and MarketBridge Consulting.

Heather White has served as our Senior Vice President, General Counsel and Corporate Secretary since April 2018.  Ms. White has been with Genpact since 2005, and served most recently as our Senior Vice President and Deputy General Counsel.  Prior to joining Genpact, she was a corporate attorney in the New York and London offices of Paul, Weiss, Rifkind, Wharton & Garrison LLP.

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

We are often required to collect, process and store proprietary, personally identifying or other sensitive or confidential client data in the operation of our business or in connection with the services we provide under our contracts, including, for example, names, address, social security numbers, personal health information, credit card account numbers, payment history records, and checking and savings account numbers. In addition, we collect, process and store data regarding our employees and contractors. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate as well as the countries of residence of the persons whose data we process. Data may be accessed, disclosed or modified improperly as a result of theft, error or malfeasance by our employees, contractors or other third parties, and others may attempt to fraudulently induce our employees, clients or other third parties into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or IT systems or our clients', contractors’ or other third parties' data or IT systems. If any person, including any of our current or former employees or contractors, negligently disregards or intentionally breaches our or our clients’ established controls with respect to sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

In addition, the products, services and software that we provide to our clients, or the third-party components we use to provide such products, services and software, may contain or introduce cybersecurity threats or vulnerabilities to our clients’ information technology networks, intentionally or unintentionally. Our clients may maintain their own proprietary, sensitive, or confidential information that could be compromised in a cybersecurity attack, or their systems may be disabled or disrupted as a result of such an attack. Our clients, regulators, or other third parties may attempt to hold us liable, through contractual indemnification clauses or directly, for any such losses or damages resulting from such an attack.

The threat of incursion into our information systems and technology infrastructure has increased and evolved in recent years with the increasing number and sophistication of third parties who have hacked, attacked, disrupted or otherwise invaded information systems of other companies and have misappropriated or disclosed data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques, detect when an incursion has occurred or implement adequate preventative and responsive measures. The steps we have taken to protect our data security may be inadequate. If an actual or perceived breach of our security occurs, whether through breach of our computer systems, systems failure (including due to aged IT systems or infrastructure) or otherwise, the market perception of the effectiveness of our security measures and our reputation could be harmed and we could lose existing or potential clients. Media or other reports of perceived breaches or weaknesses in our systems, products or networks, even if nothing has actually been attempted or occurred, could also adversely impact our brand and reputation and materially affect our business.

In addition, we may not be able to prevent others from using our data and proprietary information to compete with us. Existing trade secret, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries may not protect our data and proprietary information.  For example, doing business in certain jurisdictions poses risks, including but not limited to theft of intellectual property and data and potentially different treatment of foreign owned intellectual property rights and data than that owned or developed in such jurisdictions. If we have to resort to legal proceedings to enforce our rights, the proceedings could be burdensome, protracted and expensive and could involve a high degree of risk and be unsuccessful.

Our clients, suppliers, subcontractors, and other third parties with whom we do business, including in particular cloud service providers and software vendors, generally face similar cybersecurity threats, and we must rely on the safeguards adopted by these parties. If these third parties do not have adequate safeguards or their safeguards fail, it might result in breaches of our systems or applications and unauthorized access to or disclosure of our and our clients’ confidential data. In addition, we are regularly alerted to vulnerabilities in third-party technology components we use in our business that create vulnerabilities in our environments. We typically are not aware of such vulnerabilities until we receive notice from the third parties who have created the exposure, and our responses to such vulnerabilities may not be adequate or prompt enough to prevent their exploitation.

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

While we have developed and implemented security measures and internal controls designed to prevent, detect and respond to cyber and other security threats and incidents, such measures cannot guarantee security and may not be successful in preventing security breaches. In the ordinary course of business, we are subject to regular incursion attempts from a variety of sources, and we have experienced data security incidents such as inadvertent or unauthorized disclosures of data, including as a result of phishing or malware, and other unauthorized access to or use of our systems or those of third parties. To date such incidents have not had a material impact on our operations or financial results; however, there is no assurance that such impacts will not be material in the future.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

We have deliver centers in more than 20 countries, and our global operations could be disrupted at any time by natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics and other natural or manmade disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. In addition, global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as earthquakes, tsunamis, cyclones, drought, wildfires, sea-level rise, heavy rains and flooding, and any such disaster or series of disasters in areas where we have a concentration of delivery centers, such as India, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Our delivery centers and our data and voice communications may also be damaged or disrupted as a result of technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or human-caused events such as protests, riots, labor unrest and cyberattacks. Such events, or any natural or weather-related disaster, could lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or delivery centers. Our operations and those of our significant suppliers and distributors could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, such as those listed above. Even if our operations are unaffected or recover quickly from any such events, if our customers cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their orders, which may adversely affect our results of operations. We may also be liable to our clients for disruption in service resulting from such damage or destruction.

Additionally, our business and operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the recent outbreak of the respiratory illness caused by a coronavirus strain known as COVID-19 first identified in Wuhan, Hubei Province, China, or any other outbreak of contagious diseases, and other adverse public health developments. Governments, public institutions and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to combat its spread, including implementation of travel bans and closures of factories, schools, public buildings and businesses. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business. These effects could include disruptions or restrictions on our employees’ and other service providers’ ability to travel, as well as temporary closures of our facilities or the facilities of our clients, suppliers, or other vendors in our supply chain. Restrictions on the ability of certain of our employees to travel could affect our ability to sell or render certain services, such as consulting services, and could have an adverse effect on our bookings and revenues from such services. We have operating subsidiaries around the world, including in China, the United States and other countries where cases of COVID-19 have been reported and may be spreading in the community. In particular, we have a large concentration of employees in India and we also have large delivery centers in the United States, and if COVID-19 were to spread widely and suddenly in India, the United States or in any other country where we have a large employee presence or critical operations, it could impair our ability to manage day-to-day service delivery for certain clients or at certain sites and result in, among other things, losses of revenue and inadvertent breaches of our client contracts if a large number of our employees, or a group of employees in the same service line or who serve the same clients, were unable to work at the same time.  In addition to the potential direct effects on us of COVID-19 or any similar epidemic or pandemic, we could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers or clients face significant business disruptions as a result of COVID-19 or any similar outbreak.

Our business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of any of the foregoing business disruptions, particularly in the case of a catastrophic event.  Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Any of the above factors may have a material adverse effect on our business, results of operations and financial condition.

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

A material portion of our revenues and profitability is derived from our clients in North America and Europe. Weak demand in these markets could have a material adverse effect on our results of operations. Additionally, major political events, including the United Kingdom’s withdrawal from the European Union, or Brexit, pursuant to a withdrawal agreement, which became effective on January 31, 2020, create uncertainty for businesses that operate in these markets. As the United Kingdom and EU begin to negotiate the terms upon which they will trade with each other following the end of the 11-month Brexit transition period on December 31, 2020, there remains uncertainty on topics that are relevant to our operations in Europe, such as privacy regulations, immigration laws and employment laws. In the medium and long-term, we face uncertainty in our operations as to the impact of Brexit on, among other things, the free movement of our employees between the United Kingdom and EU member states and the movement of data between the United Kingdom and EU member states. Additionally, uncertainty as to the future trade terms between the United Kingdom and the EU could negatively impact our clients who are based or have operations in the United Kingdom or the EU, including clients in the financial services sector, and as a consequence could adversely impact our financial condition and results of operations. Furthermore, a significant portion of our revenues from clients in the United Kingdom is generated in British pounds. As a result, we are exposed to the risk that revenues from clients based in the United Kingdom will be affected by adverse movements in foreign currency exchange rates. We continue to examine the various possible impacts Brexit may have on our business and operating model. Any of these factors, or the possibility of an unfavorable trade agreement between the United Kingdom and the EU following the end of the transition period, could adversely affect global economic conditions and the stability of global financial markets, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the Government of India issued assessment orders to us in 2014, 2016 and 2019 seeking to assess tax on certain transactions that occurred in 2009, 2013 and 2015. We do not believe that the transactions should be subject to tax in India under applicable law, and have accordingly not provided a reserve for such exposure and have filed the necessary appeals.  Although a judgment was rendered in our favor in respect of our appeal related to tax year 2009, the Indian tax authority has partially appealed the judgment in a higher court. We have received demands for potential tax claims resulting from assessments related to tax years 2009, 2013 and 2015 in an aggregate amount of $154 million, including interest calculated through the date the orders were made. As of March 2, 2020, we have paid a total of $55 million (including $4 million in interest) toward these demands to the Indian tax authority under protest, including a payment of $28 million on February 26, 2020 pursuant to a court order dated February 7, 2020. We may be required to pay the remainder of the demands pending resolution of the matters. Additionally, in the event we do not prevail in our appeals, the total amounts owed in connection with these demands would be subject to additional interest accrued over the period since the demands were made, and the amount of this additional interest could be material. There is no assurance that we will prevail in this matter or similar transactions, and a final determination of tax in the amounts claimed could have a material adverse effect on our operations, effective tax rate and financial condition. See Note 25—“Income taxes” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information relating to these matters.

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

Furthermore, there is growing pressure in many jurisdictions, including the United States, and from multinational organizations such as the Organization for Economic Cooperation and Development, or the OECD, and the EU to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has published a package of measures for reform of the international tax rules as a product of its Base Erosion and Profit Shifting, or the BEPS, initiative, which was endorsed by the G20 finance ministers. Many of the initiatives in the BEPS package require amendments to the domestic tax legislation of various jurisdictions. Separately, the EU is asserting that a number of country-specific favorable tax regimes and rulings in certain member states may violate, or have violated, EU law, and may require rebates of some or all of the associated tax benefits to be paid by benefitted taxpayers in particular cases. In 2016, the EU adopted the Anti-Tax Avoidance Directive which requires EU member states to implement measures to prohibit tax avoidance practices.

In addition, in December 2017, the Tax Cuts and Jobs Act became law in the U.S., bringing about far-ranging changes to the existing corporate tax system. This legislation establishes a territorial-style system for taxing foreign-source income of multinational corporations and, among other items and with varying effective dates, includes changes to U.S. federal tax rates, an additional minimum tax measured in part by “base erosion payments” involving certain members of affiliated groups, significant additional limitations on the deductibility of interest, the modification of constructive ownership rules used to determine the status of certain non-U.S. companies as “controlled foreign corporations,” and changes to the rules governing taxable and tax-free cross-border transfers of intangible property. Certain provisions in this legislation are unclear or incomplete in their application. While this legislation has not so far had a material overall impact on our effective tax rate or business practices and operations, it is possible that our tax liability may materially increase in the future as a result of this legislation. Other legislative and regulatory proposals may also affect our tax position or our business practices and operations, depending on whether and in what form they may ultimately take effect.  See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

Although we monitor these developments, it is very difficult to assess to what extent changes and other proposals, if enacted, may be implemented in the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to their unpredictability and interdependency. As these and other tax laws and related regulations and practices change, those changes could have a material adverse effect on our operations, effective tax rate and financial condition.

We may be subject to claims and lawsuits for substantial damages by our clients arising out of disruptions to their businesses or our inadequate performance of services.

We depend in large part on our relationships with clients and our reputation for high-quality services to generate revenue and secure future engagements. Most of our service contracts with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client, whether due to: (a) natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics, pandemics or other contagious diseases (such as COVID-19) or other natural or manmade disasters or catastrophic events; (b) breach of or incursion into our computer systems (for example, through a ransomware attack); (c) other systems failure, including due to aged IT systems or infrastructure; or (d) errors made by our employees in the course of delivering services to our clients could disrupt the client’s business and result in a reduction in our revenues, clients terminating their business relationships with us and/or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client were to result in internal control failures or impair our client’s ability to comply with its own internal control requirements. We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims.

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

The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our reputation, business, results of operations and financial condition. It is also possible that future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected by an unfavorable resolution of these matters.  In addition, these matters divert management and personnel resources away from operating our business.  Even if we do not experience significant monetary costs, there may be adverse publicity or social media attention associated with these matters that could result in reputational harm, either to us directly or to the industries or geographies we operate in, that may materially adversely affect our business, client or employee relationships.  Further, defending against these claims can involve potentially significant costs, including legal defense costs.

Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.

In the United States, federal and state measures aimed at limiting or restricting, or requiring disclosure of offshore outsourcing have been occasionally proposed and enacted.   In addition, public figures in the United States, including the current  President,  members of his administration and other elected officials, continue to suggest that U.S. businesses be subjected to tax or other adverse consequences for outsourcing, with incentives for returning outsourced operations to the United States, although it is not known what specific measures might be proposed or how they would be implemented and enforced, or whether emerging or enacted tax reform or other near-term Congressional action will affect companies’ outsourcing practices.  There can be no assurance that pending or future legislation or executive action in the United States that would significantly adversely affect our business, results of operations, and financial condition will not be enacted.

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

In particular, our collection, use, disclosure, and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. Changes in these laws and regulations and inconsistencies in the standards that apply to our business in different jurisdictions may impose significant compliance costs, reduce the efficiency of our operations, and expose us to enforcement risks. In the United States, the California Consumer Privacy Act, or the CCPA, went into effect in January 2020. The CCPA imposes privacy and data security obligations on companies and provides California consumers with certain rights as data subjects. Several other U.S. states have proposed data privacy laws that impose similar but non-identical obligations. In addition, some states have passed laws imposing increased data security and breach notification obligations on companies operating in the U.S. In the EU, the GDPR imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, some countries in Latin America and Asia, such as Brazil, South Korea and Thailand, are implementing or considering GDPR-like data protection laws. Evolving laws and regulations in India protecting the use of personal information could also impact our engagements with clients, vendors and employees in India. One proposal currently being considered in India relates to the regulation of cross-border transfers of sensitive personal information and has potentially broad-reaching implications in the backdrop of cloud computing. Given the size and scope of our operations in India, the costs of compliance with Indian data privacy laws, and any fines or penalties for breaches thereof, could be significant and could have a material adverse effect on our business, financial condition and results of operations. As privacy laws and regulations around the world continue to evolve, these changes and others could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.

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

Historically, we have derived a significant portion of our revenues from GE. In 2017, 2018 and 2019, GE accounted for 9.8%, 8.9% and 13.6% of our revenues, respectively. In the past, GE has divested businesses we serve, including a significant portion of its GE Capital business. We expect that our services for GE will decline in the future if GE pursues further divestitures. We intend to continue to make efforts to procure contracts with respect to GE’s divested businesses; however, there can be no assurance that we will be able to procure any such contracts or that such contracts would be on favorable terms. GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is not required to purchase a minimum amount of services from us.  In addition, GE has the right to terminate our services in whole or in part for any reason by providing us with a short period of advance notice. Any material loss of business from, or change in relationship with, GE could have a material adverse effect on our business, results of operations and financial condition. Further, our revenues from GE may be more volatile in the future and this volatility could have a material adverse effect on our business and results of operations.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues” for further information regarding our relationship with GE.

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

In 2019, more than 70% of our revenues were derived from clients based in North America and more than 15% of our revenues were derived from clients based in Europe. Additionally, in 2019, more than 30% of our revenues were derived from clients in the financial services industry, which includes insurance.

A number of factors could adversely affect our ability to do business in the United States or Europe, which could in turn have a material adverse effect on our business, results of operations and financial condition. For example, Brexit has created, and continues to create, political and economic uncertainty about the future relationship between the United Kingdom and the EU and as to whether any other European countries may similarly seek to exit the EU. We have operations in the United Kingdom and a number of countries in the EU and our global operations serve clients with operations in these regions, and as a result our business, financial condition and results of operations may be impacted by such uncertainty and by the terms of the United Kingdom’s withdrawal from the EU.

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

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. See Item 1—“Business—Our people.” In 2019, our attrition rate for all employees who were employed for a day or more was approximately 28%, unchanged from 2018. We cannot assure you that we will be able to reduce our level of attrition or even maintain our attrition rate at the 2019 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

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

Salaries and related benefits of our employees are our most significant costs. Most of our employees are based in India and other countries in which wage levels have historically been significantly lower than wage levels in the United States and Western Europe for comparably skilled professionals, which has been one of our competitive advantages. However, wage levels for comparably skilled employees in most of the countries in which we operate have increased and further increases are expected at a faster rate than in the United States and Western Europe because of, among other reasons, faster economic growth, increased competition for skilled employees and increased demand for business process services. We will lose this competitive advantage to the extent that we are not able to control or share wage increases with our clients. Sharing wage increases may cause our clients to be less willing to utilize our services. In addition, wage increases may reduce our profitability. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. We may need to increase our wage levels significantly and rapidly in order to attract the quantity and quality of employees that are necessary for us to remain competitive, which may have a material adverse effect on our business, results of operations and financial condition.

In addition, in early 2019, the Supreme Court of India clarified that certain allowances paid by an employer to an employee should be included for purposes of calculating provident fund contributions in addition to contributions based on basic wages alone. If this decision is implemented with retrospective application, the amount of the payments that we are required to make at that time to or for the benefit of our employees could be substantial and could have a material adverse effect on our business, results of operations and financial condition. We have also increased, and expect to further increase, the number of employees we have in the United States from the levels that we have had historically, and this could have a negative effect on our profitability.

Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.

Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, UK pounds sterling, the Australian dollar, the Japanese yen and the Indian rupee. Most of our expenses are incurred and paid in Indian rupees, with the remaining amounts largely in U.S. dollars, Chinese renminbi, Romanian lei, euros, UK pounds sterling, Philippine pesos, Japanese yen, Polish zloty, Mexican pesos, Guatemalan quetzals, Hungarian forint and the Australian dollar. As we expand our operations to new countries, we will incur expenses in other currencies. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee, the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar or if the currencies in which we receive revenues, such as the euro, depreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner. In addition, in some countries such as India and China, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Foreign exchange gains (losses), net.”

Restrictions on entry visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.

A portion of our business depends on the ability of our employees to obtain the necessary visas and entry permits to do business in the countries where our clients and, in some cases, our delivery centers, are located. In recent years, in response to terrorist attacks, global unrest and political rhetoric, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting visas. If further terrorist attacks occur, global unrest intensifies, or political rhetoric continues, then obtaining visas for our personnel may become even more difficult. Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas. Countries where our clients may be located, including the United States, may through legislation or regulation restrict the number of visas or entry permits available.  In general, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions, terrorist attacks or other events.  In addition, there is currently uncertainty with respect to immigration laws and standards in the United States due to legislation introduced in Congress and policy changes suggested and adopted by the current U.S. President and members of his administration.  Current U.S. efforts to reduce the number of first-time and renewal H-1B and H-4 temporary, or non-immigrant, visas could result in fewer employees eligible to work for us in the United States under those programs, as could executive actions that prohibit citizens of designated countries from emigrating to and/or working in the United States. The United States has broadly prohibited immigrant visas from several designated countries, and it is not currently known what, if any, additional visa restrictions might be proposed or how they would be implemented or enforced.

Our senior leadership team is critical to our continued success and the loss of such personnel could harm our business.

Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. In particular, our Chief Executive Officer and other members of our senior leadership team have been involved in our business since its commencement under GE. Our employment agreement with our Chief Executive Officer does not obligate him to work for us for any specified period. In early 2020, one of our executive officers who had a long tenure with the Company resigned to take a leadership role at another company. If we lose other key members of our senior leadership team, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this may have a material adverse effect on our business, results of operations and financial condition.

We may be unable to service our debt or obtain additional financing on competitive terms.

On August 9, 2018, we entered into an amended and restated five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The amended and restated credit agreement provides for a $680 million term credit facility and a $500 million revolving credit facility, each of which may be increased subject to certain conditions. The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2019, the total amount due under the credit facility, including the amount utilized under the revolving facility, was $699 million.  The credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our liquidity and financial condition.

On March 27, 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes, or the 2022 notes, in a private offering.  On July 24, 2018, an exchange offer was completed and all outstanding unregistered 2022 notes were exchanged for freely tradable 2022 notes registered under the

Securities Act of 1933, as amended. As of December 31, 2019, the amount outstanding under the registered 2022 notes, net of debt expense of $1.2 million, was $348.8 million, which is payable on April 1, 2022 when the 2022 notes mature.  We are required to pay interest on the 2022 notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date.

On November 18, 2019, we issued $400 million aggregate principal amount of 3.375% senior notes, or the 2024 notes, in an underwritten public offering.  As of December 31, 2019, the amount outstanding under the 2024 notes, net of debt amortization expense of $2.9 million, was $397.1 million, which is payable on December 1, 2024 when the notes mature.  We are required to pay interest on the 2024 notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity date.

The 2022 notes and 2024 notes were issued by, and are senior unsecured indebtedness of, Genpact Luxembourg S.à r.l., our indirect wholly owned subsidiary, and are guaranteed on a senior unsecured basis by Genpact Limited.  The 2022 notes and 2024 notes are subject to certain customary covenants set forth in their respective governing indentures, including limitations on our ability to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer our assets. Upon certain change of control transactions, we would be required to make an offer to repurchase the 2022 notes and the 2024 notes, as applicable, at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest.  The interest rate payable on the 2022 notes and the 2024 notes is subject to adjustment if the credit rating of the 2022 notes or 2024 notes, as applicable, is downgraded up to a maximum increase of 2.0%. We may redeem the 2022 notes and 2024 notes at any time in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest or, if redemption occurs prior to, in the case of the 2022 notes March 1, 2022 and, in the case of the 2024 notes, November 1, 2024, a specified “make-whole” premium. The 2022 notes and 2024 notes are our senior unsecured obligations and rank equally with all our other senior unsecured indebtedness outstanding from time to time.

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

A portion of our indebtedness, including borrowings under our credit facility, bears interest at variable interest rates primarily based on LIBOR. The U.K. Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer compel banks to submit rates for the calculation of LIBOR after 2021.  Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The full impact of such reforms and actions, together with any transition away from LIBOR, including the discontinuance of LIBOR publication, remains unclear, and at this time it is not possible to predict the effect any discontinuance of LIBOR as a reference rate will have on us. These changes may have an adverse impact on the availability and costs of borrowings by us since we have LIBOR-based debt obligations.

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

Our profitability will suffer if we are not able to price appropriately, maintain employee and asset utilization levels and control our costs.

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

If we are unable to collect our receivables, our results of operations, financial condition and cash flows could be adversely affected.

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

Harmful tax practices have become the focus of increased scrutiny from the EU. The Council of the EU adopted a resolution on a code of conduct for business taxation directed at counteracting the effects of zero tax and preferential tax regimes around the world.   In 2017, the Code of Conduct Group (Business Taxation), or the COCG, investigated the tax policies of both EU member states and non-EU member states, assessing tax transparency, fair taxation and the implementation of anti–base erosion and profit shifting measures.

Following assessment by the COCG, Bermuda was included in a list of jurisdictions which are required by the EU to address concerns of the COCG relating to the demonstration of economic substance.  On December 31, 2018, the Bermuda Government implemented legislation which brought certain substance requirements into force with effect from July 1, 2019 for currently existing entities. The introduction of the substance regime in Bermuda may present difficulties for us. Pursuant to the new economic substance requirements, core income generating activities carried out by Bermuda companies must be undertaken in Bermuda.  To satisfy these requirements, we may be required to conduct additional activities in Bermuda. The new substance requirements could be difficult to manage or implement, and compliance with the requirements could be difficult or costly and could have a material adverse effect on us or our operations.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

As of December 31, 2019, we had $1,574.5 million of goodwill and $230.9 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the book value of our goodwill and other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that any future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

Risks Related to our Shares

The issuance of additional common shares by us or the sale of our common shares by our employees could dilute our shareholders’ ownership interest in the Company and could significantly reduce the market price of our common shares.

Sales of a substantial number of our common shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares.

We have issued a significant number of equity awards under our equity compensation plans. The shares underlying these awards are or, with respect to certain option grants, will be registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common shares or the sale of common shares upon vesting of other equity awards could cause a decline in our share price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 plans providing for sales of our common shares from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

In addition, we may in the future engage in strategic transactions that could dilute our shareholders’ ownership and cause our share price to decline.

Sales of substantial amounts of our common shares or other securities by us could also dilute our shareholders’ interests, lower the market price of our common shares and impair our ability to raise capital through the sale of equity securities.

There can be no assurance that we will continue to declare and pay dividends on our common shares, and future determinations to pay dividends will be at the discretion of our board of directors.

Prior to 2017, we did not declare regular dividends. In February 2017, we announced the declaration of the first quarterly cash dividend on our common shares in the amount of $0.06 per common share.  In February 2018, we announced an increase in our quarterly cash dividend to $0.075 per common share, in February 2019 we announced an increase in our quarterly cash dividend to $0.085 per share, and in February 2020 we announced an increase in our quarterly cash dividend to $0.0975 per share, representing a planned annual dividend of $0.39 per share. Any determination to pay dividends to holders of our common shares in the future, including future payment of a regular quarterly cash dividend, will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions, statutory requirements under Bermuda law and any other factors our board of directors deems relevant. Our ability to pay dividends will also continue to be subject to restrictive covenants contained in credit facility agreements governing indebtedness we and our subsidiaries have incurred or may incur in the future. In addition, statutory requirements under Bermuda law could require us to defer making a dividend payment on a declared dividend date until such time as we can meet statutory requirements under Bermuda law. A reduction in, delay of, or elimination of our dividend payments could have a negative effect on our share price.

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

The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our share price are:

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
•

sales or expected sales of additional common shares, either by us, our employees, or any of our shareholders, or purchases or expected purchases of common shares, including by us under existing or future share repurchase programs, which purchases are at the discretion of our board of directors and may not continue in the future;

•	terrorist attacks, natural disasters, epidemics or pandemics, or other such events impacting countries where we or our clients have operations; and
•	actions or announcements by activist shareholders or others.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.      Properties

We have delivery centers in 21 countries. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that our properties and facilities are suitable and adequate for our present purposes and are well-maintained.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” As of January 31, 2020, there were 29 holders of record of our common shares.

The following graph and table compare the performance of an investment in our common shares (measured as the cumulative total shareholder return) with investments in the S&P 500 Index (capitalization weighted) and a peer group of companies for the period from January 1, 2015 to December 31, 2019. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2014 and that all dividends were reinvested. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16
Genpact	126.57	116.11	128.52	135.98	148.01
Peer Group	118.51	115.18	122.45	120.05	131.66
S&P 500	114.77	115.09	107.68	115.26	116.82

	6/30/16	9/30/16	12/31/16	3/31/17	6/30/17
Genpact	146.11	130.38	132.50	135.11	152.19
Peer Group	126.87	118.79	119.27	124.55	129.62
S&P 500	119.68	124.29	129.05	136.88	141.10

	9/30/17	12/31/17	3/31/18	6/30/18	9/30/18
Genpact	157.55	174.26	176.05	159.62	169.31
Peer Group	138.52	149.16	155.19	162.33	167.81
S&P 500	147.42	157.22	156.03	161.38	173.83

	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19
Genpact	149.70	189.82	205.99	210.00	229.01
Peer Group	146.03	150.27	156.74	159.40	173.86
S&P 500	150.33	166.31	168.90	170.50	178.16

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Dividends

In February 2019, our board of directors approved an approximately 13% increase in our quarterly cash dividend to $0.085 per common share, representing an annual dividend of $0.34 per common share. In 2019, dividends were declared in February, May, July and October and paid in March, June, September and December. In February 2020, our board of directors approved an approximately 15% increase in our quarterly cash dividend to $0.0975 per common share, representing a planned annual dividend of $0.39 per common share for 2020. Any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.

Unregistered Sales of Equity Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended December 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2019	157,869	38.63	157,869	274,042,127
November 1-November 30, 2019	—	—	—	274,042,127
December 1-December 31, 2019	—	—	—	274,042,127

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Financial data as of December 31, 2018 and 2019 and for the three-year period ended December 31, 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Financial data as of December 31, 2015, 2016 and 2017 and for the years ended December 31, 2015 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data below together with the financial statements included herein and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2015	2016	2017	2018	2019
	(dollars and share count in millions, except per share data)
Statement of income data:
Total net revenues	$2,461.0	$2,570.8	$2,736.9	$3,000.8	$3,520.5
Income from operations	$334.2	$ 341.2	$ 331.3	$ 348.2	$ 429.4
Net income available to Genpact Limited common shareholders	$239.8	$269.7	$263.1	$282.0	$304.9
Earnings per common share
Basic	$1.11	$1.30	$1.36	$1.48	$1.60
Diluted	$1.09	$1.28	$1.34	$1.45	$1.56
Weighted average number of common shares used in computing earnings per common share
Basic	216.6	206.9	193.9	190.7	190.1
Diluted	219.1	210.1	197.0	194.0	195.2
Cash dividend per common share	$—	$—	$0.24	$0.30	$0.34

	As of December 31,
	2015	2016	2017	2018	2019
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$450.9	$422.6	$504.5	$368.4	$467.1
Total assets	2,793.5	2,885.9	3,449.6	3,529.4	4,454.2
Operating lease liabilities(1)	-	-	-	-	359.8
Long-term debt, including current portion	776.5	737.3	1,045.9	1,009.1	1,373.3
Genpact Limited shareholders’ equity	$1,304.4	$ 1,286.6	$1,424.0	$1,404.2	$1,689.2

(1)	On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842). Prior period amounts have not been adjusted under the modified retrospective method.

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

We provided 2020 Company guidance in our earnings release furnished on Form 8-K dated February 6, 2020. We are not able to predict at this time what impact, if any, the spread of the coronavirus strain known as COVID-19 and related travel restrictions will have on our 2020 financial results.  See Item 1A—“Risk Factors” included elsewhere in this Annual Report on Form 10-K for further information regarding risks and uncertainties relating to COVID-19.

Overview

Our 2019 revenues were $3.521 billion, an increase of 17% year-over-year, or 18% on a constant currency basis1.

Prior to the fourth quarter of 2019, we had one reportable segment. To align with how our Chief Operating Decision Maker, or CODM, manages our business, including resource allocation and performance assessment, we realigned our business segments into the following three reportable segments: Banking, Capital Markets and Insurance, or BCMI, Consumer Goods, Retail, Life Sciences and Healthcare, or CGRLH, and High Tech, Manufacturing and Services, or HMS. See Note 26—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Net Revenues

Revenue by top clients.    The table below sets forth the percentage of our total net revenues derived from our largest clients, including GE, in the years ended December 31, 2018 and 2019:

	Percentage of Total Net Revenues
	Year ended December 31,
	2018	2019
Top five clients	21.9%	28.4%
Top ten clients	31.5%	37.2%
Top fifteen clients	37.9%	43.1%
Top twenty clients	42.8%	47.7%

[1]

Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

We earn revenues pursuant to contracts that generally take the form of a master service agreement, or MSA, which is a framework agreement that is then supplemented by statements of work, or SOWs. Our MSAs specify the general terms applicable to the services we will provide. Our MSAs are generally for terms of three to seven years, although they may also have an indefinite term or be for terms of less than three years. In most cases they do not specify pricing terms or obligate the client to purchase a particular amount of services. We then enter into SOWs under an MSA, which specify particular services to be provided and the pricing terms. Most of our revenues are from SOWs with terms of two to five years. We typically have multiple SOWs under any given MSA, and the terms of our SOWs vary depending on the nature of the services to be provided. We seek to develop long-term relationships with our clients. We believe that these relationships best serve our clients as they create opportunities for us to provide a variety of services using the full range of our capabilities and to deliver continuous process improvement.

New business proposals are reviewed in line with our strategy to target specific industry verticals and geographical markets. We begin each year with a set of named accounts, including prospective clients with operations in our target areas, and all opportunities during the year are reviewed by business leaders from the applicable industry vertical, operations personnel, and members of our finance team. In this way, we try to ensure that contract terms meet our pricing, cash and service objectives. See Item 1—“Business—Sales and marketing” for additional information.

Many factors affect how we price our contracts. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk for engagements lasting longer than 12 months. Many of our MSAs also provide that, under transaction-based and fixed-price SOWs, we are entitled to retain a portion of certain productivity benefits we achieve. However, some of our MSAs and SOWs require certain minimum productivity benefits to be passed on to our clients. Once an MSA and the related SOWs are signed and production of services commences, our revenues and expenses increase as services are ramped up to the agreed upon level. In many cases, we may have opportunities to increase our margins over the life of an MSA or SOW, driven by a number of factors. Our revenues include gains or losses arising upon the maturity of qualified cash flow hedges.

Under our services agreements with GE, GE has the right to terminate the MSA or any SOW in whole or in part for any reason by providing us with a short period of advance notice, subject to early termination charges. GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is not required to purchase a minimum amount of services from us.

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

Classification of certain net revenues.    We classify our net revenues in two categories: net revenues from GE and net revenues from Global Clients. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or less of the outstanding equity interest. If GE ceases to own at least 20% of a business we serve, we reclassify the revenues from such business as Global Client revenues from the date of divestiture. The impact of the reclassification of revenue from divested GE businesses to Global Client revenue in 2018 and 2019 was immaterial.

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

Expenses.    Personnel expenses are a major component of both our cost of revenue and our selling, general and administrative expenses. Personnel expenses include salaries and benefits (including stock-based compensation) as well as costs related to recruitment and training. Personnel expenses are allocated between cost of revenue and selling, general and administrative expenses based on the classification of the employee. Stock-based compensation and depreciation and amortization expense are allocated between cost of revenue and selling, general and administrative expenses using an appropriate allocation basis.

Our industry is labor-intensive. Wage levels in the countries in which our delivery centers are located have historically increased on a year-over-year basis. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing our attrition rate, delivering productivity and “right-skilling,” which refers to ensuring that positions are not filled by overqualified employees. We try to control increases in entry-level wages by implementing innovative recruitment policies, utilizing continuous training techniques, emphasizing promotion opportunities and maintaining an attractive work atmosphere and culture.

In planning capacity expansion, we look for locations that help us ensure global delivery capability while helping us control average salary levels. In India and in other countries where we may open multiple offices or delivery centers, we try to expand into cities where competition for personnel and wage levels may be lower than in more developed cities. In addition, under some of our contracts we have the ability to share with our clients a portion of any increase in costs due to inflation. Nevertheless, despite these steps, we expect general increases in wage levels in the future, which could adversely affect our margins. A significant increase in attrition rates would also increase our recruitment and training costs and decrease our operating efficiency, productivity and profit margins. Increased attrition rates or increased pricing may also cause some clients to be less willing to use our services. See Item 1A—“Risk Factors—Wage increases in the countries in which we have operations may prevent us from sustaining our competitive advantage and may reduce our profit margin.”

Our operational expenses include facilities maintenance expenses, travel and living expenses, IT expenses, and consulting and certain other expenses. Consulting charges, consisting of the cost of consultants and contract employees with specialized skills who are directly responsible for the performance of services for clients, are included in cost of revenue. Facilities maintenance expenses and certain other expenses are allocated between cost of revenue and selling, general and administrative expenses on the basis of the employee’s function.

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

Other operating (income) expense, net.    Other operating (income) expense, net primarily consists of the impact of the change in the fair value of earn-out consideration and deferred consideration relating to business acquisitions, certain operating losses resulting from the impairment of property, plant and equipment and intangible assets and certain operating gains upon the disposition of property, plant and equipment, including the transfer of land pursuant to a co-development agreement under which we will acquire an interest  in commercial property being developed on the land.

Foreign exchange gains (losses), net.    Foreign exchange gains (losses), net, primarily consists of gains or losses on the re-measurement of non-functional currency assets and liabilities. In addition, it includes gains or losses from derivative contracts entered into to offset the impact of the re-measurement of non-functional currency assets and liabilities. It also includes the realized and unrealized gains or losses on derivative contracts that do not qualify for hedge accounting.

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

Approximately 77% of our fiscal 2019 revenues were earned in U.S. dollars. We also received payments in euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, Japanese yen and Indian rupees. Our costs are primarily incurred in Indian rupees, as well as in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our net cost currency exposure between the U.S. dollar and the Indian rupee and Mexican peso, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S. dollar and the pound sterling, Australian dollar, Philippine peso, Hungarian forint and euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. See Note 2—“Summary of significant accounting policies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.

Interest income (expense), net.    Interest income (expense), net consists primarily of interest expense on indebtedness, including resulting from interest rate swaps, capital/finance lease obligations, interest adjustments relating to earn-out consideration in connection with certain acquisitions, certain items related to debt restructuring, and interest income on certain deposits. We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate.

Other income (expense), net.    Other income (expense), net primarily includes the gain or loss on the divestitures of certain businesses and certain government incentives received by our subsidiaries.

Net loss (income) attributable to redeemable non-controlling interest.    Non-controlling interest primarily refers to the loss associated with the redeemable non-controlling interest in the operations of Strategic Sourcing Excellence, LLC, or SSE, which we acquired in the first quarter of 2016. We purchased the remainder of the outstanding equity interest in SSE in the first quarter of 2018.

Equity-method investment activity, net.    Equity-method investment activity, net primarily represents our share of loss in a non-consolidated affiliate that was divested on June 30, 2017.

Income taxes.   We are incorporated in Bermuda and have operations in many countries. Our effective tax rate has historically varied and will continue to vary from year to year based on the tax rate in the jurisdiction of our organization, the geographical sources of our earnings and the tax rates in those countries, the tax relief and incentives available to us, the financing and tax planning strategies employed by us, changes in tax laws or the interpretation thereof, and movements in our tax reserves, if any.

Bermuda taxes.    We are organized in Bermuda. Bermuda does not impose any income tax on us.

Indian taxes.   Indian SEZ legislation provides for a 15-year tax holiday scheme for operations established in designated special economic zones, or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for a period of five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for an additional period of five years, subject to the creation of a “Special Economic Zone Re-investment Reserve Account,” to be utilized only for acquiring new plant or machinery or for other business purposes, not including the distribution of dividends. This holiday is available only for new business operations that are conducted at qualifying SEZ locations and is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond prescribed limits) to new locations. During the last twelve years, we established new delivery centers that we believe are eligible for the SEZ benefits. However, we cannot forecast what percentage of our operations or income in India will in the future be eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above.

Our tax expense will increase as a result of the expiration of our tax holidays, and our after-tax profitability will be materially reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability. The Indian government recently enacted a law that allows companies to elect to pay reduced tax rate on all of their income provided they do not take advantage of any tax holidays or other exemptions. In response to this law, the Company currently expects to cease taking advantage of tax holidays and thereby benefit from the reduced tax rate after March 31, 2022.

Additionally, the governments of foreign jurisdictions where we deliver services may assert that certain of our clients have a “permanent establishment” in such jurisdictions by reason of the activities we perform on their behalf, particularly those clients that exercise control over or have substantial dependency on our services. Such an assertion could affect the size and scope of the services requested by such clients in the future.

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

Other taxes.    We have operating subsidiaries or branches in other countries, including Australia, Austria, Brazil, Canada, China, Costa Rica, the Czech Republic, Germany, Guatemala, Hungary, Ireland, Israel, Japan, Malaysia, Mexico, Netherlands, New Zealand, Philippines, Poland, Romania, Singapore, Slovakia, South Africa, United Kingdom and United States, as well as sales and marketing subsidiaries in certain jurisdictions, including the United States and the United Kingdom, which are subject to tax in such jurisdictions.

In 2009, one of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. As a result, that subsidiary was subject to a lower corporate income tax rate of 15%, initially for a three-year period that began in 2009, which has been extended through December 31, 2020, subject to the fulfillment of certain conditions. Our delivery centers also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including the Philippines, Malaysia and Israel. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.

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

Tax losses and other deferred tax assets.    Our ability to utilize our tax loss carry-forwards and other deferred tax assets and credits may be affected if our profitability deteriorates or if new legislation is introduced that changes carry-forward or crediting rules. Additionally, reductions in enacted tax rates may affect the value of our deferred tax assets and our tax expense.

Certain Acquisitions

From time to time we may make acquisitions or engage in other strategic transactions if suitable opportunities arise, and we may use cash, securities, other assets or a combination thereof as consideration.

On November 12, 2019, we acquired the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270.7 million. This amount includes cash consideration of $268.2 million, net of cash acquired of $2.5 million. This acquisition expands our capabilities in improving customer experience and strengthens our reputation as a thought leader in this space. The securities purchase agreement provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options and receive consideration in cash at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21.5 million over the three-year rollover period. The amount of deferred consideration ultimately paid to the rollover sellers will be based on the future revenue multiple of the acquired business and is included in the purchase consideration outstanding as of December 31, 2019. Goodwill arising from the acquisition amounting to $182.8 million has been allocated among our three reporting units as follows: BCMI in the amount of $17.5 million, CGRLH in the amount of $44.4 million and HMS in the amount of $120.9 million, using a relative fair value allocation method. Of the total goodwill amount, $97.8 million is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

On January 7, 2019, we acquired 100% of the outstanding equity interests in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5.75 million. This amount includes cash consideration of $5.7 million, net of adjustment for working capital. This acquisition expands our services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances its consulting capabilities for clients in the financial services industry. Goodwill arising from the acquisition amounted to $2.6 million, which has been allocated to our BCMI reporting unit and is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

On August 30, 2018, we acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria for total purchase consideration of $101.3 million. This amount includes cash consideration of $95.6 million, net of cash acquired of $5.7 million. This acquisition enhances our supply chain management consulting capabilities. Goodwill arising from the acquisition amounted to $79.9 million, which has been allocated to our BCMI reporting unit, our CGRLH reporting unit and our HMS reporting unit using a relative fair value allocation method. Of the total goodwill arising from the acquisition, $64.5 million is deductible for tax purposes. The goodwill represents primarily the acquired consulting expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of our existing operations.

On July 3, 2018, we acquired 100% of the outstanding equity interest in Commonwealth Informatics Inc., a Massachusetts corporation, for preliminary purchase consideration of $17.9 million. This amount includes cash consideration of $16.1 million, net of cash acquired of $1.5 million, and adjustments for working capital and indebtedness. This acquisition enhances our signal management and pharmacovigilance capabilities for clients in the life sciences industry. Goodwill arising from the acquisition amounted to $11.6 million, which has been allocated to our CGRLH reporting unit and is deductible for tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

Secondary Offerings

On February 15, 2019, we completed a secondary offering of our common shares pursuant to which certain of our shareholders affiliated with Bain Capital Investors, LLC, namely Glory Investments A Limited and its affiliated assignees, together with their co-investors (collectively, the “Selling Shareholders”), sold 10.0 million common shares at a price of $32.215 per share in an underwritten public offering, with Goldman Sachs & Co. LLC acting as the sole underwriter. All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.

On May 24, 2019, we completed a secondary offering of our common shares pursuant to which the Selling Shareholders sold 10.0 million common shares at a price of $36.01 per share in an underwritten public offering, with Citigroup Global Markets, Inc. acting as the sole underwriter. All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.

On August 16, 2019, we completed a secondary offering of our common shares pursuant to which the Selling Shareholders sold 12.5 million common shares at a price of $40.59 per share in an underwritten public offering, with Goldman Sachs & Co. LLC acting as the sole underwriter. All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.

On November 21, 2019, we completed a secondary offering of our common shares pursuant to which the Selling Shareholders sold 15,430,841 common shares at a price of $39.95 per share in an underwritten public offering, with Goldman Sachs & Co. LLC acting as the sole underwriter. All of the common shares were sold by the Selling Shareholders and, as a result, we did not receive any of the proceeds from the offering.  Following this offering, the Selling Shareholders no longer own any of our common shares.

Bookings

New bookings is an operating or other statistical measure. We define new bookings as the total contract value of new client contracts, and certain renewals, extensions and changes to existing contracts to the extent that such contracts represent incremental future business. In determining total contract value for this purpose, we assume the minimum volume to which the client has committed or make a conservative projection where the client has not made a minimum volume commitment. New bookings attributable to large deals may exclude a portion of the total contract value above certain thresholds if the services are subject to certain contingencies, such as the establishment of new delivery centers or regulatory or other approvals. Regular renewals of contracts with no change in scope, which we consider business as usual, are not counted as new bookings. We provide information regarding our new bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time and may be a useful metric as an indicator of future revenue growth potential. New bookings is also used by management to measure our sales force productivity.

New bookings in 2019 were approximately $3.9 billion, consistent with 2018. While overall bookings were approximately flat year-over-year, our transformation services bookings and new sales of digitally-enabled services in our BPO business both increased. We attribute this growth to strategic investments in our digital and analytics capabilities, domain expertise, our people and our brand, together with a focus on growth opportunities in a specific set of industry verticals and service lines.

New bookings can vary significantly year to year depending in part on the timing of the signing of a small number of large contracts. The types of services clients are demanding, the duration of the contract and the pace and level of their spending may impact the conversion of new bookings to revenues. For example, business process outsourcing, or BPO, bookings, which are typically for multi-year contracts, generally convert to revenue over a longer period of time compared to information technology outsourcing or consulting bookings, which are often related to short-term, project-based work.

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

We include offerings such as sale of licenses in certain contracts, which may be perpetual or subscription-based. We recognize upfront revenue from distinct perpetual licenses at the point in time when the software is made available to the client. Revenue from distinct subscription-based licenses is recognized at the point in time it is transferred to the client. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.

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

Accounts receivable.    Our accounts receivable include amounts for services that we have performed but for which we have not received payment. Accounts receivable are recorded at the invoiced or to-be-invoiced amount and do not bear interest. We typically follow a 30-day billing cycle and, as such, at any point in time we may have accrued up to 30 days of revenues that have not been billed. We maintain an allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, we consider historical losses adjusted to take into account current market conditions and our clients’ financial condition, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns of the client. We do not have any off-balance-sheet credit exposure related to our clients.

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

Goodwill and other intangible assets.    Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying amounts as of December 31, 2019 and December 31, 2018.

Prior to the fourth quarter of 2019, we had one reportable segment. To align with how our Chief Operating Decision Maker (CODM) manages our business, including resource allocation and performance assessment, we realigned our business segments into the following three reportable segments effective October 1, 2019: BCMI, CGRLH and HMS. See Note 10—“Goodwill and intangible assets” and Note 26—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.” Goodwill has been allocated based on the relative fair value of each newly identified reporting unit. We tested goodwill for impairment both prior to the change in reporting units and immediately thereafter for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles—Goodwill and Other.” The fair value of our reporting units was calculated using a discounted cash flow model using estimated future cash flows. The results of our evaluation demonstrated that the fair value of each reporting unit exceeded its book value as of the date of the change in reporting units.

We capitalize certain software and technology development costs incurred in connection with developing or obtaining software or technology for providing software as a service to customers when the initial design phase is completed and commercial and technological feasibility has been established. Any development cost incurred before technological feasibility is established is expensed as incurred as research and development costs. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Capitalized software and technology costs include only (i) the external direct costs of materials and services utilized in developing or obtaining software and technology and (ii) compensation and related benefits for employees who are directly associated with the project.

We test our intangible assets for impairment whenever events occur or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether we have incurred an impairment loss requires comparing the carrying amounts of the assets to the sum of future undiscounted cash flows expected to be generated by the assets. When determining the fair value of our intangible assets, we utilize various assumptions, including discount rates, estimated growth rates, economic trends and projections of future cash flows. These projections also take into account factors such as the expected impact of new client contracts, expanded or new business from existing clients, efficiency initiatives, and the maturity of the markets in which each of our businesses operates. We generally categorize intangible assets acquired individually or with a group of other assets or in a business combination as customer-related, marketing-related, technology-related, and other intangible assets. See Note 2—“Summary of significant accounting policies—Business combinations, goodwill and other intangible assets” and Note 10—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules’’ for more information about how we value our intangible assets. Actual results may vary, and may cause significant adjustments to the valuation of our assets in the future.

Derivative instruments and hedging activities.  We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies, and we enter into interest rate swaps to mitigate interest rate fluctuation risk on our indebtedness. Most of these transactions meet the criteria for hedge accounting as cash flow hedges under the Financial Accounting Standards Board, or FASB, guidance on Derivatives and Hedging.

With respect to derivatives designated as cash flow hedges, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. In addition, we formally assess, both at the inception of a hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we prospectively discontinue hedge accounting with respect to that derivative instrument.

We recognize derivative instruments and hedging activities as either assets or liabilities and measure them at fair value in our consolidated balance sheets. Changes in the fair values of these hedges are deferred and recorded as a component of other comprehensive income (losses), net of tax, until the hedged transactions occur and are recognized in the Consolidated Statements of Income along with the underlying hedged item and disclosed as a part of “Total net revenues,” “Cost of revenue,” “Selling, general and administrative expenses” and “Interest expense,” as applicable.

We value our derivatives based on market observable inputs, including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 of the fair value hierarchy primarily represent foreign currency forward contracts. The quotes are taken from independent sources and databases.

Income taxes.    We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their tax bases and operating losses carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period that includes the enactment date or the filing or approval date of the tax status change. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income. In the case of an entity that benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse after the expiration of the tax holiday.

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

Leases.    At the inception of a contract, we assess whether the contract is, or contains, a lease. Our assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) we obtain the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) we have the right to direct the use of the asset. At the inception of a lease, the consideration in the contract is allocated to each lease component based on its relative standalone price to determine the lease payments. The Company adopted Accounting Standards Codification Topic 842, Leases (“Topic 842”), effective January 1, 2019 and applied Topic 842 using the modified retrospective adoption approach. Leases entered into prior to January 1, 2019 have been accounted for under ASC 840 and were not reassessed.

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

For all leases, at the lease commencement date, a ROU asset and a lease liability are recognized. The lease liability represents the present value of the lease payments under the lease. Lease liabilities are initially measured at the present value of the lease payments not yet paid, discounted using the discount rate for the lease at lease commencement. The lease liabilities are subsequently measured on an amortized cost basis. The lease liability is adjusted to reflect interest on the liability and the lease payments made during the period. Interest on the lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability.

The ROU asset represents the right to use the leased asset for the lease term. The ROU asset for each lease initially includes the amount of the initial measurement of the lease liability adjusted for any lease payments made to the lessor at or before the commencement date, accrued lease liabilities and any lease incentives received or any initial direct costs incurred by us.

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

Stock-based compensation expense.    We recognize and measure compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option pricing model (Black-Scholes-Merton model) and, for stock-based awards other than option awards, grant date fair value is determined on the basis of the fair market value of our shares on the grant date of such awards. Determining the fair value of stock-based awards requires estimates and assumptions, including estimates of the period the stock awards will be outstanding before they are exercised, future volatility in the price of our common shares, and the number of stock-based awards that are likely to be forfeited. The Black-Scholes-Merton option pricing model also involves the use of additional key assumptions, including dividend yield and risk-free interest rate. For performance share units, we are required to estimate the most probable outcome of the performance conditions in order to determine the stock-based compensation cost to be recorded over the vesting period. We periodically assess the reasonableness of our assumptions and update our estimates as required. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially affected. Government incentives.    We recognize government incentives in the consolidated statement of income under “other income (expense), net.” Incentives are recognized in the consolidated statement of income when there is reasonable assurance that we will comply with the conditions for their receipt and a reasonable expectation that the funds will be received. In certain circumstances, the receipt of an incentive may not be subject to any condition or requirement to incur further costs, in which case the incentive is recognized in the consolidated statement of income in the period in which it becomes receivable. In the event that it becomes likely that we will be required to repay an incentive that has already been recognized, we make a provision for the estimated liability.

Results of Operations

For a discussion of our results of operations for the year ended December 31, 2017, including a year-to-year comparison between 2018 and 2017, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table sets forth certain data from our income statement for the years ended December 31, 2018 and 2019:

	Year ended December 31,		Percentage change Increase/ (Decrease)
	2018	2019	2019 vs. 2018
Net revenues—GE	$268.2	$478.1	78.3%
Net revenues—Global Clients	2,732.6	3,042.5	11.3%
Total net revenues	3,000.8	3,520.5	17.3%
Cost of revenue	1,921.8	2,294.7	19.4%
Gross profit	1,079.0	1,225.9	13.6%
Gross profit margin	36.0%	34.8%
Operating expenses
Selling, general and administrative expenses	693.9	794.9	14.6%
Amortization of acquired intangible assets	38.9	32.6	(16.2)%
Other operating (income) expense, net	(1.8)	(31.0)	1,642.1%
Income from operations	348.2	429.4	23.3%
Income from operations as a percentage of net revenues	11.6%	12.2%
Foreign exchange gains (losses), net	15.2	7.7	(49.2)%
Interest income (expense), net	(37.1)	(43.5)	17.1%
Other income (expense), net	35.8	5.8	(83.8)%
Income before equity-method investment activity, net and income tax expense	362.0	399.4	10.3%
Equity-method investment activity, net	(0.0)	(0.0)	33.3%
Income before income tax expense	362.0	399.4	10.3%
Income tax expense	80.8	94.5	17.0%
Net income	281.3	304.9	8.4%
Net loss attributable to redeemable non-controlling interest	0.8	0.0	(100.0)%
Net income attributable to Genpact Limited common shareholders	$282.0	$304.9	8.1%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	9.4%	8.7%

Fiscal Year Ended December 31, 2019 Compared to the Fiscal Year Ended December 31, 2018

Net revenues.    Our net revenues were $3,520.5 million in 2019, up $519.8 million, or 17.3%, from $3,000.8 million in 2018. The growth in our net revenues was primarily driven by an increase in BPO services delivered to our Global Clients and GE, in particular transformation services, and incremental revenues from large deals won in the fourth quarter of 2018 and during 2019. Adjusted for foreign exchange, primarily the impact of changes in the values of the euro and the U.K. pound sterling against the U.S. dollar, our net revenues grew 18.2% compared to 2018 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations compared to prior fiscal periods, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased to approximately 91,300 in 2019 from approximately 79,900 in 2018.

			Percentage Change
	Year ended December 31,		Increase/ (Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Global Clients:
BPO services	$2,345.0	$2,642.3	12.7%
IT services	387.6	400.2	3.2
Total net revenues from Global Clients	$2,732.6	$3,042.5	11.3%
GE:
BPO services	157.8	331.9	110.3%
IT services	110.4	146.1	32.4
Total net revenues from GE	$268.2	$478.1	78.3%
Total net revenues from BPO services	2,502.8	2,974.2	18.8
Total net revenues from IT services	498.0	546.3	9.7
Total net revenues	$3,000.8	$3,520.5	17.3%

Net revenues from Global Clients in 2019 were $3,042.5 million, up $309.9 million, or 11.3%, from $2,732.6 million in 2018. This increase was primarily driven by growth in several of our verticals, including the high tech vertical within our HMS segment, the consumer goods vertical within our CGRLH segment, and the capital markets vertical within our BCMI segment. As a percentage of total net revenues, net revenues from Global Clients decreased from 91.1% in 2018 to 86.4% in 2019.

Net revenues from GE were $478.1 million in 2019, up $209.9 million, or 78.3%, from 2018, driven by services delivered in connection with a large new contract signed in the fourth quarter of 2018, for which the scope of work was increased during 2019, as well as an increase in transformation services project engagements in 2019.

Net revenues from BPO services in 2019 were $2,974.2 million, up $471.4 million, or 18.8%, from $2,502.8 million in 2018. This increase was primarily attributable to an increase in services, including transformation services – in particular those associated with large deals signed in the fourth quarter of 2018 – delivered to clients in several of our verticals, including the consumer goods and retail vertical within our CGRLH segment, the capital markets vertical within our BCMI segment, and the manufacturing and services vertical within our HMS segment. Net revenues from IT services were $546.3 million in 2019, up $48.3 million, or 9.7%, from $498.0 million in 2018.

Net revenues from BPO services as a percentage of total net revenues increased to 84.5% in 2019 from 83.4% in 2018, with a corresponding decline in the percentage of total net revenues attributable to IT services.

Revenues by reportable business segment were as follows:

	Year ended December 31,		Percentage Change Increase/ (decrease)
	2018	2019	2019 vs 2018
	(dollars in millions)
BCMI	1,079.7	1,078.8	(0.1)%
CGRLH	903.2	1,107.5	22.6
HMS	1,005.1	1,348.6	34.2
Others	12.8	(14.5)	-
Total net revenues	3,000.8	3,520.5	17.3%

Net revenues from our BCMI segment were flat from 2018 to 2019. The increase in revenue in our BCMI segment in 2019 due to large deals signed in 2018 was offset by client attrition within the segment. Net revenues in our CGRLH and HMS segments increased by 22.6% and 34.2%, respectively, in 2019 compared to 2018, primarily driven by an increase in transformation services, in particular associated with large deals won in the fourth quarter of 2018.

Cost of revenue and gross margin.    The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Year ended December 31,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$1,322.7	$1,687.9	44.1%	47.9%
Operational expenses	543.0	521.0	18.1	14.8
Depreciation and amortization	56.1	85.8	1.9	2.4
Cost of revenue	$1,921.8	$2,294.7	64.0%	65.2%
Gross margin	36.0%	34.8%

Cost of revenue was $2,294.7 million in 2019, up $372.9 million, or 19.4%, from $1,921.8 million in 2018. Increases in our operational headcount, including in the number of onshore personnel, in particular for large new deals, transformation services delivery and additional headcount from large deals, wage inflation, higher stock-based compensation expense and a non-recurring impairment charge related to a wealth management platform that we no longer plan to leverage beyond its current scope contributed to the increase in cost of revenue, offset by improved utilization of transformation services resources in 2019 compared to 2018.

Our gross margin decreased from 36.0% in 2018 to 34.8% in 2019, driven primarily by lower initial gross margins associated with new large deals, higher stock-based compensation expense and a non-recurring impairment charge related to a wealth management platform that we no longer plan to leverage beyond its current scope, partially offset by improved utilization of transformation services resources and improved operating leverage.

Personnel expenses.    Personnel expenses as a percentage of total net revenues increased from 44.1% in 2018 to 47.9% in 2019. Personnel expenses were $1,687.9 million in 2019, up $365.2 million, or 27.6%, from $1,322.7 million in 2018. This increase is primarily due to a net increase in our stock-based compensation expense from $13 million in 2018 to $24 million in 2019, an approximately 9,800-person, or 14.4%, net increase in our operational headcount, including an increase in the number of onshore personnel, particularly related to large new deals and transformation services delivery, and the impact of wage inflation in 2019 compared to 2018.

Operational expenses.    Operational expenses as a percentage of total net revenues decreased from 18.1% in 2018 to 14.8% in 2019, largely due to improved operational efficiencies.

Depreciation and amortization expenses.    Depreciation and amortization expenses as a percentage of total net revenues were 2.4% in 2019, compared to 1.9% in 2018. Depreciation and amortization expenses as a component of cost of revenue were $85.8 million in 2019, up $29.7 million, or 53.0%, from $56.1 million in 2018. This increase was primarily due to the expansion of certain existing facilities and the purchase and deployment of new assets in 2019, including technology-related intangible assets, and additional finance leases recognized upon adoption of the new lease standard in 2019.

Selling, general and administrative expenses.    The following table sets forth the components of our selling, general and administrative, or SG&A, expenses:

	Year ended December 31,		As a Percentage of Total Net Revenues
	2018	2019	2018	2019
	(dollars in millions)
Personnel expenses	$518.9	$592.8	17.3%	16.8%
Operational expenses	166.4	192.1	5.5	5.5
Depreciation and amortization	8.5	10.0	0.3	0.3
Selling, general and administrative expenses	$693.9	$794.9	23.1%	22.6%

SG&A expenses as a percentage of total net revenues decreased from 23.1% in 2018 to 22.6% in 2019 primarily due to operating leverage driven by revenue growth. SG&A expenses were $794.9 million, up $101.0 million, or 14.6%, from 2018. This increase in expense was primarily due to wage inflation, a net increase in our support personnel headcount and higher stock-based compensation, marketing expenses and infrastructure costs.

Personnel expenses.    Personnel expenses as a percentage of total net revenues decreased from 17.3% in 2018 to 16.8% in 2019. This decrease was primarily due to operating leverage and savings from functional efficiency initiatives.

Operational expenses.   Operational expenses as a component of SG&A expenses were $192.1 million in 2019, up $25.7 million, or 15.4%, from $166.4 million in 2018. Operational expenses as a percentage of total net revenues were 5.5% in both 2019 and 2018.

Depreciation and amortization.    Depreciation and amortization expenses as a percentage of total net revenues were 0.3% in both 2019 and 2018. Depreciation and amortization expenses as a component of SG&A expenses were $10.0 million in 2019, up $1.5 million, or 17.6%, from $8.5 million in 2018.

Amortization of acquired intangibles.    Non-cash expenditures on account of amortization of acquired intangibles were $32.6 million in 2019, down $6.2 million, or 16.1%, from $38.9 million in 2018. This decrease is primarily due to a reduction in amortization as a result of the expiration of the lives of intangibles acquired in prior periods, partially offset by amortization of intangibles acquired during 2018 and 2019.

Other operating (income) expense, net.    Other operating income, net of expenses, was $31.0 million in 2019, up $29.2 million from $1.8 million in 2018. We recorded a gain of $31.4 million upon the transfer of land in 2019 to a real estate developer in exchange for an interest in commercial property being developed on the land. We also recorded a gain of $3.4 million in connection with an advance related to a parcel of land in India in 2019 that had been previously written off. No such gains were recorded in 2018. We recorded a gain of $5.7 million in 2018 due to changes in the fair value of earn-out consideration payable in connection with certain acquisitions and no such gain was recorded in 2019. Additionally, we recorded a $3.5 million charge in 2019 compared to a $4.3 million charge in 2018 relating to certain computer software and technology-related intangible assets, which charge we discuss in Note 10—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Income from operations.    As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 11.6% in 2018 to 12.2% in 2019. Income from operations was $429.4 million in 2019, up 23.3%, or $81.2 million, from $348.2 million in 2018.

Foreign exchange gains (losses), net.    We recorded a net foreign exchange gain of $7.7 million in 2019, compared to a $15.2 million gain in 2018. The gains in 2019 and 2018 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.    The following table sets forth the components of interest income (expense), net:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Interest income	$11.4	$7.3	(35.7)%
Interest expense	(48.5)	(50.8)	4.7
Interest income (expense), net	$(37.1)	$(43.5)	17.1%
Interest income (expense), net as a percentage of total net revenues	(1.2)%	(1.2)%

Our net interest expense was $43.5 million in 2019, up $6.4 million from $37.1 million in 2018, primarily due to a $2.3 million increase in interest expense and a $4.1 million decrease in interest income. The increase in interest expense is primarily due to (i) higher interest expense recognized under finance leases (including those recognized under the new accounting pronouncement on leases adopted in 2019), (ii) additional interest expense on the $400 million aggregate principal amount of our 3.375% senior notes due December 1, 2024, which we issued in an underwritten public offering in November 2019, and (iii) higher drawdown on our revolving credit facility in 2019 compared to 2018. This increase was partially offset by (i) higher gains on interest rate swaps in 2019 compared to 2018, which was largely offset by higher interest expense on our LIBOR-linked term loan due to an increase in the average LIBOR rate during the year, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below, and (ii) lower interest on earn-out consideration recognized in 2019 compared to 2018. Our interest income decreased by $4.1 million in 2019 compared to 2018, primarily due to higher account balances in India in 2018 compared to 2019. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 3.2% in 2018 to 3.3% in 2019.

Other income (expense), net. The following table sets forth the components of other income (expense), net:

			Percentage Change
	Year ended December 31,		Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Government incentives	$36.1	$4.0	(89.0)%
Other income/(expense)	(0.3)	1.8	(635.5)
Other income (expense), net	$35.8	$5.8	(83.8)%
Other income (expense), net as a percentage of total net revenues	1.2%	0.2%

Our net other income was $5.8 million in 2019, down $30.0 million from $35.8 million in 2018. This decrease is primarily due to a reduction in the amount received under an Indian export subsidy from $36.1 million in 2018 to $4.0 million in 2019. This subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and was available for eligible export services until March 31, 2019.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of net revenues decreased from 9.4% in 2018 to 8.7% in 2019. Net income attributable to our common shareholders increased by $22.9 million from $282.0 million in 2018 to $304.9 million in 2019.

Adjusted income from operations. Adjusted income from operations, or AOI, increased by $85.5 million from $473.3 million in 2018 to $558.8 million in 2019.  This increase in AOI was primarily due to higher revenues and operating leverage, in part from G&A savings initiatives.

AOI is a non-GAAP measure and is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP financial measures used by other companies. We believe that presenting AOI together with our reported results can provide useful supplemental information to our investors and management regarding financial and business trends relating to our financial condition and results of operations.  A limitation of using AOI versus net income attributable to Genpact Limited shareholders calculated in accordance with GAAP is that AOI excludes certain recurring costs and certain other charges, namely stock-based compensation and amortization of acquired intangibles.  We compensate for this limitation by providing specific information on the GAAP amounts excluded from AOI.

We calculate AOI as net income attributable to Genpact Limited shareholders, excluding (i) stock-based compensation, (ii) amortization of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) interest (income) expense, and (vi) income tax expense as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations.

The following table shows the reconciliation of AOI to the most directly comparable GAAP measure for the years ended December 31, 2018 and 2019:

	Year ended December 31,
	2018	2019
	(dollars in millions)
Net income attributable to Genpact Limited shareholders	$282.0	$304.9
Less: Foreign exchange (gains) losses, net	(15.2)	(7.7)
Add: Interest (income) expense, net	37.1	43.4
Add: Income tax expense	80.8	94.5
Add: Stock-based compensation	49.0	83.9
Add: Amortization of acquired intangible assets	37.3	31.5
Add: Acquisition-related expenses	2.3	8.3
Adjusted income from operations	$473.3	$558.8

The following table sets forth our AOI by reportable business segment for the years ended December 31, 2018 and 2019:

	Year ended December 31,
	2018	2019
	(dollars in millions)
BCMI	148.7	116.0
CGRLH	116.7	161.5
HMS	177.2	238.1
Others	30.7	43.2

AOI of our BCMI segment decreased to $116.0 million in 2019 from $148.7 million in 2018, primarily driven by flat revenues, losses in our wealth management business and lower insurance claims services revenue due to significantly reduced weather-related claims in 2019 compared to 2018. AOI of our CGRLH segment increased to $161.5 million in 2019 from $116.7 million in 2018, primarily due to revenue growth in the segment and more efficient utilization of resources. AOI of our HMS segment increased to $238.1 million in 2019 from $177.2 million in 2018, primarily due to increased leverage driven by revenue growth in the segment, offset by lower margins on large deals signed in the fourth quarter of 2018 and in 2019. AOI for “Others” in the table above primarily represents government incentives and the impact of foreign exchange fluctuations for both 2018 and 2019 and a gain upon the exchange of certain non-monetary assets (namely land) in 2019, none of which are allocated to any individual segment for management’s internal reporting purposes.  See Note 26—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Income tax expense.    Our income tax expense increased from $80.8 million in 2018 to $94.5 million in 2019, due to higher income before taxes and an increase in our effective tax rate, or ETR. Our ETR was 23.7% in 2019, up from 22.3% in 2018. The increase in our ETR is primarily due to the expiration of special economic zone benefits, changes in the jurisdictional mix of our income and the impact of tax law changes, offset by tax benefits recorded on employment-related tax deductions in India.

Net income attributable to cc acquired in the first quarter of 2016. We purchased the remainder of the outstanding equity interest in SSE in 2018

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

The tables in Note 31—“Quarterly financial data (unaudited)” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” present unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information set forth therein contains all adjustments necessary to fairly present such information. The comparison of our results for the first quarter of 2019 with the fourth quarter of 2018 reflects the seasonal trends described above. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

Statement of financial position

Key changes in our financial position during 2019

Following are the significant changes in our financial position as of December 31, 2019 compared to December 31, 2018:

•	Short-term borrowings decreased by $225.0 million

Our short-term borrowings decreased due to the use of the proceeds from our 3.375% senior notes issued in 2019 to repay short-term borrowings. See Note 15—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.

•	Prepaid expenses, other current assets, contract cost assets and other assets increased by $65.1 million

The increase in other assets, contract cost assets and prepaid expenses is primarily due to the capitalization of certain sales incentives and fulfillment costs under contract cost assets. See Note 2—“Summary of significant accounting policies” and Note 27—“Net revenues—Contract balances” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information. The balance of the increase is primarily due to the recognition of right-of-use assets under finance leases upon our adoption of the new lease standard, ASC 842, effective January 1, 2019, advance income and non-income taxes and deposits, partially offset by lower contract assets along with the impact of mark-to-market gains on derivative financial instruments and fluctuations in foreign exchange, primarily the depreciation of the Indian rupee against the U.S. dollar.

•	Net accounts receivable increased by $140.1 million

The increase in our accounts receivable is primarily due to increased revenues in 2019 and an increase in days sales outstanding.

•	Goodwill and intangible assets increased by $234.4 million

Goodwill increased by $180.6 million, primarily due to goodwill arising out of acquisitions completed in 2019. Our intangible assets increased by $53.8 million due to such acquisitions, partially offset by amortization expenses. See Note 10—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

•	Operating lease right-of-use assets increased by 330.9 million

This increase is due to the recognition of right-of-use assets upon our adoption of new lease standard, ASC 842, effective January 1, 2019.

•	Operating lease liability increased by 359.8 million

This increase is due to the recognition of an operating lease liability upon our adoption of the new lease standard, ASC 842, effective January 1, 2019.

•	Accounts payable, accrued expenses, other current liabilities and other liabilities increased by $135.6 million

This increase is due to the recognition of a finance lease liability upon our adoption of the new lease standard, ASC 842, effective January 1,2019, contract liabilities, earn-out consideration and accrued employee costs, partially offset by a decrease in accounts payable, accrued expenses and lower mark-to-market losses on derivative financial instruments along with the impact of fluctuations in foreign exchange, primarily the depreciation of the Indian rupee against the U.S. dollar.

•	Long-term debt increased by $364.2 million

The increase in long-term debt is due to the issuance in 2019 of $397.7 million aggregate principal amount (net of debt issuance cost) of our 3.375% senior notes in a registered offering. For additional information, see Note 14—“Long-term debt” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.” We also made principal repayments totaling $34.0 million on our long-term debt in 2019.

•	Net deferred tax assets increased by $19.2 million

Our net deferred tax assets increased by $19.2 million. See Note 25—“Income taxes” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2018 and 2019 is presented below:

	As of December 31,	As of December 31,	Percentage Change Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Cash and cash equivalents	$368.4	$467.1	26.8%
Short-term borrowings	295.0	70.0	(76.3)
Long-term debt due within one year	33.5	33.5	-
Long-term debt other than the current portion	975.6	1,339.8	37.3
Genpact Limited total shareholders’ equity	$1,404.2	$1,689.2	20.3%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

As of December 31, 2019, $464.9 million of our $467.1 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $25.5 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $15.6 million of retained earnings. $439.4 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

In February 2018, our board of directors approved a 25% increase in our quarterly cash dividend from a $0.06 per share quarterly dividend in 2017 to $0.075 per common share, representing an annual dividend of $0.30 per common share, up from $0.24 per common share in 2017. On each of March 21, 2018, June 20, 2018, September 19, 2018 and December 19, 2018, we paid dividends of $0.075 per share, amounting to $14.4 million, $14.2 million, $14.3 million and $14.2 million in the aggregate, to shareholders of record as of March 9, 2018, June 8, 2018, September 10, 2018 and December 10, 2018, respectively.

In February 2019, our board of directors approved an approximately 13% increase in our quarterly cash dividend from a $0.075 per share quarterly dividend in 2018 to $0.085 per common share, representing an annual dividend of $0.34 per common share, up from $0.30 per share in 2018. On each of March 20, 2019, June 21, 2019, September 20, 2019 and December 18, 2019, the Company paid dividends of $0.085 per share, amounting to $16.1 million, $16.2 million, $16.2 million and $16.2 million in the aggregate, to shareholders of record as of March 8, 2019, June 12, 2019, September 11, 2019 and December 9, 2019, respectively.

In February 2020, our board of directors approved an approximately 15% increase in our quarterly cash dividend from a $0.085 per share quarterly dividend in 2018 to $0.0975 per common share, representing a planned annual dividend of $0.39 per common share for 2020, up from $0.34 per common share in 2019. Any future dividends will be at the discretion of our board of directors and subject to Bermuda and other applicable laws.

The total authorization under our existing share repurchase program is $1,250.0 million, of which    $274.0 million remained available as of December 31, 2019. Since our share repurchase program was initially authorized in 2015, we have repurchased 37,397,222 of our common shares at an average price of $26.10 per share, for an aggregate purchase price of approximately $976.0 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.

During the years ended December 31, 2019 and December 31, 2018, we repurchased 766,154 and 4,921,192 of our common shares, respectively, on the open market at a weighted average price of $39.16 and $31.30 per share, respectively, for an aggregate purchase price of $30 million and $154 million, respectively. Additionally, in the first quarter of 2018, we received a final delivery of 163,975 common shares upon the final settlement under our 2017 accelerated share repurchase program. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended, December 31,		Percentage Change Increase/(Decrease)
	2018	2019	2019 vs. 2018
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$339.5	$427.9	26.0	%
Investing activities	(276.1)	(357.1)	29.3
Financing activities	(135.2)	39.6	(129.3)
Net increase (decrease) in cash and cash equivalents	$(71.7)	$110.4	(254.3)%

Cash flows from operating activities.    Net cash provided by operating activities was $427.9 million in 2019, compared to $339.5 million in 2018. This increase is primarily due to (i) a $23.6 million increase in net income in 2019 compared to 2018, (ii) a $68.1 million decrease in our working capital mainly driven by the collection of an export subsidy relating to previous years, increase in employee-related accruals, statutory liabilities and tax accruals, partially offset by an increase in accounts receivable, and higher payments for pension and security deposits in 2019 as compared to 2018, and (iii) a $3.3 million decrease in non-cash expenses, mainly due to gain on exchange of non-monetary asset, unrealized gain on revaluation of foreign currency assets and liabilities and deferred tax benefits partially offset by higher stock-based compensation and depreciation and amortization expense.

Cash flows from investing activities.   Our net cash used for investing activities was $357.1 million in 2019, up $81.0 million from $276.1 million in 2018. We made payments of $252.3 million in the aggregate related to acquisitions in 2019 compared to payments of $111.6 million in 2018. Payments for acquired/internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were $52.7 million lower in 2019 than in 2018. This decrease is on account of an advance paid in 2018 to acquire certain software platforms to be used for client service delivery.

Cash flows from financing activities.  Our net cash generated by financing activities was $39.6 million in 2019, compared to net cash used for financing activities of $135.2 million in 2018. In 2019, we issued $400.0 million aggregate principal amount of 3.375% senior notes in an underwritten public offering. In 2019, our short-term borrowings and long-term debt increased by $141.0 million, primarily as a result of the issuance of our 3.375% senior notes. In 2018, our short-term borrowings and long-term debt increased by $88.0 million. For additional information, see Notes 14—“Long-term debt” and 15—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

We received proceeds from long-term debt (net of debt-issuance cost) of $397.7 million in 2019 compared to $124.9 million in 2018. We repaid $34.0 million and $166.2 million of our long-term debt in 2019 and 2018, respectively. We received proceeds from short-term borrowings of $400 million and $250 million in 2019 and 2018, respectively. Of the short-term borrowings, we also repaid $625.0 million and $125.0 million in 2019 and 2018, respectively.

Proceeds in connection with the issuance of common shares under stock-based compensation plans (net of payments) were $15.8 million in 2019 compared to payments (net of proceeds) of $1.9 million in 2018. Payments related to earn-out or deferred consideration were $9.4 million higher in 2019 than in 2018. In 2019, we paid cash dividends in an aggregate amount of $64.7 million compared to $57.1 million in 2018. Payments for share repurchases (including related expenses) were $30.0 million in 2019 compared to $154.2 million in 2018.

Financing Arrangements (Credit Facility)

In August 2018, we amended our 2015 credit facility, which was comprised of a term loan of $800.0 million and a revolving credit facility of $350.0 million. The amended facility is comprised of a $680.0 million term loan, which represents the outstanding balance under the 2015 facility as of the date of amendment, and a $500.0 million revolving credit facility. The amended facility expires on August 8, 2023. The amendment did not result in a substantial modification of $550.8 million of the outstanding term loan under the 2015 facility. Further, as a result of the amendment, we extinguished $129.2 million of the outstanding term loan under the 2015 facility and obtained additional funding of $129.2 million from a different lender, resulting in no change to the outstanding principal of the term loan under the amended facility. In connection with the amendment, we expensed $2.0 million, representing partial acceleration of the amortization of the existing unamortized debt issuance costs and an additional fee paid to our lenders related to the term loan.

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

Borrowings under the amended facility bear interest at a rate equal to, at our election, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 facility, in each case subject to adjustment based on our credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on our election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2019, the Company was in compliance with the financial covenants. As of December 31, 2018 and December 31, 2019, our outstanding term loan, net of debt amortization expense of $2.2 million and $1.6 million, respectively, was $660.8 million and $627.4 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans.

As of December 31, 2018 and December 31, 2019, the limit available under such facilities was $14.3 million, of which $7.4 million and $7.5 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2018 and December 31, 2019, a total of $297.1 million and $72.1 million, respectively, of our revolving credit facility was utilized, of which $295 million and $70 million, respectively, constituted funded drawdown and $2.1 million constituted non-funded drawdown as of both dates.

We have entered into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2019, we were party to interest rate swaps covering a total notional amount of $477.6 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 2.65%.

In November 2019, we issued $400.0 million aggregate principal amount of 3.375% senior notes in an underwritten public offering, resulting in cash proceeds of approximately $398.3 million after an underwriting fee of approximately $1.6 million, reflecting a $0.1 million discount. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes in a private offering, resulting in cash proceeds of approximately $348.5 million after an underwriting fee of approximately $1.5 million. In connection with these note offerings, there were other debt issuance related costs of $1.24 million related to the 2019 offering and $1.16 million related to the 2017 offering. Total debt issuance costs of $2.6 million and $2.9 million incurred in connection with the 2019 and 2017 notes offerings, respectively, are being amortized over the lives of the notes as additional interest expense. As of December 31, 2018 and December 31, 2019, the amount outstanding under the 3.70% senior notes, net of debt amortization expense of $1.7 million and $1.2 million, respectively, was $348.3 million and $348.8 million, respectively, which is payable on April 1, 2022. As of December 31, 2019, the amount outstanding under the 3.375% senior notes issued in November 2019, net of debt amortization expense of $2.9 million, was $397.1 million. We will pay interest on the 2017 notes semi-annually in arrears on April 1 and October 1 of each year and on the 2019 notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity dates of April 1, 2022 and December 1, 2024, respectively.

In connection with the 3.70% senior notes issued in 2017, we entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which we agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended. At our option, we may redeem the 3.70% and 3.375% senior notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, or (ii) if the redemption occurs prior to, in the case of the 3.70% notes, March 1, 2022, and in the case of the 3.375% notes, November 1, 2024, a specified “make-whole” premium. The 3.70% notes and the 3.375% notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets, and during the year ended December 31, 2019, the Company and its applicable subsidiaries were in compliance with the covenants. For additional information, see Notes 14 and 15—“Long-term debt” and “Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Goodwill Impairment Testing

Goodwill of a reporting unit is tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASU 2011-08, the Company has an option to perform an assessment of qualitative factors, including but not limited to macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows, to determine whether events or circumstances exist which lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Based on our assessment of such qualitative factors, in accordance with ASU 2011-08, we concluded that as of December 31, 2019 and December 31, 2018, the fair values of all of our reporting units are likely to be higher than their respective carrying values.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term indebtedness	$1,539.3	80.1	498.3	960.9	—
— Principal payments	1,373.3	33.5	415.9	923.9	—
— Interest payments*	166.0	46.6	82.4	37.0	—
Short-term borrowings	72.2	72.2	—	—	—
— Principal payments	70.0	70.0	—	—	—
— Interest payments**	2.2	2.2	—	—	—
Finance leases	36.2	12.0	14.8	7.9	1.5
— Principal payments	30.5	9.7	12.7	6.8	1.3
— Interest payments	5.7	2.3	2.1	1.1	0.2
Operating leases	456.9	79.9	138.3	103.6	135.1
— Principal payments	359.8	57.7	110.8	83.0	108.3
— Interest payments	97.1	22.2	27.5	20.6	26.8
Purchase obligations	33.0	24.8	8.2	—	—
Capital commitments net of advances	5.4	5.4	—	—	—
Earn-out consideration	24.3	7.4	16.9	—	—
— Reporting date fair value	22.2	6.4	15.8	—	—
— Interest	2.1	1.0	1.1	—	—
Other liabilities	64.3	27.4	35.9	1.0	—
Total contractual obligations	$2,231.6	309.2	712.4	1,073.4	136.6

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of December 31, 2019, which excludes the impact of interest rate swaps. Interest payments on long-term debt also include interest on our senior notes due in 2022 and 2024 at a rate of 3.70% per annum and 3.375% per annum, respectively, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of December 31, 2019 and our expectation for the repayment of such debt.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Summary of significant accounting policies—Recently issued accounting pronouncements” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K.

For a description of recently issued accounting pronouncements, see Note 2—“Summary of significant accounting policies—Recently issued accounting pronouncements” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign currency risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (approximately 77% in fiscal 2019) is received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pounds sterling, Australian dollars, Chinese renminbi, and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2019, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2019 by approximately $4 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 5.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2019 by approximately $40 million. Conversely, a 5.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2019 by approximately $45 million.

We have sought to reduce the effect of any Indian rupee-U.S. dollar, Philippine Peso-U.S. dollar, Chinese renminbi-Japanese yen, euro-Romanian leu, Mexican peso-U.S. dollar, Hungarian forint-U.S. dollar and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows and accounts receivable. These instruments typically have maturities of zero to sixty months. We use these instruments as economic hedges and not for speculative purposes, and most of them qualify for hedge accounting under the FASB guidance on derivatives and hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China and India limit the duration and amount of such arrangements. We may not be able to purchase contracts adequate to insulate us from Indian rupee-U.S. dollar and Chinese renminbi-Japanese yen foreign exchange currency risks. In addition, any such contracts may not perform adequately as hedging mechanisms. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign exchange gains (losses), net.”

Interest rate risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2019, we had $1,443.3 million of indebtedness, comprised of (a) $627.4 million of indebtedness under our credit facility, comprised of a long-term loan of $629 million, net of $1.6 million in unamortized debt issuance expenses, and a revolving loan of $70 million, (b) $348.8 million in indebtedness under our 3.70% senior notes issued in March 2017, net of $1.6 million in unamortized bond issuance expenses and (c) $397.1 million in indebtedness under our 3.375% senior notes issued in November 2019, net of $2.9 million in unamortized bond issuance expenses. Interest on indebtedness under our credit facility is variable based on LIBOR, and we are subject to market risk from changes in interest rates. Borrowings under our term loan bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 0.0% plus an applicable margin. Based on our indebtedness as of December 31, 2019, a 1% change in interest rates, including the impact on the cost of our interest rate swaps, would have had an approximately $5.0 million impact on our net interest expense in fiscal 2019. Additionally, the interest rates on our 3.70% senior notes and our 3.375% senior notes are subject to adjustment based on the ratings assigned by Moody’s and S&P to the notes from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the notes. For fiscal 2019, such an increase would have had an impact of up to $8.0 million on our net interest expense.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2019, we were party to interest rate swaps covering a total notional amount of $477.6 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.88% and 2.65%.

Credit risk

As of December 31, 2019, we had accounts receivable, including long-term accounts receivable, net of provisions for doubtful receivables, of $922.1 million. $155.9 million of this amount was owed by GE, and the balance, or $766.2 million, was owed by Global Clients. No single Global Client owed more than 10% of our accounts receivable balance as of December 31, 2019.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are listed in Part IV, Item 15—“Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are the Company’s controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

During 2019, we acquired riskCanvas Holdings, LLC and Rightpoint Consulting, LLC and certain affiliated entities, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 riskCanvas Holdings, LLC and Rightpoint Consulting, LLC and certain affiliated entities’ internal control over financial reporting associated with total assets of $300.3 million (of which $260.1 million represent goodwill and intangible assets included within the scope of the assessment) and total revenues of $16.3 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019.

KPMG, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-5.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information about our executive officers is contained in the section titled “Information about our executive officers” in Part I of this Annual Report on Form 10-K. The other information required by this Item will be included in our Proxy Statement for the 2020 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” and “Delinquent Section 16(a) Reports,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this report.

Item 11.     Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2020 Annual General Meeting of Shareholders under the caption “Information about Executive and Director Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2020 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2020 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2020 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-7 through F-80 hereof.

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

4.4

Second Supplemental Indenture, dated as of November 18, 2019, by and among the Registrant, Genpact Luxembourg S.à r.l. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 18, 2019).

4.5	Form of 3.700% Senior Note due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

Exhibit Number	Description

4.6	Form of 3.375% Senior Note due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 18, 2019).

4.7*	Description of Registrant’s Securities.

10.1†

Form of Indemnity Agreement for directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on February 26, 2020).

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

10.5†

Form of Share Option Agreement under the Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

10.6†

Form of Restricted Share Unit Issuance Agreement under the Genpact Limited 2007 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

10.7†

Genpact Limited 2017 Omnibus Incentive Compensation Plan (as amended and restated as of April 5, 2019) (incorporated by reference to Exhibit 1 to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-33626) filed with the SEC on April 10, 2019).

10.8†

Form of Share Option Agreement under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

10.9†

Form of Restricted Share Unit Issuance Agreement under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

10.10†

Form of Performance Share Award Agreement under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

Exhibit Number	Description

10.11†	Genpact LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 6, 2018).

10.12†

Employment Agreement by and between the Registrant and N.V. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 17, 2011).

10.13†

Employment Agreement by and between Genpact LLC and Patrick Cogny, dated August 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on August 10, 2011).

10.14†

Employment Agreement by and between the Registrant and Edward Fitzpatrick, dated June 26, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 2, 2014).

10.15

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

10.16†

Amendment No. 1 to Employment Agreement by and among Genpact International, Inc., Genpact LLC and Patrick Cogny, dated as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on December 18, 2015).

10.17+

Master Services Agreement, dated as of December 22, 2016, by and between Genpact International, Inc. and General Electric International, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2017).

10.18

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

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG.

24.1*	Powers of Attorney (included on the signature pages of this report).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10-K.
+	Confidential treatment has been granted for portions of this exhibit. Confidential materials have been omitted and filed separately with the Securities and Exchange Commission.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

Item 16.    Form 10-K Summary

None.

GENPACT LIMITED AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Genpact Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (Genpact Limited or the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 02, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2(g) to the consolidated financial statements, the Company has changed its method of accounting for Leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of realizability of deferred tax assets

As discussed in Note 25 to the consolidated financial statements as of December 31, 2019, the Company has recorded gross deferred tax assets of $208,912 thousand and corresponding valuation allowance of $62,628 thousand. The Company records a valuation allowance for the portion of the deferred tax assets that are not expected to be realized. Changes in assumptions regarding estimates of future taxable income during the carryforward period primarily for utilization of net operating losses under applicable law could have a significant impact on the realizability of deferred tax assets, and the amount of valuation allowance.

We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. Subjective and complex auditor judgment was required in assessing the Company’s forecasted taxable income, including complexity in the application of the relevant tax regulations. In addition, a high degree of auditor judgment was required in assessing the feasibility and viability of the Company’s tax-planning strategies.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s deferred tax asset valuation allowance process, including controls related to the development of assumptions and application of the relevant tax regulations in determining the forecasted taxable income. To assess the Company’s ability to forecast, we compared the Company’s previous forecasts to actual results. We also involved federal and international income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations and evaluating the feasibility and viability of the Company’s tax-planning strategies.

Assessment of gross unrecognized tax benefits pertaining to operations in India

As discussed in Note 25 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits, excluding associated interest and penalties, of $31,029 thousand as of December 31, 2019, of which $18,500 thousand pertains to tax matters relating to operations in India.

We identified the assessment of the Company’s gross unrecognized tax benefits pertaining to operations in India as a critical audit matter. The Company operates in multiple jurisdictions across the world with a significant portion of the operations being in India. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law in respect of matters relating to operations in India, and its estimate of the ultimate resolution of the related tax positions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s unrecognized tax benefit process, including controls related to the interpretation of tax law and its application in the liability estimation process. We involved tax professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s interpretation of tax law and its potential impact on the unrecognized tax benefits;

•inspecting correspondence, assessments, and settlement documents with applicable taxing authorities;

•assessing the expiration of statutes of limitations; and

•performing an assessment of the Company’s tax positions and comparing the results to the Company’s assessment.

In addition, we evaluated the Company’s ability to accurately estimate its gross unrecognized tax benefits by comparing historical gross unrecognized tax benefits to actual results upon conclusion of tax examinations or expiration of the statute of limitations.

/s/KPMG

We have served as the Company’s auditor since 2004.

Gurugram, Haryana, India
March 02, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Genpact Limited:

Opinion on Internal Control Over Financial Reporting

We have audited Genpact Limited and subsidiaries (Genpact Limited or the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 02, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Rightpoint Consulting LLC and certain affiliated entities and riskCanvas Holdings, LLC during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Rightpoint Consulting LLC and certain affiliated entities and riskCanvas Holdings, LLC’s internal control over financial reporting associated with total assets of $300,275 thousand (of which $260,094 thousand represent goodwill and intangible assets within the scope of the assessment) and total revenues of $16,251 thousand included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Rightpoint Consulting LLC and certain affiliated entities and riskCanvas Holdings, LLC.

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

/s/KPMG

Gurugram, Haryana, India

March 02, 2020

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2018	As of December 31, 2019
Assets
Current assets
Cash and cash equivalents	4	$368,396	$467,096
Accounts receivable, net	5	774,184	914,255
Prepaid expenses and other current assets	8	212,477	170,325
Total current assets		$1,355,057	$1,551,676

Property, plant and equipment, net	9	212,715	254,035
Operating lease right-of-use assets		—	330,854
Deferred tax assets	25	74,566	89,715
Investment in equity affiliates	28	836	—
Intangible assets, net	10	177,087	230,861
Goodwill	10	1,393,832	1,574,466
Contract cost assets	27	160,193	205,498
Other assets	11	155,159	217,079
Total assets		$3,529,445	$4,454,184

Liabilities and equity
Current liabilities
Short-term borrowings	15	$295,000	$70,000
Current portion of long-term debt	14	33,483	33,509
Accounts payable		42,584	21,981
Income taxes payable	25	33,895	43,186
Accrued expenses and other current liabilities	13	571,350	683,871
Operating leases liability		—	57,664
Total current liabilities		$976,312	$910,211

Long-term debt, less current portion	14	975,645	1,339,796
Operating leases liability		—	302,100
Deferred tax liabilities	25	8,080	3,990
Other liabilities	16	165,226	208,916
Total liabilities		$2,125,263	$2,765,013

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 189,346,101 and 190,118,181 issued and outstanding as of December 31, 2018 and December 31, 2019, respectively		1,888	1,896
Additional paid-in capital		1,471,301	1,570,575
Retained earnings		438,453	648,656
Accumulated other comprehensive income (loss)		(507,460)	(531,956)
Total equity		$1,404,182	$1,689,171
Commitments and contingencies	30
Total liabilities and equity		$3,529,445	$4,454,184

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2017 (1)	2018	2019
Net revenues	26, 28	$2,736,929	$3,000,790	$3,520,543
Cost of revenue	21, 28	1,681,438	1,921,768	2,294,688
Gross profit		$1,055,491	$1,079,022	$1,225,855
Operating expenses:
Selling, general and administrative expenses	22, 28	689,461	693,865	794,901
Amortization of acquired intangible assets	10	36,412	38,850	32,612
Other operating (income) expense, net	23	(1,661)	(1,845)	(31,034)
Income from operations		$331,279	$348,152	$429,376
Foreign exchange gains (losses), net		1,996	15,239	7,729
Interest income (expense), net	24	(31,735)	(37,119)	(43,458)
Other income (expense), net	29	23,586	35,761	5,786
Income before equity-method investment activity, net and income tax expense		$325,126	$362,033	$399,433
Equity-method investment activity, net		(4,543)	(12)	(16)
Income before income tax expense		$320,583	$362,021	$399,417
Income tax expense	25	59,742	80,763	94,536
Net income		$260,841	$281,258	$304,881
Net loss attributable to redeemable non-controlling interest		2,270	761	—
Net income attributable to Genpact Limited shareholders		$263,111	$282,019	$304,881
Net income available to Genpact Limited common shareholders		$263,111	$282,019	$304,881
Earnings per common share attributable to Genpact Limited common shareholders	20
Basic		$1.36	$1.48	$1.60
Diluted		$1.34	$1.45	$1.56
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders	20
Basic		193,864,755	190,674,740	190,074,475
Diluted		197,049,552	193,980,038	195,160,855

(1)Cost of revenue, selling, general and administrative expenses, other income (expense) and income from operations for the year ended December 31, 2017 have been restated due to the adoption of ASU No. 2017-07 with effect from January 1, 2018. The impact of such restatement is not material to the Company’s consolidated results of operations, cash flows, financial position and disclosures.

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2017		2018		2019
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders

Net income (loss)	$263,111	$(2,270)	$282,019	$(761)	$304,881
Other comprehensive income:
Currency translation adjustments	93,871	(341)	(109,656)	(424)	(20,297)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	12,611	—	(46,293)	—	2,343
Retirement benefits, net of taxes	(3,787)	—	1,454	—	(6,542)
Other comprehensive income (loss)	102,695	(341)	(154,495)	(424)	(24,496)
Comprehensive income (loss)	$365,806	$(2,611)	$127,524	$(1,185)	$280,385

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

For the year ended December 31, 2017

(In thousands, except share count)

	Genpact Limited Shareholders

	Common shares				Accumulated Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2017	198,794,052	$1,984	$1,384,468	$358,121	$(457,925)	$1,286,648	$4,520
Issuance of common shares on exercise of options (Note 18)	743,045	7	10,765	—	—	10,772	—
Issuance of common shares under the employee stock purchase plan (Note 18)	190,435	2	4,754	—	—	4,756	—
Net settlement on vesting of restricted share units (Note 18)	103,220	1	(358)	—	—	(357)	—
Net settlement on vesting of performance units (Note 18)	731,701	7	(9,946)	—	—	(9,939)	—
Stock repurchased and retired (Note 19)	(7,737,246)	(77)	(4,000)	(215,707)	—	(219,784)	—
Expenses related to stock repurchase (Note 19)	—	—	—	(16)	—	(16)	—
Stock-based compensation expense (Note 18)	—	—	35,685	—	—	35,685	—
Change in fair value of redeemable non-controlling interest	—	—	—	(2,841)	—	(2,841)	2,841
Comprehensive income (loss):
Net income (loss)	—	—	—	263,111	—	263,111	(2,270)
Other comprehensive income (loss)	—	—	—	—	102,695	102,695	(341)
Dividend ($0.24 per common share, Note 19)	—	—	—	(46,686)	—	(46,686)	—
Balance as of December 31, 2017	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

For the year ended December 31, 2018

(In thousands, except share count)

	Genpact Limited Shareholders

	Common shares				Accumulated Other		Redeemable
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity	non-controlling interest
Balance as of January 1, 2018, as previously reported	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750
Adoption of ASU 2014-09[1]	—	—	—	17,924	—	17,924	—
Adjusted balance as of January 1, 2018	192,825,207	$1,924	$1,421,368	$373,906	$(355,230)	$1,441,968	$4,750
Adoption of ASU 2018-02 (Note 7, 25)	—	—	—	(2,265)	2,265	—	—
Issuance of common shares on exercise of options (Note 18)	441,076	4	7,254	—	—	7,258	—
Issuance of common shares under the employee stock purchase plan (Note 18)	245,467	2	6,774	—	—	6,776	—
Net settlement on vesting of restricted share units (Note 18)	227,560	2	(2,651)	—	—	(2,649)	—
Net settlement on vesting of performance units (Note 18)	691,958	7	(13,277)	—	—	(13,270)	—
Stock repurchased and retired (Note 19)	(5,085,167)	(51)	4,000	(158,007)	—	(154,058)	—
Expenses related to stock repurchase (Note 19)	—	—	—	(98)	—	(98)	—
Stock-based compensation expense (Note 18)	—	—	48,998	—	—	48,998	—
Payment for purchase of redeemable non-controlling interest	—	—	(1,165)	—	—	(1,165)	(3,565)
Comprehensive income (loss):
Net income (loss)	—	—	—	282,019	—	282,019	(761)
Other comprehensive income (loss)	—	—	—	—	(154,495)	(154,495)	(424)
Dividend ($0.30 per common share, Note 19)	—	—	—	(57,102)	—	(57,102)	—
Balance as of December 31, 2018	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182	$—
1 Pursuant to the Company’s transition to Topic 606, Revenue from contracts with customers, effective January 1, 2018. See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the year ended December 31, 2019

(In thousands, except share count)

	Genpact Limited Shareholders
					Accumulated
	Common shares				Other
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2019	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182
Issuance of common shares on exercise of options (Note 18)	697,531	7	10,683	—	—	10,690
Issuance of common shares under the employee stock purchase plan (Note 18)	264,440	3	8,977	—	—	8,980
Net settlement on vesting of restricted share units (Note 18)	574,112	6	(4,271)	—	—	(4,265)
Net settlement on vesting of performance units (Note 18)	2,151	—	—	—	—	—
Stock repurchased and retired (Note 19)	(766,154)	(8)	—	(29,992)	—	(30,000)
Expenses related to stock repurchase (Note 19)	—	—	—	(15)	—	(15)
Stock-based compensation expense (Note 18)	—	—	83,885	—	—	83,885
Comprehensive income (loss):
Net income (loss)	—	—	—	304,881	—	304,881
Other comprehensive income (loss)	—	—	—	—	(24,496)	(24,496)
Dividend ($0.34 per common share, Note 19)	—	—	—	(64,671)	—	(64,671)
Balance as of December 31, 2019	190,118,181	$1,896	$1,570,575	$648,656	$(531,956)	$1,689,171

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2017	2018	2019
Operating activities
Net income attributable to Genpact Limited shareholders	$263,111	$282,019	$304,881
Net (loss) attributable to redeemable non-controlling interest	(2,270)	(761)	—
Net income	$260,841	$281,258	$304,881
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	58,503	64,868	96,101
Amortization of debt issuance costs (including loss on extinguishment of debt)	1,884	3,975	1,779
Amortization of acquired intangible assets	36,412	38,850	32,612
Write-down of intangible assets and property, plant and equipment	9,311	4,265	3,511
Reserve for doubtful receivables	9,819	1,857	7,443
Unrealized loss (gain) on revaluation of foreign currency asset/liability	(11,830)	3,352	(5,171)
Equity-method investment activity, net	4,543	12	16
Stock-based compensation expense	35,685	48,998	83,885
Deferred tax expense (benefit)	(10,391)	6,054	(16,315)
Loss (gain) on divestiture	5,668	—	—
Gain on exchange of non-monetary asset	(4,100)	—	(31,380)
Others, net	(685)	1,317	(2,229)
Change in operating assets and liabilities:
Increase in accounts receivable	(57,267)	(76,894)	(121,983)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(28,381)	(76,392)	(69,813)
Increase (decrease) in accounts payable	(2,155)	26,401	(21,375)
Increase in accrued expenses, other current liabilities, operating lease liabilities and other liabilities	46,581	5,993	157,580
Increase (decrease) in income taxes payable	4,640	5,597	8,346
Net cash provided by operating activities	$359,078	$339,511	$427,888
Investing activities
Purchase of property, plant and equipment	(57,231)	(84,978)	(74,927)
Payment for internally generated intangible assets (including intangibles under development)	(16,441)	(75,439)	(33,834)
Proceeds from sale of property, plant and equipment	1,738	668	1,750
Investment in equity affiliates	(496)	—	—
Proceeds from sale of equity affiliates	—	—	2,168
Payment for business acquisitions, net of cash acquired	(284,822)	(111,571)	(252,276)
Proceeds from divestiture of business, net of cash divested	(4,738)	—	—
Payment for purchase of redeemable non-controlling interest	—	(4,730)	—
Net cash used for investing activities	$(361,990)	$(276,050)	$(357,119)
Financing activities
Repayment of capital/finance lease obligations	(2,708)	(2,395)	(7,380)
Payment of debt issuance costs	(2,630)	(4,293)	(2,317)
Proceeds from long-term debt	350,000	129,186	400,000
Repayment of long-term debt	(40,000)	(166,186)	(34,000)
Proceeds from short-term borrowings	295,000	250,000	400,000
Repayment of short-term borrowings	(285,000)	(125,000)	(625,000)
Proceeds from issuance of common shares under stock-based compensation plans	15,528	14,034	19,670
Payment for net settlement of stock-based awards	(10,296)	(15,919)	(3,850)
Payment of earn-out/deferred consideration	(6,219)	(3,356)	(12,790)
Dividend paid	(46,686)	(57,102)	(64,671)
Payment for stock repurchased and retired	(219,784)	(154,058)	(30,000)
Payment for expenses related to stock repurchase	(16)	(98)	(15)
Net cash provided by/(used for) financing activities	$47,189	$(135,187)	$39,647
Effect of exchange rate changes	37,568	(64,346)	(11,716)
Net increase (decrease) in cash and cash equivalents	44,277	(71,726)	110,416
Cash and cash equivalents at the beginning of the period	422,623	504,468	368,396
Cash and cash equivalents at the end of the period	$504,468	$368,396	$467,096
Supplementary information
Cash paid during the period for interest (including interest rate swaps)	$27,915	$41,484	$45,084
Cash paid during the period for income taxes (net of refunds)	$66,238	$81,411	$104,217
Property, plant and equipment acquired under capital/finance lease obligations	$2,318	$2,031	$5,008
Non-cash transaction: Gain on exchange of non-monetary asset	(4,100)	—	(31,380)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its customers, guided by its experience over time running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has over 96,500 employees serving customers in key industry verticals from more than 30 countries.

Prior to the fourth quarter of 2019, the Company had one reportable segment. To align with how the Company’s Chief Operating Decision Maker, or CODM, manages its business, including resource allocation and performance assessment, the Company realigned its business segments into the following three reportable segments: Banking, Capital Markets and Insurance, or BCMI, Consumer Goods, Retail, Life Sciences and Healthcare, or CGRLH, and High Tech, Manufacturing and Services, or HMS.

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

The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of Genpact Limited, a Bermuda company, and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany transactions and balances are eliminated on consolidation.

Non-controlling interest in subsidiaries outside of the Company’s control that is redeemable for cash or other assets is reflected in the mezzanine section between liabilities and equity in the consolidated balance sheets at the redeemable value, which approximates fair value. Redeemable non-controlling interest is adjusted to its fair value at each balance sheet date. Any resulting increases or decreases in the estimated redemption amount are affected by corresponding charges to additional paid-in capital. The share of non-controlling interest in subsidiary earnings is reflected in net loss (income) attributable to redeemable non-controlling interest in the consolidated statements of income.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles and goodwill, revenue recognition, reserves for doubtful receivables, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, the measurement of lease liabilities and right-of-use (ROU) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

2. Summary of significant accounting policies (Continued)

(c) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired business, including goodwill, are assigned to reporting units. Acquisition-related costs are expensed as incurred under selling, general and administrative expenses.

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

Intangible assets acquired individually or with a group of other assets or in a business combination or developed internally are carried at cost less accumulated amortization and accumulated impairment loss based on their estimated useful lives as follows:

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

The Company also capitalizes certain software and technology-related development costs incurred in connection with developing or obtaining software or technology for sale/lease to customers when the initial design phase is completed and commercial and technological feasibility has been established. Any development cost incurred before technological feasibility is established is expensed as incurred as research and development costs. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Capitalized software and technology costs include only (i) external direct costs of materials and services utilized in developing or obtaining software and technology and (ii) compensation and related benefits for employees who are directly associated with the project.

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

The Company evaluates the remaining useful life of intangible assets that are being amortized at each reporting period wherever events and circumstances warrant a revision to the remaining period of amortization, and the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

2. Summary of significant accounting policies (Continued)

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its customers. The General Electric Company (“GE”) accounted for 11% and 17% of the Company’s receivables as of December 31, 2018 and 2019, respectively. GE accounted for 10%, 9% and 14% of the Company’s revenues in the years ended December 31, 2017, 2018 and 2019, respectively.

(e) Accounts receivable

Accounts receivable are recorded at the invoiced or to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions, clients’ financial conditions, the amount of receivables in dispute, and the current receivables’ aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

(f) Revenue Recognition (effective January 1, 2018)

The Company derives its revenue primarily from business process management including analytics, consulting and related digital solutions and information technology services, which are provided primarily on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Revenues from services rendered under time-and-materials and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for customization of applications, maintenance and support services. Revenues from these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for the services rendered between the last billing date and the balance sheet date.

The Company’s contracts with customers also include incentive payments received for discrete benefits delivered or promised to be delivered to the customer or service level agreements that could result in credits or refunds to the customer. Revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

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

Revenue for performance obligations that are satisfied over time is recognized in accordance with the methods prescribed for measuring progress. The input (cost expended) method has been used to measure progress towards completion as there is a direct relationship between input and the satisfaction of a performance obligation. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

2. Summary of significant accounting policies (Continued)

The Company enters into multiple-element revenue arrangements in which a customer may purchase a combination of products or services. The Company determines whether each product or service promised to a customer is capable of being distinct, and is distinct in the context of the contract. If not, the promised products or services are combined and accounted for as a single performance obligation. In the event of a multiple-element revenue arrangement, the Company allocates the arrangement consideration to separately identifiable performance obligations based on their relative stand-alone selling prices.

Certain contracts may include offerings such as sale of licenses, which may be perpetual or subscription-based. Revenue from distinct perpetual licenses is recognized upfront at the point in time when the software is made available to the customer. Revenue from distinct, non-cancellable, subscription-based licenses is recognized at the point in time it is transferred to the customers. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.

All incremental and direct costs incurred for acquiring contracts, such as certain sales commissions, are classified as contract cost assets. Such costs are amortized over the expected period of benefit and recorded under selling, general and administrative expenses.

Other upfront fees paid to customers are classified as contract assets. Such costs are amortized over the expected period of benefit and recorded as an adjustment to the transaction price and deducted from revenue.

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

Customer contracts sometimes include incentive payments received for discrete benefits delivered to the customer or service level agreements that could result in credits or refunds to the customer. Such amounts are estimated at contract inception and are adjusted at the end of each reporting period as additional information becomes available only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

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

2. Summary of significant accounting policies (Continued)

As a result of the Company’s adoption of this new standard, all leases are classified as either operating leases or finance leases and are recorded on the balance sheet. The Company’s accounting for finance leases (capital leases under ASC 840) is substantially unchanged. The Company has elected the “package of practical expedients,” which allows the Company not to reassess, under the new standard, its prior conclusions about lease identification, lease classification and initial direct costs. The Company has also elected to not separate lease and non-lease components for all of its leases and to use the recognition exemptions for lease contracts that, at the commencement date, have a lease term of 12 months or less and do not contain a purchase option (“short-term leases”). As of January 1, 2019, the date of the Company’s initial application of ASC 842, the Company recognized its lease liabilities measured as the present value of lease payments not yet paid, discounted using the discount rate for the lease as of the date of initial application. The ROU asset for each existing lease as of the date of initial application includes an initial measurement of the lease liability adjusted for any lease payments made to the lessor at or before the date of initial application, accrued lease payments and any lease incentives received or any initial direct costs incurred by the Company as of the date of initial application.

As a result of the Company’s adoption of ASC 842, the Company recognized additional lease liabilities of $328,978 and ROU assets of $309,687.

Leases (effective January 1, 2019)

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) the Company has the right to direct the use of the asset. At the inception of a lease, the consideration in the contract is allocated to each lease component based on its relative standalone price to determine the lease payments. Leases entered into prior to January 1, 2019 have been accounted for under ASC 840 and were not reassessed.

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

For all leases at the lease commencement date, a ROU asset and a lease liability are recognized. The lease liability represents the present value of the lease payments under the lease. Lease liabilities are initially measured as the present value of the lease payments not yet paid, discounted using the discount rate for the lease at lease commencement. The lease liabilities are subsequently measured on an amortized cost basis. The lease liability is adjusted to reflect interest on the liability and the lease payments made during the period. Interest on the lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability.

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

2. Summary of significant accounting policies (Continued)

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

Impact on consolidated financial statements

The following table summarizes the impact of the Company’s adoption of Topic 842 on its consolidated financial statements as of January 1, 2019.

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
4.

Includes accrued lease liabilities of $4,562 adjusted with operating lease ROU assets offset by the additional current portion of finance lease liabilities of $3,439 recognized upon the adoption of ASC 842.

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

(i) Cash and cash equivalents

Cash and cash equivalents consist of cash and bank balances and all highly liquid investments purchased with an original maturity of three months or less.

2. Summary of significant accounting policies (Continued)

(j) Short-term investments

All liquid investments with an original maturity greater than three months but less than one year are considered to be short-term investments. Marketable short-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of other comprehensive income (loss) until realized. Realized gains and losses on investments are determined based on the specific identification method and are included in “Other income (expense), net.” The Company does not hold these investments for speculative purposes.

(k) Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and accumulated impairment loss. Expenditures for replacements and improvements are capitalized, whereas the costs of maintenance and repairs are charged to earnings as incurred. The Company depreciates and amortizes all property, plant and equipment using the straight-line method over the following estimated economic useful lives of the assets:

Years
Buildings	40
Furniture and fixtures	4
Computer equipment and servers	4
Plant, machinery and equipment	4
Computer software	4-7
Leasehold improvements	Lease period or 10 Years, whichever is less
Vehicles	3-4

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

(l) Impairment of long-lived assets

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

(m) Foreign currency

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

2. Summary of significant accounting policies (Continued)

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

(n) Derivative instruments and hedging activities

In the normal course of business, the Company uses derivative financial instruments to manage fluctuations in foreign currency exchange rates and interest rate fluctuation. The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies and interest rate swaps to mitigate interest rate fluctuation risk on its indebtedness.

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

With respect to derivatives designated as cash flow hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will prospectively discontinue hedge accounting with respect to that derivative instrument.

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

(o) Income taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and for all operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the consolidated statement of income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies a two-step approach for recognizing and measuring the benefit of tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will more likely than not be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50 percent likely of being realized upon settlement. The Company includes interest and penalties related to underpayment of income taxes within income tax expense

The Company follows the specific identification approach for releasing stranded tax effects from accumulated other comprehensive income (“AOCI”) upon recognition of these AOCI items in the consolidated statement of income.

2. Summary of significant accounting policies (Continued)

(p) Employee benefit plans

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

(q)  Deferred Compensation Plans

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

(r) Stock-based compensation

The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. For option awards, grant date fair value is determined under the option-pricing model (Black-Scholes-Merton model) and for stock based awards other than option awards, grant date fair value is determined on the basis of the fair market value of a Company common share on the date of grant of such awards. The fair value determined at the grant date is expensed over the vesting period of the stock-based awards. The Company recognizes compensation expense for stock-based awards net of estimated forfeitures. Stock-based compensation recognized in the consolidated statements of income is based on awards ultimately expected to vest. As a result, the expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from such estimates.

(s) Accelerated Share Repurchase

The Company entered into an accelerated share repurchase (“ASR”) agreement in 2017 with a third-party financial institution to repurchase the Company’s common shares. Under the ASR agreement, the Company paid an upfront amount to the financial institution and received an initial delivery of shares. Upon an interim delivery and settlement of the ASR agreement, the financial institution delivered additional shares to the Company, with the final number of shares delivered determined by reference to the volume-weighted average price of the Company’s common shares over the term of the agreement, less an agreed-upon discount. The transactions were accounted for as equity transactions. All shares repurchased under the ASR agreement were retired. The number of weighted average common shares outstanding used by the Company for purposes of calculating basic and diluted earnings per share was reduced as of the date of delivery of the common shares.

2. Summary of significant accounting policies (Continued)

(t)  Government incentives

The Company recognizes incentives in the consolidated statements of income under “other income (expense), net.” Incentives are recognized in the consolidated statements of income when there is reasonable assurance that the Company will comply with the conditions for their receipt and a reasonable expectation that the funds will be received. In certain circumstances, the receipt of an incentive may not be subject to any condition or requirement to incur further costs, in which case the incentive is recognized in the consolidated statement of income for the period in which it becomes receivable. In the event that it becomes likely that the Company will be required to repay an incentive that has already been recognized, the Company makes a provision for the estimated liability.

(u) Earnings (loss) per share

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

(v) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

(w) Debt restructuring

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

(x) Recently issued accounting pronouncements

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The amendment expands an entity’s ability to hedge accounting to non-financial and financial risk components and requires changes in the fair value of hedging instruments to be presented in the same income statement line as a hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. The ASU must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. The ASU was effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. On January 1, 2019, the Company assessed the impact of this ASU and concluded that it does not have any impact on its consolidated results of operations, cash flows, financial position and disclosures.

2. Summary of significant accounting policies (Continued)

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. The S-X Rule 3-04 requires the presentation of changes in stockholders’ equity in the form of a reconciliation of the beginning balance to the ending balance for each period for which a statement of income is required to be filed with all significant reconciling items. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on January 1, 2019. This guidance was effective immediately upon issuance. The additional elements of the ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position and disclosures.

In addition, the following recently released accounting standards have not yet been adopted by the Company.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of credit losses on financial instruments.” The ASU requires measurement and recognition of expected credit losses for financial assets held by the Company. The ASU requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326).” The ASU provides final guidance that allows entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets at amortized cost (except held-to-maturity securities) using the fair value option. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” This ASU clarifies that the scope of the guidance related to expected recoveries extends to purchased financial assets with credit deterioration. For entities that have not yet adopted ASU 2016-13, the amendments in ASU 2019-11 are effective on the same date as those in ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-11 are effective for fiscal years beginning January 1, 2020 and interim periods therein.

The Company has elected to adopt ASU 2016-13, ASU 2019-05 and ASU 2019-11 beginning January 1, 2020, including interim periods in fiscal year 2020. The Company has concluded its assessment of adopting ASU No. 2016-13, 2019-05 and 2019-11 and expects that these standards will not have material impact on its financial statements.

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

In November 2019, the FASB issued ASU No. 2019-08, “Codification Improvements—Share-Based Consideration Payable to a Customer.” The ASU clarifies that share-based consideration payable to a customer is measured in accordance with guidance under AC 718--Share based payments. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. The Company does not expect the adoption of this update to have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”. This ASU removes certain exceptions for investments, intra-period tax allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning January 1, 2021. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

3. Business acquisitions

(a)	Rightpoint Consulting, LLC

  On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers was $248,470, resulting in a payable of $22,199, which is outstanding as of December 31, 2019. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition is expected to expand the Company’s capabilities in improving customer experience.

3. Business acquisitions (Continued)

The securities purchase agreement between the Company and the selling equity holders of Rightpoint provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options for a three-year rollover period and receive cash consideration at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21,500 over the rollover period of three years. The amount of deferred earnout consideration ultimately payable by the Company to the selling equity holders of Rightpoint will be based on the future revenue multiple of the acquired business and is included in the purchase consideration outstanding as of December 31, 2019. Additionally, under the purchase agreement the selling equity holders are obligated to sell their rollover interests to the Company. Accordingly, the Company has obtained control over 100% of the outstanding equity/limited liability company interests of Rightpoint as of December 31, 2019.

In connection with this acquisition, the Company recorded $46,000 in customer-related intangibles and $29,000 in marketing-related intangibles which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $182,834 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the BCMI segment in the amount of $17,525, to the CGRLH segment in the amount of $44,365 and to the HMS segment in the amount of $120,944. Of the total goodwill arising from this acquisition, $97,833 is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $7,385 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $39,140, assumed certain liabilities amounting to $23,095 and recognized a net deferred tax liability of $3,210. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b)	riskCanvas Holdings, LLC

On January 7, 2019, the Company acquired 100% of the outstanding equity interests in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5,747. This amount includes cash consideration of $5,700, net of adjustment for working capital. No portion of the total consideration, payable in cash, was unpaid as of December 31, 2019. This acquisition expands the Company’s services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances its consulting capabilities for clients in the financial services industry.

In connection with this acquisition, the Company recorded $1,700 in customer-related intangibles, $1,400 in software-related intangibles and $100 in restrictive covenants. Goodwill arising from the acquisition amounting to $2,547 has been allocated to the Company’s BCMI reporting segment and is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

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

3. Business acquisitions (Continued)

(c)	Barkawi Management Consultants GmbH & Co. KG and certain related entities

On August 30, 2018, the Company acquired 100% of the outstanding equity/partnership interests in Barkawi Management Consultants GmbH & Co. KG, a German limited partnership, and certain affiliated entities in the United States, Germany and Austria (collectively referred to as “Barkawi”) for total purchase consideration of $101,307. This amount includes cash consideration of $95,625, net of cash acquired of $5,682. The total purchase consideration paid by the Company was $100,969, resulting in a payable of $338, which is outstanding as of December 31, 2019. During the year ended December 31, 2019, the Company recorded certain measurement period adjustments. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s supply chain management consulting capabilities.

In connection with the acquisition of Barkawi, the Company recorded $10,200 in customer-related intangibles and $1,800 in marketing-related intangibles, which have a weighted average amortization period of three years. Goodwill arising from the acquisition amounted to $79,928, which has been allocated to all three of the Company’s reporting segments using a relative fair value allocation method. Of the total goodwill arising out of this acquisition, $64,457 is deductible for tax purposes. The goodwill represents primarily the consulting expertise, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

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

(d)	Commonwealth Informatics Inc.

On July 3, 2018, the Company acquired 100% of the outstanding equity interest in Commonwealth Informatics Inc. (“Commonwealth”), a Massachusetts corporation, for purchase consideration of $17,938. This amount includes cash consideration of $16,123, net of cash acquired of $1,477, and adjustments for working capital and indebtedness. No portion of the total consideration, payable in cash, was unpaid as of December 31, 2019.  During the year ended December 31, 2019, the Company recorded certain measurement period adjustments. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows. This acquisition enhances the Company’s signal management and pharmacovigilance capabilities for clients in the life sciences industry.

In connection with the acquisition of Commonwealth, the Company recorded $2,200 in customer-related intangibles and $2,600 in technology-related intangible assets, which have a weighted average amortization period of four years.

Goodwill arising from the acquisition amounted to $11,587, which has been allocated to the Company’s CGRLH reporting segment and is deductible for tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

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

4. Cash and cash equivalents

	As of December 31,
	2018	2019
Cash and other bank balances	$368,396	$467,096
Total	$368,396	$467,096

5. Accounts receivable, net of reserve for doubtful receivables

The following table provides details of the Company’s reserve for doubtful receivables:

	Year ended December 31,
	2017	2018	2019
Opening balance as of January 1	$15,519	$23,660	$23,960
Additions due to acquisitions	235	—	1,004
Additions charged/reversal released to cost and expense	9,819	1,857	7,443
Deductions/effect of exchange rate fluctuations	(1,913)	(1,557)	(2,438)
Closing balance	$23,660	$23,960	$29,969

Accounts receivable were $798,144 and $944,224, and reserves for doubtful receivables were $23,960 and $29,969, resulting in net accounts receivable balances of $774,184 and $914,255 as of December 31, 2018 and 2019, respectively. In addition, accounts receivable due after one year amounting to $4,099 and $7,858 as of December 31, 2018 and 2019, respectively, are included under “other assets” in the consolidated balance sheets.

Accounts receivable from related parties were $99 and $0 as of December 31, 2018 and 2019, respectively. There are no doubtful receivables in amounts due from related parties.

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2018 and 2019:

	As of December 31, 2018
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$44,099	$—	$44,099	$—
Deferred compensation plan assets (a, e)	$1,613	—	—	$1,613
Total	$45,712	$—	$44,099	$1,613
Liabilities
Earn-out consideration (Note b, d)	$17,073	$—	$—	$17,073
Derivative instruments (Note b, c)	35,245	—	35,245	—
Deferred compensation plan liability (b, f)	1,582	—	—	1,582
Total	$53,900	$—	$35,245	$18,655

6. Fair Value Measurements (Continued)

	As of December 31, 2019
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$21,309	$—	$21,309	$—
Deferred compensation plan assets (a, e)	$11,208	$—	$—	$11,208
Total	$32,517	$—	$21,309	$11,208
Liabilities
Earn out consideration (Note b, d)	$22,184	$—	$—	$22,184
Derivative instruments (Note b, c)	$24,239	$—	$24,239	$—
Deferred compensation plan liability (b, f)	$10,943	$—	$—	$10,943
Total	$57,366	$—	$24,239	$33,127

(a)	Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.
(b)	Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the years ended December 31, 2018 and 2019:

	Year ended December 31,
	2018	2019
Opening balance	$24,732	$17,073
Earn-out consideration payable in connection with acquisitions	—	21,701
Payments made on earn-out consideration (Note a)	(3,356)	(17,098)
Change in fair value of earn-out consideration (Note b)	(5,655)	—
Others (Note c)	1,352	508
Closing balance	$17,073	$22,184

(a)

Includes the interest payment on earn-out consideration in excess of the acquisition date fair value, which is included in “cash flows from operating activities” amounting to $0 and $4,308 for the year ended December 31, 2018 and 2019, respectively.

6. Fair Value Measurements (Continued)

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

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the year ended December 31, 2018 and 2019:

	Year ended December 31,
	2018	2019
Opening balance	$—	$1,613
Additions (net of redemption)	1,669	8,299
Change in fair value of deferred compensation plan assets (Note a)	(56)	1,296
Closing balance	$1,613	$11,208

(a)	Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the year ended December 31, 2018 and 2019:

	Year ended December 31,
	2018	2019
Opening balance	$—	$1,582
Additions (net of redemption)	1,669	8,299
Change in fair value of deferred compensation plan liabilities (Note a)	(87)	1,062
Closing balance	$1,582	$10,943

(a)	Changes in the fair value of deferred compensation liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

7. Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities and foreign currency denominated forecasted cash flows and interest rate risks. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature over periods of up to 48 months and the forecasted transactions are expected to occur during the same periods.

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2018	As of December 31, 2019	As of December 31, 2018	As of December 31, 2019
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,439,000	$1,305,000	$(3,643)	$(5,740)
United States Dollars (sell) Philippines Peso (buy)	55,800	66,600	(1,510)	462
Euro (sell) United States Dollars (buy)	136,412	122,337	4,804	4,135
Pound Sterling (buy) United States Dollars (sell)	128	—	(128)	—
Singapore Dollars (buy) United States Dollars (sell)	—	10,017	—	38
Euro (sell) Romanian Leu (buy)	41,198	26,918	(299)	(314)
Japanese Yen (sell) Chinese Renminbi (buy)	40,568	29,350	(2,195)	(258)
Pound Sterling (sell) United States Dollars (buy)	27,517	9,089	495	383
Australian Dollars (sell) United States Dollars (buy)	89,780	35,972	3,548	1,924
United States Dollars (sell) Hungarian Font (buy)	—	20,500	—	162
Hungarian Font (Sell) Euro (buy)	—	9,534	—	(157)
Interest rate swaps (floating to fixed)	507,425	477,604	7,782	(3,565)
			8,854	(2,930)

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

The fair values of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2018	As of December 31, 2019	As of December 31, 2018	As of December 31, 2019
Assets
Prepaid expenses and other current assets	$23,038	$16,214	$11,490	$2,009
Other assets	$9,571	$3,086	$—	$—
Liabilities
Accrued expenses and other current liabilities	$15,148	$6,152	$225	$814
Other liabilities	$19,872	$17,273	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Year ended December 31,
	2017			2018			2019
	Before-Tax amount	Tax (Expense) or Benefit	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit*	Net of tax Amount	Before-Tax amount	Tax (Expense) or Benefit*	Net of tax Amount
Opening balance	$37,461	$(13,979)	$23,482	$50,529	$(14,436)	$36,093	$(2,411)	$(5,524)	(7,935)
Adoption of ASU 2018-02 (refer note 25)	—	—	—	—	2,265	2,265	—	—	—
Net gains (losses) reclassified into statement of income on completion of hedged transactions (Note a)	54,494	(17,725)	36,769	9,336	(1,073)	8,263	19,401	(7,212)	12,189
Changes in fair value of effective portion of outstanding derivatives, net	67,562	(18,182)	49,380	(43,604)	5,574	(38,030)	17,686	(3,154)	14,532
Gain (loss) on cash flow hedging derivatives, net	13,068	(457)	12,611	(52,940)	6,647	(46,293)	(1,715)	4,058	2,343
Closing balance	$50,529	$(14,436)	$36,093	$(2,411)	$(5,524)	$(7,935)	$(4,126)	$(1,466)	$(5,592)

*The tax (expense) benefit includes the effect of novating certain hedging instruments as part of an intercompany transfer.

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)			Location of Gain (Loss)	Amount of Gain (Loss) reclassified
Derivatives in	recognized in OCI on			reclassified	from OCI into Statement of Income
Cash Flow	Derivatives (Effective Portion)			from OCI into	(Effective Portion)
Hedging	Year ended December 31,			Statement of Income	Year ended December 31,
Relationships	2017	2018	2019	(Effective Portion)	2017	2018	2019
Forward foreign exchange contracts	$66,037	$(45,840)	$24,581	Revenue	$5,858	$(716)	$6,782
Interest rate swaps	1,525	2,236	(6,895)	Cost of revenue	37,849	4,723	6,435
				Selling, general and administrative expenses	10,849	1,543	1,732
				Interest expense	(62)	3,786	4,452
	$67,562	$(43,604)	$17,686		$54,494	$9,336	$19,401

There were no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the years ended December 31, 2017, 2018 and 2019, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Year ended December 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2017	2018	2019
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$16,696	$(6,240)	$4,299
		$16,696	$(6,240)	$4,299

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

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2018	2019
Advance income and non-income taxes	$58,701	$43,763
Contract asset (Note 27)	22,472	19,170
Prepaid expenses	25,996	29,734
Derivative instruments	34,528	18,223
Employee advances	3,772	4,209
Deposits	2,758	1,784
Advances to suppliers	1,998	4,289
Others	62,252	49,153
	$212,477	$170,325

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31,
	2018	2019
Land	$9,401	$5,923
Buildings	43,078	42,595
Furniture and fixtures	47,206	49,849
Computer equipment and servers	210,239	229,890
Plant, machinery and equipment	88,937	105,004
Computer software	138,824	141,330
Leasehold improvements	105,965	123,413
Vehicles	5,309	120
Capital work in progress	11,795	46,037
Property, plant and equipment, gross	$660,754	$744,161
Less: Accumulated depreciation and amortization	(448,039)	(490,126)
Property, plant and equipment, net	$212,715	$254,035

Depreciation expense on property, plant and equipment for the years ended December 31, 2017, 2018 and 2019 was $44,909, $49,518 and $53,332, respectively. Software amortization for the years ended December 31, 2017, 2018 and 2019 amounted to $11,415, $12,317 and $14,167 respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(1,712), $(231) and $(267) for the years ended December 31, 2017, 2018 and 2019, respectively.

The Company recorded a write-down to computer software during the years ended December 31, 2017 and 2018 as described in Note 10.

10. Goodwill and intangible assets

Effective in the fourth quarter of 2019, the Company changed its segment reporting structure to align with how the Company’s Chief Operating Decision Maker (CODM) manages the Company.  The Company now has three reportable segments: Banking, Capital Markets and Insurance (BCMI), Consumer Goods, Retail, Life Sciences and Healthcare (CGRLH), and High Tech, Manufacturing and Services (HMS). See Note 26 for further information. Goodwill has been allocated based on the relative fair value of each newly identified reporting segment.

The Company tested goodwill for impairment prior to the reporting segment change and immediately thereafter, for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles—Goodwill and Other.” The fair value of the Company and its segments was calculated using a discounted cash flow model using estimated future cash flows. The results of our evaluation showed that the fair value of each operating segment exceeded its book value.

The following table presents the changes in goodwill for the years ended December 31, 2018 and 2019:

	As of December 31,
	2018	2019
Opening balance	$1,337,122	$1,393,832
Goodwill relating to acquisitions consummated during the period	91,936	185,381
Impact of measurement period adjustments	816	(988)
Effect of exchange rate fluctuations	(36,042)	(3,759)
Closing balance	$1,393,832	$1,574,466

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2019:

	BCMI	CGRLH	HMS	Total
Opening balance	$398,601	512,296	482,935	1,393,832
Goodwill relating to acquisitions consummated during the period	20,072	44,365	120,944	185,381
Impact of measurement period adjustments	(380)	(151)	(457)	(988)
Effect of exchange rate fluctuations	(1,080)	(1,380)	(1,299)	(3,759))
Closing balance	$417,213	555,130	602,123	1,574,466

In the year ended December 31, 2018 and 2019, in accordance with ASU 2011-08, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, as of December 31, 2018 and 2019, the Company concluded that it is not more likely than not that the fair values of any of the Company’s reporting units are less than their carrying amounts.

The total amount of the Company’s goodwill deductible for tax purposes was $187,546 and $282,524 as of December 31, 2018 and 2019, respectively.

10. Goodwill and intangible assets (Continued)

The Company’s intangible assets are as follows:

	As of December 31, 2018			As of December 31,2019
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$368,558	$306,582	$61,976	$415,375	$329,724	$85,651
Marketing-related intangible assets	54,714	46,591	8,123	84,180	50,217	33,963
Technology-related intangible assets	76,790	33,976	42,814	149,262	61,150	88,112
Other intangible assets	1,204	1,077	127	—	—	—
Intangible assets under development	64,047	—	64,047	26,646	3,511	23,135
	$565,313	$388,226	$177,087	$675,463	$444,602	$230,861

Amortization expenses for intangible assets acquired as a part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2017, 2018 and 2019 were $36,412, $38,850 and $32,612, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the years ended December 31, 2017, 2018 and 2019 were $452, $2,807 and $18,957 respectively.

Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(15), $5 and $(76) for the years ended December 31, 2017, 2018 and 2019, respectively.

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

10. Goodwill and intangible assets (Continued)

During the year ended December 31, 2018, the Company tested for recoverability a group of assets comprised of computer software and a technology-related intangible asset as a result of downward revision to the forecasted cash flow to be generated by this group of assets. Additionally, during the year ended December 31, 2019, the Company tested for recoverability certain other technology-related intangible assets as a result of changes in the Company’s investment strategy. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded write-downs of the carrying values of these assets amounting to $4,265 and $3,511 for the year ended December 31, 2018 and December 31, 2019, respectively. These write-downs have been recorded in other operating (income) expense, net in the consolidated statement of income. The impairment related to computer software and technology-related intangible assets for the year ended December 31, 2018 amounted to $1,200, and $3,065, respectively, and for the year ended December 31, 2019 amounted to $0 and $3,511, respectively.

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

2020	70,355
2021	52,597
2022	36,920
2023	29,817
2024 and beyond	18,037
$207,726

11. Other Assets

Other assets consist of the following:

	As of December 31,
	2018	2019
Contract asset (Note 27)	$22,563	$21,176
Advance income and non-income taxes	62,942	93,277
Deposits	25,984	36,342
Derivative instruments	9,571	3,086
Prepaid expenses	5,052	6,003
Accounts receivable due after one year	4,099	7,858
Others	24,948	15,853
Right of use (ROU) assets finance lease	—	33,484
	$155,159	$217,079

12. Leases

The Company has leased buildings, vehicles, furniture and fixtures, leased lines, computer equipment and servers, and plants, machinery and equipment from various lessors. Certain lease agreements include options to terminate or extend the leases for up to 5 years. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for operating and finance leases for the year ended December 31, 2019 are summarized below:

Year ended December 31, 2019
Finance lease cost:
Amortization of ROU assets (Note a)	9,302
Interest on lease liabilities (Note b)	2,997
Operating lease cost (Note c)	74,436
Short-term lease cost (Note c)	438
Variable lease cost (Note c)	4,052
Total lease cost	$91,225

a)	Included in “depreciation and amortization” in the consolidated statements of income.
b)	Included in “interest income (expense), net” in the consolidated statements of income.
c)	Included in “cost of revenue” and “selling, general and administrative expenses” in the consolidated statements of income.

ROU assets relating to finance leases of $33,484 as of December 31, 2019 are included in “other assets.”

The operating lease cost set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $(105) for the years ended December 31, 2019.

Other information

Weighted-average remaining lease term—finance leases	3.9 years
Weighted-average remaining lease term—operating leases	6.77 years
Weighted-average discount rate—finance leases	9.20%
Weighted-average discount rate—operating leases	6.87%

12. Leases (Continued)

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,859
Operating cash flows from operating leases	$72,645
Financing cash flows from finance leases	$7,380

The following table reconciles the undiscounted cash flows for the Company’s operating and finance leases as of December 31, 2019 to the operating and finance lease liabilities recorded on the Company’s balance sheet:

Period range	Finance lease	Operating lease
2020	12,019	79,912
2021	8,765	74,736
2022	6,008	63,539
2023	4,506	57,742
2024	3,445	45,870
Thereafter	1,512	135,104
Total lease payments	36,255	456,903
Less: Imputed interest	5,790	97,139
Total lease liabilities	$30,465	$359,764

The following table provides details of future minimum lease payments under lease agreements as of December 31, 2018 prior to our adoption of a new lease standard:

As of December 31, 2018
2019	64,099
2020	58,434
2021	53,170
2022	47,976
2023	38,862
2024 and beyond	147,765
Total minimum lease payments	$410,306

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight-line basis over the applicable lease term. Rent expenses under cancellable and non-cancellable operating leases were $59,484 and $66,110 for the years ended December 31, 2017 and 2018, respectively.

The rental expenses set out above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $(1,533) and $(195) for the years ended December 31, 2017 and 2018, respectively.

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2018	2019
Accrued expenses	$179,843	$178,845
Accrued employee cost	210,251	273,506
Earn-out consideration	16,875	6,384
Statutory liabilities	42,728	62,350
Retirement benefits	22,921	28,379
Derivative instruments	15,373	6,966
Contract liabilities (Note 27)	64,744	97,313
Finance lease liability	—	9,740
Other liabilities	16,807	20,388
Capital lease obligations	1,808	—
	$571,350	$683,871

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

Borrowings under the amended facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2019, the Company was in compliance with the financial covenants.

As of December 31, 2018 and December 31, 2019, the amount outstanding under the term loan, net of debt amortization expense of $2,158 and $1,641, was $660,841 and $627,359, respectively. As of December 31, 2018 and December 31, 2019, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum. Indebtedness under the amended facility is unsecured. The amount outstanding on the term loan as of December 31, 2019 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

14. Long-term debt (Continued)

The maturity profile of the term loan outstanding as of December 31, 2019, net of debt amortization expense, is as follows:

Year ended	Amount
2020	$ 33,509
2021	33,537
2022	33,564
2023	526,749
Total	$627,359

Genpact Luxembourg S.à.r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017, resulting in cash proceeds of approximately $348,519, net of an underwriting fee of $1,481. In November 2019, the Issuer issued $400,000 aggregate principal amount of 3.375% senior notes, resulting in cash proceeds of approximately $398,304, net of an underwriting fee of $1,600 and a discount of $96. These issuances were fully guaranteed by the Company. In connection with the offerings, the Company incurred other debt issuance costs of $1,161 related to the 2017 offering and $1,241 related to the 2019 offering. The total debt issuance cost of $2,642 and $2,937 incurred in connection with the 2019 and 2017 notes offerings, respectively, are being amortized over the lives of the notes as an additional interest expense. As of December 31, 2018 and December 31, 2019, the amount outstanding under the 3.70% senior notes, net of debt amortization expense of $1,713 and $1,186, respectively, was $348,287 and $348,814, respectively, which is payable on April 1, 2022. As of December 31, 2019, the amount outstanding under the 3.375% senior notes issued in November 2019, net of debt amortization expense of $2,868, was $397,132. The Issuer will pay interest on the 2017 notes semi-annually in arrears on April 1 and October 1 of each year and on the 2019 notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity dates of April 1, 2022 and December 1, 2024, respectively. In connection with the 3.70% senior notes private offering, the Issuer and the Company entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which the Issuer and the Company agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended. The Company, at its option, may redeem the 3.70% and 3.375% senior notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 3.70% notes, March 1, 2022, and in the case of the 3.375% notes, November 1, 2024, a specified “make-whole” premium. The 3.70% notes and 3.375% notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets, and during the year ended December 31, 2019, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%.

14. Long-term debt (Continued)

A summary of the Company’s long-term debt is as follows:

	Year ended December 31, 2018	Year ended December 31, 2019
Credit facility, net of amortization expenses	$ 660,841	$ 627,359
3.70% Senior Notes, net of debt amortization expenses	348,287	348,814
3.375% Senior Notes, net of debt amortization expenses	—	397,132
	1,009,128	1,373,305
Current portion	33,483	33,509
Non-current portion	975,645	1,339,796
Total	$ 1,009,128	$ 1,373,305

15. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2018 and 2019, the limits available were $14,281 and $14,307, respectively, of which $7,389 and $7,486 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in note 14. Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2018 and December 31, 2019. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2018 and December 31, 2019. As of December 31, 2018 and 2019, a total of $297,098 and $72,098, respectively, was utilized, of which $295,000 and $70,000, respectively, constituted funded drawdown and $2,098 and $2,098, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2019, the Company was in compliance with the financial covenants of the credit agreement.

16. Other liabilities

Other liabilities consist of the following:

	As of December 31,
	2018	2019
Accrued employee cost	$6,341	$8,729
Earn-out consideration	198	15,800
Retirement benefits	50,370	48,191
Derivative instruments	19,872	17,273
Contract liabilities (Note 27)	53,796	78,613
Finance lease liability	—	20,725
Others	32,935	19,585
Capital lease obligations	1,714	—
	$165,226	$208,916

17. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies and a small portion in equity funds. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2017, 2018 and 2019, all of the plan assets were primarily invested in debt securities.

In addition, in accordance with Mexican law, the Company provides certain termination benefits (the “Mexican Plan”) to all of its Mexican employees based on the age, duration of service and salary of each eligible employee. The full-year benefit cost of the Mexican Plan is calculated on an actuarial basis.

In addition, certain of the Company’s subsidiaries organized or operating in the Philippines and Japan have sponsored defined benefit retirement programs (respectively, the “Philippines Plan” and the “Japan Plan”). The full-year benefit costs of the Philippines Plan and the Japan Plan are calculated on an actuarial basis. Company contributions in respect of these plans are made to insurer-managed funds or to a trust. The trust contributions are further invested in government bonds.

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

17. Employee benefit plans (Continued)

The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of December 31, 2018 and 2019.

	As of December 31,
	2018	2019
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$58,094	$61,448
Service cost	7,833	8,915
Actuarial loss (gain)	470	12,323
Interest cost	3,822	4,667
Liabilities assumed on acquisition/ transfer of employees	503	96
Benefits paid	(6,277)	(7,043)
Plan Amendments	995	(405)
Effect of exchange rate changes	(3,992)	560
Projected benefit obligation at the end of the year	$61,448	$80,561
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$45,560	$39,683
Employer contributions	1,573	35,459
Actual gain on plan assets	1,929	3,258
Actuarial gain/(loss)	(9)	387
Benefits paid	(6,228)	(7,379)
Effect of exchange rate changes	(3,142)	(508)
Fair value of plan assets at the end of the year	$39,683	$70,900
Funded, status, end of year	$(21,765)	$(9,661)
Amounts recognized in the consolidated balance sheets
Non-current assets (recorded under other assets-others)	$1,622	$4,739
Current liabilities (recorded under accrued expenses and other current liabilities-retirement benefits)	(1,111)	(1,333)
Non-current liabilities (recorded under other liabilities- retirement benefits)	(22,276)	(13,067)
Funded status, end of year	$(21,765)	$(9,661)

Amounts included in accumulated other comprehensive income (loss) as of December 31, 2017, 2018 and 2019 were as follows:

	As of December 31,
	2017	2018	2019
Net actuarial loss	$(12,228)	$(11,037)	(20,549)
Net prior service credit/(cost)	—	(967)	(717)
Deferred tax assets	2221	3,451	2,067
Other comprehensive income, net	$(10,007)	$(8,553)	(19,199)

Changes in other comprehensive income (loss) during the year ended December 31, 2018 and 2019 were as follows:

Net actuarial loss	$ (951)	$ (11,283)
Amortization of net actuarial loss	1,202	1,150
Deferred income taxes	1,407	2,720
Net prior service credit/(cost)	(944)	436
Effect of exchange rate changes	740	435
Other comprehensive income (loss), net	$ 1,454	$ (6,542)

17. Employee benefit plans (Continued)

Funded status for defined benefit plans
The accumulated benefit obligation for defined benefit plans as of December 31, 2018 and 2019 was as follows:
	2018	2019
Accumulated benefit obligation	$ 43,703	$ 55,259

Net defined benefit plan costs for the years ended December 31, 2017, 2018 and 2019 include the following components:

	Year ended December 31,
	2017	2018	2019
Service costs	$7,735	$7,833		$8,915
Interest costs	3,252	3,822		4,667
Amortization of actuarial loss	1,177	806		1,384
Expected return on plan assets	(2,412)	(2,435)		(2,605)
One-time cost	209	—		202
Special termination benefits	426	—		—
Net defined benefit plan costs	$10,387	$10,026		$12,563

The amount in “other comprehensive loss” that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $2,521.

Expected Contributions

The Company estimates that it will pay approximately $7,470 in fiscal 2020 related to contributions to defined benefit plans.

The weighted average assumptions used to determine the benefit obligations of the Gratuity Plan as of December 31, 2018 and 2019 are presented below:

	As of December 31,
	2018	2019
Discount rate	8.30%-8.40%	6.80%-7.35%
Rate of increase in compensation per annum	5.20%-11.00%	5.20%-11.50%

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2017, 2018 and 2019 are presented below:

	Year ended December 31,
	2017	2018	2019
Discount rate	7.10% - 7.5%	7.40% - 7.60%	8.30%-8.40%
Rate of increase in compensation per annum	5.20% - 11.00%	5.20% - 11.00%	5.20%-11.00%
Expected long term rate of return on plan assets per annum	7.50%	7.50%	7.50%

The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2018 and 2019 are presented below:

	As of December 31,
	2018	2019
Discount rate	9.25%	7.60%
Rate of increase in compensation per annum	5.50%	5.50%

17. Employee benefit plans (Continued)

The weighted average assumptions used to determine the costs of the Mexican Plan for the years ended December 31, 2017, 2018 and 2019 are presented below:

	Year ended December 31,
	2017	2018	2019
Discount rate	6.80%	7.60%	9.40%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%

The weighted average assumptions used to determine the benefit obligations of the Philippines Plan as of December 31, 2018 and 2019 are presented below:

	As of December 31,
	2018	2019
Discount rate	7.53%	5.22%
Rate of increase in compensation per annum	6.00%	6.00%

The weighted average assumptions used to determine the costs of the Philippines Plan for the years ended December 31, 2017, 2018 and 2019 are presented below:

	Year ended December 31,
	2017	2018	2019
Discount rate	5.54%	5.97%	7.53%
Rate of increase in compensation per annum	8.00%	8.00%	6.00%
Expected long-term rate of return on plan assets per annum	4.00%	4.00%	1.00%

The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2018 and 2019 are presented below:

	As of December 31,
	2018	2019
Discount rate	0.076%-0.269%	0.094%-0.271%
Rate of increase in compensation per annum	0.00%	0.00%

The weighted average assumptions used to determine the costs of the Japan Plan for the years ended December 31, 2017, 2018 and 2019 are presented below:

	Year ended December 31,
	2017	2018	2019
Discount rate	0.08% - 1.30%	0.113%-0.789%	0.076%-0.269%
Rate of increase in compensation per annum	0.00% - 3.55%	0.00% - 3.55%	0.00%
Expected long term rate of return on plan assets per annum	0.00% - 3.09%	0.00%-1.84%	0.00%-1.77%

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

17. Employee benefit plans (Continued)

Investment and Risk management strategy

The overall investment objective of the Company’s defined benefit plans is to match the duration of the plans’ assets to the plans’ liabilities while managing risk in order to meet defined benefit obligations. The plans’ future prospects, their current financial conditions, our current funding levels and other relevant factors suggest that the plans can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives without undue risk to the plans’ ability to meet their current benefit obligations.

Plan investments are exposed to risks including market, interest rate and operating risk. In order to mitigate significant concentrations of these risks, the assets are invested in a diversified portfolio primarily consisting of fixed income instruments, liquid assets, equities and debt.

The fair values of the Company’s plan assets as of December 31, 2018 and 2019 by asset category are as follows:

	As of December 31, 2019
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Equity	$12	$12	$—	$—
Cash	11,001	11,001	—	—
Fixed income securities (Note a)	55,821	3,732	52,089	—
Other securities (Note b)	4,066	2,630	1,436	—
Total	$70,900	$17,375	$53,525	$—

	As of December 31, 2018
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Equity	$7	$7	$—	$—
Cash	381	381	—	—
Fixed income securities (Note a)	36,499	3,345	33,154	—
Other securities (Note b)	2,796	2,381	415	—
Total	$39,683	$6,114	$33,569	$—

(a)	Includes investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.
(b)	Includes investments in funds that invest primarily in fixed income securities and the remaining portion in equity securities.

17. Employee benefit plans (Continued)

The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2020	$12,107
2021	11,946
2022	12,106
2023	13,475
2024	13,886
2025 – 2029	66,033
$129,553

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2019.

Defined contribution plans

During the years ended December 31, 2017, 2018 and 2019, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2017	2018	2019
India	$22,242	$23,877	$29,729
U.S.	11,147	13,454	19,401
U.K.	7,823	9,619	12,312
China	15,950	17,625	18,819
Other regions	4,059	4,604	5,804
Total	$61,221	$69,179	$86,065

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

The Plan also provides an option for participants to elect to receive deferred compensation and earnings thereon on either fixed date(s) no earlier than two years following the applicable Plan year (or end of the applicable performance period for performance-based bonus compensation) or following a separation from service, in each case either in a lump sum or in annual installments over a term of up to 15 years. Each Plan participant’s compensation deferrals and discretionary supplemental employer contributions (if any) are credited or debited with notional investment gains and losses equal to the performance of selected hypothetical investment funds offered under the Plan and elected by the participant.

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

17. Employee benefit plans (Continued)

The liability for the deferred compensation plan was $1,582 and $10,943 as of December 31, 2018 and December 31, 2019, respectively, and is included in “other liabilities” in the consolidated balance sheets. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $1,613 and $11,208 as of December 31, 2018 and December 31, 2019, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets. During the years ended December 31, 2018 and 2019, the change in the fair value of Plan assets was $(56) and $1,296, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the years ended December 31, 2018 and 2019, the change in the fair value of deferred compensation liabilities was $(87) and $1,062, respectively, which is included in “selling, general and administrative expenses.”

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

Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2017, 2018 and 2019, were $35,112, $48,196 and $82,802, respectively, and have been allocated to cost of revenue and selling, general, and administrative expenses.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in 2017, 2018 and 2019:

	2017	2018	2019
Dividend yield	0.97%	0.95% -1.01%	0.82%-1.08%
Expected life (in months)	84	84	84
Risk-free rate of interest for expected life	2.25%	2.67% - 2.93%	1.56%- 2.63%
Volatility	24.28%	22.55% -22.73%	21.0%- 21.38%

Volatility was calculated based on the historical volatility of the Company’s share price during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method,” which is based on the average of its contractual vesting term. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. The Company paid cash dividends of $0.075 and $0.085 per share in each quarter of fiscal 2018 and 2019, respectively.

The Company has issued, and intends to continue to issue, new common shares upon stock option exercises and the vesting of share awards under its equity-based incentive compensation plans.

A summary of stock option activity during the years ended December 31, 2017, 2018 and 2019 is set out below:

	Year ended December 31, 2017
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2017	5,707,690	$18.65	5.8	$—
Granted	250,000	24.74	—	—
Forfeited	(80,000)	20.63	—	—
Expired	—	—	—	—
Exercised	(743,045)	14.50	—	8,512
Outstanding as of December 31, 2017	5,134,645	$19.52	5.6	$62,743
Vested as of December 31, 2017 and expected to vest thereafter (Note a)	4,988,875	$19.36	5.6	$61,779
Vested and exercisable as of December 31, 2017	2,203,146	$16.17	4.1	$34,303
Weighted average grant-date fair value of options granted during the period	$6.62

18. Stock-based compensation (Continued)

	Year ended December 31, 2018
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2018	5,134,645	$19.52	5.6	$—
Granted	2,638,106	30.47	—	—
Forfeited	(70,000)	27.65	—	—
Expired	—	—	—	—
Exercised	(441,076)	16.46	—	6,731
Outstanding as of December 31, 2018	7,261,675	$23.61	6.4	$34,143
Vested as of December 31, 2018 and expected to vest thereafter (Note a)	7,107,605	$23.50	6.4	$33,997
Vested and exercisable as of December 31, 2018	3,313,570	$17.69	3.7	$30,806
Weighted average grant-date fair value of options granted during the period	$8.32

	Year ended December 31, 2019
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2019	7,261,675	$23.61	6.4	$—
Granted	1,881,068	28.50	—	—
Forfeited	(85,000)	29.91	—	—
Expired	—	—	—	—
Exercised	(697,531)	15.33	—	18,724
Outstanding as of December 31, 2019	8,360,212	$25.33	6.5	$140,760
Vested as of December 31, 2019 and expected to vest thereafter (Note a)	8,006,985	$25.18	6.5	$136,017
Vested and exercisable as of December 31, 2019	3,111,039	$19.16	3.4	$71,584
Weighted average grant-date fair value of options granted during the period	$6.98

(a)	Options expected to vest reflect an estimated forfeiture rate.

Cash received by the Company upon the exercise of stock options during the year ended December 31, 2017, 2018 and 2019 amounted to $14,896, $10,772 and $10,690. Tax benefits from the exercise of stock options during the years ended December 31, 2017, 2018 and 2019 were $2,016 and $2,473 and $2,966 (including excess tax benefits of $1,723, $2,131 and $2,743), respectively.

Income tax benefits recognized in relation to stock-based compensation charges, excluding excess tax benefits, during the years ended December 31, 2017, 2018 and 2019 were $9,600, $11,783 and $18,921, respectively.

As of December 31, 2019, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $24,447 which will be recognized over the weighted average remaining requisite vesting period of 3.5 years.

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

18. Stock-based compensation (Continued)

A summary of RSU activity during the years ended December 31, 2017, 2018 and 2019 is set out below:

	Year ended December 31, 2017
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	117,905	$20.65
Granted	1,533,836	26.36
Vested (Note b)	(45,248)	18.31
Forfeited	(1,242)	25.53
Outstanding as of December 31, 2017	1,605,251	$26.17
Expected to vest (Note a)	1,371,567

	Year ended December 31, 2018
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	1,605,251	$26.17
Granted	484,427	30.13
Vested (Note c)	(358,697)	25.53
Forfeited	(201,982)	27.09
Outstanding as of December 31, 2018	1,528,999	$27.45
Expected to vest (Note a)	1,360,048
	Year ended December 31, 2019
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019	1,528,999	$27.45
Granted	470,939	37.58
Vested (Note d)	(672,025)	26.84
Forfeited	(66,207)	30.43
Outstanding as of December 31, 2019	1,261,706	$31.41
Expected to vest (Note a)	1,149,286

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
(b)	Vested RSUs were net settled by issuing 32,395 shares (net of minimum statutory tax withholding).

18. Stock-based compensation (Continued)

(c)

261,260 RSUs that vested during the period were net settled upon vesting by issuing 175,505 shares (net of minimum statutory tax withholding). 52,875 RSUs vested in the year ended December 31, 2017, 52,405 shares in respect of which were issued in 2019 after withholding shares to the extent of minimum statutory withholding taxes. 44,562 RSUs vested in the year ended December 31, 2018, shares in respect of which will be issued in 2020 after withholding shares to the extent of minimum statutory withholding taxes.

(d)

 637,933 RSUs that vested during the period were net settled upon vesting by issuing 521,707 shares (net of minimum statutory tax withholding). 34,092 RSUs vested in the year ended December 31, 2019, shares in respect of which will be issued in 2020 after withholding shares to the extent of minimum statutory withholding taxes.

52,482 RSUs vested in the year ended December 31, 2016, 52,055 shares in respect of which were issued in 2018 after withholding shares to the extent of minimum statutory withholding taxes.

34,035 RSUs vested in the year ended December 31, 2016, 17,802 shares in respect of which were issued in 2017 after withholding shares to the extent of minimum statutory withholding taxes.

53,546 RSUs vested in the year ended December 31, 2015, 53,023 shares in respect of which were issued in 2017 after withholding shares to the extent of minimum statutory withholding taxes.

As of December 31, 2019, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $23,060, which will be recognized over the weighted average remaining requisite vesting period of 2.5 years.

Performance Units

The Company also grants stock awards in the form of performance units, or PUs, and has granted PUs under both the 2007 and 2017 Omnibus Plans.

Each PU represents the right to receive one common share at a future date based on the Company’s performance against specified targets. PUs granted to date have vesting schedules of six months to three years. The fair value of each PU is the market price of one common share of the Company on the date of grant and assumes that performance targets will be achieved. PUs granted under the plan are subject to cliff vesting. The compensation expense for such awards is recognized on a straight-line basis over the vesting term. During the performance period, the Company’s estimate of the number of shares to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.

A summary of PU activity during the years ended December 31, 2017, 2018 and 2019 is set out below:

	Year ended December 31, 2017
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2017	3,772,128	$23.04	5,524,114
Granted	1,811,292	25.22	3,622,584
Vested (Note b)	(1,136,047)	16.78	(1,136,047)
Forfeited (Note c)	(1,583,913)	27.57	(1,627,313)
Adjustment upon final determination of level of performance goal achievement (Note d)	37,480	25.22
Adjustment upon final determination of level of performance goal achievement (Note e)			(3,482,398)
Outstanding as of December 31, 2017	2,900,940	$24.40	2,900,940
Expected to vest (Note a)	2,657,685

18. Stock-based compensation (Continued)

	Year ended December 31, 2018
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2018	2,900,940	$24.40	2,900,940
Granted	1,682,740	30.62	3,365,480
Vested (Note f)	(1,087,751)	22.73	(1,087,751)
Forfeited	(258,237)	26.03	(305,737)
Adjustment upon final determination of level of performance goal achievement (Note g)	474,800	30.68
Adjustment upon final determination of level of performance goal achievement (Note h)			(1,160,530)
Outstanding as of December 31, 2018	3,712,402	$28.40	3,712,402
Expected to vest (Note a)	3,261,069
	Year ended December 31, 2019
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2019	3,712,402	$28.40	3,712,402
Granted	1,579,109	34.68	3,158,218
Vested (Note i)	(3,276)	27.47	(3,276)
Forfeited	(248,031)	29.04	(278,755)
Adjustment upon final determination of level of performance goal achievement (Note j)	1,018,260	34.72
Adjustment upon final determination of level of performance goal achievement (Note k)			(530,125)
Outstanding as of December 31, 2019	6,058,464	$31.07	6,058,464
Expected to vest (Note a)	5,507,640

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
(b)	Vested PUs were net settled upon vesting by issuing 731,701 shares (net of minimum statutory tax withholding).
(c)	Includes 1,443,624 target shares underlying PUs granted in 2016 which were forfeited for failure to achieve all of the threshold performance targets under such awards.
(d)

Represents a 2.7% increase in the number of target shares as a result of achievement of higher-than-target performance for certain PUs granted in 2017, partially offset by a 12.5% reduction as a result of achievement of lower-than-target performance for certain PUs granted in 2017.

(e)

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

(f)	Vested PUs were net settled upon vesting by issuing 691,958 shares (net of minimum statutory tax withholding).
(g)

Represents a 28.77% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2018 partially offset by an adjustment made in March 2018 to the number of shares subject to the PUs granted in 2017 upon certification of the level of achievement of the performance targets underlying such awards.

18. Stock-based compensation (Continued)

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

(i)	Vested PUs were net settled upon vesting by issuing 2,151 shares (net of minimum statutory tax withholding).
(j)

Represents a 66.67% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2019 partially offset by an adjustment made in March 2019 to the number of shares subject to the PUs granted in 2018 upon certification of the level of achievement of the performance targets underlying such awards

(k)

Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2019 based on the level of achievement of the performance goals. Also includes an adjustment made in March 2019 to the number of shares subject to the PUs granted in 2018 upon certification of the level of achievement of the performance targets underlying such awards.

As of December 31, 2019, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $76,386, which will be recognized over the weighted average remaining requisite vesting period of 1.8 years.

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

During the years ended December 31, 2017, 2018 and 2019, 190,435, 245,467 and 264,440 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the years ended December 31, 2017, 2018 and 2019 was $573, $802 and $1,083, respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

19. Capital stock

The Company’s authorized capital stock as of December 31, 2018 and 2019 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 189,346,101 and 190,118,181 common shares, and no preferred shares, issued and outstanding as of December 31, 2018 and 2019, respectively.

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

During the years ended December 31, 2019 and December 31, 2018, the Company also purchased 766,154 and 4,921,192  of its common shares, respectively, on the open market at a weighted average price of $39.16 and $31.30  per share, respectively, for an aggregate cash amount of $30,000 and $154,058, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the year ended December 31, 2017, December 31, 2018 and December 31, 2019, $16, $98 and $15, respectively, was deducted from retained earnings in direct costs related to share repurchases.

Approximately $274,042 remained available for share repurchases under our existing share repurchase program as of December 31, 2019. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date.

19. Capital stock (Continued)

Dividend

In February 2017, the Company’s board of directors approved a dividend program under which the Company paid a regular quarterly cash dividend of $0.06 per share to holders of its common shares, representing an annual dividend of $0.24 per share. On March 28, 2017, June 28, 2017, September 21, 2017, and December 20, 2017, the Company paid dividends of $0.06 per share, amounting to $11,957, $11,558, $11,581 and $11,590 in the aggregate, to shareholders of record as of March 10, 2017, June 12, 2017, September 8, 2017 and December 8, 2017, respectively.

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

On February 7, 2019, the Company announced that its Board of Directors had approved a 13% increase in its quarterly cash dividend to $0.085 per share, up from $0.075 per share in 2018, representing an annual dividend of $0.34 per common share, up from $0.30 per share in 2018, payable to holders of the Company’s common shares. On March 20, 2019, June 21, 2019, September 20, 2019 and December 18, 2019, the Company paid dividends of $0.085 per share, amounting to $16,119, $16,188, $16,208 and $16,156 in the aggregate, to shareholders of record as of March 8, 2019, June 12, 2019, September 11, 2019 and December 9, 2019, respectively.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,007,480, 2,410,230 and 1,809,069 for the years ended December 31, 2017, 2018 and 2019, respectively.

	Year ended December 31,
	2017	2018	2019
Net income available to Genpact Limited common shareholders	$263,111	$282,019	$304,881
Weighted average number of common shares used in computing basic earnings per common share	193,864,755	190,674,740	190,074,475
Dilutive effect of stock-based awards	3,184,797	3,305,298	5,086,380
Weighted average number of common shares used in computing dilutive earnings per common share	197,049,552	193,980,038	195,160,855
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$1.36	$1.48	$1.60
Diluted	$1.34	$1.45	$1.56

21. Cost of revenue

Cost of revenue consists of the following:

	Year ended December 31,
	2017	2018	2019
Personnel expenses	$1,153,479	$1,322,651	$1,687,896
Operational expenses	481,012	543,006	521,041
Depreciation and amortization	46,947	56,111	85,751
	$1,681,438	$1,921,768	$2,294,688

22. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Year ended December 31,
	2017	2018	2019
Personnel expenses	$501,059	$518,897	$592,827
Operational expenses	178,573	166,437	192,107
Depreciation and amortization	9,829	8,531	9,967
	$689,461	$693,865	$794,901

23. Other operating (income) expense, net

	Year ended December 31,
	2017	2018	2019
Other operating (income) expense*	$(7,277)	$(455)	$(34,545)
Provision for impairment of intangible assets and property, plant and equipment	9,311	4,265	3,511
Change in fair value of earn-out consideration and deferred consideration (relating to business acquisitions)	(3,695)	(5,655)	—
Other operating (income) expense, net	$(1,661)	$(1,845)	$(31,034)

*Includes a gain of $31,380 for the year ended December 31, 2019 on land rights transferred to a third-party real estate developer in exchange for an interest in commercial property being developed on the land.

24. Interest income (expense), net

Interest income (expense), net consists of the following:

	Year ended December 31,
	2017	2018	2019
Interest income	$8,182	$11,388	$7,321
Interest expense	(39,917)	(48,507)	(50,779)
Interest income (expense), net	$(31,735)	$(37,119)	$(43,458)

25. Income taxes

Income tax expense (benefit) for the years ended December 31, 2017, 2018 and 2019 is allocated as follows:

	Year ended December 31,
	2017	2018	2019

Income from continuing operations	$59,742	$80,763	$94,536
Other comprehensive income:
Unrealized gains (losses) on cash flow hedges	457	(6,647)	(4,058)
Retirement benefits	670	(1,407)	(2,720)
Retained earnings:
Reclassification from AOCI on early adoption of ASU 2018-02	—	2,265	—
Deferred tax expense recognized on adoption of ASU 2014-09	—	5,303	—
Accumulated Other Comprehensive Income:
Reclassification to retained earnings on early adoption of ASU 2018-02	—	(2,265)	—

25. Income taxes (Continued)

The components of income before income tax expense from continuing operations are as follows:

	Year ended December 31,
	2017	2018	2019
Domestic (U.S.)	$8,440	$49,986	$27,783
Foreign (other than U.S.)	312,143	312,035	371,634
Income before income tax expense	$320,583	$362,021	$399,417

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2017	2018	2019
Current tax expense :
Domestic (U.S. federal)	$3,380	$6,466	$2,854
Domestic (U.S. state)	1,268	3,508	3,908
Foreign (other than U.S.)	65,485	64,735	104,089
	$70,133	$74,709	$110,851
Deferred tax expense (benefit) :
Domestic (U.S. federal)	$3,549	$6,577	$2,669
Domestic (U.S. state)	(2,809)	(1,176)	(1,679)
Foreign (other than U.S.)	(11,131)	653	(17,305)
	$(10,391)	$6,054	$(16,315)
Total income tax expense (benefit)	$59,742	$80,763	$94,536

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to income before income taxes, as a result of the following:
	Year ended December 31,
	2017	2018	2019
Income before income tax expense	$320,583	$362,021	$399,417
Statutory tax rates	35%	21%	21%
Computed expected income tax expense	112,204	76,024	83,878
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	(25,224)	23,373	34,566
Tax benefit from tax holiday	(35,814)	(23,003)	(21,393)
Non-deductible expenses	3,985	3,245	2,152
Effect of change in tax rates	2,778	(147)	6,497
Change in valuation allowance	9,041	27,826	10,515
Unrecognized tax benefits	1,611	3,008	5,502
Employment related tax incentive	(1,918)	(3,243)	(5,239)
Other*	(6,921)	(26,320)	(21,942)
Reported income tax expense (benefit)	$59,742	$80,763	$94,536

*Following the transfer/closure of certain affiliated entities, deferred tax liabilities recorded against the outside basis difference were reversed amounting to $9,600, $18,510, $3,782 during the year ended December 31, 2017, 2018 and 2019. Additionally, during the year ended December 31, 2019 the company created a deferred tax asset on the impairment of one of its intercompany investments for income tax purposes amounting to $8,069. It was not more likely than not that the resulting net deferred tax asset would be realized. Therefore, a full valuation allowance was established to offset the reduction in deferred tax liabilities.

A portion of the profits of the Company’s operations is exempt from income tax in India.  One of the Company’s Indian subsidiaries has certain units eligible for a tax holiday as a special economic zone unit in respect of 100% of the export profits it generates for a period of 5 years from commencement, 50% of such profits for the next 5 years (year 6 to year 10 from commencement) and 50% of the profits for an additional period of 5 years (year 11 to year 15 from commencement), subject to the satisfaction of certain capital investment requirements. The tax holidays for the Company’s existing special economic zone units will begin to expire on March 31, 2022 and will have fully expired on March 31, 2034, assuming the Company satisfies the capital investment requirements.

25. Income taxes (Continued)

During the year ended December 31, 2019, the Indian tax authorities introduced a new tax regime under which a Company can elect to pay taxes at a lower tax rate by forgoing certain deductions and exemptions, including SEZ exemptions. The Company currently expects to elect out of applicable Indian tax holidays to benefit from the reduced tax rate after March 31, 2022.

The effect of the Indian tax holiday on both basic and diluted earnings per share was $0.18, $0.12 and $0.11, respectively, for the years ended December 31, 2017, 2018 and 2019.

The components of the Company’s deferred tax balances as of December 31, 2018 and 2019 are as follows:

	As of December 31,
	2018	2019
Deferred tax assets
Net operating loss carryforwards	$64,013	$66,448
Accrued expenses and other liabilities	36,812	50,678
Provision for doubtful debts	9,650	10,583
Property, plant and equipment and lease assets	7,904	11,569
Share-based compensation	18,236	30,192
Retirement benefits	7,559	11,332
Contract liabilities	3,150	4,437
Tax credit carryforwards	22,409	10,739
Other	9,557	12,934
Gross deferred tax assets	$179,290	$208,912
Less: Valuation allowance	(51,986)	(62,628)
Total deferred tax assets	$127,304	$146,284
Deferred tax liabilities
Intangible assets, net	$17,975	$24,819
Property, plant and equipment, net	5,493	6,067
Deferred cost	2,725	2,665
Investments in foreign subsidiaries not indefinitely reinvested	4,835	1,401
Derivative instruments	8,990	2,722
Goodwill	12,957	11,793
Other	7,843	11,092
Total deferred tax liabilities	$60,818	$60,559
Net deferred tax asset	$66,486	$85,725

	As of December 31,
Classified as	2018	2019
Deferred tax assets
Non-current	$74,566	$89,715
Deferred tax liabilities
Non-current	8,080	3,990
	$66,486	$85,725

The change in the Company’s total valuation allowance for deferred tax assets as of December 31, 2017, 2018 and 2019 is as follows:

	Year ended December 31,
	2017	2018	2019
Opening valuation allowance	$14,746	$24,549	$51,986
Reduction during the year	(3,957)	(2,307)	(4,240)
Addition during the year	13,760	29,744	14,882
Closing valuation allowance	$24,549	$51,986	$62,628

25. Income taxes (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible.

Management considers the scheduled reversal of deferred tax liabilities and projected taxable income in making this assessment. In order to fully realize a deferred tax asset, the Company must generate future taxable income prior to the expiration of the deferred tax asset under applicable law. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2019. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

  For the years ended December 31, 2017 and 2018 and 2019, the Company recognized net excess tax benefits of $1,723 and $2,131 and $2,743, respectively, in income tax expense attributable to continuing operations.

As of December 31, 2019, the Company’s deferred tax assets related to net operating loss carry-forwards of $268,412 amounted to $61,779 (excluding state net operating losses). Net operating losses of subsidiaries in the United Kingdom, Israel, South Africa, Hong Kong, Germany, Austria, New Zealand, the United States (for 2018) and Luxembourg (for 2016 and prior years) amounted to $166,816 and can be carried forward for an indefinite period.

The Company’s remaining tax loss carry-forwards expire as set forth in the table below:

	US - Federal	Europe	Others
Year ending December 31,
2020	$—	$—	$1,645
2021	—	948	676
2022	—	1,635	3,807
2023	—	3,803	831
2024	—	405	5,584
2025	—	—	2,897
2026	—	—	652
2027	—	—	4,436
2028	—	2	2,874
2029	—	—	196
2034	—	18,820	—
2035	—	11,954	—
2036	—	32,425	—
2037	7791	—	—
2038	—	—	45
2039	—	—	170
	$7,791	$69,992	$23,813

In the table above, “Europe” includes net operating losses of subsidiaries in Poland, the Czech Republic, Slovakia, Luxembourg and Portugal, while “Others” includes net operating losses of subsidiaries in Mexico, Japan, Philippines, China, India and Canada.

As of December 31, 2019, the Company had additional deferred tax assets for U.S. state and local tax loss carry-forwards amounting to $4,669 with varying expiration periods between 2020 and 2038.

25. Income taxes (Continued)

As of December 31, 2019, the Company had a total foreign tax credit carry-forward of $10,739 for subsidiaries in the United States, India and the Philippines, which will expire as set forth in the table below:

Year ending December 31,	Amount
2021	125
2027	2,431
2028	3,862
2029	3,745
2035	576
$10,739

With exceptions, the Company has not accrued any income, distribution or withholding taxes that would arise if the undistributed earnings of the Company’s foreign (non-Bermuda) subsidiaries that cannot be repatriated in a tax-free manner were to be repatriated. Due to the Company’s changing corporate structure, the various methods that are available to repatriate earnings, and uncertainty relative to the applicable taxes at the time of repatriation, it is not practicable to determine the amount of tax that would be imposed upon repatriation. If undistributed earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the company will accrue the applicable amount of taxes, the quantification of which is not practicable, associated with such earnings at that time.

As of December 31, 2019, $464,899 of the Company’s $467,096 in cash and cash equivalents was held by the Company’s foreign (non-Bermuda) subsidiaries. $25,543 of this cash is held by foreign subsidiaries for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $15,561 of retained earnings. $439,356 of the Company’s cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of the retained earnings of such foreign subsidiaries or is being indefinitely reinvested.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that took effect beginning in 2018, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

As a result of the reduction in the federal corporate income tax rate, the Company revalued its net deferred tax assets, excluding tax credits to the extent affected by changes in the law as of December 31, 2017. Based on this revaluation, the Company recorded a net income tax expense of $3,182 to reduce its net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017.

The Company reports its gain/loss on derivatives designated as cash flow hedges, actuarial gain/loss on retirement benefits and currency translation adjustment, net of income taxes to the extent applicable, in AOCI.

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

25. Income taxes (Continued)

The following table summarizes activities related to our unrecognized tax benefits from January 1 to December 31 for each of 2018 and 2019:

	2018	2019
Opening balance at January 1	$26,060	$26,722
Increase related to prior year tax positions, including recorded in acquisition accounting	1,851	1,684
Decrease related to prior year tax positions	(153)	(1,232)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(1,841)	(135)
Increase related to current year tax positions, including recorded in acquisition accounting	2,408	4,270
Effect of exchange rate changes	(1,603)	(280)
Closing balance at December 31	$26,722	$31,029

As of December 31, 2018 and 2019, the Company had unrecognized tax benefits amounting to $25,485 and $29,835, respectively, which, if recognized, would impact the effective tax rate.

As of December 31, 2018 and 2019, the Company had accrued $5,081 and $5,812, respectively, in interest relating to unrecognized tax benefits. During the years ended December 31, 2018 and 2019, the Company recognized $467 and $826, respectively, including exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2018 and 2019, the company had accrued $995 and $1,084, respectively, for penalties.

An affiliate of the Company in India received an assessment order in 2016 seeking to assess tax amounting to $114,867 (including interest to the date of the order) on certain transactions that occurred in 2013. This amount excludes penalty or interest accrued since the date of the order. The Company filed an appeal against this assessment order with the Commissioner Income Tax (Appeals), the first tax appellant authority in India, which has ruled against the Company. Subsequent to year end, the Company filed an appeal with the Income Tax Appellate Tribunal of India which has stayed the recovery of the demand subject to partial payment (approximately $28,050) and adjustment of tax refunds relating to other tax years (approximately $27,069). The Company paid the tax amount under protest on February 26, 2020. Based on its evaluation of the facts underlying the transaction and legal advice received to date, the Company believes that it is more likely than not that this transaction would not be subject to tax liability in India. Accordingly, no reserve has been provided as of December 31, 2019.

In the next twelve months and for all tax years that remain open to examinations by U.S. federal and various state, local, and other U.S. tax authorities, the Company estimates that it is reasonably possible that the total amount of its unrecognized tax benefits will vary. However, the Company does not expect significant changes within the next twelve months other than depending on the progress of tax matters or examinations with various tax authorities, which are difficult to predict.

With certain immaterial exceptions, the Company is no longer subject to U.S. federal, state and local or other U.S. income tax audits by taxing authorities for years prior to 2016. The Company’s subsidiaries in India and China are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2012 and January 1, 2010, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its reserves as additional information or events require.

26. Segment reporting

The Company manages various types of business process and information technology services in an integrated manner for clients in various industries and geographic locations. The Company's operating segments are significant strategic business units that align its products and services with how it manages its business, approaches key markets and interacts with its clients. Effective for the quarter and year ended December 31, 2019, the Company implemented operational changes in how its Chief Operating Decision Maker, or CODM, manages its businesses, including resource allocation and performance assessment. As a result of these changes, the Company now has three operating segments, representing the individual businesses that are run separately under the new structure.

The Company’s new reportable segments are as follows: (1) Banking, Capital Markets and Insurance (BCMI); (2) Consumer Goods, Retail, Life Sciences and Healthcare (CGRLH); and (3) High Tech, Manufacturing and Services (HMS).

The Company has restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company's consolidated statements of income, balance sheets or statements of cash flows.

The Company’s Chief Executive Officer, who has been identified as the CODM, reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations, which is a non-GAAP measure. The Company does not allocate and therefore the CODM does not evaluate foreign exchange gain/(losses), interest income/(expense), other income/(expense), or income taxes by segment. The Company’s operating assets are shared by multiple segments. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.

Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2019 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others*		Total
Revenues, net	1,078,844	1,107,534	1,348,635	(14,470)		3,520,543
Adjusted income from operations	115,998	161,515	238,129	43,199	#	558,841
Stock-based compensation						(83,885)
Amortization of acquired intangible assets (other than included above)						(31,458)
Acquisition-related expenses						(8,352)
Foreign exchange gains (losses), net						7,729
Interest income (expense), net						(43,458)
Income tax expense						(94,536)
Net income attributable to Genpact Limited shareholders						304,881

*Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents gains related to a transfer of land, government incentives and the impact of foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

26. Segment reporting (Continued)

#Includes $10,524 toward the accelerated charge of a contract cost asset relating to a wealth management platform used in the Company’s BCMI segment that the Company no longer plans to leverage beyond its current scope. If this charge had been recorded in the BCMI segment in the year ended December 31, 2019, AOI for the Company’s BCMI segment in 2019 would have been $105,474, with a corresponding increase in AOI of “Others” to $53,723.

Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2018 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others**	Total
Revenues, net	1,079,673	903,225	1,005,070	12,822	3,000,790
Adjusted income from 0perations	148,712	116,705	177,209	30,688	473,314
Stock-based compensation					(48,998)
Amortization of acquired intangible assets (other than included above)					(37,292)
Acquisition-related expenses					(2,362)
Foreign exchange gains (losses), net					15,239
Interest income (expense), net					(37,119)
Income tax expense					(80,763)
Net income attributable to Genpact Limited shareholders					282,019

**Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s three segments for management’s internal reporting purposes. AOI for Others primarily represents government incentives and the impact of foreign exchange fluctuations which are not allocated to the Company’s segments for management’s internal reporting purposes.

Revenues and adjusted income from operations for the Company’s segments for the year ended December 31, 2017 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others***	Total
Revenues, net	1,054,660	852,170	827,528	2,571	2,736,929
Adjusted income from operations	150,545	84,908	126,238	67,939	429,630
Stock-based compensation					(35,685)
Amortization of acquired intangible assets (other than included above)					(35,467)
Acquisition-related expenses					(5,886)
Foreign exchange gains (losses), net					1,996
Interest income (expense), net					(31,735)
Income tax expense					(59,742)
Net income attributable to Genpact Limited Shareholders					263,111

***Revenue, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s three segments for management’s internal reporting purposes. AOI for Others primarily represents government incentives and the impact of foreign exchange fluctuations which are not allocated to the Company’s segments for management’s internal reporting purposes.

26. Segment reporting (Continued)

Revenues from a single customer in the Company’s HMS segment comprised 9.8%, 8.9% and 13.6% of the Company’s consolidated total net revenues in 2017, 2018 and 2019, respectively.

Net revenues by service type are as follows:

	Year ended December 31,
	2017	2018	2019
Business process outsourcing	$2,264,335	$2,502,806	$2,974,212
Information technology services	472,594	497,984	546,331
Total net revenues	$2,736,929	$3,000,790	$3,520,543

These services are provided in each of the Company’s three segments.

Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2017	2018	2019
India	$1,712,783	$1,739,455	$1,890,897
Asia, other than India	286,338	327,462	356,726
North and Latin America	455,059	641,716	863,748
Europe	282,749	292,157	409,172
Total net revenues	$2,736,929	$3,000,790	$3,520,543

Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2018	2019
India	$130,824	$161,227
Asia, other than India	14,866	17,212
North and Latin America	46,763	58,499
Europe	20,262	17,097
Total	$212,715	$254,035

27. Net Revenues

Disaggregation of revenue

In the following tables, the Company’s revenue is disaggregated by customer classification.

	Year ended December 31,
	2017	2018	2019
GE	$ 269,217	$ 268,210	$ 478,091
Global Clients	2,467,712	2,732,580	3,042,452
Total net revenues	$ 2,736,929	$ 3,000,790	$ 3,520,543

27. Net Revenues (Continued)

Contract balances

Accounts receivable include amounts for services that the Company has performed but for which payment has not been received. The Company typically follows a 30-day billing cycle and, as such, at any point in time may have accrued up to 30 days of revenues that have not been billed. The Company has determined that in instances where the timing of revenue recognition differs from the timing of invoicing, the related contracts generally do not include a significant financing component. See Note 5 for details on the Company’s accounts receivable and reserve for doubtful receivables.

The following table provides details of the Company’s contract liabilities:

	As of December 31, 2018		As of December 31, 2019
Particulars	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue
Opening balance	$26,266	$101,785	$22,892	$95,648
Impact of opening balance offset with contract asset	—	21,348	3,821	25,604
Gross opening balance	$26,266	$123,133	$26,713	$121,252
Additions	33,328	67,838	48,285	101,976
Effect of business combinations	273	75	5,950	—
Revenue recognized	(32,091)	(68,697)	(23,614)	(48,671)
Currency translation adjustments	(1,063)	(1,097)	(1)	(160)
Gross closing balance	$26,713	$121,252	$57,333	$174,397
Impact of closing balance offset with contract asset	(3,821)	(25,604)	(12,515)	(43,289)
Closing balance (Note a)	$22,892	$95,648	$44,818	$131,108

(a) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of December 31, 2019:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$175,926	97,313	58,820	17,586	2,207

The following table provides details of the Company’s contract assets:

Particulars	As of December 31,2018	As of December 31,2019
Opening balance	$43,366	$45,035
Impact of opening balance offset with contract liabilities	21,348	29,425
Gross opening balance	$64,714	$74,460
Additions	48,216	66,396
Reduction in revenue recognized	(38,470)	(44,706)
Gross closing balance	$74,460	$96,150
Impact of closing balance offset with contract liabilities	(29,425)	(55,804)
Closing balance (Note b)	$45,035	$40,346

(b) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

27. Net Revenues (Continued)

The following table provides details of the company’s contract cost assets:

	As of December 31, 2018		As of December 31, 2019
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$23,227	$139,284	$25,891	$134,302
Closing balance	25,891	134,302	35,366	170,132
Amortization	14,788	70,775	17,684	70,001

28. Related party transactions

The Company has from time to time entered into related party transactions with Bain Capital Investors, LLC (“Bain”), which was an affiliate of significant shareholders of the Company until November 2019. During the year ended December 31, 2019, Bain’s affiliates sold their remaining shares in the Company, and Bain is no longer a related party. Accordingly, transactions between the Company and Bain or its affiliates are no longer presented as related party transactions.

The Company has entered into related party transactions with its non-consolidating affiliates.

The Company’s related party transactions can be categorized as follows:

Revenue from services

In the years ended December 31, 2017, 2018 and 2019, the Company recognized net revenues of $398, $714 and $478, respectively, from a client that is also a significant shareholder of the Company.

In the years ended December 31, 2017, the Company recognized net revenues of $5,400 from a client that was a non-consolidating affiliate of the Company. As of June 30, 2017, this non-consolidated affiliate ceased to be a related party.

Cost of revenue from services

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in cost of revenue. For the years ended December 31, 2017, 2018 and 2019, cost of revenue includes an amount of $2,043, $1,094 and $521, respectively, attributable to the cost of such services provided by the Company’s non-consolidating affiliates.

Selling, general and administrative expenses

The Company purchases certain services from its non-consolidating affiliates, mainly relating to training and recruitment, the costs of which are included in selling, general and administrative expenses. For the years ended December 31, 2017, 2018 and 2019, selling, general and administrative expenses include an amount of $315, $191 and $101, respectively, attributable to the cost of such services provided by the Company’s non-consolidating affiliates.

During the years ended December 31, 2017 and 2018, the Company engaged a significant shareholder of the Company to provide services to the Company at a cost of $57 and $30, respectively.

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

As of December 31, 2018 and 2019, the Company’s investments in its non-consolidating affiliates amounted to $836 and $0, respectively.

Others

During the year ended December 31, 2017, the Company entered into transactions with one of its non-consolidating affiliates for certain cost reimbursements amounting to $477.

During the year ended December 31, 2017, the Company entered into transactions with a client that is a significant shareholder of the Company for certain cost reimbursements amounting to $127.

29. Other Income (expense), net

	Year ended December 31,
	2017	2018	2019
Government incentives	$26,882	$36,099	$3,976
Other income/(expense)	(3,296)	(338)	1,810
Other Income (expense), net	$23,586	$35,761	$5,786

30. Commitments and contingencies

Capital commitments

As of December 31, 2018 and 2019, the Company has committed to spend $4,859 and $5,368, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $9,487 and $9,585 as of December 31, 2018 and 2019, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

Other commitments

Certain units of the Company’s Indian subsidiaries are established as Software Technology Parks of India units or Special Economic Zone (“SEZ”) units under the relevant regulations issued by the Government of India.  These units are exempt from customs and other duties on imported and indigenous capital goods, stores and spares.  SEZ units are also exempt from the goods and services tax that was introduced in India in 2017.  The Company has undertaken to pay taxes and duties, if any, in respect of capital goods, stores, spares and services consumed duty-free, in the event that certain terms and conditions are not fulfilled.

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

31. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019
Total net revenues	$809,206	$881,799	$888,799	$940,739	$3,520,543
Gross profit	$290,069	$310,555	$315,140	$310,091	$1,225,855
Income from operations	$90,072	$106,202	$113,584	$119,518	$429,376
Income before equity-method investment activity, net and income tax expense	$79,320	$94,970	$110,794	$114,349	$399,433
Net Income	$60,841	$73,722	$88,120	$82,198	$304,881
Net income attributable to Genpact Limited common shareholders	$60,841	$73,722	$88,120	$82,198	$304,881
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.32	$0.39	$0.46	$0.43	$1.60
Diluted	$0.31	$0.38	$0.45	$0.42	$1.56
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	189,451,845	190,163,359	190,599,049	190,083,647	190,074,475
Diluted	193,394,208	194,766,047	195,890,841	196,592,325	195,160,855

31. Quarterly financial data (unaudited) (Continued)

	Three months ended				Year ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Total net revenues	$688,912	$728,561	$747,978	$835,339	$3,000,790
Gross profit	$244,588	$265,663	$266,566	$302,205	$1,079,022
Income from operations	$63,761	$79,522	$94,028	$110,841	$348,152
Income before Equity method investment activity, net and income tax expense	$76,009	$81,668	$97,724	$106,632	$362,033
Net Income	$63,934	$64,574	$73,603	$79,147	$281,258
Net (income) loss attributable to redeemable non-controlling interest	$761	$-	$-	$-	$761
Net income attributable to Genpact Limited common shareholders	$64,695	$64,574	$73,603	$79,147	$282,019
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.34	$0.34	$0.39	$0.42	$1.48
Diluted	$0.33	$0.33	$0.38	$0.41	$1.45
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders
Basic	192,816,626	190,132,664	190,024,924	189,724,744	190,674,740
Diluted	196,288,569	193,365,974	193,115,769	193,149,836	193,980,038

32. Subsequent Events

Dividend

On February 6, 2020, the Company announced that its Board of Directors has approved an approximately 15% increase in its quarterly cash dividend, representing a planned annual dividend of $0.39 per common share, increased from $0.34 per common share in 2019. The Board of Directors also declared a dividend for the first quarter of 2020 of $0.0975 per common share, which will be paid on March 18, 2020 to shareholders of record as of the close of business on March 9, 2020. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

33. Guarantor financial information

Genpact Luxembourg S.à r.l. (the “Issuer”), a subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017 and $400,000 aggregate principal amount of 3.375% senior notes in November 2019. See Note 14 for additional information. The issuance is fully and unconditionally guaranteed by the Company. The Company has prepared the following condensed consolidating financial statements, which set forth consolidated financial statements of the Issuer, the Company as parent guarantor and the non-guarantor subsidiaries of the Company, as well as intercompany elimination adjustments relating to intercompany transactions. Investments in subsidiaries have been accounted for using the equity method.

Condensed Consolidating Balance Sheet

	As of December 31, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	7,435	$2,029	$457,632	$—	$467,096
Intercompany Accounts receivable, net	84,803	—	—	(84,803)	—
Accounts receivable, net	-	—	914,255	—	914,255
Intercompany loans	1,003,032	12,400	1,976,064	(2,991,496)	—
Intercompany other receivable	61,456	124,043	158,234	(343,734)	—
Prepaid expenses and other current assets	3,383	977	165,965	-	170,325
Total current assets	$1,160,109	$139,449	$3,672,150	$(3,420,033)	$1,551,676
Property, plant and equipment, Net	374	—	253,661	—	254,035
Operating lease right-of-use assets	—	—	330,854	—	330,854
Intercompany loans	100,000	—	500,000	(600,000)	—
Deferred tax assets	—	—	89,715	—	89,715
Investment in subsidiaries	583,600	3,362,390	644,554	(4,590,544)	—
Investment in debentures/bonds, intercompany	476,571	118,393	—	(594,964)	—
Intercompany other receivable	—	89,460	—	(89,460)	—
Intangible assets, net	—	—	230,861	—	230,861
Goodwill	—	—	1,574,466	—	1,574,466
Contract cost assets	—	—	205,498	—	205,498
Other assets	311	85	216,683	—	217,079
Total assets	$2,320,965	$3,709,777	$7,718,442	$(9,295,000)	$4,454,184

Liabilities and equity
Current liabilities
Short-term borrowings	$—	$—	$70,000	$—	$70,000
Current portion of Intercompany loans	232,027	1,971,037	788,432	(2,991,496)	—
Current portion of long-term debt	4,963	—	28,546	—	33,509
Accounts payable	1,176	122	20,683	—	21,981
Intercompany accounts payable	—	—	84,803	(84,803)	—
Income taxes payable	—	—	43,186	—	43,186
Intercompany other payable	56,936	110,974	175,824	(343,734)	—
Accrued expenses and other current liabilities	8,062	3,886	671,923	—	683,871
Operating leases liability	—	—	57,664	—	57,664
Total current liabilities	$303,164	$2,086,019	$1,941,061	$(3,420,033)	$910,211
Long-term debt, less current portion	833,358	—	506,438	—	1,339,796
Operating leases liability	—	—	302,100	—	302,100
Deferred tax liabilities	—	—	3,990	—	3,990
Intercompany other payable	—	—	89,460	(89,460)	—
Intercompany loans and debenture, less current portion	500,000	—	694,964	(1,194,964)	—
Other liabilities	—	217	208,699	—	208,916
Total liabilities	$1,636,522	$2,086,236	$3,746,711	$(4,704,456)	$2,765,013

Shareholders' equity	684,443	1,623,541	3,971,731	(4,590,544)	1,689,171
Total liabilities and equity	$2,320,965	$3,709,777	$7,718,442	$(9,295,000)	$4,454,184

33. Guarantor financial information (Continued) Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,797	$2,505	$353,094	$—	$368,396
Intercompany Accounts receivable, net	89,958	—	—	(89,958)	—
Accounts receivable, net	—	—	774,184	—	774,184
Intercompany loans	447,578	1,300	1,835,608	(2,284,486)	—
Intercompany other receivable	33,224	52,783	117,537	(203,544)	—
Prepaid expenses and other current assets	2,242	1,278	208,957	—	212,477
Total current assets	$585,799	$57,866	$3,289,380	$(2,577,988)	$1,355,057
Property, plant and equipment, Net	388	—	212,327	—	212,715
Intercompany loans	100,000	—	500,000	(600,000)	—
Deferred tax assets	—	—	74,566	—	74,566
Investment in subsidiaries	548,654	3,073,467	557,089	(4,179,210)	—
Investment in equity affiliates	—	—	836	—	836
Investment in debentures/bonds, intercompany	571,919	50,393	—	(622,312)	—
Intercompany other receivable	—	83,169	—	(83,169)	—
Intangible assets, net	—	—	177,087	—	177,087
Goodwill	—	—	1,393,832	—	1,393,832
Contract cost assets	—	—	160,193	—	160,193
Other assets	682	—	154,477	—	155,159
Total assets	$1,807,442	$3,264,895	$6,519,787	$(8,062,679)	$3,529,445

Liabilities and equity
Current liabilities
Short-term borrowings	$100,000	$—	$195,000	$—	$295,000
Current portion of Intercompany loans	128,572	1,849,537	306,377	(2,284,486)	—
Current portion of long-term debt	4,961	—	28,522	—	33,483
Accounts payable	1,636	520	40,428	—	42,584
Intercompany accounts payable	—	—	89,958	(89,958)	—
Income taxes payable	—	—	33,895	—	33,895
Intercompany other payable	47,844	70,973	84,727	(203,544)	—
Accrued expenses and other current liabilities	5,248	5,157	560,945	—	571,350
Total current liabilities	$288,261	$1,926,187	$1,339,852	$(2,577,988)	$976,312
Long-term debt, less current portion	440,665	—	534,980	—	975,645
Deferred tax liabilities	—	—	8,080	—	8,080
Intercompany other payable	—	—	83,169	(83,169)	—
Intercompany loans and debenture, less current portion	500,000	—	722,312	(1,222,312)	—
Other liabilities	197	154	164,875	—	165,226
Total liabilities	$1,229,123	$1,926,341	$2,853,268	$(3,883,469)	$2,125,263

Shareholders' equity	578,319	1,338,554	3,666,519	(4,179,210)	1,404,182
Total liabilities and equity	$1,807,442	$3,264,895	$6,519,787	$(8,062,679)	$3,529,445

33. Guarantor financial information (Continued) Condensed Consolidating Statement of Income (Loss)

	Year ended December 31, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$59,657	$—	$3,520,543	$(59,657)	$3,520,543
Cost of revenue	—	—	2,294,688	—	2,294,688
Gross profit	$59,657	$—	$1,225,855	$(59,657)	$1,225,855

Operating expenses:
Selling, general and administrative expenses	10,753	31,475	812,330	(59,657)	794,901
Amortization of acquired intangible assets	—	—	32,612	—	32,612
Other operating (income) expense, net	—	—	(31,034)	—	(31,034)
Income (loss) from operations	$48,904	$(31,475)	$411,947	—	$429,376
Foreign exchange gains (losses), net	613	119	6,997	—	7,729
Interest income (expense), net	(22,356)	—	(21,102)	—	(43,458)
Intercompany interest income (expense), net	76,905	(22,206)	(54,699)	—	—
Other income (expense), net	30	—	5,756	—	5,786
Income (loss) before equity-method investment activity, net and income tax expense	$104,096	$(53,562)	$348,899	—	$399,433
Gain (loss) on equity-method investment activity, net	21,599	358,443	97,580	(477,638)	(16)
Income before income tax expense	$125,695	$304,881	$446,479	$(477,638)	$399,417
Income tax expense	6,516	—	88,020	—	94,536
Net income	$119,179	$304,881	$358,459	$(477,638)	$304,881
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—
Net income attributable to Genpact Limited shareholders	$119,179	$304,881	$358,459	$(477,638)	$304,881

Condensed Consolidating Statement of Income (Loss)

	Year ended December 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$50,356	$—	$3,000,790	$(50,356)	$3,000,790
Cost of revenue	—	5,188	1,916,580	—	1,921,768
Gross profit	$50,356	$(5,188)	$1,084,210	$(50,356)	$1,079,022

Operating expenses:
Selling, general and administrative expenses	11,324	23,703	709,260	(50,422)	693,865
Amortization of acquired intangible assets	48	—	38,802	—	38,850
Other operating (income) expense, net	(17,599)	—	15,754	—	(1,845)
Income (loss) from operations	$56,583	$(28,891)	$320,394	$66	$348,152
Foreign exchange gains (losses), net	449	845	13,945	—	15,239
Interest income (expense), net	(16,504)	—	(20,615)	—	(37,119)
Intercompany interest income (expense), net	77,857	(19,279)	(58,578)	—	—
Other income (expense), net	—	—	35,761	—	35,761
Income (loss) before equity-method investment activity, net and income tax expense	$118,385	$(47,325)	$290,907	$66	$362,033
Gain (loss) on equity-method investment activity, net	62,501	346,960	123,291	(532,764)	(12)
Income before income tax expense	$180,886	$299,635	$414,198	$(532,698)	$362,021
Income tax expense	6,124	—	74,639	—	80,763
Net income	$174,762	$299,635	$339,559	$(532,698)	$281,258
Net loss attributable to redeemable non-controlling interest		—	761	—	761
Net income attributable to Genpact Limited shareholders	$174,762	$299,635	$340,320	$(532,698)	$282,019

33. Guarantor financial information (Continued) Condensed Consolidating Statement of Income (Loss)

	Year ended December 31, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$46,722	$—	$2,736,929	$(46,722)	$2,736,929
Cost of revenue	—	—	1,681,438	—	1,681,438
Gross profit	$46,722	$—	$1,055,491	$(46,722)	$1,055,491

Operating expenses:
Selling, general and administrative expenses	9,859	21,076	728,145	(69,619)	689,461
Amortization of acquired intangible assets	—	—	36,412	—	36,412
Other operating (income) expense, net	(3,412)	—	1,751	—	(1,661)
Income (loss) from operations	$40,275	$(21,076)	$289,183	$22,897	$331,279
Foreign exchange gains (losses), net	3,312	2	(1,318)	—	1,996
Interest income (expense), net	(11,375)	—	(20,360)	—	(31,735)
Intercompany interest income (expense), net	47,547	(10,148)	(37,399)	—	—
Other income (expense), net	18,391	—	5,195	—	23,586
Income (loss) before equity-method investment activity, net and income tax expense	$98,150	$(31,222)	$235,301	$22,897	$325,126
Gain (loss) on equity-method investment activity, net	(15,058)	294,333	75,657	(359,475)	(4,543)
Income before income tax expense	$83,092	$263,111	$310,958	$(336,578)	$320,583
Income tax expense	7,435	—	52,307	—	59,742
Net income	$75,657	$263,111	$258,651	$(336,578)	$260,841
Net loss attributable to redeemable non-controlling interest	—	—	2,270	—	2,270
Net income attributable to Genpact Limited shareholders	$75,657	$263,111	$260,921	$(336,578)	$263,111

33. Guarantor financial information (Continued) Condensed Consolidating Statement of Comprehensive Income (Loss)
	Year ended December 31, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders
Net income (loss)	$119,179	$304,881	$358,459	$(477,638)	$304,881
Other comprehensive income:
Currency translation adjustments	(10,079)	(20,297)	(20,297)	30,376	(20,297)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	1,484	2,343	2,343	(3,827)	2,343
Retirement benefits, net of taxes	(449)	(6,542)	(6,542)	6,991	(6,542)
Other comprehensive income (loss)	(9,044)	(24,496)	(24,496)	33,540	(24,496)
Comprehensive income (loss)	$110,135	$280,385	$333,963	$(444,098)	$280,385

	Year ended December 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$174,762	$299,635	$340,320	$(532,698)	$282,019	$(761)
Other comprehensive income:
Currency translation adjustments	(72,071)	(109,656)	(109,656)	181,727	(109,656)	(424)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	498	(46,293)	(46,293)	45,795	(46,293)	—
Retirement benefits, net of taxes	(190)	1,454	1,454	(1,264)	1,454	—
Other comprehensive income (loss)	(71,763)	(154,495)	(154,495)	226,258	(154,495)	(424)
Comprehensive income (loss)	$102,999	$145,140	$185,825	$(306,440)	$127,524	$(1,185)

	Year ended December 31, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non-Guarantor Subsidiaries	Eliminations	Genpact Limited Shareholders	Redeemable Non-controlling interest
Net income (loss)	$75,657	$263,111	$260,921	$(336,578)	$263,111	$(2,270)
Other comprehensive income:
Currency translation adjustments	74,716	93,871	93,871	(168,587)	93,871	(341)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	9,788	12,611	12,611	(22,399)	12,611	—
Retirement benefits, net of taxes	475	(3,787)	(3,787)	3,312	(3,787)	—
Other comprehensive income (loss)	84,979	102,695	102,695	(187,674)	102,695	(341)
Comprehensive income (loss)	$160,636	$365,806	$363,616	$(524,252)	$365,806	$(2,611)

33. Guarantor financial information (Continued) Condensed Consolidating Cash Flow

	Year ended December 31, 2019
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(476,680)	$24,890	$217,668	$662,010	$427,888
Investing activities
Purchase of property, plant and equipment	—	—	(74,927)	—	(74,927)
Payment for internally generated intangible assets (including intangibles under development)	—	—	(33,834)	—	(33,834)
Proceeds from sale of property, plant and equipment	—	—	1,750	—	1,750
Proceeds from sale of equity affiliates	—	—	2,168	—	2,168
Investment in subsidiaries	(10,050)	—	—	10,050	—
Payment for Purchase of bonds, intercompany	—	(103,100)	—	103,100	—
Proceeds from redemption of debentures/bonds, intercompany	86,818	35,100	—	(121,918)	—
Payment for business acquisitions, net of cash acquired	—	—	(252,276)	—	(252,276)
Net cash (used for) provided by investing activities	$76,768	$(68,000)	(357,119)	$(8,768)	$(357,119)
Financing activities
Repayment of capital lease obligations	—	—	(7,380)	—	(7,380)
Payment of debt issuance costs	(2,317)	—	—	—	(2,317)
Proceeds from long-term debt	400,000	—	—	—	400,000
Repayment of long-term debt	(5,000)	—	(29,000)	—	(34,000)
Proceeds from short-term borrowings	—	—	400,000	—	400,000
Repayment of Short-term borrowings	(100,000)	—	(525,000)	—	(625,000)
Proceeds from intercompany loans	108,455	128,500	517,367	(754,322)	—
Repayment of intercompany loans	(5,000)	(7,000)	(35,312)	47,312	—
Proceeds from issuance of common shares under stock-based compensation plans	—	19,670	—	—	19,670
Proceeds from issuance of common shares, intercompany	—	—	10,050	(10,050)	—
Payment for net settlement of stock-based awards	—	(3,850)	—	—	(3,850)
Payment of earn-out/deferred consideration	—	—	(12,790)	—	(12,790)
Dividend paid	—	(64,671)	(45,000)	45,000	(64,671)
Payment for stock repurchased and retired	—	(30,000)	—	—	(30,000)
Payment for expenses related to stock repurchase	—	(15)	—	—	(15)
Proceeds from issuance of bonds, intercompany	—	—	103,100	(103,100)	—
Repayment of debentures/bonds, intercompany	—	—	(121,918)	121,918	—
Net cash (used for) provided by financing activities	$396,138	$42,634	$254,117	$(653,242)	$39,647
Effect of exchange rate changes	(1,588)	—	(10,128)	—	(11,716)
Net increase (decrease) in cash and cash equivalents	(3,774)	(476)	114,666	—	110,416
Cash and cash equivalents at the beginning of the period	12,797	2,505	353,094	—	368,396
Cash and cash equivalents at the end of the period	$7,435	$2,029	$457,632	$—	$467,096

33. Guarantor financial information (Continued) Condensed Consolidating Cash Flow

	Year ended December 31, 2018
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(266,889)	$11,905	$25,399	$569,096	$339,511
Investing activities
Purchase of property, plant and equipment	—	—	(84,978)	—	(84,978)
Payment for internally generated intangible assets (including intangibles under development)	—	—	(75,439)	—	(75,439)
Proceeds from sale of property, plant and equipment	—	—	668	—	668
Investment in equity affiliates	—	—	—	—	—
Investment in subsidiaries	(97,730)	—	—	97,730	—
Dividend received	—	—	—	—	—
Proceeds from redemption of debentures/(payments) for issuance of bonds, intercompany	91,760	(50,393)	—	(41,367)	—
Payment for business acquisitions, net of cash acquired	—	—	(111,571)	—	(111,571)
Payment for purchase of redeemable non-controlling interest	—	—	(4,730)	—	(4,730)
Net cash (used for) provided by investing activities	$(5,970)	$(50,393)	(276,050)	$56,363	$(276,050)
Financing activities
Repayment of capital lease obligations	—	—	(2,395)	—	(2,395)
Payment of debt issuance costs	—	—	(4,293)	—	(4,293)
Proceeds from long-term debt	100,000	—	29,186	—	129,186
Repayment of long-term debt	(2,450)	—	(163,736)	—	(166,186)
Proceeds from short-term borrowings	100,000	—	150,000	—	250,000
Repayment of Short-term borrowings	—	—	(125,000)	—	(125,000)
Proceeds from intercompany loans	172,047	308,500	334,320	(814,867)	—
Repayment of intercompany loans	(81,479)	(56,500)	(107,792)	245,771	—
Proceeds from issuance of common shares under stock-based compensation plans	—	14,034	—	—	14,034
Proceeds from issuance of common shares, intercompany			113,954	(113,954)
Payment for net settlement of stock-based awards	—	(15,919)	—	—	(15,919)
Payment of earn-out/deferred consideration	(1,797)	—	(1,559)	—	(3,356)
Dividend paid	—	(57,102)	(16,224)	16,224	(57,102)
Payment for stock repurchased and retired	—	(154,058)	—	—	(154,058)
Payment for expenses related to stock repurchase	—	(98)	—	—	(98)
Payment for redemption of debentures/(proceeds) from issuance of bonds, intercompany	—	—	(41,367)	41,367	—
Net cash (used for) provided by financing activities	$286,321	$38,857	$165,094	$(625,459)	$(135,187)
Effect of exchange rate changes	(5,172)	—	(59,174)	—	(64,346)
Net increase (decrease) in cash and cash equivalents	13,462	369	(85,557)	—	(71,726)
Cash and cash equivalents at the beginning of the period	4,507	2,136	497,825	—	504,468
Cash and cash equivalents at the end of the period	$12,797	$2,505	$353,094	$—	$368,396

33. Guarantor financial information (Continued) Condensed Consolidating Cash Flow

	Year ended December 31, 2017
	Issuer/ Subsidiary	Parent/ Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash (used for) provided by operating activities	$(315,877)	$(8,345)	$511,847	$171,453	$359,078
Investing activities
Purchase of property, plant and equipment	—	—	(57,231)	—	(57,231)
Payment for internally generated intangible assets (including intangibles under development)	—	—	(16,441)	—	(16,441)
Proceeds from sale of property, plant and equipment	—	—	1,738	—	1,738
Investment in equity affiliates	(523)	—	27	—	(496)
Investment in subsidiaries	(3,638)	—	51,127	(47,489)	—
Payment for business acquisitions, net of cash acquired	—	—	(284,822)	—	(284,822)
Proceeds from divestiture of business, net of cash divested	—	—	(4,738)	—	(4,738)
Net cash (used for) provided by investing activities	$(4,161)	$—	$(310,340)	$(47,489)	$(361,990)
Financing activities
Repayment of capital lease obligations	—	—	(2,708)	—	(2,708)
Payment of debt issuance costs	(2,630)	—	—	—	(2,630)
Proceeds from long-term debt	350,000	—	—	—	350,000
Repayment of long-term debt	—	—	(40,000)	—	(40,000)
Proceeds from short-term borrowings	—	—	295,000	—	295,000
Repayment of short-term borrowings	—	—	(285,000)	—	(285,000)
Proceeds from intercompany loans	—	263,886	—	(263,886)	—
Repayment of intercompany loans	(35,000)	—	(80,328)	115,328	—
Proceeds from issuance of common shares under stock-based compensation plans	—	15,528	—	—	15,528
Payment for net settlement of stock-based awards	—	(10,296)	—	—	(10,296)
Payment of earn-out/deferred consideration	—	—	(6,219)	—	(6,219)
Dividend paid	—	(46,686)	—	—	(46,686)
Payment for stock repurchased and retired	—	(219,784)	—	—	(219,784)
Payment for expenses related to stock repurchase	—	(16)	—	—	(16)
Change in amounts due from/ due to consolidated affiliates	—	—	(24,594)	24,594	—
Excess tax benefit on stock-based compensation	—	—	—	—	—
Net cash (used for) provided by financing activities	$312,370	$2,632	$(143,849)	$(123,964)	$47,189
Effect of exchange rate changes	960	—	36,608	—	37,568
Net increase (decrease) in cash and cash equivalents	(7,668)	(5,714)	57,658	—	44,277
Cash and cash equivalents at the beginning of the period	11,215	7,849	403,559	—	422,623
Cash and cash equivalents at the end of the period	$4,507	$2,136	$497,825	$—	$504,468

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
President and Chief Executive Officer

Date: March 2, 2020

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

Signature	Title	Date

/s/ N.V. Tyagarajan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
N.V. Tyagarajan

/s/ Edward J. Fitzpatrick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
Edward J. Fitzpatrick

/s/ Robert G. Scott	Director	March 2, 2020
Robert G. Scott

/s/ Ajay Agrawal	Director	March 2, 2020
Ajay Agrawal

/s/ Stacey Cartwright	Director	March 2, 2020
Stacey Cartwright

/s/ Laura Conigliaro	Director	March 2, 2020
Laura Conigliaro

/s/ Carol Lindstrom	Director	March 2, 2020
Carol Lindstrom

/s/ James C. Madden	Director	March 2, 2020
James C. Madden

/s/ CeCelia Morken	Director	March 2, 2020
CeCelia Morken

/s/ Mark Nunnelly	Director	March 2, 2020
Mark Nunnelly

/s/ Mark Verdi	Director	March 2, 2020
Mark Verdi