Form 10-Q
period 2020-03-31
Genpact LTD
filed 2020-05-11
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2020

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

As of May 1, 2020, there were 190,423,868 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2019	As of March 31, 2020
Assets
Current assets
Cash and cash equivalents	4	$467,096	$401,624
Accounts receivable, net of reserve for doubtful receivables of $29,969 and allowance for credit losses of $33,724 as of December 31, 2019 and March 31, 2020, respectively	5	914,255	910,955
Prepaid expenses and other current assets	8	170,325	166,358
Total current assets		$1,551,676	$1,478,937

Property, plant and equipment, net	9	254,035	245,800
Operating lease right-of-use assets		330,854	342,377
Deferred tax assets	25	89,715	102,078
Intangible assets, net	10	230,861	215,036
Goodwill	10	1,574,466	1,554,679
Contract cost assets	20	205,498	211,066
Other assets, net of reserve for doubtful assets of $0 and allowance for credit losses of $2,153 as of December 31, 2019 and March 31, 2020, respectively		217,079	252,807
Total assets		$4,454,184	$4,402,780

Liabilities and equity
Current liabilities
Short-term borrowings	11	$70,000	$165,000
Current portion of long-term debt	12	33,509	33,517
Accounts payable		21,981	26,070
Income taxes payable	25	43,186	47,225
Accrued expenses and other current liabilities	13	683,871	611,145
Operating leases liability		57,664	61,100
Total current liabilities		$910,211	$944,057

Long-term debt, less current portion	12	1,339,796	1,331,689
Operating leases liability		302,100	310,829
Deferred tax liabilities	25	3,990	3,333
Other liabilities	14	208,916	239,793
Total liabilities		$2,765,013	$2,829,701

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 190,118,181 and 190,201,079 issued and outstanding as of December 31, 2019 and March 31, 2020, respectively		1,896	1,898
Additional paid-in capital		1,570,575	1,566,191
Retained earnings		648,656	666,816
Accumulated other comprehensive income (loss)		(531,956)	(661,826)
Total equity		$1,689,171	$1,573,079
Commitments and contingencies	28
Total liabilities and equity		$4,454,184	$4,402,780

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2019	2020
Net revenues	20	$809,206	$923,192
Cost of revenue	21	519,137	604,771
Gross profit		$290,069	$318,421
Operating expenses:
Selling, general and administrative expenses	22	191,402	197,342
Amortization of acquired intangible assets	10	8,509	10,741
Other operating (income) expense, net	23	86	(320)
Income from operations		$90,072	$110,658
Foreign exchange gains (losses), net		(3,432)	14,531
Interest income (expense), net	24	(11,123)	(11,696)
Other income (expense), net	27	3,803	(2,934)
Income before equity-method investment activity, net and income tax expense		$79,320	$110,559
Equity-method investment activity, net		4	—
Income before income tax expense		$79,324	$110,559
Income tax expense	25	18,483	24,861
Net income attributable to Genpact Limited shareholders		$60,841	$85,698
Net income available to Genpact Limited common shareholders		$60,841	$85,698
Earnings per common share attributable to Genpact Limited common shareholders	18
Basic		$0.32	$0.45
Diluted		$0.31	$0.44
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders	18
Basic		189,451,845	190,626,757
Diluted		193,394,208	196,532,513

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended March 31,
	2019	2020
Net income (loss)	$60,841	$85,698
Other comprehensive income:
Currency translation adjustments	10,491	(78,301)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	13,156	(53,105)
Retirement benefits, net of taxes	210	1,536
Other comprehensive income (loss)	23,857	(129,870)
Comprehensive income (loss)	$84,698	$(44,172)

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the three months ended March 31, 2019

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2019	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182
Issuance of common shares on exercise of options (Note 16)	135,535	1	2,658	—	-	2,659
Issuance of common shares under the employee stock purchase plan (Note 16)	64,869	1	1,939	—	—	1,940
Net settlement on vesting of restricted share units (Note 16)	113,204	1	(653)	—	—	(652)
Stock-based compensation expense (Note 16)	—	—	18,461	—	—	18,461
Comprehensive income (loss):
Net income (loss)	—	—	—	60,841	—	60,841
Other comprehensive income (loss)	—	—	—	—	23,857	23,857
Dividend ($0.085 per common share, Note 17)	—	—	—	(16,119)	—	(16,119)
Balance as of March 31, 2019	189,659,709	$1,891	$1,493,706	$483,175	$(483,603)	$1,495,169

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the three months ended March 31, 2020

(Unaudited)

(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2020	190,118,181	$1,896	$1,570,575	$648,656	$(531,956)	$1,689,171
Transition period adjustment pursuant to ASC 326, net of tax	—	—	—	(3,984)	—	(3,984)
Adjusted balance as of January 1, 2020	190,118,181	1,896	1,570,575	644,672	(531,956)	1,685,187
Issuance of common shares on exercise of options (Note 16)	87,528	1	1,248	—	—	1,249
Issuance of common shares under the employee stock purchase plan (Note 16)	81,289	1	2,813	—	—	2,814
Net settlement on vesting of restricted share units (Note 16)	54,167	1	(96)	—	—	(95)
Net settlement on vesting of performance units (Note 16)	902,102	9	(25,836)	—	—	(25,827)
Stock repurchased and retired (Note 17)	(1,042,188)	(10)	—	(44,990)	—	(45,000)
Expenses related to stock purchase (Note 17)	—	—	—	(21)	—	(21)
Stock-based compensation expense (Note 16)	—	—	17,487	—	—	17,487
Comprehensive income (loss):
Net income (loss)	—	—	—	85,698	—	85,698
Other comprehensive income (loss)	—	—	—	—	(129,870)	(129,870)
Dividend ($0.0975 per common share, Note 17)	—	—	—	(18,543)	—	(18,543)
Balance as of March 31, 2020	190,201,079	$1,898	$1,566,191	$666,816	$(661,826)	$1,573,079

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2019	2020
Operating activities
Net income attributable to Genpact Limited shareholders	$60,841	$85,698
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	21,919	28,494
Amortization of debt issuance costs (including loss on extinguishment of debt)	443	561
Amortization of acquired intangible assets	8,509	10,741
Reserve for doubtful receivables/allowance for credit losses	2,026	2,156
Unrealized loss (gain) on revaluation of foreign currency asset/liability	257	(9,655)
Stock-based compensation expense	18,461	17,487
Deferred tax expense (benefit)	(5,522)	(392)
Others, net	(508)	(348)
Change in operating assets and liabilities:
Increase in accounts receivable	(64,763)	(3,858)
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(36,220)	(84,098)
Increase (decrease) in accounts payable	(12,189)	4,557
Decrease in accrued expenses, other current liabilities, operating leases liability and other liabilities	(12,087)	(74,788)
Increase in income taxes payable	13,417	4,796
Net cash used for operating activities	$(5,416)	$(18,649)
Investing activities
Purchase of property, plant and equipment	(14,072)	(20,956)
Payment for internally generated intangible assets (including intangibles under development)	(7,914)	(3,236)
Proceeds from sale of property, plant and equipment	1,478	312
Payment for business acquisitions, net of cash acquired	(6,305)	—
Net cash used for investing activities	$(26,813)	$(23,880)
Financing activities
Repayment of finance lease obligations	(1,780)	(1,950)
Payment of debt issuance costs	—	(620)
Repayment of long-term debt	(8,500)	(8,500)
Proceeds from short-term borrowings	50,000	125,000
Repayment of short-term borrowings	(25,000)	(30,000)
Proceeds from issuance of common shares under stock-based compensation plans	4,599	4,063
Payment for net settlement of stock-based awards	(652)	(26,238)
Payment of earn-out consideration	(8,400)	—
Dividend paid	(16,119)	(18,543)
Payment for stock repurchased and retired	—	(45,000)
Payment for expenses related to stock repurchase	—	(21)
Net cash used for financing activities	$(5,852)	$(1,809)
Effect of exchange rate changes	(4,938)	(21,134)
Net decrease in cash and cash equivalents	(38,081)	(44,338)
Cash and cash equivalents at the beginning of the period	368,396	467,096
Cash and cash equivalents at the end of the period	$325,377	$401,624
Supplementary information
Cash paid during the period for interest	$8,486	$5,295
Cash paid during the period for income taxes, net of refund	$19,286	$69,357
Right-of-use assets acquired under finance leases	$1,433	$10,353

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has more than 97,500 employees serving clients in key industry verticals from more than 30 countries.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.

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

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles and goodwill, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, the measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(c) Business combinations, goodwill and other intangible assets

The Company accounts for its business combinations using the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is re-measured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. All assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition-related costs are expensed as incurred under selling, general and administrative expenses.

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

Intangible assets acquired individually or with a group of other assets or in a business combination and developed internally are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	1-11 years
Marketing-related intangible assets	2-8 years
Technology-related intangible assets	2-8 years

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

Costs incurred in connection with developing or obtaining software or technology for sale/lease to customers which are under development and not put to use are disclosed under “intangible assets under development.” Advances paid towards the acquisition of intangible assets outstanding as of each balance sheet date are disclosed under “intangible assets under development.”

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its customers. The General Electric Company (“GE”) accounted for 17% and 18% of the Company’s receivables as of December 31, 2019 and March 31, 2020, respectively. GE accounted for 13% of the Company’s revenues for each of the three month periods ended March 31, 2019 and 2020.

(e) Accounts receivable

Accounts receivable are recorded at the invoiced or to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses which are adjusted to current market conditions and a reasonable and supportable forecast. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

(f) Revenue Recognition

The Company derives its revenue primarily from business process management services, including analytics, consulting and related digital solutions and information technology services, which are provided primarily on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue upon the transfer of control of promised services to its clients in an amount that reflects the consideration the Company expects to receive in exchange for those services. Revenues from services rendered under time-and-materials and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for customization of applications, maintenance and support services. Revenues from these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for services rendered between the last billing date and the balance sheet date.

The Company’s contracts with its clients also include incentive payments received for discrete benefits delivered or promised to be delivered to the customer or service level agreements that could result in credits or refunds to the client. Revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

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

The Company enters into multiple-element revenue arrangements in which a client may purchase a combination of products or services. The Company determines whether each product or service promised to a client is capable of being distinct, and is distinct in the context of the contract. If not, the promised products or services are combined and accounted for as a single performance obligation. In the event of a multiple-element revenue arrangement, the Company allocates the arrangement consideration to separately identifiable performance obligations based on their relative stand-alone selling prices.

Certain contracts may include offerings such as sale of licenses, which may be perpetual or subscription-based. Revenue from distinct perpetual licenses is recognized upfront at the point in time when the software is made available to the customer. Revenue from distinct, non-cancellable, subscription-based licenses is recognized at the point in time it is transferred to the clients. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.

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

Client contracts sometimes include incentive payments received for discrete benefits delivered to the client or service level agreements that could result in credits or refunds to the client. Such amounts are estimated at contract inception and are adjusted at the end of each reporting period as additional information becomes available only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(g) Leases

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) the Company has the right to direct the use of the asset. At the inception of a lease, the consideration in the contract is allocated to each lease component based on its relative standalone price to determine the lease payments. Leases entered into prior to January 1, 2019 have been accounted for under ASC Topic 840, Lease Classification, and were not reassessed on adoption of ASC Topic 842, Leases, on January 1, 2019.

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

The Company has elected to not separate lease and non-lease components for all of its leases and to use the recognition exemptions for lease contracts that, at commencement date, have a lease term of 12 months or less and do not contain a purchase option (“short-term leases”).

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

For the quarter ended March 31, 2020, the COVID-19 pandemic has not triggered changes to the terms of any of the Company’s leases. While the Company does not currently expect any large-scale contraction in demand which could result in a reduction in the use of its physical infrastructure, changes in the Company’s business or client demand as a result of the COVID-19 pandemic could alter the Company’s plans for or use of its physical infrastructure in the long term.

(h) Changes in accounting policies

Except as described below, the Company has applied accounting policies consistently to all periods presented in these consolidated financial statements. The Company adopted ASC Topic 326, Financial Instruments—Credit Losses (“Topic 326”), effective January 1, 2020. As a result of the Company’s adoption of this new standard, current expected credit losses (“CECL”) are measured using lifetime “expected credit loss” methodology, replacing the incurred loss model that recognized losses only when they became probable and estimable. The Company changed its accounting policy for recognition and measurement of CECL as detailed below. Topic 326 is applicable to financial assets measured at amortized cost, such as accounts receivable (including deferred billings), contract assets, deposits, employee advances and cash and cash equivalents. It requires historical loss data to be adjusted to reflect changes in asset-specific considerations, current conditions and reasonable and supportable forecasts of future economic conditions. In order to analyze credit losses on financial assets, the Company applied a combination of methods, including the discounted cash flow and roll-rate methods, to determine expected credit losses. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company applied Topic 326 using the modified retrospective transition approach, which involves recognizing the cumulative effect of initial adoption of Topic 326 as an adjustment to its opening retained earnings as of January 1, 2020. Therefore, comparative information prior to the adoption date has not been adjusted.

As a result of adoption of ASC 326, the Company recognized an incremental allowance for credit losses on its accounts receivable and deferred billings of $4,185 and $734, respectively, resulting in an increase in deferred tax assets of $935 with a corresponding decrease in retained earnings of $3,984, net of deferred tax.

Credit losses (effective January 1, 2020)

The Company recognizes an allowance for credit losses for all debt instruments other than those held at fair value through profit or loss. The Company pools its accounts receivable and contract assets based on similar risk characteristics in estimating expected credit losses. Credit losses for accounts receivable and contract assets are based on the roll-rate method, and the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date. The Company has established a provision matrix based on historical credit loss experience, adjusted for forward-looking factors and the economic environment. The Company believes the most relevant forward-looking factors are economic environment, gross domestic product, inflation rates and unemployment rates for each of the countries in which the Company or its clients operate, and accordingly the Company adjusts historical loss rates based on expected changes in these factors. At every reporting date, observed historical default rates are updated to reflect changes in the Company’s forward-looking estimates.

Credit losses for other financial assets including deferred billings are based on the discounted cash flow (“DCF”) method. Under the DCF method, the allowance for credit losses reflects the difference between the contractual cash flows due in accordance with the contract and the present value of the cash flows expected to be collected. The expected cash flows are discounted at the effective interest rate of the financial asset. Such allowances are based on the credit losses expected to arise over the life of the asset which includes consideration of prepayments based on the Company’s expectation as of the balance sheet date.

A financial asset is written off when it is deemed uncollectable and there is no reasonable expectation of recovering the contractual cash flows. Expected recoveries of amounts previously written off, not to exceed the aggregate amounts previously written off, are included in determining the allowance at each reporting period.

Credit losses are presented as a credit loss expense within “Selling, general and administrative expenses.” Subsequent recoveries of amounts previously written off are credited against the same line item.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Impact on consolidated financial statements

The following table summarizes the impact of the Company’s adoption of Topic 326 on its consolidated financial statements as of January 1, 2020.

	As reported December 31, 2019	Adoption of Topic 326 Increase/(Decrease)	Balance as of January 1, 2020

Accounts receivable, net	914,255	(4,185)	910,070
Other assets	217,079	(734)*	216,345
Deferred tax assets	89,715	935	90,650
Retained earnings	648,656	(3,984)	644,672

*Represents the expected credit loss on deferred billings amounting to $7,858 included in “Other assets.”

(i) Recently issued accounting pronouncements

The authoritative bodies release standards and guidance which are assessed by management for impact on the Company’s consolidated financial statements.

The Company has adopted the following recently released accounting standards:

The Company adopted ASC Topic 842, Leases, with a date of initial application of January 1, 2019, using the modified retrospective approach. The significant accounting policy for leases is outlined in section (g) above.

In March 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2019-01, Leases (Topic 842): Codification Improvement. The new standard contains several amendments to clarify the codification more generally and/or to correct unintended applications of the guidance. The changes in the new standard eliminate the requirement for transition disclosures related to Topic 250-10-50-3. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early application is permitted. In the quarter ended March 31, 2019, the Company adopted ASU 2019-01 effective January 1, 2019 and no prior periods have been adjusted.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The amendment expands an entity’s ability to hedge accounting to non-financial and financial risk components and requires changes in the fair value of hedging instruments to be presented in the same income statement line as a hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. The ASU must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. The ASU was effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. On January 1, 2019, the Company assessed the impact of this ASU and concluded that it does not have any impact on its consolidated results of operations, cash flows, financial position and or disclosures.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. The S-X Rule 3-04 requires the presentation of changes in stockholders’ equity in the form of a reconciliation of the beginning balance to the ending balance for each period for which a statement of income is required to be filed with all significant reconciling items. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on January 1, 2019. This guidance was effective immediately upon issuance. The additional elements of the ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position and or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of credit losses on financial instruments.” The ASU requires measurement and recognition of expected credit losses for financial assets held by the Company. The ASU requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. The ASU became effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020.

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

The Company adopted ASU 2016-13, ASU 2019-05 and ASU 2019-11 beginning January 1, 2020, including interim periods in fiscal year 2020. The cumulative impact of the adoption of these standards has been described in section (h) above.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirements with respect to fair value measurements. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. The Company assessed the impact of this ASU and concluded that it does not have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” The ASU modifies the capitalization requirements with respect to implementation costs incurred by the customer in a hosting arrangement that is a service contract. The ASU is effective for the Company beginning January 1, 2020. The Company assessed the impact of this ASU and concluded that it does not have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The ASU provides additional guidance on the recognition of credit losses and addresses partial-term fair value hedges, fair value hedge basis adjustments and certain transition requirements, among other things. The ASU also addresses the scope of the guidance on the requirement for re-measurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which foreign currency-denominated equity securities must be re-measured at historical exchange rates. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. The Company assessed the impact of this ASU and concluded that it does not have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In November 2019, the FASB issued ASU No. 2019-08, “Codification Improvements—Share-Based Consideration Payable to a Customer.” The ASU clarifies that share-based consideration payable to a customer is measured in accordance with guidance under AC 718--Share based payments. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. The Company assessed the impact of this ASU and concluded that it does not have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”. This ASU removes certain exceptions for investments, intra-period tax allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning January 1, 2021. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position or disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

 In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments.” This ASU represents changes to clarify or improve the Codification. The amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications in relation to financial instruments. This guidance was effective immediately upon issuance. The additional elements of the ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position and or disclosures.

 In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through 31 December 2022. The Company is still in the process of assessing the optional adoption of this ASU.

(j) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period. The impact of such reclassifications on the consolidated financial statements is not material.

3. Business acquisitions

(a) Rightpoint Consulting, LLC

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers was $248,470, resulting in a payable of $22,199, which is outstanding as of March 31, 2020. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition is expected to expand the Company’s capabilities in improving customer experience.

The securities purchase agreement between the Company and the selling equity holders of Rightpoint provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options for a three-year rollover period and receive cash consideration at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21,500 over the rollover period of three years. The amount of deferred earnout consideration ultimately payable by the Company to the selling equity holders of Rightpoint will be based on the future revenue multiple of the acquired business and is included in the purchase consideration outstanding as of March 31, 2020. Additionally, under the purchase agreement the selling equity holders are obligated to sell their rollover interests to the Company. Accordingly, the Company has obtained control over 100% of the outstanding equity/limited liability company interests of Rightpoint as of December 31, 2019.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

In connection with this acquisition, the Company recorded $46,000 in customer-related intangibles and $29,000 in marketing-related intangibles which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $182,834 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the Banking, Capital Market and Insurance (“BCMI”) segment in the amount of $17,525, to the Consumer Goods, Retail, Life Sciences and Healthcare (“CGRLH”) segment in the amount of $44,365 and to the High Tech, Manufacturing and Services (“HMS”) segment in the amount of $120,944. Of the total goodwill arising from this acquisition, $97,833 is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

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

(b) riskCanvas Holdings, LLC

On January 7, 2019, the Company acquired 100% of the outstanding equity interests in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5,747. This amount includes cash consideration of $5,700, net of adjustment for working capital. No portion of the total consideration, payable in cash, was unpaid as of March 31, 2020. This acquisition expands the Company’s services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances its consulting capabilities for clients in the financial services industry.

In connection with this acquisition, the Company recorded $1,700 in customer-related intangibles, $1,400 in software-related intangibles and $100 in restrictive covenants. Goodwill arising from the acquisition amounting to $2,547, which has been allocated to the Company’s BCMI reporting segment and is deductible for income tax purposes. The goodwill primarily represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

	As of December 31,	As of March 31,
	2019	2020

Cash and other bank balances	467,096	401,624
Total	$467,096	$401,624

5. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses:

	Year ended December 31, 2019	Three months ended March 31, 2020
Opening balance as of January 1	$23,960	$29,969
Transition period adjustment on accounts receivables (through retained earnings) pursuant to ASC 326	—	4,185
Adjusted balance as of January 1	$23,960	$34,154
Additions due to acquisitions	1,004	—
Additions charged/reversal released to cost and expense	7,443	737
Deductions/effect of exchange rate fluctuations	(2,438)	(1,167)
Closing balance	$29,969	$33,724

Accounts receivable were $944,224 and $944,679, reserve for doubtful receivables was $29,969 and allowance for credit losses was $33,724, resulting in net accounts receivable balances of $914,255 and $910,955 as of December 31, 2019 and March 31, 2020, respectively.

In addition, deferred billings were $7,858 and $15,884, reserve for doubtful assets was $0 and allowance for credit losses was $2,153 as of December 31, 2019 and March 31, 2020, respectively. Total credit losses of $2,153 as of March 31, 2020 includes $734 as a transition date adjustment through retained earnings pursuant to the adoption of ASC 326 and $1,419 as a current period charge. The deferred billings and related allowance for credit losses are included under “other assets” in the consolidated balance sheet as of March 31, 2020.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2019 and March 31, 2020:

	As of December 31, 2019
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$21,309	$—	$21,309	$—
Deferred compensation plan assets (Note a, e)	11,208	—	—	11,208
Total	$32,517	$—	$21,309	$11,208
Liabilities
Earn-out consideration (Note b, d)	$22,184	$—	$—	$22,184
Derivative instruments (Note b, c)	24,239	—	24,239	—
Deferred compensation plan liability (Note b, f)	10,943	—	—	10,943
Total	$57,366	$—	$24,239	$33,127

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

	As of March 31, 2020
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$9,202	$—	$9,202	$—
Deferred compensation plan assets (Note a, e)	$10,635	$—	$—	$10,635
Total	$19,837	$—	$9,202	$10,635
Liabilities
Earn-out consideration (Note b, d)	$22,409	$—	$—	$22,409
Derivative instruments (Note b, c)	$94,853	$—	$94,853	$—
Deferred compensation plan liability (Note b, f)	$17,583	$—	$—	$17,583
Total	$134,845	$—	$94,853	$39,992
(a)	Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.
(b)	Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2019 and 2020:

	Three months ended March 31,
	2019	2020
Opening balance	$17,073	$22,184
Earn-out consideration payable in connection with acquisitions	—	—
Payments made on earn-out consideration (Note a)	(10,000)	—
Change in fair value of earn-out consideration (Note b)	—	—
Others (Note c)	403	225
Closing balance	$7,476	$22,409

(a)     Includes an interest payment on earn-out consideration in excess of the acquisition date fair value, which is included in “cash flows from operating activities” amounting to $1,600 and $0 for the three months ended March 31, 2019 and 2020, respectively.

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

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2019 and 2020:

	Three months ended March 31,
	2019	2020
Opening balance	$1,613	$11,208
Additions (net of redemption)#	6,165	985
Change in fair value of deferred compensation plan assets (Note a)	288	(1,558)
Closing balance	$8,066	$10,635

# The Company accrued a liability of $7,248 during the quarter ended March 31, 2020 and a corresponding amount was paid to the plan after March 31, 2020.

(a)	Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2019 and 2020:

	Three months ended March 31,
	2019	2020
Opening balance	$1,582	$10,943
Additions (net of redemption)	6,165	8,187
Change in fair value of deferred compensation plan liabilities (Note a)	188	(1,547)
Closing balance	$7,935	$17,583

(a)	Changes in the fair value of deferred compensation liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

7.	Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows and interest rates. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 45 months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,305,000	$1,202,000	$(5,740)	$(69,021)
United States Dollars (sell) Philippines Peso (buy)	66,600	56,700	462	(137)
Euro (sell) United States Dollars (buy)	122,337	158,283	4,135	6,536
Singapore Dollars (buy) United States Dollars (sell)	10,017	10,017	38	(511)
Euro (sell) Romanian Leu (buy)	26,918	29,746	(314)	(356)
Japanese Yen (sell) Chinese Renminbi (buy)	29,350	22,029	(258)	(452)
Pound Sterling (sell) United States Dollars (buy)	9,089	6,822	383	699
Australian Dollars (sell) United States Dollars (buy)	35,972	2,300	1,924	253
United States Dollars (sell) Hungarian Font (buy)	20,500	19,500	162	(1,751)
Hungarian Font (Sell) Euro (buy)	9,534	9,364	(157)	397
Australian Dollars (sell) Indian Rupees (buy)	—	29,750	—	(90)
Interest rate swaps (floating to fixed)	477,604	495,149	(3,565)	(21,218)
			(2,930)	(85,651)

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020
Assets
Prepaid expenses and other current assets	$16,214	$6,625	$2,009	$1,388
Other assets	$3,086	$1,189	$—	$—
Liabilities
Accrued expenses and other current liabilities	$6,152	$35,536	$814	$16,173
Other liabilities	$17,273	$43,144	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended March 31,
	2019			2020
	Before Tax Amount	Tax (Expense) or Benefit*	Net of tax Amount	Before Tax Amount	Tax (Expense) or Benefit*	Net of tax Amount
Opening balance	$(2,411)	$(5,524)	$(7,935)	$(4,126)	$(1,466)	$(5,592)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	3,193	(1,571)	1,622	3,740	(961)	2,779
Changes in fair value of effective portion of outstanding derivatives, net	18,402	(3,624)	14,778	(63,000)	12,674	(50,326)
Gain (loss) on cash flow hedging derivatives, net	15,209	(2,053)	13,156	(66,740)	13,635	(53,105)
Closing balance	$12,798	$(7,577)	$5,221	$(70,866)	$12,169	$(58,697)

*The tax (expense) benefit includes the effect of novating certain hedging instruments as part of an intercompany transfer.

The Company’s gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss) recognized in OCI on Derivatives		Location of Gain (Loss)	Amount of Gain (Loss) reclassified from OCI into Statement of Income
Derivatives in	(Effective Portion)		reclassified	(Effective Portion)
Cash Flow	Three months ended		from OCI into	Three months ended
Hedging	March 31,		Statement of Income	March 31,
Relationships	2019	2020	(Effective Portion)	2019	2020
Forward foreign exchange contracts	$20,583	$(45,707)	Revenue	$973	$2,032
Interest rate swaps	(2,181)	(17,293)	Cost of revenue	644	1,026
			Selling, general and administrative expenses	160	323
			Interest expense	1,416	359
	$18,402	$(63,000)		$3,193	$3,740

There were no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three months ended March 31, 2019 and 2020, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2019	2020
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$3,660	$(14,759)
Forward foreign exchange contracts (Note b)	Foreign exchange gains (losses), net	—	3,963
		$3,660	$(10,796)

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

(b)

These forward foreign exchange contracts were initially designated as cash flow hedges under ASC guidance on derivatives and hedging. These contracts were terminated because certain forecasted transactions were no longer expected to occur and therefore hedge accounting was no longer applied. Subsequently the realized gains (losses) are recorded in foreign exchange (gains) losses net in the consolidated statements of income.

In connection with the COVID-19 pandemic, the Company has reevaluated its hedging arrangements. The Company has considered the effect of changes, if any, in both counterparty credit risk and the Company’s own non-performance risk while assessing hedge effectiveness and measuring hedge ineffectiveness. The Company believes that its hedges continue to be effective after taking into account the expected impact of the COVID-19 pandemic on the Company’s hedged transactions.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of March 31,
	2019	2020
Advance income and non-income taxes	$43,763	$57,283
Contract asset (Note 20)	19,170	21,466
Prepaid expenses	29,734	34,423
Derivative instruments	18,223	8,013
Employee advances	4,209	4,533
Deposits	1,784	3,579
Advances to suppliers	4,289	1,369
Others	49,153	35,692
	$170,325	$166,358

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31,	As of March 31,
	2019	2020
Property, plant and equipment, gross	$744,161	$728,319
Less: Accumulated depreciation and amortization	(490,126)	(482,519)
Property, plant and equipment, net	$254,035	$245,800

Depreciation expense on property, plant and equipment for the three months ended March 31, 2019 and 2020 was $13,416 and $15,716, respectively.   Computer software amortization for the three months ended March 31, 2019 and 2020 amounted to $2,968 and $3,007, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(33) and $(44) for the three months ended March 31, 2019 and 2020.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2019 and three months ended March 31, 2020:

	For the year ended December 31,	For the three months ended March 31,
	2019	2020
Opening balance	$1,393,832	$1,574,466
Goodwill relating to acquisitions consummated during the period	185,381	—
Impact of measurement period adjustments	(988)	—
Effect of exchange rate fluctuations	(3,759)	(19,787)
Closing balance	$1,574,466	$1,554,679

The following table presents the changes in goodwill by reporting unit for the three months ended March 31, 2020:

	BCMI	CGRLH	HMS	Total
Opening balance	$417,213	555,130	602,123	1,574,466
Goodwill relating to acquisitions consummated during the period	—	—	—	—
Impact of measurement period adjustments	—	—	—	—
Effect of exchange rate fluctuations	(5,683)	(7,262)	(6,842)	(19,787)
Closing balance	$411,530	547,868	595,281	1,554,679

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2019:

	BCMI	CGRLH	HMS	Total
Opening balance	$398,601	512,296	482,935	1,393,832
Goodwill relating to acquisitions consummated during the period	20,072	44,365	120,944	185,381
Impact of measurement period adjustments	(380)	(151)	(457)	(988)
Effect of exchange rate fluctuations	(1,080)	(1,380)	(1,299)	(3,759)
Closing balance	$417,213	555,130	602,123	1,574,466

The total amount of goodwill deductible for tax purposes was $282,524 and $275,943 as of December 31, 2019 and March 31, 2020, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The Company’s intangible assets are as follows:

	As of December 31, 2019			As of March 31,2020
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$415,386	$325,910	$89,476	$407,549	$327,266	$80,283
Marketing-related intangible assets	84,169	54,031	30,138	83,791	55,426	28,365
Technology-related intangible assets	149,262	61,150	88,112	156,400	68,734	87,666
Intangible assets under development	26,646	3,511	23,135	18,722	—	18,722
	675,463	444,602	$230,861	$666,462	$451,426	$215,036

Amortization expenses for intangible assets acquired as a part of business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2019 and 2020 were $8,509 and $10,741, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended March 31, 2019 and 2020 were $3,645 and $6,906, respectively.

Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(7) and $(17) for the three months ended March 31, 2019 and 2020, respectively.

During the first quarter of 2020, the Company reviewed the carrying value of intangibles and goodwill due to the events and circumstances surrounding the COVID-19 pandemic. The Company has used internal and external information, including recently signed client engagements for which service delivery has not yet begun and projections adjusted to meet economic forecasts, for the purpose of computation and developing assumptions. No impairment loss on the Company’s intangible assets or goodwill during the three months ended March 31, 2020 was recorded as a result of such review and no change in amortization method or period was required for the intangible assets.

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2019 and March 31, 2020, the limits available were $14,307 and $13,989, respectively, of which $7,486 and $7,292, respectively, was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in Note 12.  Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2019 and March 31, 2020. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2019 and March 31, 2020.  As of December 31, 2019 and March 31, 2020, a total of $72,098 and $167,639, respectively, was utilized, of which $70,000 and $165,000, respectively, constituted funded drawdown and $2,098 and $2,639, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the three months ended March 31, 2020, the Company was in compliance with the financial covenants of the credit agreement.

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

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 Facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 Facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement.  These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. For the quarter ended March 31, 2020, the Company was in compliance with the terms of the credit agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the amended credit agreement.

As of December 31, 2019 and March 31, 2020, the amount outstanding under the term loan, net of debt amortization expense of $1,641 and $1,516, was $627,359 and $618,984, respectively. As of December 31, 2019 and March 31, 2020, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum. Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of March 31, 2020 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of March 31, 2020, net of debt amortization expense, is as follows:

Year ended	Amount
2020	25,133
2021	33,537
2022	33,564
2023	526,750
Total	$618,984

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt (Continued)

Genpact Luxembourg S.à.r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”), and $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes” and together with the 2017 Senior Notes, the “Senior Notes”). These issuances were fully guaranteed by the Company. The total debt issuance cost of $2,642 and $2,937 incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the lives of the Senior Notes as an additional interest expense. As of December 31, 2019 and March 31, 2020, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $1,186 and $1,055, respectively, was $348,814 and $348,945, respectively, which is payable on April 1, 2022. As of December 31, 2019 and March 31, 2020, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2,868 and $2,723, was $397,132 and $397,277, respectively. The Issuer will pay interest on the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year and on the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity dates of April 1, 2022 and December 1, 2024, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2017 Senior Notes, March 1, 2022, and in the case of the 2019 Senior Notes, November 1, 2024, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets. During the three months ended March 31, 2020, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%.

A summary of the company’s long-term debt is as follows:

	As of December 31, 2019	As of March 31, 2020
Credit facility, net of debt amortization expense	627,359	618,984
Senior Notes 3.70%, net of debt amortization expense	348,814	348,945
Senior Notes 3.375%, net of debt amortization expense	397,132	397,277
Total	$ 1,373,305	$ 1,365,206
Current portion	33,509	33,517
Non-current portion	1,339,796	1,331,689
Total	$ 1,373,305	$ 1,365,206

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of March 31,
	2019	2020
Accrued expenses	$178,845	$151,223
Accrued employee cost	273,506	139,048
Earn-out consideration	6,384	6,393
Statutory liabilities	62,350	77,187
Retirement benefits	2,263	1,696
Compensated absences	26,116	26,221
Derivative instruments	6,966	51,709
Contract liabilities (Note 20)	97,313	121,316
Finance leases liability	9,740	11,634
Other liabilities	20,388	24,718
	$683,871	$611,145

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of March 31,
	2019	2020
Accrued employee cost	$8,729	$10,962
Earn-out consideration	15,800	16,016
Retirement benefits	13,162	12,528
Compensated absences	35,029	34,182
Derivative instruments	17,273	43,144
Contract liabilities (Note 20)	78,613	70,923
Finance leases liability	20,725	25,868
Others	19,585	26,170
	$208,916	$239,793

15. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other schemes covering its employees.

Defined benefit plans

In accordance with Indian law, the Company maintains a defined benefit retirement plan covering substantially all of its Indian employees. In accordance with Mexican law, the Company provides termination benefits to all of its Mexican employees. In addition, certain of the Company’s subsidiaries in the Philippines, Israel and Japan sponsor defined benefit retirement programs.

Net defined benefit plan costs for the three months ended March 31, 2019 and 2020 include the following components:

	Three months ended March 31,
	2019	2020
Service costs	$1,973	$2,927
Interest costs	1,072	1,357
Amortization of actuarial loss	317	651
Expected return on plan assets	(633)	(1,181)
Net defined benefit plan costs	$2,729	$3,754

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

 15. Employee benefit plans (Continued)

Defined contribution plans

During the three months ended March 31, 2019 and 2020, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2019	2020
India	$6,565	$8,201
U.S.	4,326	4,423
U.K.	2,423	2,973
China	4,773	3,923
Other regions	1,069	2,115
Total	$19,156	$21,635

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

The liability for the deferred compensation plan was $10,943 and $17,583 as of December 31, 2019 and March 31, 2020, respectively, and is included in “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $11,208 and $10,635 as of December 31, 2019 and March 31, 2020, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the three months ended March 31, 2019 and 2020, the change in the fair value of Plan assets was $288 and $(1,558), respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended March 31, 2019 and 2020, the change in the fair value of deferred compensation liabilities was $188 and $(1,547), respectively, which is included in “selling, general and administrative expenses.”

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

Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2019 and March 31, 2020 were $18,231 and $17,135, respectively.  These costs have been allocated to “cost of revenue” and “selling, general, and administrative expenses.”

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

The following table shows the significant assumptions used in determining the fair value of options granted in the three months ended March 31, 2019 and March 31, 2020. 1,771,068 options were granted in the three months ended March 31, 2019.

	Three months ended March 31, 2019	Three months ended March 31, 2020
Dividend yield	1.08%	0.89%
Expected life (in months)	84	84
Risk-free rate of interest	2.63%	1.50%
Volatility	21.38%	20.96%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the three months ended March 31, 2020 is set out below:

	Three months ended March 31, 2020
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2020	8,360,212	$25.33	6.5	$—
Granted	431,924	43.94	—	—
Forfeited	(572,261)	27.98	—	—
Expired	—	—	—	—
Exercised	(87,528)	14.27	—	1,307
Outstanding as of March 31, 2020	8,132,347	$26.25	6.4	$34,731
Vested as of March 31, 2020 and expected to vest thereafter (Note a)	7,801,794	$25.99	6.4	$34,397
Vested and exercisable as of March 31, 2020	3,318,511	$19.72	3.5	$31,454
Weighted average grant date fair value of grants during the period	$9.72

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of March 31, 2020, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $25,809, which will be recognized over the weighted average remaining requisite vesting period of 3.5 years.

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the three months ended March 31, 2020 is set out below:

	Three months ended March 31, 2020
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	1,261,706	$31.41
Granted	6,598	30.31
Vested (Note a)	(15,200)	25.31
Forfeited	(518)	25.53
Outstanding as of March 31, 2020	1,252,586	$31.48
Expected to vest (Note b)	1,155,824

(a)	15,200 RSUs that vested during the period were net settled upon vesting by issuing 10,002 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

44,562 RSUs vested in the year ended December 31, 2018, in respect of which 44,165 shares were issued during the three months ended March 31, 2020 after withholding shares to the extent required to satisfy minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of March 31, 2020, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $18,850, which will be recognized over the weighted average remaining requisite vesting period of 2.3 years.

Performance units

The Company also grants stock awards in the form of performance units (“PUs”) and has granted PUs under both the 2007 and 2017 Omnibus Plans.

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

A summary of PU activity during the three months ended March 31, 2020 is set out below:

	Three months ended March 31, 2020
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2020	6,058,464	$31.07	6,058,464
Granted	339,677	43.94	679,354
Vested (Note a)	(1,496,377)	25.21	(1,496,377)
Forfeited	(230,479)	32.61	(230,479)
Adjustment upon final determination of level of performance goal achievement (Note b)	6,503	34.72	6,503
Outstanding as of March 31, 2020	4,677,788	$33.81	5,017,465
Expected to vest (Note c)	4,004,697

(a)	1,496,377 PSUs that vested during the period were net settled upon vesting by issuing 902,532 shares (net of minimum statutory tax withholding).
(b)	Represents an adjustment made in March 2020 to the number of shares subject to the PUs granted in 2019 upon certification of the level of achievement of the performance targets underlying such awards.
(c)	The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

As of March 31, 2020, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $66,146, which will be recognized over the weighted average remaining requisite vesting period of 1.6 years.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

During the three months ended March 31, 2019 and 2020, 64,869 and 81,289 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2019 and 2020 was $230 and $352, respectively,  and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

During the three months ended March 31, 2020, the Company repurchased 1,042,188 of its common shares on the open market at a weighted average price of $43.18  per share, for an aggregate cash amount of $45,000.  All repurchased shares have been retired. There were no repurchases during the three months ended March 31, 2019.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2020, retained earnings were reduced by the direct costs related to share repurchases of $21.

Dividend

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

On February 6, 2020, the Company announced that its Board had approved a 15% increase in its quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing a planned annual dividend of $0.39 per common share, up from $0.34 per share in 2019, payable to holders of the Company’s common shares. On March 18, 2020, the Company paid a dividend of $0.0975 per share, amounting to $18,543 in the aggregate, to shareholders of record as of March 9, 2020.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 4,547,975 and 304,070 for the three months ended March 31, 2019 and 2020, respectively.

	Three months ended March 31,
	2019	2020
Net income available to Genpact Limited common shareholders	$60,841	$85,698
Weighted average number of common shares used in computing basic earnings per common share	189,451,845	190,626,757
Dilutive effect of stock-based awards	3,942,363	5,905,756
Weighted average number of common shares used in computing dilutive earnings per common share	193,394,208	196,532,513
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.32	$0.45
Diluted	$0.31	$0.44

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Segment reporting

The Company manages various types of business process and information technology services in an integrated manner for clients in various industries and geographic locations. The Company's operating segments are significant strategic business units that align its products and services with how it manages its business, approaches key markets and interacts with its clients. Effective from the quarter and year ended December 31, 2019, the Company implemented operational changes in how its Chief Operating Decision Maker (“CODM”) manages its businesses, including resource allocation and performance assessment. As a result of these changes, the Company now has three operating segments, representing the individual businesses that are run separately under the new structure.

The Company’s reportable segments are as follows: (1) Banking, Capital Markets and Insurance (“BCMI”); (2) Consumer Goods, Retail, Life Sciences and Healthcare (“CGRLH”); and (3) High Tech, Manufacturing and Services (“HMS”).

The Company has restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company's consolidated statements of income, balance sheets or statements of cash flows.

The Company’s Chief Executive Officer, who has been identified as the CODM, reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations, which is a non-GAAP measure. The Company does not allocate and therefore the CODM does not evaluate foreign exchange gain/(losses), interest income/(expense), other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liabilities information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others*	Total
Revenues, net	268,757	305,221	354,218	(5,004)	923,192
Adjusted income from operations	35,625	40,666	55,073	4,361	135,725
Stock-based compensation					(17,487)
Amortization of acquired intangible assets (other than included above)					(10,514)
Acquisition-related expenses					-
Foreign exchange gains (losses), net					14,531
Interest income (expense), net					(11,696)
Income tax expense					(24,861)
Net income attributable to Genpact Limited shareholders					85,698

*Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents the impact of over-absorption of overhead and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2019 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others**	Total
Revenues, net	239,564	256,590	315,431	(2,379)	809,206
Adjusted income from 0perations	21,409	34,497	57,450	8,155	121,511
Stock-based compensation					(18,461)
Amortization of acquired intangible assets (other than included above)					(8,204)
Acquisition-related expenses					(967)
Foreign exchange gains (losses), net					(3,432)
Interest income (expense), net					(11,123)
Income tax expense					(18,483)
Net income attributable to Genpact Limited shareholders					60,841

**Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s three segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents government incentives and the impact of foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

20. Net revenues

Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by customer classification:

	Three months ended March 31,
	2019	2020
GE	$109,042	$121,657
Global Clients	700,164	801,535
Total net revenues	$809,206	$923,192

The entire amount of revenue from GE is included in revenue from the HMS segment, and the remainder of revenue from the HMS segment consists of revenue from Global Clients. All of the segment revenue from both the BCMI and CGRLH segments consists of revenue from Global Clients. Refer to Note 19 for details on the net revenues for each of the Company’s segments.

The Company has evaluated the impact of COVID-19 on the Company’s net revenues for the three months ended March 31, 2020, including as a result of constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or significant travel restrictions, penalties relating to breaches of service level agreements and contract terminations or contract performance delays initiated by clients.  Based on this evaluation, the Company has concluded that, during the three months ended March 31, 2020, the impact of COVID-19 was not material to the Company’s net revenues. Due to the nature of the pandemic, the Company continues to monitor developments to identify significant uncertainties relating to revenue in future periods.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Net revenues (Continued)

Contract balances

Accounts receivable include amounts for services that the Company has performed but for which payment has not been received. The Company typically follows a 30-day billing cycle and, as such, at any point in time may have accrued up to 30 days of revenues that have not been billed. The Company has determined that in instances where the timing of revenue recognition differs from the timing of invoicing, the related contracts generally do not include a significant financing component. Refer to Note 5 for details on the Company’s accounts receivable and allowance for credit losses.

The following table provides details of the Company’s contract liabilities:

	Three months ended March 31, 2019		Three months ended March 31, 2020
Particulars	Advance from customers	Deferred transition revenue	Advance from customers	Deferred transition revenue
Opening balance	$22,892	$95,648	$44,818	$131,108
Impact of opening balance offset with contract asset	3,821	$25,604	12,515	$43,289
Gross opening balance	$26,713	$121,252	$57,333	$174,397
Additions	14,147	24,217	50,200	23,091
Effect of business combinations	444	—	—	—
Revenue recognized	(10,912)	(11,728)	(31,506)	(14,373)
Currency translation adjustments	(16)	128	(732)	(699)
Gross closing balance	$30,376	$133,869	$75,295	$182,416
Impact of closing balance offset with contract asset	(4,328)	(36,732)	(11,098)	(54,374)
Closing balance (Note a)	$26,048	$97,137	$64,197	$128,042

(a) Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of March 31, 2020:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$192,239	121,316	53,870	14,735	2,318

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Net revenues (Continued)

The following table provides details of the Company’s contract assets:

Particulars	Three months ended March 31, 2019	Three months ended March 31, 2020
Opening balance	$45,035	$40,346
Impact of opening balance offset with contract liability	29,425	55,804
Gross opening balance	$74,460	$96,150
Additions	27,113	24,155
Reduction in revenue recognized	(13,560)	(11,628)
Gross closing balance	$88,013	$108,677
Impact of closing balance offset with contract liability	(41,062)	(65,472)
Closing balance (Note b)	$46,951	$43,205

(b) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

The following table provides details of the Company’s contract cost assets:

	Three months ended March 31, 2019		Three months ended March 31, 2020
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$25,891	$134,302	$35,366	$170,132
Closing balance	36,380	144,423	34,417	176,649
Amortization	4,107	11,510	4,119	13,533

21. Cost of revenue

Cost of revenue consists of the following:

	Three months ended March 31,
	2019	2020
Personnel expenses	$380,178	$462,115
Operational expenses	119,792	117,197
Depreciation and amortization	19,167	25,459
	$519,137	$604,771

22. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended March 31,
	2019	2020
Personnel expenses	$142,480	$149,628
Operational expenses	46,210	44,747
Depreciation and amortization	2,712	2,967
	$191,402	$197,342

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

23. Other operating (income) expense, net

	Three months ended March 31,
	2019	2020
Other operating (income) expense	$86	$(320)
Other operating (income) expense, net	$86	$(320)

24. Interest income (expense), net

	Three months ended March 31,
	2019	2020
Interest income	$1,764	$2,274
Interest expense	(12,887)	(13,970)
Interest income (expense), net	$(11,123)	$(11,696)

25. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

As of December 31, 2019, the Company had unrecognized tax benefits amounting to $31,029, including an amount of $29,835, which, if recognized, would impact the Company’s ETR.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the three months ended March 31, 2020:

2020
Opening balance at January 1	$31,029
Decrease related to prior year tax positions	(65)
Effect of exchange rate changes	(1,270)
Closing balance at March 31	$29,694

The Company’s unrecognized tax benefits as of March 31, 2020 include an amount of $28,500, which, if recognized, would impact the Company’s ETR. As of December 31, 2019 and March 31, 2020, the Company had accrued approximately $5,812 and $5,724, respectively, in interest relating to unrecognized tax benefits.

During the year ended December 31, 2019 and the three months ended March 31, 2020, the company recognized approximately $826 and $193, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2019 and March 31, 2020, the Company had accrued approximately $1,084 and $1,068, respectively, for penalties.

26. Related party transactions

The Company has from time to time entered into related party transactions with non-consolidating affiliates and Bain Capital Investors, LLC (“Bain”), which was an affiliate of significant shareholders of the Company until November 2019. During the year ended December 31, 2019, Bain’s affiliates sold their remaining shares in the Company and Bain is no longer a related party, and the Company also has sold its investments in non-consolidating affiliates. Accordingly, transactions between the Company, its non-consolidating affiliates, and Bain are no longer presented as related party transactions for the three months ended March 31, 2020. The value of related party transactions entered into during the three months ended March 31, 2019 was not significant.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

27. Other income (expense), net

	Three months ended March 31,
	2019	2020
Government incentives	$3,976	$—
Other income/(expense)	(173)	(2,934)
Other income (expense), net	$3,803	$(2,934)

28. Commitments and contingencies

Capital commitments

As of December 31, 2019 and March 31, 2020, the Company has committed to spend $5,368 and $3,881, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $9,585 and $9,931 as of December 31, 2019 and March 31, 2020, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

29. Subsequent Events

COVID-19

The COVID-19 pandemic had a minimal impact on the Company’s operating results for the three months ended March 31, 2020. However, the Company expects that COVID-19 will negatively impact its operating results in future periods.  Because the duration and extent of the COVID-19 pandemic is highly uncertain, the impact of the pandemic on the Company’s results is currently difficult to predict, and accordingly the Company has withdrawn its 2020 financial outlook issued on February 6, 2020.  The Company will reassess at the end of the second quarter of 2020 whether a financial outlook for the full year 2020 can be provided at that time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. For a discussion of risks of which we are aware in relation to the novel coronavirus (“COVID-19”) pandemic, see “The ongoing coronavirus (COVID-19) pandemic has adversely impacted our business and results of operations. The ultimate impact of COVID-19 on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted at this time, including the scope and duration of the pandemic and actions taken by governmental authorities and our clients in response to the pandemic” under Part II, Item 1A—“Risk Factors” in this Quarterly Report. Many of the risks, uncertainties and other factors identified below are, and will be, amplified by the COVID-19 pandemic.

Forward-looking statements we may make include, but are not limited to, statements relating to:

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

Factors that may cause actual results to differ from expected results include, among others:

•

the impact of the COVID-19 pandemic and related response measures on our business, results of operations and financial condition, including the impact of governmental lockdowns and other restrictions on our operations and processes and those of our clients and suppliers;

•	our ability to develop and successfully execute our business strategies;

•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;
•	our ability to comply with data protection laws and regulations and to maintain the security and confidentiality of personal and other sensitive data of our clients, employees or others;
•	telecommunications or technology disruptions or breaches, natural or other disasters, or medical epidemics or pandemics, including the COVID-19 pandemic;
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

Although we believe the expectations reflected in the forward-looking statements are reasonable at the time they are made, we cannot guarantee future results, level of activity, performance or achievements. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, Form 10-Q and Form 8-K reports to the Securities and Exchange Commission (the “SEC”).

Impact of COVID-19 on our business and results of operations

In December 2019, a novel coronavirus (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Throughout the world, national and local governments have instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March 2020, the macroeconomic impact of the pandemic became significant, exhibited by, among other things, a rise in unemployment and financial market volatility.

The COVID-19 pandemic and government measures taken in response have significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions, high unemployment as well as reduced business and consumer demand and spending across many industries. During the latter part of the first quarter of 2020, these factors began having an adverse impact on our operations, financial performance and our share price, as well as on the operations and financial performance of many of our clients and suppliers in the industries that we serve. In particular, the COVID-19 pandemic is having extensive adverse effects on our clients in the airline, hospitality and financial sectors.  The most significant adverse impact on our business to date has been to our High Tech, Manufacturing and Services (“HMS”) and Banking, Capital Markets and Insurance (“BCMI”) segments, in which we are experiencing ramp-downs in certain operations or an inability to deliver certain services. Due to regulatory concerns on the part of certain clients in our BCMI segment, we have not obtained remote work consents in several cases, which has hindered our ability to deliver services to such clients, leading to a marginal impact on our profitability and cash flows for the three months ended March 31, 2020. During the three months ended March 31, 2020, the COVID-19 pandemic did not have a significant effect on our financial performance. However, we anticipate that some or all the impacts we began to experience in the latter part of the first quarter of 2020 related to demand, profitability and cash flows will continue into future periods, depending on, among other things, the severity and duration of the pandemic, new information that may emerge concerning COVID-19, the actions taken to contain or lessen its impact and the economic impact on local, regional, national and international markets, and may have a greater adverse effect on our results of operations in future periods. For more information about the effects of the COVID-19 pandemic on our results of operations for the three months ended March 31, 2020, refer to the section titled “Results of Operations” below and Note 20—“Net revenues” under Part I, Item 1—“Financial Statements” above.

As part of our response to the COVID-19 pandemic, we have established a response team to lead our efforts with respect to, among other things, business continuity planning, revenue and profitability, transformation service offerings to address new and developing client needs, and human resources policies.  This team, which includes members of our Global Leadership Council, is overseeing critical workstreams and communications to guide us and our clients through these challenging times. This coordinated effort is expected to maximize our flexibility and allow us to quickly implement necessary protocols for devising unique solutions to the problems we and our clients are facing and may face in the future.

To address the challenges being placed on our operations by the pandemic and the potential impact to our business in the near term, we are taking certain actions to align our cost base with current business volumes and protect the long-term health of our business. We also continue to evaluate market conditions and are taking precautionary measures to strengthen our financial position, including by reevaluating the pace of our investment plans, hiring practices, investments in capital assets, use of our real estate and facilities, and marketing and travel expenses.

The ultimate impact of COVID-19 on our business and the industry in which we operate is unknown and highly unpredictable. Our past results may not be indicative of our future performance, and our financial results, including but not limited to net revenues, income from operations, income from operations margin, net income and earnings per share, in future periods may differ materially from historical trends. For example, to the extent the pandemic continues to disrupt economic activity globally, we, like other businesses, will not be immune from its effects, and our business, results of operations and financial condition may be adversely affected, possibly materially, by prolonged decreases in spending on the types of services we provide, deterioration of our clients’ credit, or reduced economic activity. In addition, some of our expenses are less variable in nature and do not closely correlate to changes in revenues, which may lead to a decrease in our profitability. The extent of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including the duration and severity of the pandemic; advances in testing, treatment and prevention; the macroeconomic impact of government measures to contain the spread of the virus; and related government stimulus measures.

For additional information about the risks we face in relation to the pandemic, see Part II, Item 1A—Risk Factors” below.

Overview

We are a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 97,500 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Victoria Place, 5th Floor, 31 Victoria Street, Hamilton HM 10, Bermuda.

In the quarter ended March 31, 2020, we had net revenues of $923.2 million, of which $801.5 million, or 86.8%, was from clients other than General Electric (“GE”), which we refer to as Global Clients, with the remaining $121.7 million, or 13.2%, coming from GE.

Certain Acquisitions

             On November 12, 2019, we acquired the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270.7 million. This amount includes cash consideration of $268.2 million, net of cash acquired of $2.5 million. This acquisition expands our capabilities in improving customer experience and strengthens our reputation as a thought leader in this space. The securities purchase agreement provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options and receive consideration in cash at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21.5 million over the three-year rollover period. The amount of deferred consideration ultimately paid to the rollover sellers will be based on the future revenue multiple of the acquired business and is included in the purchase consideration outstanding as of March 31, 2020. Goodwill arising from the acquisition amounting to $182.8 million has been allocated among our three reporting units as follows: BCMI in the amount of $17.5 million, Consumer Goods, Retail, Life Sciences and Healthcare (“CGRLH”) in the amount of $44.4 million and HMS in the amount of $120.9 million, using a relative fair value allocation method. Of the total goodwill amount, $97.8 million is deductible for income tax purposes. The goodwill primarily represents the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

On January 7, 2019, we acquired 100% of the outstanding equity interests in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5.75 million. This amount includes cash consideration of $5.7 million, net of adjustment for working capital. This acquisition expands our services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances our consulting capabilities for clients in the financial services industry. Goodwill arising from the acquisition amounted to $2.6 million, which has been allocated to our BCMI reporting unit and is deductible for income tax purposes. The goodwill primarily represents the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Financial Statements” above, Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2019.

We adopted the new accounting standard for current expected credit losses (Topic 326) effective January 1, 2020, using the modified retrospective transition approach. For further discussion and additional disclosure regarding our adoption of this standard, see Note 2 “Summary of significant accounting policies” and Note 5—“Accounts receivable, net of allowance for credit losses” under Part I, Item 1—“Financial Statements” above.

Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2019 and 2020.

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net revenues—GE	$109.0	$121.7	11.6%
Net revenues—Global Clients	700.2	801.5	14.5%
Total net revenues	809.2	923.2	14.1%
Cost of revenue	519.1	604.8	16.5%
Gross profit	290.1	318.4	9.8%
Gross profit margin	35.8%	34.5%
Operating expenses
Selling, general and administrative expenses	191.4	197.3	3.1%
Amortization of acquired intangible assets	8.5	10.7	26.2%
Other operating (income) expense, net	0.1	(0.3)	(472.1)%
Income from operations	90.1	110.7	22.9%
Income from operations as a percentage of net revenues	11.1%	12.0%
Foreign exchange gains (losses),net	(3.4)	14.5	(523.4)%
Interest income (expense), net	(11.1)	(11.7)	5.2%
Other income (expense), net	3.8	(2.9)	(177.1)%
Income before equity-method investment activity, net and income tax expense	79.3	110.6	39.4%
Equity-method investment activity, net	(0.0)	—	(100)%
Income before income tax expense	79.3	110.6	39.4%
Income tax expense	18.5	24.9	34.5%
Net income attributable to Genpact Limited common shareholders	$60.8	85.7	40.9%
Net income attributable to Genpact Limited common shareholders as a percentage of net revenues	7.5%	9.3%

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net revenues. Our net revenues were $923.2 million in the first quarter of 2020, up $114.0 million, or 14.1%, from $809.2 million in the first quarter of 2019. The growth in our net revenues was broad-based, coming from both transformation services and intelligent operations across all of our verticals and from both Global Clients and GE. The impact of the COVID-19 pandemic on our net revenues in the first quarter of 2020 was minimal and related primarily to the shift in our delivery capabilities from a physical to a virtual operating environment. However, as discussed above, we anticipate that some or all of the impacts we began to experience in the latter part of the first quarter of 2020 related to demand, profitability and cash flows will continue into future periods, depending on the severity and duration of the pandemic, and may have an adverse effect on our net revenues in future periods.

Adjusted for foreign exchange, primarily the impact of changes in the value of the euro and the U.K. pound sterling against the U.S. dollar, our net revenues grew 14.4% compared to the first quarter of 2019 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 12% to approximately 97,400 in the first quarter of 2020 from approximately 87,000 in the first quarter of 2019.

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net revenues – Global Clients	$700.2	$801.5	14.5%
Net revenues – GE	$109.0	$121.7	11.6%
Total net revenues	$809.2	$923.2	14.1%

Net revenues from Global Clients in the first quarter of 2020 were $801.5 million, up $101.4 million, or 14.5%, from $700.2 million in the first quarter of 2019. This increase was primarily driven by growth in our consumer goods and retail vertical within our CGRLH segment, our banking and capital markets vertical within our BCMI segment, as well as incremental revenue from the acquisition of Rightpoint completed in the fourth quarter of 2019. As a percentage of total net revenues, net revenues from Global Clients increased from 86.5% in the first quarter of 2019 to 86.8% in the first quarter of 2020.

Net revenues from GE in the first quarter of 2020 were $121.7 million, up $12.6 million, or 11.6%, from $109 million the first quarter of 2019, driven by services delivered primarily in connection with incremental work awarded in the second half of 2019.

Revenues by reportable business segment were as follows:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
BCMI	239.6	268.8	12.2%
CGRLH	$256.6	$305.2	19.0%
HMS	315.4	354.2	12.3%
Others	(2.4)	(5)	(110.3)%
Total net revenues	$809.2	$923.2	14.1%

Net revenues from our BCMI segment increased by 12.2% in the first quarter of 2020 compared to the first quarter of 2019 primarily due to the impact of the continued ramp-up of large new deals signed in 2019. Net revenues from our CGRLH and HMS segments increased by 19.0% and 12.3%, respectively, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by an increase in transformation services, in particular associated with large deals signed prior to 2020, and incremental revenue from the acquisition of Rightpoint in the fourth quarter of 2019.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2019	2020	2019	2020
	(dollars in millions)
Personnel expenses	$380.2	$462.1	47.0%	50.1%
Operational expenses	119.8	117.2	14.8	12.7
Depreciation and amortization	19.1	25.5	2.4	2.8
Cost of revenue	$519.1	$604.8	64.2%	65.5%
Gross margin	35.8%	34.5%

Cost of revenue was $604.8 million in the first quarter of 2020, up $85.6 million, or 16.5%, from the first quarter of 2019. The increase in our cost of revenue in the first quarter of 2020 compared to the first quarter of 2019 was primarily due to (i) an increase in our operational headcount, including in the number of onshore personnel, in particular for large new deals and transformation services delivery, (ii) wage inflation, (iii) a non-recurring charge related to retirement fund assets in India, and (iv) an increase in depreciation expense due to the expansion of certain existing facilities and the purchase/deployment of new assets, including technology-related intangible assets, and finance leases recognized after the first quarter of 2019 upon adoption of a new lease standard. This increase was partially offset by improved utilization of transformation services resources in the first quarter of 2020 compared to the first quarter of 2019.

Our gross margin decreased from 35.8% in the first quarter of 2019 to 34.5% in the first quarter of 2020, driven primarily by lower gross margins associated with certain large new deals using onshore resources, the impact of the COVID-19 pandemic resulting in lower utilization of intelligent operations resources due to a lack of client consents in certain cases for our employees to work from home in the first quarter of 2020, and a non-recurring charge related to retirement fund assets in India, partially offset by improved operating leverage.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative (“SG&A”) expenses:

	Three Months Ended March 31,		As a Percentage of Total Net Revenues
	2019	2020	2019	2020
	(dollars in millions)
Personnel expenses	$142.5	$149.6	17.6%	16.2%
Operational expenses	46.2	44.8	5.7	4.8
Depreciation and amortization	2.7	3.0	0.3	0.3
Selling, general and administrative expenses	$191.4	$197.3	23.7%	21.4%

SG&A expenses as a percentage of total net revenues decreased from 23.7% in the first quarter of 2019 to 21.4% in the first quarter of 2020. SG&A expenses were $197.3 million in the first quarter of 2020, up $5.9 million, or 3.1%, from the first quarter of 2019. This increase in expense was primarily due to wage inflation, partially offset by lower marketing expenses and efficient functional spending.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $10.7 million in the first quarter of 2020, up $2.2 million, or 26.2%, from the first quarter of 2019. This increase is primarily due to a higher level of amortization related to intangibles acquired after the first quarter of 2019, partially offset by the completion in the first quarter of 2020 of the useful lives of intangibles acquired in prior periods.

Other operating (income) expense, net. Other operating income, net of expense, was $(0.3) million in the first quarter of 2020, compared to $0.1 million in the first quarter of 2019.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 11.1% in the first quarter of 2019 to 12.0% in the first quarter of 2020. Income from operations increased by $20.6 million to $110.7 million in the first quarter of 2020 from $90.1 million in the first quarter of 2019.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $14.5 million in the first quarter of 2020, compared to a net foreign exchange loss of $3.4 million in the first quarter of 2019. The gain in the first quarter of 2020 resulted primarily from the depreciation of the Indian rupee and Australian dollar against the U.S. dollar, while the loss in the first quarter of 2019 resulted primarily from the appreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.  Our interest expense (net of interest income) was $11.7 million in the first quarter of 2020, up $0.6 million, or 5%, from the first quarter of 2019, primarily due to a $1.1 million increase in interest expense partially offset by a $0.5 million increase in interest income. The increase in interest expense was due to interest expense on our $400 million aggregate principal amount of 3.375% senior notes issued in November 2019 (the “2019 Senior Notes”). This increase was partially offset by (i) lower drawdown and a lower average London Interbank Offered Rate (“LIBOR”)-based rate on our revolving credit facility in the first quarter of 2020 compared to the first quarter of 2019 and (ii) lower interest expense on the term loan under our LIBOR-linked credit facility due to a decrease in the average LIBOR rate during the first quarter of 2020 compared to the first quarter of 2019, partially offset by lower gains on interest rate swaps in the first quarter of 2020 compared to the first quarter of 2019, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income increased by $0.5 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher account balances in India. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.4% in the first quarter of 2019 to 3.2% in the first quarter of 2020.

Other income (expense), net.  Our other expense, net of income, was $2.9 million in the first quarter of 2020 compared to other income, net of expense, of $3.8 million in the first quarter of 2019. The change is primarily due to a reduction in export subsidies received in India as well as a change in the fair value of assets in our deferred compensation plan from the first quarter of 2019 to the first quarter of 2020. The export subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and was available for eligible export services through March 31, 2019.

Income tax expense. Our income tax expense was $24.9 million in the first quarter of 2020, up from $18.5 million in the first quarter of 2019, representing an effective tax rate (“ETR”) of 22.5%, down from 23.3% in the first quarter of 2019.

The reduction in our effective tax rate is primarily due to an increase in discrete benefits recorded in the first quarter of 2020 compared to the first quarter of 2019, including benefits associated with share-based compensation.

Net income attributable to Genpact Limited shareholders. As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of total net revenues was 9.3% in the first quarter of 2020, up from 7.5% in the first quarter of 2019. Net income attributable to our common shareholders increased by $24.9 million, from $60.9 million in the first quarter of 2019 to $85.7 million in the first quarter of 2020.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $14.2 million from $121.5 million in the first quarter of 2019 to $135.7 million in the first quarter of 2020. This increase in AOI was primarily due to higher revenues in the first quarter of 2020 compared to the first quarter of 2019.

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

The following table shows the reconciliation of AOI to the most directly comparable GAAP measure for the three months ended March 31, 2019 and 2020:

	Three months ended March 31,
	2019	2020
	(dollars in millions)
Net income attributable to Genpact Limited shareholders	$60.8	$85.7
Foreign exchange (gains) losses, net	3.4	(14.5)
Interest (income) expense, net	11.1	11.7
Income tax expense	18.5	24.9
Stock-based compensation	18.5	17.5
Amortization of acquired intangible assets	8.2	10.5
Acquisition-related expenses	1.0	-
Adjusted income from operations	$121.5	$135.7

The following table sets forth our AOI by reportable business segment for the three months ended March 31, 2019 and 2020:

	Three months ended March 31,
	2019	2020
	(dollars in millions)
BCMI	$21.4	$35.6
CGRLH	34.5	40.7
HMS	57.5	55.1
Others	8.2	4.4

AOI of our BCMI segment increased to $35.6 million in the first quarter of 2020 from $21.4 million in the first quarter of 2019, and AOI of our CGRLH segment increased to $40.7 million in the first quarter of 2020 from $34.5 million in the first quarter of 2019, primarily due to revenue growth in the segment and more efficient utilization of resources. AOI of our HMS segment decreased to $55.1 million in the first quarter of 2020 from $57.5 million in the first quarter of 2019, primarily due to lower margins on large deals that ramped up in 2019, which was partially offset by increased leverage driven by revenue growth in the segment. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations and over-absorption of overhead in the first quarter of 2020 as well as the impact of foreign exchange fluctuations and government incentives in the first quarter of 2019, none of which are allocated to any individual segment for management’s internal reporting purposes. See Note 19—“Segment reporting” to our consolidated financial statements under Part I, Item 1—“Financial Statements” above.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2019 and March 31, 2020 is presented below:

	As of December 31, 2019	As of March 31, 2020	Percentage Change Increase/(Decrease)
	(dollars in millions)		2020 vs. 2019
Cash and cash equivalents	$467.1	$401.6	(14.0)%
Short-term borrowings	70.0	165.0	135.7
Long-term debt due within one year	33.5	33.5	-
Long-term debt other than the current portion	1,339.8	1,331.7	(0.6)
Genpact Limited total shareholders’ equity	$1,689.2	$1,573.1	(6.9)%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 6, 2020, our board of directors approved a 15% increase in our quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing a planned annual dividend of $0.39 per common share, up from $0.34 per common share in 2019, payable to holders of our common shares. On March 18, 2020, we paid a dividend of $0.0975 per share, amounting to $18.5 million in the aggregate, to shareholders of record as of March 9, 2020.

As of March 31, 2020, $400.6 million of our $401.6 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $24.7 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $15.6 million of retained earnings. $152.4 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,250.0 million, of which $229.0 million remained available as of March 31, 2020. Since our share repurchase program was initially authorized in 2015, we have repurchased 38,439,410 of our common shares at an average price of $26.6 per share, for an aggregate purchase price of approximately $1,021.0 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.

During the three months ended March 31, 2020, we repurchased 1,042,188 of our common shares on the open market at a weighted average price of $43.18 per share for an aggregate cash amount of $45.0 million. All repurchased shares have been retired. During the three months ended March 31, 2019, we did not repurchase any of our common shares.

For additional information, see Note 17—“Capital stock” under Part I, Item 1—“Financial Statements” above.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. However, there is no assurance that the impacts we have experienced to date, and any future impacts we may experience, from the COVID-19 pandemic will not have an adverse effect on our cash flows. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding existing operations to support our growth, financing acquisitions and enhancing capabilities, including building digital solutions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net cash used for:
Operating activities	$(5.4)	$(18.6)	244.3%
Investing activities	(26.8)	(23.9)	(10.9)%
Financing activities	(5.9)	(1.8)	(69.1)%
Net increase (decrease) in cash and cash equivalents	$(38.1)	$(44.3)	16.4%

Cash flows used for operating activities. Net cash used for operating activities was $18.6 million in the three months ended March 31, 2020, compared to $5.4 million in the three months ended March 31, 2019. This increase in cash outflow is primarily due to higher annual performance bonus payments and a tax deposit made in the first quarter of 2020 in connection with a 2013 Indian tax matter which is discussed under Part I, Item 1A—Risk Factors—“Tax matters may have an adverse effect on our operations, effective tax rate and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2019, partially offset by improved working capital and net income in the first quarter of 2020 compared to the first quarter of 2019.

Cash flows used for investing activities. Our net cash used for investing activities was $23.9 million in the three months ended March 31, 2020, compared to $26.8 million in the three months ended March 31, 2019 and was primarily for capital expenditures to support our growing operations.

Cash flows used for financing activities. Our net cash used for financing activities was $1.8 million in the three months ended March 31, 2020, compared to $5.9 million in the three months ended March 31, 2019. We received proceeds from short-term borrowings (net of repayments) of $95.0 million and $25.0 million in the first quarter of 2020 and 2019, respectively. For additional information, see Notes 11 and 12 to our consolidated financial statements. Additionally, payments in connection with the net settlement of common shares under stock-based compensation plans were $26.2 million in the first quarter of 2020 compared to $0.7 million in the first quarter of 2019. Payments for share repurchases were $45.0 million in the first quarter of 2020, and there were no share repurchases in the first quarter of 2019.

Financing Arrangements

As of December 31, 2019 and March 31, 2020, our outstanding term loan, net of debt amortization expense of $1.6 million and $1.5 million, respectively, was $627.4 million and $619.0 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2019 and March 31, 2020, the limits available under such facilities were $14.3 million and $14.0 million, respectively, of which $7.5 million and $7.3 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2019 and March 31, 2020, a total of $72.1 million and $167.6 million, respectively, of our revolving credit facility was utilized, of which $70.0 million and $165 million, respectively, constituted funded drawdown and $2.1 million and $2.6 million, respectively, constituted non-funded drawdown. Subsequent to March 31, 2020, in order to maximize our current flexibility and enhance our liquidity, we drew down $330 million of our revolving credit facility, representing the entire unutilized amount under the revolving credit facility.

In November 2019, we issued the 2019 Senior Notes, resulting in cash proceeds of approximately $398.3 million, net of an underwriting fee of $1.6 million and a discount of $0.1 million. These issuances are fully guaranteed by the Company. In connection with the offering of the 2019 Senior Notes and the offering of $350 million aggregate principal amount of our 3.70% senior notes in March 2017 (the “2017 Senior Notes” and together with the 2019 Senior Notes, the “Senior Notes”), the Company incurred other debt issuance costs of $1.2 million related to the 2017 Senior Notes and $1.2 million related to the 2019 Senior Notes. The total debt issuance cost of $2.6 million and $2.9 million incurred in connection with the 2017 and 2019 notes offerings, respectively, are being amortized over the lives of the notes as an additional interest expense.

As of December 31, 2019 and March 31, 2020, the amount outstanding under our 2019 Senior Notes, net of debt amortization expense of $2.9 million and $2.7 million, was $397.1 million and $397.3 million, respectively. As of December 31, 2019 and March 31, 2020, the amount outstanding under our 2017 Senior Notes, net of debt amortization expense of $1.2 million and $1.1 million, respectively, was $348.8 million and $348.9 million, respectively. We pay interest on the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year and on the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity dates of April 1, 2022 and December 1, 2024, respectively.

For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—Risk Factors—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2019, the section titled “Contractual Obligations” below, and Note 7 in Part I, Item 1—“Financial Statements” above.

Contractual Obligations

The following table sets forth our total future contractual obligations as of March 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,504.7	$75.0	$482.7	$947.0	$—
— Principal payments	1,365.2	33.5	416.1	915.6	—
— Interest payments*	139.5	41.5	66.6	31.4	—
Short-term borrowings	167.0	167.0	—	—	—
— Principal payments	165.0	165.0	—	—	—
— Interest payments**	2.0	2.0	—	—	—
Finance leases	40.4	12.5	18.4	8.8	0.7
— Principal payments	37.5	11.6	17.1	8.2	0.6
— Interest payments***	2.9	0.9	1.3	0.6	0.1
Operating leases	491.8	86.8	147.2	110.7	147.1
— Principal payments	372.0	61.1	111.5	83.8	115.6
— Interest payments***	119.8	25.7	35.7	26.9	31.5
Purchase obligations	34.8	28.1	6.7	—	—
Capital commitments net of advances	3.8	3.8	—	—	—
Earn-out consideration	24.3	7.3	17.0	—	—
— Reporting date fair value	22.4	6.4	16.0	—	—
— Interest	1.9	0.9	1.0	—	—
Other liabilities	145.7	76.4	66.0	3.3	—
Total contractual obligations	$2,412.5	$456.9	$738.0	$1069.8	$147.8

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of March 31, 2020, which excludes the impact of interest rate swaps. Interest payments on long-term debt also include interest on our senior notes due in 2022 and 2024 at a rate of 3.70% per annum and 3.375% per annum respectively, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of March 31, 2020 and our expectation for the repayment of such debt.

***	Our interest payments on finance leases and operating leases are based on the incremental borrowing rate prevailing in different jurisdictions.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Financial Statements” above, Genpact Luxembourg S.à r.l. (the “Issuer”), a wholly owned subsidiary of the Company (the “Guarantor”), issued the Senior Notes.  As of March 31, 2020, the outstanding balance for the 2017 Senior Notes and the 2019 Senior Notes was $348.9 million and $397.3 million, respectively.  Each issuance of Senior Notes was fully and unconditionally guaranteed by the Guarantor. The other subsidiaries of the Guarantor do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

The Guarantor has fully and unconditionally guaranteed (i) that the payment of the principal, premium, if any, and interest on the Senior Notes shall be promptly paid in full when due, whether at stated maturity of the Senior Notes, by acceleration, redemption or otherwise, and that the payment of interest on the overdue principal and interest on the Senior Notes, if any, if lawful, and all other obligations of the Company to the holders of the Senior Notes or the trustee under the Senior Notes shall be promptly paid in full or performed, and (ii) in case of any extension of time of payment or renewal of any Senior Notes or any of such other obligations, that the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. With respect to the Senior Notes, failing payment by the Issuer when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Guarantor shall be obligated to pay the same immediately. The Guarantor has agreed that this is a guarantee of payment of the Senior Notes and not a guarantee of collection.

The following tables present summarized financial information for the Issuer and the Guarantor on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor.

Summarized Statements of Income
	Year ended December 31, 2019	Three months ended March 31, 2020
	(dollars in millions)
Net revenues	$59.7	13.8
Gross profit	59.7	13.8
Net income	44.0	4.0
Net income attributable to Genpact Limited Shareholders	44.0	4.0

Below is the summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2019	Three months ended March 31, 2020
	(dollars in millions)
Royalty income	$59.7	13.8
Interest income (expense), net	54.7	15.0
Other cost, net	22.0	6.5

Summarized Balance Sheets
	As of December 31, 2019	As of March 31, 2020
	(dollars in millions)
Assets
Current assets	$1,062.9	1,070.2
Non-current assets	785.2	730.2

Liabilities and equity
Current liabilities	$2,152.5	2,205.8
Non-current liabilities	1,333.6	1,332.5

Below is the summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2019	As of March 31, 2020
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$84.8	88.7
Loans receivable	788.4	739.0
Others	175.8	216.6

Non-current assets
Investment in debentures/bonds	$595.0	569.5
Loans receivable	100.0	100.0
Others	89.5	60.0

Liabilities
Current liabilities
Loans payable	$1,976.1	2,002.6
Others	158.2	180.8

Non-Current liabilities
Loans payable	$500.0	500.0

The Senior Notes and the related guarantees rank pari passu in right of payment with all senior and unsecured debt of the Issuer and the Guarantor and rank senior in right of payment to all of the Issuer’s and the Guarantor’s future subordinated debt. The Senior Notes are effectively subordinated to all of the Issuer’s and the Guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all of the existing and future debt and other liabilities of the Guarantor’s subsidiaries (other than the Issuer), including the liabilities of certain subsidiaries pursuant to our senior credit facility. The non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Senior Notes or to make the funds available to pay those amounts, whether by dividend, distribution, loan or other payment. Any right that the Issuer or the Guarantor have, to receive any assets of any of the non-Guarantors upon the insolvency, liquidation, reorganization, dissolution or other winding-up of any non-Guarantor, all of that non-Guarantor’s creditors (including trade creditors) would be entitled to payment in full out of that non-Guarantor’s assets before the holders of the Senior Notes would be entitled to any payment. Claims of holders of the Senior Notes are structurally subordinated to the liabilities of certain non-Guarantors pursuant to their liabilities under our senior credit facility.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2(i)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2(i)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan and revolving credit facility and the Senior Notes. Borrowings under our term loan and revolving credit facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 0.0% plus an applicable margin. The interest rate on our Senior notes is subject to adjustment based on the ratings assigned to our debt by Moody’s and Investors Service, Inc. and Standard & Poor’s Rating Services, Inc. from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the notes. Accordingly, fluctuations in market interest rates or decline in ratings may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2020, we were party to interest rate swaps covering a total notional amount of $495.1 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.73% and 2.65%.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our Annual Report on Form 10-K, and such risk factors are further qualified by the information related to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K.

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, the risk factors set forth below and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

The ongoing coronavirus (COVID-19) pandemic has adversely impacted our business and results of operations. The ultimate impact of COVID-19 on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted at this time, including the scope and duration of the pandemic and actions taken by governmental authorities and our clients in response to the pandemic.

In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy, and has adversely impacted our business and results of operations. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are highly uncertain, rapidly changing and difficult to predict, the ultimate impact of the pandemic on our business, financial condition and results of operations is currently unknown.

The extent to which the COVID-19 pandemic continues to adversely impact our business and results of operations will depend on numerous evolving factors that are difficult to predict and outside of our control, including: the duration and scope of the pandemic; actions taken by governments and other parties, such as our clients, in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect of the pandemic on our clients and client demand for our services and solutions; the ability of our clients to pay for our services and solutions on time or at all; our ability to sell and provide our services and solutions to clients and prospects; and the ability of our employees to successfully work remotely without suffering productivity issues due to, among other things, their own illness or the illness of family members, distractions at home including family issues or virtual school learning for their children and/or unreliable or unstable internet connections.

In the interest of the health and safety of our employees and due in part to restrictions imposed by national or local governments in places such as China, India, the Philippines and the United States, we have rapidly mobilized our operations around the world to deliver the vast majority of our services remotely from the homes of our individual employees, rather than from our delivery centers.  This effort has posed, and continues to pose, numerous operational risks and logistical challenges and has amplified certain risks to our business, including increased demand on our information technology resources and systems that were designed for most of our employees to work from our delivery centers and not remotely, increased phishing, ransomware and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and increased data privacy and security risks as our employees are working from environments that may be less secure than those of our delivery centers.  Any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.

In addition, certain of our clients have not consented to work-from-home arrangements in connection with the services we deliver to them, and as a result we have been unable to continue to provide services to some of our clients to the same extent we were prior to the onset of the pandemic.  We are also exposed to the risk that continued government-

imposed restrictions on our employees’ ability to access our facilities could disrupt our ability to provide our services and solutions and result in, among other things, terminations of client contracts and losses of revenue.  Further, even with respect to clients who have consented to work-from-home arrangements, there is no guarantee that these clients will continue to permit these work-from-home arrangements and revocation by any clients of their consent to these arrangements would also result in losses of revenue in the future.

Many existing and prospective clients have slowed decision-making and delayed planned work as a result of the COVID-19 pandemic. We have already seen, and expect to continue to see, reductions in demand from our clients and prospects for discretionary consulting services, including in the areas of transformation services and experience consulting services.  These and similar events could amplify the risks and uncertainties outlined in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2019 and could have a material adverse effect on our business, financial condition, results of operations and/or share price.

Our efforts to mitigate the negative impact of the COVID-19 pandemic on our business may not be effective, and we may be affected by a protracted economic downturn. Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our business as a result of the pandemic’s global economic impact. Further, as this pandemic is unprecedented and continuously evolving, it may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider will present significant risks to us or our operations.

Further, the COVID-19 pandemic has already caused significant disruptions, and has impacted, and may continue to impact, the volatility of our share price and trading in our common shares. Moreover, it is possible the pandemic will significantly impact economies worldwide. The overall uncertainty regarding the economic impact of the COVID-19 pandemic and the impact on our revenue growth could impact our cash flows from operations and liquidity. Material changes to our cash flows, liquidity and the volatility of the stock market and our share price could impact our capital allocation strategy, including our quarterly dividend and our share repurchase program. Asset impairment charges, extreme currency exchange-rate fluctuations and an inability to recover costs or lost revenues or profits from insurance carriers could all adversely affect us, our financial condition and our results of operations. Additionally, the disruptions and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended March 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1 – January 31, 2020	-	-	-	274,042,127
February 1-February 29, 2020	1,042,188	43.18	1,042,188	229,042,368
March 1 – March 31, 2020	-	-	-	229,042,368

During the three months ended March 31, 2020, we repurchased 1,042,188 of our common shares on the open market at a weighted average price of $43.18 per share, for an aggregate cash amount of $45 million. Approximately $229 million remained available for share repurchases under our existing share repurchase program as of that date.

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

22.1*	List of Issuers and Guarantor Subsidiaries.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Quarterly Report on Form 10-Q.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2020

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer