Form 10-Q
period 2020-06-30
Genpact LTD
filed 2020-08-10
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2020

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

As of August 3, 2020, there were 190,771,430 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2019	As of June 30, 2020
Assets
Current assets
Cash and cash equivalents	4	$467,096	$867,363
Accounts receivable, net of reserve for doubtful receivables of $29,969 and allowance for credit losses of $31,903 as of December 31, 2019 and June 30, 2020, respectively	5	914,255	868,781
Prepaid expenses and other current assets	8	170,325	180,083
Total current assets		$1,551,676	$1,916,227

Property, plant and equipment, net	9	254,035	233,758
Operating lease right-of-use assets		330,854	350,818
Deferred tax assets	25	89,715	102,973
Intangible assets, net	10	230,861	195,594
Goodwill	10	1,574,466	1,557,011
Contract cost assets	20	205,498	210,752
Other assets, net of reserve for doubtful assets of $0 and allowance for credit losses of $2,566 as of December 31, 2019 and June 30, 2020, respectively		217,079	278,953
Total assets		$4,454,184	$4,846,086

Liabilities and equity
Current liabilities
Short-term borrowings	11	$70,000	$495,000
Current portion of long-term debt	12	33,509	33,523
Accounts payable		21,981	19,182
Income taxes payable	25	43,186	65,592
Accrued expenses and other current liabilities	13	683,871	606,473
Operating leases liability		57,664	63,546
Total current liabilities		$910,211	$1,283,316

Long-term debt, less current portion	12	1,339,796	1,323,583
Operating leases liability		302,100	325,692
Deferred tax liabilities	25	3,990	3,358
Other liabilities	14	208,916	249,523
Total liabilities		$2,765,013	$3,185,472

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 190,118,181 and 190,721,373 issued and outstanding as of December 31, 2019 and June 30, 2020, respectively		1,896	1,903
Additional paid-in capital		1,570,575	1,590,017
Retained earnings		648,656	710,382
Accumulated other comprehensive income (loss)		(531,956)	(641,688)
Total equity		$1,689,171	$1,660,614
Commitments and contingencies	28
Total liabilities and equity		$4,454,184	$4,846,086

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2019	2020	2019	2020
Net revenues	20	$881,799	$900,094	$1,691,005	$1,823,286
Cost of revenue	21	571,244	593,892	1,090,381	1,198,663
Gross profit		$310,555	$306,202	$600,624	$624,623
Operating expenses:
Selling, general and administrative expenses	22	196,312	186,312	387,714	383,654
Amortization of acquired intangible assets	10	8,096	10,697	16,605	21,438
Other operating (income) expense, net	23	(55)	18,829	31	18,509
Income from operations		$106,202	$90,364	$196,274	$201,022
Foreign exchange gains (losses), net		351	(518)	(3,081)	14,013
Interest income (expense), net	24	(12,143)	(13,619)	(23,266)	(25,315)
Other income (expense), net	27	560	2,920	4,363	(14)
Income before equity-method investment activity, net and income tax expense		$94,970	$79,147	$174,290	$189,706
Equity-method investment activity, net		(15)	—	(11)	—
Income before income tax expense		$94,955	$79,147	$174,279	$189,706
Income tax expense	25	21,233	16,986	39,716	41,847
Net income		$73,722	$62,161	$134,563	$147,859
Earnings per common share	18
Basic		$0.39	$0.33	$0.71	$0.78
Diluted		$0.38	$0.32	$0.69	$0.76
Weighted average number of common shares used in computing earnings per common share	18
Basic		190,163,359	190,541,148	189,807,602	190,583,953
Diluted		194,766,047	195,112,549	194,080,127	195,822,531

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Net income (loss)	$73,722	$62,161	$134,563	$147,859
Other comprehensive income:
Currency translation adjustments	4,236	5,236	14,727	(73,065)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(113)	14,356	13,043	(38,749)
Retirement benefits, net of taxes	217	546	427	2,082
Other comprehensive income (loss)	4,340	20,138	28,197	(109,732)
Comprehensive income (loss)	$78,062	$82,299	$162,760	$38,127

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the six months ended June 30, 2019

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2019	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182
Issuance of common shares on exercise of options (Note 16)	506,497	5	7,272	—	—	7,277
Issuance of common shares under the employee stock purchase plan (Note 16)	134,346	1	4,199	—	—	4,200
Net settlement on vesting of restricted share units (Note 16)	499,097	5	(2,734)	—	—	(2,729)
Stock-based compensation expense (Note 16)	—	—	39,987	—	—	39,987
Comprehensive income (loss):
Net income (loss)	—	—	—	134,563	—	134,563
Other comprehensive income (loss)	—	—	—	—	28,197	28,197
Dividend ($0.17 per common share, Note 17)	—	—	—	(32,307)	—	(32,307)
Balance as of June 30, 2019	190,486,041	$1,899	$1,520,025	$540,709	$(479,263)	$1,583,370

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the three months ended June 30, 2019

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the six months ended June 30, 2020

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2020	190,118,181	$1,896	$1,570,575	$648,656	$(531,956)	$1,689,171
Transition period adjustment pursuant to ASC 326, net of tax	—	—	—	(3,984)	—	(3,984)
Adjusted balance as of January 1, 2020	190,118,181	1,896	1,570,575	644,672	(531,956)	1,685,187
Issuance of common shares on exercise of options (Note 16)	339,328	4	6,592	—	—	6,596
Issuance of common shares under the employee stock purchase plan (Note 16)	174,314	2	5,822	—	—	5,824
Net settlement on vesting of restricted share units (Note 16)	229,206	2	(3,467)	—	—	(3,465)
Net settlement on vesting of performance units (Note 16)	902,532	9	(25,836)	—	—	(25,827)
Stock repurchased and retired (Note 17)	(1,042,188)	(10)	—	(44,990)	—	(45,000)
Expense related to stock purchase (Note 17)	—	—	—	(21)	—	(21)
Stock-based compensation expense (Note 16)	—	—	36,331	—	—	36,331
Comprehensive income (loss):
Net income (loss)	—	—	—	147,859	—	147,859
Other comprehensive income (loss)	—	—	—	—	(109,732)	(109,732)
Dividend ($0.195 per common share, Note 17)	—	—	—	(37,138)	—	(37,138)
Balance as of June 30, 2020	190,721,373	$1,903	$1,590,017	$710,382	$(641,688)	$1,660,614

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the three months ended June 30, 2020

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of April 1, 2020	190,201,079	$1,898	$1,566,191	$666,816	$(661,826)	$1,573,079
Issuance of common shares on exercise of options (Note 16)	251,800	2	5,344	—	—	5,346
Issuance of common shares under the employee stock purchase plan (Note 16)	93,025	1	3,009	—	—	3,010
Net settlement on vesting of restricted share units (Note 16)	175,039	2	(3,371)	—	—	(3,369)
Net settlement on vesting of performance units (Note 16)	430	—	—	—	—	—
Stock repurchased and retired (Note 17)	—	—	—	—	—	—
Expenses related to stock repurchase (Note 17)	—	—	—	—	—	—
Stock-based compensation expense (Note 16)	—	—	18,844	—	—	18,844
Comprehensive income (loss):	—	—	—	—	—	—
Net income (loss)	—	—	—	62,161	—	62,161
Other comprehensive income (loss)	—	—	—	—	20,138	20,138
Dividend ($0.097 per common share, Note 17)	—	—	—	(18,595)	—	(18,595)
Balance as of June 30, 2020	190,721,373	$1,903	$1,590,017	$710,382	$(641,688)	$1,660,614

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2019	2020
Operating activities
Net income	$134,563	$147,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,708	58,165
Amortization of debt issuance costs (including loss on extinguishment of debt)	864	1,121
Amortization of acquired intangible assets	16,605	21,438
Write-down of intangible assets and property, plant and equipment	3,511	9,973
Reserve for doubtful receivables/allowance for credit losses	4,881	1,055
Unrealized loss (gain) on revaluation of foreign currency asset/liability	3,107	4,085
Stock-based compensation expense	39,987	36,331
Deferred income taxes	(4,242)	(3,416)
Write-down of operating lease right-of-use assets and other assets	—	10,244
Others, net	(4,076)	(1,297)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(86,329)	38,783
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(68,115)	(137,605)
Decrease in accounts payable	(17,407)	(4,418)
Increase (decrease) in accrued expenses, other current liabilities, operating lease liabilities and other liabilities	23,730	(32,371)
Increase in income taxes payable	28,255	23,112
Net cash provided by operating activities	$121,042	$173,059
Investing activities
Purchase of property, plant and equipment	(30,392)	(33,127)
Payment for internally generated intangible assets (including intangibles under development)	(16,501)	(6,449)
Proceeds from sale of property, plant and equipment	1,562	388
Payment for business acquisitions, net of cash acquired	(6,305)	—
Net cash used for investing activities	$(51,636)	$(39,188)
Financing activities
Repayment of finance lease obligations	(4,102)	(4,065)
Payment of debt issuance costs	—	(620)
Repayment of long-term debt	(17,000)	(17,000)
Proceeds from short-term borrowings	50,000	455,000
Repayment of short-term borrowings	(55,000)	(30,000)
Proceeds from issuance of common shares under stock-based compensation plans	11,477	12,420
Payment for net settlement of stock-based awards	(2,729)	(29,414)
Payment of earn-out consideration	(10,470)	—
Dividend paid	(32,307)	(37,138)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	—	(45,021)
Net cash (used for) provided by financing activities	$(60,131)	$304,162
Effect of exchange rate changes	359	(37,766)
Net increase in cash and cash equivalents	9,275	438,033
Cash and cash equivalents at the beginning of the period	368,396	467,096
Cash and cash equivalents at the end of the period	$378,030	$867,363
Supplementary information
Cash paid during the period for interest	$23,384	$24,397
Cash paid during the period for income taxes, net of refund	$37,060	$95,834

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has more than 96,500 employees serving clients in key industry verticals from more than 30 countries.

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

Intangible assets acquired individually or with a group of other assets or in a business combination and developed internally are carried at cost less accumulated amortization based on their estimated useful lives as follows:

Customer-related intangible assets	1-11 years
Marketing-related intangible assets	2-10 years
Technology-related intangible assets	2-8 years

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its customers. The General Electric Company (“GE”) accounted for 17% and 18% of the Company’s receivables as of December 31, 2019 and June 30, 2020, respectively. GE accounted for 13% of the Company’s revenues for each of the three and six month periods ended June 30, 2019 and 2020, respectively.

(e) Accounts receivable

Accounts receivable are recorded at the invoiced or to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for current expected credit losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses which are adjusted to current market conditions and a reasonable and supportable forecast. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

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

Significant judgements

The Company often enters into contracts with its clients that include promises to transfer multiple products and services to the client. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgement.

Judgement is also required to determine the standalone selling price for each distinct performance obligation. In instances where the standalone selling price is not directly observable, it is determined using information that may include market conditions and other observable inputs.

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

Under certain of its leases, the Company has a renewal and termination option to lease assets for additional terms between one and fifteen years. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew or terminate the lease. The Company considers all relevant factors that create an economic incentive for it to exercise the renewal or termination option. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within the Company’s control and affects its ability to exercise (or not to exercise) the option to renew or terminate.

The Company has applied an incremental borrowing rate for the purpose of computing lease liabilities based on the rate prevailing in different geographies.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

For the three and six months ended June 30, 2020, due to the impact of the COVID-19 pandemic on the current and future revenues of the Company, the Company recorded restructuring charges relating to the abandonment of leased office premises and related assets. See note 29 for additional information.

(h) Changes in accounting policies

Except as described below, the Company has applied accounting policies consistently to all periods presented in these consolidated financial statements. The Company adopted ASC Topic 326, Financial Instruments—Credit Losses (“Topic 326”), effective January 1, 2020. As a result of the Company’s adoption of this new standard, current expected credit losses (“CECL”) are measured using lifetime “expected credit loss” methodology, replacing the incurred loss model that recognized losses only when they became probable and estimable. The Company changed its accounting policy for recognition and measurement of CECL as detailed below. Topic 326 is applicable to financial assets measured at amortized cost, such as accounts receivable (including deferred billings), deposits, employee advances and cash and cash equivalents. It requires historical loss data to be adjusted to reflect changes in asset-specific considerations, current conditions and reasonable and supportable forecasts of future economic conditions. In order to analyze credit losses on financial assets, the Company applied a combination of methods, including the discounted cash flow and roll-rate methods, to determine expected credit losses. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company applied Topic 326 using the modified retrospective transition approach, which involves recognizing the cumulative effect of initial adoption of Topic 326 as an adjustment to its opening retained earnings as of January 1, 2020. Therefore, comparative information prior to the adoption date has not been adjusted.

As a result of adoption of ASC 326, the Company recognized an incremental allowance for credit losses on its accounts receivable and deferred billings of $4,185 and $734, respectively, resulting in an increase in deferred tax assets of $935 with a corresponding decrease in retained earnings of $3,984, net of deferred tax.

Credit losses (effective January 1, 2020)

The Company recognizes an allowance for credit losses for all debt instruments other than those held at fair value through profit or loss. The Company pools its accounts receivable based on similar risk characteristics in estimating expected credit losses. Credit losses for accounts receivable are based on the roll-rate method, and the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date. The Company has established a provision matrix based on historical credit loss experience, adjusted for forward-looking factors and the economic environment. The Company believes the most relevant forward-looking factors are economic environment, gross domestic product, inflation rates and unemployment rates for each of the countries in which the Company or its clients operate, and accordingly the Company adjusts historical loss rates based on expected changes in these factors. At every reporting date, observed historical default rates are updated to reflect changes in the Company’s forward-looking estimates.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The amendment expands an entity’s ability to hedge accounting to non-financial and financial risk components and requires changes in the fair value of hedging instruments to be presented in the same income statement line as a hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. The ASU must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. The ASU was effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. On January 1, 2019, the Company adopted this ASU and concluded that it does not have any impact on its consolidated results of operations, cash flows, financial position and or disclosures.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. The S-X Rule 3-04 requires the presentation of changes in stockholders’ equity in the form of a reconciliation of the beginning balance to the ending balance for each period for which a statement of income is required to be filed with all significant reconciling items. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on January 1, 2019. This guidance was effective immediately upon issuance. The additional elements of the ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position and/or disclosures.

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

s

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

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments.” This ASU includes amendments that make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications in relation to financial instruments. This guidance was effective immediately upon issuance. The additional elements of the ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position and or disclosures.

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

3. Business acquisitions

(a) Rightpoint Consulting, LLC

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers was $248,470 resulting in a payable of $21,500 which is outstanding as of June 30, 2020. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition is expected to expand the Company’s capabilities in improving customer experience.

The securities purchase agreement between the Company and the selling equity holders of Rightpoint provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options for a three-year rollover period and receive cash consideration at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earn-out consideration with an estimated value of $21,500 over the rollover period of three years. The amount of deferred earn-out consideration ultimately payable by the Company to the selling equity holders of Rightpoint will be based on the future revenue multiple of the acquired business and is included in the purchase consideration outstanding as of June 30, 2020. Additionally, under the purchase agreement the selling equity holders are obligated to sell their rollover interests to the Company. Accordingly, the Company has obtained control over 100% of the outstanding equity/limited liability company interests of Rightpoint as of November 12, 2019.

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

(b) riskCanvas Holdings, LLC

On January 7, 2019, the Company acquired 100% of the outstanding equity interests in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5,747. This amount includes cash consideration of $5,700, net of adjustment for working capital. No portion of the total consideration, payable in cash, was unpaid as of June 30, 2020. This acquisition expands the Company’s services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances its consulting capabilities for clients in the financial services industry.

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

4. Cash and cash equivalents

	As of December 31,	As of June 30,
	2019	2020
Cash and other bank balances	467,096	867,363
Total	$467,096	$867,363

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

5. Accounts receivable, net of allowance for credit losses

The following table provides details of the Company’s allowance for credit losses:

	Year ended December 31, 2019	Six months ended June 30, 2020
Opening balance as of January 1	$23,960	$29,969
Transition period adjustment on accounts receivables (through retained earnings) pursuant to ASC 326	—	4,185
Adjusted balance as of January 1	$23,960	$34,154
Additions due to acquisitions	1,004	—
Additions charged/reversal released to cost and expense	$7,443	$(1,044)
Deductions/effect of exchange rate fluctuations	(2,438)	(1,207)
Closing balance	$29,969	$31,903

Accounts receivable were $944,224 and $900,684, reserve for doubtful receivables was $29,969 and allowance for credit losses was $31,903, resulting in net accounts receivable balances of $914,255 and $868,781 as of December 31, 2019 and June 30, 2020, respectively.

In addition, deferred billings were $7,858 and $20,885, reserve for doubtful assets was $0 and allowance for credit losses was $2,566, resulting in net deferred billings balances of $7,858 and $18,319 as of December 31, 2019 and June 30, 2020, respectively. Total credit losses of $2,566 as of June 30, 2020 includes $734 as a transition date adjustment through retained earnings pursuant to the adoption of ASC 326 and $1,832 as a current period charge. The deferred billings and related allowance for credit losses are included under “other assets” in the consolidated balance sheet.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2019 and June 30, 2020:

	As of December 31, 2019
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$21,309	$—	$21,309	$—
Deferred compensation plan assets (a, e)	11,208	—	—	11,208
Total	$32,517	$—	$21,309	$11,208
Liabilities
Earn-out consideration (Note b, d)	$22,184	$—	$—	$22,184
Derivative instruments (Note b, c)	24,239	—	24,239	—
Deferred compensation plan liability (b, f)	10,943	—	—	10,943
Total	$57,366	$—	$24,239	$33,127

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

	As of June 30, 2020
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$9,309	$—	$9,309	$—
Deferred compensation plan assets (Note a, e)	21,837	—	—	21,837
Total	$31,146	$—	$9,309	$21,837
Liabilities
Earn out consideration (Note b, d)	$21,935	$—	$—	$21,935
Derivative instruments (Note b, c)	69,228	—	69,228	—
Deferred compensation plan liability (Note b, f)	21,375	—	—	21,375
Total	$112,538	$—	$69,228	$43,310

(a)	Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.
(b)	Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2019 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2020	2019	2020
Opening balance	$7,476	$22,409	$17,073	$22,184
Earn-out consideration payable in connection with acquisitions	—	—	—	—
Payments made on earn-out consideration (Note a)	(4,098)	—	(14,098)	—
Change in fair value of earn out consideration (Note b)	—	(679)	—	(679)
Others (Note c)	85	205	488	430
Closing balance	$3,463	$21,935	$3,463	$21,935

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

(a)     Includes an interest payment on earn-out consideration in excess of the acquisition date fair value, which is included in “cash flows from operating activities” amounting to $2,028 and $0 for the three months ended June 30, 2019 and 2020, respectively, and $3,628 and $0 for the six months ended June 30, 2019 and 2020, respectively.

(b)

Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income and include write-offs of earn-out consideration reported in “other operating (income) expense, net” and “other income (expense), net” in the consolidated statements of income.

(c)

“Others” is comprised of interest expense included in “interest income (expense), net” and the impact of changes in foreign exchange reported in “foreign exchange gains (losses), net” in the consolidated statements of income. This also includes a cumulative translation adjustment reported as a component of “other comprehensive income (loss).”

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2019 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Opening balance	$8,066	$10,635	$1,613	$11,208
Additions (net of redemption)	820	8,876	6,985	9,861
Change in fair value of deferred compensation plan assets (Note a)	255	2,326	543	768
Closing balance	$9,141	$21,837	$9,141	$21,837

(a)	Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2019 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Opening balance	$7,935	$17,583	$1,582	10,943
Additions (net of redemption)	812	1,388	6,977	9,575
Change in fair value of deferred compensation plan liabilities (Note a)	247	2,404	435	857
Closing balance	$8,994	$21,375	$8,994	21,375

(a)	Changes in the fair value of deferred compensation liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

7.	Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows and interest rates. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 42 months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,305,000	$1,072,000	$(5,740)	$(37,073)
United States Dollars (sell) Philippines Peso (buy)	66,600	51,000	462	1,036
Euro (sell) United States Dollars (buy)	122,337	142,393	4,135	3,212
Singapore Dollars (buy) United States Dollars (sell)	10,017	10,017	38	(325)
Euro (sell) Romanian Leu (buy)	26,918	20,232	(314)	(110)
Japanese Yen (sell) Chinese Renminbi (buy)	29,350	25,937	(258)	(371)
Pound Sterling (sell) United States Dollars (buy)	9,089	4,552	383	490
Australian Dollars (sell) United States Dollars (buy)	35,972	—	1,924	—
United States Dollars (sell) Hungarian Font (buy)	20,500	25,000	162	(819)
Hungarian Font (Sell) Euro (buy)	9,534	9,554	(157)	320
Australian Dollars (sell) Indian Rupees (buy)	—	92,130	—	(3,534)
United States Dollars (sell) Mexican Peso (buy)	—	12,500	—	139
United States Dollars (Sell) Brazilian Real (buy)	—	1,000	—	(14)
Interest rate swaps (floating to fixed)	477,604	501,965	(3,565)	(22,870)
			(2,930)	(59,919)

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020
Assets
Prepaid expenses and other current assets	$16,214	$5,652	$2,009	$2,047
Other assets	$3,086	$1,610	$—	$—

Liabilities
Accrued expenses and other current liabilities	$6,152	$27,016	$814	$7,631
Other liabilities	$17,273	$34,581	$—	$—

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended June 30,						Six months ended June 30,
	2019			2020			2019			2020
	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount
Opening balance	$12,798	$(7,577)	$5,221	$(70,866)	$12,169	$(58,697)	$(2,411)	$(5,524)	$(7,935)	$(4,126)	$(1,466)	$(5,592)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	5,997	(1,864)	4,133	(4,653)	654	(3,999)	9,190	(3,603)	5,587	(913)	(307)	(1,220)
Changes in fair value of effective portion of outstanding derivatives, net	4,384	(364)	4,020	11,878	(1,521)	10,357	22,786	(4,156)	18,630	(51,122)	11,153	(39,969)
Gain/(loss) on cash flow hedging derivatives, net	(1,613)	1,500	(113)	16,531	(2,175)	14,356	13,596	(553)	13,043	(50,209)	11,460	(38,749)
Closing balance	$11,185	$(6,077)	$5,108	$(54,335)	$9,994	$(44,341)	$11,185	$(6,077)	$5,108	$(54,335)	$9,994	$(44,341)

*The tax (expense) benefit includes the effect of novating certain hedging instruments as part of an intercompany transfer.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The Company’s gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)					Amount of Gain (Loss) reclassified
	recognized in OCI on				Location of Gain (Loss)	from OCI into Statement of Income
Derivatives in	Derivatives (Effective Portion)				reclassified	(Effective Portion)
Cash Flow	Three months ended		Six months ended		from OCI into	Three months ended		Six months ended
Hedging	June 30,		June 30,		Statement of Income	June 30,		June 30,
Relationships	2019	2020	2019	2020	(Effective Portion)	2019	2020	2019	2020
Forward foreign exchange contracts	$9,642	$14,580	$30,225	$(31,127)	Revenue	$1,549	$1,879	$2,522	$3,911
Interest rate swaps	(5,258)	(2,702)	(7,439)	(19,995)	Cost of revenue	2,336	(4,288)	2,980	(3,262)
					Selling, general and administrative expenses	742	(1,193)	902	(870)
					Interest expense	1,370	(1,051)	2,786	(692)
	$4,384	$11,878	$22,786	$(51,122)		$5,997	$(4,653)	$9,190	$(913)

There were no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and six months ended June 30, 2019 and 2020, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2019	2020	2019	2020
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$3,752	$925	$7,412	$(13,834)
Forward foreign exchange contracts (Note b)	Foreign exchange (gains) losses, net	—	—	—	3,963
		$3,752	$925	$7,412	$(9,871)

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of June 30,
	2019	2020
Advance income and non-income taxes	$43,763	$75,424
Contract asset (Note 20)	19,170	19,216
Prepaid expenses	29,734	34,108
Derivative instruments	18,223	7,699
Employee advances	4,209	3,936
Deposits	1,784	4,831
Advances to suppliers	4,289	724
Others	49,153	34,145
	$170,325	$180,083

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31,	As of June 30,
	2019	2020
Property, plant and equipment, gross	$744,161	$737,914
Less: Accumulated depreciation, amortization and impairment	(490,126)	(504,156)
Property, plant and equipment, net	$254,035	$233,758

Depreciation expense on property, plant and equipment for the six months ended June 30, 2019 and 2020 was $28,474 and $33,606, respectively, and for the three months ended June 30, 2019 and 2020 was $15,058 and $17,890, respectively. Computer software amortization for the six months ended June 30, 2019 and 2020 was $4,216 and $5,510, respectively, and for the three months ended June 30, 2019 and 2020 was $1,248 and $2,503, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(130) and $155 for the six months ended June 30, 2019 and 2020, respectively, and $(97) and $199 for the three months ended June 30, 2019 and 2020, respectively.

The Company recorded a write-down to property, plant and equipment during the three months ended June 30, 2020, as described in Note 10.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2019 and six months ended June 30, 2020:

	For the year ended December 31, 2019	For the six months ended June 30, 2020
Opening balance	$1,393,832	$1,574,466
Goodwill relating to acquisitions consummated during the period	185,381	—
Impact of measurement period adjustments	(988)	—
Effect of exchange rate fluctuations	(3,759)	(17,455)
Closing balance	$1,574,466	$1,557,011

The following table presents the changes in goodwill by reporting unit for the six months ended June 30, 2020:

	BCMI	CGRLH	HMS	Total
Opening balance	$417,213	555,130	602,123	1,574,466
Goodwill relating to acquisitions consummated during the period	—	—	—	—
Impact of measurement period adjustments	—	—	—	—
Effect of exchange rate fluctuations	(5,013)	(6,407)	(6,035)	(17,455)
Closing balance	$412,200	548,723	596,088	1,557,011

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2019:

	BCMI	CGRLH	HMS	Total
Opening balance	$398,601	512,296	482,935	1,393,832
Goodwill relating to acquisitions consummated during the period	20,072	44,365	120,944	185,381
Impact of measurement period adjustments	(380)	(151)	(457)	(988)
Effect of exchange rate fluctuations	(1,080)	(1,380)	(1,299)	(3,759)
Closing balance	$417,213	555,130	602,123	1,574,466

The total amount of goodwill deductible for tax purposes was $282,524 and $269,363 as of December 31, 2019 and June 30, 2020, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2019			As of June 30, 2020
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$415,375	$329,724	$85,651	$408,814	$336,647	$72,167
Marketing-related intangible assets	84,180	50,217	33,963	82,949	56,220	26,729
Technology-related intangible assets	149,262	61,150	88,112	152,623	75,356	77,267
Intangible assets under development	26,646	3,511	23,135	21,934	2,503	19,431
	675,463	444,602	230,861	666,320	470,726	195,594

Amortization expenses for intangible assets acquired as a part of business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the six months ended June 30, 2019 and 2020 were $16,605 and $21,438, respectively, and for the three months ended June 30, 2019 and 2020 were $8,096 and 10,697, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the six months ended June 30, 2019 and 2020 were $8,254 and $14,036, respectively, and for the three months ended June 30,2019 and 2020 were $4,609 and $7,130, respectively.

Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(35) and $53 for the six months ended June 30, 2019 and 2020, respectively, and $(28) and $70 for the three months ended June 30, 2019 and 2020, respectively.

During the six months ended June 30, 2019 and 2020, the Company tested for recoverability certain customer related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in the Company’s investment strategy and market trends which led to a decision to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $3,511 and $9,973 for the six months ended June 30, 2019 and June 30, 2020, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income.

The summary below represents the impairment charge recorded for various categories of assets during the three and six months ended June 30, 2019 and June 30, 2020:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Technology related intangibles	3,511	4,531	3,511	4,531
Customer related intangibles	—	1,239	—	1,239
Property, plant and equipment	—	4,203	—	4,203
Total	3,511	9,973	3,511	9,973

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2019 and June 30, 2020, the limits available were $14,307 and $13,976, respectively, of which $7,486 and $7,354, respectively, was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in Note 12.  Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2019 and June 30, 2020. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2019 and June 30, 2020.  As of December 31, 2019 and June 30, 2020, a total of $72,098 and $497,639, respectively, was utilized, of which $70,000 and $495,000, respectively, constituted funded drawdown and $2,098 and $2,639, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended June 30, 2020, the Company was in compliance with the financial covenants of the credit agreement.

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

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 Facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 Facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement.  These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the period ended June 30, 2020, the Company was in compliance with the terms of the credit agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the amended credit agreement.

As of December 31, 2019 and June 30, 2020, the amount outstanding under the term loan, net of debt amortization expense of $1,641 and $1,393, was $627,359 and $610,607, respectively. As of December 31, 2019 and June 30, 2020, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum. Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of June 30, 2020 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of June 30, 2020, net of debt amortization expense, is as follows:

Year ended	Amount
2020	$16,756
2021	33,537
2022	33,564
2023	526,750
Total	$610,607

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt (Continued)

Genpact Luxembourg S.à.r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”), and $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes” and together with the 2017 Senior Notes, the “Senior Notes”). These issuances were fully guaranteed by the Company. The total debt issuance cost of $2,642 and $2,937 incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the lives of the Senior Notes as an additional interest expense. As of December 31, 2019 and June 30, 2020, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $1,186 and $923, respectively, was $348,814 and $349,077, respectively, which is payable on April 1, 2022. As of December 31, 2019 and June 30, 2020, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2,868 and $2,578, was $397,132 and $397,422, respectively. The Issuer will pay interest on the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year and on the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity dates of April 1, 2022 and December 1, 2024, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2017 Senior Notes, March 1, 2022, and in the case of the 2019 Senior Notes, November 1, 2024, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets. During the period ended June 30, 2020, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%.

A summary of the company’s long-term debt is as follows:

	As of December 31, 2019	As of June 30, 2020
Credit facility, net of debt amortization expense	627,359	610,607
2017 Senior Notes, net of debt amortization expense	348,814	349,077
2019 Senior Notes, net of debt amortization expense	397,132	397,422
Total	$1,373,305	$1,357,106
Current portion	33,509	33,523
Non-current portion	1,339,796	1,323,583
Total	$1,373,305	$1,357,106

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of June 30,
	2019	2020
Accrued expenses	$178,845	$155,422
Accrued employee cost	273,506	157,294
Earn-out consideration	6,384	5,701
Statutory liabilities	62,350	65,159
Retirement benefits	2,263	2,360
Compensated absences	26,116	26,670
Derivative instruments	6,966	34,647
Contract liabilities (Note 20)	97,313	125,090
Finance lease liability	9,740	12,326
Others	20,388	21,804
	$683,871	$606,473

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of June 30,
	2019	2020
Accrued employee cost	$8,729	$10,356
Earn-out consideration	15,800	16,234
Statutory liabilities	66	9,602
Retirement benefits	13,162	14,550
Compensated absences	35,029	38,448
Derivative instruments	17,273	34,581
Contract liabilities (Note 20)	78,613	71,594
Finance lease liability	20,725	27,725
Others	19,519	26,433
	$208,916	$249,523

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Net defined benefit plan costs for the three and six months ended June 30, 2019 and 2020 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Service costs	$2,358	$2,742	$4,331	$5,669
Interest costs	1,269	1,274	2,341	2,631
Amortization of actuarial loss	280	617	597	1,268
Expected return on plan assets	(691)	(1,117)	(1,324)	(2,298)
Net defined benefit plan costs	$3,216	$3,516	$5,945	$7,270

Defined contribution plans

During the three and six months ended June 30, 2019 and 2020, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
India	$7,387	$6,872	$13,952	$15,073
U.S.	3,814	4,858	9,021	9,281
U.K.	4,233	2,910	6,656	5,883
China	4,645	3,339	9,418	7,262
Other regions	1,787	2,122	2,856	4,237
Total	$21,866	$20,101	$41,903	$41,736

Deferred compensation plan

On July 1, 2018, Genpact LLC, a wholly-owned subsidiary of the Company, adopted an executive deferred compensation plan (the “Plan”). The Plan provides a select group of U.S.-based members of Company management with the opportunity to defer from 1% to 80% of their base salary and from 1% to 100% of their qualifying bonus compensation (or such other minimums or maximums as determined by the Plan administrator from time to time) pursuant to the terms of the Plan. Participant deferrals are 100% vested at all times.  The Plan also allows for discretionary supplemental employer contributions by the Company, in its sole discretion, which will be subject to a two-year vesting schedule (50% vesting on the one-year anniversary of approval of the contribution and 50% vesting on the second year anniversary of approval of the contribution) or such other vesting schedule as determined by the Company.  However, no such contribution has been made by the Company till date.

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

The liability for the deferred compensation plan was $10,943 and $21,375 as of December 31, 2019 and June 30, 2020, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $11,208 and $21,837 as of December 31, 2019 and June 30, 2020, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the six months ended June 30, 2019 and 2020, the change in the fair value of Plan assets was $543 and $768, respectively, and for the three months ended June 30, 2019 and 2020 was $255 and $2,326, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the six months ended June 30, 2019 and 2020, the change in the fair value of deferred compensation liabilities was $435 and $857, respectively, and for the three months ended June, 30 2019 and 2020 was $247 and $2,404 , respectively, which is included in “selling, general and administrative expenses.”

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

Stock-based compensation costs relating to the foregoing plans during the six months ended June 30, 2019 and June 30, 2020 were $39,483 and $35,655, respectively, and for the three months ended June 30, 2019 and 2020 were $21,252 and $18,520, respectively.  These costs have been allocated to “cost of revenue” and “selling, general, and administrative expenses.”

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

The following table shows the significant assumptions used in determining the fair value of options granted in the six months ended June 30, 2019 and June 30, 2020. 1,771,068 options were granted in the six months ended June 30, 2019.

	Six months ended June 30, 2019	Six months ended June 30, 2020
Dividend yield	1.08%	0.89%
Expected life (in months)	84	84
Risk-free rate of interest	2.63%	1.50%
Volatility	21.38%	20.96%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the six months ended June 30, 2020 is set out below:

	Six months ended June 30, 2020
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2020	8,360,212	$25.33	6.5	$—
Granted	431,924	43.94	—	—
Forfeited	(572,261)	27.98	—	—
Expired	—	—	—	—
Exercised	(339,328)	19.44	—	3,850
Outstanding as of June 30, 2020	7,880,547	$26.41	6.2	$83,382
Vested as of June 30, 2020 and expected to vest thereafter (Note a)	7,647,737	$26.26	6.2	$81,879
Vested and exercisable as of June 30, 2020	3,066,711	$19.60	3.2	$51,902
Weighted average grant date fair value of grants during the period	$9.72

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of June 30, 2020, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $23,688, which will be recognized over the weighted average remaining requisite vesting period of 3.3 years.

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the six months ended June 30, 2020 is set out below:

	Six months ended June 30, 2020
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	1,261,706	$31.41
Granted	56,111	33.77
Vested (Note a)	(289,184)	26.27
Forfeited	(5,819)	27.29
Outstanding as of June 30, 2020	1,022,814	$33.01
Expected to vest (Note b)	939,940

(a)	289,184 RSUs that vested during the period were net settled upon vesting by issuing 185,041 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

44,562 RSUs vested in the year ended December 31, 2018, in respect of which 44,165 shares were issued during the six months ended June 30, 2020 after withholding shares to the extent required to satisfy minimum statutory withholding taxes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of June 30, 2020, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $16,518, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

A summary of PU activity during the six months ended June 30, 2020 is set out below:

	Six months ended June 30, 2020
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2020	6,058,464	$31.07	6,058,464
Granted	339,677	43.94	679,354
Vested (Note a)	(1,496,377)	25.21	(1,496,377)
Forfeited	(318,942)	32.96	(318,942)
Adjustment upon final determination of level of performance goal achievement (Note b)	6,503	34.72	6,503
Outstanding as of June 30, 2020	4,589,325	$33.81	4,929,002
Expected to vest (Note c)	4,107,732

(a)	1,496,377 PSUs that vested during the period were net settled upon vesting by issuing 902,532 shares (net of minimum statutory tax withholding).
(b)	Represents an adjustment made in March 2020 to the number of shares subject to the PUs granted in 2019 upon certification of the level of achievement of the performance targets underlying such awards.
(c)	The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

As of June 30, 2020, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $58,261, which will be recognized over the weighted average remaining requisite vesting period of 1.5 years.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

During the six months ended June 30, 2019 and 2020, 134,346 and 174,314 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the six months ended June 30, 2019 and 2020 was $504 and $676, respectively, and for the three months ended June 30, 2019 and 2020 was $274 and $324 , respectively, and has been allocated to cost of revenue and selling, general, and administrative expenses.

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

During the six months ended June 30, 2020, the Company repurchased 1,042,188 of its common shares on the open market at a weighted average price of $43.18  per share, for an aggregate cash amount of $45,000. All repurchased shares have been retired. There were no repurchases during the six months ended June 30, 2019.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2020, retained earnings were reduced by the direct costs related to share repurchases of $21.

Dividend

On February 7, 2019, the Company announced that its Board had approved a 13% increase in its quarterly cash dividend to $0.085 per share, up from $0.075 per share in 2018, representing an annual dividend of $0.34 per common share, up from $0.30 per share in 2018, payable to holders of the Company’s common shares. On March 20, 2019 and June 21, 2019, the Company paid a dividend of $0.085 per share, amounting to $16,119 and $16,188 in the aggregate, to shareholders of record as of March 8, 2019 and June 12, 2019, respectively.

On February 6, 2020, the Company announced that its Board had approved a 15% increase in its quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing a planned annual dividend of $0.39 per common share, up from $0.34 per share in 2019, payable to holders of the Company’s common shares. On March 18, 2020 and June 26, 2020, the Company paid a dividend of $0.0975 per share, amounting to $18,543 and $18,595 in the aggregate, to shareholders of record as of March 9, 2020 and June 11, 2020, respectively.

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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 3,533,041 and 1,811,576 for the six months ended June 30, 2019 and 2020, respectively, and 2,518,106 and 3,319,081 for the three months ended June 30, 2019 and 2020, respectively.

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Net income available to Genpact Limited common shareholders	$73,722	$62,161	$134,563	$147,859
Weighted average number of common shares used in computing basic earnings per common share	190,163,359	190,541,148	189,807,602	190,583,953
Dilutive effect of stock-based awards	4,602,688	4,571,401	4,272,525	5,238,578
Weighted average number of common shares used in computing dilutive earnings per common share	194,766,047	195,112,549	194,080,127	195,822,531
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.39	$0.33	$0.71	$0.78
Diluted	$0.38	$0.32	$0.69	$0.76

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

The Company’s Chief Executive Officer, who has been identified as the CODM, reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations, which is a non-GAAP measure. The Company does not allocate and therefore the CODM does not evaluate foreign exchange gain/(losses), interest income/(expense), restructuring expenses, acquisition related expenses, other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liabilities information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others*	Total
Revenues, net	253,244	306,692	352,694	(12,536)	900,094
Adjusted income from operations	14,492	46,178	62,678	22,147	145,495
Stock-based compensation					(18,844)
Amortization and impairment of acquired intangible assets (other than included above)					(11,709)
Foreign exchange gains (losses), net					(518)
Interest income (expense), net					(13,619)
Restructuring expenses (refer (a) below and Note 29)					(21,658)
Income tax expense					(16,986)
Net income					62,161

(a)

We do not allocate these charges to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are included in our segment reporting as “unallocated costs”.

*Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents the impact of over-absorption of overhead, unallocated allowance for credit losses and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

Revenues and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others**	Total
Revenues, net	522,001	611,913	706,912	(17,540)	1,823,286
Adjusted income from 0perations	50,117	86,844	117,751	26,508	281,220
Stock-based compensation					(36,331)
Amortization and impairment of acquired intangible assets (other than included above)					(22,223)
Foreign exchange gains (losses), net					14,013
Interest income (expense), net					(25,315)
Restructuring expenses (refer (b) below and Note 29)					(21,658)
Income tax expense					(41,847)
Net income					147,859

(b)

We do not allocate these charges to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are included in our segment reporting as “unallocated costs”.

**Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents the impact of over-absorption of overhead, unallocated allowance for credit losses and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2019 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others#	Total
Revenues, net	276,449	273,048	335,088	(2,786)	881,799
Adjusted income from operations	34,705	38,049	59,315	3,976	136,045
Stock-based compensation					(21,525)
Amortization of acquired intangible assets (other than included above)					(7,773)
Foreign exchange gains (losses), net					351
Interest income (expense), net					(12,143)
Income tax expense					(21,233)
Net income					73,722
						73

#Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents the impact of over-absorption of overhead and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

Revenues and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2019 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others##	Total
Revenues, net	516,013	529,638	650,519	(5,165)	1,691,005
Adjusted income from operations	56,114	72,546	116,765	12,132	257,557
Stock-based compensation					(39,987)
Amortization of acquired intangible assets (other than included above)					(15,977)
Acquisition-related expenses					(967)
Foreign exchange gains (losses), net					(3,081)
Interest income (expense), net					(23,266)
Income tax expense					(39,716)
Net income					134,563

##Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents the impact of over-absorption of overhead and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Net revenues

Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by customer classification:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
GE	$118,604	$116,757	$227,609	$238,414
Global clients	763,195	783,337	1,463,396	1,584,872
Total net revenues	$881,799	$900,094	$1,691,005	$1,823,286

The entire amount of revenue from GE is included in revenue from the HMS segment, and the remainder of revenue from the HMS segment consists of revenue from Global Clients. All of the segment revenue from both the BCMI and CGRLH segments consists of revenue from Global Clients. Refer to Note 19 for details on net revenues for each of the Company’s segments.

The Company has evaluated the impact of COVID-19 on the Company’s net revenues for the three and six months ended June 30, 2020 to ensure that revenue is recognized after considering all these impacts to the extent known and available currently. Impacts observed include constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or significant travel restrictions, penalties relating to breaches of service level agreements and contract terminations or contract performance delays initiated by clients. The net revenues for the three and six months ended June 30, 2020 are lower than expected primarily due to delays in obtaining approvals, whether as a result of regulatory constraints, privacy or security concerns, from certain clients to shift to a virtual, work-from-home operating environment. Our net revenue of various verticals, including transformation services, are also lower during the periods due to adversely impacted market developments, including delays or cancellations of new projects, new orders and renewals. Due to the nature of the pandemic, the Company will continue to monitor developments to identify significant uncertainties relating to revenue in future periods.

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

The following table provides details of the Company’s contract liabilities:

	Three months ended June 30,				Six months ended June 30,
	2019		2020		2019		2020
Particulars	Advance From customers	Deferred Transition revenue	Advance From customers	Deferred Transition revenue	Advance From customers	Deferred Transition revenue	Advance From customers	Deferred Transition revenue
Opening balance	$26,048	$97,137	$64,197	$128,042	$22,892	$95,648	$44,818	$131,108
Impact of opening balance offset with contract asset	4,328	$36,732	11,098	$54,374	3,821	$25,604	12,515	$43,289
Gross opening balance	$30,376	$133,869	$75,295	$182,416	$26,713	$121,252	$57,333	$174,397
Additions	27,679	29,760	43,594	20,859	41,826	53,977	62,934	42,496
Additions due to acquisitions	—	—	—	—	444	—	—	—
Revenue recognized	(8,618)	(15,599)	(36,284)	(16,124)	(19,530)	(27,327)	(36,848)	(29,043)
Currency translation adjustments	18	(106)	397	132	2	22	(417)	(567)
Others	(2,402)	—	—	(2,329)	(2,402)	—	—	(2,329)
Gross closing balance	$47,053	$147,924	$83,002	$184,954	$47,053	$147,924	$83,002	$184,954
Impact of closing balance offset with contract asset	(7,943)	(43,648)	(12,326)	(58,946)	(7,943)	(43,648)	(12,326)	(58,946)
Closing balance (Note a)	$39,110	$104,276	$70,676	$126,008	$39,110	$104,276	$70,676	$126,008

(a)	Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of June 30, 2020:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$196,684	125,090	56,431	13,154	2,009

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Net revenues (Continued)

The following table provides details of the Company’s contract assets:

Particulars	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Opening balance	$46,951	$43,205	$45,035	$40,346
Impact of opening balance offset with contract liability	41,062	65,472	29,425	55,804
Gross opening balance	$88,013	$108,677	$74,460	$96,150
Additions	21,985	16,318	49,098	40,562
Reduction in revenue recognized	(9,814)	(12,597)	(23,374)	(24,314)
Gross closing balance	$100,184	$112,398	$100,184	$112,398
Impact of closing balance offset with contract liability	(51,591)	(71,272)	(51,591)	(71,272)
Closing balance (Note b)	$48,593	$41,126	$48,593	$41,126

(b) Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

The following table provides details of the Company’s contract cost assets:

	Three months ended June 30,				Six months ended June 30,
	2019		2020		2019		2020
Particulars	Sales incentive programs	Transition activities	Sales Incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$36,380	$144,423	$34,417	$176,649	$25,891	$134,302	$35,366	$170,132
Closing balance	35,593	156,585	32,182	178,570	35,593	156,585	32,182	178,570
Amortization	4,441	17,191	4,538	18,929	8,548	28,701	8,235	32,462

21. Cost of revenue

Cost of revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Personnel expenses	$421,924	$462,536	$802,102	$924,651
Operational expenses	127,792	104,433	247,584	221,630
Depreciation and amortization	21,528	26,923	40,695	52,382
	$571,244	$593,892	$1,090,381	$1,198,663

22. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Personnel expenses	$148,910	$154,517	$291,390	$304,145
Operational expenses	45,286	28,755	91,496	73,502
Depreciation and amortization	2,116	3,040	4,828	6,007
	$196,312	$186,312	$387,714	$383,654

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

23. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Write-down of intangible assets and property, plant and equipment*	$3,511	$9,973	$3,511	$9,973
Write-down of operating lease right-of-use assets and other assets*	—	10,244	—	10,244
Other operating (income) expense	(3,566)	(1,388)	(3,480)	(1,708)
Other operating (income) expense, net	$(55)	$18,829	$31	$18,509

*See note 29 for additional information about other operating (income) expense, net for the three and six months ended June 30, 2020.

24. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Interest income	$1,026	$1,127	$2,790	$3,401
Interest expense	(13,169)	(14,746)	(26,056)	(28,716)
Interest income (expense), net	$(12,143)	$(13,619)	$(23,266)	$(25,315)

25. Income taxes

The Company determines its tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

As of December 31, 2019, the Company had unrecognized tax benefits amounting to $31,029, including an amount of $29,835, which, if recognized, would impact the Company’s effective tax rate, or ETR.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the six months ended June 30, 2020:

2020
Opening Balance at January 1	$31,029
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(738)
Increase related to current year tax positions, including recorded in acquisition accounting	12
Effect of exchange rate changes	(1,220)
Closing Balance at June 30	$29,083

The Company’s unrecognized tax benefits as of June 30, 2020 include an amount of $27,890, which, if recognized, would impact the Company’s ETR. As of December 31, 2019 and June 30, 2020, the Company had accrued approximately $5,812 and $5,888, respectively, in interest relating to unrecognized tax benefits.

During the year ended December 31, 2019 and the six months ended June 30, 2020, the Company recognized approximately $826 and $76, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2019 and June 30, 2020, the Company had accrued approximately $1,084 and $1,007, respectively, for penalties.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

26. Related party transactions

The Company has from time to time entered into related party transactions with non-consolidating affiliates and Bain Capital Investors, LLC (“Bain”), which was an affiliate of significant shareholders of the Company until November 2019. During the year ended December 31, 2019, Bain’s affiliates sold their remaining shares in the Company and Bain is no longer a related party, and the Company also has sold its investments in non-consolidating affiliates. Accordingly, transactions between the Company, its non-consolidating affiliates, and Bain are no longer presented as related party transactions for the six months ended June 30, 2020. The value of related party transactions entered into during the six months ended June 30, 2019 was not significant.

27. Other income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Government incentives	$—	$—	$3,976	$—
Other income (expense)	560	2,920	387	(14)
Other income (expense), net	$560	$2,920	$4,363	$(14)

28. Commitments and contingencies

Capital commitments

As of December 31, 2019 and June 30, 2020, the Company has committed to spend $5,368 and $3,582, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $9,585 and $9,993 as of December 31, 2019 and June 30, 2020, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

28. Commitments and contingencies (Continued)

In the second quarter of 2020, a first appellate authority ruled in favor of Indian taxing authorities who had denied a $3,490 Goods and Services Tax (“GST”) refund the Company had claimed. The Company had requested the refund pursuant to the tax exemption available for exports under the GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refund, the taxing authorities have taken the position that the services provided are local services, which interpretation, if correct, would make the GST exemption on exports unavailable to the Company in respect of such services. The Company believes that the denial of the GST exemption is incorrect and that the risk that the liability will materialize is remote.  Accordingly, no reserve has been provided as of June 30, 2020.

29. Restructuring

In the second quarter of 2020, due to the impact of the COVID-19 pandemic on the current and future revenues of the Company, the Company recorded a $21,658 restructuring charge, primarily relating to the abandonment of leased office premises and employee severance charges.

Of the total charge of $21,658, $11,152 was a non-cash charge (including $908 related to writing down certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises as a result of the Company’s consolidation of underutilized office premises due to lower demand or shifting to a work-from-home model. The Company made efforts to sublease certain office premises instead of abandoning them, but due to the COVID-19 pandemic and the related widespread adoption of work-from-home practices by many businesses worldwide, the Company was unable to sublease such premises and it is unlikely that the Company will be able to sublease any such premises in the foreseeable future. The Company also recorded a severance charge of $10,505 in personnel expense as a result of a focused reduction in its workforce. As part of this restructuring plan, the Company may incur an incremental severance charge in the third quarter of 2020 which is not expected to be material.

30. Subsequent Events

Dividend

On July 29, 2020, the Company announced that its Board of Directors has declared a dividend for the third quarter of 2020 of $0.0975 per common share, which is payable on September 23, 2020 to shareholders of record as of the close of business on September 11, 2020. The declaration of any future dividends will be at the discretion of the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. For a discussion of risks of which we are aware in relation to the novel coronavirus (“COVID-19”) pandemic, see “The ongoing coronavirus (COVID-19) pandemic has adversely impacted our business and results of operations. The ultimate impact of COVID-19 on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted at this time, including the scope and duration of the pandemic and actions taken by governmental authorities and our clients in response to the pandemic” under Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Many of the risks, uncertainties and other factors identified below are, and will be, amplified by the COVID-19 pandemic.

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
•

our dependence on favorable policies and tax laws that may be changed or amended in a manner adverse to us or be unavailable to us in the future, including as a result of the 2017 tax legislation in the United States or tax policy changes in India, and our ability to effectively execute our tax planning strategies;

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

Continued impact of COVID-19 on our business and results of operations

The COVID-19 pandemic and related government measures have significantly impacted and continue to impact global economies, resulting in travel restrictions, supply chain and production disruptions as well as reduced demand and spending across many sectors. Since the latter part of the first quarter of 2020, these factors have had an adverse impact on our operations, financial performance and market prices of our securities, as well as on the operations and financial performance of many of our clients and suppliers in industries that we serve. This section provides a brief overview of how we are responding to known and anticipated impacts of the COVID-19 pandemic on our business, financial condition and results of operations. We also provide additional information about the effects of the COVID-19 pandemic on our business and results of operations in other relevant sections of this Quarterly Report on Form 10-Q.

We have established a response team to coordinate and oversee our actions related to the COVID-19 pandemic, including business continuity planning, revenue and profitability, transformation service offerings to address new and developing client needs, and human resources policies. This team, which includes members of our Global Leadership Council, is overseeing critical workstreams and communications to guide us and our clients through these challenging times. We believe that this coordinated effort will maximize our flexibility and allow us to quickly implement necessary protocols for devising unique solutions to the problems we and our clients are facing and may face in the future.

While numerous factors related to the COVID-19 pandemic have directly and indirectly impacted operations and financial performance across our business, the most significant impact to date has been in our Banking, Capital Markets and Insurance (“BCMI”) segment due to delays in obtaining work-from-home approvals, whether as a result of regulatory constraints, privacy or security concerns, from certain clients in this segment. Our net revenues from various service lines, including transformation services, have also been adversely impacted by market developments, including delays or cancellations of new projects and new orders. In addition, workplace, travel and supply chain disruptions have caused delays in our delivery of certain services and the achievement of other billing milestones, which has impacted our profitability and cash flows for the three and six months ended June 30, 2020. We anticipate that many of the impacts we experienced in the first half of 2020 related to demand, profitability and cash flows will continue into future periods depending on the severity and duration of the pandemic. For more information about the effects of the COVID-19 pandemic on our results of operations for the three months and six months ended June 30, 2020, refer to the section titled “Results of Operations” below and Note 20—“Net revenues” under Part I, Item 1—“Financial Statements” above.

We took a series of actions during the second quarter of 2020 to address the challenges being placed on our operations by the pandemic and the potential impact to our business in the near term and to protect the long-term health of our business. For additional information, see Note 29—“Restructuring charges” under Part I, Item 1—“Financial Statements” above. We also continue to evaluate market conditions and are taking precautionary measures to strengthen our financial position, including reevaluating the pace of our investment plans, hiring practices, investments in capital assets, use of our real estate and facilities, and discretionary spending, including marketing and travel expenses. We also enhanced and extended our liquidity in the second quarter of 2020 by fully drawing down our revolving credit facility, as a result of which we ended the second quarter of 2020 with $867.4 million of consolidated cash. Given our strengthened liquidity and the recent improvement in debt market conditions, we are likely to substantially reduce the balance outstanding on our revolving credit facility in the second half of 2020. See “Liquidity and Capital Resources” below for further information.

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly. The ultimate impact of COVID-19 on our business and the industry in which we operate is unknown and highly unpredictable. Our past results may not be indicative of our future performance, and our financial results, including but not limited to net revenues, income from operations, income from operations margin, net income and earnings per share, in future periods may differ materially from historical trends. For example, to the extent the pandemic continues to disrupt economic activity globally, we, like other businesses, will not be immune from its effects, and our business, results of operations and financial condition may be adversely affected, possibly materially, by prolonged decreases in spending on the types of services we provide, deterioration of our clients’ credit, or reduced economic activity. In addition, some of our expenses are less variable in nature and do not closely correlate to changes in revenues, which may lead to a decrease in our profitability. The extent of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including the duration and severity of the pandemic; advances in testing, treatment and prevention; the macroeconomic impact of government measures to contain the spread of the virus; and related government stimulus measures. For additional information about the risks we face in relation to the pandemic, see Part II, Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Overview

We are a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 96,500 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Victoria Place, 5th Floor, 31 Victoria Street, Hamilton HM 10, Bermuda.

In the quarter ended June 30, 2020, we had net revenues of $900.1 million, of which $783.3 million, or 87.0%, was from clients other than General Electric (“GE”), which we refer to as Global Clients, with the remaining $116.8 million, or 13.0%, coming from GE.

Certain Acquisitions

             On November 12, 2019, we acquired the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270.7 million. This amount includes cash consideration of $268.2 million, net of cash acquired of $2.5 million. This acquisition expands our capabilities in improving customer experience and strengthens our reputation as a thought leader in this space. The securities purchase agreement provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options and receive consideration in cash at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21.5 million over the three-year rollover period. The amount of deferred consideration ultimately paid to the rollover sellers will be based on the future revenue multiple of the acquired business and is included in the purchase consideration outstanding as of June 30, 2020. Goodwill arising from the acquisition amounting to $182.8 million has been allocated among our three reporting units as follows: BCMI in the amount of $17.5 million, Consumer Goods, Retail, Life Sciences and Healthcare (“CGRLH”) in the amount of $44.4 million and HMS in the amount of $120.9 million, using a relative fair value allocation method. Of the total goodwill amount, $97.8 million is deductible for income tax purposes. The goodwill primarily represents the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

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

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2019 and 2020.

					Percentage Change Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2019	2020	2019	2020	2020 vs. 2019	2020 vs. 2019
	(dollars in millions)		(dollars in millions)
Net revenues—Global Clients	$763.2	$783.3	$1,463.4	$1,584.9	2.6%	8.3%
Net revenues—GE	118.6	116.8	227.6	238.4	(1.6)%	4.7%
Total net revenues	881.8	900.1	1,691.0	1,823.3	2.1%	7.8%
Cost of revenue	571.2	593.9	1,090.4	1,198.7	4.0%	9.9%
Gross profit	310.6	306.2	600.6	624.6	(1.4)%	4.0%
Gross profit margin	35.2%	34.0%	35.5%	34.3%
Operating expenses
Selling, general and administrative expenses	196.3	186.3	387.7	383.7	(5.1)%	(1.0)%
Amortization of acquired intangible assets	8.1	10.7	16.6	21.4	32.1%	29.1%
Other operating (income) expense, net	(0.1)	18.8	—	18.5	NM* %	NM* %
Income from operations	106.2	90.4	196.3	201.0	(14.9)%	2.4%
Income from operations as a percentage of net revenues	12.0%	10.0%	11.6%	11.0%
Foreign exchange gains (losses), net	0.4	(0.5)	(3.1)	14.0	(247.6)%	(554.8)%
Interest income (expense), net	(12.1)	(13.6)	(23.3)	(25.3)	12.2%	8.8%
Other income (expense), net	0.6	2.9	4.4	—	421.4%	(100.3)%
Income before equity-method investment activity, net and income tax expense	95.0	79.1	174.3	189.7	(16.7)%	8.8%
Equity-method investment activity, net	—	—	—	—	—%	—%
Income before income tax expense	95.0	79.1	174.3	189.7	(16.6)%	8.9%
Income tax expense	21.2	17.0	39.7	41.8	(20.0)%	5.4%
Net income	73.7	62.2	134.6	147.9	(15.7)%	9.9%
Net income as a percentage of net revenues	8.4%	6.9%	8.0%	8.1%

*N0t Meaningful

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Net revenues. Our net revenues were $900.1 million in the second quarter of 2020, up $18.3 million, or 2.1%, from $881.8 million in the second quarter of 2019. The growth in our net revenues was primarily driven by increases in both transformation services and intelligent operations delivered to Global Clients, primarily in our CGRLH and HMS segments. The impact of the COVID-19 pandemic on our net revenues in the second quarter of 2020 was primarily related to clients adapting to the shift in our delivery capabilities from a physical to a virtual, work-from-home operating environment as well as economic uncertainty causing delays in deal signings which impacted growth. Our BCMI segment was impacted more than our other segments, as not all clients in this segment have consented to work-from-home service delivery of processes managing highly sensitive customer information. Our net revenue from various service lines, including transformation services, have also been adversely impacted by market developments, including delays or cancellations of new projects and new orders. While we have subsequently obtained approvals from our banking clients to work from home, we anticipate that the impact of the COVID-19 pandemic in the second quarter of 2020 related to client demand is likely to continue into future periods, and may have an adverse effect on our net revenues in future periods.

Adjusted for foreign exchange, primarily the impact of changes in the value of the euro, Australian dollar, Indian rupee and U.K. pound sterling against the U.S. dollar, our net revenues grew 3% in the second quarter of 2020 compared to the second quarter of 2019 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 7.8% to approximately 96,900 in the second quarter of 2020 from approximately 89,900 in the second quarter of 2019.

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net revenues – Global Clients	$763.2	$783.3	2.6%
Net revenues – GE	$118.6	$116.8	(1.6)%
Total net revenues	$881.8	$900.1	2.1%

Net revenues from Global Clients in the second quarter of 2020 were $783.3 million, up $20.1 million, or 2.6%, from $763.2 million in the second quarter of 2019. This increase was primarily driven by growth in our CGRLH and HMS segments. As a percentage of total net revenues, net revenues from Global Clients increased from 86.5% in the second quarter of 2019 to 87.0% in the second quarter of 2020.

Net revenues from GE in the second quarter of 2020 declined 1.6% compared to the second quarter of 2019, mainly due to a reduction in GE’s expenditures on IT and other shorter cycle projects as well as productivity savings we drove in the second quarter of 2020.

Revenues by segment were as follows:

			Percentage Change
	Three months ended June 30,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
BCMI	276.4	253.2	(8.4)%
CGRLH	$273.0	$306.7	12.3%
HMS	335.1	352.7	5.3%
Others	(2.8)	(12.5)	350.0%
Total net revenues	$881.8	$900.1	2.1%

Net revenues from our BCMI segment decreased by 8.4% in the second quarter of 2020 compared to the second quarter of 2019 primarily due to a reduction in services for clients who did not approve the transition to a virtual, work-from-home operating environment. Net revenues from our CGRLH and HMS segments increased by 12.3% and 5.3%, respectively, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by an increase in transformation services, in particular associated with large deals signed prior to 2020, as well as transformation services revenue from the acquisition of Rightpoint in the fourth quarter of 2019.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Three months ended June 30,		As a Percentage of Total Net Revenues
	2019	2020	2019	2020
	(dollars in millions)
Personnel expenses	$421.9	$462.5	47.8%	51.4%
Operational expenses	127.8	104.4	14.5	11.6
Depreciation and amortization	21.5	26.9	2.4	3.0
Cost of revenue	$571.2	$593.9	64.8%	66.0%
Gross margin	35.2%	34.0%

Cost of revenue was $593.9 million in the second quarter of 2020, up $22.6 million, or 4.0%, from the second quarter of 2019. The increase in our cost of revenue in the second quarter of 2020 compared to the second quarter of 2019 was primarily due to (i) an increase in our operational headcount, including in the number of onshore personnel related to large new deals and transformation services delivery as well as from the acquisition of Rightpoint, (ii) wage inflation, (iii) a non-recurring employee severance charge as part of our restructuring, and (iv) an increase in depreciation expense due to the expansion of certain existing facilities and the purchase/deployment of new assets, including technology-related intangible assets, and finance leases entered into after the second quarter of 2019. This increase was partially offset by (i) improved utilization of transformation services resources, and (ii) lower discretionary spending following the onset of the COVID-19 pandemic, in the second quarter of 2020 compared to the second quarter of 2019. For additional information, see Note 29—“Restructuring charges” under Part I, Item 1—“Financial Statements” above.

Our gross margin decreased from 35.2% in the second quarter of 2019 to 34.0% in the second quarter of 2020, driven primarily by the impact of the COVID-19 pandemic resulting in lower utilization of intelligent operations resources due to a lack of client consents in certain cases for our employees to work from home in the second quarter of 2020 and a non-recurring charge of restructuring expenses related to employee severance, partially offset by improved operating leverage.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative (“SG&A”) expenses:

	Three months ended June 30,		As a Percentage of Total Net Revenues
	2019	2020	2019	2020
	(dollars in millions)
Personnel expenses	$148.9	$154.5	16.9%	17.2%
Operational expenses	45.3	28.8	5.1	3.2
Depreciation and amortization	2.1	3.0	0.2	0.3
Selling, general and administrative expenses	$196.3	$186.3	22.3%	20.7%

SG&A expenses as a percentage of total net revenues decreased from 22.3% in the second quarter of 2019 to 20.7% in the second quarter of 2020. SG&A expenses were $186.3 million in the second quarter of 2020, down $10.0 million, or 5.1%, from the second quarter of 2019. This decrease in expense was primarily due to lower marketing expenses, lower travel costs due to a significant reduction in travel following the onset of the COVID-19 pandemic, an adjustment to allowances for credit losses due to the collection of aged receivables and efficient functional spending, partially offset by wage inflation after the second quarter 2019, in the second quarter of 2020 compared to the second quarter of 2019.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $10.7 million in the second quarter of 2020, up $2.6 million, or 32.1%, from the second quarter of 2019. This increase is primarily due to higher amortization related to intangibles acquired after the second quarter of 2019, partially offset by the completion of the useful lives of intangibles acquired in prior periods in the second quarter of 2020.

Other operating (income) expense, net. Other operating expense (net of income) increased by $18.9 million in the second quarter of 2020 compared to the second quarter of 2019. The increase is primarily due to a non-recurring charge of $10.2 million related to the abandonment of various office premises as part of our restructuring and impairment charge of $10.0 million related to tangible and intangible assets, primarily technology- and customer-related, in the second quarter of 2020. In the second quarter of 2019, we recorded a gain related to a doubtful capital advance for a parcel of land in India, which was largely offset by an impairment charge for technology-related intangible assets. For additional information, see Note 10—“Goodwill and intangible assets” and Note 29—“Restructuring charges” under Part I, Item 1—“Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.0% in the second quarter of 2019 to 10.0% in the second quarter of 2020. Income from operations decreased by $15.8 million to $90.4 million in the second quarter of 2020 from $106.2 million in the second quarter of 2019.

Foreign exchange gains (losses), net. We recorded a net foreign exchange loss of $0.5 million in the second quarter of 2020, compared to a net foreign exchange gain of $0.4 million in the second quarter of 2019. The loss in the second quarter of 2020 was due to the appreciation of Mexican peso against the U.S. dollar, and the gain in the second quarter of 2019 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.  Our interest expense (net of interest income) was $13.6 million in the second quarter of 2020, up $1.5 million, or 12.2%, from the second quarter of 2019, primarily due to a $1.6 million increase in interest expense, partially offset by a $0.1 million increase in interest income. The increase in interest expense was primarily due to interest expense on our $400 million aggregate principal amount of 3.375% senior notes issued in November 2019 (the “2019 Senior Notes”). This increase was partially offset by a lower average London Interbank Offered Rate (“LIBOR”)-based rate on our revolving credit facility and our term loan due to a decrease in the average LIBOR rate during the second quarter of 2020 compared to the second quarter of 2019, reduced by lower gains on interest rate swaps in the second quarter of 2020 compared to the second quarter of 2019, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income increased by $0.1 million in the second quarter of 2020 compared to the second quarter of 2019, primarily due to higher account balances in India. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.4% in the second quarter of 2019 to 2.8% in the second quarter of 2020.

Other income (expense), net. Our other income (net of expense), was $2.9 million in the second quarter of 2020 compared to $0.6 million in the second quarter of 2019. The change was primarily due to a change in the fair value of assets in our deferred compensation plan in the second quarter of 2020 compared to the second quarter of 2019.

Income tax expense. Our income tax expense was $17.0 million in the second quarter of 2020, down from $21.2 million in the second quarter of 2019, primarily due to lower pre-tax income in the second quarter of 2020, representing an effective tax rate (“ETR”) of 21.5%, down from 22.4% in the second quarter of 2019. The reduction in our effective tax rate is primarily due to a change in the jurisdictional mix of our income.

Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 6.9% in the second quarter of 2020, down from 8.4% in the second quarter of 2019. Net income decreased by $11.6 million, from $73.7 million in the second quarter of 2019 to $62.2 million in the second quarter of 2020.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $9.5 million from $136.0 million in the second quarter of 2019 to $145.5 million in the second quarter of 2020. Our AOI margin increased from 15.4% in the second quarter of 2019 to 16.2% in the second quarter of 2020. This increase was primarily due to an increase in revenues compared to the second quarter of 2019 coupled with cost containment initiatives undertaken in the second quarter of 2020. These initiatives included lower discretionary spending and targeted reductions in force in our transformation services business to improve utilization levels and align overall SG&A spending with revised revenue expectations in the context of the COVID-19 pandemic.

AOI is a non-GAAP measure and is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP financial measures used by other companies. We believe that presenting AOI together with our reported results can provide useful supplemental information to our investors and management regarding financial and business trends relating to our financial condition and results of operations. A limitation of using AOI versus net income calculated in accordance with GAAP is that AOI excludes certain recurring costs and certain other charges, namely stock-based compensation and amortization of acquired intangibles. We compensate for this limitation by providing specific information on the GAAP amounts excluded from AOI.

We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring expenses, (vi) interest (income) expense, and (vii) income tax expense as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations.

During the second quarter of 2020, as a result of COVID-19 pandemic, the Company undertook restructuring measures which amounted to $21.7 million that have been excluded from AOI in the second quarter of 2020. For additional information, see Note 29—“Restructuring charges” under Part I, Item 1—“Financial Statements” above.

The following table shows the reconciliation of AOI to the most directly comparable GAAP measure for the three months ended June 30, 2019 and 2020:

	Three months ended June 30,
	2019	2020
	(dollars in millions)
Net income	$73.7	$62.2
Foreign exchange (gains) losses, net	(0.4)	0.5
Interest (income) expense, net	12.1	13.6
Income tax expense	21.2	17.0
Stock-based compensation	21.5	18.8
Amortization of acquired intangible assets	7.8	11.7
Restructuring expenses	—	21.7
Adjusted income from operations	$136.0	$145.5

The following table sets forth our AOI by segment for the three months ended June 30, 2019 and 2020:

	Three months ended June 30,
	2019	2020
	(dollars in millions)
BCMI	$34.7	$14.5
CGRLH	38.0	46.2
HMS	59.3	62.7
Others	4.0	22.1

AOI of our BCMI segment decreased to $14.5 million in the second quarter of 2020 from $34.7 million in the second quarter of 2019, primarily driven by lower revenues due to delayed work-from-home approvals from our clients and charges related to a write-down of certain technology assets that we no longer plan to utilize or develop due to changing economic and operating conditions in the second quarter of 2020 compared to the second quarter of 2019. AOI of our CGRLH segment increased to $46.2 million in the second quarter of 2020 from $38.0 million in the second quarter of 2019, and AOI of our HMS segment increased to $62.7 million in the second quarter of 2020 from $59.3 million in the second quarter of 2019, primarily due to revenue growth in these segments, higher utilization of resources and operating leverage. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over-absorption of overhead in the second quarter of 2020, as well as the impact of foreign exchange fluctuations and over-absorption of overhead in the second quarter of 2019, none of which are allocated to any individual segment for management’s internal reporting purposes. See Note 19— “Segment reporting” to our consolidated financial statements under Part I, Item 1— “Financial Statements” above.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Net revenues. Our net revenues were $1,823.3 million in first half of 2020, up $132.3 million, or 7.8%, from $1,691.0 million in the first half of 2019. The growth in our net revenues was from both Global Clients and GE and was broad-based, coming from both transformation services and intelligent operations across all of our verticals. The impact of the COVID-19 pandemic on our net revenues in the first half of 2020 was more pronounced in the second quarter than the first and was related to clients adapting to the shift in our delivery capabilities from a physical to a virtual, work-from-home operating environment. Our BCMI segment was impacted by the COVID-19 pandemic more than our other segments, as certain clients did not consent to work-from-home service delivery for services managing highly sensitive customer information. Our net revenue from various service lines, including transformation services, have also been adversely impacted by market developments, including delays or cancellations of new projects and new orders. We anticipate that the impact of the COVID-19 pandemic in the first half of 2020 related to client demand is likely to continue and may have an adverse effect on our net revenues in future periods.

Adjusted for foreign exchange, primarily the impact of changes in the value of the Euro, Australian dollar, Indian rupee and U.K. pound sterling against the U.S. dollar, our net revenues grew 8.6% in the first half of 2020 compared to the first half of 2019 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 9.8% to approximately 97,100 in the first half of 2020 from approximately 88,400 in the first half of 2019.

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net revenues – Global Clients	$1,463.4	$1,584.9	8.3%
Net revenues – GE	$227.6	$238.4	4.7%
Total net revenues	$1,691.0	$1,823.3	7.8%

Net revenues from Global Clients in the first half of 2020 were $1,584.9 million, up $121.5 million, or 8.3%, from $1,463.4 million in the first half of 2019. This increase was primarily driven by growth in our CGRLH and HMS segments. As a percentage of total net revenues, net revenues from Global Clients increased from 86.5% in the first half of 2019 to 86.9% in the first half of 2020.

Net revenues from GE in the first half of 2020 were $238.4 million, up $10.8 million, or 4.7%, from $227.6 million the first half of 2019, driven by services delivered primarily in connection with incremental work awarded in the second half of 2019.

Revenues by segment were as follows:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
BCMI	$516.0	$522.0	1.2%
CGRLH	529.6	611.9	15.5%
HMS	650.5	706.9	8.7%
Others	(5.2)	(17.5)	239.6% %
Total net revenues	$1,691.0	$1,823.3	7.8%

Net revenues from our BCMI segment increased by 1.2% in the first half of 2020 compared to the first half of 2019, primarily due to the impact of the continued ramp-up of large new deals signed in 2019, largely offset by a decrease in revenue due to delayed approvals from clients in our BCMI segment related to shifting to a virtual operating environment. Net revenues from our CGRLH and HMS segments increased by 15.5% and 8.7%, respectively, in the first half of 2020 compared to the first half of 2019, primarily driven by an increase in transformation services associated with large deals signed prior to 2020, which also included the acquisition of Rightpoint in the fourth quarter of 2019.

Cost of revenue and gross margin. The following table sets forth the components of our cost of revenue and the resulting gross margin:

	Six months ended June 30,		As a Percentage of Total Net Revenues
	2019	2020	2019		2020
	(dollars in millions)
Personnel expenses	$802.1	$924.7	47.4%	%	50.7%
Operational expenses	247.6	221.6	14.6		12.2
Depreciation and amortization	40.7	52.4	2.4		2.9
Cost of revenue	$1,090.4	$1,198.7		64.5%	65.7%
Gross margin	35.5%	34.3%

Cost of revenue was $1,198.7 million in the first half of 2020, up $108.3 million, or 9.9%, from the first half of 2019. The increase in our cost of revenue in the first half of 2020 compared to the first half of 2019 was primarily due to (i) an increase in our operational headcount, including in the number of onshore personnel, related to large new deals and transformation services delivery as well as from the acquisition of Rightpoint, (ii) wage inflation, (iii) a non-recurring employee severance charge as part of our restructuring, and (iv) an increase in depreciation expense due to the expansion of certain existing facilities and the purchase/deployment of new assets, including technology-related intangible assets, and finance leases entered into after the first half of 2019. This increase was partially offset by (i) improved utilization of transformation services resources and (ii) lower discretionary spending related to actions the Company took in response to the impact of the COVID-19 pandemic on our business in the first half of 2020 compared to the first half of 2019. For additional information see Note 29—“Restructuring charges” under Part I, Item 1—“Financial Statements” above.

Our gross margin decreased from 35.5% in the first half of 2019 to 34.3% in the first half of 2020, driven primarily by the impact of the COVID-19 pandemic resulting in lower utilization of intelligent operations resources due to a lack of client consents in certain cases for our employees to work from home in the first half of 2020, and a non-recurring charge of restructuring expenses related to employee severance, partially offset by improved operating leverage.

Selling, general and administrative expenses. The following table sets forth the components of our selling, general and administrative (“SG&A”) expenses:

	Six months ended June 30,		As a Percentage of Total Net Revenues
	2019	2020	2019	2020
	(dollars in millions)
Personnel expenses	$291.4	$304.1	17.2%	16.7%
Operational expenses	91.5	73.5	5.4	4.0
Depreciation and amortization	4.8	6.0	0.3	0.3
Selling, general and administrative expenses	$387.7	$383.7	22.9%	21.0%

SG&A expenses as a percentage of total net revenues decreased from 22.9% in the first half of 2019 to 21.0% in the first half of 2020. SG&A expenses were $383.7 million in the first half of 2020, down $4.1 million, or 1.0%, from the first half of 2019. This decrease in expense was primarily due to lower marketing expenses, lower travel expenses, an adjustment to allowances for credit losses due to the collection of aged receivables and efficient functional spending, partially offset by wage inflation after the second quarter of 2019, in the first half of 2020 compared to the first half of 2019.

Amortization of acquired intangibles. Non-cash charges on account of the amortization of acquired intangibles were $21.4 million in the first half of 2020, up $4.8 million, or 29.1%, from the first half of 2019. This increase is primarily due to higher amortization related to intangibles acquired after the first half of 2019, partially offset by the completion of the useful lives of intangibles acquired in prior periods in the first half of 2020.

Other operating (income) expense, net. Other operating expense (net of income) increased by $18.5 million in the first half of 2020 compared to the first half of 2019. The increase is primarily due to a non-recurring impairment charge of $10.2 million related to the abandonment of various office premises as part of a restructuring and an impairment charge of $10.0 million related to tangible and intangible assets, primarily technology- customer-related, in the first half of 2020. In the first half of 2019, we recorded a gain related to a doubtful capital advance for a parcel of land in India, which was largely offset by an impairment charge for technology-related intangible assets. For additional information, see Note 10—“Goodwill and intangible assets” and Note 29—“Restructuring charges” under Part I, Item 1—“Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 11.6% in the first half of 2019 to 11.0% in the first half of 2020. Income from operations increased by $4.7 million to $201.0 million in the first half of 2020 from $196.3 million in the first half of 2019.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $14.0 million in the first half of 2020, compared to a net foreign exchange loss of $3.1 million in the first half of 2019. The gain in the first half of 2020 resulted primarily from the depreciation of the Indian rupee and Australian dollar against the U.S. dollar, while the loss in the first half of 2019 resulted primarily from the appreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.  Our interest expense (net of interest income) was $25.3 million in the first half of 2020, up $2.0 million, or 8.8%, from the first half of 2019, primarily due to a $2.7 million increase in interest expense, partially offset by a $0.6 million increase in interest income. The increase in interest expense was due to interest expense on our $400 million aggregate principal amount of 3.375% senior notes issued in November 2019 (the “2019 Senior Notes”). This increase was partially offset by a lower average London Interbank Offered Rate (“LIBOR”)-based rate on our revolving credit facility and term loan due to a decrease in the average LIBOR rate during the first half of 2020 compared to the first half of 2019, reduced by lower gains on interest rate swaps in the first half of 2020 compared to the first half of 2019, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income increased by $0.6 million in the first half of 2020 compared to the first half of 2019, primarily due to higher account balances in India. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.4% in the first half of 2019 to 3.0% in the first half of 2020.

Other income (expense), net.  Our other expense (net of income), was $0.0 in the first half of 2020 compared to other income (net of expense) of $4.4 million in the first half of 2019. In the first half of 2019, we recognized $4.0 million of export subsidy income in India, while no such subsidy income was recognized in first half of 2020. The export subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and was available for eligible export services through March 31, 2019.

Income tax expense. Our income tax expense was $41.8 million in the first half of 2020, up from $39.7 million in the first half of 2019, representing an effective tax rate (“ETR”) of 22.1%, down from 22.8% in the first half of 2019. The reduction in our ETR is primarily due to a change in the jurisdictional mix of our income and an increase in discrete benefits recorded in the first half of 2020 compared to the first half of 2019, including benefits associated with share-based compensation.

Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 8.1% in the first half of 2020, up from 8.0% in the first half of 2019. Net income increased by $13.3 million, from $134.6 million in the first half of 2019 to $147.9 million in the first half of 2020.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $23.7 million from $257.6 million in the first half of 2019 to $281.2 million in the first half of 2020. Our AOI margin increased from 15.2% in the first half of 2019 to 15.4% in the first half of 2020. This increase was primarily due to higher revenues in the first half of 2020 compared to the first half of 2019.

AOI is a non-GAAP measure and is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP financial measures used by other companies. We believe that presenting AOI together with our reported results can provide useful supplemental information to our investors and management regarding financial and business trends relating to our financial condition and results of operations. A limitation of using AOI versus net income calculated in accordance with GAAP is that AOI excludes certain recurring costs and certain other charges, namely stock-based compensation and amortization of acquired intangibles. We compensate for this limitation by providing specific information on the GAAP amounts excluded from AOI.

We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring expenses, (vi) interest (income) expense, and (vii) income tax expense as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations.

During the first half of 2020, as a result of the COVID-19 pandemic, the Company undertook restructuring measures which amounted to $21.7 million that have also been excluded from AOI in the first half of 2020. For additional information, see Note 29—“Restructuring charges” under Part I, Item 1—“Financial Statements” above.

The following table shows the reconciliation of AOI to the most directly comparable GAAP measure for the six months ended June 30, 2019 and 2020:

	Six months ended June 30,
	2019	2020
	(dollars in millions)
Net income	$134.6	$147.9
Foreign exchange (gains) losses, net	3.1	(14.0)
Interest (income) expense, net	23.3	25.3
Income tax expense	39.7	41.8
Stock-based compensation	40.0	36.3
Amortization of acquired intangible assets	16.0	22.2
Acquisition-related expenses	1.0	-
Restructuring expenses	-	21.7
Adjusted income from operations	$257.6	$281.2

The following table sets forth our AOI by segment for the six months ended June 30, 2019 and 2020:

	Six months ended June 30,
	2019	2020
	(dollars in millions)
BCMI	$56.1	$50.1
CGRLH	72.5	86.8
HMS	116.8	117.8
Others	12.1	26.5

AOI of our BCMI segment decreased to $50.1 million in the first half of 2020 from $56.1 million in the first half of 2019, primarily driven by lower revenues due to delayed work-from-home approvals from our clients and charges related to a write-down of certain technology assets that we no longer plan to utilize or develop due to changing economic and operational conditions, in the first half of 2020 compared to the first half of 2019, partially offset by revenue growth in the segment and more efficient utilization of resources. AOI of our CGRLH segment increased to $86.8 million in the first half of 2020 from $72.5 million in the first half of 2019, primarily due to revenue growth in the segment, more efficient utilization of resources and operating leverage. AOI of our HMS segment increased to $117.8 million in the first half of 2020 from $116.8 million in the first half of 2019, primarily due to incremental revenue in the first half of 2020, which was partially offset by lower margins on large deals that ramped up in 2019. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, an adjustment to allowances for credit losses and over-absorption of overhead in the first half of 2020 as well as the impact of foreign exchange fluctuations, government incentives and over-absorption of overhead in the first half of 2019, none of which are allocated to any individual segment for management’s internal reporting purposes. See Note 19—“Segment reporting” to our consolidated financial statements under Part I, Item 1—“Financial Statements” above.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2019 and June 30, 2020 is presented below:

	As of December 31, 2019	As of June 30, 2020	Percentage Change Increase/(Decrease)
	(dollars in millions)		2020 vs. 2019
Cash and cash equivalents	$467.1	$867.4	85.7%
Short-term borrowings	70.0	495.0	607.1
Long-term debt due within one year	33.5	33.5	-
Long-term debt other than the current portion	1,339.8	1,323.6	(1.2)
Genpact Limited total shareholders’ equity	$1,689.2	$1,660.6	(1.7)%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 6, 2020, our board of directors approved an approximately 15% increase in our quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing a planned annual dividend of $0.39 per common share, up from $0.34 per common share in 2019, payable to holders of our common shares. On March 18, 2020 and June 26, 2020, we paid a dividend of $0.0975 per share, amounting to $18.5 million and $18.6 million, in the aggregate, to shareholders of record as of March 9, 2020 and June 11, 2020, respectively.

As of June 30, 2020, $866.9 million of our $867.4 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $9.1 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $5.6 million of retained earnings. $857.7 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,250.0 million, of which $229.0 million remained available as of June 30, 2020. Since our share repurchase program was initially authorized in 2015, we have repurchased 38,439,410 of our common shares at an average price of $26.6 per share, for an aggregate purchase price of approximately $1,021.0 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.

During the six months ended June 30, 2020, we repurchased 1,042,188  of our common shares on the open market at a weighted average price of $43.18 per share for an aggregate cash amount of $45.0 million. All repurchased shares have been retired. During the six months ended June 30, 2019, we did not repurchase any of our common shares.

For additional information, see Note 17—“Capital stock” under Part I, Item 1—“Financial Statements” above.

We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. However, there is no assurance that the impacts we have experienced to date, and any future impact we may experience, from the COVID-19 pandemic will not have an adverse effect on our cash flows. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding existing operations to support our growth, financing acquisitions and enhancing capabilities, including building digital solutions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Six months ended June 30,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net cash provided by (used for):
Operating activities	$121.0	$173.1	43.0%
Investing activities	(51.6)	(39.2)	(24.1)%
Financing activities	(60.1)	304.2	(605.8)%
Net increase in cash and cash equivalents	$9.3	$438.0	NM* %

*Not Meaningful

Cash flows provided by operating activities. Net cash provided by operating activities was $173.1 million in the first half of 2020 compared to $121.0 million in the first half of 2019. This increase in cash inflow is primarily due to (i) a $13.3 million increase in net income in the first half of 2020 compared to the first half of 2019, (ii) a $31.4 million increase in non-cash expenses, primarily due to write down of operating right-of-use assets and other assets as part of a restructuring, higher write-down of intangible assets and property, plant and equipment, and higher depreciation and amortization, partially offset by lower stock-based compensation expenses in the first half of 2020 compared to the first half of 2019, and (iii) a $7.4 million decrease in operating assets and liabilities driven by better days sales outstanding (DSO), partially offset by higher annual performance bonus payments and a tax deposit made in the first half of 2020 in connection with a 2013 Indian tax matter which is discussed under Part II, Item 1A—Risk Factors—“Tax matters may have an adverse effect on our operations, effective tax rate and financial condition.”

Cash flows used for investing activities. Our net cash used for investing activities was $39.2 million in the first half of 2020, compared to $51.6 million in the first half of 2019. The reduction in cash used for investing activities was primarily due to a payment of $6.3 million made in relation to an acquisition in the first half of 2019. Additionally, payments for acquired/internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were $6.1 million lower in the first half of 2020 compared to the first half of 2019.

Cash flows provided by (used for) financing activities. Our net cash generated from financing activities was $304.2 million in the first half of 2020, compared to net cash used for financing activities of $60.1 million in the first half of 2019. We received proceeds from short-term borrowings (net of repayments) of $425.0 million in the first half of 2020 compared to the repayment of short-term borrowings (net of proceeds) of $5.0 million in the first half of 2019. For additional information, see Note 11 to our consolidated financial statements. Additionally, payments in connection with the net settlement of common shares under stock-based compensation plans were $29.4 million in the first half of 2020 compared to $2.7 million in the first half of 2019. Payments for share repurchases (including expenses on repurchases) were $45.0 million in the first half of 2020, while no shares were repurchased in the first half of 2019. There were no payments related to earn-out or deferred consideration in the first half of 2020 compared to a payment of $10.5 million in the first half of 2019.

Financing Arrangements

As of December 31, 2019 and June 30, 2020, our outstanding term loan, net of debt amortization expense of $1.6 million and $1.4 million, respectively, was $627.4 million and $610.6 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2019 and June 30, 2020, the limits available under such facilities were $14.3 million and $14.0 million, respectively, of which $7.5 million and $7.4 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2019 and June 30, 2020, a total of $72.1 million and $497.6 million, respectively, of our revolving credit facility was utilized, of which $70.0 million and $495.0 million, respectively, constituted funded drawdown and $2.1 million and $2.6 million, respectively, constituted non-funded drawdown.

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

As of December 31, 2019 and June 30, 2020, the amount outstanding under our 2019 Senior Notes, net of debt amortization expense of $2.9 million and $2.6 million, respectively, was $397.1 million and $397.4 million, respectively. As of December 31, 2019 and June 30, 2020, the amount outstanding under our 2017 Senior Notes, net of debt amortization expense of $1.2 million and $0.9 million, respectively, was $348.8 million and $349.1 million, respectively. We pay interest on the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year and on the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity dates of April 1, 2022 and December 1, 2024, respectively.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of June 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,471.0	$69.3	$473.3	$928.4	$—
— Principal payments	1,357.0	33.5	416.2	907.3	—
— Interest payments*	114.0	35.8	57.1	21.1	—
Short-term borrowings	496.5	496.5	—	—	—
— Principal payments	495.0	495.0	—	—	—
— Interest payments**	1.5	1.5	—	—	—
Finance leases	45.0	13.9	21.6	9.5
— Principal payments	40.0	12.3	19.2	8.5
— Interest payments***	5.0	1.6	2.4	1.0
Operating leases	516.1	90.2	157.1	119.9	148.9
— Principal payments	389.2	63.5	120.1	91.7	113.9
— Interest payments***	126.9	26.7	37.0	28.2	35.0
Purchase obligations	27.6	22.7	4.9	—	—
Capital commitments net of advances	3.6	3.6	—	—	—
Earn-out consideration	23.6	6.5	17.1	—	—
— Reporting date fair value	21.9	5.7	16.2	—	—
— Interest	1.7	0.8	0.9	—	—
Other liabilities	117.2	56.5	59.4	1.3	—
Total contractual obligations	$2,700.6	$759.2	$733.4	$1,059.1	$148.9

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of June 30, 2020, which excludes the impact of interest rate swaps. Interest payments on long-term debt also include interest on our senior notes due in 2022 and 2024 at a rate of 3.70% per annum and 3.375% per annum respectively, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of June 30, 2020 and our expectation for the repayment of such debt.

***	Our interest payments on finance leases and operating leases are based on the incremental borrowing rate prevailing in different jurisdictions.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Financial Statements” above, Genpact Luxembourg S.à r.l. (the “Issuer”), a wholly owned subsidiary of the Company (the “Guarantor”), issued the Senior Notes.  As of June 30, 2020, the outstanding balance for the 2017 Senior Notes and the 2019 Senior Notes was $349.1 million and $397.4 million, respectively.  Each issuance of Senior Notes was fully and unconditionally guaranteed by the Guarantor. The other subsidiaries of the Guarantor do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income
	Year ended December 31, 2019	Six months ended June 30, 2020
	(dollars in millions)
Net revenues	$59.7	$28.7
Gross profit	59.7	28.7
Net income	44.0	19.6

Below is the summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2019	Six months ended June 30, 2020
	(dollars in millions)
Royalty income	$59.7	$28.7
Interest income (expense), net	54.7	29.0
Other cost, net	22.0	7.9

Summarized Balance Sheets
	As of December 31, 2019	As of June 30, 2020
	(dollars in millions)
Assets
Current assets	$1,062.9	$1,161.8
Non-current assets	785.2	662.8

Liabilities and equity
Current liabilities	$2,152.5	$2,216.5
Non-current liabilities	1,333.6	1,331.5

Below is the summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2019	As of June 30, 2020
		(dollars in millions)
Assets
Current assets
Accounts receivable, net	$84.8	$77.9
Loans receivable	788.4	824.4
Others	175.8	241.5

Non-current assets
Investment in debentures/bonds	$595.0	$489.1
Loans receivable	100.0	100.0
Others	89.5	73.1

Liabilities
Current liabilities
Loans payable	$1,976.1	$2,017.6
Others	158.2	185.5

Non-Current liabilities
Loans payable	$500.0	$500.0

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2020, we were party to interest rate swaps covering a total notional amount of $502 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

Except as described herein and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K.

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the risk factors set forth below and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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

In addition, the Government of India issued assessment orders to us in 2014, 2016 and 2019 seeking to assess tax on certain transactions that occurred in 2009, 2013 and 2015. We do not believe that the transactions should be subject to tax in India under applicable law, and have accordingly not provided a reserve for such exposure and have filed the necessary appeals.  Although a judgment was rendered in our favor in respect of our appeal related to tax year 2009, the Indian tax authority has partially appealed the judgment in a higher court. We have received demands for potential tax claims resulting from assessments related to tax years 2009, 2013 and 2015 in an aggregate amount of $146 million, including interest calculated through the date the orders were made. As of June 30, 2020, we have paid a total of $56 million (including $6 million in interest) toward these demands to the Indian tax authority under protest, including a payment of $27 million on February 26, 2020 pursuant to a court order dated February 7, 2020. We may be required to pay the remainder of the demands pending resolution of the matters. Additionally, in the event we do not prevail in our appeals, the total amounts owed in connection with these demands would be subject to additional interest accrued over the period since the demands were made, and the amount of this additional interest could be material. In respect of the 2013 tax year, we recently received a judgment in our favor on procedural grounds that resulted in the dismissal of the assessment for the 2013 tax year (which constitutes a substantial portion of the demands described above). However, the Indian tax authority may appeal this decision. There is no assurance that we will prevail in these matters or similar transactions, and a final determination of tax in the amounts claimed could have a material adverse effect on our operations, effective tax rate and financial condition. See Note 25—“Income taxes” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information relating to these matters.

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

Effective July 1, 2017, a Goods and Services Tax (“GST”) was introduced in India, replacing multiple similar indirect taxes. The implementation of the GST continues to evolve, with the Government of India introducing regular amendments and issuing clarifications. In the second quarter of 2020, a first appellate authority ruled in favor of the taxing authorities who had denied a $3.5 million GST refund we had claimed. We had requested the refund pursuant to the tax exemption available for exports under the GST regime in respect of services performed by us in India for affiliates and clients outside of India. In denying the refund, the taxing authorities have taken the position that the services we provided are local services, which interpretation, if correct, would make the GST exemption on exports unavailable to us in respect of such services. We believe that the denial of the GST exemption is incorrect and that the Government of India may issue further clarifications on the matter. Following the first appellate authority’s ruling affirming the denial of the refund, we have appealed the denial of the refund in the Punjab & Haryana High Court.  However, there is no assurance that we will prevail in this matter.  Further, if it is finally determined that we do not qualify for the GST exemption on the services we provide in India for clients located outside of India, we could be subject to additional tax on all of such services at a rate of 18%.  The imposition of this additional tax on a significant percentage of the services we perform or have performed in India would likely have a material adverse effect on our profitability and cash flows and could also have a material adverse effect on our business, financial condition and results of operations.

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

In addition, in December 2017, the Tax Cuts and Jobs Act became law in the U.S., bringing about far-ranging changes to the existing corporate tax system. This legislation establishes a territorial-style system for taxing foreign-source income of multinational corporations and, among other items and with varying effective dates, includes changes to U.S. federal tax rates, an additional minimum tax measured in part by “base erosion payments” involving certain members of affiliated groups, significant additional limitations on the deductibility of interest, the modification of constructive ownership rules used to determine the status of certain non-U.S. companies as “controlled foreign corporations,” and changes to the rules governing taxable and tax-free cross-border transfers of intangible property. The U.S. Government periodically issues new guidance and clarifications. While this legislation has not so far had a material overall impact on our effective tax rate or business practices and operations, it is possible that our tax liability may materially increase in the future as a result of this legislation. Other legislative and regulatory proposals may also affect our tax position or our business practices and operations, depending on whether and in what form they may ultimately take effect.  See Item 1A—“Risk Factors—Risks Related to our Business—Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

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

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We made no share repurchases during the three months ended June 30, 2020. Approximately $229 million remained available for share repurchases under our existing share repurchase program as of that date.

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

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 11, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished with this Quarterly Report on Form 10-Q.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer