Form 10-Q
period 2020-09-30
Genpact LTD
filed 2020-11-09
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2020

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

As of November 4, 2020, there were 189,347,684 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2019	As of September 30, 2020
Assets
Current assets
Cash and cash equivalents	4	$467,096	$803,399
Accounts receivable, net of reserve for doubtful receivables of $29,969 and allowance for credit losses of $25,552 as of December 31, 2019 and September 30, 2020, respectively	5	914,255	859,070
Prepaid expenses and other current assets	8	170,325	216,244
Total current assets		$1,551,676	$1,878,713

Property, plant and equipment, net	9	254,035	237,473
Operating lease right-of-use assets		330,854	331,149
Deferred tax assets	23	89,715	105,160
Intangible assets, net	10	230,861	176,908
Goodwill	10	1,574,466	1,567,603
Contract cost assets	20	205,498	211,794
Other assets, net of reserve for doubtful assets of $0 and allowance for credit losses of $2,566 as of December 31, 2019 and September 30, 2020, respectively		217,079	294,838
Total assets		$4,454,184	$4,803,638

Liabilities and equity
Current liabilities
Short-term borrowings	11	$70,000	$245,000
Current portion of long-term debt	12	33,509	33,530
Accounts payable		21,981	30,754
Income taxes payable	23	43,186	94,744
Accrued expenses and other current liabilities	13	683,871	677,430
Operating leases liability		57,664	65,192
Total current liabilities		$910,211	$1,146,650

Long-term debt, less current portion	12	1,339,796	1,315,477
Operating leases liability		302,100	305,074
Deferred tax liabilities	23	3,990	3,236
Other liabilities	14	208,916	256,021
Total liabilities		$2,765,013	$3,026,458

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 190,118,181 and 190,403,947 issued and outstanding as of December 31, 2019 and September 30, 2020, respectively		1,896	1,900
Additional paid-in capital		1,570,575	1,612,084
Retained earnings		648,656	748,621
Accumulated other comprehensive income (loss)		(531,956)	(585,425)
Total equity		$1,689,171	$1,777,180
Commitments and contingencies	26
Total liabilities and equity		$4,454,184	$4,803,638

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2019	2020	2019	2020
Net revenues	20	$888,799	$935,523	$2,579,804	$2,758,809
Cost of revenue		573,659	605,829	1,664,040	1,804,492
Gross profit		$315,140	$329,694	$915,764	$954,317
Operating expenses:
Selling, general and administrative expenses		194,537	198,335	582,251	581,989
Amortization of acquired intangible assets	10	6,960	10,235	23,565	31,673
Other operating (income) expense, net	21	59	(3,518)	90	14,991
Income from operations		$113,584	$124,642	$309,858	$325,664
Foreign exchange gains (losses), net		6,727	(2,402)	3,646	11,611
Interest income (expense), net	22	(10,221)	(12,757)	(33,487)	(38,072)
Other income (expense), net	25	704	960	5,067	946
Income before equity-method investment activity, net and income tax expense		$110,794	$110,443	$285,084	$300,149
Equity-method investment activity, net		(5)	—	(16)	—
Income before income tax expense		$110,789	$110,443	$285,068	$300,149
Income tax expense	23	22,669	25,008	62,385	66,855
Net income		$88,120	$85,435	$222,683	$233,294
Earnings per common share	18
Basic		$0.46	$0.45	$1.17	$1.22
Diluted		$0.45	$0.43	$1.14	$1.19
Weighted average number of common shares used in computing earnings per common share	18
Basic		190,599,049	190,949,108	190,071,418	190,705,671
Diluted		195,890,841	196,655,140	194,683,699	196,100,067

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Net income (loss)	$88,120	$85,435	$222,683	$233,294
Other comprehensive income:
Currency translation adjustments	(39,404)	36,106	(24,677)	(36,959)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(11,360)	19,856	1,683	(18,893)
Retirement benefits, net of taxes	346	301	773	2,383
Other comprehensive income (loss)	(50,418)	56,263	(22,221)	(53,469)
Comprehensive income (loss)	$37,702	$141,698	$200,462	$179,825

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the nine months ended September 30, 2019

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2019	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182
Issuance of common shares on exercise of options (Note 16)	622,494	6	9,499	—	—	9,505
Issuance of common shares under the employee stock purchase plan (Note 16)	195,221	2	6,442	—	—	6,444
Net settlement on vesting of restricted share units (Note 16)	557,917	6	(3,794)	—	—	(3,788)
Stock repurchased and retired (Note17)	(608,285)	(6)	—	(23,895)	—	(23,901)
Expenses related to stock purchase (Note 17)	—	—	—	(12)	—	(12)
Stock-based compensation expense (Note 16)	—	—	61,307	—	—	61,307
Comprehensive income (loss):
Net income (loss)	—	—	—	222,683	—	222,683
Other comprehensive income (loss)	—	—	—	—	(22,221)	(22,221)
Dividend ($0.255 per common share, Note 17)	—	—	—	(48,515)	—	(48,515)
Balance as of September 30, 2019	190,113,448	$1,896	$1,544,755	$588,714	$(529,681)	$1,605,684

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the three months ended September 30, 2019

(Unaudited)

(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of July 1, 2019	190,486,041	$1,899	$1,520,025	$540,709	$(479,263)	$1,583,370
Issuance of common shares on exercise of options (Note 16)	115,997	1	2,227	—	—	2,228
Issuance of common shares under the employee stock purchase plan (Note 16)	60,875	1	2,243	—	—	2,244
Net settlement on vesting of restricted share units (Note 16)	58,820	1	(1,060)	—	—	(1,059)
Stock repurchased and retired (Note17)	(608,285)	(6)	—	(23,895)	—	(23,901)
Expenses related to stock purchase (Note 17)	—	—	—	(12)	—	(12)
Stock-based compensation expense (Note 16)	—	—	21,320	—	—	21,320
Comprehensive income (loss):
Net income (loss)	—	—	—	88,120	—	88,120
Other comprehensive income (loss)	—	—	—	—	(50,418)	(50,418)
Dividend ($0.085 per common share, Note 17)	—	—	—	(16,208)	—	$(16,208)
Balance as of September 30, 2019	190,113,448	$1,896	$1,544,755	$588,714	$(529,681)	$1,605,684

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the nine months ended September 30, 2020

(Unaudited)

(In thousands, except share count)

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2020	190,118,181	$1,896	$1,570,575	$648,656	$(531,956)	$1,689,171
Transition period adjustment pursuant to ASC 326, net of tax	—	—	—	(3,984)	—	(3,984)
Adjusted balance as of January 1, 2020	190,118,181	1,896	1,570,575	644,672	(531,956)	1,685,187
Issuance of common shares on exercise of options (Note 16)	542,634	6	10,863	—	—	10,869
Issuance of common shares under the employee stock purchase plan (Note 16)	241,953	3	8,389	—	—	8,392
Net settlement on vesting of restricted share units (Note 16)	380,625	4	(7,725)	—	—	(7,721)
Net settlement on vesting of performance units (Note 16)	902,532	9	(25,836)	—	—	(25,827)
Stock repurchased and retired (Note 17)	(1,781,978)	(18)	—	(73,534)	—	(73,552)
Expense related to stock purchase (Note 17)	—	—	—	(36)	—	(36)
Stock-based compensation expense (Note 16)	—	—	55,818	—	—	55,818
Comprehensive income (loss):
Net income (loss)	—	—	—	233,294	—	233,294
Other comprehensive income (loss)	—	—	—	—	(53,469)	(53,469)
Dividend ($0.293 per common share, Note 17)	—	—	—	(55,775)	—	(55,775)
Balance as of September 30, 2020	190,403,947	$1,900	$1,612,084	$748,621	$(585,425)	$1,777,180

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the three months ended September 30, 2020

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of July 1, 2020	190,721,373	$1,903	$1,590,017	$710,382	$(641,688)	$1,660,614
Issuance of common shares on exercise of options (Note 16)	203,306	2	4,271	—	—	4,273
Issuance of common shares under the employee stock purchase plan (Note 16)	67,639	1	2,567	—	—	2,568
Net settlement on vesting of restricted share units (Note 16)	151,419	2	(4,258)	—	—	(4,256)
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—
Stock repurchased and retired (Note 17)	(739,790)	(8)	—	(28,544)	—	(28,552)
Expenses related to stock repurchase (Note 17)	—	—	—	(15)	—	(15)
Stock-based compensation expense (Note 16)	—	—	19,487	—	—	19,487
Comprehensive income (loss):
Net income (loss)	—	—	—	85,435	—	85,435
Other comprehensive income (loss)	—	—	—	—	56,263	56,263
Dividend ($0.098 per common share, Note 17)	—	—	—	(18,637)	—	(18,637)
Balance as of September 30, 2020	190,403,947	$1,900	$1,612,084	$748,621	$(585,425)	$1,777,180

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2019	2020
Operating activities
Net income	$222,683	$233,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,234	88,273
Amortization of debt issuance costs (including loss on extinguishment of debt)	1,288	1,685
Amortization of acquired intangible assets	23,565	31,673
Write-down of intangible assets and property, plant and equipment	3,511	10,647
Reserve for doubtful receivables/allowance for credit losses	7,169	3,226
Unrealized loss (gain) on revaluation of foreign currency asset/liability	(4,862)	6,164
Stock-based compensation expense	61,307	55,818
Deferred income taxes	(6,946)	(9,287)
Write-down of operating lease right-of-use assets and other assets	—	10,244
Others, net	(2,605)	(1,131)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(97,269)	49,299
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(87,064)	(148,909)
Decrease in accounts payable	(20,670)	(2,646)
Increase in accrued expenses, other current liabilities, operating leases liability and other liabilities	122,411	44,830
Increase in income taxes payable	48,567	52,033
Net cash provided by operating activities	$341,319	$425,213
Investing activities
Purchase of property, plant and equipment	(55,071)	(47,932)
Payment for internally generated intangible assets (including intangibles under development)	(26,261)	(8,391)
Proceeds from sale of property, plant and equipment	1,621	447
Payment for business acquisitions, net of cash acquired	(6,305)	—
Net cash used for investing activities	$(86,016)	$(55,876)
Financing activities
Repayment of finance lease obligations	(6,256)	(7,240)
Payment of debt issuance costs	—	(620)
Repayment of long-term debt	(25,500)	(25,500)
Proceeds from short-term borrowings	50,000	455,000
Repayment of short-term borrowings	(100,000)	(280,000)
Proceeds from issuance of common shares under stock-based compensation plans	15,949	19,261
Payment for net settlement of stock-based awards	(3,177)	(33,157)
Payment of earn-out consideration	(12,790)	—
Dividend paid	(48,515)	(55,775)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(23,913)	(73,588)
Net cash used for financing activities	$(154,202)	$(1,619)
Effect of exchange rate changes	(12,625)	(31,415)
Net increase in cash and cash equivalents	101,101	367,718
Cash and cash equivalents at the beginning of the period	368,396	467,096
Cash and cash equivalents at the end of the period	$456,872	$803,399
Supplementary information
Cash paid during the period for interest	$31,633	$28,160
Cash paid during the period for income taxes, net of refund	$65,562	$131,456

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has more than 96,300 employees serving clients in key industry verticals from more than 30 countries.

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

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangible assets and goodwill, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, the measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

Intangible assets acquired individually or with a group of other assets or in a business combination and developed internally are carried at cost less accumulated amortization and accumulated impairment loss based on their estimated useful lives as follows:

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

Capitalized software and technology costs are included in intangible assets under technology-related intangible assets on the Company’s balance sheet and are amortized on a straight-line basis when placed into service over the estimated useful lives of the software and technology.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its customers. The General Electric Company (“GE”) accounted for 17% of the Company’s receivables as of December 31, 2019 and September 30, 2020. GE accounted for 14% of the Company’s revenues for each of the three and nine month periods ended September 30, 2019, and 12% and 13% of the Company’s revenues for the three and nine month periods ended September 30 2020, respectively.

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

(f) Revenue Recognition

The Company derives its revenue primarily from business process management services, including analytics, consulting and related digital solutions and information technology services, which are provided primarily on a time-and-material, transaction or fixed-price basis. The Company recognizes revenue upon the transfer of control of promised services to its customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Revenues from services rendered under time-and-materials and transaction-based contracts are recognized as the services are provided. The Company’s fixed-price contracts include contracts for customization of applications, maintenance and support services. Revenues from these contracts are recognized ratably over the term of the agreement. The Company accrues for revenue and unbilled receivables for services rendered between the last billing date and the balance sheet date.

The Company’s contracts with its customers also include incentive payments received for discrete benefits delivered or promised to be delivered to the customer or service level agreements that could result in credits or refunds to the customer. Revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

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

Certain contracts may include offerings such as sale of licenses, which may be perpetual or subscription-based. Revenue from distinct perpetual licenses is recognized upfront at the point in time when the software is made available to the customer. Revenue from distinct, non-cancellable, subscription-based licenses is recognized at the point in time it is transferred to the customer. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.

All incremental and direct costs incurred for acquiring contracts, such as certain sales commissions, are classified as contract cost assets. Such costs are amortized over the expected period of benefit and recorded under selling, general and administrative expenses.

Other upfront fees paid to customers are classified as contract assets. Such fees are amortized over the expected period of benefit and recorded as an adjustment to the transaction price and deducted from revenue.

Timing of revenue recognition may differ from the timing of invoicing. If a payment is received in respect of services prior to the delivery of services, the payment is recognized as an advance from the customer and classified as a contract liability. Contract assets and contract liabilities relating to the same customer contract are offset against each other and presented on a net basis in the consolidated financial statements.

Significant judgements

The Company often enters into contracts with its customers that include promises to transfer multiple products and services to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgement.

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

For all leases at the lease commencement date, a right-of-use (ROU) asset and a lease liability are recognized. The lease liability represents the present value of the lease payments under the lease. Lease liabilities are initially measured at the present value of the lease payments not yet paid, discounted using the discount rate for the lease at the lease commencement. The lease liabilities are subsequently measured on an amortized cost basis. The lease liability is adjusted to reflect interest on the liability and the lease payments made during the period. Interest on the lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability.

The ROU asset represents the right to use the leased asset for the lease term. The ROU asset for each lease initially includes the amount of the initial measurement of the lease liability adjusted for any lease payments made to the lessor at or before the commencement date, accrued lease liabilities and any lease incentives received or any initial direct costs incurred by the Company.

The ROU asset of finance leases is subsequently measured at cost, less accumulated amortization and any accumulated impairment losses. The ROU asset of operating leases is subsequently measured from the carrying amount of the lease liability at the end of each reporting period, and is equal to the carrying amount of lease liabilities adjusted for (1) unamortized initial direct costs, (2) prepaid/(accrued) lease payments and (3) the unamortized balance of lease incentives received.

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

The Company has applied an incremental borrowing rate for the purpose of computing lease liabilities based on the remaining lease term and the rates prevailing in the jurisdictions where leases were executed.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

For the nine months ended September 30, 2020, due to the impact of the COVID-19 pandemic on the Company’s current and future revenues and operations, the Company recorded restructuring charges related to the abandonment of leased office premises and related assets. See note 27 for additional information.

(h) Cost of revenue

Cost of revenue primarily consists of salaries and benefits (including stock-based compensation), recruitment, training and related costs of employees who are directly responsible for the performance of services for clients, their supervisors and certain support personnel who may be dedicated to a particular client or a set of processes. It also includes operational expenses, which consist of facilities maintenance expenses, travel and living expenses, rent, IT expenses, and consulting and certain other expenses. Consulting charges represent the cost of consultants and contract resources with specialized skills who are directly responsible for the performance of services for clients and travel and other billable costs related to the Company’s clients. It also includes depreciation of property, plant and equipment, and amortization of intangible and ROU assets which are directly related to providing services that generate revenue.

(i) Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses consist of expenses relating to salaries and benefits (including stock-based compensation) as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions such as human resources, finance, legal, marketing, sales and sales support, and other support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. SG&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting and other advisors), investment in research and development, digital technology, advanced automation and robotics, and an allowance for credit losses. It also includes depreciation of property, plant and equipment, and amortization of intangibles and ROU assets other than those included in cost of revenue.

(j) Changes in accounting policies

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

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

Credit losses (effective January 1, 2020)

The Company recognizes an allowance for credit losses for all debt instruments other than those held at fair value through profit or loss. The Company pools its accounts receivable based on similar risk characteristics in estimating expected credit losses. Credit losses for accounts receivable are based on the roll-rate method, and the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date. The Company has established a provision matrix based on historical credit loss experience, adjusted for forward-looking factors and the economic environment. The Company believes the most relevant forward-looking factors are economic environment, gross domestic product, inflation rates and unemployment rates for each of the countries in which the Company or its customers operate, and accordingly the Company adjusts historical loss rates based on expected changes in these factors. At every reporting date, observed historical default rates are updated to reflect changes in the Company’s forward-looking estimates.

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

(k) Recently issued accounting pronouncements

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The amendment expands an entity’s ability to apply hedge accounting to non-financial and financial risk components and requires changes in the fair value of hedging instruments to be presented in the same income statement line as a hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. The ASU must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. The ASU was effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. On January 1, 2019, the Company adopted this ASU and concluded that it does not have any impact on its consolidated results of operations, cash flows, financial position and or disclosures.

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

The Company adopted ASU 2016-13, ASU 2019-05 and ASU 2019-11 beginning January 1, 2020, including interim periods in fiscal year 2020. The cumulative impact of the adoption of these standards has been described in section (j) above.

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through 31 December 2022. The Company is currently evaluating the impact of adopting this guidance.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in ASC 815-40 for equity classification. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning January 1, 2022. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(l) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period. The impact of such reclassifications on the consolidated financial statements is not material.

3. Business acquisitions

(a) Rightpoint Consulting, LLC

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers was $248,470 resulting in a payable of $18,162 which is outstanding as of September 30, 2020. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition is expected to expand the Company’s capabilities in improving customer experience.

The securities purchase agreement between the Company and the selling equity holders of Rightpoint provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options for a three-year rollover period and receive cash consideration at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earn-out consideration with an estimated value of $21,500 over the rollover period of three years. The amount of deferred earn-out consideration ultimately payable by the Company to the selling equity holders of Rightpoint will be based on the future revenue multiple of the acquired business and is included in the purchase consideration outstanding as of September 30, 2020. Additionally, under the purchase agreement the selling equity holders are obligated to sell their rollover interests to the Company. Accordingly, the Company has obtained control over 100% of the outstanding equity/limited liability company interests of Rightpoint as of November 12, 2019.

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

(b) riskCanvas Holdings, LLC

On January 7, 2019, the Company acquired 100% of the outstanding equity interests in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5,747. This amount includes cash consideration of $5,700, net of adjustment for working capital. No portion of the total consideration, payable in cash, was unpaid as of September 30, 2020. This acquisition expands the Company’s services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances its consulting capabilities for clients in the financial services industry.

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

4. Cash and cash equivalents

	As of December 31,	As of September 30,
	2019	2020
Cash and other bank balances	467,096	803,399
Total	$467,096	$803,399

5. Accounts receivable, net of allowance for credit losses

Accounts receivable were $944,224 and $884,622, reserve for doubtful receivables was $29,969 and allowance for credit losses was $25,552, resulting in net accounts receivable balances of $914,255 and $859,07o as of December 31, 2019 and September 30, 2020, respectively.

The following table provides details of the Company’s allowance for credit losses:

	Year ended December 31, 2019	Nine months ended September 30, 2020
Opening balance as of January 1	$23,960	$29,969
Transition period adjustment on accounts receivables (through retained earnings) pursuant to adoption of ASC 326	—	4,185
Adjusted balance as of January 1	$23,960	$34,154
Additions due to acquisitions	1,004	—
Additions charged/reversal released to cost and expense	$7,443	$1,394
Deductions/effect of exchange rate fluctuations	(2,438)	(9,996)
Closing balance	$29,969	$25,552

In addition, deferred billings were $7,858 and $23,755, reserve for doubtful assets was $0 and allowance for credit losses was $2,566, resulting in net deferred billings balances of $7,858 and $21,189 as of December 31, 2019 and September 30, 2020, respectively. Total credit losses of $2,566 as of September 30, 2020 includes $734 as a transition date adjustment through retained earnings pursuant to the adoption of ASC 326 and $1,832 as a current period charge. Deferred billings, net of related allowance for credit losses, are included under “other assets” in the consolidated balance sheet.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2019 and September 30, 2020:

	As of December 31, 2019
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$21,309	$—	$21,309	$—
Deferred compensation plan assets (a, e)	11,208	—	—	11,208
Total	$32,517	$—	$21,309	$11,208
Liabilities
Earn-out consideration (Note b, d)	$22,184	$—	$—	$22,184
Derivative instruments (Note b, c)	24,239	—	24,239	—
Deferred compensation plan liability (b, f)	10,943	—	—	10,943
Total	$57,366	$—	$24,239	$33,127

	As of September 30, 2020
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$20,687	$—	$20,687	$—
Deferred compensation plan assets (Note a, e)	23,680	—	—	23,680
Total	$44,367	$—	$20,687	$23,680
Liabilities
Earn out consideration (Note b, d)	$18,162	$—	$—	$18,162
Derivative instruments (Note b, c)	45,790	—	45,790	—
Deferred compensation plan liability (Note b, f)	23,252	—	—	23,252
Total	$87,204	$—	$45,790	$41,414

(a)	Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.
(b)	Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2019 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
Opening balance	$3,463	$21,935	$17,073	$22,184
Payments made on earn-out consideration (Note a)	(3,000)	—	(17,098)	—
Change in fair value of earn out consideration (Note b)	—	(3,773)	—	(4,452)
Others (Note c)	14	—	502	430
Closing balance	$477	$18,162	$477	$18,162

(a)

Includes an interest payment on earn-out consideration in excess of the acquisition date fair value, which is included in “cash flows from operating activities” amounting to $680 and $0 for the three months ended September 30, 2019 and 2020, respectively, and $4,308 and $0 for the nine months ended September 30, 2019 and 2020, respectively.

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

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2019 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Opening balance	$9,141	$21,837	$1,613	$11,208
Additions (net of redemption)	579	639	7,564	10,500
Change in fair value of deferred compensation plan assets (Note a)	186	1,204	729	1,972
Closing balance	$9,906	$23,680	$9,906	$23,680

(a)	Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and nine months ended September 30, 2019 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Opening balance	$8,994	$21,375	$1,582	$10,943
Additions (net of redemption)	587	792	7,564	10,367
Change in fair value of deferred compensation plan liabilities (Note a)	61	1,085	496	1,942
Closing balance	$9,642	$23,252	$9,642	23,252

(a)	Changes in the fair value of deferred compensation plan liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7.	Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows and interest rates. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable and non-deliverable forward foreign exchange contracts and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 39 months and the forecasted transactions are expected to occur during the same period.

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2019	As of September 30, 2020	As of December 31, 2019	As of September 30, 2020
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,305,000	$1,156,000	(5,740)	$(1,200)
United States Dollars (sell) Mexican Peso (buy)	—	16,500	—	(239)
United States Dollars (sell) Philippines Peso (buy)	66,600	53,100	462	1,536
Euro (sell) United States Dollars (buy)	122,337	118,678	4,135	(2,457)
Singapore Dollars (buy) United States Dollars (sell)	10,017	10,017	38	(157)
Euro (sell) Romanian Leu (buy)	26,918	24,633	(314)	(190)
Japanese Yen (sell) Chinese Renminbi (buy)	29,350	18,937	(258)	121
Pound Sterling (sell) United States Dollars (buy)	9,089	2,278	383	159
Australian Dollars (sell) United States Dollars (buy)	35,972	—	1,924	—
United States Dollars (sell) Hungarian Font (buy)	20,500	39,000	162	(1,034)
Hungarian Font (Sell) Euro (buy)	9,534	9,971	(157)	580
Australian Dollars (sell) Indian Rupees (buy)	—	97,038	—	(1,382)
United States Dollars (Sell) Brazilian Real (buy)	—	1,000	—	(51)
Interest rate swaps (floating to fixed)	477,604	494,993	(3,565)	(20,789)
			(2,930)	(25,103)

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

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2019	As of September 30, 2020	As of December 31, 2019	As of September 30, 2020
Assets
Prepaid expenses and other current assets	$16,214	$8,424	$2,009	$6,765
Other assets	$3,086	$5,498	$—	$—

Liabilities
Accrued expenses and other current liabilities	$6,152	$27,630	$814	$2,079
Other liabilities	$17,273	$16,081	$—	$—

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

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended September 30,						Nine months ended September 30,
	2019			2020			2019			2020
	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount
Opening balance	$11,185	$(6,077)	$5,108	$(54,335)	$9,994	$(44,341)	$(2,411)	$(5,524)	$(7,935)	$(4,126)	$(1,466)	$(5,592)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	5,915	(1,950)	3,965	(3,996)	1,029	(2,967)	15,105	(5,553)	9,552	(4,909)	722	(4,187)
Changes in fair value of effective portion of outstanding derivatives, net	(9,115)	1,720	(7,395)	20,550	(3,661)	16,889	13,671	(2,436)	11,235	(30,572)	7,492	(23,080)
Gain/(loss) on cash flow hedging derivatives, net	(15,030)	3,670	(11,360)	24,546	(4,690)	19,856	(1,434)	3,117	1,683	(25,663)	6,770	(18,893)
Closing balance	$(3,845)	$(2,407)	$(6,252)	$(29,789)	$5,304	$(24,485)	$(3,845)	$(2,407)	$(6,252)	$(29,789)	$5,304	$(24,485)

*The tax (expense) benefit includes the effect of novating certain hedging instruments as part of an intercompany transfer.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The Company’s gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)					Amount of Gain (Loss) reclassified
	recognized in OCI on					from OCI into Statement of Income
Derivatives in	Derivatives (Effective Portion)				Location of Gain (Loss)	(Effective Portion)
Cash Flow	Three months ended		Nine months ended		reclassified from OCI into	Three months ended		Nine months ended
Hedging	September 30,		September 30,		Statement of Income	September 30,		September 30,
Relationships	2019	2020	2019	2020	(Effective Portion)	2019	2020	2019	2020
Forward foreign exchange contracts	$(7,261)	$20,518	$22,964	$(10,609)	Revenue	$1,919	$62	$4,441	$3,973
Interest rate swaps	(1,854)	32	(9,293)	(19,963)	Cost of revenue	2,294	(1,571)	5,274	(4,833)
					Selling, general and administrative expenses	595	(440)	1,497	(1,310)
					Interest expense	1,107	(2,047)	3,893	(2,739)
	$(9,115)	$20,550	$13,671	$(30,572)		$5,915	$(3,996)	$15,105	$(4,909)

There were no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and nine months ended September 30, 2019 and 2020, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2019	2020	2019	2020
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(3,209)	$7,136	$4,203	$(6,698)
Forward foreign exchange contracts (Note b)	Foreign exchange gains (losses), net	—	—	—	3,963
		$(3,209)	$7,136	$4,203	$(2,735)

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

(b)

These forward foreign exchange contracts were initially designated as cash flow hedges under ASC guidance on derivatives and hedging. These contracts were terminated because certain forecasted transactions were no longer expected to occur and therefore hedge accounting was no longer applied. Subsequently the realized gains (losses) are recorded in foreign exchange gains (losses) net in the consolidated statements of income.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of September 30,
	2019	2020
Advance income and non-income taxes	$43,763	$111,902
Contract asset (Note 20)	19,170	13,470
Prepaid expenses	29,734	35,200
Derivative instruments	18,223	15,189
Employee advances	4,209	3,222
Deposits	1,784	6,544
Advances to suppliers	4,289	738
Others	49,153	29,979
	$170,325	$216,244

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2019	As of September 30, 2020
Property, plant and equipment, gross	$744,161	$769,214
Less: Accumulated depreciation, amortization and impairment	(490,126)	(531,741)
Property, plant and equipment, net	$254,035	$237,473

Depreciation expense on property, plant and equipment for the nine months ended September 30, 2019 and 2020 was $41,739 and $50,863, respectively, and for the three months ended September 30, 2019 and 2020 was $13,262 and $17,257, respectively. Computer software amortization for the nine months ended September 30, 2019 and 2020 was $8,060 and $7,399, respectively, and for the three months ended September 30, 2019 and 2020 was $3,844 and $1,889, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(224) and $223 for the nine months ended September 30, 2019 and 2020, respectively, and $(94) and $68 for the three months ended September 30, 2019 and 2020, respectively.

The Company recorded a write-down to certain property, plant and equipment during the three and nine months ended September 30, 2020, as described in Note 10.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2019 and nine months ended September 30, 2020:

	For the year ended December 31, 2019	For the nine months ended September 30, 2020
Opening balance	$1,393,832	$1,574,466
Goodwill relating to acquisitions consummated during the period	185,381	—
Impact of measurement period adjustments	(988)	—
Effect of exchange rate fluctuations	(3,759)	(6,863)
Closing balance	$1,574,466	$1,567,603

The following table presents the changes in goodwill by reporting unit for the nine months ended September 30, 2020:

	BCMI	CGRLH	HMS	Total
Opening balance	$417,213	555,130	602,123	1,574,466
Goodwill relating to acquisitions consummated during the period	—	—	—	—
Impact of measurement period adjustments	—	—	—	—
Effect of exchange rate fluctuations	(1,971)	(2,519)	(2,373)	(6,863)
Closing balance	$415,242	552,611	599,750	1,567,603

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2019:

	BCMI	CGRLH	HMS	Total
Opening balance	$398,601	512,296	482,935	1,393,832
Goodwill relating to acquisitions consummated during the period	20,072	44,365	120,944	185,381
Impact of measurement period adjustments	(380)	(151)	(457)	(988)
Effect of exchange rate fluctuations	(1,080)	(1,380)	(1,299)	(3,759)
Closing balance	$417,213	555,130	602,123	1,574,466

The total amount of goodwill deductible for tax purposes was $282,524 and $265,924 as of December 31, 2019 and September 30, 2020, respectively.

The Company’s intangible assets are as follows:

	As of December 31, 2019			As of September 30, 2020
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$415,375	329,724	85,651	413,057	348,267	64,790
Marketing-related intangible assets	84,180	50,217	33,963	83,202	57,969	25,233
Technology-related intangible assets	149,262	61,150	88,112	150,345	83,010	67,335
Intangible assets under development	26,646	3,511	23,135	22,053	2,503	19,550
	675,463	444,602	230,861	668,657	491,749	176,908

Amortization expenses for intangible assets acquired as a part of business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the nine months ended September 30, 2019 and 2020 were $23,565 and $31,673, respectively, and for the three months ended September 30, 2019 and 2020 were $6,960 and $10,235, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the nine months ended September 30, 2019 and 2020 were $13,244 and $20,932, respectively, and for the three months ended September 30, 2019 and 2020 were $4,990 and $6,896, respectively.

Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(62) and $79 for the nine months ended September 30, 2019 and 2020, respectively, and $(27) and $26 for the three months ended September 30, 2019 and 2020, respectively.

During the three and nine months ended September 30, 2019 and 2020, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in the Company’s investment strategy and market trends which led to a decision to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $3,511 and $10,647 for the nine months ended September 30, 2019 and 2020, respectively, and $0 and $674 for the three months ended September 30, 2019 and 2020, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income.

The summary below represents the impairment charge recorded for various categories of assets during the three and nine months ended September 30, 2019 and September 30, 2020:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Technology related intangibles	—	347	3,511	4,878
Customer related intangibles	—	—	—	1,239
Total Intangibles	—	347	3,511	6,117
Property, plant and equipment	—	327	—	4,530
Total Property, plant and equipment	—	327	—	4,530
Grand Total	—	674	3,511	10,647

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2019 and September 30, 2020, the limits available were $14,307 and $14,212, respectively, of which $7,486 and $6,191, respectively, was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in Note 12.  Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2019 and September 30, 2020. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2019 and September 30, 2020.  As of December 31, 2019 and September 30, 2020, a total of $72,098 and $247,639, respectively, was utilized, of which $70,000 and $245,000, respectively, constituted funded drawdown and $2,098 and $2,639, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended September 30, 2020, the Company was in compliance with the financial covenants of the credit agreement.

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

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 Facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 Facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement.  These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the period ended September 30, 2020, the Company was in compliance with the terms of the credit agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the amended credit agreement.

As of December 31, 2019 and September 30, 2020, the amount outstanding under the term loan, net of debt amortization expense of $1,641 and $1,271, was $627,359 and $602,229, respectively. As of December 31, 2019 and September 30, 2020, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum. Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of September 30, 2020 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of September 30, 2020, net of debt amortization expense, is as follows:

Year ended	Amount
2020	$8,379
2021	33,537
2022	33,564
2023	526,749
Total	$602,229

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt (Continued)

Genpact Luxembourg S.à.r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”), and $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes” and together with the 2017 Senior Notes, the “Senior Notes”). The Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,642 and $2,937 incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the lives of the Senior Notes as an additional interest expense. As of December 31, 2019 and September 30, 2020, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $1,186 and $791, respectively, was $348,814 and $349,209, respectively, which is payable on April 1, 2022. As of December 31, 2019 and September 30, 2020, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2,868 and $2,431, was $397,132 and $397,569, respectively. The Issuer will pay interest on the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year and on the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity dates of April 1, 2022 and December 1, 2024, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2017 Senior Notes, March 1, 2022, and in the case of the 2019 Senior Notes, November 1, 2024, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets. During the period ended September 30, 2020, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%.

A summary of the company’s long-term debt is as follows:

	As of December 31, 2019	As of September 30, 2020
Credit facility, net of debt amortization expense	627,359	602,229
2017 Senior Notes, net of debt amortization expense	348,814	349,209
2019 Senior Notes, net of debt amortization expense	397,132	397,569
Total	$1,373,305	$1,349,007
Current portion	33,509	33,530
Non-current portion	1,339,796	1,315,477
Total	$1,373,305	$1,349,007

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of September 30,
	2019	2020
Accrued expenses	$178,845	$153,235
Accrued employee cost	273,769	211,312
Earn-out consideration	6,384	5,001
Statutory liabilities	62,786	68,724
Retirement benefits	1,564	1,617
Compensated absences	26,116	28,220
Derivative instruments	6,966	29,709
Contract liabilities (Note 20)	97,313	132,754
Finance lease liability	9,740	16,211
Others	20,388	30,647
	$683,871	$677,430

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of September 30,
	2019	2020
Accrued employee cost	$8,729	$18,900
Earn-out consideration	15,800	13,161
Statutory liabilities	66	21,748
Retirement benefits	13,162	17,274
Compensated absences	35,029	43,384
Derivative instruments	17,273	16,081
Contract liabilities (Note 20)	78,613	65,779
Finance lease liability	20,725	31,249
Others	19,519	28,445
	$208,916	$256,021

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

Net defined benefit plan costs for the three and nine months ended September 30, 2019 and 2020 include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Service costs	$2,108	$2,733	$6,439	$8,402
Interest costs	1,138	1,267	3,479	3,898
Amortization of actuarial loss	290	615	887	1,883
Expected return on plan assets	(643)	(1,108)	(1,967)	(3,406)
Net defined benefit plan costs	$2,893	$3,507	$8,838	$10,777

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Defined contribution plans

During the three and nine months ended September 30, 2019 and 2020, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
India	$7,805	$7,289	$21,757	$22,362
U.S.	4,655	4,654	13,676	13,935
U.K.	2,634	2,836	9,290	8,719
China	4,693	4,691	14,111	11,953
Other regions	1,388	2,628	4,244	7,464
Total	$21,175	$22,098	$63,078	$64,433

Deferred compensation plan

On July 1, 2018, Genpact LLC, a wholly-owned subsidiary of the Company, adopted an executive deferred compensation plan (the “Plan”). The Plan provides a select group of U.S.-based members of Company management with the opportunity to defer from 1% to 80% of their base salary and from 1% to 100% of their qualifying bonus compensation (or such other minimums or maximums as determined by the Plan administrator from time to time) pursuant to the terms of the Plan. Participant deferrals are 100% vested at all times.  The Plan also allows for discretionary supplemental employer contributions by the Company, in its sole discretion, which will be subject to a two-year vesting schedule (50% vesting on the one-year anniversary of approval of the contribution and 50% vesting on the second year anniversary of approval of the contribution) or such other vesting schedule as determined by the Company.  However, no such contribution has been made by the Company to date.

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

The liability for the deferred compensation plan was $10,943 and $23,252 as of December 31, 2019 and September 30, 2020, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $11,208 and $23,680 as of December 31, 2019 and September 30, 2020, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the nine months ended September 30, 2019 and 2020, the change in the fair value of Plan assets was $729 and $1,972, respectively, and for the three months ended September 30, 2019 and 2020 was $186 and $1,204, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the nine months ended September 30, 2019 and 2020, the change in the fair value of deferred compensation liabilities was $496 and $1,942, respectively, and for the three months ended September, 30 2019 and 2020 was $61 and $1,085, respectively, which is included in “selling, general and administrative expenses.”

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

Stock-based compensation costs relating to the foregoing plans during the nine months ended September 30, 2019 and September 30, 2020 were $60,525 and $54,835, respectively, and for the three months ended September 30, 2019 and 2020 were $21,042 and $19,180, respectively.  These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

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

The following table shows the significant assumptions used in determining the fair value of options granted in the nine months ended September 30, 2019 and 2020. The Company granted 1,881,068 options in the nine months ended September 30, 2019.

	Nine months ended September 30, 2019	Nine months ended September 30, 2020
Dividend yield	0.82% - 1.08%	0.89%
Expected life (in months)	84	84
Risk-free rate of interest	1.56% - 2.63%	1.50%
Volatility	21.0% - 21.38%	20.96%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the nine months ended September 30, 2020 is set out below:

	Nine months ended September 30, 2020
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2020	8,360,212	$25.33	6.5	$—
Granted	431,924	43.94	—	—
Forfeited	(752,261)	30.09	—	—
Expired	—	—	—	—
Exercised	(542,634)	20.03	—	8,802
Outstanding as of September 30, 2020	7,497,241	$26.31	5.9	$96,908
Vested as of September 30, 2020 and expected to vest thereafter (Note a)	7,311,736	$26.19	5.9	$95,303
Vested and exercisable as of September 30, 2020	2,863,405	$19.50	2.9	$55,703
Weighted average grant date fair value of grants during the period	$9.72

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of September 30, 2020, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $21,480, which will be recognized over the weighted average remaining requisite vesting period of 3.1 years.

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the nine months ended September 30, 2020 is set out below:

	Nine months ended September 30, 2020
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	1,261,706	$31.41
Granted	296,332	40.40
Vested (Note a)	(582,608)	27.77
Forfeited	(57,052)	37.45
Outstanding as of September 30, 2020	918,378	$36.24
Expected to vest (Note b)	814,622

(a)	582,608 RSUs that vested during the period were net settled upon vesting by issuing 336,460 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

44,562 RSUs vested in the year ended December 31, 2018, in respect of which 44,165 shares were issued during the nine months ended September 30, 2020 after withholding shares to the extent required to satisfy minimum statutory withholding obligations.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of September 30, 2020, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $20,611, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

A summary of PU activity during the nine months ended September 30, 2020 is set out below:

	Nine months ended Sept 30, 2020
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2020	6,058,464	$31.07	6,058,464
Granted	1,253,766	42.49	2,507,532
Vested (Note a)	(1,496,377)	25.21	(1,496,377)
Forfeited	(494,654)	33.65	(511,928)
Adjustment upon final determination of level of performance goal achievement (Note b)	6,503	34.72	6,503
Outstanding as of September 30, 2020	5,327,702	$35.17	6,564,194
Expected to vest (Note c)	4,699,601

(a)	1,496,377 PSUs that vested during the period were net settled upon vesting by issuing 902,532 shares (net of minimum statutory tax withholding).
(b)	Represents an adjustment made in March 2020 to the number of shares subject to the PUs granted in 2019 upon certification of the level of achievement of the performance targets underlying such awards.
(c)	The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

As of September 30, 2020, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $66,107, which will be recognized over the weighted average remaining requisite vesting period of 1.6 years.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

During the nine months ended September 30, 2019 and 2020, 195,221 and 241,953 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the nine months ended September 30, 2019 and 2020 was $782 and $983, respectively, and for the three months ended September 30, 2019 and 2020 was $278 and $307 , respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

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

During the nine months ended September 30, 2019 and 2020, the Company repurchased 608,285 and 1,781,978 of its common shares, respectively, on the open market at a weighted average price of $39.29 and $41.28 per share, respectively, for an aggregate cash amount of $23,901 and $73,552, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the nine months ended September 30, 2019 and 2020, retained earnings were reduced by the direct costs related to share repurchases of $12 and $36, respectively.

Approximately $200,491 remained available for share repurchases under the Company’s existing share repurchase program as of September 30, 2020. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

Dividend

On February 7, 2019, the Company announced that its Board had approved a 13% increase in its quarterly cash dividend to $0.085 per share, up from $0.075 per share in 2018, representing an annual dividend of $0.34 per common share, up from $0.30 per share in 2018, payable to holders of the Company’s common shares. On March 20, 2019, June 21, 2019 and September 20, 2019, the Company paid a dividend of $0.085 per share, amounting to $16,119, $16,188 and $16,208 in the aggregate, to shareholders of record as of March 8, 2019, June 12, 2019 and September 11, 2019, respectively.

On February 6, 2020, the Company announced that its Board had approved a 15% increase in its quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing a planned annual dividend of $0.39 per common share, up from $0.34 per share in 2019, payable to holders of the Company’s common shares. On March 18, 2020, June 26, 2020 and September 23, 2020, the Company paid a dividend of $0.0975 per share, amounting to $18,543, $18,595 and $18,637 in the aggregate, to shareholders of record as of March 9, 2020, June 11, 2020 and September 11, 2020, respectively.

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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,375,425 and 1,432,789 for the nine months ended September 30, 2019 and 2020, respectively, and 60,194 and 675,214 for the three months ended September 30, 2019 and 2020, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Net income available to Genpact Limited common shareholders	$88,120	$85,435	$222,683	$233,294
Weighted average number of common shares used in computing basic earnings per common share	190,599,049	190,949,108	190,071,418	190,705,671
Dilutive effect of stock-based awards	5,291,792	5,706,032	4,612,281	5,394,396
Weighted average number of common shares used in computing dilutive earnings per common share	195,890,841	196,655,140	194,683,699	196,100,067
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$0.46	$0.45	$1.17	$1.22
Diluted	$0.45	$0.43	$1.14	$1.19

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others*	Total
Revenues, net	283,806	318,290	339,008	(5,581)	935,523
Adjusted income from operations	38,771	47,847	60,990	12,365	159,973
Stock-based compensation					(19,487)
Amortization and impairment of acquired intangible assets (other than included above)					(9,995)
Foreign exchange gains (losses), net					(2,402)
Interest income (expense), net					(12,757)
Restructuring expenses (refer (a) below and note 27)					(4,889)
Income tax expense					(25,008)
Net income					85,435

(a)

We do not allocate these charges to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are included in our segment reporting as “unallocated costs.”

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

Revenues and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others**	Total
Revenues, net	805,807	930,203	1,045,920	(23,121)	2,758,809
Adjusted income from 0perations	88,888	134,691	178,741	38,873	441,193
Stock-based compensation					(55,818)
Amortization and impairment of acquired intangible assets (other than included above)					(32,218)
Foreign exchange gains (losses), net					11,611
Interest income (expense), net					(38,072)
Restructuring expenses (refer (b) below and note 27)					(26,547)
Income tax expense					(66,855)
Net income					233,294

(b)

We do not allocate these charges to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are included in our segment reporting as “unallocated costs.”

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended September 30, 2019 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others#	Total
Revenues, net	282,158	273,077	338,172	(4,608)	888,799
Adjusted income from operations	32,683	42,697	58,520	8,415	142,315
Stock-based compensation					(21,320)
Amortization of acquired intangible assets (other than included above)					(6,712)
Foreign exchange gains (losses), net					6,727
Interest income (expense), net					(10,221)
Income tax expense					(22,669)
Net income					88,120

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

Revenues and adjusted income from operations for each of the Company’s segments for the nine months ended September 30, 2019 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Others##	Total
Revenues, net	798,171	802,714	988,691	(9,773)	2,579,804
Adjusted income from operations	88,796	115,243	175,285	20,548	399,872
Stock-based compensation					(61,307)
Amortization of acquired intangible assets (other than included above)					(22,689)
Acquisition-related expenses					(967)
Foreign exchange gains (losses), net					3,646
Interest income (expense), net					(33,487)
Income tax expense					(62,385)
Net income					222,683

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Net revenues

Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by customer classification:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
GE	$121,096	$111,348	$348,742	$349,762
Global clients	767,703	824,175	2,231,062	2,409,047
Total net revenues	$888,799	$935,523	$2,579,804	$2,758,809

All revenue from GE is included in revenue from the HMS segment, and the remainder of revenue from the HMS segment consists of revenue from Global Clients. All of the segment revenue from both the BCMI and CGRLH segments consists of revenue from Global Clients. Refer to Note 19 for details on net revenues attributable to each of the Company’s segments.

The Company has evaluated the impact of the COVID-19 pandemic on the Company’s net revenues for the three and nine months ended September 30, 2020 to ensure that revenue is recognized after considering all impacts to the extent currently known. Impacts observed include constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or significant travel restrictions, penalties relating to breaches of service level agreements, and contract terminations or contract performance delays initiated by clients. The Company’s net revenues for the three and nine months ended September 30, 2020 were lower than expected before the onset of the pandemic, primarily due to delays in obtaining client approvals to shift to a virtual, work-from-home operating environment, whether as a result of regulatory constraints or due to privacy or security concerns. The Company’s net revenues from various service lines, including transformation services, were also lower than originally expected before the onset of the pandemic in the three and nine months ended September 30, 2020 due to adverse market developments related to the pandemic, resulting in instances of delayed or canceled new projects and new orders. Due to the nature of the pandemic, the Company will continue to monitor developments to identify significant uncertainties relating to revenue in future periods.

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

The following table shows the details of the Company’s contract balances:

Particulars	As of December 31, 2019	As of September 30, 2020
Contract assets (Note a)	$40,346	$31,195
Contract liabilities (Note b)
Deferred transition revenue	$131,108	$116,358
Advance from customers	$44,818	$82,175

(a)	Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

(b)	Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Net revenues (Continued)

Contract assets represent the contract acquisition fees or other upfront fees paid to a customer. Such costs are amortized over the expected period of benefit and recorded as an adjustment to the transaction price and deducted from revenue. The Company’s assessment did not indicate any significant impairment losses on its contract assets for the periods presented.

Contract liabilities include that portion of revenue for which payments have been received in advance from customers. The Company also defers revenues attributable to certain process transition activities for which costs have been capitalized by the Company as contract fulfillment costs. Consideration received from customers, if any, relating to such transition activities is also included as part of contract liabilities. The contract liabilities are included within “Accrued expenses and other current liabilities” and “Other liabilities” in the unaudited consolidated balance sheets. The revenues are recognized as (or when) the performance obligation is fulfilled under the contract with the customer.

Changes in the Company’s contract asset and liability balances during the three and nine months ended September 30, 2019 and 2020 were a result of normal business activity and not materially impacted by any other factors.

Revenue recognized during the three months ended September 30, 2019 and 2020 that was included in the contract liabilities balance at the beginning of the period was $36,257 and $51,201, respectively. Revenue recognized during the nine months ended September 30, 2019 and 2020 that was included in the contract liabilities balance at the beginning of the period was $83,114 and $83,189, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of September 30, 2020:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$198,533	$132,754	$52,360	$11,264	$ 2,155

The following table provides details of the Company’s contract cost assets:

	Three months ended September 30,				Nine months ended September 30,
	2019		2020		2019		2020
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$35,593	$156,585	$32,182	$178,570	$25,891	$134,302	$35,366	$ 170,132
Closing balance	35,146	171,357	30,047	181,747	35,146	171,357	30,047	181,747
Amortization	4,496	15,106	6,094	17,935	13,044	41,701	14,329	50,397

21. Other operating (income) expense, net

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Write-down of intangible assets and property, plant and equipment*	$—	$674	$3,511	$10,647
Write-down of operating right-of-use assets and other assets*	—	—	—	10,244
Other operating (income) expense	59	(4,192)	(3,421)	(5,900)
Other operating (income) expense, net	$59	$(3,518)	$90	$14,991

*See note 27 for additional information about other operating (income) expense, net for the nine months ended September 30, 2020.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

22. Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Interest income	$1,968	$1,828	$4,758	$5,229
Interest expense	(12,189)	(14,585)	(38,245)	(43,301)
Interest income (expense), net	$(10,221)	$(12,757)	$(33,487)	$(38,072)

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

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the nine months ended September 30, 2020:

2020
Opening balance at January 1	$31,029
Decrease related to prior year tax positions	(37)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(912)
Increase related to current year tax positions	271
Decrease related to settlements with tax authorities	(310)
Effect of exchange rate changes	(582)
Closing balance at September 30	$29,459

The Company’s unrecognized tax benefits as of September 30, 2020 include an amount of $28,265, which, if recognized, would impact the Company’s ETR. As of December 31, 2019 and September 30, 2020, the Company had accrued approximately $5,812 and $6,174, respectively, in interest relating to unrecognized tax benefits.

During the year ended December 31, 2019 and the nine months ended September 30, 2020, the Company recognized approximately $826 and $525, respectively, excluding the impact of exchange rate differences, in interest on unrecognized tax benefits. As of December 31, 2019 and September 30, 2020, the Company had accrued approximately $1,084 and $1,005, respectively, for penalties.

24. Related party transactions

The Company has from time to time entered into related party transactions with non-consolidating affiliates and Bain Capital Investors, LLC (“Bain”), which was an affiliate of significant shareholders of the Company until November 2019. During the year ended December 31, 2019, Bain’s affiliates sold their remaining shares in the Company and Bain is no longer a related party, and the Company also has sold its investments in non-consolidating affiliates. Accordingly, transactions between the Company, its non-consolidating affiliates, and Bain are no longer presented as related party transactions for the nine months ended September 30, 2020. The value of related party transactions entered into during the nine months ended September 30, 2019 was not significant.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

25. Other income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Government incentives	$—	$—	$3,976	$—
Other income (expense)	704	960	1,091	946
Other income (expense), net	$704	$960	$5,067	$946

26. Commitments and contingencies

Capital commitments

As of December 31, 2019 and September 30, 2020, the Company has committed to spend $5,368 and $9,780, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $9,585 and $8,830 as of December 31, 2019 and September 30, 2020, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

In the second quarter of 2020, a first appellate authority ruled in favor of Indian taxing authorities who had denied a $3,569 Goods and Services Tax (“GST”) refund the Company had claimed. The Company had requested the refund pursuant to the tax exemption available for exports under the GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refund, the taxing authorities have taken the position that the services provided are local services, which interpretation, if correct, would make the GST exemption on exports unavailable to the Company in respect of such services. The Company believes that the denial of the GST exemption is incorrect and that the risk that the liability will materialize is remote. Accordingly, no reserve has been provided as of September 30, 2020.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

26. Commitments and contingencies (Continued)

In September 2020, the Indian Parliament approved the Code on Social Security, 2020 (the “Code”), which will impact the Company’s contributions to its defined contribution and defined benefit plans for employees based in India. The date the changes will take effect is not yet known and the rules for quantifying the financial impact have not yet been published. The Company will evaluate the impact of the Code on the Company in the financial statements for the period in which the Code becomes effective and the related rules are published.

27. Restructuring

In the second quarter of 2020, due to the impact of the COVID-19 pandemic on the Company’s current and expected future revenues, the Company recorded a $21,658 restructuring charge primarily relating to the abandonment of leased office premises and employee severance charges. In the third quarter of 2020, the Company recorded an additional charge of $4,889 relating to employee severance charges.

Of the total recorded restructuring charges of $26,547 for the second and third quarters of 2020, $11,152 was a non-cash charge (including $908 related to writing down certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises as a result of the Company’s consolidation of underutilized office premises due to lower demand or shifting to a work-from-home model. The Company made efforts to sublease certain office premises instead of abandoning them, but due to the COVID-19 pandemic and the related widespread adoption of work-from-home practices by many businesses worldwide, the Company was unable to sublease such premises, and it is unlikely that the Company will be able to sublease any such premises in the foreseeable future. The Company also recorded a severance charge of $15,394 in personnel expense as a result of a focused reduction in its workforce. There are no further restructuring costs expected related to this restructuring plan.

28. Subsequent Events

Acquisition

On October 5, 2020, the Company acquired all of the outstanding equity interests in SomethingDigital.Com LLC (“Something Digital”), a New York limited liability company. Something Digital specializes in ecommerce website design, digital strategy and user experience. The acquisition of Something Digital expands the Company’s existing experience business.

Share Repurchase

Pursuant to its share repurchase program, the Company repurchased 1,105,000 of its common shares on the open market between October 1, 2020 and October 27, 2020 at a weighted average price of $38.41 per share for an aggregate cash amount of $42,448.

Dividend

On October 21, 2020, the Company announced that its Board of Directors has declared a dividend for the fourth quarter of 2020 of $0.0975 per common share, which is payable on December 23, 2020 to shareholders of record as of the close of business on December 9, 2020. The declaration of any future dividends will be at the discretion of the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. For a discussion of risks of which we are aware in relation to the novel coronavirus (“COVID-19”) pandemic, see “The ongoing coronavirus (COVID-19) pandemic has adversely impacted our business and results of operations. The ultimate impact of COVID-19 on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted at this time, including the scope and duration of the pandemic and actions taken by governmental authorities and our clients in response to the pandemic” under Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Many of the risks, uncertainties and other factors identified below are, and will be, amplified by the COVID-19 pandemic.

Forward-looking statements we may make include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;
•	our ability to win new clients and engagements;
•	the expected value of the statements of work under our master service agreements;
•	our beliefs about future trends in our market;
•

political, economic or business conditions in countries where we have operations or where our clients operate, including the uncertainty related to the withdrawal of the United Kingdom from the European Union, commonly known as Brexit, and heightened economic and political uncertainty within and among other European Union member states;

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

Continued impact of COVID-19 on our business and results of operations

The outbreak of COVID-19 across the globe and responsive government measures have adversely impacted the global economy and the markets in which we operate since the first quarter of 2020, leading to disruptions to our business. This section provides a brief overview of how we are responding to known and anticipated impacts of the COVID-19 pandemic on our business, financial condition and results of operations. We also provide additional information about the effects of the COVID-19 pandemic on our business and results of operations in other relevant sections of this Quarterly Report on Form 10-Q.

The safety and well-being of our employees have been and will continue to be our top priorities during this global crisis, followed immediately by continuing to deliver high-quality services to our clients. The vast majority of our employees continue to work remotely. For the limited number of employees who have returned to our offices, we have implemented new safety, cleaning and medical screening procedures in our offices. We have also created a response team, which includes members of our Global Leadership Council, to coordinate and oversee our actions in response to the COVID-19 pandemic, including with respect to business continuity planning, revenue and profitability, transformation service offerings to address new and developing client needs, and human resource policies. We believe that this coordinated effort will maximize our flexibility and allow us to quickly implement necessary protocols for devising unique solutions to the problems we and our clients are facing and may face in the future in relation to the pandemic.

In addition, we took a series of actions during the second and third quarters of 2020 to address the challenges being placed on our operations by the pandemic and the potential impact to our business in the near term and to protect the long-term health of our business. For additional information, see Note 27—“Restructuring” under Part I, Item 1—“Financial Statements” above. We continue to evaluate market conditions and are taking precautionary measures to strengthen our financial position, including reevaluating the pace of our investment plans, hiring practices, investments in capital assets, use of our real estate and facilities, and discretionary spending, including marketing and travel expenses. We continued to maintain a strong liquidity position through the third quarter of 2020, ending the quarter with $803.4 million of consolidated cash and cash equivalents after partially repaying our revolving credit facility, which we had drawn down in the second quarter of 2020. Given our strengthened liquidity and the recent improvement in debt market conditions, we are likely to reduce the balance outstanding on our revolving credit facility in the fourth quarter of 2020. See “Liquidity and Capital Resources” below for further information.

Overall, the pandemic has had an adverse impact on our financial results year-to-date. Our net revenues from various service lines, including transformation services, have also been adversely impacted by market developments, including delays or cancellations of new projects and new orders. Total net revenues increased approximately 5.3% compared to the third quarter of 2019 and 3.9% compared to the second quarter of 2020, which was better than we anticipated at the beginning of the quarter. We currently anticipate that many of the impacts we experienced in the nine months ended September 30, 2020 related to demand, profitability and cash flows will continue into future periods depending on the severity and duration of the pandemic. For more information about the effects of the COVID-19 pandemic on our results of operations for the three and nine months ended September 30, 2020, see the section titled “Results of Operations” below and Note 20—“Net revenues” under Part I, Item 1—“Financial Statements” above.

As the COVID-19 pandemic evolves, we will continue to assess its impact on the Company and respond accordingly. The ultimate impact of COVID-19 on our business and the industry in which we operate remains unknown and unpredictable. Our past results may not be indicative of our future performance, and our financial results in future periods, including but not limited to net revenues, income from operations, income from operations margin, net income and earnings per share, may differ materially from historical trends. The extent of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including but not limited to the duration and severity of the pandemic; advances in testing, treatment and prevention; the macroeconomic impact of government measures to contain the spread of the virus; and related government stimulus measures. We are currently unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macroeconomic impacts.  For example, to the extent the pandemic continues to disrupt economic activity globally, we, like other businesses, will not be immune from its effects, and our business, results of operations and financial condition may be adversely affected, possibly materially, by prolonged decreases in spending on the types of services we provide, deterioration of our clients’ credit, or reduced economic activities. In addition, some of our expenses are less variable in nature and do not closely correlate in revenues, which may lead to a decrease in our profitability.

We continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by any regulatory authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

For additional information about the risks we face in relation to the pandemic, see Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Overview

We are a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 96,300 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Victoria Place, 5th Floor, 31 Victoria Street, Hamilton HM 10, Bermuda.

In the quarter ended September 30, 2020, we had net revenues of $935.5 million, of which $824.2 million, or 88.1%, was from clients other than General Electric (“GE”), which we refer to as Global Clients, with the remaining $111.3 million, or 11.9%, from GE.

Certain Acquisitions

On November 12, 2019, we acquired the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270.7 million. This amount includes cash consideration of $268.2 million, net of cash acquired of $2.5 million. This acquisition expands our capabilities in improving customer experience and strengthens our reputation as a thought leader in this space. The securities purchase agreement provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options and receive consideration in cash at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21.5 million over the three-year rollover period. The amount of deferred consideration ultimately paid to the rollover sellers will be based on the future revenue multiple of the acquired business and is included in the purchase consideration outstanding as of September 30, 2020. Goodwill arising from the acquisition amounting to $182.8 million has been allocated among our three reporting units as follows: Banking, Capital Markets and Insurance (“BCMI”) in the amount of $17.5 million, Consumer Goods, Retail, Life Sciences and Healthcare (“CGRLH”) in the amount of $44.4 million and High Tech, Manufacturing and Services (“HMS”) in the amount of $120.9 million, using a relative fair value allocation method. Of the total goodwill amount, $97.8 million is deductible for income tax purposes. The goodwill primarily represents the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

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

We adopted the new accounting standard for current expected credit losses (Topic 326) effective January 1, 2020, using the modified retrospective transition approach. For further discussion and additional disclosure regarding our adoption of this standard, see Note 2—“Summary of significant accounting policies” and Note 5—“Accounts receivable, net of allowance for credit losses” under Part I, Item 1—“Financial Statements” above.

Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three and nine months ended September 30, 2019 and 2020.

					Percentage Change Increase/(Decrease)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2019	2020	2019	2020	2020 vs. 2019	2020 vs. 2019
	(dollars in millions)		(dollars in millions)
Net revenues—Global Clients	$767.7	$824.2	$2,231.1	$2,409.0	7.4%	8.0%
Net revenues—GE	121.1	111.3	348.7	349.8	(8.0)%	0.3%
Total net revenues	888.8	935.5	2,579.8	2,758.8	5.3%	6.9%
Cost of revenue	573.7	605.8	1,664.0	1,804.5	5.6%	8.4%
Gross profit	315.1	329.7	915.8	954.3	4.6%	4.2%
Gross profit margin	35.5%	35.2%	35.5%	34.6%
Operating expenses
Selling, general and administrative expenses	194.5	198.3	582.3	582.0	2.0%	0.0%
Amortization of acquired intangible assets	7.0	10.2	23.6	31.7	47.1%	34.4%
Other operating (income) expense, net	0.1	(3.5)	0.1	15.0	NM *	NM *
Income from operations	113.6	124.6	309.9	325.7	9.7%	5.1%
Income from operations as a percentage of net revenues	12.8%	13.3%	12.0%	11.8%
Foreign exchange gains (losses), net	6.7	(2.4)	3.6	11.6	(135.7)%	218.5%
Interest income (expense), net	(10.2)	(12.8)	(33.5)	(38.1)	24.8%	13.7%
Other income (expense), net	0.7	1.0	5.1	0.9	36.4%	(81.3)%
Income before equity-method investment activity, net and income tax expense	110.8	110.4	285.1	300.1	(0.3)%	5.3%
Equity-method investment activity, net	—	—	—	—	—%	—%
Income before income tax expense	110.8	110.4	285.1	300.1	(0.3)%	5.3%
Income tax expense	22.7	25.0	62.4	66.9	10.3%	7.2%
Net income	88.1	85.4	222.7	233.3	(3.0)%	4.8%
Net income as a percentage of net revenues	9.9%	9.1%	8.6%	8.5%

*N0t Meaningful

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Net revenues. Our net revenues were $935.5 million in the third quarter of 2020, up $46.7 million, or 5.3%, from $888.8 million in the third quarter of 2019. The growth in our net revenues was primarily driven by increases in both transformation services and intelligent operations delivered to Global Clients, primarily in our CGRLH segment, high tech clients within our HMS segment and insurance clients within our BCMI segment. Our net revenues from GE declined in the third quarter of 2020 compared to the third quarter of 2019, mainly due to committed productivity and a reduction in GE’s discretionary expenditures on IT and other shorter cycle projects resulting from the uncertain macro environment caused by the COVID-19 pandemic.

Adjusted for foreign exchange, primarily the impact of changes in the value of the Australian dollar, Indian rupee, euro and U.K. pound sterling against the U.S. dollar, our net revenues grew 5.4% in the third quarter of 2020 compared to the third quarter of 2019 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 4.1% to approximately 96,700 in the third quarter of 2020 from approximately 92,900 in the third quarter of 2019.

			Percentage Change
	Three months ended September 30,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net revenues – Global Clients	$767.7	$824.2	7.4%
Net revenues – GE	$121.1	$111.3	(8.0)%
Total net revenues	$888.8	$935.5	5.3%

Net revenues from Global Clients in the third quarter of 2020 were $824.2 million, up $56.5 million, or 7.4%, from $767.7 million in the third quarter of 2019. This increase was primarily driven by growth in our CGRLH segment, high tech clients within our HMS segment and insurance clients within our BCMI segment. As a percentage of total net revenues, net revenues from Global Clients increased from 86.4% in the third quarter of 2019 to 88.1% in the third quarter of 2020.

Net revenues from GE in the third quarter of 2020 declined 8.0% compared to the third quarter of 2019, mainly due to committed productivity and a reduction in GE’s discretionary expenditures on IT and other shorter cycle projects resulting from the uncertain macro environment caused by the COVID-19 pandemic.

Revenues by segment were as follows:

			Percentage Change
	Three months ended September 30,		Increase /(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
BCMI	282.2	283.8	0.6%
CGRLH	$273.1	$318.3	16.6%
HMS	338.2	339.0	0.2%
Others	(4.6)	(5.6)	(21.1)%
Total net revenues	$888.8	$935.5	5.3%

Net revenues from our BCMI segment were largely flat in the third quarter of 2020 compared to the third quarter of 2019, as higher revenues from clients in our insurance vertical were partially offset by slightly lower revenues from clients in our banking and capital markets vertical. Net revenues from our CGRLH segment increased by 16.6% in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by an increase in transformation services, which also included revenue from Rightpoint which was acquired in the fourth quarter of 2019. Net revenues from our HMS segment were flat in the third quarter of 2020 compared to the third quarter of 2019. An increase in revenues from clients in our high tech vertical was partially offset by lower revenues from clients in our manufacturing and services vertical, including GE, who were adversely impacted by COVID-19. Net revenues from Others primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Financial Statements” above.

Cost of revenue. Cost of revenue was $605.8 million in the third quarter of 2020, up $32.2 million, or 5.6%, from the third quarter of 2019. The increase in our cost of revenue in the third quarter of 2020 compared to the third quarter of 2019 was primarily due to (i) an increase in our operational headcount, including in the number of onshore personnel related to large new deals and transformation services delivery as well as from the acquisition of Rightpoint, (ii) wage inflation, (iii) a non-recurring employee severance charge as part of our COVID-19 related restructuring plan, (iv) a non-recurring charge related to retirement fund assets in India, and (v) an increase in depreciation expense due to the expansion of certain existing facilities and the purchase/deployment of new assets, including technology-related intangible assets, and finance leases entered into after the third quarter of 2019. This increase was partially offset by (i) improved utilization of transformation services resources and (ii) lower discretionary spending following the onset of the COVID-19 pandemic, in the third quarter of 2020 compared to the third quarter of 2019. For additional information, see Note 27—“Restructuring” under Part I, Item 1—“Financial Statements” above.

Gross margin. Our gross margin decreased from 35.5% in the third quarter of 2019 to 35.2% in the third quarter of 2020, driven primarily by a non-recurring employee severance charge related to our COVID-19 related restructuring plan and a non-recurring charge related to retirement fund assets in India.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues decreased from 21.9% in the third quarter of 2019 to 21.2% in the third quarter of 2020. SG&A expenses were $198.3 million in the third quarter of 2020, up $3.8 million, or 2.0%, from the third quarter of 2019. This increase in expense was primarily due to (i) a non-recurring employee severance charge as part of our restructuring and (ii) wage inflation. This increase was partially offset by lower discretionary spending and travel costs due to the COVID-19 pandemic in the third quarter of 2020 compared to the third quarter of 2019.

Amortization of acquired intangibles. Non-cash charges related to the amortization of acquired intangibles were $10.2 million in the third quarter of 2020, up $3.3 million, or 47.1%, from the third quarter of 2019. This increase is primarily due to higher amortization related to intangibles acquired after the third quarter of 2019 primarily related to the acquisition of Rightpoint in the fourth quarter of 2019, partially offset by the completion of the useful lives of intangibles acquired in prior periods in the third quarter of 2020.

Other operating (income) expense, net. Other operating income (net of expense) increased by $3.6 million in the third quarter of 2020 compared to the third quarter of 2019. The increase is primarily due to a change in the fair value of an earn-out liability of $3.8 million that was recognized in the third quarter of 2020 compared to the third quarter of 2019.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 12.8% in the third quarter of 2019 to 13.3% in the third quarter of 2020. Income from operations increased by $11.1 million to $124.6 million in the third quarter of 2020 from $113.6 million in the third quarter of 2019 driven by higher revenues and associated operating income margins.

Foreign exchange gains (losses), net. We recorded a net foreign exchange loss of $2.4 million in the third quarter of 2020, compared to a net foreign exchange gain of $6.7 million in the third quarter of 2019. The loss in the third quarter of 2020 was due to the appreciation of Hungarian forint and Philippine peso against the U.S. dollar, and the gain in the third quarter of 2019 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.  Our interest expense (net of interest income) was $12.8 million in the third quarter of 2020, up $2.5 million, or 24.8%, from the third quarter of 2019, primarily due to a $2.4 million increase in interest expense and a $0.1 million decrease in interest income. The increase in interest expense was primarily due to interest expense on our $400 million aggregate principal amount of 3.375% senior notes issued in November 2019 (the “2019 Senior Notes”). This increase was partially offset by a lower average London Interbank Offered Rate (“LIBOR”)-based rate on our revolving credit facility and our term loan due to a decrease in the average LIBOR rate during the third quarter of 2020 compared to the third quarter of 2019, reduced by lower gains on interest rate swaps in the third quarter of 2020 compared to the third quarter of 2019, which we discuss in the section titled “Liquidity and Capital Resources—Financial

Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.2% in the third quarter of 2019 to 2.9% in the third quarter of 2020.

Other income (expense), net. Our other income (net of expense) was $1.0 million in the third quarter of 2020 compared to $0.7 million in the third quarter of 2019. The increase was primarily due to a gain on the fair value of the assets in our deferred compensation plan in the third quarter of 2020 compared to the third quarter of 2019, partially offset by a marked-to-market gain on investments held for sale recorded in the third quarter of 2019, for which there was no corresponding gain in the third quarter of 2020.

Income tax expense. Our income tax expense was $25.0 million in the third quarter of 2020, up from $22.7 million in the third quarter of 2019, representing an effective tax rate (“ETR”) of 22.6%, up from 20.5% in the third quarter of 2019. The increase in our effective tax rate is primarily due to a change in the jurisdictional mix of our income and the absence in the third quarter of 2020 of certain employment-related tax benefits in India that we recorded in the third quarter of 2019, partially offset by certain discrete benefits recorded in the third quarter of 2020.

Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 9.1% in the third quarter of 2020, down from 9.9% in the third quarter of 2019. Net income decreased $2.7 million from $88.1 million in the third quarter of 2019 to $85.4 million in the third quarter of 2020.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $17.7 million from $142.3 million in the third quarter of 2019 to $160.0 million in the third quarter of 2020. Our AOI margin increased from 16.0% in the third quarter of 2019 to 17.1% in the third quarter of 2020 due to an increase in revenues in the third quarter of 2020 compared to the third quarter of 2019 coupled with improved operating leverage and cost containment initiatives undertaken in the third quarter of 2020. These initiatives included lower discretionary spending and targeted reductions in our workforce, including in our transformation services, to improve utilization levels and align overall SG&A spending with revised revenue expectations in the context of the COVID-19 pandemic.

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

We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring expenses, (vi) interest (income) expense, and (vii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Financial Statements” above.

During the second and third quarters of 2020, as a result of the COVID-19 pandemic, the Company undertook restructuring measures that resulted in a charge of $4.9 million in the third quarter of 2020. This charge has been excluded from AOI in the third quarter of 2020. For additional information, see Note 27—“Restructuring” under Part I, Item 1—“Financial Statements” above.

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure for the three months ended September 30, 2019 and 2020:

	Three months ended September 30,
	2019	2020
	(dollars in millions)
Net income	$88.1	$85.4
Foreign exchange (gains) losses, net	(6.7)	2.4
Interest (income) expense, net	10.2	12.8
Income tax expense	22.7	25.0
Stock-based compensation	21.3	19.5
Amortization and impairment of acquired intangible assets	6.7	10.0
Restructuring expenses	—	4.9
Adjusted income from operations	$142.3	$160.0

The following table sets forth our AOI by segment for the three months ended September 30, 2019 and 2020:

	Three months ended September 30,
	2019	2020
	(dollars in millions)
BCMI	$32.7	$38.8
CGRLH	42.7	47.8
HMS	58.5	61.0
Others	8.4	12.4

AOI of our BCMI segment increased to $38.8 million in the third quarter of 2020 from $32.7 million in the third quarter of 2019, primarily driven by more efficient utilization of transformation resources on slightly higher revenue. AOI of our CGRLH segment increased to $47.8 million in the third quarter of 2020 from $42.7 million in the third quarter of 2019, primarily due to revenue growth, higher utilization of transformation resources and operating leverage. AOI of our HMS segment increased to $61.0 million in the third quarter of 2020 from $58.5 million in the third quarter of 2019, primarily due to higher utilization of resources in the third quarter of 2020 compared to the third quarter of 2019 on slightly higher revenue. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over-absorption of overhead in the third quarter of 2020, as well as the impact of foreign exchange fluctuations and over-absorption of overhead in the third quarter of 2019, none of which are allocated to any individual segment for management’s internal reporting purposes. See Note 19—“Segment reporting” to our consolidated financial statements under Part I, Item 1— “Financial Statements” above.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Net revenues. Our net revenues were $2,758.8 million in the nine months ended September 30, 2020, up $179.0 million, or 6.9%, from $2,579.8 million in the nine months ended September 30, 2019. The growth in our net revenues was from Global Clients and derived from both transformation services and intelligent operations across all of our segments. The impact of the COVID-19 pandemic on our net revenues in the nine months ended September 30, 2020 was primarily related to clients adapting to the shift in our delivery capabilities from a physical to a virtual, work-from-home operating environment as well as economic uncertainty impacted by market developments causing delays or cancellations of new projects and new orders, which impacted growth. Our BCMI segment was affected more than our other segments, most notably in the second quarter, as not all clients in this segment consented to work-from-home service delivery of processes managing highly sensitive customer information in that quarter. We anticipate that the impact of the COVID-19 pandemic in the nine months ended September 30, 2020 related to client demand is likely to continue into future periods, and may have an adverse effect on our net revenues in future periods.

Adjusted for foreign exchange, primarily the impact of changes in the value of the euro, Australian dollar, Indian rupee and U.K. pound sterling against the U.S. dollar, our net revenues grew 7.5% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased by 7.9% to approximately 97,000 in the nine months ended September 30, 2020 from approximately 90,000 in the nine months ended September 30, 2019.

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net revenues – Global Clients	$2,231.1	$2,409.0	8.0%
Net revenues – GE	$348.7	$349.8	0.3%
Total net revenues	$2,579.8	$2,758.8	6.9%

Net revenues from Global Clients in the nine months ended September 30, 2020 were $2,409.0 million, up $178.0 million, or 8.0%, from $2,231.1 million in the nine months ended September 30, 2019. This increase was primarily driven by growth in our CGRLH and HMS segments. As a percentage of total net revenues, net revenues from Global Clients increased from 86.5% in the nine months ended September 30, 2019 to 87.3% in the nine months ended September 30, 2020.

Net revenues from GE were flat in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The minor increase in revenue from GE in the nine months ended September 30, 2020 was driven by services delivered primarily in connection with incremental work awarded in the second half of 2019, partially offset by committed productivity and a reduction in GE’s discretionary expenditures on IT and other shorter cycle projects resulting from the uncertain macro environment caused by the COVID-19 pandemic in the nine months ended September 30, 2020.

Revenues by segment were as follows:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2019	2020	2020 vs.2019
	(dollars in millions)
BCMI	$798.2	$805.8	1.0%
CGRLH	802.7	930.2	15.9%
HMS	988.7	1,045.9	5.8%
Others	(9.8)	(23.1)	(135.7)%
Total net revenues	$2,579.8	$2,758.8	6.9%

Net revenues from our BCMI segment increased 1.0% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in revenue associated with the continued ramp-up of large new deals, largely offset by a decrease in revenue due to delayed approvals from clients to shift to a virtual operating environment. Net revenues from our CGRLH segment increased by 15.9% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by an increase in transformation services revenues, including revenue from Rightpoint, which we acquired in the fourth quarter of 2019. Net revenues from our HMS segment increased by 5.8% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by an increase in transformation services, including revenue from Rightpoint. Net revenues from “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Financial Statements” above.

Cost of revenue. Cost of revenue was $1,804.5 million in the nine months ended September 30, 2020, up $140.5 million, or 8.4%, from the nine months ended September 30, 2019. The increase in our cost of revenue in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to (i) an increase in our operational headcount, including in the number of onshore personnel, related to large new deals and transformation services delivery as well as from the acquisition of Rightpoint, (ii) wage inflation, (iii) a non-recurring employee severance charge related to our COVID-19 related restructuring plan, (iv) a non-recurring charge related to retirement fund assets in India, and (v) an increase in depreciation expense due to the expansion of certain existing facilities and the purchase/deployment of new assets, including technology-related intangible assets, and finance leases entered into after the nine months ended September 30, 2019. This increase was partially offset by (i) improved utilization of transformation services resources and (ii) lower discretionary spending related to actions the Company took in response to the impact of the COVID-19 pandemic on our business in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. For additional information see Note 27—“Restructuring” under Part I, Item 1—“Financial Statements” above.

Gross margin. Our gross margin decreased from 35.5% in the nine months ended September 30, 2019 to 34.6% in the nine months ended September 30, 2020, driven primarily by the impact of the COVID-19 pandemic resulting in lower utilization of intelligent operations resources due to a lack of some client consents, primarily in our BCMI segment, for our employees to work from home, a non-recurring charge related to retirement fund assets in India, and a non-recurring restructuring charge related to employee severance, partially offset by improved operating leverage.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues decreased from 22.6% in the nine months ended September 30, 2019 to 21.1% in the nine months ended September 30, 2020. SG&A expenses were $582.0 million in the nine months ended September 30, 2020, down $0.3 million compared to the nine months ended September 30, 2019. This decrease in expense was primarily due to lower marketing expenses and lower travel costs due to a significant reduction in travel following the onset of the COVID-19 pandemic, an adjustment to allowances for credit losses due to the collection of aged receivables, and efficient functional spending in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, partially offset by wage inflation after September 30, 2019.

Amortization of acquired intangibles. Non-cash charges related to the amortization of acquired intangibles were $31.7 million in the nine months ended September 30, 2020, up $8.1 million, or 34.4%, from the nine months ended September 30, 2019. This increase is primarily due to higher amortization related to intangibles acquired after September 30, 2019 primarily related to the acquisition of Rightpoint in the fourth quarter of 2019, partially offset by the completion of the useful lives of intangibles acquired in prior periods in the nine months ended September 30, 2020.

Other operating (income) expense, net. Other operating expense (net of income) increased by $14.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is primarily due to a non-recurring impairment charge of $10.2 million related to the abandonment of various office premises as part of a restructuring and an impairment charge of $10.0 million related to tangible and intangible assets, primarily technology- and customer-related, partially offset by a $4.3 million decrease in the fair value of earn-out liabilities in the nine months ended September 30, 2020. In the nine months ended September 30, 2019, we recorded a gain of $3.4 million related to the sale of a parcel of land in India, which was largely offset by an impairment charge of $3.5 million relating to certain computer software and technology-related intangible assets. For additional information, see Note 10—“Goodwill and intangible assets” and Note 27—“Restructuring” under Part I, Item 1—“Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.0% in the nine months ended September 30, 2019 to 11.8% in the nine months ended

September 30, 2020. Income from operations increased by $15.8 million to $325.7 million in the nine months ended September 30, 2020 from $309.9 million in the nine months ended September 30, 2019 driven by higher revenues.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $11.6 million in the nine months ended September 30, 2020, compared to a net foreign exchange gain of $3.6 million in the nine months ended September 30, 2019. The gain in the nine months ended September 30, 2020 resulted primarily from the depreciation of the Indian rupee and Australian dollar against the U.S. dollar, while the gain in the nine months ended September 30, 2019 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net. Our interest expense (net of interest income) was $38.1 million in the nine months ended September 30, 2020, up $4.6 million, or 13.7%, from the nine months ended September 30, 2019, primarily due to a $5.1 million increase in interest expense, partially offset by a $0.5 million increase in interest income. The increase in interest expense was due to interest expense on our $400 million aggregate principal amount of 3.375% senior notes issued in November 2019 (the “2019 Senior Notes”). This increase was partially offset by a lower average London Interbank Offered Rate (“LIBOR”)-based rate on our revolving credit facility and term loan due to a decrease in the average LIBOR rate during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, reduced by lower gains on interest rate swaps in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income increased by $0.5 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to higher account balances in India. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.4% in the nine months ended September 30, 2019 to 2.9% in the nine months ended September 30, 2020.

Other income (expense), net. Our other income (net of expense) was $0.9 million in the nine months ended September 30, 2020 compared to other income (net of expense) of $5.1 million in the nine months ended September 30, 2019. In the nine months ended September 30, 2019, we recognized $4.0 million of export subsidy income in India, while no such subsidy income was recognized in nine months ended September 30, 2020. The export subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and was available for eligible export services through March 31, 2019.

Income tax expense. Our income tax expense was $66.9 million in the nine months ended September 30, 2020, up from $62.4 million in the nine months ended September 30, 2019, representing an effective tax rate (“ETR”) of 22.3%, up from 21.9% in the nine months ended September 30, 2019. The increase in our ETR is primarily due to a change in the jurisdictional mix of our income.

Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 8.5% in the nine months ended September 30, 2020, down from 8.6% in the nine months ended September 30, 2019. Net income increased by $10.6 million from $222.7 million in the nine months ended September 30, 2019 to $233.3 million in the nine months ended September 30, 2020.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $41.3 million from $399.9 million in the nine months ended September 30, 2019 to $441.2 million in the nine months ended September 30, 2020. Our AOI margin increased from 15.5% in the nine months ended September 30, 2019 to 16.0% in the nine months ended September 30, 2020. This increase was due to an increase in revenues in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 coupled with improved operating leverage and cost containment initiatives undertaken in the nine months ended September 30, 2020. These initiatives included lower discretionary spending and targeted reductions in our workforce, including in our transformation services, to improve utilization levels and align overall SG&A spending with revised revenue expectations in the context of the COVID-19 pandemic.

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

We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring expenses, (vi) interest (income) expense, and (vii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Financial Statements” above.

During the nine months ended September 30, 2020, as a result of the COVID-19 pandemic, the Company undertook restructuring measures that resulted in a charge of $26.5 million. This charge has been excluded from AOI in the nine months ended September 30, 2020. For additional information, see Note 27—“Restructuring” under Part I, Item 1—“Financial Statements” above.

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure for the nine months ended September 30, 2019 and 2020:

	Nine months ended September 30,
	2019	2020
	(dollars in millions)
Net income	$222.7	$233.3
Foreign exchange (gains) losses, net	(3.6)	(11.6)
Interest (income) expense, net	33.5	38.1
Income tax expense	62.4	66.9
Stock-based compensation	61.3	55.8
Amortization and impairment of acquired intangible assets	22.7	32.2
Acquisition-related expenses	1.0	—
Restructuring expenses	—	26.5
Adjusted income from operations	$399.9	$441.2

The following table sets forth our AOI by segment for the nine months ended September 30, 2019 and 2020:

	Nine months ended September 30,
	2019	2020
	(dollars in millions)
BCMI	$88.8	$88.9
CGRLH	115.2	134.7
HMS	175.3	178.7
Others	20.5	38.9

AOI of our BCMI segment was flat from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, primarily as a result of lower revenues due to delayed work-from-home approvals from certain clients and charges related to a write-down of certain technology assets that we no longer plan to utilize or develop due to changing economic and operational conditions, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, partially offset by revenue growth in the segment and more efficient utilization of resources. AOI of our CGRLH segment increased to $134.7 million in the nine months ended September 30, 2020 from $115.2 million in the nine months ended September 30, 2019, primarily due to revenue growth in the segment, more efficient utilization of transformation resources and operating leverage. AOI of our HMS segment increased to $178.7 million in the nine months ended September 30, 2020 from $175.3 million in the nine months ended September 30, 2019, primarily due to incremental revenue in the nine months ended September 30, 2020. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, an adjustment to allowances for credit losses and over-absorption of overhead in the nine months ended September 30, 2020 and the impact of foreign exchange fluctuations, government incentives and over-absorption of overhead in the nine months ended September 30, 2019, none of which are allocated to any individual segment for management’s internal reporting purposes. See Note 19—“Segment reporting” to our consolidated financial statements under Part I, Item 1—“Financial Statements” above.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2019 and September 30, 2020 is presented below:

	As of December 31, 2019	As of September 30, 2020	Percentage Change Increase/(Decrease)
	(dollars in millions)		2020 vs. 2019
Cash and cash equivalents	$467.1	$803.4	72.0%
Short-term borrowings	70.0	245.0	250.0
Long-term debt due within one year	33.5	33.5	0.1
Long-term debt other than the current portion	1,339.8	1,315.5	(1.8)
Genpact Limited total shareholders’ equity	$1,689.2	$1,777.2	5.2%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 6, 2020, our board of directors approved an approximately 15% increase in our quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing a planned annual dividend of $0.39 per common share, up from $0.34 per common share in 2019, payable to holders of our common shares. On March 18, 2020, June 26, 2020 and September 23, 2020, the Company paid a dividend of $0.0975 per share, amounting to $18,543, $18,595 and $18,637 in the aggregate, to shareholders of record as of March 9, 2020, June 11, 2020 and September 11, 2020, respectively.

As of September 30, 2020, $789.8 million of our $803.4 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $11.6 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $5.6 million of retained earnings. $778.2 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,250.0 million, of which $200.5 million remained available as of September 30, 2020. Since our share repurchase program was initially authorized in 2015, we have repurchased 39,179,200 of our common shares at an average price of $26.8 per share, for an aggregate purchase price of approximately $1,049.5 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program.

During the nine months ended September 30, 2020, we repurchased 1,781,978  of our common shares on the open market at a weighted average price of $41.3 per share for an aggregate cash amount of $73.6 million. During the nine months ended September 30, 2019, we repurchased 608,285 of our common shares on the open market at a weighted average price of $39.29 per share for an aggregate cash amount of $23.9 million. All repurchased shares have been retired. For additional information, see Note 17—“Capital stock” under Part I, Item 1—“Financial Statements” above.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Nine months ended September 30,		Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net cash provided by (used for):
Operating activities	$341.3	$425.2	24.6%
Investing activities	(86.0)	(55.9)	(35.0)%
Financing activities	(154.2)	(1.6)	(99.0)%
Net increase in cash and cash equivalents	$101.1	$367.7	263.7%

Cash flows provided by operating activities. Net cash provided by operating activities was $425.2 million in the nine months ended September 30, 2020, compared to $341.3 million in the nine months ended September 30, 2019. This increase in cash inflow is primarily due to (i) a $10.6 million increase in net income in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, (ii) a $44.7 million increase in non-cash expenses, primarily due to the write down of operating right-of-use assets and other assets as part of our COVID-19 related restructuring plan, higher write-downs of intangible assets and property, plant and equipment, higher depreciation and amortization, and increased unrealized losses on the revaluation of foreign currency assets/liabilities, partially offset by lower stock-based compensation expenses in the nine months ended September 30, 2020 compared to the nine months ended  September 30, 2019, and (iii) a $28.6 million decrease in operating assets and liabilities driven by better days sales outstanding (DSO) and an increase in accounts payable in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, partially offset by higher annual performance bonus payments and a tax deposit made in the nine months ended September 30, 2020 in connection with a 2013 Indian tax matter which is discussed under Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020—“Tax matters may have an adverse effect on our operations, effective tax rate and financial condition.”

Cash flows used for investing activities. Our net cash used for investing activities was $55.9 million in the nine months ended September 30, 2020, compared to $86.0 million in the nine months ended September 30, 2019. The reduction in cash used for investing activities is primarily due to payments for acquired/internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds), which were $23.8 million lower in the nine months ended September 30, 2020 than in the nine months ended September 30, 2019. Additionally, we made payments of $6.3 million related to an acquisition in the nine months ended September 30, 2019 for which there were no corresponding payments in the nine months ended September 30, 2020.

Cash flows used for financing activities. Our net cash used for financing activities was $1.6 million in the nine months ended September 30, 2020, compared to net cash used for financing activities of $154.2 million in the nine months ended September 30, 2019. We received proceeds from short-term borrowings (net of repayments) of $175.0 million in the nine months ended September 30, 2020 compared to the repayment of short-term borrowings (net of proceeds) of $50.0 million in the nine months ended September 30, 2019. For additional information, see Note 11 to our consolidated financial statements. Additionally, payments in connection with the net settlement of common shares under stock-based compensation plans were $33.2 million in the nine months ended September 30, 2020 compared to $3.2 million in the nine months ended September 30, 2019. Payments for share repurchases (including expenses related to repurchases) were $73.6 million in the nine months ended September 30, 2020, compared to $23.9 million in the nine months ended September 30, 2019. Dividend payments were $55.8 million in the nine months ended September 30, 2020 compared to $48.5 million in the nine months ended September 30, 2019. There were no payments related to earn-out or deferred consideration in the nine months ended September 30, 2020 compared to a payment of $12.8 million in the nine months ended September 30, 2019.

Financing Arrangements

As of December 31, 2019 and September 30, 2020, our outstanding term loan, net of debt amortization expense of $1.6 million and $1.3 million, respectively, was $627.4 million and $602.2 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2019 and September 30, 2020, the limits available under such facilities were $14.3 million and $14.2 million, respectively, of which $7.5 million and $6.2 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2019 and September 30, 2020, a total of $72.1 million and $247.6 million, respectively, of our revolving credit facility was utilized, of which $70.0 million and $245.0 million, respectively, constituted funded drawdown and $2.1 million and $2.6 million, respectively, constituted non-funded drawdown.

In November 2019, we issued the 2019 Senior Notes, resulting in cash proceeds of approximately $398.3 million, net of an underwriting fee of $1.6 million and a discount of $0.1 million. In connection with the offering of the 2019 Senior Notes and the offering of $350 million aggregate principal amount of our 3.70% senior notes in March 2017 (the “2017 Senior Notes” and together with the 2019 Senior Notes, the “Senior Notes”), the Company incurred other debt issuance costs of $1.2 million related to the 2017 Senior Notes and $1.2 million related to the 2019 Senior Notes. The Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2.6 million and $2.9 million incurred in connection with the 2017 and 2019 Senior Notes offerings, respectively, are being amortized over the lives of the notes as an additional interest expense.

As of December 31, 2019 and September 30, 2020, the amount outstanding under our 2019 Senior Notes, net of debt amortization expense of $2.9 million and $2.4 million, respectively, was $397.1 million and $397.6 million, respectively. As of December 31, 2019 and September 30, 2020, the amount outstanding under our 2017 Senior Notes, net of debt amortization expense of $1.2 million and $0.8 million, respectively, was $348.8 million and $349.2 million, respectively. We pay interest on the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year and on the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity dates of April 1, 2022 and December 1, 2024, respectively.

For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—“Risk Factors”—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2019, the section titled “Contractual Obligations” below, and Note 7 in Part I, Item 1—“Financial Statements” above.

Contractual Obligations

The following table sets forth our total future contractual obligations as of September 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term debt	$1,453.8	$69.1	$966.9	$417.8	$—
— Principal payments	1,349.0	33.5	917.9	397.6	—
— Interest payments*	104.8	35.6	49.0	20.2	—
Short-term borrowings	245.8	245.8	—	—	—
— Principal payments	245.0	245.0	—	—	—
— Interest payments**	0.8	0.8	—	—	—
Finance leases	51.4	17.6	26.3	7.5	—
— Principal payments	47.4	16.2	24.3	6.9	—
— Interest payments***	4.0	1.4	2.0	0.6	—
Operating leases	479.4	89.4	149.4	109.9	130.7
— Principal payments	370.4	65.2	116.9	86.0	102.3
— Interest payments***	109.0	24.2	32.5	23.9	28.4
Purchase obligations	32.8	28.2	4.6	—	—
Capital commitments net of advances	9.8	9.8	—	—	—
Earn-out consideration	21.1	6.5	14.6	—	—
— Reporting date fair value	18.2	5.0	13.2	—	—
— Interest	2.9	1.5	1.4	—	—
Other liabilities	104.8	60.3	44.4	0.1	—
Total contractual obligations	$2,398.9	$526.7	$1,206.2	$535.3	$130.7

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of September 30, 2020, which excludes the impact of interest rate swaps. Interest payments on long-term debt also include interest on our senior notes due in 2022 and 2024 at a rate of 3.70% per annum and 3.375% per annum respectively, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of September 30, 2020 and our expectation for the repayment of such debt.

***	Our interest payments on finance leases and operating leases are based on the incremental borrowing rate prevailing in different jurisdictions.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Financial Statements” above, Genpact Luxembourg S.à r.l. (the “Issuer”), a wholly owned subsidiary of the Company (the “Guarantor”), issued the Senior Notes.  As of September 30, 2020, the outstanding balance for the 2017 Senior Notes and the 2019 Senior Notes was $349.2 million and $397.6 million, respectively. Each issuance of Senior Notes was fully and unconditionally guaranteed by the Guarantor. The other subsidiaries of the Guarantor do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2019	Nine months ended September 30, 2020
	(dollars in millions)
Net revenues	$59.7	$44.6
Gross profit	59.7	44.6
Net income	44.0	28.0

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2019	Nine months ended September 30, 2020
	(dollars in millions)
Royalty income	$59.7	$44.6
Interest income (expense), net	54.7	40.3
Other cost, net	22.0	13.2

Summarized Balance Sheets	As of December 31, 2019	As of September 30, 2020
	(dollars in millions)
Assets
Current assets	$1,062.9	$1,237.7
Non-current assets	785.2	670.7

Liabilities and equity
Current liabilities	$2,152.5	$2,295.4
Non-current liabilities	1,333.6	1,330.6

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2019	As of September 30, 2020
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$84.8	$81.3
Loans receivable	788.4	843.4
Others	175.8	251.3

Non-current assets
Investment in debentures/bonds	$595.0	$497.7
Loans receivable	100.0	100.0
Others	89.5	58.2

Liabilities
Current liabilities
Loans payable	$1,976.1	$2,107.0
Others	158.2	166.6

Non-Current liabilities
Loans payable	$500.0	$500.0

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2(k)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2(k)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of September 30, 2020, we were party to interest rate swaps covering a total notional amount of $495 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

Except as described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K.

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended September 30, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
July 1 – July 31, 2020	—	—	—	229,042,368
August 1-August 31, 2020	—	—	—	229,042,368
September 1 - September 30, 2020	739,790	38.59	739,790	200,490,566

Since February 2017, our Board of Directors (the “Board”) has authorized repurchases of up to $1.25 billion under our existing share repurchase program. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been retired. For additional information, see Notes 17 and 28—“Capital Stock” and “Subsequent Events” under Part I, Item 1— “Financial Statements” above.

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

Date: November 9, 2020

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer