Form 10-K
period 2020-12-31
Genpact LTD
filed 2021-03-01
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No☒

As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $6,941,276,604, based on the closing price of the registrant’s common shares, par value $0.01 per share, reported on the New York Stock Exchange on such date of $36.52 per share. Directors, executive officers and significant shareholders of Genpact Limited are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

As of February 25, 2021, there were 188,136,982 common shares of the registrant outstanding.

Documents incorporated by reference:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

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

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accountant Fees and Services.

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the “Annual Report”) in, among other sections, Item 1—“Business,” Item 1A—“Risk Factors,” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under the heading “Summary of Risk Factors” and Item 1A—“Risk Factors” in this Annual Report. These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain existing clients and contracts;
•	our ability to win new clients and engagements;
•	the expected value of the statements of work under our master service agreements;
•	our beliefs about future trends in the markets in which we operate;
•

political, economic or business conditions in countries where we have operations or where our clients operate, including related to the withdrawal of the United Kingdom from the European Union, commonly known as Brexit, and heightened economic and political uncertainty within and among other European Union member states;

•	expected spending on business process outsourcing, information technology and digital transformation services by clients;
•	foreign currency exchange rates;
•	our ability to convert bookings to revenue;
•	our rate of employee attrition;
•	our effective tax rate; and
•	competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:

•	the impact of the COVID-19 pandemic and related response measures on our business, results of operations and financial condition;
•	our ability to develop and successfully execute our business strategies;
•	our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;
•	our ability to comply with data protection laws and regulations and to maintain the security and confidentiality of personal and other sensitive data of our clients, employees or others;
•	telecommunications or technology disruptions or breaches, natural or other disasters, or medical epidemics or pandemics, including the COVID-19 pandemic;

•

our dependence on favorable policies and tax laws that may be changed or amended in a manner adverse to us or be unavailable to us in the future, including as a result of tax policy changes in India, and our ability to effectively execute our tax planning strategies;

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
•

financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR, including the pending global phase-out of LIBOR, the development of alternative rates, including the Secured Overnight Financing Rate, and changes to our credit ratings;

•

our ability to meet our corporate funding needs, pay dividends and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;

•	restrictions on visas for our employees traveling to North America and Europe;
•	fluctuations in currency exchange rates between the currencies in which we transact business;
•	our ability to retain senior management;
•	the selling cycle for our client relationships;
•	our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;
•	legislation in the United States or elsewhere that restricts or adversely affects demand for business process outsourcing, information technology and digital transformation services offshore;
•	increasing competition in our industry;
•	our ability to protect our intellectual property and the intellectual property of others;
•	deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;
•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;
•	the international nature of our business;
•	technological innovation;
•	our ability to derive revenues from new service offerings; and
•	unionization of any of our employees.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal risk factors that make an investment in our common shares risky or speculative. Additional risks and uncertainties not known to us or that we deem less significant may also impair our business. Additional discussion of the risks that we face can be found in Item 1A—“Risk Factors” of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, before making an investment decision regarding our common shares.

Risks Related to our Business and Operations

•	Our business and results of operations have been adversely impacted and may in the future be adversely impacted by the COVID-19 pandemic.
•

Our success largely depends on our ability to achieve our business strategies, and our results of operations and financial condition may suffer if we are unable to continually develop and successfully execute our strategies.

•

We could be liable to our clients or others for damages, subject to criminal liability, fines or penalties, and our reputation could be damaged, if our information systems are breached or confidential or sensitive client or employee data is compromised.

•	Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
•	Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
•

Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.

•	Tax matters may have an adverse effect on our business, results of operations, effective tax rate and financial condition.
•	Wage increases in the countries where we operate may prevent us from sustaining our competitive advantage and may reduce our profit margin.
•	We may be subject to claims and lawsuits for substantial damages, including by our clients arising out of disruptions to their businesses or our inadequate performance of services.
•

Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.

•	Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these laws and regulations could harm our business.
•

GE accounts for a significant portion of our revenues and any material loss of business from, or change in our relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.

•	Our revenues are highly dependent on clients located in the United States and Europe, as well as on clients that operate in certain industries.
•

We may face difficulties in providing end-to-end business solutions or delivering complex, large or unique projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business and our reputation.

•

Our partnerships, alliances and relationships with third-party suppliers and contractors and other third parties with whom we do business expose us to a variety of risks that could have a material adverse effect on our business.

•	We may fail to attract and retain enough qualified employees to support our operations.
•

Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.

•	Restrictions on entry visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.
•	Our senior leadership team is critical to our continued success and the loss of such personnel could harm our business.

•	We may be unable to service our debt or obtain additional financing on competitive terms.
•

We often face a long selling cycle to secure a new contract as well as long implementation periods that require significant resource commitments, which result in a long lead time before we receive revenues from new relationships.

•	Our profitability will suffer if we are not able to price appropriately, maintain employee and asset utilization levels and control our costs.
•	Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.
•

We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our financial results.

•	Our operating results may experience significant fluctuations.
•	We enter into long-term contracts and fixed price contracts with our clients. Our failure to price these contracts correctly may negatively affect our profitability.
•	If we are unable to collect our receivables, our results of operations, financial condition and cash flows could be adversely affected.
•	Some of our contracts contain provisions which, if triggered, could result in lower future revenues and have a material adverse effect on our business, results of operation and financial condition.
•	Our industry is highly competitive, and we may not be able to compete effectively.
•	Our business could be materially and adversely affected if we do not protect our intellectual property or if our services are found to infringe on the intellectual property of others.
•	A substantial portion of our assets, employees and operations are located in India and we are subject to regulatory, economic, social and political uncertainties in India.
•	We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
•	Terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
•	If more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.
•	We may engage in strategic transactions that could create risks.
•

We may become subject to taxation as a result of our incorporation in Bermuda or place of management, which could have a material adverse effect on our business, results of operations and financial condition.

•	Economic substance requirements in Bermuda could adversely affect us.
•	We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

Risks Related to our Shares

•

The issuance of additional common shares by us or the sale of our common shares by our employees could dilute our shareholders’ ownership interest in the Company and could significantly reduce the market price of our common shares.

•	There can be no assurance that we will continue to declare and pay dividends on our common shares, and future determinations to pay dividends will be at the discretion of our board of directors.
•	We are organized under the laws of Bermuda, and Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.
•	The market price for our common shares has been and may continue to be volatile.
•

You may be unable to effect service of process or enforce judgments obtained in the United States or Bermuda against us or our assets in the jurisdictions in which we or our executive officers operate.

USE OF TRADEMARKS

The trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks named in this Annual Report on Form 10-K after their first reference in this Annual Report on Form 10-K.

PART I

Item 1. Business

Genpact is a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience over time running thousands of processes for hundreds of Fortune Global 500 companies.  We have approximately 96,500 employees serving clients in key industry verticals from more than 30 countries. Our 2020 total net revenues were $3.7 billion.

In 2020, our agility and culture of embracing change allowed us to rapidly adapt to meet client needs and pivot to new ways of working.  We believe we demonstrated the strength and resilience of our business model and provided predominantly non-discretionary solutions and services to our clients.  We continued to follow a strategy focused on delivering differentiated, domain-led solutions in a focused set of geographies, industry verticals and service lines. During the year we made acquisitions in two focus areas – experience-led transformation and data and analytics – and continued to invest in our existing digital capabilities and domain expertise, all in an effort to accelerate the business outcomes we can drive for our clients.

Our approach

Many of our client solutions are embedded with our Digital Smart Enterprise ProcessesSM (Digital SEPs), a patented and highly granular approach to dramatically improving the performance of business processes to help drive client outcomes.  Our Digital SEPs combine Lean Six Sigma methodologies – which reduce inefficiency and improve process quality – with advanced domain-specific digital technologies, drawing on our industry acumen, our expertise in Artificial Intelligence (AI) and experience-centric principles, and our deep understanding of how businesses run.  Digital SEPs test the effectiveness of client processes using best-in-class benchmarks developed by mapping and analyzing millions of client transactions across thousands of end-to-end business processes.  In this way, we identify opportunities for improving clients’ operations by applying our deep process knowledge and process-centric technologies to transform them.

Genpact Cora has the ability to integrate our proprietary automation, analytics and AI technologies with those of our strategic partners into a unified offering. It draws insights from our deep domain and operations expertise in our target industries and service lines to create data- and analytics-based solutions that are focused on improving customer and user experience to accelerate clients’ digital transformations.

Domain-led digital transformation

Industry disruption is pervasive, driven by an explosion in digital technologies, new competitors, and shifting market dynamics. In this environment, companies need industry-tailored solutions to reimagine their business models end-to-end and adapt to rapid change.

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

We partner with clients to show them how new digital solutions can drive business outcomes.  We apply design thinking to make the most of human capabilities, domain expertise and innovative technology, and create solutions designed to quickly and aptly meet client objectives. The results can include quick-turnaround prototypes that clients can install and test in their own environments.

We enable domain-led digital transformation for our clients primarily in two ways: designing and running Intelligent OperationsSM and providing digital-led Transformation Services.

Intelligent Operations

Our Intelligent Operations embed digital, advanced analytics and cloud-based offerings into our business process outsourcing solutions to automate and transform our clients’ operations. This allows enterprises to be more flexible and helps them focus on high-value work to better compete in their industries. Our solutions also include our IT services that provide end-user computing support, infrastructure management (including cloud, service integration and management and cybersecurity), application production support and database management.

Transformation Services

Our transformation services include our digital solutions, consulting services, and analytics offerings.

Digital: We help our clients harness the power of digital technologies. Our Genpact Cora platform helps us design and implement digital solutions, making use of advanced technologies, AI, cloud-based software-as-a-service (SaaS) offerings, robotic process automation and dynamic workflow.

Consulting: Our consulting practice, which includes digital, AI and cloud experts, helps clients:

•	Get a complete picture of how they run their operations across their organization in our areas of focus;
•	Measure how their operating processes compare to industry best practices;
•	Create custom roadmaps to help them deliver business outcomes; and
•	Train client teams to execute on our recommendations.

Analytics: We use data and advanced analytics to help our clients make timely, informed and insight-based decisions. We offer analytics services and solutions in areas where we have domain expertise, both on a standalone basis and embedded in our other service offerings. We use quantitative and qualitative methods to analyze a client’s data to help them assess new business opportunities, manage risk, and make better business decisions.  We have recently expanded our capabilities in providing foundational data engineering and cloud-based data and analytics advisory services through our acquisition of Enquero, Inc.

We are also building and driving solutions around experience-led transformation. Using human-centric design, we help clients build new products and services, create digital workspaces, and drive customer, client, employee and partner engagement. We have significantly expanded our capabilities in experience, commerce and mobile application development in the past two years with the acquisitions of SomethingDigital.Com LLC in 2020, which added significant capabilities in digital commerce, and Rightpoint Consulting, LLC in 2019, which built on existing capabilities gained from our previous acquisitions of TandemSeven, Inc. and Endeavour Software Technologies Private Limited. Combined with our domain expertise, these acquisitions enhance our ability to bring end-to-end digital commerce solutions to the marketplace.

Our service offerings

We offer the following professional services to our clients:

•	Core industry operations specific to our chosen industry verticals; and
•	Enterprise Services: Finance and accounting, supply chain, sourcing and procurement, and sales and commercial services.

Core industry operations

We help our clients design, transform and run core enterprise operations specific to their industries. On the foundation of domain expertise embedded in our Digital SEP frameworks, we use our Lean Digital approach to leverage digital technologies and specialized analytics to power Intelligent Operations. We provide core operations support in all of our chosen industry verticals.

Enterprise services

Finance and accounting services

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

Record-to-report: accounting, treasury, tax services, product cost accounting, and closing and reporting, including SEC and regulatory reporting;

Financial planning and analysis: budgeting, forecasting, and business performance reporting; and

Enterprise risk and compliance: operational risk and controls across a wide range of regulatory environments.

Supply chain, sourcing and procurement and sales and commercial services

Supply chain: we use our expertise in this area to help clients transform and run supply chain design, planning, inventory optimization, transportation and logistics management and after-sales services.

Sourcing and procurement: We offer direct and indirect strategic sourcing, category management, spend analytics, procurement operations, master data management, and other procurement and supply chain advisory services.

Sales and commercial: Our integrated services in this area are focused in three areas:

•	Lead-to-quote – customer relationship management, sales volume, pricing and promotion optimization, and contract and master data management;
•	Quote-to-order – order capture, validation and fulfillment; and
•	Customer service (B2B) – service management and experience, deduction and dispute management.

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

Organizing our business by industry verticals allows us to leverage our deep domain knowledge specific to our chosen industries and create, replicate and standardize innovative solutions for clients in the same industries. In addition to our professional services, such as finance and accounting and supply chain and procurement, that are available to clients across our verticals, we offer core industry-specific services to clients in select verticals.  These services are embedded where possible with industry-relevant digital and analytics tools that use AI and automation modules designed to drive enhanced benefits and customer experience.

Banking, Capital Markets and Insurance

Our banking and capital markets clients include retail, investment and commercial banks, mortgage lenders, equipment and lease financing providers, fintech companies, payment providers, wealth and asset management firms, broker/dealers, exchanges, clearing and settlement organizations and other financial services companies. Our core operations services for these clients include application processing, collections and customer services, equipment and auto loan servicing, mortgage origination and servicing, risk management and compliance services, reporting and monitoring services, wealth management operations support, end-to-end information technology services, application development and maintenance, managed services, financial crimes support and consulting.

Our insurance clients include global property and casualty insurance carriers, reinsurers, insurance brokers, and life, annuity, disability and employee benefits insurance providers.  Our core operations services for these clients include multi-channel support for underwriting services, policy administration, customer service, end-to-end claims management services, including adjudication, litigation support and payment disbursements, and actuarial services, including agency management, risk analytics, catastrophe modeling and operations analytics.

Consumer Goods, Retail, Life Sciences and Healthcare

Our consumer goods and retail clients include companies in the food and beverage, household goods, consumer health and beauty and apparel industries, as well as grocery chains and general and specialty retailers.  The core operations services we provide to these clients include supply chain management, pricing and trade promotion management, order management, digital commerce, customer experience and risk management.

Our life sciences and healthcare clients include pharmaceutical, medical technology, medical device and biotechnology companies as well as retail pharmacies, distributors, diagnostic labs, healthcare payers (health insurers) and providers, and pharmacy benefit managers.  Our core operations services for life sciences clients include regulatory affairs services, such as lifecycle management, regulatory operations, Chemistry Manufacturing Controls compliance, safety and pharmacovigilance, and regulatory information management.  Our services for healthcare clients include managing the end-to-end lifecycle of a claim, from claims processing and adjudication to claims recovery and payment integrity.

High Tech, Manufacturing and Services

Our clients in the high tech industry vertical include companies in the information and digital technology, electronics, software, fintech, and e-commerce sectors. The core operations services we provide to these clients include industry-specific solutions for the Industrial Internet of Things (IIoT), user experience, order and supply chain management, data engineering, digital content management and risk management.

Our manufacturing and services clients include companies in the automotive, chemicals, energy, hospitality, manufacturing, media and entertainment, transportation and logistics, and travel sectors.  Our core operations solutions for these clients include industry-specific solutions for the IIoT, supply chain management, direct procurement and logistics services, aftermarket services support, industrial asset optimization and engineering services.

Our clients

We serve more than 700 clients across many industries and geographies. Our clients include some of the biggest brands in the world, many of which are leaders in their industries.

GE

GE has been our largest client since our inception and accounted for $459 million, or 12%, of our total net revenues in 2020. We serve several of GE’s business units, including Aviation, Corporate, Healthcare, Industrial Finance, Power and Renewables.

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

Global clients

We serve about one fourth of the Fortune Global 500. Our clients include industry leaders such as Aon, AstraZeneca, AXA, Bayer, Dentsu, Heineken, Hitachi, Konica Minolta, Novartis, Santander, Synchrony Financial and Sysco.

Our net revenues from our clients other than GE, which we refer to as our Global Clients, have grown from $2.0 billion in 2015 to $3.3 billion in 2020, representing a compound annual growth rate of 10%. Our net revenues from Global Clients as a percentage of total net revenues increased from 81% in 2015 to 88% in 2020.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Overview—Net Revenues—Classification of Certain Net Revenues.”

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

Our people

As of December 31, 2020, we had approximately 96,500 employees working in more than 30 countries. Our people are critical to the success of our business. We have created, and constantly reinforce, a culture that emphasizes collaboration, innovation, process improvement, and dedication to our clients. We seek to foster a culture that wins clients, develops leaders and attracts and retains talent who exhibit our core values – curiosity, incisiveness and courage – and who uphold our dedication to integrity consistent with our Code of Conduct, Integrity@Genpact.

Rewarding and recognizing our talent

We aim to create a work environment where every person is inspired to achieve, driven to perform and rewarded for their contributions. We strive to engage and competitively compensate our high-performing talent by providing performance-based promotions and merit-based compensation increases. We also regularly monitor employee retention levels and continue to enhance our pay-for-performance approach in an effort to retain our top talent.

Diversity, equity and inclusion

We believe that a culture of diversity, equity and inclusion is critical to our business. We believe in equal opportunity for each individual, irrespective of their gender, age, ethnicity, cultural background, race or sexual orientation. Understanding each other’s uniqueness, recognizing our differences, respecting varied opinions and accepting various points of view is at the heart of our organization’s culture. We promote these values by seeking to maintain inclusive hiring and management practices and ensure that opportunities are equally open to all.

We are committed to:

•	Increasing diversity, including gender, racial and ethnic diversity, across all levels of the organization;
•	Recruiting, retaining and advancing talent, including from diverse ethnic and racial backgrounds; and
•	Creating and fostering an inclusive culture where everybody, including our LGBTQ+ employees, feels safe and empowered.

Employee development and engagement

We are committed to the career development of our employees and making them future-ready, and we strive to engage them with challenging and rewarding career opportunities. Our performance management approach supports our career philosophy by encouraging employees to reflect on their performance, set challenging goals, receive feedback, identify their development needs and find relevant learning and training opportunities.  We have also developed a number of leadership development and mentoring programs, including our Global Operations Leadership Development and our Leadership Direct programs for high potential talent and our programs designed to increase gender diversity in our leadership ranks, such as our Pay it Forward and Women’s Leadership initiatives.

We have also developed a learning framework called Genome that enables our employees to acquire new skills and evolve quickly as industries and technologies change, equipping them with skills that are relevant to their current roles and future aspirations. Genome was designed to shape an adaptive workforce, and its learning strategy was formulated to “reskill at scale” and be integrated throughout the enterprise.

TalentMatch is our talent transformation initiative to match the skills and job aspirations of our employees with existing and future job opportunities we have available. By enabling employees to prepare for their future career aspirations by upskilling and reskilling through Genome, TalentMatch has allowed us to identify talent available for redeployment from one part of our business to another as the needs of our clients change. It improves our employee utilization globally by providing the right talent at the right time for our client engagements. TalentMatch also gives our employees the opportunity to take their careers in their desired directions, thus increasing employee satisfaction, and bolstering our ability to scale the “work from anywhere” model.

Amber, our engagement AI chatbot and employee experience platform, enables transformation of our employee engagement strategy. Amber provides an outlet for unbiased and judgment free conversations for our employees and live predictive people analytics for business and HR leaders.  By digitizing how we engage with our employees through Amber, we have increased the scope and frequency of employee feedback and have gained the ability to assess employee engagement and identify trends in employee engagement and satisfaction across the company.

Corporate social responsibility

Genpact’s approach to corporate social responsibility focuses on three pillars that reflect our strengths, core expertise, and causes that our employees care about:

•    Education and employability

•    Diversity, equity and inclusion

•    Sustainability

We foster a culture of giving and volunteering through several global platforms, projects, and social initiatives. Our more than 40,000 employee volunteers have, among other things, helped underprivileged children get better access to education, assisted unemployed women in developing job skills, and worked on projects to help improve infrastructure and education in the communities in which we work and live. For example, in 2020, in an effort to combat pandemic-induced hunger, we launched our Feed 20 Million initiative, setting a goal to serve 20 million meals to people in need. Our volunteers enabled us to surpass our goals with nearly 25 million meals served.

Additionally, more than 10,000 of our employees participate in our payroll-based charitable donation programs, and in 2020, many of our employee volunteers participated in micro-volunteering initiatives such as composting, planting saplings, or eliminating single-use plastic.   We are also passionate about working collectively to reduce our carbon footprint and have set targets to reduce our environmental impact at regional or global levels.

Partnerships and alliances

We continue to invest in and expand our strategic alliances with companies whose services and solutions complement ours. Together, we work to enhance our existing solutions or create new offerings to meet market needs.

Our alliances generally fall into one of the following categories:

•	Strategic, go-to-market partnerships
•	Deal-specific relationships to jointly solve a specific issue for a client
•	Reseller arrangements to provide third party partner software and cloud solutions
•	Digital and other “white label” embedded technology-based relationships

We have three primary types of partners: consulting partners, digital partners, and solution partners. Our digital and solution partnerships aim to nurture relationships with established and emerging players. These potential partners specialize in leading-edge disruptive digital technologies and solutions that we can embed into our offerings or jointly bring to market.

Sales and marketing

We market our services to both existing and potential clients through our business development team and our lead client partners and global relationship managers. Members of this team are based around the globe, including in the United States, United Kingdom, Europe, Australia and Asia, and dedicate their time to expanding the services we provide to our existing clients as well as acquiring new clients.

We have designated lead client partners and global relationship managers for each of our strategic client relationships. The client partners and global relationship managers are supported by transformation partners as well as digital and analytics, process improvement, quality, transition, finance, human resources, information technology and industry/product subject matter expert teams to ensure we can best understand and address the needs of our clients. We constantly monitor our client satisfaction levels to ensure that we maintain high service levels for each client, using measures such as the Net Promoter Score. Our sales force is primarily organized by industry vertical teams that are supported by vertical-specific and horizontal service offerings.

The length of our selling cycle varies depending on the type of engagement. The sales cycle for our advisory and project work is typically much shorter than the sales cycle for a large business process engagement. Our efforts may begin through an existing engagement with a client or in response to our lead generation program, a perceived opportunity, a reference by an existing client, a request for proposal or otherwise. Our teams seek to understand the needs and priorities of our clients as well as the business outcomes our clients desire, and we leverage our combination of digital and industry expertise to devise differentiated client solutions. We may expend substantial time and resources in engaging with prospective clients to secure new business. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues.”

As our relationship with a client deepens, the time required to win an engagement for additional services often gradually declines. In addition, during an engagement as we better understand and experience a client’s business and processes, our ability to identify opportunities and deliver greater value for the client, including by leveraging Genpact Cora and our expanding portfolio of digital capabilities to transform our clients’ operations, typically increases.

We also strive to foster relationships between our senior leadership team and our clients’ senior management. These “C-level” relationships ensure that both parties are focused on establishing priorities, aligning objectives and driving client value from the top down. High-level executive relationships present significant opportunities to increase business from our existing clients. These relationships also provide a forum for addressing client concerns. Our governance methodology is designed to ensure that we are well connected at all levels of our clients’ organizations (executive, management, technology and operations).

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

Global delivery

We serve our clients using our global network of 86 delivery centers in 20 countries. We have delivery centers in Australia, Brazil, China, Costa Rica, Egypt, Germany, Guatemala, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Romania, the United Kingdom and the United States. We also have many employees in these and additional countries, such as Canada, Ireland, Portugal, Singapore, Spain and Turkey, who work with our clients either onsite or virtually, which offers flexibility for both clients and employees.

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

Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies. We believe that the principal competitive factors in our industry include:

•	deep expertise in industry-specific domains and processes;
•	ability to advise clients on how to transform their processes and deliver transformation that drives business value;
•	ability to provide innovative services and products, including digital offerings;
•	ability to consistently add value through digital transformation and continuous process improvement;
•	reputation and client references;
•	contractual terms, including competitive pricing;
•	scope of services;
•	quality of products, services and solutions;
•	ability to sustain long-term client relationships; and
•	global reach and scale.

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

If we fail to comply with any applicable laws and regulations, we may face restrictions on our ability to provide services, and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations. Our clients generally have the right to terminate our contracts for cause in the event of regulatory failures, subject in some cases to notice periods. See Item 1A—“Risk Factors—Risks Related to our Business and Operations—Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these laws and regulations could harm our business.” If we fail to comply with contractual commitments to facilitate our clients’ compliance, we may be liable for contractual damages, and clients in regulated industries may be less willing to use our services.

We are affected by laws and regulations in the United States, the United Kingdom, the EU and its member states, and other countries in which we do business that are intended to limit the impact of outsourcing on employees in those jurisdictions, and occasional changes to laws and regulations in such jurisdictions may impose changes that further restrict or discourage offshore outsourcing or otherwise harm our business.  See Item 1A—“Risk Factors—Risks Related to our Business and Operations—Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services.”

Our collection, use, disclosure and retention of personal health-related and other information is subject to an array of privacy, data security, and data breach notification laws and regulations that change frequently, are inconsistent across the jurisdictions in which we do business, and impose significant compliance costs. In the United States, personal information is subject to numerous federal and state laws and regulations relating to privacy, data security, and breach notification, including, for example, the Financial Modernization Act (sometimes referred to as the Gramm-Leach-Bliley Act), Health Insurance Portability and Accountability Act, Federal Trade Commission Act, Family Educational Rights and Privacy Act, Communications Act, Electronic Communications Privacy Act, and the California Consumer Privacy Act. All fifty U.S. states and the District of Columbia have implemented separate data security and breach notification laws with which we must comply; in addition, some states have strengthened their existing laws. Some courts have become more willing to allow individuals to pursue claims in data breach cases, indicating that it may become easier for consumers to sue companies for data breaches. Related laws and regulations govern our direct marketing activities and our use of personal information for direct marketing, including the Telemarketing and Consumer Fraud and Abuse Prevention Act, Telemarketing Sales Rule, Telephone Consumer Protection Act and rules promulgated by the Federal Communications Commission, and CAN-SPAM Act. In 2018, the Clarifying Lawful Overseas Use of Data, or CLOUD, Act established new required processes and procedures for handling U.S. law enforcement requests for data that we may store outside of the U.S. In the EU, the General Data Protection Regulation, or the GDPR, went into effect in May 2018. The GDPR imposes privacy and data security compliance obligations and increased penalties for noncompliance. In particular, the GDPR has introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines for violations. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, India, as well as some countries in Africa, Asia and Latin America, have either passed data privacy legislation or are considering data protection laws that affect or may affect Genpact. Evolving laws and regulations in India protecting the use of personal information could also impact our engagements with clients, vendors and employees in India. As privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.

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

Because of our insurance processing activities in the United States, we are currently licensed as a third-party administrator in 41 states and are regulated by the department of insurance in each such state. In two other states, we qualify for regulatory exemption from licensing based on the insurance processing activities we provide. We also hold entity adjuster licenses in 22 states that require licensing.

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

Several of our service delivery centers, primarily located in India, China, the Philippines and Guatemala, benefit from tax incentives or concessional rates provided by local laws and regulations. The Indian Special Economic Zones Act of 2005, or SEZ legislation, introduced a tax holiday in certain situations for operations established in designated “special economic zones,” or SEZs. The SEZ tax benefits are available only for new business operations that are conducted at qualifying SEZ locations. We cannot predict what percentage of our operations or income in India or other jurisdictions in future years will be eligible for a tax holiday. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues—Income Taxes.” In addition to the tax holidays described above, certain benefits are also available to us as an information technology enabled service (ITES) company under certain Indian state and central laws. These benefits include rebates and waivers in relation to payments for the transfer or registration of property (including for the purchase or lease of premises), waivers of conversion fees for land, exemption from state pollution control requirements, entry tax exemptions, labor law exemptions, commercial usage of electricity and incentives related to the export of qualified services.

Our hedging activities and currency transfer are restricted by regulations in certain countries, including China, India, the Philippines and Romania.

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

Bermuda has economic substance requirements pursuant to the Economic Substance Act 2018, as amended, and the regulations proffered thereunder, which require us to have adequate economic substance in Bermuda in relation to certain of our activities.

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

Information about our executive officers

The following table sets forth information concerning our executive officers as of March 1, 2021:

Name	Age	Position(s)
N.V. Tyagarajan	59	President, Chief Executive Officer and Director
Edward Fitzpatrick	54	Senior Vice President, Chief Financial Officer
Patrick Cogny	54	Senior Vice President, High Tech, Manufacturing and Services
Balkrishan Kalra	51	Senior Vice President, Banking, Capital Markets, Consumer Goods, Retail, Life Sciences and Healthcare
Piyush Mehta	52	Senior Vice President, Chief Human Resources Officer
Darren Saumur	53	Senior Vice President, Global Operating Officer
Kathryn Stein	43	Senior Vice President, Chief Strategy Officer and Business Leader, Enterprise Services
Heather White	48	Senior Vice President, Chief Legal Officer and Corporate Secretary

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

Edward Fitzpatrick has served as our Senior Vice President, Chief Financial Officer since July 2014. Prior to joining Genpact, he spent 13 years at Motorola Solutions Inc. and its predecessor company Motorola Inc., most recently serving as executive vice president and Chief Financial Officer. Prior to Motorola, he worked at General Instrument Corporation, which was acquired by Motorola Inc., and Price Waterhouse, LLP. Mr. Fitzpatrick also currently serves as a director of CBOE Global Markets, Inc.

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

Balkrishan Kalra has served as our Senior Vice President, Consumer Goods, Retail and Life Sciences since 2008, has led our Healthcare business since 2016 and in 2020 assumed responsibility for our Banking and Capital Markets business.  Prior to his current role, he held various roles at Genpact since joining us in 1999.

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

Heather White has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since April 2018.  Ms. White has been with Genpact since 2005, and served most recently as our Senior Vice President and Deputy General Counsel.  Prior to joining Genpact, she was a corporate attorney in the New York and London offices of Paul, Weiss, Rifkind, Wharton & Garrison LLP.

Item 1A.     Risk Factors

Risks Related to our Business and Operations

Our business and results of operations have been adversely impacted and may in the future be adversely impacted by the COVID-19 pandemic.

The COVID-19 pandemic has had a widespread and detrimental effect on the global economy and has adversely impacted our business and results of operations. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are highly uncertain, rapidly changing and difficult to predict, the ultimate impact of the pandemic on our business, financial condition and results of operations is currently unknown.

The extent to which the COVID-19 pandemic will continue to adversely impact our business and results of operations will depend on future developments that are currently difficult to predict and outside of our control, including: the distribution and effectiveness of vaccines; future mutations of the COVID-19 virus and any resulting impact on the effectiveness of vaccines; the ultimate duration and scope of the pandemic; actions taken by governments and other parties, such as our clients, in response to the pandemic, including any future actions to contain, treat or prevent the virus; the impact of the pandemic on economic activity and actions taken in response; the effect of the pandemic on our clients and client demand for our services and solutions; the ability of our clients to pay for our services and solutions on time or at all; our ability to sell and provide our services and solutions to clients and prospects; and the ability of our employees to continue to be productive and maintain morale while working remotely.

In the interest of the health and safety of our employees and due in part to restrictions imposed by national or local governments in places where we operate, we have enabled most of our employees to work remotely.  This effort has posed, and continues to pose, numerous operational risks and logistical challenges, and has created new costs, diverted management attention and corporate resources, and amplified certain risks to our business, including increased: (a) demand on our information technology resources and systems that were initially designed for use in our delivery centers only, (b) phishing, ransomware and other cybersecurity attacks, and (c) data privacy and security risks as our employees are working from environments that may be less secure than those of our delivery centers.  Any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.

As a result of the COVID-19 pandemic, in early 2020 our existing and prospective clients slowed decision-making and planned work, including discretionary consulting services and other transformation services. These factors and an overall decline in economic activity had an adverse impact on our total bookings for 2020, which were lower than in 2019.  If the pandemic worsens, we could again see reduced demand or delayed client decision-making, which could negatively impact our bookings in 2021.

In addition, we took a series of actions during 2020 to address the challenges being placed on our operations by the pandemic and the potential impact to our business in the near term and to protect the long-term health of our business. For additional information, see Note 29—“Restructuring” to our consolidated financial statements under Part IV, Item 15 —“Exhibits and Financial Statement Schedules.” Our efforts to mitigate the negative impact of the COVID-19 pandemic on our business may not be effective, and we may be required to take additional actions to protect the long-term health of our business. We may also be affected by a protracted economic downturn.

  Additionally, a significant worsening of the pandemic could materially impair our ability to deliver services to clients and could in turn have a material adverse impact on our business, cash flows, financial condition and results of operations. Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our business as a result of the pandemic’s global economic impact. Further, as this pandemic is unprecedented and continuously evolving, it may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider will present significant risks to us or our operations.

The COVID-19 pandemic has led to significant volatility in financial markets, and has at times impacted, and may again impact, our share price and trading in our common shares. The overall uncertainty regarding the future economic impact of the COVID-19 pandemic and the impact on our revenue growth could also impact our cash flows from operations and liquidity. Material changes to our cash flows, liquidity and the volatility of the stock market and our share price could impact our capital allocation strategy, including our quarterly dividend and our share repurchase program. Asset impairment charges, extreme currency exchange-rate fluctuations and an inability to recover costs or lost revenues or profits from insurance carriers could all adversely affect us, our financial condition and our results of operations. Additionally, future disruptions and volatility in global and domestic capital markets could increase the cost of capital and limit our ability to access capital.

Any of the foregoing could amplify the risks and uncertainties outlined in this Annual Report on Form 10-K and could have a material adverse effect on our business, financial condition, results of operations and/or share price.

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

We are often required to collect, process and store proprietary, personally identifying or other sensitive or confidential client data in the operation of our business or in connection with the services we provide under our contracts, including, for example, names, addresses, social security numbers, personal health information, credit card account numbers, payment history records, and checking and savings account numbers. In addition, we collect, process and store data regarding our employees and contractors. As a result, we are subject to numerous data protection and privacy laws and regulations designed to protect this information in the countries in which we operate as well as the countries of residence of the persons whose data we process. Data may be accessed, disclosed or modified improperly as a result of theft, error or malfeasance by our employees, contractors or other third parties, and others may attempt to fraudulently induce our employees, clients or other third parties into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or IT systems or our clients', contractors’ or other third parties' data or IT systems. If any person, including any of our current or former employees or contractors, negligently disregards or intentionally breaches our or our clients’ established controls with respect to sensitive data or if we do not adapt to changes in data protection legislation, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

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

The threat of incursion into our information systems and technology infrastructure has increased and evolved in recent years with the increasing number and sophistication of third parties who have hacked, attacked, disrupted or otherwise invaded information systems of other companies and misappropriated or disclosed data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques, detect when an incursion has occurred or implement adequate preventative and responsive measures. The steps we have taken to protect our information systems and data security may be inadequate. If an actual or perceived breach of our security occurs, whether through breach of our computer systems, systems failure (including due to aged IT systems or infrastructure) or otherwise, the market perception of the effectiveness of our security measures and our reputation could be harmed and we could lose existing or potential clients. Media or other reports of perceived breaches or weaknesses in our systems, products or networks, even if nothing has actually been attempted or occurred, could also adversely impact our brand and reputation and materially affect our business.

In addition, we may not be able to prevent others from using our data and proprietary information to compete with us. Existing trade secret, copyright and trademark laws offer only limited protection. Further, the laws of some foreign countries may not protect our data and proprietary information at all.  For example, doing business in certain jurisdictions poses risks, including but not limited to theft of intellectual property and data and potentially different treatment of foreign owned intellectual property rights and data than intellectual property or data that is owned or developed in such jurisdictions. If we have to resort to legal proceedings to enforce our rights, the proceedings could be burdensome, protracted, distracting to management and expensive and could involve a high degree of risk and be unsuccessful.

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

We may also be liable to our clients or others for damages caused by disclosure of confidential information or system failures. Many of our contracts do not limit our potential liability for breaches of confidentiality. We may also be subject to civil actions and criminal prosecution by governments or government agencies for breaches relating to such data. Our insurance coverage or indemnification protections for breaches or mismanagement of such data may not be adequate to cover all costs related to data loss, cybersecurity attacks, or disruptions resulting from such events, or they may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us and our insurers may disclaim coverage as to any future claims. The impact of these cybersecurity attacks, data losses, and other security breaches cannot be predicted, but any such attack, loss or breach could disrupt our operations, or the operations of our clients, suppliers, subcontractors, or other third parties. Incidents of this type could require significant management attention and resources, could result in the loss of business, regulatory enforcement and financial liability, and could harm our reputation among our clients and the public, any of which could have a material adverse impact on our financial condition, results of operations, or liquidity.

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

Additionally, due to the COVID-19 pandemic, the majority of our employees are now working from home in environments that may not be as controlled or secure as our offices and delivery centers, which increases the risk of data breaches, incursions into our IT systems or other cyber incidents. Measures we have taken during the pandemic to implement suitable additional controls and educate our employees on the importance of cybersecurity and related best practices may not prevent data breaches or other incursions, any of which could have a material adverse impact on our business, reputation, financial condition, and results of operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

We have employees in more than 30 countries and significant operations in 20 countries, and these global operations could be disrupted at any time by natural or other disasters, telecommunications failures, power or water shortages, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics (such as the COVID-19 pandemic) and other natural or manmade disasters or catastrophic events. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. In addition, global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as earthquakes, tsunamis, cyclones, drought, wildfires, sea-level rise, heavy rains and flooding, and any such disaster or series of disasters in areas where we have a concentration of employees, such as India, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Our operations could also be disrupted as a result of technological failures, such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses, or human-caused events such as protests, riots, labor unrest and cyberattacks. Such events, or any natural or weather-related disaster, could lead to the disruption of information systems and telecommunication services for sustained periods. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or delivery centers. Our operations and those of our significant suppliers and distributors could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, such as those listed above. Even if our operations are unaffected or recover quickly from any such events, if our clients cannot timely resume their own operations due to a catastrophic event, they may reduce or terminate our services, which may adversely affect our results of operations. We may also be liable to our clients for disruption in service resulting from such damage or destruction.

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

A material portion of our revenues and profitability is derived from our clients in North America and Europe. Weak demand in these markets could have a material adverse effect on our results of operations. Additionally, major political events, including the United Kingdom’s withdrawal from the European Union, or Brexit, create uncertainty for businesses such as ours that operate in these markets. While the United Kingdom and EU have concluded a trade agreement, effective December 31, 2020, the trade agreement does not adequately address a number of topics that are relevant to our operations in Europe, such as privacy regulations, immigration laws and employment laws. Accordingly, we continue to face uncertainty in our operations as to the impact of Brexit on, among other things, the free movement of our employees between the United Kingdom and EU member states and the movement of data between the United Kingdom and EU member states. Additionally, uncertainty as to the future trade terms between the United Kingdom and the EU could negatively impact our clients who are based or have operations in the United Kingdom or the EU, including clients in the financial services sector, and as a consequence could adversely impact our financial condition and results of operations. Furthermore, a significant portion of our revenues from clients in the United Kingdom is generated in British pounds. As a result, we are exposed to the risk that revenues from clients based in the United Kingdom will be affected by adverse movements in foreign currency exchange rates. We continue to examine the various possible impacts Brexit may have on our business and operating model. Any of these factors, or the final terms of the trade agreement between the United Kingdom and the EU, could adversely affect global economic conditions and the stability of global financial markets, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Ongoing economic volatility and uncertainty and changing demand patterns, including as a result of the COVID-19 pandemic, affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans. Economic volatility and uncertainty are particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations.

Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.

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

Tax matters may have an adverse effect on our business, results of operations, effective tax rate and financial condition.

We are subject to income taxes in the United States and in numerous foreign jurisdictions, notably in India where we have substantial operations. Our provision for income taxes, actual tax expense and tax liability could be adversely affected by a variety of factors including, but not limited to, lower income before taxes generated in countries with lower tax rates; higher income generated in countries with higher tax rates; changes in tax laws and regulations or interpretations thereof; changes in applicable income tax treaties; changes in accounting principles or interpretations thereof or in the valuation of deferred tax assets and liabilities; the elimination or expiration of certain tax concessions, exemptions or holidays that had reduced our tax liability; and adverse outcomes of tax examinations or tax-related litigation, including a determination by any tax authority that our transfer prices are not appropriate.  Additionally, the results of the 2020 U.S. presidential election could lead to changes in tax laws that could negatively impact our effective tax rate. Any of these factors could have a material adverse effect on our business, results of operations, effective tax rate and financial condition.

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service and tax authorities around the world, notably in India where we have substantial operations.  Negative outcomes from those examinations or any appeals therefrom may adversely affect our provision for income taxes and tax liability, which in turn could have a material adverse effect on our business, results of operations, effective tax rate and financial condition. For example, the Government of India has appealed a 2011 ruling by the Delhi High Court that Genpact India Private Limited (one of our subsidiaries) cannot be held to be a representative assessee of GE in connection with an assertion that GE has tax liability in India by reason of a 2004 transfer of shares of our predecessor company. We believe that, if the Government of India is successful in its appeal, GE would be obligated to indemnify us for any resulting tax, though there can be no assurance as to the outcome of this matter.

In addition, the Government of India issued assessment orders to us in 2014, 2016 and 2019 seeking to assess tax on certain transactions that occurred in 2009, 2013 and 2015.  We have received demands for potential tax claims related to these orders in an aggregate amount of $150 million, including interest through the date of the orders. We do not believe that the transactions should be subject to tax in India under applicable law and have accordingly not provided a reserve for such exposure and have filed the necessary appeals. We have received favorable orders from appellate authorities relating to demands of $135 million and are pursuing refunds of $55 million we previously paid toward these demands. The tax authorities may appeal these orders in a higher court. In the event we do not prevail in these matters, the total amounts owed in connection with these demands would be subject to additional interest accrued over the period since the demands were made, and the amount of this additional interest could be material. There is no assurance that we will prevail in these matters or similar transactions, and a final determination of tax in the amounts claimed could have a material adverse effect on our business, results of operations, effective tax rate and financial condition. See Note 28—“Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information relating to these matters.

Additionally, the Indian tax authorities may claim that Indian tax is owed with respect to certain of our transactions, such as our acquisitions (including our subsidiaries organized under Indian law or owning assets located in India), internal reorganizations and the sale of our shares in public offerings or otherwise by our existing significant shareholders, in which indirect transfers of Indian subsidiaries or assets are involved. Those authorities may seek to impose tax on us directly or as a withholding agent or representative assessee of the seller in these or other transactions.

Effective July 1, 2017, a Goods and Services Tax (“GST”) was introduced in India, replacing an existing service tax regime and multiple similar indirect taxes. The implementation of the GST continues to evolve, with the Government of India introducing regular amendments and issuing clarifications. In the second quarter of 2020, Indian tax authorities began challenging or rejecting certain of our GST and service tax refunds.  We had requested these refunds pursuant to the tax exemption available for exports under service tax and GST regimes in respect of services performed by us in India for affiliates and clients outside of India. In denying the refunds, the taxing authorities have taken the position that the services we provided are local services, which interpretation, if correct, would make the GST exemption on exports unavailable to us in respect of such services. We believe that the denial of the GST exemption is incorrect, and we are pursuing appeals before relevant appellate authorities.  The Government of India may issue further clarifications on the matter. However, there is no assurance that we will prevail in this matter.  Further, if it is finally determined that we do not qualify for the service tax/GST exemption on the services we provide in India for clients located outside of India, we could be subject to additional tax on all of such services at a rate of 18%.  The imposition of this additional tax on a significant percentage of the services we perform or have performed in India would likely have a material adverse effect on our profitability and cash flows and could also have a material adverse effect on our business, financial condition and results of operations.

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

In addition, in December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law in the U.S., bringing about far-ranging changes to the existing corporate tax system. The Tax Act requires complex computations not previously required and requires us to make assumptions and judgments in the interpretation of the law where sufficient guidance is not available. As regulations and guidance evolve with respect to the Tax Act, our results may differ from previous estimates and our tax liabilities may materially increase.  See “Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services” below in this “Risk Factors” section.

Although we monitor these developments, it is very difficult to assess to what extent changes and other proposals, if enacted, may be implemented in the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to their unpredictability and interdependency. As these and other tax laws and related regulations and practices change, those changes could have a material adverse effect on our business, results of operations, effective tax rate and financial condition.

Wage increases in the countries where we operate may prevent us from sustaining our competitive advantage and may reduce our profit margin.

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

We have also increased, and expect to further increase, the number of employees we have in the United States from the levels that we have had historically, and this could have a negative effect on our profitability. In addition, we engage independent contractors in various U.S. states in the ordinary course of business. A handful of U.S. states have enacted legislation that requires businesses to consider individuals to be employees who, under current law in most other U.S. states, would be considered independent contractors. The U.S. Congress may seek to pass similar legislation at a national level across all 50 U.S. states. If additional states or the U.S. federal government pass similar legislation, we may be required to modify our hiring plans and associated business model, which may increase our cost of doing business.

In 2021, the Government of India is expected to make effective new labor codes, which, among other things, change the definition of wages for purposes of determining employer contributions under the provident fund and other statutory benefit schemes, including the Indian gratuity plan.  As a result of this pending legislation, our compensation cost in India may increase, which could adversely affect our profitability, results of operations and financial condition.

We may be subject to claims and lawsuits for substantial damages, including by our clients arising out of disruptions to their businesses or our inadequate performance of services.

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

We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims. For example, we engage in trust and safety services on behalf of clients, including content moderation, which could have a negative impact on our employees performing such services due to the nature of the materials they review. These types of services have been the subject of negative media coverage as well as litigation, and we may face adverse judgments or settlements or damage to our brand or reputation as a result of our provision of these services.

Under our MSAs with our clients, our liability for breach of our obligations is generally limited to actual damages suffered by the client and is typically capped at an agreed amount. These limitations and caps on liability may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients or liability for breaches of confidentiality, are generally not limited under those agreements. Our MSAs are governed by laws of multiple jurisdictions, therefore the interpretation of such provisions, and the availability of defenses to us, may vary, which may contribute to the uncertainty as to the scope of our potential liability. Although we have commercial general liability insurance coverage, the coverage may not continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims and our insurers may disclaim coverage as to any future claims.

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

In the United States, federal and state measures aimed at limiting or restricting, or requiring disclosure of offshore outsourcing have been occasionally proposed and enacted. In addition, public figures in the United States continue to suggest that U.S. businesses be subjected to tax or other adverse consequences for outsourcing, with incentives for returning outsourced operations to the United States, although it is not known what specific measures might be proposed or how they would be implemented and enforced, or whether emerging or enacted tax reform or other near-term Congressional action will affect companies’ outsourcing practices. For example, in 2020, the Coronavirus Aid, Relief, and Economic Security Act authorized a short-lived business loan program that prohibited loan recipients from outsourcing or offshoring jobs for the term of the loan and two years after completing repayment of the loan. One pending legislative proposal in the U.S. Congress would extend export control regulations and licensing requirements to certain exports of personal information. In January 2021, the new U.S. President established a national Made in America policy to use the terms and conditions of Federal financial assistance awards and Federal procurements to maximize the use of goods, products, and materials produced in, and services offered in, the United States. It is not yet known how this policy will be implemented and whether its impact will extend beyond Federal financial assistance and procurement.   There can be no assurance that pending or future legislation or executive action in the United States that would significantly adversely affect our business, results of operations, and financial condition will not be enacted.

Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other country in which we have clients restricting the performance of business process services from an offshore location or imposing burdens on companies that outsource data processing functions could also have a material adverse effect on our business, results of operations and financial condition. For example, evolving EU cloud computing standards and regulations and proposed taxes on outsourced data center activities or new EU and Japanese regulations on international transfers of personal data may limit or restrict our operations, or make them more costly. Moreover, legislation enacted in the United Kingdom and by many EU countries provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that outsourcing, if the dismissals resulted solely or principally from the outsourcing, are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the United Kingdom and other EU countries who have adopted similar laws who transfer business to us. Additionally, the United Kingdom’s exit from the EU and the associated changes in trade relations could result in increased costs, delays, and regulatory complexity in our business involving the United Kingdom.

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

In the United States, all 50 states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches of information involving personally identifiable information. In addition, the California Consumer Privacy Act, or the CCPA, went into effect in January 2020. The CCPA imposes privacy and data security obligations on companies and provides California consumers with certain rights as data subjects. Several other U.S. states have proposed data privacy laws that impose similar but non-identical obligations. In addition, some states have passed laws imposing increased data security and breach notification obligations on companies operating in the U.S. In the EU, the General Data Protection Regulation, or the GDPR, imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. Additionally, foreign governments outside of the EU are also taking steps to fortify their data privacy laws and regulations. For example, some countries in Africa, Asia and Latin America, including Brazil and Egypt, where we have operations, are implementing or considering GDPR-like data protection laws. Evolving laws and regulations in India protecting the use of personal information could also impact our engagements with clients, vendors and employees in India. One proposal currently being considered in India relates to the regulation of cross-border transfers of sensitive personal information and has potentially broad-reaching implications in the backdrop of cloud computing. Given the size and scope of our operations in India, the costs of compliance with Indian data privacy laws, and any fines or penalties for breaches thereof, could be significant and could have a material adverse effect on our business, financial condition and results of operations. As privacy laws and regulations around the world continue to evolve, these changes and others could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.

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

Historically, we have derived a significant portion of our revenues from GE. In 2018, 2019 and 2020, GE accounted for 9%, 14% and 12% of our revenues, respectively. In the past, GE has divested businesses we served, including a significant portion of its GE Capital business. We expect that our services for GE will decline in the future if GE pursues further divestitures. We intend to continue to make efforts to procure contracts with respect to GE’s divested businesses and have entered into contracts with several divested GE businesses; however, there can be no assurance that we will be able to continue to procure any such contracts following any future divestitures or that such contracts would be on favorable terms. GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is not required to purchase a minimum amount of services from us.  In addition, GE has the right to terminate our services in whole or in part for any reason by providing us with a short period of advance notice. Any material loss of business from, or change in relationship with, GE could have a material adverse effect on our business, results of operations and financial condition.  Further, our revenues from GE may be more volatile in the future and this volatility could have a material adverse effect on our business and results of operations.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues” for further information regarding our relationship with GE.

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

In 2020, more than 70% of our revenues were derived from clients based in North America and more than 15% of our revenues were derived from clients based in Europe. Additionally, in 2020, more than 25% of our revenues were derived from clients in the financial services industry, which includes insurance.

The COVID-19 pandemic has adversely affected economic activity in the United States and Europe and activity in certain industries in which our clients operate.  In addition, a number of other factors could adversely affect our ability to do business in the United States or Europe, which could in turn have a material adverse effect on our business, results of operations and financial condition. For example, Brexit has created, and continues to create, political and economic uncertainty about the future relationship between the United Kingdom and the EU and as to whether any other European countries may similarly seek to exit the EU. We have operations in the United Kingdom and a number of countries in the EU and our global operations serve clients with operations in these regions, and as a result our business, financial condition and results of operations may be impacted by such uncertainty and by the terms of the United Kingdom’s withdrawal from the EU.

Any further deterioration in economic activity in the United States or Europe, or in industries in which our clients operate, could adversely affect demand for our services, thus reducing our revenue. Increased regulation, changes in existing regulation or increased government intervention in the industries in which our clients operate may adversely affect growth in such industries and therefore have an adverse impact on our revenues. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.

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

Our industry relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. Historically, high employee attrition has been common in our industry. In 2020, our attrition rate for all employees who were employed for a day or more was 20%, down from 28% in 2019. This reduction was primarily due to the COVID-19 pandemic. We cannot assure you that we will be able to reduce our level of attrition further or maintain our attrition rate at the 2020 level. If our attrition rate increases, our operating efficiency and productivity may decrease.

Competition for qualified employees, particularly in India and the United States, remains high and we expect such competition to continue. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies. In many locations in which we operate, there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire will increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through innovative recruiting and retention policies. Significant competition for employees could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.

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

Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar or if the currencies in which we receive revenues, such as the euro, depreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth for us to implement our strategy in a cost effective manner. In addition, in some countries, such as India, China, Romania and the Philippines, we are subject to legal restrictions on hedging activities, as well as convertibility of currencies, which could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations. If the Indian rupee or other currencies in which we incur expenses appreciate against the U.S. dollar, we may have to consider additional means of maintaining profitability, including by increasing pricing, which may or may not be achievable. See also Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Revenues—Foreign exchange gains (losses), net.”

Restrictions on entry visas may affect our ability to compete for and provide services to clients, which could have a material adverse effect on our business and financial results.

A portion of our business depends on the ability of our employees to obtain the necessary visas and entry permits to do business in the countries where our clients and, in some cases, our delivery centers, are located. In recent years, in response to terrorist attacks, the COVID-19 pandemic and related border controls, global unrest and political rhetoric, immigration authorities generally, and those in the United States in particular, have increased the level of scrutiny in granting visas. If the COVID-19 pandemic persists for an extended period, further terrorist attacks occur, global unrest intensifies, or nationalistic political trends continue, then obtaining visas for our personnel may become even more difficult. Local immigration laws may also require us to meet certain other legal requirements as a condition to obtaining or maintaining entry visas. Countries where our clients may be located, including the United States, may through legislation or regulation restrict the number of visas or entry permits available. In general, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions, terrorist attacks or other events.   In addition, there is currently uncertainty with respect to immigration laws and standards in the United States as the current U.S. President pursues legislation and policy changes to reform U.S. immigration laws and to reverse some immigration policies of the prior administration.  Recent U.S. actions to reduce the number of first-time and renewal H-1B and H-4 temporary, or non-immigrant, visas could result in fewer employees eligible to work for us in the United States under those programs, as could executive actions that prohibit citizens of designated countries from emigrating to and/or working in the United States. In recent years, the United States has broadly prohibited immigrant visas from several designated countries, and it is not currently known what, if any, visa restrictions might be proposed in the future or how they would be implemented or enforced.

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

On August 9, 2018, we entered into an amended and restated five-year credit agreement with certain financial institutions as lenders which replaced our prior credit facility. The amended and restated credit agreement provides for a $680 million term credit facility and a $500 million revolving credit facility, each of which may be increased subject to certain conditions. The credit agreement obligations are unsecured, and guaranteed by certain subsidiaries. As of December 31, 2020, the total amount due under the credit facility, including the amount utilized under the revolving facility, was $846 million.  The credit agreement contains covenants that require maintenance of certain financial ratios, including consolidated leverage and interest coverage ratios, and also, under certain conditions, restrict our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain other restricted payments, repurchase common shares, undertake certain liquidations, mergers, consolidations and acquisitions and dispose of certain assets or subsidiaries, among other things. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our liquidity and financial condition.

On March 27, 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes, or the 2022 notes, in a private offering.  On July 24, 2018, an exchange offer was completed and all outstanding unregistered 2022 notes were exchanged for freely tradable 2022 notes registered under the Securities Act of 1933, as amended. As of December 31, 2020, the amount outstanding under the registered 2022 notes, net of debt expense of $0.7 million, was $349.3 million, which is payable on April 1, 2022 when the 2022 notes mature.  We are required to pay interest on the 2022 notes semi-annually in arrears on April 1 and October 1 of each year, ending on the maturity date.

On November 18, 2019, we issued $400 million aggregate principal amount of 3.375% senior notes, or the 2024 notes, in an underwritten public offering.  As of December 31, 2020, the amount outstanding under the 2024 notes, net of debt amortization expense of $2.3 million, was $397.7 million, which is payable on December 1, 2024 when the notes mature.  We are required to pay interest on the 2024 notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity date.

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

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate, and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions, including the impact of the COVID-19 pandemic, could also result in financial difficulties for our clients, including bankruptcy and insolvency. Additionally, cyberattacks on any of our clients could disrupt their internal systems and capability to make payments. The occurrence of such events could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. If we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

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

A substantial portion of our assets, employees and operations are located in India and we are subject to regulatory, economic, social and political uncertainties in India.

We are subject to several risks associated with having a substantial portion of our assets, employees and operations located in India.

We have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate which are designed to promote foreign investment generally and the business process services industry in particular, including significant fiscal incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation.  In the past, policies we have benefited from have lapsed or are no longer available to us, and there is no assurance that policies from which we benefit will be available to us in the future. Various factors, such as changes in the central or state governments, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

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

Southern Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan. In recent years, military confrontations between India and Pakistan have occurred in the region of Kashmir and along the India/Pakistan border. There have also been incidents in and near India, such as continued terrorist activity around the northern border of India, troop mobilizations along the India/Pakistan border and an aggravated geopolitical situation in the region. In addition, in 2020, there was a series of conflicts between India and China along their shared border, and although both countries are making efforts to de-escalate these conflicts, there can be no assurance that tensions in the area will diminish in the near future.  Such military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. Resulting political tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on our share price and/or the market for our services. Furthermore, if India or bordering countries were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars.

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

We may become subject to taxation as a result of our incorporation in Bermuda or place of management, which could have a material adverse effect on our business, results of operations and financial condition.

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

Harmful tax practices have become the focus of increased scrutiny from the EU. Following a 2017 assessment by the Code of Conduct Group (Business Taxation), or the COCG, which included Bermuda in a list of jurisdictions required by the EU to address the COCG’s concerns relating to the demonstration of economic substance, the Bermuda Government implemented legislation which brought certain substance requirements into force in 2019 for currently existing Bermuda entities. The introduction of the substance regime in Bermuda may present difficulties for us. Pursuant to the economic substance requirements, core income generating activities carried out by Bermuda companies must be undertaken in Bermuda.  To satisfy these requirements, we may be required to conduct additional activities in Bermuda. The substance requirements could be difficult to manage or implement, and compliance with the requirements could be difficult or costly and could have a material adverse effect on us or our operations.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

As of December 31, 2020, we had $1,695.7 million of goodwill and $236.7 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions and our formation in 2004. Goodwill is not amortized but is tested for impairment at least on an annual basis as of December 31 of each year, based on a number of factors including macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the book value of our goodwill and other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that any future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

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

Prior to 2017, we did not declare regular dividends. In February 2017, we announced the declaration of the first quarterly cash dividend on our common shares and have paid a quarterly cash dividend each quarter since that date. Any determination to pay dividends to holders of our common shares in the future, including future payment of a regular quarterly cash dividend, will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions, statutory requirements under Bermuda law and any other factors our board of directors deems relevant. Our ability to pay dividends will also continue to be subject to restrictive covenants contained in credit facility agreements governing indebtedness we and our subsidiaries have incurred or may incur in the future. In addition, statutory requirements under Bermuda law could require us to defer making a dividend payment on a declared dividend date until such time as we can meet statutory requirements under Bermuda law. A reduction in, delay of, or elimination of our dividend payments could have a negative effect on our share price.

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

The market price for our common shares has been and may continue to be volatile and subject to price and volume fluctuations in response to market and other factors, some of which are beyond our control. Among the factors that could affect our share price are:

•	terrorist attacks, natural disasters, epidemics or pandemics (including the COVID-19 pandemic), or other such events impacting countries where we or our clients have operations;
•	actual or anticipated fluctuations in our quarterly and annual operating results;
•	changes in financial estimates by securities research analysts;
•	changes in the economic performance or market valuations of other companies engaged in providing business process and information technology services;
•	loss of one or more significant clients;
•	addition or loss of executive officers or key employees;
•	regulatory developments in our target markets affecting us, our clients or our competitors;

•	announcements of technological developments;
•	limited liquidity in our trading market;
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

Item 1B.      Unresolved Staff Comments

None.

Item 2.      Properties

We have delivery centers in 20 countries. We have a mixture of owned and leased properties and substantially all of our leased properties are leased under long-term leases with varying expiration dates. We believe that our properties and facilities are suitable and adequate for our present purposes and are well-maintained.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the Company’s common shares are traded is the New York Stock Exchange under the symbol “G.” As of January 31, 2021, there were 36 holders of record of our common shares.

The following graph and table compare the performance of an investment in our common shares (measured as the cumulative total shareholder return) with investments in the S&P 500 Index (market capitalization weighted) and a peer group of companies for the period from January 1, 2016 to December 31, 2020. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Accenture plc, Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Infosys Technologies Limited, Wipro Technologies Limited, and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the end of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2015 and that all dividends were reinvested. The performance shown in the graph and table below is historical and should not be considered indicative of future price performance.

	3/31/16	6/30/16	9/30/16	12/31/16	3/31/17
Genpact	108.85	107.45	95.88	97.44	99.37
Peer Group	109.66	105.51	99.80	100.22	104.59
S&P 500	101.35	103.84	107.84	111.96	118.75

	6/30/17	9/30/17	12/31/17	3/31/18	6/30/18
Genpact	111.93	115.88	128.17	129.49	117.39
Peer Group	108.93	116.42	125.78	131.04	137.32
S&P 500	122.42	127.90	136.40	135.37	140.02

	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19
Genpact	124.51	110.08	143.84	156.10	159.14
Peer Group	141.80	123.10	145.82	148.09	149.50
S&P 500	150.81	130.42	148.22	154.60	157.23

	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20
Genpact	173.55	120.47	151.07	161.53	171.94
Peer Group	156.21	121.82	153.57	180.18	213.51
S&P 500	171.49	137.88	166.20	181.05	203.04

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Dividends

In February 2020, our board of directors approved a 15% increase in our quarterly cash dividend to $0.0975 per common share, representing an annual dividend of $0.39 per common share. In 2020, dividends were declared in February, May, July and October and paid in March, June, September and December. In February 2021, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1075 per common share, representing a planned annual dividend of $0.43 per common share for 2021. Any future dividends will be at the discretion of the board of directors and subject to Bermuda and other applicable laws.

Unregistered Sales of Equity Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended December 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
October 1-October 31, 2020	1,105,000	38.41	1,105,000	158,042,605
November 1-November 30, 2020	354,992	39.30	354,992	144,090,154
December 1-December 31, 2020	170,323	41.64	170,323	136,998,231
Total	1,630,315	38.94	1,630,315

In February 2021, our board of directors authorized a $500 million increase to our existing $1.25 billion share repurchase program, first announced in February 2015, bringing the total authorization under our existing program to $1.75 billion. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been cancelled. See Note 19—“Capital stock” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.

Item 6.      Selected Financial Data

The table below presents selected historical financial data.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Financial data as of December 31, 2019 and 2020 and for the three-year period ended December 31, 2020 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Financial data as of December 31, 2016, 2017 and 2018 and for the years ended December 31, 2016 and 2017 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the selected financial data below together with the financial statements included herein and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2016	2017	2018	2019	2020
	(dollars and share count in millions, except per share data)
Statement of income data:
Total net revenues	$2,570.8	$2,736.9	$3,000.9	$3,520.5	$3,709.4
Income from operations	$341.2	$331.3	$348.2	$429.4	$438.7
Net income available to Genpact Limited common shareholders	$269.7	$263.1	$282.0	$304.9	$308.3
Earnings per common share
Basic	$1.30	$1.36	$1.48	$1.60	$1.62
Diluted	$1.28	$1.34	$1.45	$1.56	$1.57
Weighted average number of common shares used in computing earnings per common share
Basic	206.9	193.9	190.7	190.1	190.4
Diluted	210.1	197.0	194.0	195.2	195.8
Cash dividend per common share	$—	$0.24	$0.30	$0.34	$0.39

	As of December 31,
	2016	2017	2018	2019	2020
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$422.6	$504.5	$368.4	$467.1	$680.4
Total assets(1)	2,885.9	3,449.6	3,529.4	4,454.2	4,873.5
Operating lease liabilities(2)	-	-	-	359.8	345.8
Long-term debt, including current portion	737.3	1,045.9	1,009.1	1,373.3	1,340.9
Genpact Limited shareholders’ equity	$1,286.6	$1,424.0	$1,404.2	$1,698.2	$1,834.2

(1)

On January 1, 2020, we adopted Accounting Standard Update No. 2016-13, Financial Instruments- Credit Losses (Topic 326). Prior period amounts have not been adjusted under the modified retrospective method.

(2)	On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842). Prior period amounts have not been adjusted under the modified retrospective method.

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

COVID-19 Update

The impact of the COVID-19 pandemic, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business activities, has created significant volatility in the global economy and led to reduced economic activity. There have been various actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although restrictions have been eased in many locations, some areas that had previously eased restrictions have reverted to certain limitations on daily activities. This section provides a brief overview of how we are responding to known and anticipated impacts of the COVID-19 pandemic on our business, financial condition and results of operations. We also provide additional information about the effects of the COVID-19 pandemic on our business and results of operations in other relevant sections of this Annual Report on Form 10-K.

The safety and well-being of our employees have been and will continue to be a top priority during this global crisis, followed immediately by continuing to deliver high-quality services to our clients. The remote work arrangements that we implemented in 2020 remain in place in most locations. For the limited number of employees who have returned to our offices, we have implemented new safety, cleaning and medical screening procedures in our offices.

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

In addition, we took a series of actions during 2020 to address the challenges being placed on our operations by the pandemic and the potential impact to our business in the near term and to protect the long-term health of our business. For additional information, see Note 29—“Restructuring” to our consolidated financial statements under Part IV, Item 15 —“Exhibits and Financial Statement Schedules.”

We continue to evaluate market conditions and are taking precautionary measures to strengthen our financial position, including reevaluating the pace of our investment plans, hiring practices, investments in capital assets, use of our real estate and facilities, and discretionary spending, including marketing and travel expenses. We maintained a strong liquidity position in 2020, ending the year with $680.4 million of consolidated cash and cash equivalents.

The pandemic had an adverse impact on our 2020 financial results, including total bookings for 2020 that were lower than 2019. Despite the uncertain environment, total net revenue increased 5.4% year-over-year, or 5.6% on a constant currency basis.1 Global Client revenue, which represented 87.6% of total net revenue, increased 6.8% year-over-year, or 7.0% on a constant currency basis.1 This performance was largely driven by transformation services, bolstered by strong growth in our analytics services. While we are

[1]

Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

expecting revenue growth to improve as we progress through 2021, we are still anticipating that many of the impacts we experienced in 2020 related to demand, profitability and cash flows may continue into future periods depending on the severity and duration of the pandemic.

We continue to actively monitor the COVID-19 pandemic and may take further actions that alter our business operations as may be required by any regulatory authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

For additional information about the risks we face in relation to the pandemic, see “Our business and results of operations have been adversely impacted and may in the future be adversely impacted by the COVID-19 pandemic” and the other risks set forth under Part I, Item 1A—“Risk Factors” in this Annual Report on Form 10-K.

Overview

Our 2020 revenues were $3.709 billion, an increase of 5.4% year-over-year, or 5.6% on a constant currency basis.2

Net Revenues

Revenue by top clients. The table below sets forth the percentage of our total net revenues derived from our largest clients, including the General Electric Company, or GE, in the years ended December 31, 2019 and 2020:

	Percentage of Total Net Revenues
	Year ended December 31,
	2019	2020
Top five clients	28.4%	29.0%
Top ten clients	37.2%	38.5%
Top fifteen clients	43.1%	45.1%
Top twenty clients	47.7%	49.9%

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

Many factors affect how we price our contracts. Under some of our MSAs, we are able to share a limited amount of inflation and currency exchange risk for engagements lasting longer than 12 months. Many of our MSAs also provide that, under transaction-based and fixed-price SOWs, we are entitled to retain a portion of certain productivity benefits we achieve. However, some of our MSAs and SOWs require

[2]

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

Under our services agreements with GE, GE has the right to terminate the MSA or any SOW in whole or in part for any reason by providing us with a short period of advance notice, subject to early termination charges where applicable. GE is not obligated to provide us with any exclusivity or opportunity to work on GE projects and GE is not required to purchase a minimum amount of services from us.

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

Classification of certain net revenues.  We classify our net revenues in two categories: net revenues from Global Clients and net revenues from GE. Net revenues from Global Clients consist of revenues from services provided to all clients other than GE and the companies in which GE owns 20% or less of the outstanding equity interest. If GE ceases to own at least 20% of a business we serve and that business enters into a new agreement with us, we reclassify the revenues from such business as Global Client revenues from the date of divestiture. The impact of the reclassification of revenue from divested GE businesses to Global Client revenue in 2019 and 2020 was immaterial.

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

Our industry is labor-intensive. Wage levels in the countries in which our delivery centers are located have historically increased on a year-over-year basis. We attempt to address the impact of wage increases, and pressures to increase wages, in a number of ways, which include seeking to control entry-level wages, managing our attrition rate, delivering productivity and “right-skilling,” which refers to ensuring that positions are not filled by overqualified employees. We try to control increases in entry-level wages by implementing innovative recruitment policies, utilizing continuous training techniques, emphasizing promotion opportunities, and maintaining an attractive work atmosphere and culture.

In planning capacity expansion, we look for locations that help us ensure global delivery capability while helping us control average salary levels. In India and in other countries where we may open multiple offices or delivery centers, we try to expand into cities where competition for personnel and wage levels may be lower than in more developed cities. In addition, under some of our contracts we can share with our clients a portion of any increase in costs due to inflation. Nevertheless, despite these steps, we expect general increases in wage levels in the future, which could adversely affect our margins. A significant increase in attrition rates would also increase our recruitment and training costs and decrease our operating efficiency, productivity and profit margins. Increased attrition rates or increased pricing may also cause some clients to be less willing to use our services. See Item 1A—“Risk Factors—Wage increases in the countries where we operate may prevent us from sustaining our competitive advantage and may reduce our profit margin.”

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

Selling, general and administrative expenses.    Our selling, general and administrative, or SG&A, expenses are primarily comprised of personnel expenses for senior management and other support personnel in enabling functions, such as human resources, finance, legal, marketing, sales and sales support, and other non-billable support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. Additionally, the operational costs component of SG&A expenses includes acquisition related costs, legal and professional fees (which represent the costs of third-party legal, tax, accounting and other advisors), investments in research and development, digital technology, advanced automation and robotics, and an allowance for credit losses.

Amortization of acquired intangible assets.    Amortization of acquired intangible assets consists of amortization expenses relating to intangible assets acquired through acquisitions.

Other operating (income) expense, net.    Other operating (income) expense, net primarily consists of the impact of the change in the fair value of earn-out consideration and deferred consideration relating to business acquisitions, certain operating losses resulting from the write-down of operating lease right-of-use assets, property, plant and equipment and intangible assets and certain operating gains upon the disposition of property, plant and equipment, including a 2019 transfer of land pursuant to a co-development agreement under which we will acquire an interest in commercial property being developed on the land.

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

79% of our fiscal 2020 revenues were earned in U.S. dollars. We also received payments in euros, U.K. pounds sterling, Australian dollars, Japanese yen and Indian rupees. Our costs are primarily incurred in Indian rupees, as well as in U.S. dollars, Chinese renminbi, euros, and the currencies of the other countries in which we have operations. While some of our contracts provide for limited sharing of the risk of inflation and fluctuations in currency exchange rates, we bear a substantial portion of this risk, and therefore our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. See our discussion of wage inflation under “Expenses” above. We enter into forward currency contracts, which are generally designed to qualify for hedge accounting, in order to hedge most of our net cost currency exposure between the U.S. dollar and the Indian rupee and Mexican peso, and between the euro and the Romanian leu, and our revenue currency exposure between the U.S. dollar and the U.K. pound sterling, Australian dollar, Philippine peso, Hungarian forint and euro, and between the Chinese renminbi and the Japanese yen. However, our ability to hedge such risks is limited by local law, the liquidity of the market for such hedges and other practical considerations. Thus, our results of operations may be adversely affected if we are not able to enter into the desired hedging arrangements or if our hedging strategies are not successful. See Note 2—“Summary of significant accounting policies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.

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

Other income (expense), net.    Other income (expense), net primarily includes changes in the fair value of deferred compensation plan assets, gains or losses on divestitures of certain businesses and certain government incentives received by our subsidiaries.

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

Indian taxes.   Indian SEZ legislation provides for a 15-year tax holiday scheme for operations established in designated special economic zones, or SEZs. Under the SEZ legislation, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their profits or gains derived from the export of services for a period of five years from the commencement of operations; (ii) 50% of such profits or gains for the next five years; and (iii) 50% of such profits or gains for an additional period of five years, subject to the creation of a “Special Economic Zone Re-investment Reserve Account,” to be utilized only for acquiring new plant or machinery or for other business purposes, not including the distribution of dividends. This holiday is available only for new business operations that are conducted at qualifying SEZ locations (for units which commenced operations on or before September 30, 2020) and is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond prescribed limits) to new locations. During the last thirteen years, we established new delivery centers that we believe are eligible for the SEZ benefits. However, we cannot forecast what percentage of our operations or income in India will in the future be eligible for SEZ benefits, as this will depend on how much of our business can be conducted at the qualifying locations and how much of that business can be considered to meet the restrictive conditions described above.

Our tax expense is expected to increase as a result of the expiration of our tax holidays, and our after-tax profitability is expected to be reduced, unless we can obtain comparable benefits under new legislation or otherwise reduce our tax liability. The Indian government recently enacted a law that allows companies to elect to pay reduced tax rate on all of their income provided they do not take advantage of any tax holidays or other exemptions. In response to this law, the Company currently expects to cease taking advantage of tax holidays and thereby benefit from the reduced tax rate after March 31, 2021.

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

Transfer pricing.    We have transfer pricing arrangements among our subsidiaries involved in various aspects of our business, including operations, marketing, sales and delivery functions. U.S., U.K. and Indian transfer pricing regulations, as well as the regulations applicable in the other countries in which we operate, require that any international transaction involving affiliated enterprises be made on arm’s-length terms. We consider the transactions among our subsidiaries to be substantially on arm’s-length pricing terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

Other taxes.    We have operating subsidiaries or branches in other countries, including Australia, Brazil, Canada, China, Costa Rica, the Czech Republic, Egypt, Germany, Guatemala, Hungary, Ireland, Israel, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Philippines, Poland, Romania, Singapore, Slovakia, South Africa, Turkey, United Kingdom and United States, as well as sales and marketing subsidiaries in certain jurisdictions, including the United States and the United Kingdom, which are subject to tax in such jurisdictions.

In 2009, one of our subsidiaries in China obtained a ruling from the Government of China certifying it to be a Technologically Advanced Service Enterprise. As a result, that subsidiary was subject to a lower corporate income tax rate of 15%, initially for a three-year period that began in 2009, which has been extended through December 31, 2020. Our delivery centers also enjoy corporate tax holidays or concessional tax rates in certain other jurisdictions, including the Philippines, Malaysia and Israel. These tax concessions will expire over the next few years, possibly increasing our overall tax rate.

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

On December 31, 2020, we acquired 100% of the outstanding equity interests in Enquero, Inc., a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148.9 million. This amount represents cash consideration of $137.3 million, net of cash acquired of $11.6 million. This acquisition increases the scale and depth of our data and analytics capabilities, enhancing our ability to accelerate the digital transformation journeys of our clients through cloud technologies and advanced data analytics. Goodwill arising from the acquisition amounting to $86.7 million has been allocated among our three reporting units as follows: Banking, Capital Markets and Insurance (“BCMI”) in the amount of $2.6 million, Consumer Goods, Retail, Life Sciences and Healthcare (“CGRLH”) in the amount of $22.2 million and High Tech, Manufacturing and Services (“HMS”) in the amount of $61.9 million, using a relative fair value allocation method. The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On October 5, 2020, we acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57.5 million. This amount represents cash consideration of $56.1 million, net of cash acquired of $1.4 million. This acquisition supports our strategy to integrate experience and process innovation to help clients on their digital transformation journeys and expands on our existing experience capabilities to support end-to-end digital commerce solutions, both business-to-business and business-to-consumer. Additionally, this acquisition expands our capabilities into Magento Commerce, which powers Adobe Commerce Cloud, and Shopify Plus, a cloud-based-ecommerce platform for high-volume merchants. Goodwill arising from the acquisition amounting to $36.9 million has been allocated among two of our reporting units as follows: CGRLH in the amount of $30.4 million and HMS in the amount of $6.5 million, using a relative fair value allocation method. Of the total goodwill arising from this acquisition, $35.1 million is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

On November 12, 2019, we acquired the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270.7 million. This amount includes cash consideration of $268.2 million, net of cash acquired of $2.5 million. This acquisition expands our capabilities in improving customer experience and strengthens our reputation as a thought leader in this space. The securities purchase agreement provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options and receive consideration in cash at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21.5 million over the three-year rollover period which is included in the purchase consideration. The amount of deferred consideration ultimately paid to the rollover sellers will be based on the future revenue multiple of the acquired business. Goodwill arising from the acquisition amounting to $177.2 million has been allocated among our three reporting units as follows: BCMI in the amount of $17.0 million, CGRLH in the amount of $43.o million and HMS in the amount of $117.2 million. Of the total goodwill arising from this acquisition, $91.9 million is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

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

New Bookings

New bookings is an operating or other statistical measure. We define new bookings as the total contract value of new client contracts and certain changes to existing client contracts to the extent that such contracts represent incremental future revenue. In determining total contract value for this purpose, we assume the minimum volume to which the client has committed or make a conservative projection where the client has not made a minimum volume commitment. New bookings attributable to large deals may exclude a portion of the total contract value above certain thresholds if the services are subject to certain contingencies, such as the establishment of new delivery centers or regulatory or other approvals. Regular renewals of contracts with no change in scope, which we consider business as usual, are not included as new bookings. We provide information regarding our new bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business and may be a useful metric as an indicator of future revenue growth potential. New bookings is also used by management to measure our sales force productivity.

The COVID-19 pandemic had an adverse impact on our 2020 total new bookings, leading to total new bookings for 2020 that were lower than 2019. New bookings in 2020 were $3.1 billion, compared to $3.9 billion in 2019. There was strong momentum in Global Client new bookings in the fourth quarter of 2020 as client decision cycles appeared to return to more normalized pre-COVID-19 levels. Transformation services were embedded in 70% of our Global Client bookings in 2020, and deals with embedded transformation services made up the fastest growing segment of our pipeline. GE bookings declined in 2020 due to the year-over-year impact of the large deals we signed with GE in 2018 and 2019.

New bookings can vary significantly year to year depending in part on the timing of signing of large contracts. The types of services clients are demanding, the duration of the contract and the pace and level of client spending may impact the conversion of new bookings to revenues. For example, Intelligent Operations bookings, which are typically multi-year contracts, generally convert to revenue over a longer period of time compared to transformation services, which may include shorter cycle, project-based work.

Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. The calculation of new bookings involves estimates and judgments. There are no third-party standards or requirements governing the calculation of new bookings. We do not update our new bookings for material subsequent terminations or reductions related to new bookings originally recorded in prior fiscal years. New bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations. Our revenues recognized each year will vary from the new bookings value since new bookings is a snapshot measurement of a portion of the total client contract value at a given time.

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

Revenue recognition.  We typically face a long selling cycle in securing a new customer. It is not unusual for us to spend twelve to eighteen months or more from the time we begin actively soliciting a new customer until we begin to recognize revenues.

All costs we incur prior to signing a contract with a customer are expensed as incurred, except for any incremental and direct costs incurred for acquiring the contracts, such as certain sales commissions to employees or third parties, which are classified as contract cost assets and are amortized over the expected period of benefit. Contract acquisition fees or other upfront fees paid to a customer are classified as contract assets which are amortized over the expected period of benefit and recorded as an adjustment to the transaction price.

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

Our customer contracts sometimes also include incentive payments received for discrete benefits delivered or promised to be delivered to customers or service level agreements that could result in credits or refunds to the customers. Revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

We include offerings such as sale of licenses in certain contracts, which may be perpetual or subscription-based. We recognize upfront revenue from distinct perpetual licenses at the point in time when the software is made available to the customer. Revenue from distinct, non-cancellable, subscription-based licenses is recognized at the point in time when the license is transferred to the customer. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.

We price our services under a variety of arrangements, including time and materials, transaction-based and, to a lesser extent, fixed-price contracts. When services are priced on a time-and-materials basis, we charge the customers based on full-time equivalent, or FTE, rates for the personnel who will directly perform the services. The FTE rates are determined on a periodic basis, vary by category of service delivery personnel and are set at levels to reflect all of our costs, including the cost of supervisory personnel, the allocable portion of other costs, and a margin. In some cases, time-and-materials contracts are based on hourly rates of the personnel providing the services. We recognize revenues when the promised services are delivered to customers for an amount that reflects the consideration to which we expect to be entitled in exchange for those services. We accrue for revenue and unbilled receivables for services rendered between the last billing date and the balance sheet date.

In transaction-based pricing, customers are charged a fixed fee per transaction, with the fee per transaction sometimes linked to the total number of transactions processed. Some of our contracts give the customer the option to prospectively change from a time-and-materials model to a transaction-based pricing model. Revenues from services rendered under time-and-material and transaction-based contracts are recognized as the services are provided.

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

Timing of revenue recognition may differ from the timing of invoicing. If we receive payment in respect of services prior to the delivery of services, we recognize the payment as an advance from the customer, and it is classified as contract liability. When the related services are performed, the advance becomes revenue to the extent the services are rendered.

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

Goodwill and other intangible assets.    Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on a number of factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of our assessments of qualitative factors, we determined that the fair values of all of our reporting units are likely to be higher than their respective carrying amounts as of December 31, 2020 and December 31, 2019.

Prior to the fourth quarter of 2019, we had one reportable segment. To align with how our Chief Operating Decision Maker (CODM) manages our business, including resource allocation and performance assessment, we realigned our business segments into the following three reportable segments effective October 1, 2019: BCMI, CGRLH and HMS. See Note 10—“Goodwill and intangible assets” and Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.” Goodwill has been allocated based on the relative fair value of each newly identified reporting unit. We tested goodwill for impairment both prior to the change in reporting units and immediately thereafter for events and conditions identified in accordance with the guidance in ASC 350, “Intangibles—Goodwill and Other.” The fair value of our reporting units was calculated using a discounted cash flow model using estimated future cash flows. The results of our evaluation demonstrated that the fair value of each reporting unit exceeded its book value as of the date of the change in reporting units.

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

The ROU asset of finance leases is subsequently measured at cost, less accumulated amortization. The ROU asset of operating leases is subsequently measured from the carrying amount of the lease liability at the end of each reporting period, and is therefore equal to the carrying amount of lease liabilities adjusted for (1) unamortized initial direct costs, (2) prepaid/(accrued) lease payments and (3) the unamortized balance of lease incentives received.

The carrying value of ROU assets is reviewed for impairment, similar to long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

We have elected not to separate lease and non-lease components for all of our leases, and leases with a lease term of 12 months or less from the commencement date that do not contain a purchase option are recognized as an expense on a straight-line basis over the lease term.

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

Due to rounding, the numbers presented in the tables included in this Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations

For a discussion of our results of operations for the year ended December 31, 2018, including a year-to-year comparison between 2019 and 2018, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table sets forth certain data from our income statement for the years ended December 31, 2019 and 2020:

	Year ended December 31,		Percentage change Increase/ (Decrease)
	2019	2020	2020 vs. 2019
Net revenues—Global Clients	$3,042.5	$3,250.5	6.8%
Net revenues—GE	478.1	458.9	(4.0)%
Total net revenues	3,520.5	3,709.4	5.4%
Cost of revenue	2,294.7	2,418.1	5.4%
Gross profit	1,225.9	1,291.2	5.3%
Gross profit margin	34.8%	34.8%
Operating expenses
Selling, general and administrative expenses	794.9	789.8	(0.6)%
Amortization of acquired intangible assets	32.6	43.3	32.9%
Other operating (income) expense, net	(31.0)	19.3	(162.3)%
Income from operations	429.4	438.7	2.2%
Income from operations as a percentage of net revenues	12.2%	11.8%
Foreign exchange gains (losses), net	7.7	7.5	(3.2)%
Interest income (expense), net	(43.5)	(49.0)	12.7%
Other income (expense), net	5.8	3.2	(44.0)%
Income before equity-method investment activity, net and income tax expense	399.4	400.5	0.3%
Equity-method investment activity, net	(0.0)	-	(100.0)%
Income before income tax expense	399.4	400.5	0.3%
Income tax expense	94.5	92.2	(2.5)%
Net income	304.9	308.3	1.1%
Net income as a percentage of net revenues	8.7%	8.3%

Fiscal Year Ended December 31, 2020 Compared to the Fiscal Year Ended December 31, 2019

Net revenues.    Our net revenues were $3,709.4 million in 2020, up $188.8 million, or 5.4%, from $3,520.5 million in 2019. The growth in our net revenues was primarily driven by increases in both transformation services and intelligent operations delivered to Global Clients, primarily in our CGRLH segment, high tech clients within our HMS segment and insurance clients within our BCMI segment. The impact of the COVID-19 pandemic on our net revenues in 2020 was felt in all our businesses but was most pronounced in our BCMI segment due to customer delays in approving work-from-home delivery of our services. Our overall business levels were impacted by the uncertain economic environment, which caused delays or cancellations of new projects and new orders, negatively impacting our growth.

Adjusted for foreign exchange, primarily the impact of changes in the values of the euro, Australian dollar and Indian rupee against the U.S. dollar, our net revenues grew 5.6% compared to 2019 on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations compared to prior fiscal periods, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount increased to approximately 96,700 in 2020 from approximately 91,300 in 2019.

			Percentage Change
	Year ended December 31,		Increase/ (Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net revenues – Global Clients	3,042.5	3,250.5	6.8%
Net revenues – GE	$478.1	$458.9	(4.0)%
Total net revenues	$3,520.5	$3,709.4	5.4%

Net revenues from Global Clients in 2020 were $3,250.5 million, up $208.1 million, or 6.8%, from $3,042.5 million in 2019. This increase was primarily driven by growth in services delivered to our clients in the CGRLH segment, high tech clients within our HMS segment and insurance clients within our BCMI segment. As a percentage of total net revenues, net revenues from Global Clients increased from 86.4% in 2019 to 87.6% in 2020.

Net revenues from GE were $458.9 million in 2020, down $19.2 million, or 4.0%, from 2019, mainly due to committed productivity and the macroeconomic impact of the COVID-19 pandemic on GE’s business.

Revenues by segment were as follows:

	Year ended December 31,		Percentage Change Increase/ (decrease)
	2019	2020	2020 vs 2019
	(dollars in millions)
BCMI	1,078.8	1,079.2	0.0%
CGRLH	1,107.5	1,264.7	14.2
HMS	1,348.6	1,388.8	3.0
Others	(14.5)	(23.3)	-
Total net revenues	3,520.5	3,709.4	5.4%

Net revenues from our BCMI segment were flat from 2019 to 2020, primarily due to an increase in revenue associated with the continued ramp-up of large new deals, largely offset by a decrease in revenue due to delayed approvals from clients to shift to a virtual operating environment. Net revenues from our CGRLH segment increased by 14.2% in 2020 compared to 2019, primarily driven by an increase in transformation services revenues, including revenue from Rightpoint, which we acquired in the fourth quarter of 2019, as well as the impact of new deals that ramped up during the year. Net revenues from our HMS segment increased by 3.0% in 2020 compared to 2019, primarily driven by an increase in transformation services, including revenue from Rightpoint, partially offset by lower revenues from clients most significantly impacted by COVID-19 pandemic, including clients in the travel and hospitality sectors. Net revenues from “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. For additional information, see Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Cost of revenue.  Cost of revenue was $2,418.1 million in 2020, up $123.4 million, or 5.4%, from $2,294.7 million in 2019. The increase in our cost of revenue was primarily due to (i) an increase in our operational headcount to support revenue growth, including in the number of onshore personnel, related to large new deals and transformation services delivery as well as from the acquisition of Rightpoint, (ii) wage inflation, (iii) a non-recurring employee severance charge related to our COVID-19 related restructuring plan (net of savings), and (iv) an increase in depreciation expense due to the expansion of certain existing facilities and the purchase/deployment of new assets, including technology-related intangible assets, and finance leases entered into in 2020 or in late 2019. This increase was partially offset by (i) improved utilization of transformation services resources and (ii) lower discretionary spending related to actions we took in response to the impact of the COVID-19 pandemic on our business in 2020 compared to 2019. For additional information, see Note 29—“Restructuring” to our consolidated financial statements under Part IV, Item 15 —“Exhibits and Financial Statement Schedules.”

Gross margin. Our gross margin was 34.8% in 2020, in line with 2019. The offsetting impact to gross margin includes a reduction driven by (i) the impact of the COVID-19 pandemic resulting in lower utilization of intelligent operations resources due to certain clients initially not approving work-from-home service delivery, primarily in our BCMI segment, (ii) a non-recurring charge related to retirement fund assets in India, and (iii) a non-recurring restructuring charge related to employee severance, which was offset by improved operating leverage in 2020 and a non-recurring charge recorded in 2019 related to a wealth management platform.

Selling, general and administrative (SG&A) expenses.   SG&A expenses as a percentage of total net revenues decreased from 22.6% in 2019 to 21.3% in 2020. This decrease was primarily due to cost containment initiatives taken during 2020, including lower travel costs as a result of the COVID-19 pandemic, and efficient functional spending in 2020 compared to 2019, partially offset by wage inflation in 202o compared to 2019.

Amortization of acquired intangibles.    Non-cash expenditures on account of amortization of acquired intangibles were $43.3 million in 2020, up $10.7 million, or 32.9%, from $32.6 million in 2019. This increase is primarily due to higher amortization related to intangibles acquired in relation to the Rightpoint acquisition in the fourth quarter of 2019, partially offset by the completion of the useful lives of intangibles acquired in prior periods.

Other operating (income) expense, net.    Other operating expense (net of income) was $19.3 million in 2020, compared to operating income (net of expense) of $31.0 million in 2019. The operating expense (net of income) in 2020 was primarily related to a non-recurring impairment charge of $32.2 million related to the abandonment of certain leased office premises and tangible and intangible assets, primarily technology- and customer-related, partially offset by a $7.8 million decrease in the fair value of earn-out liabilities in 2020 compared to 2019. In 2019, we recorded a gain of $31.4 million upon the transfer of land to a real estate developer in exchange for an interest in commercial property being developed on the land, and no such gain was recorded in 2020.

Income from operations.    Income from operations was $438.7 million in 2020, up 2.2%, or $9.3 million, from $429.4 million in 2019. As a result of the foregoing factors, income from operations as a percentage of total net revenues decreased from 12.2% in 2019 to 11.8% in 2020.

Foreign exchange gains (losses), net.    We recorded a net foreign exchange gain of $7.5 million in 2020, compared to a $7.7 million gain in 2019. The gains in 2020 and 2019 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar.

Interest income (expense), net.   Our net interest expense was $49.0 million in 2020, up $5.5 million from $43.5 million in 2019, primarily due to a $5.5 million increase in interest expense. The increase in interest expense was due to interest expense on our $400 million aggregate principal amount of 3.375% senior notes issued in November 2019 (the “2019 Senior Notes”). This increase was partially offset by a lower average London Interbank Offered Rate (“LIBOR”)-based rate on our revolving credit facility and term loan due to a decrease in the average LIBOR rate in 2020 compared to 2019, reduced by lower gains on interest rate swaps in 2020 compared to 2019, which we discuss in the section titled “Liquidity and

Capital Resources— Financial Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.3% in 2019 to 3.0% in 2020.

Other income (expense), net. Our other income (net of expense) was $3.2 million in 2020 compared to other income (net of expense) of $5.8 in 2019. The 2020 gain primarily relates to a change in the fair value of the assets in our deferred compensation plan, while no such gain was recorded in 2019. In 2019, we recognized $4.0 million of export subsidy income in India, while no such subsidy income was recognized in 2020. The export subsidy was introduced under the Foreign Trade Policy of India to encourage the export of specified services from India and was available for eligible export services through March 31, 2019.

Income tax expense.   Our income tax expense decreased from $94.5 million in 2019 to $92.2 million in 2020. Our effective tax rate, or ETR, was 23.0% in 2020, down from 23.7% in 2019. The decrease in our ETR is primarily due to certain discrete tax benefits recorded in 2020 and changes in the jurisdictional mix of our income.

Net income attributable to Genpact Limited common shareholders.    As a result of the foregoing factors, net income attributable to our common shareholders as a percentage of net revenues decreased from 8.7% in 2019 to 8.3% in 2020. Net income attributable to our common shareholders increased by $3.4 million from $304.9 million in 2019 to $308.3 million in 2020.

Adjusted income from operations. Adjusted income from operations, or AOI, increased by $30.0 million from $558.8 million in 2019 to $588.8 million in 2020. AOI margin was flat at 15.9% in 2020 compared to 2019. The increase in AOI was due to an increase in revenues in 2020 compared to 2019, coupled with improved operating leverage and cost containment initiatives undertaken in 2020. These initiatives included lower discretionary spending and targeted reductions in our workforce, including in our transformation services, to improve utilization levels and align overall SG&A spending with revised revenue expectations in the context of the COVID-19 pandemic.

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

We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring expenses, (vi) interest (income) expense and (vii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations.

The following table shows the reconciliation of AOI to the most directly comparable GAAP measure for the years ended December 31, 2019 and 2020:

	Year ended December 31,
	2019	2020
	(dollars in millions)
Net income attributable to Genpact Limited shareholders	$304.9	$308.3
Foreign exchange (gains) losses, net	(7.7)	(7.5)
Interest (income) expense, net	43.4	49.0
Income tax expense	94.5	92.2
Stock-based compensation	83.9	74.0
Amortization of acquired intangible assets	31.5	43.6
Acquisition-related expenses	8.3	2.7
Restructuring expenses	-	26.5
Adjusted income from operations	$558.8	$588.8

The following table sets forth our AOI by reportable business segment for the years ended December 31, 2019 and 2020:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2019	2020	2020 vs 2019
	(dollars in millions)
BCMI	116.0	132.9	14.6%
CGRLH	161.5	197.2	22.1
HMS	238.1	244.2	2.5
Others	43.2	14.5	(66.4)%

AOI of our BCMI segment increased to $132.9 million in 2020 from $116.0 million in 2019, primarily driven by more efficient utilization of transformation resources, partially offset by lower revenues in 2020 compared to 2019 due to delayed work-from-home approvals from certain clients and charges related to a write-down of certain technology assets that we no longer plan to utilize or develop due to changing economic and operational conditions. AOI of our CGRLH segment increased to $197.2 million in 2020 from $161.5 million in 2019, primarily due to revenue growth in the segment, including the impact of the Rightpoint acquisition, more efficient utilization of transformation resources and operating leverage. AOI of our HMS segment increased to $244.2 million in 2020 from $238.1 million in 2019, primarily due to revenue growth in the segment, including the impact of the Rightpoint acquisition. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations and over-absorption of overhead in 2020 and a gain of $31.4 million upon the transfer of land in 2019 to a real estate developer in exchange for an interest in commercial property being developed on the land, the impact of foreign exchange fluctuations, government incentives and over-absorption of overhead in 2019, none of which are allocated to any individual segment for management’s internal reporting purposes. See Note 24—“Segment reporting” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Seasonality

Our financial results may vary from period to period. As a result of several factors, our revenues are typically higher in the third and fourth quarters relative to the first two quarters of any given year. We generally find that demand for short-term IT projects, transformation services and analytics services increases in the fourth quarter as our clients utilize the balance of their budgets for the year. In addition, contracts for long-term IT Services and BPO engagements are often signed in the first and second quarters as clients begin new budget cycles. Volumes under such contracts then increase in the latter part of the year as engagements ramp up. Additionally, demand for certain services, such as collections and transaction processing, is often greater in the second half of the year as our clients’ volumes in such areas increase. In 2020, normal seasonal trends were disrupted beginning in the second quarter due to the COVID-19 pandemic. See the section titled “COVID-19 Update” for more information.

The tables in Note 30—“Quarterly financial data (unaudited)” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” present unaudited quarterly financial information for each of our last eight fiscal quarters on a historical basis. We believe the quarterly information set forth therein contains all adjustments necessary to fairly present such information. The comparison of our results for the first quarter of 2020 with the fourth quarter of 2019 reflects the seasonal trends described above. The results for any interim period are not necessarily indicative of the results that may be expected for the full year.

Statement of financial position

Key changes in our financial position during 2020

Set out below are the significant changes in our financial position from December 31, 2020 compared to December 31, 2019:

•	Prepaid expenses and other current assets, contract cost assets and other assets increased by $144.2 million

The increase in prepaid expenses and other current assets, contract cost assets and other assets was primarily due to increase in tax payments, VAT recoverable, deferred billings, right-of-use assets under finance leases, changes in the fair value of deferred compensation plan assets, and capitalization of fulfillment costs under contract cost assets in 2020 compared to 2019. This increase was partially offset by lower contract assets and the receipt of an export subsidy in 2020 compared to 2019.

•	Net accounts receivable decreased by $33.2 million

The decrease in our accounts receivable was primarily driven by a decrease in days sales outstanding (DSO) in 2020 compared to 2019.

•	Goodwill and intangible assets increased by $127.1 million

Goodwill increased by $121.2 million, primarily due to goodwill arising out of the acquisitions of SomethingDigital.Com LLC and Enquero, Inc. in 2020. Our intangible assets increased by $5.9 million due to these acquisitions, partially offset by amortization and impairment expenses. See Note 10—“Goodwill and intangible assets” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

•	Operating lease right-of-use assets decreased by $26.1 million

This decrease in operating lease right-of-use assets was primarily due to an amortization expense and impairment charge in 2020, partially offset by additional leases entered into or acquired in 2020. See Note 12—“Leases” and Note 29—“Restructuring” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

•	Operating lease liability decreased by $13.9 million

This decrease in operating lease liability was primarily due to payments made toward such liabilities in 2020, partially offset by additional leases entered into or acquired in 2020.

•	Accounts payable, accrued expenses other current liabilities and other liabilities increased by $144.3 million

This increase is primarily due to an increase in statutory liabilities, finance lease liability, employee related accruals, contract liabilities, and higher mark-to-market losses on derivative financial instruments in 2020, partially offset by a decrease in accounts payable, accrued expenses and earn-out consideration. See Note 6—“Fair Value Measurements” and Note 25—“Net revenues—Contract balances” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

•	Short-term borrowings increased by $180.0 million

The increase in short-term borrowings was due to the drawdown of funds for acquisitions consummated in 2020. See Note 15—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” for additional information.

•	Long-term debt decreased by $32.4 million

The decrease in long-term debt was due to principal repayments in 2020. For additional information, see Note 14—“Long-term debt” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

•	Net deferred tax assets increased by $19.4 million

Our net deferred tax assets increased by $19.4 million. See Note 23—“Income taxes” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2019 and 2020 is presented below:

	As of December 31,	As of December 31,	Percentage Change Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Cash and cash equivalents	$467.1	$680.4	45.7%
Short-term borrowings	70.0	250.0	257.1
Long-term debt due within one year	33.5	33.5	-
Long-term debt other than the current portion	1,339.8	1,307.4	(2.4)
Genpact Limited total shareholders’ equity	$1,689.2	$1,834.2	8.6%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

As of December 31, 2020, $666.1 million of our $680.4 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $12.2 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $16.4 million of retained earnings. $653.8 million of the cash and cash equivalents is either held as retained earnings by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation or is being indefinitely reinvested.

In February 2019, our board of directors approved a 13% increase in our quarterly cash dividend from a $0.075 per share quarterly dividend in 2018 to $0.085 per common share, representing an annual dividend of $0.34 per common share, up from $0.30 per share in 2018. On each of March 20, 2019, June 21, 2019, September 20, 2019 and December 18, 2019, we paid dividends of $0.085 per share, amounting to $16.1 million, $16.2 million, $16.2 million and $16.2 million in the aggregate, to shareholders of record as of March 8, 2019, June 12, 2019, September 11, 2019 and December 9, 2019, respectively.

In February 2020, our board of directors approved a 15% increase in our quarterly cash dividend from a $0.085 per share quarterly dividend in 2019 to $0.0975 per common share, representing an annual dividend of $0.39 per common share, up from $0.34 per share in 2019. On each of March 18, 2020, June 26, 2020, September 23, 2020 and December 23, 2020, we paid dividends of $0.0975 per share, amounting to $18.5 million, $18.6 million, $18.6 million and $18.4 million in the aggregate, to shareholders of record as of March 9, 2020, June 11, 2020, September 11, 2020 and December 9, 2020, respectively.

In February 2021, our board of directors approved a 10% increase in our quarterly cash dividend from a $0.0975 per share quarterly dividend in 2020 to $0.1075 per common share, representing a planned annual dividend of $0.43 per common share for 2021, up from $0.39 per share in 2020. Any future dividends will be at the discretion of our board of directors and subject to Bermuda and other applicable laws.

The total authorization under our existing share repurchase program as of December 31, 2020 was $1,250.0 million, of which $137.0 million remained available as of that date. Since our share repurchase program was initially authorized in February 2015, we have repurchased 40,809,515 of our common shares at an average price of $27.27 per share, for an aggregate purchase price of $1,113.0 million. This amount includes shares repurchased under our 2017 accelerated share repurchase program. In February 2021, our board of directors authorized a $500 million increase to our existing $1,250.0 million share repurchase program, bringing the total authorization under our existing share repurchase program to $1,750.0 million.

During the years ended December 31, 2019 and 2020, we repurchased 766,154 and 3,412,293 of our common shares, respectively, on the open market at a weighted average price of $39.16 and $40.16 per share, respectively, for an aggregate purchase price of $30.0 million and $137.0 million, respectively. All repurchased shares have been retired.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,		Percentage Change Increase/(Decrease)
	2019	2020	2020 vs. 2019
	(dollars in millions)
Net cash provided by (used for)
Operating activities	$427.9	$584.3	36.6%
Investing activities	(357.1)	(266.4)	(25.4)
Financing activities	39.6	(92.0)	(332.1)
Net increase (decrease) in cash and cash equivalents	$110.4	$225.9	104.6%

Cash flows from operating activities.    Net cash provided by operating activities was $584.3 million in 2020, compared to $427.9 million in 2019. This increase is primarily due to (i) a $3.4 million increase in net income in 2020 compared to 2019, (ii) an $89.4 million increase in non-cash expenses, primarily due to the write-down of operating lease right-of-use assets and other assets as part of our restructuring plan related to the COVID-19 pandemic, higher write-downs of intangible assets and property, plant and equipment, higher depreciation and amortization, a lower gain on exchange of non-monetary assets and increased unrealized losses on the revaluation of foreign currency assets/liabilities, partially offset by lower stock-based compensation expenses in 2020 compared to 2019, and (iii) a $63.6 million decrease in operating assets and liabilities driven by a decrease in days sales outstanding (DSO), an increase in customer advances, higher employee-related accruals, and lower payments toward statutory liabilities (payroll taxes) in 2020 compared to 2019 due to the Coronavirus Aid, Relief and Economic Security Act, partially offset by higher annual performance bonus payments, lower realization of subsidies and a tax deposit made in 2020 in connection with a 2013 Indian tax matter which is discussed in Note 28—“ Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” and under Item 1A—“Risk Factors—Tax matters may have an adverse effect on our business, results of operations, effective tax rate and financial condition.”

Cash flows from investing activities.   Our net cash used for investing activities was $266.4 million in 2020, down $90.7 million from $357.1 million in 2019. We made payments of $186.6 million in the aggregate related to acquisitions in 2020 compared to payments of $252.3 million in 2019. Payments for acquired/internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds) were $27.2 million lower in 2020 than in 2019.

Cash flows from financing activities.  Our net cash used for financing activities was $92.0 million in 2020, compared to net cash provided by financing activities of $39.6 million in 2019. In 2019, we issued $400.0 million aggregate principal amount of 3.375% senior notes in an underwritten public offering. We received proceeds from short-term borrowings (net of repayments) of $180.0 million in 2020 compared to the repayment of short-term borrowings (net of proceeds) of $225.0 million in 2019. For additional information, see Notes 14—“Long-term debt” and 15—“Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.” Additionally, payments in connection with the net settlement of common shares under stock-based compensation plans were $34.1 million in 2020 compared to $3.9 million in 2019. Payments for share repurchases (including expenses related to repurchases) were $137.1 million in 2020, compared to $30.0 million in 2019. Payments for dividends were $74.2 million in 2020, compared to $64.7 million in 2019.

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

Borrowings under the amended facility bear interest at a rate equal to, at our election, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 facility, in each case subject to adjustment based on our credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on our election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the credit agreement or if we are not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement, including maintenance of a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2020, we were in compliance with the terms of the amended credit agreement, including the financial covenants therein. Our retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above.

As of December 31, 2019 and December 31, 2020, our outstanding term loan, net of debt amortization expense of $1.6 million and $1.2 million, respectively, was $627.4 million and $593.9 million, respectively.

We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2019 and December 31, 2020, the limit available under such facilities was $14.3 million, of which $7.5 million and $7.8 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2019 and December 31, 2020, a total of $72.1 million and $252.3 million, respectively, of our revolving credit facility was utilized, of which $70.0 million and $250.0 million, respectively, constituted funded drawdown, and $2.1 and $2.3 million, respectively, constituted non-funded drawdown.

We have entered into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2020, we were party to interest rate swaps covering a total notional amount of $488.0 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.

In November 2019, we issued $400.0 million aggregate principal amount of 3.375% senior notes (the “2019 Senior Notes”) in an underwritten public offering, resulting in cash proceeds of $398.3 million after an underwriting fee of $1.6 million, reflecting a $0.1 million discount. In March 2017, we issued $350.0 million aggregate principal amount of 3.70% senior notes (the “2017 Senior Notes” and together with the 2019 Senior Notes, the “Senior Notes”) in a private offering, resulting in cash proceeds of $348.5 million after an underwriting fee of $1.5 million. In connection with the Senior Note offerings, there were other debt issuance costs of $1.24 million related to the 2019 Senior Notes and $1.16 million related to the 2017 Senior Notes. Total debt issuance costs of $2.6 million and $2.9 million incurred in connection with the 2017 Senior Notes and 2019 Senior Notes, respectively, are being amortized over the lives of the Senior Notes as additional interest expense. As of December 31, 2019 and 2020, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $1.2 million and $0.7 million, respectively, was $348.8 million and $349.3 million, respectively, which is payable on April 1, 2022. As of December 31, 2019 and 2020, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2.9 million and $2.3 million, was $397.1 million and $397.7 million, respectively, which is payable on December 1, 2024. We will pay interest on the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year and on the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity dates of April 1, 2022 and December 1, 2024, respectively.

In connection with the 2017 Senior Notes, we entered into a registration rights agreement with the initial purchasers of the outstanding unregistered notes pursuant to which we agreed to complete an exchange offer within 455 days after the date of the private offering upon terms identical in all material respects to the terms of the outstanding unregistered notes, except that the transfer restrictions, registration rights and additional interest provisions applicable to the outstanding unregistered notes would not apply to the exchange notes. On July 24, 2018, the unregistered notes exchange offer was completed and all outstanding unregistered notes were exchanged for freely tradable notes registered under the Securities Act of 1933, as amended. At our option, we may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the Senior Notes redeemed, together with accrued and unpaid interest on the redeemed amount, or (ii) if the redemption occurs prior to, in the case of the 2017 Senior Notes, March 1, 2022, and in the case of the 2019 Senior Notes, November 1, 2024, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on our ability and certain of our subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets, and during the year ended December 31, 2020, we and our applicable subsidiaries were in compliance with the covenants. For additional information, see Notes 14 and 15—“Long-term debt” and “Short-term borrowings” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules.”

Goodwill Impairment Testing

Goodwill of a reporting unit is tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASU 2011-08, we have an option to perform an assessment of qualitative factors, including but not limited to macro-economic conditions, industry and market considerations, overall financial performance, business plans and expected future cash flows, to determine whether events or circumstances exist which lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Based on our assessment of such qualitative factors, in accordance with ASU 2011-08, we concluded that as of December 31, 2020 and December 31, 2019, the fair values of all of our reporting units are likely to be higher than their respective carrying values.

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

Contractual Obligations

The following table sets forth our total future contractual obligations as of December 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in millions)
Long-term indebtedness	$1,436.6	68.9	956.5	411.2	—
— Principal payments	1,340.9	33.5	909.7	397.7	—
— Interest payments*	95.7	35.4	46.8	13.5	—
Short-term borrowings	251.2	251.2	—	—	—
— Principal payments	250.0	250.0	—	—	—
— Interest payments**	1.2	1.2	—	—	—
Finance leases	51.8	19.6	27.3	4.9	—
— Principal payments	49.1	18.1	26.3	4.7	—
— Interest payments	2.7	1.5	1.0	0.2	—
Operating leases	437.6	78.2	142.1	99.7	117.6
— Principal payments	345.9	56.5	114.4	80.3	94.7
— Interest payments	91.7	21.7	27.7	19.4	22.9
Purchase obligations	28.7	25.5	3.2	—	—
Capital commitments net of advances	5.1	5.1	—	—	—
Earn-out consideration	9.5	3.4	6.1	—	—
— Reporting date fair value	8.3	2.7	5.6	—	—
— Interest	1.2	0.7	0.5	—	—
Other liabilities	112.9	53.1	59.7	0.1	—
Total contractual obligations	$2,333.4	505.0	1,194.9	515.9	117.6

*

Our interest payments on long-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of December 31, 2020, which excludes the impact of interest rate swaps. Interest payments on long-term debt also include interest on our 2017 and 2019 Senior Notes at a rate of 3.70% per annum and 3.375% per annum, respectively, which is not based on LIBOR.

**

Our interest payments on short-term debt are calculated based on our current debt rating at a rate equal to LIBOR plus a margin of 1.375% per annum as of December 31, 2020 and our expectation for the repayment of such debt.

Supplemental Guarantor Financial Information

As discussed in Note 14, “Long-term debt,” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules”, Genpact Luxembourg S.à r.l. (the “Issuer”), a wholly owned subsidiary of Genpact Limited (the “Guarantor”), issued the Senior Notes.  As of December 31, 2020, the outstanding balance for the 2017 Senior Notes and the 2019 Senior Notes was $349.3 million and $397.7 million, respectively. Each issuance of Senior Notes was fully and unconditionally guaranteed by the Guarantor. The other subsidiaries of the Guarantor do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

The Guarantor has fully and unconditionally guaranteed (i) that the payment of the principal, premium, if any, and interest on the Senior Notes shall be promptly paid in full when due, whether at stated maturity of the Senior Notes, by acceleration, redemption or otherwise, and that the payment of interest on the overdue principal and interest on the Senior Notes, if any, if lawful, and all of our other obligations to the holders of the Senior Notes or the trustee under the Senior Notes shall be promptly paid in full or performed, and (ii) in case of any extension of time of payment or renewal of any Senior Notes or any of such other obligations, that the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. With respect to the Senior Notes, failing payment by the Issuer when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Guarantor shall be obligated to pay the same immediately. The Guarantor has agreed that this is a guarantee of payment of the Senior Notes and not a guarantee of collection.

The following tables present summarized financial information for the Issuer and the Guarantor on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor.

Summarized Statements of Income	Year ended December 31, 2019	Year ended December 31, 2020
	(dollars in millions)
Net revenues	$59.7	$69.5
Gross profit	59.7	69.5
Net income	44.0	672.2

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2019	Year ended December 31, 2020
	(dollars in millions)
Royalty income	$59.7	$69.5
Interest income (expense), net	54.7	49.2
Other cost, net	22.0	31.5
Gain on sale of intellectual property	-	650.0

Summarized Balance Sheets	As of December 31, 2019	As of December 31, 2020
	(dollars in millions)
Assets
Current assets	$1,062.9	$1,039.2
Non-current assets	785.2	580.0

Liabilities and equity
Current liabilities	$2,152.5	$2,345.8
Non-current liabilities	1,333.6	1,329.6

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2019	As of December 31, 2020
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$84.8	$86.9
Loans receivable	788.4	674.3
Others	175.8	246.7

Non-current assets
Investment in debentures/bonds	$595.0	$501.2
Loans receivable	100.0	-
Others	89.5	64.2

Liabilities
Current liabilities
Loans payable	$1,976.1	$2,150.7
Others	158.2	175.8

Non-Current liabilities
Loans payable	$500.0	$500.0

The Senior Notes and the related guarantees rank pari passu in right of payment with all senior and unsecured debt of the Issuer and the Guarantor and rank senior in right of payment to all of the Issuer’s and the Guarantor’s future subordinated debt. The Senior Notes are effectively subordinated to all of the Issuer’s and the Guarantor’s existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all of the existing and future debt and other liabilities of the Guarantor’s subsidiaries (other than the Issuer), including the liabilities of certain subsidiaries pursuant to our senior credit facility. The non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Senior Notes or to make the funds available to pay those amounts, whether by dividend, distribution, loan or other payment. If the Issuer or the Guarantor have any right to receive any assets of any of the non-Guarantors upon the insolvency, liquidation, reorganization, dissolution or other winding-up of any non-Guarantor, all of that non-Guarantor’s creditors (including trade creditors) would be entitled to payment in full out of that non-Guarantor’s assets before the holders of the Senior Notes would be entitled to any payment. Claims of holders of the Senior Notes are structurally subordinated to the liabilities of certain non-Guarantors pursuant to their liabilities under our senior credit facility.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2—“Summary of significant accounting policies—Recently issued accounting pronouncements” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K.

For a description of recently issued accounting pronouncements, see Note 2—“Summary of significant accounting policies—Recently issued accounting pronouncements” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign currency risk

Our exposure to market risk arises principally from exchange rate risk. A substantial portion of our revenues (79% in fiscal 2020) is received in U.S. dollars. We also receive revenues in Japanese yen, euros, U.K. pounds sterling, Australian dollars, Chinese renminbi and Indian rupees. Our expenses are primarily in Indian rupees and we also incur expenses in U.S. dollars, Chinese renminbi, euros and the currencies of the other countries in which we have operations. Our exchange rate risk arises from our foreign currency revenues, expenses, receivables and payables. Based on the results of our European operations for fiscal 2020, and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation or depreciation of the euro against the U.S. dollar would have increased or decreased, as applicable, our revenues in fiscal 2020 by $4 million. Similarly, excluding any hedging arrangements that we had in place during that period, a 5.0% depreciation of the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in fiscal 2020 by $43.0 million. Conversely, a 5.0% appreciation of the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in rupees in fiscal 2020 by $48.0 million.

We have sought to reduce the effect of any Indian rupee-U.S. dollar, Philippine Peso-U.S. dollar, Chinese renminbi-Japanese yen, euro-Romanian leu, Mexican peso-U.S. dollar, Hungarian forint-U.S. dollar and certain other local currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts to cover a portion of our expected cash flows and accounts receivable. These instruments typically have maturities of zero to sixty months. We use these instruments as economic hedges and not for speculative purposes, and most of them qualify for hedge accounting under the FASB guidance on derivatives and hedging. Our ability to enter into derivatives that meet our planning objectives is subject to the depth and liquidity of the market for such derivatives. In addition, the laws of China, India Philippines and Romania limit the duration and amount of such arrangements. We may not be able to purchase contracts adequate to insulate us from Indian rupee-U.S. dollar, Chinese renminbi-Japanese yen, Philippines peso–U.S. dollar, Romanian leu–euro foreign exchange currency risks. In addition, any such contracts may not perform adequately as hedging mechanisms. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign exchange gains (losses), net.”

Interest rate risk

Our exposure to interest rate risk arises principally from interest on our indebtedness. As of December 31, 2020, we had $1,590.9 million of indebtedness, comprised of (a) $593.9 million of indebtedness under our credit facility, comprised of a long-term loan of $595 million, net of $1.1 million in unamortized debt issuance expenses, and a revolving loan of $250 million, (b) $349.3 million in indebtedness under our 3.70% senior notes issued in March 2017, net of $0.7 million in unamortized bond issuance expenses, and (c) $397.7 million in indebtedness under our 3.375% senior notes issued in November 2019, net of $2.3 million in unamortized bond issuance expenses. Interest on indebtedness under our credit facility is variable based on LIBOR, and we are subject to market risk from changes in interest rates. Borrowings under our credit facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 0.0% plus an applicable margin. Based on our indebtedness as of December 31, 2020, a 1% change in interest rates, including the impact on the cost of our interest rate swaps, would have had a $4.0 million impact on our net interest expense in fiscal 2020. Additionally, the interest rates on our Senior Notes are subject to adjustment based on the ratings assigned by Moody’s and S&P to the notes from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the Senior Notes. For fiscal 2020, such an increase would have had an impact of up to $15.0 million on our net interest expense.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of December 31, 2020, we were party to interest rate swaps covering a total notional amount of $488.0 million. Under our swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.

Credit risk

As of December 31, 2020, we had accounts receivable, including deferred billings, net of allowance for credit losses, of $906.4 million. $137.6 million of this amount was owed by GE, and the balance, or $768.8 million, was owed by Global Clients. No single Global Client owed more than 10% of our accounts receivable balance as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

During the year 2020, we acquired Enquero, Inc. and certain affiliated entities and SomethingDigital.Com LLC, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Enquero, Inc.’s and certain affiliated entities’ and SomethingDigital.Com LLC’s internal control over financial reporting associated with total assets of $230,184 thousand (of which $197,394 thousand represents goodwill and intangible assets included within the scope of the assessment) and total net revenues of $3,933 thousand included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020.

KPMG Assurance and Consulting Services LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-5.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information about our executive officers is contained in the section titled “Information about our executive officers” in Part I of this Annual Report on Form 10-K. The other information required by this Item will be included in our Proxy Statement for the 2021 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Corporate Governance,” and “Delinquent Section 16(a) Reports,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this report.

Item 11.     Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2021 Annual General Meeting of Shareholders under the caption “Executive Officer Compensation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2021 Annual General Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2021 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this report.

Item 14.    Principal Accountant Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2021 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-7 through F-74 hereof.

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

4.5	Form of 3.700% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 28, 2017).

4.6	Form of 3.375% Senior Note due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on November 18, 2019).

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 2, 2020).

Exhibit Number	Description

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

10.7†

Form of Share Option Agreement under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-33626) filed with the SEC on March 1, 2019).

10.8†

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

Exhibit Number	Description

10.10†	Genpact LLC Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 6, 2018).

10.11†

Employment Agreement by and between the Registrant and N.V. Tyagarajan, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on June 17, 2011).

10.12†*	Addendum to Employment Agreement by and between Genpact (UK) Limited and N.V. Tyagarajan, dated November 17, 2020.

10.13†*	Employment Agreement by and between Headstrong Canada Limited and Darren Saumur, dated February 26, 2018.

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

10.16^*	Master Services Agreement, dated as of December 22, 2016, by and between Genpact International, Inc. and General Electric International, Inc.

10.17

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

21.1*	Subsidiaries of the Registrant.

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 11, 2020).

23.1*	Consent of KPMG Assurance and Consulting Services LLP.

24.1*	Powers of Attorney (included on the signature page of this report).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10-K.
^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

Item 16.    Form 10-K Summary

None.

GENPACT LIMITED AND ITS SUBSIDIARIES

Index to Consolidated Financial Statements

Page No.
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2020	F-7
Consolidated Statements of Income for the years ended December 31, 2018, 2019 and 2020	F-8
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2019 and 2020	F-9
Consolidated Statement of Equity and Redeemable Non-controlling Interest for the year ended December 31, 2018 and Consolidated Statements of Equity for the years ended December 31, 2019 and 2020	F-10
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2019 and 2020	F-13
Notes to the Consolidated Financial Statements	F-14

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Genpact Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genpact Limited and subsidiaries (Genpact Limited or the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 01, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Realizability of deferred tax assets of Genpact Luxembourg entities

As discussed in Note 23 to the consolidated financial statements as of December 31, 2020, the Company has recorded gross deferred tax assets of $377,159 thousand, a portion of which pertains to Genpact Luxembourg entities, and a corresponding valuation allowance of $206,011 thousand, a portion of which pertains to Genpact Luxembourg entities. The Company records a valuation allowance for the portion of the deferred tax assets that are not expected to be realized. Changes in assumptions regarding estimates of future taxable income could have a significant impact on the realizability of deferred tax assets, and the amount of valuation allowance.

We identified the evaluation of the realizability of deferred tax assets of Genpact Luxembourg entities as a critical audit matter. Subjective and complex auditor judgment was required in assessing the forecasted taxable income, including complexity in the application of the relevant tax regulations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred tax asset valuation allowance process. This included controls related to the development of assumptions and application of the relevant tax regulations in determining the forecasted taxable income. We performed a sensitivity analysis over the expected future taxable income for Genpact Luxembourg entities to assess the effect on the realizability of deferred tax assets. To assess the Company’s ability to forecast, we compared Genpact Luxembourg entities’ previous forecasts to actual results and other projected financial information prepared by the Company. We involved income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations.

Gross unrecognized tax benefits pertaining to operations in India

As discussed in Note 23 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits, excluding associated interest and penalties, of $34,300 thousand as of December 31, 2020, of which $19,785 thousand pertains to tax matters relating to operations in India.

We identified the assessment of gross unrecognized tax benefits pertaining to operations in India as a critical audit matter. The Company operates in multiple jurisdictions across the world with a significant portion of the operations being in India. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law in respect of matters relating to operations in India, and its estimate of the ultimate resolution of the related tax positions. The audit effort also involved use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefit process. This included controls related to the interpretation of tax law and its application in the liability estimation process. We involved tax professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s interpretation of tax law and its potential impact on the unrecognized tax benefits
•	inspecting correspondence, assessments, and settlement documents with applicable taxing authorities
•	assessing the expiration of statutes of limitations
•	performing an assessment of the Company’s tax positions and comparing the results to the Company’s assessment.

We evaluated the Company’s ability to accurately estimate its gross unrecognized tax benefits by comparing historical gross unrecognized tax benefits to actual results upon conclusion of tax examinations.

/s/KPMG Assurance and Consulting Services LLP

We have served as the Company’s auditor since 2004.

Gurugram, Haryana, India
March 01, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Genpact Limited:

Opinion on Internal Control Over Financial Reporting

We have audited Genpact Limited’s and subsidiaries’ (Genpact Limited or the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 01, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Enquero, Inc. and certain affiliated entities, and SomethingDigital.Com LLC, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Enquero, Inc.’s and certain affiliated entities’, and SomethingDigital.Com LLC’s internal control over financial reporting associated with total assets of $230,184 thousand (of which $197,394 thousand represents goodwill and intangible assets within the scope of the assessment) and total net revenues of $3,933 thousand included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Enquero, Inc. and certain affiliated entities and SomethingDigital.Com LLC.

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

/s/KPMG Assurance and Consulting Services LLP

Gurugram, Haryana, India

March 01, 2021

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data and share count)

	Notes	As of December 31, 2019	As of December 31, 2020
Assets
Current assets
Cash and cash equivalents	4	$467,096	$680,440
Accounts receivable, net of reserve for doubtful receivables of $29,969 and allowance for credit losses of $27,707 as of December 31, 2019 and 2020, respectively	5	914,255	881,020
Prepaid expenses and other current assets	8	170,325	187,408
Total current assets		$1,551,676	$1,748,868

Property, plant and equipment, net	9	254,035	231,122
Operating lease right-of-use assets		330,854	304,714
Deferred tax assets	23	89,715	106,674
Intangible assets, net	10	230,861	236,732
Goodwill	10	1,574,466	1,695,688
Contract cost assets	25	205,498	225,897
Other assets, net of reserve for doubtful assets of $0 and allowance for credit losses of $3,134 as of December 31, 2019 and 2020, respectively	11	217,079	323,818
Total assets		$4,454,184	$4,873,513

Liabilities and equity
Current liabilities
Short-term borrowings	15	$70,000	$250,000
Current portion of long-term debt	14	33,509	33,537
Accounts payable		21,981	13,910
Income taxes payable	23	43,186	41,941
Accrued expenses and other current liabilities	13	683,871	806,769
Operating leases liability		57,664	56,479
Total current liabilities		$910,211	$1,202,636

Long-term debt, less current portion	14	1,339,796	1,307,371
Operating leases liability		302,100	289,363
Deferred tax liabilities	23	3,990	1,516
Other liabilities	16	208,916	238,398
Total liabilities		$2,765,013	$3,039,284

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 190,118,181 and 189,045,661 issued and outstanding as of December 31, 2019 and 2020, respectively		1,896	1,885
Additional paid-in capital		1,570,575	1,636,026
Retained earnings		648,656	741,658
Accumulated other comprehensive income (loss)		(531,956)	(545,340)
Total equity		$1,689,171	$1,834,229
Commitments and contingencies	28
Total liabilities and equity		$4,454,184	$4,873,513

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data and share count)

		Year ended December 31,
	Notes	2018	2019	2020
Net revenues	24, 25	$3,000,790	$3,520,543	$3,709,377
Cost of revenue		1,921,768	2,294,688	2,418,137
Gross profit		$1,079,022	$1,225,855	$1,291,240
Operating expenses:
Selling, general and administrative expenses		693,865	794,901	789,849
Amortization of acquired intangible assets	10	38,850	32,612	43,343
Other operating (income) expense, net	21	(1,845)	(31,034)	19,331
Income from operations		$348,152	$429,376	$438,717
Foreign exchange gains (losses), net		15,239	7,729	7,482
Interest income (expense), net	22	(37,119)	(43,458)	(48,960)
Other income (expense), net	27	35,761	5,786	3,238
Income before equity-method investment activity, net and income tax expense		$362,033	$399,433	$400,477
Equity-method investment activity, net		(12)	(16)	—
Income before income tax expense		$362,021	$399,417	$400,477
Income tax expense	23	80,763	94,536	92,201
Net income		$281,258	$304,881	$308,276
Net loss (income) attributable to redeemable non-controlling interest		761	—	—
Net income attributable to Genpact Limited shareholders		$282,019	$304,881	$308,276

Net income available to Genpact Limited common shareholders		$282,019	$304,881	$308,276
Earnings per common share attributable to Genpact Limited common shareholders	20
Basic		$1.48	$1.60	$1.62
Diluted		$1.45	$1.56	$1.57
Weighted average number of common shares used in computing earnings per common share attributable to Genpact Limited common shareholders	20
Basic		190,674,740	190,074,475	190,396,780
Diluted		193,980,038	195,160,855	195,780,971

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	2018		2019	2020
	Genpact Limited Shareholders	Redeemable Non-controlling interest	Genpact Limited Shareholders	Genpact Limited Shareholders
Net income (loss)	$282,019	$(761)	$304,881	$308,276
Other comprehensive income:
Currency translation adjustments	(109,656)	(424)	(20,297)	(7,871)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(46,293)	—	2,343	(3,468)
Retirement benefits, net of taxes	1,454	—	(6,542)	(2,045)
Other comprehensive income (loss)	(154,495)	(424)	(24,496)	(13,384)
Comprehensive income (loss)	$127,524	$(1,185)	$280,385	$294,892

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity and Redeemable Non-controlling Interest

For the year ended December 31, 2018

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable non-controlling interest
Balance as of January 1, 2018, as previously reported	192,825,207	$1,924	$1,421,368	$355,982	$(355,230)	$1,424,044	$4,750
Adoption of ASU 2014-09[1]	—	—	—	17,924	—	17,924	—
Adjusted Balance as of January 1, 2018	192,825,207	1,924	1,421,368	373,906	(355,230)	1,441,968	4,750
Adoption of ASU 2018-02 (Note 7, 23)	—	—	—	(2,265)	2,265	—	—
Issuance of common shares on exercise of options (Note 18)	441,076	4	7,254	—	—	7,258	—
Issuance of common shares under the employee stock purchase plan (Note 18)	245,467	2	6,774	—	—	6,776	—
Net settlement on vesting of restricted share units (Note 18)	227,560	2	(2,651)	—	—	(2,649)	—
Net settlement on vesting of performance units (Note 18)	691,958	7	(13,277)	—	—	(13,270)	—
Stock repurchased and retired (Note 19)	(5,085,167)	(51)	4,000	(158,007)	—	(154,058)	—
Expenses related to stock purchase (Note 19)	—	—	—	(98)	—	(98)	—
Stock-based compensation expense (Note 18)	—	—	48,998	—	—	48,998	—
Acquisition of redeemable non controlling interest	—	—	(1,165)	—	—	(1,165)	(3,565)
Comprehensive income (loss):
Net income (loss)	—	—	—	282,019	—	282,019	(761)
Other comprehensive income (loss)	—	—	—	—	(154,495)	(154,495)	(424)
Dividend ($0.30 per common share, Note 19)	—	—	—	(57,102)	—	(57,102)	—
Balance as of December 31, 2018	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182	$—

1 Pursuant to the Company’s transition to Topic 606, Revenue from contracts with customers, effective January 1, 2018.
See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the year ended December 31, 2019

(In thousands, except share count)

	Genpact Limited Shareholders
	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2019	189,346,101	$1,888	$1,471,301	$438,453	$(507,460)	$1,404,182
Issuance of common shares on exercise of options (Note 18)	697,531	7	10,683	—	—	10,690
Issuance of common shares under the employee stock purchase plan (Note 18)	264,440	3	8,977	—	—	8,980
Net settlement on vesting of restricted share units (Note 18)	574,112	6	(4,271)	—	—	(4,265)
Net settlement on vesting of performance units (Note 18)	2,151	—	—	—	—	-
Stock repurchased and retired (Note 19)	(766,154)	(8)	—	(29,992)	—	(30,000)
Expenses related to stock purchase (Note 19)	—	—	—	(15)	—	(15)
Stock-based compensation expense (Note 18)	—	—	83,885	—	—	83,885
Comprehensive income (loss):
Net income (loss)	—	—	—	304,881	—	304,881
Other comprehensive income (loss)	—	—	—	—	(24,496)	(24,496)
Dividend ($0.34 per common share, Note 19)	—	—	—	(64,671)	—	(64,671)
Balance as of December 31, 2019	190,118,181	$1,896	$1,570,575	$648,656	$(531,956)	$1,689,171

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the year ended December 31, 2020

(In thousands, except share count)

	Genpact Limited Shareholders

	Common shares
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2020	190,118,181	$1,896	$1,570,575	$648,656	$(531,956)	$1,689,171
Transition period adjustment pursuant to ASC 326, net of tax	—	—	—	(3,984)	—	(3,984)
Adjusted balance as of January 1, 2020	190,118,181	1,896	1,570,575	644,672	(531,956)	1,685,187
Issuance of common shares on exercise of options (Note 18)	692,634	7	14,055	—	—	14,062
Issuance of common shares under the employee stock purchase plan (Note 18)	315,245	3	11,070	—	—	11,073
Net settlement on vesting of restricted share units (Note 18)	429,362	4	(7,846)	—	—	(7,842)
Net settlement on vesting of performance units (Note 18)	902,532	9	(25,836)	—	—	(25,827)
Stock repurchased and retired (Note 19)	(3,412,293)	(34)	—	(137,010)	—	(137,044)
Expense related to stock purchase (Note 19)	—	—	—	(68)	—	(68)
Stock-based compensation expense (Note 18)	—	—	74,008	—	—	74,008
Comprehensive income (loss):
Net income (loss)	—	—	—	308,276	—	308,276
Other comprehensive income (loss)	—	—	—	—	(13,384)	(13,384)
Dividend ($0.39 per common share, Note 19)	—	—	—	(74,212)	—	(74,212)
Balance as of December 31, 2020	189,045,661	$1,885	$1,636,026	$741,658	$(545,340)	$1,834,229

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2018	2019	2020
Operating activities
Net income attributable to Genpact Limited shareholders	$282,019	$304,881	$308,276
Net loss attributable to redeemable non-controlling interest	(761)	—	—
Net income	$281,258	$304,881	$308,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,868	96,101	116,499
Amortization of debt issuance costs (including loss on extinguishment of debt)	3,975	1,779	2,248
Amortization of acquired intangible assets	38,850	32,612	43,343
Write-down of intangible assets and property, plant and equipment	4,265	3,511	14,083
Reserve for doubtful receivables/allowance for credit losses	1,857	7,443	5,707
Unrealized loss (gain) on revaluation of foreign currency asset/liability	3,352	(5,171)	9,578
Stock-based compensation expense	48,998	83,885	74,008
Deferred tax expense (benefit)	6,054	(16,315)	(22,587)
Write-down of operating lease right-of-use assets and other assets	—	—	18,084
Gain on exchange of non-monetary asset	—	(31,380)	—
Others, net	1,329	(2,213)	(1,291)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(76,894)	(121,983)	42,505
Increase in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(76,392)	(69,813)	(99,852)
Increase (decrease) in accounts payable	26,401	(21,375)	(12,480)
Increase in accrued expenses, other current liabilities, operating lease liabilities and other liabilities	5,993	157,580	87,180
Increase (decrease) in income taxes payable	5,597	8,346	(993)
Net cash provided by operating activities	$339,511	$427,888	$584,308
Investing activities
Purchase of property, plant and equipment	(84,978)	(74,927)	(70,170)
Payment for internally generated intangible assets (including intangibles under development)	(75,439)	(33,834)	(10,201)
Proceeds from sale of property, plant and equipment	668	1,750	607
Proceeds from sale of equity affiliates	—	2,168	—
Payment for business acquisitions, net of cash acquired	(111,571)	(252,276)	(186,633)
Payment for redeemable non-controlling interest	(4,730)	—	—
Net cash used for investing activities	$(276,050)	$(357,119)	$(266,397)
Financing activities
Repayment of capital/ finance lease obligations	(2,395)	(7,380)	(10,567)
Payment of debt issuance costs	(4,293)	(2,317)	(620)
Proceeds from long term debt	129,186	400,000	—
Repayment of long-term debt	(166,186)	(34,000)	(34,000)
Proceeds from short-term borrowings	250,000	400,000	610,000
Repayment of short-term borrowings	(125,000)	(625,000)	(430,000)
Proceeds from issuance of common shares under stock-based compensation plans	14,034	19,670	25,135
Payment for net settlement of stock-based awards	(15,919)	(3,850)	(34,083)
Payment of earn-out consideration	(3,356)	(12,790)	(6,552)
Dividend paid	(57,102)	(64,671)	(74,212)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(154,156)	(30,015)	(137,112)
Net cash provided by/ (used for) financing activities	$(135,187)	$39,647	$(92,011)
Effect of exchange rate changes	(64,346)	(11,716)	(12,556)
Net increase (decrease) in cash and cash equivalents	(71,726)	110,416	225,900
Cash and cash equivalents at the beginning of the period	504,468	368,396	467,096
Cash and cash equivalents at the end of the period	$368,396	$467,096	$680,440
Supplementary information
Cash paid during the period for interest on borrowings (including interest rate swaps)	$41,484	$45,084	$49,101
Cash paid during the period for income taxes, net of refunds	$81,411	$104,217	$193,946
Property, plant and equipment acquired under capital/finance lease obligations	$2,031	$5,008	$29,526
Non-cash transaction: Gain on exchange of non-monetary asset	$—	$(31,380)	$—

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its customers, guided by its experience over time running thousands of processes for hundreds of Fortune Global 500 companies. The Company has approximately 96,500 employees serving customers in key industry verticals from more than 30 countries.

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

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-K. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its customers. The General Electric Company (“GE”) accounted for 17% and 16% of the Company’s receivables as of December 31, 2019 and 2020, respectively. GE accounted for 9%, 14% and 12% of the Company’s revenues in the years ended December 31, 2018, 2019 and 2020, respectively.

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

Certain contracts may include offerings such as sale of licenses, which may be perpetual or subscription-based. Revenue from distinct perpetual licenses is recognized upfront at the point in time when the software is made available to the customer. Revenue from distinct, non-cancellable, subscription-based licenses is recognized at the point in time when the license is transferred to the customer. Revenue from any associated maintenance or ongoing support services is recognized ratably over the term of the contract. For a combined software license/services performance obligation, revenue is recognized over the period that the services are performed.

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

(g) Leases (effective January 1, 2019)

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

The ROU asset of finance leases is subsequently measured at cost, less accumulated amortization. The ROU asset of operating leases is subsequently measured from the carrying amount of the lease liability at the end of each reporting period, and is equal to the carrying amount of lease liabilities adjusted for (1) unamortized initial direct costs, (2) prepaid/(accrued) lease payments and (3) the unamortized balance of lease incentives received.

The carrying value of ROU assets is reviewed for impairment, similar to long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

Under certain of its leases, the Company has a renewal and termination option to lease assets for additional terms between one and ten years. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew or terminate the lease. The Company considers all relevant factors that create an economic incentive for it to exercise the renewal or termination option. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within the Company’s control and affects its ability to exercise (or not to exercise) the option to renew or terminate.

The Company has applied an incremental borrowing rate for the purpose of computing lease liabilities based on the remaining lease term and the rates prevailing in the jurisdictions where leases were executed.

For the year ended December 31, 2020, due to the impact of the COVID-19 pandemic on the Company’s current and future revenues and operations, the Company recorded restructuring charges related to the abandonment of leased office premises and related assets. See Note 29 for additional information.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(h) Cost of revenue

Cost of revenue primarily consists of salaries and benefits (including stock-based compensation), recruitment, training and related costs of employees who are directly responsible for the performance of services for customers, their supervisors and certain support personnel who may be dedicated to a particular customer or a set of processes. It also includes operational expenses, which consist of facilities maintenance expenses, travel and living expenses, rent, IT expenses, and consulting and certain other expenses. Consulting charges represent the cost of consultants and contract resources with specialized skills who are directly responsible for the performance of services for customers and travel and other billable costs related to the Company’s customers. It also includes depreciation of property, plant and equipment, and amortization of intangible and ROU assets which are directly related to providing services that generate revenue.

(i) Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses consist of expenses relating to salaries and benefits (including stock-based compensation) as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions such as human resources, finance, legal, marketing, sales and sales support, and other support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. SG&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting and other advisors), investment in research and development, digital technology, advanced automation and robotics, and an allowance for credit losses. It also includes depreciation of property, plant and equipment, and amortization of intangible and ROU assets other than those included in cost of revenue.

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

(k) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period. The impact of such reclassifications on the consolidated financial statements is not material.

(l) Cash and cash equivalents

Cash and cash equivalents consist of cash and bank balances and all highly liquid investments purchased with an original maturity of three months or less.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(m) Short-term investments

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

(n) Property, plant and equipment, net

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

(o) Impairment of long-lived assets

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

(p) Foreign currency

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

(q) Derivative instruments and hedging activities

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

(r) Income taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and for all operating loss and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in the consolidated statement of income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies a two-step approach for recognizing and measuring the benefit of tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will more likely than not be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50 percent likely of being realized upon settlement. The Company includes interest and penalties related to an underpayment of income taxes within income tax expense

The Company follows the specific identification approach for releasing stranded tax effects from accumulated other comprehensive income (“AOCI”) upon recognition of these AOCI items in the consolidated statement of income.

(s) Employee benefit plans

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

(t)  Deferred Compensation Plans

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

(u) Stock-based compensation

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

(v) Accelerated Share Repurchase

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

(w)  Government incentives

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

(x) Earnings (loss) per share

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

(y) Commitments and contingencies

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

(z) Debt restructuring

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

(aa) Recently issued accounting pronouncements

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The amendment expands an entity’s ability to apply hedge accounting to non-financial and financial risk components and requires changes in the fair value of hedging instruments to be presented in the same income statement line as a hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. The ASU must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. The ASU was effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. On January 1, 2019, the Company adopted this ASU and concluded that it does not have any impact on its consolidated results of operations, cash flows, financial position or disclosures.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. The S-X Rule 3-04 requires the presentation of changes in stockholders’ equity in the form of a reconciliation of the beginning balance to the ending balance for each period for which a statement of income is required to be filed with all significant reconciling items. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on January 1, 2019. This guidance was effective immediately upon issuance. The additional elements of the ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

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

In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU modifies the disclosure requirements with respect to defined benefit pension plans. The Company adopted this ASU in its consolidated financial statements for the year ended December 31, 2020 and it did not have any material impact on its disclosures.

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

In October 2020, the FASB issued ASU No. 2020-09, “Codification Improvements to Topic 470, Debt— Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762.” The SEC in its Release No. 33-10762 in March 2020 has adopted new rules on financial disclosure requirements for guarantors and issuers of guaranteed securities and affiliates whose securities collateralize issuers’ securities. This ASU revises certain SEC paragraphs of the FASB’s Accounting Standards Codification (ASC) to reflect, as appropriate, the amended financial statement disclosure requirements in SEC Release 33-10762. The amended rules are effective January 4, 2021 but early compliance is permitted. The Company adopted the amended rules issued by the SEC in its Release No. 33-10762 in the first quarter of 2020. Accordingly, the Company has already adopted the amendments under this ASU and the disclosures related to guarantor financial information has been omitted from the Notes to the Consolidated Financial Statements and included as part of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following recently released accounting standards have not yet been adopted by the Company:

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU removes certain exceptions for investments, intra-period tax allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning January 1, 2021. Early adoption is permitted. The Company assessed the impact of this ASU and concluded that it does not have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company assessed the impact of this ASU and since a substantial portion of the LIBOR-linked credit facilities are either hedged or short term in nature, and the credit agreements cover the replacement mechanism in case the LIBOR is discontinued, the Company concluded that the adoption of this ASU does not have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements.” The amendments in this ASU do not change the GAAP requirements but it improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and also clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning January 1, 2021. Early application is permitted. The Company assessed the impact of this ASU and concluded that it does not have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions

(a)	Enquero, Inc.

On December 31, 2020, the Company acquired 100% of the outstanding equity interests in Enquero, Inc., a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148,905. This amount represents cash consideration of $137,274, net of cash acquired of $11,631. The total purchase consideration paid by the Company to the sellers was $141,938, resulting in a payable of $6,967, which is outstanding as of December 31, 2020. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition is expected to increase the scale and depth of the Company’s data and analytics capabilities and enhance the Company’s ability to accelerate the digital transformation journeys of its clients through cloud technologies and advanced data analytics.

In connection with this acquisition, the Company recorded $49,000 in customer-related intangibles, $9,500 in marketing-related intangibles and $1,400 in technology-related intangibles, which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounting to $86,669 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the BCMI segment in the amount of $2,559, to the CGRLH segment in the amount of $22,239 and to the HMS segment in the amount of $61,871. The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with the Company’s existing operations.

Acquisition-related costs of $1,590 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $32,759, assumed certain liabilities amounting to $17,113 and recognized a net deferred tax liability of $13,310. The agreement with the sellers provides a full indemnity to the Company for all pre-closing income and non-income tax liabilities up to a maximum of the purchase consideration, including interest and penalties thereon. The Company would not be financially or materially affected by any liabilities that may arise from such exposures. Accordingly, the Company recognized an indemnification asset of $5,848 based on the information that was available at the date of the acquisition, which is included in the assets taken over by the Company. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(b)	SomethingDigital.Com LLC

On October 5, 2020, the Company acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57,451. This amount represents cash consideration of $56,073, net of cash acquired of $1,378.  The total purchase consideration paid by the Company to the sellers was $57,704, resulting in a recoverable of $253 as of December 31, 2020. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition supports the Company’s strategy to integrate experience and process innovation to help clients on their digital transformation journeys and expands on the Company’s existing experience capabilities to support end-to-end digital commerce solutions, both business-to-business and business-to-consumer. Additionally, this acquisition expands the Company’s capabilities into Magento Commerce, which powers Adobe Commerce Cloud, and Shopify Plus, a cloud-based ecommerce platform for high volume merchants.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

3. Business acquisitions (Continued)

In connection with this acquisition, the Company recorded $11,900 in customer-related intangibles and $3,500 in marketing-related intangibles which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounting to $36,926 has been allocated using a relative fair value allocation method to two of the Company’s reporting segments as follows: to the CGRLH segment in the amount of $30,373 and to the HMS segment in the amount of $6,553. Of the total goodwill arising from this acquisition, $35,084 is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company’s existing operations.

Acquisition-related costs of $1,060 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $9,538, assumed certain liabilities amounting to $4,494 and recognized a net deferred tax asset of $81. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

(c)	Rightpoint Consulting, LLC

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers on the acquisition date was $248,470, resulting in a payable of $22,199. This acquisition expands the Company’s capabilities in improving customer experience.

The securities purchase agreement between the Company and the selling equity holders of Rightpoint provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options for a three-year rollover period and receive cash consideration at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21,500 over the rollover period of three years which is included in the purchase consideration. The amount of deferred earnout consideration ultimately payable by the Company to the selling equity holders of Rightpoint will be based on the future revenue multiple of the acquired business. Additionally, under the purchase agreement the selling equity holders are obligated to sell their rollover interests to the Company. Accordingly, the Company has obtained control over 100% of the outstanding equity/limited liability company interests of Rightpoint as of November 12, 2019. Refer to Note 6, “Fair Value Measurements,” for additional details.

In connection with this acquisition, the Company recorded $46,000 in customer-related intangibles and $29,000 in marketing-related intangibles which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $177,181 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the BCMI segment in the amount of $16,983, to the CGRLH segment in the amount of $42,993 and to the HMS segment in the amount of $117,205. Of the total goodwill arising from this acquisition, $91,929 is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $7,385 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $39,140, assumed certain liabilities amounting to $22,295 and recognized a net deferred tax asset of $1,643. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

 3. Business acquisitions (Continued)

(d)	riskCanvas Holdings, LLC

On January 7, 2019, the Company acquired 100% of the outstanding equity interests in riskCanvas Holdings, LLC, a Delaware limited liability company, for total purchase consideration of $5,747. This amount includes cash consideration of $5,700, net of adjustment for working capital. No portion of the total consideration, payable in cash, was unpaid as of December 31, 2020. This acquisition expands the Company’s services in the areas of financial institution fraud, anti-money laundering and financial transaction surveillance and enhances its consulting capabilities for clients in the financial services industry.

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

4. Cash and cash equivalents

	As of December 31,	As of December 31,
	2019	2020

Cash and other bank balances	467,096	680,440
Total	$467,096	$680,440

5. Accounts receivable, net of allowance for credit losses

Accounts receivable were $944,224 and $908,727, and reserve for doubtful receivables was $29,969 and allowance for credit losses was $27,707, resulting in net accounts receivable balances of $914,255 and $881,020 as of December 31, 2019 and 2020, respectively.

The following table provides details of the Company’s allowance for credit losses:

	Year ended December 31,
	2018	2019	2020
Opening balance as of January 1	$23,660	$23,960	$29,969
Transition period adjustment on accounts receivables (through retained earnings) pursuant to adoption of ASC 326	—	—	4,185
Adjusted balance as of January 1	23,660	23,960	34,154
Additions due to acquisitions	—	1,004	200
Additions charged/reversal released to cost and expense, net	1,857	7,443	3,307
Deductions/effect of exchange rate fluctuations	(1,557)	(2,438)	(9,954)
Closing balance	$23,960	$29,969	$27,707

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

6. Fair Value Measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2019 and 2020:

	As of December 31, 2019
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$21,309	$—	$21,309	$—
Deferred compensation plan assets (a, e)	11,208	—	—	11,208
Total	$32,517	$—	$21,309	$11,208
Liabilities
Earn out Consideration (Note b, d)	$22,184	$—	$—	$22,184
Derivative instruments (Note b, c)	24,239	—	24,239	—
Deferred compensation plan liability (b, f)	10,943	—	—	10,943
Total	$57,366	$—	$24,239	$33,127

	As of December 31, 2020
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$27,709	$—	$27,709	$—
Deferred compensation plan assets (Note a, e)	26,832	—	—	26,832
Total	$54,541	$—	$27,709	$26,832
Liabilities
Earn out consideration (Note b, d)	$8,272	$—	$—	$8,272
Derivative instruments (Note b, c)	40,981	—	40,981	—
Deferred compensation plan liability (Note b, f)	26,390	—	—	26,390
Total	$75,643	$—	$40,981	$34,662

(a)	Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.
(b)	Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the years ended December 31, 2019 and 2020:

	Year ended December 31,
	2019	2020
Opening balance	$17,073	$22,184
Earn-out consideration payable in connection with acquisitions	21,701	—
Payments made on earn-out consideration (Note a)	(17,098)	(6,552)
Change in fair value of earn out consideration (Note b)	—	(7,790)
Others (Note c)	508	430
Closing balance	$22,184	$8,272

(a)

Includes the interest payment on earn-out consideration in excess of the acquisition date fair value, which is included in “cash flows from operating activities” amounting to $4,308 and $0 for the year ended December 31, 2019 and 2020, respectively.

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

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the year ended December 31, 2019 and 2020:

	Year ended December 31,
	2019	2020
Opening balance	$1,613	$11,208
Additions (net of redemption)	8,299	11,460
Change in fair value of deferred compensation plan assets (Note a)	1,296	4,164
Closing balance	$11,208	$26,832

(a)	Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the year ended December 31, 2019 and 2020:

	Year ended December 31,
	2019	2020
Opening balance	$1,582	$10,943
Additions (net of redemption)	8,299	11,327
Change in fair value of deferred compensation plan liabilities (Note a)	1,062	4,120
Closing balance	$10,943	$26,390

(a)	Changes in the fair value of deferred compensation liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

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

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2019	As of December 31, 2020	As of December 31, 2019	As of December 31, 2020
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,305,000	$1,150,000	(5,740)	$15,207
United States Dollars (sell) Mexican Peso (buy)	—	17,500	—	716
United States Dollars (sell) Philippines Peso (buy)	66,600	67,200	462	1,332
Euro (sell) United States Dollars (buy)	122,337	96,651	4,135	(5,659)
Singapore Dollars (buy) United States Dollars (sell)	10,017	10,153	38	66
Euro (sell) Romanian Leu (buy)	26,918	29,489	(314)	(22)
Japanese Yen (sell) Chinese Renminbi (buy)	29,350	19,230	(258)	473
Pound Sterling (sell) United States Dollars (buy)	9,089	—	383	—
Australian Dollars (sell) United States Dollars (buy)	35,972	—	1,924	—
United States Dollars (sell) Hungarian Font (buy)	20,500	30,000	162	904
Hungarian Font (Sell) Euro (buy)	9,534	10,444	(157)	61
Australian Dollars (sell) Indian Rupees (buy)	—	140,525	—	(7,670)
Interest rate swaps (floating to fixed)	477,604	488,022	(3,565)	(18,680)
			(2,930)	(13,272)

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

The fair values of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2019	As of December 31, 2020	As of December 31, 2019	As of December 31, 2020
Assets
Prepaid expenses and other current assets	$16,214	$16,188	$2,009	$5,357
Other assets	$3,086	$6,164	$—	$—

Liabilities
Accrued expenses and other current liabilities	$6,152	$16,387	$814	$3,785
Other liabilities	$17,273	$16,886	$—	$3,923

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

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss), or OCI, and the related tax effects are summarized below:

	Year ended December 31,
	2018			2019			2020
	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount	Before Tax amount	Tax (Expense) or Benefit*	Net of tax Amount
Opening balance	$50,529	$(14,436)	$36,093	$(2,411)	$(5,524)	$(7,935)	$(4,126)	$(1,466)	$(5,592)
Adoption of ASU 2018-02 (refer note 23)	—	2,265	2,265	—	—	—	—	—	—
Net gains (losses) reclassified into statement of income on completion of hedged transactions	9,336	(1,073)	8,263	19,401	(7,212)	12,189	(6,171)	605	(5,566)
Changes in fair value of effective portion of outstanding derivatives, net	(43,604)	5,574	(38,030)	17,686	(3,154)	14,532	(12,966)	3,932	(9,034)
Gain/(loss) on cash flow hedging derivatives, net	(52,940)	6,647	(46,293)	(1,715)	4,058	2,343	(6,795)	3,327	(3,468)
Closing balance	$(2,411)	$(5,524)	$(7,935)	$(4,126)	$(1,466)	$(5,592)	$(10,921)	$1,861	$(9,060)

*The tax (expense) benefit includes the effect of novating certain hedging instruments as part of an intercompany transfer.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)			Location of Gain (Loss)	Amount of Gain (Loss) reclassified
Derivatives in	recognized in OCI on			reclassified	from OCI into Statement of Income
Cash Flow	Derivatives (Effective Portion)			from OCI into	(Effective Portion)
Hedging	Year ended December 31,			Statement of Income	Year ended December 31,
Relationships	2018	2019	2020	(Effective Portion)	2018	2019	2020
Forward foreign exchange contracts	$(45,840)	$24,581	$6,933	Revenue	$(716)	$6,782	$4,432
Interest rate swaps	2,236	(6,895)	(19,899)	Cost of revenue	4,723	6,435	(4,553)
				Selling, general and administrative expenses	1,543	1,732	(1,266)
				Interest expense	3,786	4,452	(4,784)
	$(43,604)	$17,686	$(12,966)		$9,336	$19,401	$(6,171)

There were no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the years ended December 31, 2018, 2019 and 2020, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Year ended December 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2018	2019	2020
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(6,240)	$4,299	$(8,055)
Forward foreign exchange contracts (Note b)	Foreign exchange gains (losses), net	—	—	3,963
		$(6,240)	$4,299	$(4,092)

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

(b)

These forward foreign exchange contracts were initially designated as cash flow hedges under ASC guidance on derivatives and hedging. These contracts were terminated because certain forecasted transactions were no longer expected to occur and therefore hedge accounting was no longer applied. Subsequently, the realized gains (losses) are recorded in foreign exchange gains (losses) net in the consolidated statements of income.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of December 31,
	2019	2020
Advance income and non-income taxes	$43,763	$73,008
Contract asset (Note 25)	19,170	9,035
Prepaid expenses	29,734	32,375
Derivative instruments	18,223	21,545
Employee advances	4,209	2,636
Deposits	1,784	8,774
Advances to suppliers	4,289	2,716
Others	49,153	37,319
	$170,325	$187,408

9. Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2019	As of December 31, 2020
Land	$5,923	$5,792
Buildings	42,595	41,622
Furniture and fixtures	49,849	52,610
Computer equipment and servers	229,890	270,376
Plant, machinery and equipment	105,004	109,722
Computer software	141,330	141,417
Leasehold improvements	123,413	126,761
Vehicles	120	152
Capital work in progress	46,037	44,011
Property, plant and equipment, gross	$744,161	$792,463
Less: Accumulated depreciation, amortization and impairment	(490,126)	(561,341)
Property, plant and equipment, net	$254,035	$231,122

Depreciation expense on property, plant and equipment for the years ended December 31, 2018, 2019 and 2020 was $49,518, $53,332 and $67,662, respectively. Software amortization for the years ended December 31, 2018, 2019 and 2020 amounted to $12,317, $14,167 and $9,421, respectively.

The depreciation and amortization expenses set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $(231), $(267) and $213 for the years ended December 31, 2018, 2019 and 2020, respectively.

The Company recorded a write-down to certain property, plant and equipment during the years ended December 31, 2018 and 2020 as described in Note 10.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the years ended December 31, 2019 and 2020:

	As of December 31,
	2019	2020
Opening balance	$1,393,832	$1,574,466
Goodwill relating to acquisitions consummated during the period	185,381	123,595
Impact of measurement period adjustments	(988)	(5,653)
Effect of exchange rate fluctuations	(3,759)	3,280
Closing balance	$1,574,466	$1,695,688

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2019:

	BCMI	CGRLH	HMS	Total
Opening balance	$398,601	512,296	482,935	1,393,832
Goodwill relating to acquisitions consummated during the period	20,072	44,365	120,944	185,381
Impact of measurement period adjustments	(380)	(151)	(457)	(988)
Effect of exchange rate fluctuations	(1,080)	(1,380)	(1,299)	(3,759)
Closing balance	$417,213	555,130	602,123	1,574,466

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2020:

	BCMI	CGRLH	HMS	Total
Opening balance	$417,213	555,130	602,123	1,574,466
Goodwill relating to acquisitions consummated during the period	2,559	52,612	68,424	123,595
Impact of measurement period adjustments	(542)	(1,372)	(3,739)	(5,653)
Effect of exchange rate fluctuations	942	1,204	1,134	3,280
Closing balance	$420,172	607,574	667,942	1,695,688

In the years ended December 31, 2019 and 2020, in accordance with ASU 2011-08, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on such assessment, as of December 31, 2019 and 2020, the Company concluded that it is not more likely than not that the fair values of any of the Company’s reporting units are less than their carrying amounts.

The remaining amount of the Company’s goodwill deductible for tax purposes was $282,524 and $296,046 as of December 31, 2019 and 2020, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The Company’s intangible assets are as follows:

	As of December 31, 2019			As of December 31, 2020
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$415,375	$329,724	$85,651	$478,189	$359,652	$118,537
Marketing-related intangible assets	84,180	50,217	33,963	96,561	61,154	35,407
Technology-related intangible assets	149,262	61,150	88,112	152,293	90,866	61,427
Intangible assets under development	26,646	3,511	23,135	23,864	2,503	21,361
	$675,463	$444,602	$230,861	$750,907	$514,175	$236,732

Amortization expenses for intangible assets acquired as a part of a business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the years ended December 31, 2018, 2019 and 2020 were $38,850, $32,612 and $43,343, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the years ended December 31, 2018, 2019 and 2020 were $2,807, $18,957 and $27,290, respectively.

Amortization expenses for the technology-related, internally-developed intangible assets set forth above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts, amounting to $5, $(76) and $74 for the years ended December 31, 2018, 2019 and 2020, respectively.

During the years ended December 31, 2018, 2019 and 2020, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in the Company’s investment strategy and market trends which led to a decision to cease certain service offerings. Based on the results of its testing, the Company determined that the carrying value of certain assets tested were not recoverable and the Company recorded complete write-downs of the carrying values of these assets amounting to $4,265, $3,511 and $14,083, respectively, for the years ended December 31, 2018, 2019 and 2020. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statements of income.

The summary below represents the impairment charges recorded for various categories of assets during the years ended December 31, 2018, 2019 and 2020:

	Year ended December 31,
	2018	2019	2020
Technology related intangibles	$3,065	$3,511	$5,179
Customer related intangibles	—	—	938
Total Intangibles	$3,065	$3,511	$6,117
Property, plant and equipment	1,200	—	7,966
Total Property, plant and equipment	$1,200	$—	$7,966
Grand Total	$4,265	$3,511	$14,083

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

For the year ending December 31:
2021	$81,753
2022	53,705
2023	42,119
2024	24,003
2025 and beyond	13,791
$215,371

11. Other Assets

Other assets consist of the following:

	As of December 31,	As of December 31,
	2019	2020
Contract asset (Note 25)	21,176	6,770
Advance income and non-income taxes	93,277	155,035
Deposits	36,342	32,058
Derivative instruments	3,086	6,164
Prepaid expenses	6,003	5,176
Deferred billings, net*	7,858	25,357
Others	15,853	43,175
Right of use (ROU) assets finance lease	33,484	50,083
	$217,079	$323,818

* Deferred billings were $7,858 and $25,357, net of reserve for doubtful assets of $0 and allowance for credit losses of $3,134, as of December 31, 2019 and 2020, respectively. Total credit losses of $3,134 as of December 31, 2020 include $734 as a transition date adjustment through retained earnings pursuant to the adoption of ASC 326 and $2,400 as a current period charge.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

12. Leases

The Company has leased buildings, vehicles, furniture and fixtures, leased lines, computer equipment and servers, and plants, machinery and equipment from various lessors. Certain lease agreements include options to terminate or extend the leases for up to 10 years. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease cost for operating and finance leases for the years ended December 31, 2019 and 2020 are summarized below:

	Year ended December 31, 2019	Year ended December 31, 2020
Finance lease cost:
Amortization of ROU assets (Note a)	9,302	12,483
Interest on lease liabilities (Note b)	2,997	2,454
Operating lease cost (Note c)	74,436	88,596
Short-term lease cost (Note c)	438	1,643
Variable lease cost (Note c)	4,052	5,347
Total lease cost	$91,225	$110,523

a)	Included in “depreciation and amortization” in the consolidated statements of income.
b)	Included in “interest income (expense), net” in the consolidated statements of income.
c)	Included in “cost of revenue” and “selling, general and administrative expenses” in the consolidated statements of income.

ROU assets relating to finance leases of $33,484 and $50,083 as of December 31, 2019 and December 31, 2020, respectively, are included in “other assets.”

The operating lease cost set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $(105) and $161 for the years ended December 31, 2019 and 2020, respectively.

Amortization of ROU asset set out above includes the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $(39) and $30 for the years ended December 31, 2019 and 2020, respectively.

Other information
	Year ended December 31, 2019	Year ended December 31, 2020

Weighted-average remaining lease term—finance leases	3.9 years	3.1 years
Weighted-average remaining lease term—operating leases	6.77 years	6.42 years
Weighted-average discount rate—finance leases	9.20%	6.61%
Weighted-average discount rate—operating leases	6.87%	7.28%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

12. Leases (Continued)

	Year ended December 31, 2019	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$ 2,859	$2,898
Operating cash flows from operating leases	$ 72,645	$92,010
Financing cash flows from finance leases	$ 7,380	$10,567

The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of December 31, 2020 to the finance and operating lease liabilities recorded on the Company’s balance sheet:

Period range	Finance lease	Operating lease
2021	19,584	78,148
2022	17,165	75,288
2023	10,081	66,790
2024	3,876	56,013
2025	1,000	43,696
Thereafter	—	117,580
Total lease payments	51,706	437,515
Less: Imputed interest	2,682	91,673
Total lease liabilities	$49,024	$345,842

The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of December 31, 2019 to the finance and operating lease liabilities recorded on the Company’s balance sheet:

Period range	Finance lease	Operating lease
2020	12,019	79,912
2021	8,765	74,736
2022	6,008	63,539
2023	4,506	57,742
2024	3,445	45,870
Thereafter	1,512	135,104
Total lease payments	36,255	456,903
Less: Imputed interest	5,790	97,139
Total lease liabilities	$30,465	$359,764

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight-line basis over the applicable lease term. Rent expenses under cancellable and non-cancellable operating leases were $66,110 for the year ended December 31, 2018.

The rental expenses set out above include the effect of the reclassification of foreign exchange (gains) losses related to the effective portion of foreign currency derivative contracts amounting to $(195) for the year ended December 31, 2018.

 During the year ended December 31, 2020, the Company recorded an impairment charge of $16,322 relating to operating lease right-of-use assets due to the Company’s shift to virtual operating environment. There was no such impairment charge during the year ended December 31, 2019. Of the total impairment charge recorded in year ended December 31, 2020, $8,482 pertains to restructuring charges. See Note 29 for additional details.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of December 31,
	2019	2020
Accrued expenses	$178,845	$150,390
Accrued employee cost	274,000	286,399
Earn-out consideration	6,384	2,651
Statutory liabilities	62,786	104,768
Retirement benefits	1,333	1,967
Compensated absences	26,116	28,635
Derivative instruments	6,966	20,172
Contract liabilities (Note 25)	97,313	154,717
Finance lease liability	9,740	18,066
Others	20,388	39,004
	$683,871	$806,769

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

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 Facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 Facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the amended credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement, including maintenance of a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the year ended December 31, 2020, the Company was in compliance with the terms of the amended credit agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above.

As of December 31, 2019 and 2020, the amount outstanding under the term loan, net of debt amortization expense of $1,641 and $1,150, was $627,359 and $593,850, respectively. As of December 31, 2019 and 2020, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum. Indebtedness under the amended facility is unsecured. The amount outstanding on the term loan as of December 31, 2020 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

14. Long-term debt (Continued)

The maturity profile of the term loan outstanding as of December 31, 2020, net of debt amortization expense, is as follows:

Year ended	Amount
2021	$33,537
2022	33,564
2023	526,749
Total	$593,850

Genpact Luxembourg S.à.r.l. (the “Issuer”), a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”), and $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes” and together with the 2017 Senior Notes, the “Senior Notes”). The Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,642 and $2,937 incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the lives of the Senior Notes as an additional interest expense. As of December 31, 2019 and 2020, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $1,186 and $658, respectively, was $348,814 and $349,342, respectively, which is payable on April 1, 2022. As of December 31, 2019 and 2020, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2,868 and $2,284, was $397,132 and $397,716, respectively, which is payable on December 1, 2024. The Issuer will pay interest on the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year and on the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, ending on the maturity dates of April 1, 2022 and December 1, 2024, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2017 Senior Notes, March 1, 2022, and in the case of the 2019 Senior Notes, November 1, 2024, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets. During the year ended December 31, 2020, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the Issuer will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. The interest rate payable on the notes is subject to adjustment if the credit rating of the notes is downgraded, up to a maximum increase of 2.0%.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

14. Long-term debt (Continued)

A summary of the Company’s long-term debt is as follows:

	As of December 31,
	2019	2020
Credit facility, net of amortization expenses	$627,359	$593,850
3.70% Senior Notes, net of debt amortization expenses	348,814	349,342
3.375% Senior Notes, net of debt amortization expenses	397,132	397,716
	$1,373,305	$1,340,908
Current portion	33,509	33,537
Non-current portion	1,339,796	1,307,371
Total	$1,373,305	$1,340,908

15. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2019 and 2020, the limits available were $14,307 and $14,311, respectively, of which $7,486 and $7,809 was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in note 14. Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2019 and December 31, 2020. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2019 and 2020. As of December 31, 2019 and 2020, a total of $72,098 and $252,347, respectively, was utilized, of which $70,000 and $250,000, respectively, constituted funded drawdown and $2,098 and $2,347, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the year ended December 31, 2020, the Company was in compliance with the financial covenants of the credit agreement.

16. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of December 31,
	2019	2020
Accrued employee cost	$8,824	$19,797
Earn-out consideration	15,800	5,621
Retirement benefits	13,067	11,947
Compensated absences	35,029	47,656
Derivative instruments	17,273	20,809
Contract liabilities (Note 25)	78,613	68,760
Finance lease liability	20,725	30,958
Others	19,585	32,850
	$208,916	$238,398

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans

The Company has employee benefit plans in the form of certain statutory and other programs covering its employees.

Defined benefit plans

In accordance with Indian law, the Company provides a defined benefit retirement plan (the “Gratuity Plan”) covering substantially all of its Indian employees. The Gratuity Plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The Company contributes the required funding for all ascertained liabilities to the Gratuity Plan. Trustees administer contributions made to the trust, and contributions are invested in specific designated instruments as permitted by Indian law. The Company’s overall investment strategy is to invest predominantly in fixed income funds managed by asset management companies and a small portion in equity funds. These funds further invest in debt securities such as money market instruments, government securities and public and private bonds. During the years ended December 31, 2018, 2019 and 2020, all of the plan assets were primarily invested in debt securities.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as of December 31, 2019 and 2020.

	As of December 31,
	2019	2020
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$61,448	$80,561
Service cost	8,915	11,897
Actuarial loss	12,323	6,843
Interest cost	4,667	5,297
Liabilities assumed on acquisition/ transfer of employees	96	180
Benefits paid	(7,043)	(6,388)
Plan Amendments	(405)	—
Effect of exchange rate changes	560	(730)
Projected benefit obligation at the end of the year	$80,561	$97,660
Change in fair value of plan assets
Fair value of plan assets at the beginning of the year	$39,683	$70,900
Employer contributions	35,459	24,523
Actual gain on plan assets	3,258	5,724
Actuarial gain/(loss)	387	(354)
Benefits paid	(7,379)	(6,287)
Effect of exchange rate changes	(508)	(697)
Fair value of plan assets at the end of the year	$70,900	$93,809
Funded status, end of year	$(9,661)	$(3,851)
Amounts recognized in the consolidated balance sheets
Non-current assets (recorded under other assets-others)	$4,739	$10,063
Current liabilities (recorded under accrued expenses and other current liabilities-retirement benefits)	(1,333)	(1,967)
Non-current liabilities (recorded under other liabilities- retirement benefits)	$(13,067)	$(11,947)
Funded status, end of year	$(9,661)	$(3,851)

The change in defined benefit obligation for the years ended December 31, 2019 and 2020 is largely due to changes in actuarial assumptions pertaining to discount rates.

Amounts included in accumulated other comprehensive income (loss) as of December 31, 2018, 2019 and 2020 were as follows:

	As of December 31,
	2018	2019	2020
Net actuarial loss	$(11,037)	$(21,490)	$(24,669)
Net prior service credit / (cost)	(967)	(717)	(477)
Deferred tax assets	3,451	6,171	7,065
Other comprehensive income (loss), net	$(8,553)	$(16,036)	$(18,081)

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

Changes in other comprehensive income (loss) during the year ended December 31, 2019 and 2020 were as follows:

	For the year ended December 31,
	2019	2020
Net Actuarial loss	$(11,283)	$(5,891)
Amortization of net actuarial loss	1,150	2,242
Deferred income taxes	2,720	894
Net prior service credit / (cost)	436	219
Effect of exchange rate changes	435	491
Other comprehensive income (loss), net	$(6,542)	$(2,045)

Funded status for defined benefit plans
The accumulated benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2019 and 2020 was as follows:

	As of December 31,
	2019	2020
Accumulated benefit obligation	$17,631	$15,441
Fair value of plan assets at the end of the year	$6,023	$5,446

The projected benefit obligation for defined benefit plans in excess of plan assets as of December 31, 2019 and 2020 was as follows:

	As of December 31,
	2019	2020
Projected benefit obligation	$21,659	$23,090
Fair value of plan assets at the end of the year	$7,259	$9,176

The amount of net projected benefit obligation and plan assets for all underfunded (including unfunded) defined benefit obligation plans was $14,400 and $13,914 as of December 31, 2019 and 2020, respectively, and was classified as liabilities in the consolidated balance sheets.

Net defined benefit plan costs for the years ended December 31, 2018, 2019 and 2020 include the following components:

	Year ended December 31,
	2018	2019	2020
Service costs	$7,833	$8,915	$11,897
Interest costs	3,822	4,667	5,297
Amortization of actuarial loss	806	1,384	2,461
Expected return on plan assets	(2,435)	(2,605)	(4,589)
One-time cost	—	202	—
Net defined benefit plan costs	$10,026	$12,563	$15,066

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

 Expected Contributions

The Company estimates that it will pay $9,928 in fiscal 2021 related to contributions to defined benefit plans.

The weighted average assumptions used to determine the benefit obligations of the Gratuity Plan as of December 31, 2019 and 2020 are presented below:

	As of December 31,
	2019	2020
Discount rate	6.80%-7.35%	4.45%-5.90%
Rate of increase in compensation per annum	5.20%-11.50%	5.20%-9.00%

The weighted average assumptions used to determine the Gratuity Plan costs for the years ended December 31, 2018, 2019 and 2020 are presented below:

	Year ended December 31,
	2018	2019	2020
Discount rate	7.40% - 7.60%	8.30%-8.40%	6.80%-7.35%
Rate of increase in compensation per annum	5.20% - 11.00%	5.20%-11.00%	5.20-11.50%
Expected long-term rate of return on plan assets per annum	7.50%	7.50%	7.50%

The weighted average assumptions used to determine the benefit obligations of the Mexican Plan as of December 31, 2019 and 2020 are presented below:

	As of December 31,
	2019	2020
Discount rate	7.60%	7.20%
Rate of increase in compensation per annum	5.50%	5.50%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The weighted average assumptions used to determine the costs of the Mexican Plan for the years ended December 31, 2018, 2019 and 2020 are presented below:

	Year ended December 31,
	2018	2019	2020
Discount rate	7.60%	9.40%	7.60%
Rate of increase in compensation per annum	5.50%	5.50%	5.50%

The weighted average assumptions used to determine the benefit obligations of the Philippines Plan as of December 31, 2019 and 2020 are presented below:

	As of December 31,
	2019	2020
Discount rate	5.22%	5.26%
Rate of increase in compensation per annum	6.00%	5.00%

The weighted average assumptions used to determine the costs of the Philippines Plan for the years ended December 31, 2018, 2019 and 2020 are presented below:

	Year ended December 31,
	2018	2019	2020
Discount rate	5.97%	7.53%	5.22%
Rate of increase in compensation per annum	8.00%	6.00%	6.00%
Expected long-term rate of return on plan assets per annum	4.00%	1.00%	2.40%

The weighted average assumptions used to determine the benefit obligation of the Japan Plan as of December 31, 2019 and 2020 are presented below:

	As of December 31,
	2019	2020
Discount rate	0.094%-0.271%	0.17% -0.41%
Rate of increase in compensation per annum	0.00%	0.00%

The weighted average assumptions used to determine the costs of the Japan Plan for the years ended December 31, 2018, 2019 and 2020 are presented below:

	Year ended December 31,
	2018	2019	2020
Discount rate	0.113%-0.789%	0.076%-0.269%	0.094%-0.271%
Rate of increase in compensation per annum	0.00% - 3.55%	0.00%	0.00%
Expected long-term rate of return on plan assets per annum	0.00%-1.84%	0.00%-1.77%	0.00%-1.77%

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

The fair values of the Company’s plan assets as of December 31, 2019 and 2020 by asset category are as follows:

	As of December 31, 2020
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset category
Equity	$—	$—	$—	$—
Cash	21,707	21,707	—	—
Fixed income securities (Note a)	63,444	9,611	53,833	—
Other securities (Note b)	8,658	4,423	4,235	—
Total	$93,809	$35,741	$58,068	$—

	As of December 31, 2019
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset category
Equity	$12	$12	$—	$—
Cash	11,001	11,001	—	—
Fixed income securities (Note a)	55,821	3,732	52,089	—
Other securities (Note b)	4,066	2,630	1,436	—
Total	$70,900	$17,375	$53,525	$—

(a)	Includes investments in funds that invest 100% of their assets in fixed income securities such as money market instruments, government securities and public and private bonds.
(b)	Includes investments in funds that invest primarily in fixed income securities and the remaining portion in equity securities.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The expected benefit plan payments set forth below reflect expected future service:

Year ending December 31,
2021	$12,718
2022	12,290
2023	13,879
2024	15,018
2025	15,173
2026 - 2030	80,012
$149,090

The Company’s expected benefit plan payments are based on the same assumptions that were used to measure the Company’s benefit obligations as of December 31, 2020.

Defined contribution plans

During the years ended December 31, 2018, 2019 and 2020, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Year ended December 31,
	2018	2019	2020
India	$23,877	$29,729	$30,396
U.S.	13,454	19,401	19,491
U.K.	9,619	12,312	11,543
China	17,625	18,819	17,361
Other regions	4,772	8,177	10,427
Total	$69,347	$88,438	$89,218

Deferred compensation plan

On July 1, 2018, Genpact LLC, a wholly-owned subsidiary of the Company, adopted an executive deferred compensation plan (the “Plan”). The Plan provides a select group of U.S.-based members of the Company’s executive management with the opportunity to defer from 1% to 80% of their base salary and from 1% to 100% of their qualifying bonus compensation (or such other minimums or maximums as determined by the Plan administrator from time to time) pursuant to the terms of the Plan. Participant deferrals are 100% vested at all times. The Plan also allows for discretionary supplemental employer contributions by the Company, in its sole discretion, which will be subject to a two-year vesting schedule (50% vesting on the one-year anniversary of approval of the contribution and 50% vesting on the second year anniversary of approval of the contribution) or such other vesting schedule as determined by the Company. However, no such contributions have been made by the Company to date.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

17. Employee benefit plans (Continued)

The liability for the deferred compensation plan was $10,943 and $26,390 as of December 31, 2019 and 2020, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $11,208 and $26,832 as of December 31, 2019 and 2020, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the years ended December 31, 2019 and 2020, the change in the fair value of Plan assets was $1,296 and $4,164, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the years ended December 31, 2019 and 2020, the change in the fair value of deferred compensation liabilities was $1,062 and $4,120, respectively, which is included in “selling, general and administrative expenses.”

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

Stock-based compensation costs relating to the foregoing plans during the years ended December 31, 2018, 2019 and 2020, were $48,196, $82,802 and $72,709, respectively, and have been allocated to cost of revenue and selling, general and administrative expenses.

Income tax benefits recognized in relation to stock-based compensation charges, including options, RSUs and PUs, including excess tax benefits, during the years ended December 31, 2018, 2019 and 2020 were $11,783, $18,921 and $21,832, respectively.

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

The following table shows the significant assumptions used in connection with the determination of the fair value of options granted in 2018, 2019 and 2020:

	2018	2019	2020
Dividend yield	0.95%-1.01%	0.82%-1.08%	0.89%
Expected life (in months)	84	84	84
Risk-free rate of interest for expected life	2.67% - 2.93%	1.56%- 2.63%	1.50%
Volatility	22.55% -22.73%	21.0%- 21.38%	20.96%

Volatility was calculated based on the historical volatility of the Company’s share price during a period equivalent to the estimated term of the option. The Company estimates the expected term of an option using the “simplified method,” which is based on the average of its contractual vesting term. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. Treasury bonds with a term similar to the expected term of the options. The Company paid cash dividends of $0.085 and $0.0975 per share in each quarter of fiscal 2019 and 2020, respectively.

The Company has issued, and intends to continue to issue, new common shares upon stock option exercises and the vesting of share awards under its equity-based incentive compensation plans.

A summary of stock option activity during the years ended December 31, 2018, 2019 and 2020 is set out below:

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2019
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2019	7,261,675	$23.61	6.4	$—
Granted	1,881,068	28.50	—	—
Forfeited	(85,000)	29.91	—	—
Expired	—	—	—	—
Exercised	(697,531)	15.33	—	18,724
Outstanding as of December 31, 2019	8,360,212	$25.33	6.5	$140,760
Vested as of December 31, 2019 and expected to vest thereafter (Note a)	8,006,985	$25.18	6.5	$136,017
Vested and exercisable as of December 31, 2019	3,111,039	$19.16	3.4	$71,584
Weighted average grant-date fair value of options granted during the period	$6.98

	Year ended December 31, 2020
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2020	8,360,212	$25.33	6.5	$—
Granted	431,924	43.94	—	—
Forfeited	(752,261)	30.09	—	—
Expired	—	—	—	—
Exercised	(692,634)	20.30	—	11,813
Outstanding as of December 31, 2020	7,347,241	$26.41	5.7	$110,925
Vested as of December 31, 2020 and expected to vest thereafter (Note a)	7,132,162	$26.26	5.7	$108,671
Vested and exercisable as of December 31, 2020	2,713,405	$19.40	2.6	$59,593
Weighted average grant-date fair value of options granted during the period	$9.72

(a)	Options expected to vest reflect an estimated forfeiture rate.

Cash received by the Company upon the exercise of stock options during the years ended December 31, 2018, 2019 and 2020 amounted to $10,772, $10,690 and $14,062, respectively. Tax benefits from the exercise of stock options during the years ended December 31, 2018, 2019 and 2020 were $2,473, $2,966 and $7,381 (including excess tax benefits of $2,131, $2,743 and $7,310), respectively.

As of December 31, 2020, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $18,352, which will be recognized over the weighted average remaining requisite vesting period of 2.9 years.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

A summary of RSU activity during the years ended December 31, 2018, 2019 and 2020 is set out below:

	Year ended December 31, 2018
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	1,605,251	$26.17
Granted	484,427	30.13
Vested (Note b)	(358,697)	25.53
Forfeited	(201,982)	27.09
Outstanding as of December 31, 2018	1,528,999	$27.45
Expected to vest (Note a)	1,360,048

	Year ended December 31, 2019
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019	1,528,999	$27.45
Granted	470,939	37.58
Vested (Note c)	(672,025)	26.84
Forfeited	(66,207)	30.43
Outstanding as of December 31, 2019	1,261,706	$31.41
Expected to vest (Note a)	1,149,286
	Year ended December 31, 2020
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	1,261,706	$31.41
Granted	296,332	40.40
Vested (Note d)	(640,212)	28.28
Forfeited	(57,518)	37.35
Outstanding as of December 31, 2020	860,308	$36.44
Expected to vest (Note a)	762,877

(a)	RSUs expected to vest reflect an estimated forfeiture rate.
(b)

261,260 RSUs that vested during the period were net settled upon vesting by issuing 175,505 shares (net of minimum statutory tax withholding). 52,875 RSUs vested in the year ended December 31, 2017, 52,405 shares in respect of which were issued in 2019 after withholding shares to the extent of minimum statutory withholding taxes. 44,562 RSUs vested in the year ended December 31, 2018, shares in respect of which 44,165 shares were issued in 2020 after withholding shares to the extent of minimum statutory withholding taxes.

(c)

637,933 RSUs that vested during the period were net settled upon vesting by issuing 521,707 shares (net of minimum statutory tax withholding). 34,092 RSUs vested in the year ended December 31, 2019, shares in respect of which will be issued in 2021 after withholding shares to the extent of minimum statutory withholding taxes        .

(d)

 590,699 RSUs that vested during the period were net settled upon vesting by issuing 385,197 shares (net of minimum statutory tax withholding). 49,513 RSUs vested in the year ended December 31, 2020, shares in respect of which will be issued in 2021 after withholding shares to the extent of minimum statutory withholding taxes.

52,482 RSUs vested in the year ended December 31, 2016, 52,055 shares in respect of which were issued in 2018 after withholding shares to the extent of minimum statutory withholding taxes.

As of December 31, 2020, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $16,433, which will be recognized over the weighted average remaining requisite vesting period of 2.1 years.

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

A summary of PU activity during the years ended December 31, 2018, 2019 and 2020 is set out below:

	Year ended December 31, 2018
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2018	2,900,940	$24.40	2,900,940
Granted	1,682,740	30.62	3,365,480
Vested (Note b)	(1,087,751)	22.73	(1,087,751)
Forfeited	(258,237)	26.03	(305,737)
Adjustment upon final determination of level of performance goal achievement (Note c)	474,800	30.68
Adjustment upon final determination of level of performance goal achievement (Note d)			(1,160,530)
Outstanding as of December 31, 2018	3,712,402	$28.40	3,712,402
Expected to vest (Note a)	3,261,069

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

	Year ended December 31, 2019
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2019	3,712,402	$28.40	3,712,402
Granted	1,579,109	34.68	3,158,218
Vested (Note e)	(3,276)	27.47	(3,276)
Forfeited	(248,031)	29.04	(278,755)
Adjustment upon final determination of level of performance goal achievement (Note f)	1,018,260	34.72
Adjustment upon final determination of level of performance goal achievement (Note g)			(530,125)
Outstanding as of December 31, 2019	6,058,464	$31.07	6,058,464
Expected to vest (Note a)	5,507,640
	Year ended December 31, 2020
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2020	6,058,464	$31.07	6,058,464
Granted	1,253,766	42.49	2,507,532
Vested (Note h)	(1,496,377)	25.21	(1,496,377)
Forfeited	(539,670)	33.77	(560,867)
Adjustment upon final determination of level of performance goal achievement (Note i)	(399,987)	42.60
Adjustment upon final determination of level of performance goal achievement (Note j)			(1,632,556)
Outstanding as of December 31, 2020	4,876,196	$34.56	4,876,196
Expected to vest (Note a)	4,573,356

(a)	PUs expected to vest are based on the probable achievement of the performance targets after considering an estimated forfeiture rate.
(b)	Vested PUs were net settled upon vesting by issuing 691,958 shares (net of minimum statutory tax withholding).
(c)

Represents a 28.77% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2018, partially offset by an adjustment made in March 2018 to the number of shares subject to the PUs granted in 2017 upon certification of the level of achievement of the performance targets underlying such awards.

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

(e)	Vested PUs were net settled upon vesting by issuing 2,151 shares (net of minimum statutory tax withholding).
(f)

Represents a 66.67% increase in the number of target shares expected to vest as a result of achievement of higher-than-target performance for PUs granted in 2019 partially offset by an adjustment made in March 2019 to the number of shares subject to the PUs granted in 2018 upon certification of the level of achievement of the performance targets underlying such awards.

(g)

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

18. Stock-based compensation (Continued)

(h)	Vested PUs were net settled upon vesting by issuing 902,532 shares (net of minimum statutory tax withholding).
(i)

Represents a 32.98% decrease in the number of target shares expected to vest as a result of achievement of lower-than-target performance for PUs granted in 2020, partially offset by an adjustment made in March 2020 to the number of shares subject to the PUs granted in 2019 upon certification of the level of achievement of the performance targets underlying such awards.

(j)

Represents the difference between the maximum number of shares achievable and the number of shares expected to vest under the PU awards granted in 2020 based on the level of achievement of the performance goals. Also includes an adjustment made in March 2020 to the number of shares subject to the PUs granted in 2019 upon certification of the level of achievement of the performance targets underlying such awards.

As of December 31, 2020, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $51,014, which will be recognized over the weighted average remaining requisite vesting period of 1.5 years.

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

During the years ended December 31, 2018, 2019 and 2020, 245,467, 264,440 and 315,245 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation—Stock Compensation. The compensation expense for the ESPP during the years ended December 31, 2018, 2019 and 2020 was $802, $1,083 and $1,299, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

19. Capital stock

The Company’s authorized capital stock as of December 31, 2019 and 2020 consisted of 500 million common shares with a par value of $0.01 per share, and 250 million preferred shares with a par value of $0.01 per share. There were 190,118,181 and 189,045,661 common shares, and no preferred shares, issued and outstanding as of December 31, 2019 and 2020, respectively.

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

Share Repurchases

The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $1,250,000 under the Company’s existing share repurchase program as of December 31, 2020. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the years ended December 31, 2018, 2019 and 2020, the Company repurchased 4,921,192, 766,154 and 3,412,293 of its common shares, respectively, on the open market at a weighted average price of $31.30, $39.16 and $40.16 per share, respectively, for an aggregate cash amount of $154,058, $30,000 and $137,044, respectively. In 2017, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC to repurchase Company common shares for an aggregate purchase price of $200,000. The Company received the delivery of 6,928,953 and 163,975 of its common shares under the ASR agreement during the years ended December 31, 2017 and 2018, respectively. The weighted average price per share of the common shares delivered was $28.20. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the years ended December 31, 2018, 2019 and 2020, $98, $15 and $68, respectively, was deducted from retained earnings in direct costs related to share repurchases.

$136,998 remained available for share repurchases under our existing share repurchase program as of December 31, 2020. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date.

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

On February 6, 2020, the Company announced that its Board of Directors had approved a 15% increase in its quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing an annual dividend of $0.39 per common share, up from $0.34 per share in 2019, payable to holders of the Company’s common shares. On March 18, 2020, June 26, 2020, September 23, 2020 and December 23, 2020, the Company paid dividends of $0.0975 per share, amounting to $18,543, $18,595, $18,637 and $18,437 in the aggregate, to shareholders of record as of March 9, 2020, June 11, 2020, September 11, 2020 and December 9, 2020, respectively.

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

The number of stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 2,410,230, 1,809,069 and 1,182,572 for the years ended December 31, 2018, 2019 and 2020, respectively.

	Year ended December 31,
	2018	2019	2020
Net income available to Genpact Limited common shareholders	$282,019	$304,881	$308,276
Weighted average number of common shares used in computing basic earnings per common share	190,674,740	190,074,475	190,396,780
Dilutive effect of stock-based awards	3,305,298	5,086,380	5,384,191
Weighted average number of common shares used in computing dilutive earnings per common share	193,980,038	195,160,855	195,780,971
Earnings per common share attributable to Genpact Limited common shareholders
Basic	$1.48	$1.60	$1.62
Diluted	$1.45	$1.56	$1.57

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

21. Other operating (income) expense, net

Other operating (income) expense, net consists of the following:

	Year ended December 31,
	2018	2019	2020
Write-down of intangible assets and property, plant and equipment*	$4,265	$3,511	$14,083
Write-down of operating lease right-of-use assets and other assets**	—	—	18,084
Change in fair value of earn out consideration and deferred consideration (relating to business acquisitions)	(5,655)	—	(7,790)
Other operating (income) expense#	(455)	(34,545)	(5,046)
Other operating (income) expense, net	$(1,845)	$(31,034)	$19,331

* Refer to Notes 10 and 29 for additional information about other operating (income) expense, net for the year ended December 31, 2020.

** Of the total write-down, $10,244 pertains to restructuring charges for the year ended December 31, 2020. No such charges were recorded for the years ended December 31, 2018 and 2019. Refer to Notes 12 and 29 for additional details.

# Includes gain of $31,380 for the year ended December 31, 2019 on land rights transferred to a third-party real estate developer in exchange for an interest in commercial property being developed on the land.

22. Interest income (expense), net

Interest income (expense), net consists of the following:

	Year ended December 31,
	2018	2019	2020
Interest income	$11,388	$7,321	$7,284
Interest expense	(48,507)	(50,779)	(56,244)
Interest income (expense), net	$(37,119)	$(43,458)	$(48,960)

23. Income taxes

Income tax expense (benefit) for the years ended December 31, 2018, 2019 and 2020 is allocated as follows:

	Year ended December 31,
	2018	2019	2020
Income from continuing operations	$80,763	$94,536	$92,201
Other comprehensive income:
Unrealized gains (losses) on cash flow hedges	(6,647)	(4,058)	(3,327)
Retirement benefits	(1,407)	(2,720)	(894)
Retained earnings:
Reclassification from AOCI on early adoption of ASU 2018-02	2,265	—	—
Deferred tax expense recognized on adoption of ASU 2014-09	5,303	—	—
Deferred tax benefit recognized on adoption of ASU 2016-13	—	—	(935)
Accumulated other comprehensive income:
Reclassification to retained earnings on early adoption of ASU 2018-02	(2,265)	—	—

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

23. Income taxes (Continued)

The components of income before income tax expense from continuing operations are as follows:

	Year ended December 31,
	2018	2019	2020
Domestic (U.S.)	$49,986	$27,783	$122,497
Foreign (other than U.S.)	312,035	371,634	277,980
Income before income tax expense	$362,021	$399,417	$400,477

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Year ended December 31,
	2018	2019	2020
Current tax expense:
Domestic (U.S. federal)	$6,466	$2,854	$23,668
Domestic (U.S. state)	3,508	3,908	10,765
Foreign (other than U.S.)	64,735	104,089	80,355
	$74,709	$110,851	$114,788
Deferred tax expense (benefit):
Domestic (U.S. federal)	$6,577	$2,669	$(7,329)
Domestic (U.S. state)	(1,176)	(1,679)	(3,770)
Foreign (other than U.S.)	653	(17,305)	(11,488)
	$6,054	$(16,315)	$(22,587)
Total income tax expense (benefit)	$80,763	$94,536	$92,201

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes as a result of the following:

	Year ended December 31,
	2018	2019	2020
Income before income tax expense	$362,021	$399,417	$400,477
Statutory tax rates	21%	21%	21%
Computed expected income tax expense	76,024	83,878	84,100
Increase (decrease) in income taxes resulting from:
Foreign tax rate differential	23,373	34,566	16,295
Tax benefit from tax holiday	(23,003)	(21,393)	(16,063)
Non-deductible expenses	3,245	2,152	372
Effect of change in tax rates	(147)	6,497	453
Change in valuation allowance	27,826	10,515	142,733
Unrecognized tax benefits	3,008	5,502	3,228
Employment related tax incentive	(3,243)	(5,239)	—
Internal restructuring	(2,859)	—	(129,688)
State taxes	2,332	2,229	6,995
Excess tax benefit on share-based compensation	(2,131)	(2,743)	(7,310)
Others*	(23,662)	(21,428)	(8,914)
Reported income tax expense (benefit)	$80,763	$94,536	$92,201

*Following the transfer/closure of certain affiliated entities, deferred tax liabilities recorded against the outside basis difference were reversed amounting to $18,510 and $3,782 during the years ended December 31, 2018 and 2019. Additionally, during the years ended December 31, 2019 and 2020, the Company created a deferred tax asset on the impairment of one of its intercompany investments for income tax purposes amounting to $8,069 and $8,384. It was not more likely than not that the resulting net deferred tax asset would be realized. Therefore, a full valuation allowance was established.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

23. Income taxes (Continued)

A portion of the profits of the Company’s operations is exempt from income tax in India.  One of the Company’s Indian subsidiaries has certain units eligible for a tax holiday as a special economic zone unit in respect of 100% of the export profits it generates for a period of 5 years from commencement, 50% of such profits for the next 5 years (year 6 to year 10 from commencement) and 50% of the profits for an additional period of 5 years (year 11 to year 15 from commencement), subject to the satisfaction of certain capital investment requirements. The tax holidays for the Company’s existing special economic zone units will begin to expire on March 31, 2022 and will have fully expired on March 31, 2035, assuming the Company satisfies the capital investment requirements.

During the year ended December 31, 2019, the Indian tax authorities introduced a new tax regime under which a Company can elect to pay taxes at a lower tax rate by forgoing certain deductions and exemptions, including SEZ exemptions. The Company currently expects to elect out of applicable Indian tax holidays to benefit from the reduced tax rate after March 31, 2021.

The effect of the Indian tax holiday on both basic and diluted earnings per share was $0.12, $0.11 and $0.08, respectively, for the years ended December 31, 2018, 2019 and 2020.

The components of the Company’s deferred tax balances as of December 31, 2019 and 2020 are as follows:

	As of December 31,
	2019	2020
Deferred tax assets
Net operating loss carryforwards	$66,448	$37,278
Accrued expenses and other liabilities	50,678	70,634
Provision for doubtful debts	10,583	9,930
Property, plant and equipment and right-of-use assets, net	11,569	14,394
Share-based compensation	30,192	35,424
Intangible assets, net	2,640	165,347
Retirement benefits	11,332	14,761
Contract liabilities	4,437	6,080
Tax credit carryforwards	10,739	8,692
Others	10,294	14,619
Gross deferred tax assets	$208,912	$377,159
Less: Valuation allowance	(62,628)	(206,011)
Total deferred tax assets	$146,284	$171,148
Deferred tax liabilities
Intangible assets, net	$24,819	$21,884
Property, plant and equipment, net	6,067	3,700
Deferred cost	2,665	1,178
Investments in foreign subsidiaries not indefinitely reinvested	1,401	2,726
Derivative instruments	2,722	2,810
Goodwill	11,793	18,649
Others	11,092	15,043
Total deferred tax liabilities	$60,559	$65,990
Net deferred tax asset	$85,725	$105,158

	As of December 31,
Classified as	2019	2020
Deferred tax assets non-current	$89,715	$106,674
Deferred tax liabilities non-current	$3,990	1,516
	$85,725	$105,158

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

23. Income taxes (Continued)

The change in the Company’s total valuation allowance for deferred tax assets as of December 31, 2018, 2019 and 2020 is as follows:

	Year ended December 31,
	2018	2019	2020
Opening valuation allowance	$24,549	$51,986	$62,628
Reduction during the year	(2,307)	(4,240)	(35,662)
Addition during the year	29,744	14,882	179,045
Closing valuation allowance	$51,986	$62,628	$206,011

During the year ended December 31, 2020, the Company undertook an internal restructuring that involved the transfer of certain marketing intangibles between its Luxembourg subsidiaries for a total of $650,000. The Company had net operating loss carryforwards with a full valuation allowance from prior years that were used to offset the Luxembourg taxable income arising from such transfer.  The tax benefits resulting from the step-up of the tax basis of the intangibles transferred are not expected to be realized and a full valuation allowance has been recorded to reduce the deferred tax balances. Accordingly, this internal restructuring did not have any impact on the Company’s income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible.

Management considers the scheduled reversal of deferred tax liabilities and projected taxable income in making this assessment. In order to fully realize a deferred tax asset, the Company must generate future taxable income prior to the expiration of the deferred tax asset under applicable law. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of its deductible differences and carryforwards, net of the existing valuation allowances as of December 31, 2020. The amount of the Company’s deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

For the years ended December 31, 2018, 2019 and 2020, the Company recognized net excess tax benefits on share-based compensation of $2,131, $2,743 and $7,310, respectively, in income tax expense attributable to continuing operations.

As of December 31, 2020, the Company’s deferred tax assets related to net operating loss carryforwards of $143,521 amounted to $33,551 (excluding state net operating losses). Net operating losses of subsidiaries in the United Kingdom, Israel, South Africa, Hong Kong, Germany, Austria, the United States (for 2019) and Luxembourg (for 2016 and prior years) amounted to $53,881 and can be carried forward for an indefinite period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

23. Income taxes (Continued)

The Company’s remaining operating loss carryforwards expire as set forth in the table below:

	US - Federal	Europe	Others
Year ending December 31,
2021	—	673	544
2022	—	2,575	305
2023	—	727	1,199
2024	—	1,381	2,534
2025	—	4,955	1
2034	—	18,820	—
2035	—	7,357	—
2036	—	48,086	—
2037	222	—	—
2040	—	—	261
	$222	$84,574	$4,844

In the table above, “Europe” includes net operating losses of subsidiaries in Poland, the Czech Republic, Hungary, Slovakia, Latvia, Luxembourg and Portugal, while “Others” includes net operating losses of subsidiaries in Japan, Philippines, China and Canada.

As of December 31, 2020, the Company had additional deferred tax assets for U.S. state and local tax loss carryforwards amounting to $3,727 with varying expiration periods, most of which are between 2021 and 2039.

As of December 31, 2020, the Company had a total foreign tax credit carryforward of $8,692 for subsidiaries in the United States, India and the Philippines, which will expire as set forth in the table below:

Year ending December 31,	Amount
2021	$132
2029	90
2033	4,846
2034	3,300
2035	324
$8,692

With exceptions, the Company has not accrued any income, distribution or withholding taxes that would arise if the undistributed earnings of the Company’s foreign (non-Bermuda) subsidiaries that cannot be repatriated in a tax-free manner were to be repatriated. Due to the Company’s changing corporate structure, the various methods that are available to repatriate earnings and uncertainty relative to the applicable taxes at the time of repatriation, it is not practicable to determine the amount of tax that would be imposed upon repatriation. If undistributed earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings at that time.

As of December 31, 2020, $666,054 of the Company’s $680,440 in cash and cash equivalents was held by the Company’s foreign (non-Bermuda) subsidiaries. $12,220 of this cash is held by foreign subsidiaries for which the Company expects to incur and has accrued a deferred tax liability on the repatriation of $16,400 of retained earnings. $653,834 of the Company’s cash and cash equivalents is either held as retained earnings by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation or is being indefinitely reinvested.

The Company reports its gain/loss on derivatives designated as cash flow hedges, actuarial gain/loss on retirement benefits and currency translation adjustment, net of income taxes to the extent applicable, in AOCI.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

23. Income taxes (Continued)

In the quarter ended March 31, 2018, the Company elected to early adopt ASU 2018-02, effective January 1, 2018, and made an election to reclassify the stranded income tax effects of the Tax Cuts and Jobs Act (the “Tax Act’’) from AOCI to retained earnings for all items of AOCI. The Company elected to adopt the new guidance at the beginning of 2018. Accordingly, a stranded tax effect in AOCI of $2,265 resulting from the Tax Act has been adjusted through retained earnings.

In June 2016, the FASB issued ASU No. 2016-13, requiring measurement and recognition of expected credit losses for financial assets held by the Company. In the quarter ended March 31, 2020, the Company adopted this ASU, effective January 1, 2020, and accordingly recorded deferred tax assets of $935 through retained earnings.

The following table summarizes activities related to our unrecognized tax benefits from January 1 to December 31 for each of 2019 and 2020:

	2019	2020
Opening balance at January 1	$26,722	$31,029
Increase related to prior year tax positions, including recorded in acquisition accounting	1,684	2,875
Decrease related to prior year tax positions	(1,232)	(1,309)
Decrease related to prior year tax position due to lapse of applicable statute of limitation	(135)	(287)
Increase related to current year tax positions, including recorded in acquisition accounting	4,270	2,454
Decrease related to settlements with tax authorities	—	(317)
Effect of exchange rate changes	(280)	(145)
Closing balance at December 31	$31,029	$34,300

As of December 31, 2019 and 2020, the Company had unrecognized tax benefits amounting to $29,835 and $34,300, respectively, which, if recognized, would impact the effective tax rate.

As of December 31, 2019 and 2020, the Company had accrued $5,812 and $6,369, respectively, in interest and $1,048 and $900, respectively, for penalties relating to unrecognized tax benefits.

During the years ended December 31, 2018, 2019 and 2020, the Company recognized $467, $826 and $662, respectively, in interest on unrecognized tax benefits.

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

With certain immaterial exceptions, the Company is no longer subject to U.S. federal, state and local or other U.S. income tax examinations by taxing authorities for years prior to 2017. The Company’s subsidiaries in India and China are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2012 and January 1, 2010, respectively. The Company regularly reviews the likelihood of additional tax assessments and adjusts its unrecognized tax benefits as additional information or events require.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

24. Segment reporting

The Company’s reportable segments are as follows: (1) Banking, Capital Markets and Insurance (BCMI); (2) Consumer Goods, Retail, Life Sciences and Healthcare (CGRLH); and (3) High Tech, Manufacturing and Services (HMS).

The Company has restated segment information for the year ended December 31, 2018 presented herein to conform to the current presentation. This change in segment presentation does not affect the Company's consolidated statements of income, balance sheets or statements of cash flows.

The Company’s Chief Executive Officer, who has been identified as the CODM, reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations, which is a non-GAAP measure. The Company does not allocate and therefore the CODM does not evaluate foreign exchange gain/(losses), interest income/(expense), restructuring expenses, acquisition-related expenses, stock-based compensation, amortization and impairment of intangible assets and income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total Company basis, not by operating segment, and therefore information about assets, liabilities and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.

Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segments	Others*	Total
Revenues, net	1,079,193	1,264,654	1,388,826	3,732,673	(23,296)	3,709,377
Adjusted income from operations	132,939	197,197	244,166	574,302	14,506	588,808
Stock-based compensation						(74,008)
Amortization and impairment of acquired intangible assets (other than included above)						(43,648)
Acquisition-related expenses						(2,650)
Foreign exchange gains (losses), net						7,482
Interest income (expense), net						(48,960)
Restructuring expenses (refer (a) below and Note 29)						(26,547)
Income tax expense						(92,201)
Net income attributable to Genpact Limited shareholders						308,276

(a) We do not allocate these charges to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are included in our segment reporting as “unallocated costs.”

*Adjusted income from operations for “Others” primarily represents the impact of over-absorption of overhead, unallocated allowances for credit losses, impairments related to operating ROU assets and property, plant and equipment, and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

24. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2019 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segments	Others**		Total
Revenues, net	1,078,844	1,107,534	1,348,635	3,535,013		(14,470)	3,520,543
Adjusted income from operations	115,998	161,515	238,129	515,642	43,199	#	558,841
Stock-based compensation							(83,885)
Amortization and impairment of acquired intangible assets (other than included above)							(31,458)
Acquisition-related expenses							(8,352)
Foreign exchange gains (losses), net							7,729
Interest income (expense), net							(43,458)
Income tax expense							(94,536)
Net income attributable to Genpact Limited shareholders							304,881

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

Revenues and adjusted income from operations for each of the Company’s segments for the year ended December 31, 2018 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segments	Others***	Total
Revenues, net	1,079,673	903,225	1,005,070	2,987,968	12,822	3,000,790
Adjusted income from 0perations	148,712	116,705	177,209	442,626	30,688	473,314
Stock-based compensation						(48,998)
Amortization and impairment of acquired intangible assets (other than included above)						(37,292)
Acquisition-related expenses						(2,362)
Foreign exchange gains (losses), net						15,239
Interest income (expense), net						(37,119)
Income tax expense						(80,763)
Net income attributable to Genpact Limited shareholders						282,019

***Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. AOI for “Others” primarily represents government incentives and the impact of foreign exchange fluctuations which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

24. Segment reporting (Continued)

Revenues from a single customer in the Company’s HMS segment comprised 9%, 14% and 12% of the Company’s consolidated total net revenues in 2018, 2019 and 2020, respectively.

Net revenues from geographic areas based on the location of the Company’s service delivery centers are as follows. A portion of net revenues attributable to India consists of net revenues for services performed by delivery centers in India or at clients’ premises outside of India by business units or personnel normally based in India.

	Year ended December 31,
	2018	2019	2020
India	$1,739,455	$1,890,897	$1,851,347
Asia, other than India	327,462	356,726	461,839
North and Latin America	641,716	863,748	1,007,635
Europe	292,157	409,172	388,556
Total net revenues	$3,000,790	$3,520,543	$3,709,377

Property, plant and equipment, net by geographic region are as follows:

	As of December 31,
	2019	2020
India	$161,227	$157,129
Asia, other than India	17,212	16,790
North and Latin America	58,499	44,934
Europe	17,097	12,269
Total	$254,035	$231,122

25. Net Revenues

Disaggregation of revenue

In the following tables, the Company’s revenue is disaggregated by customer classification:

	Year ended December 31,
	2018	2019	2020
GE	$268,210	$478,091	$458,850
Global Clients	2,732,580	3,042,452	3,250,527
Total net revenues	$3,000,790	$3,520,543	$3,709,377

All revenue from GE is included in revenue from the HMS segment, and the remainder of revenue from the HMS segment consists of revenue from Global Clients. All of the segment revenue from both the BCMI and CGRLH segments consists of revenue from Global Clients. Refer to Note 24 for details on net revenues attributable to each of the Company’s segments.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Net Revenues (Continued)

The Company has evaluated the impact of the COVID-19 pandemic on the Company’s net revenues for the year ended December 31, 2020 to ensure that revenue is recognized after considering all impacts to the extent currently known. Impacts observed include constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or significant travel restrictions, penalties relating to breaches of service level agreements, and contract terminations or contract performance delays initiated by clients. The Company’s net revenues for the year ended December 31, 2020 were lower than expected before the onset of the pandemic, primarily due to delays in obtaining client approvals to shift to a virtual, work-from-home operating environment, whether as a result of regulatory constraints or due to privacy or security concerns. The Company’s net revenues from various service lines, including transformation services, in the year ended December 31, 2020 were also lower than originally expected before the onset of the pandemic due to adverse market developments related to the pandemic, resulting in instances of delays or cancellations of new projects and orders. Due to the nature of the pandemic, the Company will continue to monitor developments to identify significant uncertainties relating to revenue in future periods.

Contract balances

Accounts receivable include amounts for services that the Company has performed but for which payment has not been received. The Company typically follows a 30-day billing cycle and, as such, at any point in time may have accrued up to 30 days of revenues that have not been billed. The Company has determined that in instances where the timing of revenue recognition differs from the timing of invoicing, the related contracts generally do not include a significant financing component. See Note 5 for details on the Company’s accounts receivable and allowance for credit losses.

The following table shows the details of the Company’s contract balances:

	As of December 31,
	2019	2020
Contract assets (Notes a)	$40,346	$15,805
Contract liabilities (Note b)
Deferred transition revenue	$131,108	$130,804
Advance from customers	$44,818	$92,673

(a)Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

(b)Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.

Contract assets represent the contract acquisition fees or other upfront fees paid to a customer. Such costs are amortized over the expected period of benefit and recorded as an adjustment to the transaction price and deducted from revenue. The Company’s assessment did not indicate any significant impairment losses on its contract assets for the periods presented.

Contract liabilities include that portion of revenue for which payments have been received in advance from customers. The Company also defers revenues attributable to certain process transition activities for which costs have been capitalized by the Company as contract fulfillment costs. Consideration received from customers, if any, relating to such transition activities is also included as part of contract liabilities. The contract liabilities are included within “Accrued expenses and other current liabilities” and “Other liabilities” in the consolidated balance sheets. The revenues are recognized as (or when) the performance obligation is fulfilled under the contract with the customer.

Changes in the Company’s contract asset and liability balances during the year ended December 31, 2019 and 2020 were a result of normal business activity and not materially impacted by any other factors.

Revenue recognized during the year ended December 31, 2019 and 2020 that was included in the contract liabilities balance at the beginning of the period was $72,285 and $102,893, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

25. Net Revenues (Continued)

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of December 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$223,477	$154,717	$54,471	$11,949	$2,340

The following table provides details of the company’s contract cost assets:

	As of December 31,
	2019		2020
	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$25,891	$134,302	$35,366	$170,132
Closing balance	35,366	170,132	33,390	192,507
Amortization	17,684	70,001	19,960	68,770

26. Related party transactions

The Company has from time to time entered into related party transactions with non-consolidating affiliates and Bain Capital Investors, LLC (“Bain”), which was an affiliate of significant shareholders of the Company until November 2019. During the year ended December 31, 2019, Bain’s affiliates sold their remaining shares in the Company and Bain is no longer a related party, and the Company also has sold its investments in non-consolidating affiliates. Accordingly, transactions between the Company, its non-consolidating affiliates and Bain are no longer presented as related party transactions for the year ended December 31, 2020. The value of related party transactions entered into during the year ended December 31, 2018, 2019 and 2020 was not significant.

27. Other Income (expense), net

Other income (expense), net consists of following:

	Year ended December 31,
	2018	2019	2020
Government incentives	$36,099	$3,976	$—
Other income (expense)	(338)	1,810	3,238
Other Income (expense), net	$35,761	$5,786	$3,238

28. Commitments and contingencies

Capital commitments

As of December 31, 2019 and 2020, the Company has committed to spend $5,368 and $5,128, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of such purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $9,585 and $10,156 as of December 31, 2019 and 2020, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purposes of maintaining a bonded warehouse. These guarantees may be revoked by the government agencies if they suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

Contingency

In February 2019, there was a judicial pronouncement in India with respect to defined contribution benefit payments interpreting certain statutory defined contribution obligations of employees and employers. It is not currently clear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation would result in an increase in contributions payable by the Company for past periods for certain of its India-based employees. There are numerous interpretative challenges concerning the retrospective application of the judgment. Due to such challenges and a lack of interpretive guidance and based on legal advice the Company has obtained on the matter, it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make. Accordingly, the Company plans to obtain further clarity and will evaluate the amount of a potential provision, if any.

Beginning in the second quarter of 2020, the Indian taxing authorities (“ITA”) began to challenge or reject the Company’s Indian GST and service tax refunds. In total, refunds of $15,965 have been denied or challenged by the ITA and additional refunds may be denied.

The Company had requested these refunds pursuant to the tax exemption available for exports under the previous Indian service tax regime as well as the current Indian GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refunds, the ITA have taken the position that the services provided are local services, which interpretation, if correct, would make the service tax and GST exemption on exports unavailable to the Company in respect of such services. The Company is pursuing appeals before relevant appellate authorities. The Company believes that the denial of the refunds claimed pursuant to the service tax and GST exemption is incorrect and that the risk that the liability will materialize is remote. Accordingly, no reserve has been provided as of December 31, 2020.

An affiliate of the Company in India received an assessment order in 2016 seeking to assess tax amounting to $111,061 (including interest to the date of the order) on certain transactions that occurred in 2013. This amount excludes penalty or interest accrued since the date of the order. The Company filed an appeal against this assessment order with the Commissioner Income Tax (Appeals), the first tax appellant authority in India, which ruled against the Company. Subsequently, the Company filed an appeal with the Income Tax Appellate Tribunal of India (“Tribunal”). The Tribunal has accepted the legal arguments raised by the Company and the assessment order has been cancelled. The taxes paid under protest amounting to $27,341 are yet to be refunded to the Company. The Indian tax authorities may appeal the order of the Tribunal before higher appellate authorities. Based on its evaluation of the facts underlying the transaction and legal advice received, the Company believes that it is more likely than not that this transaction would not be subject to tax liability in India. Accordingly, no reserve has been provided as of December 31, 2020.

In September 2020, the Indian Parliament approved the Code on Social Security, 2020 (the “Code”), which will impact the Company’s contributions to its defined contribution and defined benefit plans for employees based in India. The date the changes will take effect is not yet known and the rules for quantifying the financial impact have not yet been published. The Company will evaluate the impact of the Code on the Company in its financial statements for the period in which the Code becomes effective and the related rules are published.

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

Of the total recorded restructuring charges of $26,547, $11,152 was a non-cash charge (including $908 related to writing down certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises as a result of the Company’s consolidation of underutilized office premises due to lower demand or shifting to a work-from-home model. The Company made efforts to sublease certain office premises instead of abandoning them, but due to the COVID-19 pandemic and the related widespread adoption of work-from-home practices by many businesses worldwide, the Company has been unable to sublease such premises to date and it is unlikely that the Company will be able to sublease any such premises in the foreseeable future. The Company also recorded a severance charge of $15,395 in personnel expense as a result of a focused reduction in its workforce. No further restructuring costs were incurred related to this restructuring plan subsequent to third quarter of 2020.

30. Quarterly financial data (unaudited)

	Three months ended				Year ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
Total net revenues	$923,192	$900,094	$935,523	$950,568	$3,709,377
Gross profit	$318,421	$306,202	$329,694	$336,923	$1,291,240
Income from operations	$110,658	$90,364	$124,642	$113,053	$438,717
Income before equity method investment activity, net and income tax expense	$110,559	$79,147	$110,443	$100,328	$400,477
Net income	$85,698	$62,161	$85,435	$74,982	$308,276
Earnings per common share
Basic	$0.45	$0.33	$0.45	$0.40	$1.62
Diluted	$0.44	$0.32	$0.43	$0.38	$1.57
Weighted average number of common shares used in computing earnings per common share
Basic	190,626,757	190,541,148	190,949,108	189,470,107	190,396,780
Diluted	196,532,513	195,112,549	196,655,140	194,823,683	195,780,971

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(In thousands, except per share data and share count)

30. Quarterly financial data (unaudited) (Continued)

	Three months ended				Year ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019
Total net revenues	$809,206	$881,799	$888,799	$940,739	$3,520,543
Gross profit	$290,069	$310,555	$315,140	$310,091	$1,225,855
Income from operations	$90,072	$106,202	$113,584	$119,518	$429,376
Income before equity method investment activity, net and income tax expense	$79,320	$94,970	$110,794	$114,349	$399,433
Net income	$60,841	$73,722	$88,120	$82,198	$304,881
Earnings per common share
Basic	$0.32	$0.39	$0.46	$0.43	$1.60
Diluted	$0.31	$0.38	$0.45	$0.42	$1.56
Weighted average number of common shares used in computing earnings per common share
Basic	189,451,845	190,163,359	190,599,049	190,083,647	190,074,475
Diluted	193,394,208	194,766,047	195,890,841	196,592,325	195,160,855

31. Subsequent Events

Share Repurchase

Pursuant to its share repurchase program, the Company repurchased 929,895 of its common shares on the open market between January 1, 2021 and February 5, 2021 at a weighted average price of $40.45 per share for an aggregate cash amount of $37,611.

In February 2021, the Company’s board of directors authorized a $500,000 increase to its existing $1,250,000 share repurchase program, first announced in February 2015, bringing the total authorization under the Company’s existing share repurchase program to $ 1,750,000.

Dividend

In February 2021, the Company announced that its Board of Directors has approved a 10% increase in its quarterly cash dividend, representing a planned annual dividend of $0.43 per common share, increased from $0.39 per common share in 2020. The Board of Directors also declared a dividend for the first quarter of 2021 of $0.1075 per common share, which will be paid on March 19, 2021 to shareholders of record as of the close of business on March 10, 2021. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPACT LIMITED

By:	/s/ N.V. Tyagarajan
N.V. Tyagarajan
President and Chief Executive Officer

Date: March 1, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ N.V. Tyagarajan	President, Chief Executive Officer and Director (Principal Executive Officer)
N.V. Tyagarajan

/s/ Edward J. Fitzpatrick	Chief Financial Officer (Principal Financial and Accounting Officer)
Edward J. Fitzpatrick

/s/Ajay Agrawal	Director
Ajay Agrawal

/s/ Stacey Cartwright	Director
Stacey Cartwright

/s/ Laura Conigliaro	Director
Laura Conigliaro

/s/ Carol Lindstrom	Director
Carol Lindstrom

/s/ James C. Madden	Director
James C. Madden

/s/ CeCelia Morken	Director
CeCelia Morken

/s/ Mark Nunnelly	Director
Mark Nunnelly

/s/ Brian Stevens	Director
Brian Stevens

/s/ Mark Verdi	Director
Mark Verdi