Form 10-Q
period 2021-03-31
Genpact LTD
filed 2021-05-10
CIK 1398659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2021

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission file number: 001-33626

GENPACT LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Canon’s Court

22 Victoria Street

Hamilton HM 12

Bermuda

(441) 298-3300

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

As of May 4, 2021, there were 187,316,339 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data and share count)

	Notes	As of December 31, 2020	As of March 31, 2021
Assets
Current assets
Cash and cash equivalents	4	$680,440	$644,002
Accounts receivable, net of allowance for credit losses of $27,707 and $28,290 as of December 31, 2020 and March 31, 2021, respectively	5	881,020	886,223
Prepaid expenses and other current assets	8	187,408	181,405
Total current assets		$1,748,868	$1,711,630

Property, plant and equipment, net	9	231,122	218,173
Operating lease right-of-use assets		304,714	307,330
Deferred tax assets	23	106,674	103,865
Intangible assets, net	10	236,732	215,976
Goodwill	10	1,695,688	1,689,365
Contract cost assets	20	225,897	233,004
Other assets, net of allowance for credit losses of $3,134 and $2,593 as of December 31, 2020 and March 31, 2021, respectively		323,818	308,581
Total assets		$4,873,513	$4,787,924

Liabilities and equity
Current liabilities
Short-term borrowings	11	$250,000	$—
Current portion of long-term debt	12	33,537	33,544
Accounts payable		13,910	21,567
Income taxes payable	23	41,941	56,494
Accrued expenses and other current liabilities	13	806,769	675,098
Operating leases liability		56,479	57,035
Total current liabilities		$1,202,636	$843,738

Long-term debt, less current portion	12	1,307,371	1,646,230
Operating leases liability		289,363	290,400
Deferred tax liabilities	23	1,516	828
Other liabilities	14	238,398	257,104
Total liabilities		$3,039,284	$3,038,300

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 189,045,661 and 187,176,339 issued and outstanding as of December 31, 2020 and March 31, 2021, respectively		1,885	1,867
Additional paid-in capital		1,636,026	1,630,445
Retained earnings		741,658	678,631
Accumulated other comprehensive income (loss)		(545,340)	(561,319)
Total equity		$1,834,229	$1,749,624
Commitments and contingencies	26
Total liabilities and equity		$4,873,513	$4,787,924

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data and share count)

		Three months ended March 31,
	Notes	2020	2021
Net revenues	20	$923,192	$946,071
Cost of revenue		604,771	600,928
Gross profit		$318,421	$345,143
Operating expenses:
Selling, general and administrative expenses		197,342	200,732
Amortization of acquired intangible assets	10	10,741	16,176
Other operating (income) expense, net	21	(320)	353
Income from operations		$110,658	$127,882
Foreign exchange gains (losses), net		14,531	3,293
Interest income (expense), net	22	(11,696)	(12,342)
Other income (expense), net	25	(2,934)	1,392
Income before income tax expense		$110,559	$120,225
Income tax expense	23	24,861	28,952
Net income		$85,698	$91,273
Earnings per common share	18
Basic		$0.45	$0.48
Diluted		$0.44	$0.47
Weighted average number of common shares used in computing earnings per common share	18
Basic		190,626,757	188,650,112
Diluted		196,532,513	193,213,258

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended March 31,
	2020	2021
Net income (loss)	$85,698	$91,273
Other comprehensive income:
Currency translation adjustments	(78,301)	(18,644)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	(53,105)	2,081
Retirement benefits, net of taxes	1,536	584
Other comprehensive income (loss)	(129,870)	(15,979)
Comprehensive income (loss)	$(44,172)	$75,294

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Equity

For the three months ended March 31, 2021

(Unaudited)

(In thousands, except share count)

	Common shares				Accumulated Other
	No. of Shares	Amount	Additional Paid- in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2021	189,045,661	$1,885	$1,636,026	$741,658	$(545,340)	$1,834,229
Issuance of common shares on exercise of options (Note 16)	158,000	2	3,785	—	—	3,787
Issuance of common shares under the employee stock purchase plan (Note 16)	77,165	1	2,808	—	—	2,809
Net settlement on vesting of restricted share units (Note 16)	91,039	1	(1,303)	—	—	(1,302)
Net settlement on vesting of performance units (Note 16)	1,102,440	11	(28,301)	—	—	(28,290)
Stock repurchased and retired (Note 17)	(3,297,966)	(33)	—	(134,119)	—	(134,152)
Expenses related to stock purchase (Note 17)	—	—	—	(66)	—	(66)
Stock-based compensation expense (Note 16)	—	—	17,430	—	—	17,430
Comprehensive income (loss):
Net income (loss)	—	—	—	91,273	—	91,273
Other comprehensive income (loss)	—	—	—	—	(15,979)	(15,979)
Dividend ($0.1075 per common share, Note 17)	—	—	—	(20,115)	—	(20,115)
Balance as of March 31, 2021	187,176,339	$1,867	$1,630,445	$678,631	$(561,319)	$1,749,624

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2020	2021
Operating activities
Net income	$85,698	$91,273
Adjustments to reconcile net income to net cash (used for)/ provided by operating activities:
Depreciation and amortization	28,494	28,953
Amortization of debt issuance costs	561	557
Amortization of acquired intangible assets	10,741	16,176
Write-down of intangible assets and property, plant and equipment	—	836
Allowance for credit losses	2,156	727
Unrealized gain on revaluation of foreign currency asset/liability	(9,655)	(3,127)
Stock-based compensation expense	17,487	17,430
Deferred tax expense (benefit)	(392)	31
Others, net	(348)	201
Change in operating assets and liabilities:
Increase in accounts receivable	(3,858)	(6,385)
(Increase) decrease in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(84,098)	14,526
Increase in accounts payable	4,557	7,700
Decrease in accrued expenses, other current liabilities, operating leases liabilities and other liabilities	(74,788)	(106,727)
Increase in income taxes payable	4,796	14,985
Net cash (used for)/ provided by for operating activities	$(18,649)	$77,156
Investing activities
Purchase of property, plant and equipment	(20,956)	(12,010)
Payment for internally generated intangible assets (including intangibles under development)	(3,236)	(1,897)
Proceeds from sale of property, plant and equipment	312	681
Payment for business acquisitions, net of cash acquired	—	(5,309)
Net cash used for investing activities	$(23,880)	$(18,535)
Financing activities
Repayment of finance lease obligations	(1,950)	(3,037)
Payment of debt issuance costs	(620)	(1,893)
Proceed from long-term debt	—	350,000
Repayment of long-term debt	(8,500)	(8,500)
Proceeds from short-term borrowings	125,000	—
Repayment of short-term borrowings	(30,000)	(250,000)
Proceeds from issuance of common shares under stock-based compensation plans	4,063	6,596
Payment for net settlement of stock-based awards	(26,238)	(28,721)
Dividend paid	(18,543)	(20,115)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(45,021)	(134,218)
Net cash used for financing activities	$(1,809)	$(89,888)
Effect of exchange rate changes	(21,134)	(5,171)
Net decrease in cash and cash equivalents	(44,338)	(31,267)
Cash and cash equivalents at the beginning of the period	467,096	680,440
Cash and cash equivalents at the end of the period	$401,624	$644,002
Supplementary information
Cash paid during the period for interest	$5,295	$4,086
Cash paid during the period for income taxes, net of refund	$69,357	$21,988

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has over 98,000 employees serving clients in key industry verticals from more than 30 countries.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.

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

(b) Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangible assets and goodwill, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, the measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of stock-based compensation, assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the ongoing COVID-19 pandemic on critical and significant accounting estimates. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its customers. The General Electric Company (“GE”) accounted for 16% and 12% of the Company’s receivables as of December 31, 2020 and March 31, 2021, respectively. GE accounted for 13% and 10% of the Company’s revenues for the three months ended March 31, 2020 and 2021, respectively.

(e) Accounts receivable

Accounts receivable are recorded at the invoiced or to be invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash (used for)/provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for current expected credit losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses which are adjusted to current market conditions and a reasonable and supportable forecast. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

(j) Credit losses

Allowance for credit losses is recognized for all debt instruments other than those held at fair value through profit or loss. The Company pools its accounts receivable (other than deferred billings) based on similar risk characteristics in estimating expected credit losses. Credit losses for accounts receivable are based on the roll-rate method, and the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date. The Company has established a provision matrix based on historical credit loss experience, adjusted for forward-looking factors and the economic environment. The Company believes the most relevant forward-looking factors are economic environment, gross domestic product, inflation rates and unemployment rates for each of the countries in which the Company or its customers operate, and accordingly the Company adjusts historical loss rates based on expected changes in these factors. At every reporting date, observed historical default rates are updated to reflect changes in the Company’s forward-looking estimates.

Credit losses for other financial assets and deferred billings are based on the discounted cash flow (“DCF”) method. Under the DCF method, the allowance for credit losses reflects the difference between the contractual cash flows due in accordance with the contract and the present value of the cash flows expected to be collected. The expected cash flows are discounted at the effective interest rate of the financial asset. Such allowances are based on the credit losses expected to arise over the life of the asset which includes consideration of prepayments based on the Company’s expectation as of the balance sheet date.

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

(l) Impairment of long-lived assets

Long-lived assets, including certain intangible assets, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated by the assets. The impairment amount to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company determines fair value by using a discounted cash flow approach.

(m) Recently issued accounting pronouncements

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

In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU modifies the disclosure requirements with respect to defined benefit pension plans. The Company adopted this ASU in its consolidated financial statements for the year ended December 31, 2020.  The adoption of this ASU did not have a material impact on the Company’s disclosures.

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

In October 2020, the FASB issued ASU No. 2020-09, “Codification Improvements to Topic 470, Debt— Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762.” The SEC in its Release No. 33-10762 in March 2020 has adopted new rules on financial disclosure requirements for guarantors and issuers of guaranteed securities and affiliates whose securities collateralize issuers’ securities. This ASU revises certain SEC paragraphs of the FASB’s Accounting Standards Codification (ASC) to reflect, as appropriate, the amended financial statement disclosure requirements in SEC Release 33-10762. The amended rules are effective January 4, 2021 but early compliance is permitted. The Company adopted the amended rules issued by the SEC in its Release No. 33-10762 in the first quarter of 2020. Accordingly, the Company has already adopted the amendments under this ASU, and the disclosures related to guarantor financial information have been omitted from the Notes to the Consolidated Financial Statements and included under Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements.” The amendments in this ASU do not change the GAAP requirements, but they improve consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and also clarify the application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning January 1, 2021. Early application is permitted. The Company assessed the impact of this ASU and concluded that it does not have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

2. Summary of significant accounting policies (Continued)

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848).” This ASU expands the scope of Topic 848 to include derivative instruments impacted by discounting transition. Discounting transition refers to the changing of interest rates used for margining, discounting, or contract price alignment of derivative instruments to transition to alternative rates. ASU 2021-01 extends some of Topic 848’s optional expedients to derivative contracts impacted by the discounting transition, including for derivatives that do not reference LIBOR or other reference rates that are expected to be discontinued. The ASU is effective immediately upon issuance. However an entity may elect to apply this update on a full retrospective basis as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications made on or after any date within the interim period that includes January 7, 2021. The Company assessed the impact of this ASU and concluded that it does not have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

The following recently released accounting standards have not yet been adopted by the Company:

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has assessed the impact of this ASU, and since a substantial portion of the Company’s LIBOR-linked credit facilities are either hedged or short-term in nature, and the Company’s credit agreements address replacement mechanisms in the event LIBOR is discontinued, the Company concluded that the adoption of this ASU does not have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

3. Business acquisitions

(a)	Enquero Inc

On December 31, 2020, the Company acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148,905. This amount represents cash consideration of $137,274, net of cash acquired of $11,631. The total purchase consideration paid by the Company to the sellers on the closing date was $141,938, resulting in a payable of $6,967, of which $1,412 is outstanding as of March 31, 2021. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition is expected to increase the scale and depth of the Company’s data and analytics capabilities and enhance the Company’s ability to accelerate the digital transformation journeys of its clients through cloud technologies and advanced data analytics.

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

On October 5, 2020, the Company acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57,451. This amount represents cash consideration of $56,073, net of cash acquired of $1,378.  The total purchase consideration paid by the Company to the sellers on the closing date was $57,704, resulting in a recoverable of $253, which was received in the three months ended March 31, 2021. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition supports the Company’s strategy to integrate experience and process innovation to help clients on their digital transformation journeys and expands on the Company’s existing experience capabilities to support end-to-end digital commerce solutions, both business-to-business and business-to-consumer. Additionally, this acquisition expands the Company’s capabilities into Magento Commerce, which powers Adobe Commerce Cloud, and Shopify Plus, a cloud-based ecommerce platform for high volume merchants.

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

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers on the acquisition date was $248,470, resulting in a payable of $22,199 on the acquisition date. This acquisition expands the Company’s capabilities in improving customer experience.

The securities purchase agreement between the Company and the selling equity holders of Rightpoint provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options for a three-year rollover period and receive cash consideration at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earn-out consideration with an estimated value of $21,500 over the rollover period of three years which is included in the purchase consideration. The amount of deferred earn-out consideration ultimately payable by the Company to the selling equity holders of Rightpoint will be based on the future revenue multiple of the acquired business. Additionally, under the purchase agreement the selling equity holders are obligated to sell their rollover interests to the Company. Accordingly, the Company has obtained control over 100% of the outstanding equity/limited liability company interests of Rightpoint as of November 12, 2019. See Note 6, “Fair Value Measurements,” for additional details.

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

4. Cash and cash equivalents

	As of December 31,	As of March 31,
	2020	2021
Cash and other bank balances	680,440	644,002
Total	$680,440	$644,002

5. Accounts receivable, net of allowance for credit losses

Accounts receivable were $908,727 and $914,513, allowance for credit losses were $27,707 and $28,290, resulting in net accounts receivable balances of $881,020 and $886,223 as of December 31, 2020 and March 31, 2021, respectively.

The following table provides details of the Company’s allowance for credit losses:

	Year ended December 31, 2020	Three months ended March 31, 2021
Opening balance as of January 1	$29,969	$27,707
Transition period adjustment on accounts receivables (through retained earnings) pursuant to adoption of ASC 326	4,185	—
Adjusted balance as of January 1	$34,154	$27,707
Additions due to acquisitions	200	—
Additions charged/reversal released to cost and expense	3,307	1,268
Deductions/effect of exchange rate fluctuations	(9,954)	(685)
Closing balance	$27,707	$28,290

In addition, deferred billings were $28,491 and $11,689 and allowances for credit losses were $3,134 and $2,593, resulting in net deferred billings balances of $25,357 and $9,096 as of December 31, 2020 and March 31, 2021, respectively. Total credit losses of $3,134 and $2,593 as of December 31, 2020 and March 31, 2021, respectively, includes $734 as a transition date adjustment through retained earnings pursuant to the adoption of ASC 326 and $2,400 and $1,859 as a current period charge for the period ended December 31, 2020 and March 31, 2021 respectively. The deferred billings and related allowance for credit losses are included under “other assets” in the Company’s consolidated balance sheet as of December 31, 2020 and March 31, 2021.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2020 and March 31, 2021:

	As of December 31, 2020
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$27,709	$—	$27,709	$—
Deferred compensation plan assets (Note a, e)	26,832	—	—	26,832
Total	$54,541	$—	$27,709	$26,832
Liabilities
Earn-out consideration (Note b, d)	$8,272	$—	$—	$8,272
Derivative instruments (Note b, c)	40,981	—	40,981	—
Deferred compensation plan liability (Note b, f)	26,390	—	—	26,390
Total	$75,643	$—	$40,981	$34,662

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

	As of March 31, 2021
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$20,274	$—	$20,274	$—
Deferred compensation plan assets (Note a, e)	32,707	—	—	32,707
Total	$52,981	$—	$20,274	$32,707
Liabilities
Earn-out consideration (Note b, d)	$8,272	$—	$—	$8,272
Derivative instruments (Note b, c)	34,751	—	34,751	—
Deferred compensation plan liability (Note b, f)	32,207	—	—	32,207
Total	$75,230	$—	$34,751	$40,479

(a)	Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.
(b)	Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.
(c)

The Company values its derivative instruments based on market observable inputs, including both forward and spot prices for the relevant currencies and interest rate indices for relevant interest rates. The quotes are taken from an independent market database.

(d)

The fair value of earn-out consideration, calculated as the present value of expected future payments to be made to the sellers of acquired businesses, was derived by estimating the future financial performance of the acquired businesses using the earn-out formulas and performance targets specified in each purchase agreement and adjusting the result to reflect the Company’s estimate of the likelihood of achievement of such targets. Given the significance of the unobservable inputs, the valuations are classified in level 3 of the fair value hierarchy.

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

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2020 and 2021:

	Three months ended March 31,
	2020	2021
Opening balance	$22,184	$8,272
Interest expenses (Note a)	225	—
Closing balance	$22,409	$8,272

(a)

Interest expense is included in “interest income (expense), net” in the consolidated statements of income. This also includes a cumulative translation adjustment reported as a component of “other comprehensive income (loss).”

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2020 and 2021:

	Three months ended March 31,
	2020	2021
Opening balance	$11,208	$26,832
Additions (net of redemption)	985	5,014
Change in fair value of deferred compensation plan assets (Note a)	(1,558)	861
Closing balance	$10,635	$32,707

(a)	Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three months ended March 31, 2020 and 2021:

	Three months ended March 31,
	2020	2021
Opening balance	$10,943	$26,390
Additions (net of redemption)	8,187	5,014
Change in fair value of deferred compensation plan liabilities (Note a)	(1,547)	803
Closing balance	$17,583	$32,207

(a)	Changes in the fair value of deferred compensation plan liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.
7.	Derivative financial instruments

The Company is exposed to the risk of rate fluctuations on its foreign currency assets and liabilities and on foreign currency denominated forecasted cash flows and interest rates. The Company has established risk management policies, including the use of derivative financial instruments to hedge foreign currency assets and liabilities, foreign currency denominated forecasted cash flows and interest rate risk. These derivative financial instruments are largely deliverable, non-deliverable forward foreign exchange contracts, treasury rate locks and interest rate swaps. The Company enters into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material. The forward foreign exchange contracts and interest rate swaps mature during a period of up to 45 months and the forecasted transactions are expected to occur during the same period.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (Note a)		Balance sheet exposure asset (liability) (Note b)
	As of December 31, 2020	As of March 31, 2021	As of December 31, 2020	As of March 31, 2021
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,150,000	$1,098,500	$15,207	$6,389
United States Dollars (sell) Mexican Peso (buy)	17,500	21,400	716	90
United States Dollars (sell) Philippines Peso (buy)	67,200	86,550	1,332	(65)
Euro (sell) United States Dollars (buy)	96,651	92,960	(5,659)	(295)
Singapore Dollars (buy) United States Dollars (sell)	10,153	10,153	66	(143)
Euro (sell) Romanian Leu (buy)	29,489	31,617	(22)	(263)
Japanese Yen (sell) Chinese Renminbi (buy)	19,230	13,419	473	1,344
United States Dollars (sell) Hungarian Font (buy)	30,000	21,900	904	(402)
Hungarian Font (Sell) Euro (buy)	10,444	9,954	61	36
Australian Dollars (sell) Indian Rupees (buy)	140,525	118,354	(7,670)	(5,507)
Interest rate swaps (floating to fixed)	488,022	481,050	(18,680)	(15,661)
			$(13,272)	$(14,477)

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

FASB guidance on derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with the FASB guidance on derivatives and hedging, the Company designates foreign exchange forward contracts, interest rate swaps and treasury rate locks as cash flow hedges. Foreign exchange forward contracts are entered into to cover the effects of future exchange rate variability on forecasted revenues and purchases of services, and interest rate swaps and treasury rate locks are entered into to cover interest rate fluctuation risk. In addition to this program, the Company uses derivative instruments that are not accounted for as hedges under the FASB guidance in order to hedge foreign exchange risks related to balance sheet items, such as receivables and intercompany borrowings, that are denominated in currencies other than the Company’s underlying functional currency.

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2020	As of March 31, 2021	As of December 31, 2020	As of March 31, 2021
Assets
Prepaid expenses and other current assets	$16,188	$13,806	$5,357	$1,432
Other assets	$6,164	$5,036	$—	$—
Liabilities
Accrued expenses and other current liabilities	$16,387	$13,936	$3,785	$5,817
Other liabilities	$16,886	$13,793	$3,923	$1,205

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

In March 2021, the Company executed a treasury lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury lock was designated as a cash flow hedge. The treasury lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury lock agreement as of March 31, 2021 was $814.

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended March 31,
	2020			2021
	Before Tax Amount	Tax (Expense) or Benefit*	Net of tax Amount	Before Tax Amount	Tax (Expense) or Benefit*	Net of tax Amount
Opening balance	$(4,126)	$(1,466)	$(5,592)	$(10,921)	$1,861	$(9,060)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	3,740	(961)	2,779	2,074	(466)	1,608
Changes in fair value of effective portion of outstanding derivatives, net	(63,000)	12,674	(50,326)	4,922	(1,233)	3,689
Gain (loss) on cash flow hedging derivatives, net	(66,740)	13,635	(53,105)	2,848	(767)	2,081
Closing balance	$(70,866)	$12,169	$(58,697)	$(8,073)	$1,094	$(6,979)

*The tax (expense) benefit includes the effect of novating certain hedging instruments as part of an intercompany transfer.

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

	Amount of Gain (Loss)			Amount of Gain (Loss) reclassified
	recognized in OCI on		Location of Gain (Loss)	from OCI into Statement of Income
Derivatives in	Derivatives (Effective Portion)		reclassified	(Effective Portion)
Cash Flow	Three months ended		from OCI into	Three months ended
Hedging	March 31,		Statement of Income	March 31,
Relationships	2020	2021	(Effective Portion)	2020	2021
Forward foreign exchange contracts	$(45,707)	$3,083	Revenue	$2,032	$(145)
Interest rate swaps	(17,293)	1,023	Cost of revenue	1,026	3,312
Treasury rate lock	—	816	Selling, general and administrative expenses	323	901
			Interest expense	359	(1,994)
	$(63,000)	$4,922		$3,740	$2,074

There were no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three months ended March 31, 2020 and 2021, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

Non-designated Hedges

		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2020	2021
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$(14,759)	$1,611
Forward foreign exchange contracts (Note b)	Foreign exchange gains (losses), net	3,963	—
		$(10,796)	$1,611

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

(b)

These forward foreign exchange contracts were initially designated as cash flow hedges under ASC guidance on derivatives and hedging. These contracts were terminated because certain forecasted transactions were no longer expected to occur and therefore hedge accounting was no longer applied. Subsequently the realized gains (losses) were recorded in foreign exchange gains (losses) net in the consolidated statements of income.

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

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of March 31,
	2020	2021
Advance income and non-income taxes	$73,008	$78,574
Contract asset (Note 20)	9,035	10,414
Prepaid expenses	32,375	36,306
Derivative instruments	21,545	15,238
Employee advances	2,636	3,111
Deposits	8,774	7,404
Advances to suppliers	2,716	3,999
Others	37,319	26,359
	$187,408	$181,405

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31,	As of March 31,
	2020	2021
Property, plant and equipment, gross	$792,463	$783,076
Less: Accumulated depreciation and amortization	(561,341)	(564,903)
Property, plant and equipment, net	$231,122	$218,173

Depreciation expense on property, plant and equipment for the three months ended March 31, 2020 and 2021 was $15,716 and $17,128, respectively. Computer software amortization for the three months ended March 31, 2020 and 2021 was $3,007 and $1,460, respectively.

  The Company recorded a write-down to certain property, plant and equipment and computer software during the three months ended March 31, 2021, as described in Note 10.

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2020 and three months ended March 31, 2021:

	For the year ended December 31, 2020	For the three months ended March 31, 2021
Opening balance	$1,574,466	$1,695,688
Goodwill relating to acquisitions consummated during the period	123,595	—
Impact of measurement period adjustments	(5,653)	—
Effect of exchange rate fluctuations	3,280	(6,323)
Closing balance	$1,695,688	$1,689,365

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2020:

	BCMI	CGRLH	HMS	Total
Opening balance	$417,213	555,130	602,123	1,574,466
Goodwill relating to acquisitions consummated during the period	2,559	52,612	68,424	123,595
Impact of measurement period adjustments	(542)	(1,372)	(3,739)	(5,653)
Effect of exchange rate fluctuations	942	1,204	1,134	3,280
Closing balance	$420,172	607,574	667,942	1,695,688

The following table presents the changes in goodwill by reporting unit for the three months ended March 31, 2021:

	BCMI	CGRLH	HMS	Total
Opening balance	$420,172	607,574	667,942	1,695,688
Goodwill relating to acquisitions consummated during the period	—	—	—	—
Impact of measurement period adjustments	—	—	—	—
Effect of exchange rate fluctuations	(1,893)	(2,354)	(2,076)	(6,323)
Closing balance	$418,453	605,203	665,710	1,689,365

The total amount of goodwill deductible for tax purposes was $296,046 and $289,773 as of December 31, 2020 and March 31, 2021, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The Company’s intangible assets are as follows:

	As of December 31, 2020			As of March 31, 2021
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$478,189	$359,652	$118,537	$476,053	$367,753	$108,300
Marketing-related intangible assets	96,561	61,154	35,407	96,410	66,020	30,390
Technology-related intangible assets	152,293	90,866	61,427	151,685	97,656	54,029
Intangible assets under development	23,864	2,503	21,361	23,257	—	23,257
	750,907	514,175	$236,732	$747,405	$531,429	$215,976

Amortization expenses for intangible assets acquired as a part of business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the three months ended March 31, 2020 and 2021 were $10,741 and $16,176, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the three months ended March 31, 2020 and 2021 were $6,906 and $6,044, respectively.

        During the three months ended March 31, 2020 and 2021, the Company tested the recoverability of certain technology-related intangible assets and certain property, plant and equipment, including computer software, as a result of changes in the Company’s investment strategy and market trends. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $0 and $837 for the three months ended March 31, 2020 and 2021, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income.

The summary below represents the impairment charge recorded for various categories of assets during the three months ended March 31, 2020 and March 31, 2021:

	Three months ended March 31,
	2020	2021
Technology related intangibles	$—	$205
Total intangibles	$—	$205
Property, plant and equipment	$—	$632
Total property, plant and equipment	$—	$632
Grand total	$—	$837

11. Short-term borrowings

The Company has the following borrowing facilities:

(a)

Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2020 and March 31, 2021, the limits available were $14,311 and $14,260, respectively, of which $7,809 and $7,213, respectively, was utilized, constituting non-funded drawdown.

(b)

A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in Note 12.  Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2020 and March 31, 2021. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2020 and March 31, 2021.  As of December 31, 2020 and March 31, 2021, a total of $252,347 and $2,347, respectively, was utilized, of which $250,000 and $0, respectively, constituted funded drawdown and $2,347 and $2,347, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended December 31, 2020 and March 31, 2021, the Company was in compliance with the financial covenants of the credit agreement.

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

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 Facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 Facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement.  These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the period ended March 31, 2021, the Company was in compliance with the terms of the credit agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the amended credit agreement.

As of December 31, 2020 and March 31, 2021, the amount outstanding under the term loan, net of debt amortization expense of $1,150 and $1,033, was $593,850 and $585,467, respectively. As of December 31, 2020 and March 31, 2021, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum. Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of March 31, 2021 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of March 31, 2021, net of debt amortization expense, is as follows:

Year ended	Amount
2021	$25,154
2022	33,564
2023	526,749
Total	$585,467

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

12. Long-term debt (Continued)

Genpact Luxembourg S.à r.l., a wholly owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”), and $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2017 Senior Notes and 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance costs of $2,642 and $2,937 incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over their respective lives as additional interest expense. As of December 31, 2020 and March 31, 2021, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $658 and $528, respectively, was $349,342 and $349,472, respectively, which is payable on April 1, 2022. As of December 31, 2020 and March 31, 2021, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2,284 and $2,141, respectively, was $397,716 and $397,859, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued $350,000 aggregate principal amount of 1.750% senior notes due 2026 (the “2021 Senior Notes,” and together with 2017 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of March 31, 2021, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $3,024, was $346,976, which is payable on April 10, 2026.

The Company pays interest on (i) the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, (ii) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (iii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of April 1, 2022, December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2017 Senior Notes, March 1, 2022, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended March 31, 2021, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of such Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.

A summary of the company’s long-term debt is as follows:

	As of December 31,	As of March 31,
	2020	2021
Credit facility, net of amortization expenses	$593,850	$585,467
3.70% Senior Notes, net of debt amortization expenses	349,342	349,472
3.375% Senior Notes, net of debt amortization expenses	397,716	397,859
1.750% Senior Notes, net of debt amortization expenses	—	346,976
	$1,340,908	$1,679,774
Current portion	33,537	33,544
Non-current portion	1,307,371	1,646,230
Total	$1,340,908	$1,679,774

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,	As of March 31,
	2020	2021
Accrued expenses	$150,390	$144,102
Accrued employee cost	286,399	148,827
Earn-out consideration	2,651	3,051
Statutory liabilities	104,768	120,467
Retirement benefits	1,967	2,327
Compensated absences	28,635	32,411
Derivative instruments	20,172	19,753
Contract liabilities (Note 20)	154,717	148,014
Finance leases liability	18,066	18,653
Other liabilities	39,004	37,493
	$806,769	$675,098

14. Other liabilities

Other liabilities consist of the following:

	As of December 31,	As of March 31,
	2020	2021
Accrued employee cost	$19,797	$21,344
Earn-out consideration	5,621	5,221
Retirement benefits	11,947	12,220
Compensated absences	47,656	46,745
Derivative instruments	20,809	14,998
Contract liabilities (Note 20)	68,760	85,866
Finance leases liability	30,958	26,524
Others	32,850	44,186
	$238,398	$257,104

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

Net defined benefit plan costs for the three months ended March 31, 2020 and 2021 include the following components:

	Three months ended March 31,
	2020	2021
Service costs	$2,927	$3,581
Interest costs	1,357	1,394
Amortization of actuarial loss	651	593
Expected return on plan assets	(1,181)	(1,584)
Net defined benefit plan costs	$3,754	$3,984

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

15. Employee benefit plans (Continued)

Defined contribution plans

During the three months ended March 31, 2020 and 2021 the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended March 31,
	2020	2021
India	$8,201	$8,604
U.S.	4,423	5,424
U.K.	4,858	4,814
China	3,923	6,398
Other regions	2,655	2,909
Total	$24,060	$28,149

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

The Plan also provides an option for participants to elect to receive deferred compensation and earnings thereon on either fixed date(s) no earlier than two years following the applicable Plan year (or end of the applicable performance period for performance-based bonus compensation) or following a separation from service, in each case either in a lump sum or in annual installments over a term of up to 15 years. Participants can elect to change or re-defer their rights to receive the deferred compensation until the 10th anniversary following their separation from service, subject to fulfillment of certain conditions. Each Plan participant’s compensation deferrals are credited or debited with notional investment gains and losses equal to the performance of selected hypothetical investment funds offered under the Plan and elected by the participant.

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

The liability for the deferred compensation plan was $26,390 and $32,207 as of December 31, 2020 and March 31, 2021, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $26,832 and $32,707 as of December 31, 2020 and March 31, 2021, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

During the three months ended March 31, 2020 and 2021, the change in the fair value of the Plan assets was $(1,558) and $861, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the three months ended March 31, 2020 and 2021, the change in the fair value of deferred compensation liabilities was $(1,547) and $803, respectively, which is included in “selling, general and administrative expenses.”

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

Under the 2007 Omnibus Plan, shares underlying options forfeited, expired, terminated or cancelled under any of the Company’s predecessor plans were added to the number of shares otherwise available for grant under the 2007 Omnibus Plan. The 2007 Omnibus Plan was amended and restated on April 11, 2012 to increase the number of common shares authorized for issuance by 5,593,200 shares to 15,000,000 shares. Further, during the year ended December 31, 2012, the number of common shares authorized for issuance under the 2007 Omnibus Plan was increased by 8,858,823 shares as a result of a one-time adjustment to outstanding unvested share awards in connection with a special dividend payment.

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

Stock-based compensation costs relating to the foregoing plans during the three months ended March 31, 2020 and March 31, 2021 were $17,135 and $17,084, respectively.  These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

Stock options

All options granted under the 2007 and 2017 Omnibus Plans are exercisable into common shares of the Company, have a contractual period of ten years and vest over three to five years unless specified otherwise in the applicable award agreement. The Company recognizes compensation cost over the vesting period of the option.

Compensation cost is determined at the date of grant by estimating the fair value of an option using the Black-Scholes option-pricing model.

The following table shows the significant assumptions used in determining the fair value of options granted in the three months ended March 31, 2020 and March 31, 2021. The Company granted options covering 431,924 shares in the three months ended March 31, 2020.

	Three months ended March 31, 2020	Three months ended March 31, 2021
Dividend yield	0.89%	0.97-1.08%
Expected life (in months)	84	84
Risk-free rate of interest	1.50%	1.21-1.37%
Volatility	20.96%	26.05-26.07%

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the three months ended March 31, 2021 is set out below:

	Three months ended March 31, 2021
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2021	7,347,241	$26.41	5.7	$—
Granted	771,196	40.33	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Exercised	(158,000)	23.97	—	2,978
Outstanding as of March 31, 2021	7,960,437	$27.81	5.9	$120,057
Vested as of March 31, 2021 and expected to vest thereafter (Note a)	7,597,739	$27.42	5.9	$117,500
Vested and exercisable as of March 31, 2021	2,880,405	$19.95	2.6	$65,871
Weighted average grant date fair value of grants during the period	$10.24

(a)	Options expected to vest reflect an estimated forfeiture rate.

As of March 31, 2021, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $22,258, which will be recognized over the weighted average remaining requisite vesting period of 3.2 years.

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the three months ended March 31, 2021 is set out below:

	Three months ended March 31, 2021
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	860,308	$36.44
Granted	372,174	42.90
Vested (Note a)	(87,678)	32.60
Forfeited	(31,016)	34.61
Outstanding as of March 31, 2021	1,113,788	$38.95
Expected to vest (Note b)	957,942

(a)	87,678 RSUs that vested during the period were net settled upon vesting by issuing 56,947 shares (net of minimum statutory tax withholding).
(b)	The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

34,092 RSUs that vested in the year ended December 31, 2019 were issued during the three months ended March 31, 2021.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

As of March 31, 2021, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $25,895, which will be recognized over the weighted average remaining requisite vesting period of 2.8 years.

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

A summary of PU activity during the three months ended March 31, 2021 is set out below:

	Three months ended March 31, 2021
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2021	4,876,196	$34.56	4,876,196
Granted	350,533	41.28	701,066
Vested (Note a)	(1,784,140)	30.66	(1,784,140)
Forfeited	(26,067)	37.37	(26,067)
Adjustment upon final determination of level of performance goal achievement (Note b)	9,625	42.48	9,625
Outstanding as of March 31, 2021	3,426,148	$37.29	3,776,681
Expected to vest (Note c)	3,183,763

(a)	1,784,140 PSUs that vested during the period were net settled upon vesting by issuing 1,102,440 shares (net of minimum statutory tax withholding).
(b)	Represents an adjustment made in March 2021 to the number of shares subject to the PUs granted in 2020 upon certification of the level of achievement of the performance targets underlying such awards.
(c)	The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

As of March 31, 2021, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $54,753, which will be recognized over the weighted average remaining requisite vesting period of 1.7 years.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

During the three months ended March 31, 2020 and 2021, 81,289 and 77,165 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the three months ended March 31, 2020 and 2021 was $352 and $346, respectively, and has been allocated to cost of revenue and selling, general and administrative expenses.

17. Capital stock

Share repurchases

The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $1,750,000 under the Company’s existing share repurchase program, including an additional $500,000 approved during the first quarter of 2021. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2020 and 2021, the Company repurchased 1,042,188 and 3,297,966 of its common shares, respectively, on the open market at a weighted average price of $43.18 and $40.68 per share, respectively, for an aggregate cash amount of $45,000 and $134,152, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the three months ended March 31, 2020 and 2021, retained earnings were reduced by the direct costs related to share repurchases of $21 and $66, respectively.

Approximately $502,846 remained available for share repurchases under the Company’s existing share repurchase program as of March 31, 2021. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.

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

On February 9, 2021, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing a planned annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of the Company’s common shares. On March 19, 2021, the Company paid a dividend of $0.1075 per share, amounting to $20,115 in the aggregate, to shareholders of record as of March 10, 2021.

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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 304,070 and 1,575,294 for the three months ended March 31, 2020 and 2021, respectively.

	Three months ended March 31,
	2020	2021
Net income	$85,698	$91,273
Weighted average number of common shares used in computing basic earnings per common share	190,626,757	188,650,112
Dilutive effect of stock-based awards	5,905,756	4,563,146
Weighted average number of common shares used in computing dilutive earnings per common share	196,532,513	193,213,258
Earnings per common share
Basic	$0.45	$0.48
Diluted	$0.44	$0.47

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

The Company’s Chief Executive Officer, who has been identified as the CODM, reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations, which is a non-GAAP measure. The Company does not allocate and therefore the CODM does not evaluate stock based compensation expenses, amortization and impairment of acquired intangible assets, foreign exchange gain/(losses), interest income/(expense), restructuring expenses, acquisition related expenses, other income/(expense), or income taxes by segment. The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liabilities information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others**	Total
Revenues, net	268,757	305,221	354,218	928,196	(5,004)	923,192
Adjusted income from 0perations	35,625	40,666	55,073	131,364	4,361	135,725
Stock-based compensation						(17,487)
Amortization and impairment of acquired intangible assets (other than included above)						(10,514)
Foreign exchange gains (losses), net						14,531
Interest income (expense), net						(11,696)
Income tax expense						(24,861)
Net income						85,698

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

Revenues and adjusted income from operations for each of the Company’s segments for the three months ended March 31, 2021 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others*	Total
Revenues, net	242,312	340,035	356,927	939,274	6,797	946,071
Adjusted income from operations	32,367	57,816	67,618	157,801	4,855	162,656
Stock-based compensation						(17,430)
Amortization and impairment of acquired intangible assets (other than included above)						(15,952)
Foreign exchange gains (losses), net						3,293
Interest income (expense), net						(12,342)
Income tax expense						(28,952)
Net income						91,273

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

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

20. Net revenues

Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by customer classification:

	Three months ended March 31,
	2020	2021
GE	$121,657	$93,014
Global Clients	801,535	853,057
Total net revenues	$923,192	$946,071

All revenue from GE is included in revenue from the HMS segment, and the remainder of revenue from the HMS segment consists of revenue from Global Clients. All of the segment revenue from both the BCMI and CGRLH segments consists of revenue from Global Clients. Refer to Note 19 for details on net revenues attributable to each of the Company’s segments.

The Company has evaluated the impact of the COVID-19 pandemic on the Company’s net revenues for the three months ended March 31, 2020 and March 31, 2021 to ensure that revenue is recognized after considering all impacts to the extent currently known. Impacts observed include constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or significant travel restrictions, penalties relating to breaches of service level agreements, and contract terminations or contract performance delays initiated by clients. The Company’s net revenues for the three months ended March 31, 2020 were lower than expected before the onset of the pandemic, primarily due to delays in obtaining client approvals to shift to a virtual, work-from-home operating environment, whether as a result of regulatory constraints or due to privacy or security concerns. The COVID-19 pandemic did not have a significant impact on the Company’s net revenues for the quarter ended March 31, 2021. Due to the nature of the pandemic, the Company will continue to monitor developments to identify significant uncertainties relating to revenue in future periods.

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

The following table shows the details of the Company’s contract balances:

	As of December 31, 2020	As of March 31, 2021
Contract assets (Notes a)	$15,805	$18,927
Contract liabilities (Note b)
Deferred transition revenue	$130,804	$148,539
Advance from customers	$92,673	$85,341

(a)	Included in "prepaid expenses and other current assets" and "other assets" in the consolidated balance sheet.

(b)	Included in "accrued expenses and other current liabilities" and "other liabilities" in the consolidated balance sheet.
(c)

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

Changes in the Company’s contract asset and liability balances during the year ended December 31, 2020 and the three months ended March 31, 2021 were a result of normal business activity and not materially impacted by any other factors.

Revenue recognized during the year ended December 31, 2020 and the three months ended March 31, 2021 that was included in the contract liabilities balance at the beginning of the period was $102,893 and $58,892, respectively.

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of March 31, 2021:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$233,880	148,013	68,862	14,365	2,640

The following table provides details of the Company’s contract cost assets:

	Three months ended March 31, 2020		Three months ended March 31, 2021
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$35,366	$170,132	$33,390	$192,507
Closing balance	34,417	176,649	30,813	202,191
Amortization	4,119	13,533	4,796	17,145

21. Other operating (income) expense, net

	Three months ended March 31,
	2020	2021
Write-down of intangible assets and property, plant and equipment	$—	$837
Other operating income	(320)	(484)
Other operating (income) expense, net	$(320)	$353

22. Interest income (expense), net

	Three months ended March 31,
	2020	2021
Interest income	$2,274	$1,171
Interest expense	(13,970)	(13,513)
Interest income (expense), net	$(11,696)	$(12,342)

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

The Company’s effective tax rate (“ETR”) was 24.1% for the three months ended March 31, 2021, up from 22.5% for the three months ended March 31, 2020. The increase in the Company’s ETR is primarily due to the expiration of certain tax benefits in 2021 and an increase in discrete benefits recorded in the first quarter of 2020 compared to the first quarter of 2021.

As of December 31, 2020, the Company had unrecognized tax benefits amounting to $34,300, which, if recognized, would impact the Company’s ETR.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the three months ended March 31, 2021:

Three months ended March, 2021
Opening balance at January 1	$34,300
Decrease related to settlements with tax authorities	(1,168)
Effect of exchange rate changes	(538)
Closing balance at March 31	$32,594

The Company’s unrecognized tax benefits as of March 31, 2021 amounted to $32,594, which, if recognized, would impact the Company’s ETR.

As of December 31, 2020 and March 31, 2021, the Company had accrued approximately $6,369 and $5,557, respectively, in interest and $900 and $723, respectively, for penalties relating to unrecognized tax benefits.

During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company recognized approximately $662 and ($783), respectively, in interest on unrecognized tax benefits.

24. Other income (expense), net

	Three months ended March 31,
	2020	2021
Other income (expense)	$(2,934)	$1,392
Other income (expense), net	$(2,934)	$1,392

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

25. Commitments and contingencies

Capital commitments

As of December 31, 2020 and March 31, 2021, the Company has committed to spend $5,128 and $4,405, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $10,156 and $9,560 as of December 31, 2020 and March 31, 2021, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse. These guarantees may be revoked if the government agencies suffer any losses or damages through the breach of any of the covenants contained in the agreements governing such guarantees.

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

The Indian taxing authorities (“ITA”) have initiated proceedings to examine the availability of the tax exemption claimed in respect of exports of services and related refunds under the GST tax regime and the previous service tax regime. In the second quarter of 2020, the ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain Indian states. In total, refunds of $16,090 have been denied or challenged by the ITA, and additional refunds may be denied.

The Company had requested these refunds pursuant to the tax exemption available for exports under the previous service tax regime as well as the current GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refunds, the ITA have taken the position that the services provided are local services, which interpretation, if correct, would make the service tax and GST exemption on exports unavailable to the Company in respect of such services. The Company is pursuing appeals of the denial of these refunds before relevant appellate authorities. The Company believes that the denial of the refunds claimed pursuant to the service tax and GST exemption is incorrect and that the risk that the liability will materialize is remote. Accordingly, no reserve has been provided as of March 31, 2021. Additional potentially material challenges and assessments may result from ongoing proceedings.

Additionally, an affiliate of the Company in India received an assessment order in 2016 seeking to assess tax amounting to $112,216 (including interest to the date of the order) on certain transactions that occurred in 2013. This amount excludes penalty or interest accrued since the date of the order. The Company filed an appeal against this assessment order with the Commissioner Income Tax (Appeals), the first tax appellant authority in India, which ruled against the Company.

GENPACT LIMITED AND ITS SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data and share count)

25. Commitments and contingencies (continued)

Subsequently, the Company filed an appeal with the Income Tax Appellate Tribunal of India (“Tribunal”). The Tribunal has accepted the legal arguments raised by the Company and the assessment order has been cancelled. The taxes paid under protest amounting to $27,556 are yet to be refunded to the Company. The Indian tax authorities may appeal the order of the Tribunal before higher appellate authorities. Based on its evaluation of the facts underlying the transaction and legal advice received, the Company believes that it is more likely than not that this transaction would not be subject to tax liability in India. Accordingly, no reserve has been provided as of March 31, 2021.

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

26. Subsequent Events

   Dividend

On May 5, 2021, the Company announced that its Board of Directors has declared a dividend for the second quarter of 2021 of $0.1075 per common share, which is payable on June 23, 2021 to shareholders of record as of the close of business on June 11, 2021. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. For a discussion of risks of which we are aware in relation to the COVID-19 pandemic, see “Our business and results of operations have been adversely impacted and may in the future be adversely impacted by the COVID-19 pandemic” under Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the supplemental information included under Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q. Many of the risks, uncertainties and other factors identified below are, and will be, amplified by the COVID-19 pandemic.

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

Continued impact of COVID-19 on our business and results of operations

The COVID-19 pandemic continues to materially impact the global economy and the markets in which we operate. Actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic across the globe, including travel bans, quarantines and “stay-at-home” orders, and similar mandates continue to substantially restrict daily activities and have had an impact on our business, financial condition and results of operations. This section provides a brief overview of how we are responding to known and anticipated impacts of the COVID-19 pandemic on our business, financial condition and results of operations.

The remote work arrangements that we implemented in 2020 remain in place in most locations. For the limited number of employees who have returned to our offices, we have implemented new safety, cleaning and medical screening procedures in our offices. In addition, we have also worked and continue to work with national, state, and local authorities to comply with applicable rules and regulations related to the COVID-19 pandemic.

Our Global Leadership Council continues to coordinate and oversee our actions in response to the COVID-19 pandemic, including with respect to business continuity planning, revenue and profitability, transformation service offerings to address new and developing client needs, and human resource policies. We believe that this coordinated effort will maximize our flexibility and allow us to quickly implement necessary protocols for devising solutions to the problems we and our clients are facing and may face in the future in relation to the pandemic. We recently announced our collaboration with the COVID Collaborative and the Creative Destruction Lab Rapid Screening Consortium to launch the US Rapid Action Consortium, whose goal is to work together with a diverse ecosystem of leading private sector businesses, experts and organizations to accelerate the use of safe, cost-effective rapid COVID-19 testing to better enable businesses to return to the office safely.

Beginning in 2021, some parts of the world have experienced increased availability and administration of vaccines, as well as an easing of travel, workplace and supply chain restrictions. On the other hand, infection rates continue to rise in many countries, including in India where we have substantial operations. A devastating second wave of COVID-19 has been spreading across India since March 2021, leaving millions of people infected and putting an enormous strain on the country’s health care system. The Indian government has reinstated partial lockdowns in certain cases, limiting the movement of our employees. Additionally, we are experiencing higher than normal levels of employee absenteeism due to illness or employees caring for family members who are sick. Although this humanitarian crisis has not yet had a material impact on our ability to deliver services to our clients, we have initiated business continuity procedures assuming a worsening of the situation in these countries, and any further deterioration of the situation in India, including a continued rise in cases, could adversely affect our business and results of operations.

As the COVID-19 pandemic evolves, we will continue to assess its impact on the Company and respond accordingly, including by taking further actions that alter our business operations as may be required by regulatory authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. The ultimate impact of COVID-19 on our business and the industry in which we operate remains unknown and unpredictable. Our past results may not be indicative of our future performance, and our financial results in future periods, including but not limited to net revenues, income from operations, income from operations margin, net income and earnings per share, may differ materially from historical trends. The extent of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including but not limited to the duration and severity of the pandemic; rates of vaccination; the macroeconomic impact of the spread of the virus; and related government stimulus measures. We are currently unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macroeconomic impacts. For example, to the extent the pandemic continues to disrupt economic activity globally, we, like other businesses, will not be immune from its effects, and our business, results of operations and financial condition may be adversely affected, possibly materially, by prolonged decreases in spending on the types of services we provide, deterioration of our clients’ credit, or reduced economic activities. In addition, some of our expenses are less variable in nature and do not closely correlate in revenues, which may lead to a decrease in our profitability.

For additional information about the risks we face in relation to the COVID-19 pandemic, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the supplemental information included under Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.

Overview

We are a global professional services firm that makes business transformation real. We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 98,000 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended March 31, 2021, we had net revenues of $946.1 million, of which $853.1 million, or 90%, was from clients other than General Electric (“GE”), which we refer to as Global Clients, with the remaining $93.0 million, or 10%, from GE.

Certain Acquisitions

On December 31, 2020, we acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148.9 million. This amount represents cash consideration of $137.3 million, net of cash acquired of $11.6 million. This acquisition increases the scale and depth of our data and analytics capabilities, enhancing our ability to accelerate the digital transformation journeys of our clients through cloud technologies and advanced data analytics. Goodwill arising from the acquisition amounting to $86.7 million has been allocated among our three reporting units as follows: Banking, Capital Markets and Insurance (“BCMI”) in the amount of $2.6 million, Consumer Goods, Retail, Life Sciences and Healthcare (“CGRLH”) in the amount of $22.2 million and High Tech, Manufacturing and Services (“HMS”) in the amount of $61.9 million, using a relative fair value allocation method. The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

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

On November 12, 2019, we acquired the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270.7 million. This amount includes cash consideration of $268.2 million, net of cash acquired of $2.5 million. This acquisition expands our capabilities in improving customer experience and strengthens our reputation as a thought leader in this space. The securities purchase agreement provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options and receive consideration in cash at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earn-out consideration with an estimated value of $21.5 million over the three-year rollover period, which is included in the purchase consideration. The amount of deferred consideration ultimately paid to the rollover sellers will be based on the future revenue multiple of the acquired business. Goodwill arising from the acquisition amounting to $177.2 million has been allocated among our three reporting units as follows: BCMI in the amount of $17.0 million, CGRLH in the amount of $43.0 million and HMS in the amount of $117.2 million. Of the total goodwill arising from this acquisition, $91.9 million is deductible for income tax purposes. The goodwill primarily represents the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with our existing operations.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Financial Statements” above, Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations

The following table sets forth certain data from our consolidated statements of income for the three months ended March 31, 2020 and 2021.

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
Net revenues— Global Clients	$801.5	$853.1	6.4%
Net revenues— GE	121.7	93.0	(23.5)%
Total net revenues	923.2	946.1	2.5%
Cost of revenue	604.8	600.9	(0.6)%
Gross profit	318.4	345.1	8.4%
Gross profit margin	34.5%	36.5%
Operating expenses
Selling, general and administrative expenses	197.3	200.7	1.7%
Amortization of acquired intangible assets	10.7	16.2	50.6%
Other operating (income) expense, net	(0.3)	0.4	(210.3)%
Income from operations	110.7	127.9	15.6%
Income from operations as a percentage of net revenues	12.0%	13.5%
Foreign exchange gains (losses),net	14.5	3.3	(77.3)%
Interest income (expense), net	(11.7)	(12.3)	5.5%
Other income (expense), net	(2.9)	1.4	(147.4)%
Income before income tax expense	110.6	120.2	8.7%
Income tax expense	24.9	29.0	16.5%
Net income	$85.7	91.3	6.5%
Net income as a percentage of net revenues	9.3%	9.6%

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net revenues. Our net revenues were $946.1 million in the first quarter of 2021, up $22.9 million, or 2.5%, from $923.2 million in the first quarter of 2020. The growth in our net revenues was primarily driven by an increase in transformation services delivered to our Global Clients. Our net revenues from GE declined in the first quarter of 2021 compared to the first quarter of 2020, mainly due to contractual commitments to reduce the number of employees providing services, a reduction by GE in expenditures on information technology services, and the impact of macroeconomic factors on GE’s businesses, as well as GE’s divestitures of certain businesses we continue to serve as Global Clients and the inclusion of revenue from such businesses as Global Client revenue beginning in 2021.

Adjusted for foreign exchange, primarily the impact of changes in the value of the Australian dollar, euro, and U.K. pound sterling against the U.S. dollar, our net revenues grew 1.2% in the first quarter of 2021 compared to the first quarter of 2020 on a constant currency1 basis. Revenue growth on a constant currency1 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency1 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.

Our average headcount decreased by 0.3% to approximately 97,100 in the first quarter of 2021 from approximately 97,400 in the first quarter of 2020.

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
Net revenues – Global Clients	$801.5	$853.1	6.4%
Net revenues – GE	$121.7	$93.0	(23.5)%
Total net revenues	$923.2	$946.1	2.5%

Net revenues from Global Clients in the first quarter of 2021 were $853.1 million, up $51.5 million, or 6.4%, from $801.5 million in the first quarter of 2020. This increase was primarily driven by growth in our CGRLH segment and high tech clients within our HMS segment. As a percentage of total net revenues, net revenues from Global Clients increased from 86.8% in the first quarter of 2020 to 90.2% in the first quarter of 2021.

Net revenues from GE in the first quarter of 2021 declined 23.5% compared to the first quarter of 2020, mainly due to the contractual productivity commitments described above, a reduction by GE in expenditures on information technology services projects, and the impact of macroeconomic factors on GE’s businesses, as well as the inclusion of $9.2 million in revenue from certain GE-divested businesses as Global Client revenue in 2021 following their divestiture by GE.

Revenues by segment were as follows:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
BCMI	268.8	242.3	(9.8)%
CGRLH	$305.2	$340.0	11.4%
HMS	354.2	356.9	0.8%
Others	(5.0)	6.8	235.8%
Total net revenues	$923.2	$946.1	2.5%

Net revenues from our BCMI segment decreased by 9.8% in the first quarter of 2021 compared to the first quarter of 2020, as a result of lower revenues due to the restructuring of a contract with a large client in our banking and capital markets vertical, partially offset by slightly higher revenues from clients in our insurance vertical. Net revenues from our CGRLH segment increased by 11.4% in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by

[1]

Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

an increase in transformation services, which also included revenue from our recent acquisitions of Enquero and SomethingDigital.Com LLC. Net revenues from our HMS segment increased by 0.8% in the first quarter of 2021 compared to the first quarter of 2020. An increase in revenues from Global Clients in our high tech, manufacturing and services verticals was partially offset by lower GE revenues. Net revenues from “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Financial Statements” above.

Cost of revenue. Cost of revenue was $600.9 million in the first quarter of 2021, down $3.8 million, or 0.6%, from the first quarter of 2020. The decrease in our cost of revenue in the first quarter of 2021 compared to the first quarter of 2020 was primarily due to (i) improved utilization of transformation services resources, (ii) lower travel costs as a result of the ongoing impact of COVID-19, and (iii) a non-recurring charge related to retirement fund assets in India recognized in the first quarter of 2020, compared to no such charge recognized in the first quarter of 2021. This decrease was partially offset by (i) an increase in our operational headcount, including in the number of onshore personnel related to large deals and transformation services delivery and from our acquisitions of SomethingDigital.Com LLC and Enquero, and (ii) wage inflation.

Gross margin. Our gross margin increased from 34.5% in the first quarter of 2020 to 36.5% in the first quarter of 2021, driven by higher revenue and improved utilization of transformation services resources as well as lower travel costs as a result of the ongoing impact of the COVID-19 pandemic in the first quarter of 2021 compared to the first quarter of 2020. Our gross margin for the first quarter of 2020 was negatively impacted by (i) a non-recurring charge related to retirement fund assets in India and (ii) our inability to bill certain clients due to a lack of client consents in certain cases for our employees to work from home.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues decreased from 21.4% in the first quarter of 2020 to 21.2% in the first quarter of 2021. SG&A expenses were $200.7 million in the first quarter of 2021, up $3.4 million, or 1.7%, from the first quarter of 2020. This increase in expense was primarily due to higher investments in sales and marketing and was partially offset by a decrease in travel costs as a result of the ongoing impact of the COVID-19 pandemic in the first quarter of 2021 compared to the first quarter of 2020.

Amortization of acquired intangibles. Amortization of acquired intangibles was $16.2 million in the first quarter of 2021, up $5.4 million, or 50.6%, compared to the first quarter of 2020. This increase is primarily due to higher amortization expense related to intangibles pertaining to the acquisitions of Enquero and SomethingDigital.Com LLC in the fourth quarter of 2020.

Other operating (income) expense, net. Other operating expense (net of income) was $0.4 million in the first quarter of 2021, compared to operating income (net of expense) of $0.3 million in the first quarter of 2020. The increase is primarily due to an asset impairment charge of $0.8 million relating to technology-related intangible assets and certain property, plant and equipment in the first quarter of 2021.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 12.0% in the first quarter of 2020 to 13.5% in the first quarter of 2021. Income from operations increased by $17.2 million to $127.9 million in the first quarter of 2021 from $110.7 million in the first quarter of 2020, driven by higher revenues and associated operating income margins.

Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $3.3 million in the first quarter of 2021, compared to a net foreign exchange gain of $14.5 million in the first quarter of 2020. The gain in the first quarter of 2021 was due to the depreciation of the Indian rupee against the U.S. dollar, while the gain in the first quarter of 2020 was primarily due to the depreciation of the Indian rupee and Australian dollar against the U.S. dollar.

Interest income (expense), net. Our interest expense (net of interest income) was $12.3 million in the first quarter of 2021, up $0.6 million, or 5.5%, compared to the first quarter of 2020, primarily due to a $1.1 million decrease in interest income as a result of a lower interest rate on cash deposits in India, partially offset by a $0.5 million decrease in interest expense. The decrease in interest expense was primarily due to lower interest expense on earn-out consideration and a lower average London Interbank Offered Rate (“LIBOR”)-based rate on our revolving credit facility and our term loan due to a decrease in the average LIBOR rate during the first quarter of 2021 compared to the first quarter of 2020, partially offset by the impact of interest rate swaps in the first quarter of 2021 compared to the first quarter of 2020, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, decreased from 3.2% in the first quarter of 2020 to 3.0% in the first quarter of 2021.

Other income (expense), net. Our other income (net of expense) was $1.4 million in the first quarter of 2021, compared to other expense (net of income) of $2.9 million in the first quarter of 2020. The other net income in the first quarter of 2021 is primarily attributable to changes in the fair value of assets in our deferred compensation plan. The other net expense in the first quarter of 2020 is primarily attributable to changes in the fair value of assets in our deferred compensation plan and an expense adjustment relating to an export subsidy in India.

Income tax expense. Our income tax expense was $29.0 million in the first quarter of 2021, up from $24.9 million in the first quarter of 2020, representing an effective tax rate (“ETR”) of 24.1%, up from 22.5% in the first quarter of 2020. The increase in our tax expense in the first quarter of 2021 compared to the first quarter of 2020 was primarily due to higher pre-tax income, expiration of certain tax benefits in 2021 and higher discrete benefits recorded in the first quarter of 2020.

Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 9.6% in the first quarter of 2021, up from 9.3% in the first quarter of 2020. Net income increased by $5.6 million from $85.7 million in the first quarter of 2020 to $91.3 million in the first quarter of 2021.

Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $26.9 million from $135.7 million in the first quarter of 2020 to $162.7 million in the first quarter of 2021. Our AOI margin increased from 14.7% in the first quarter of 2020 to 17.2% in the first quarter of 2021 due to higher revenues and gross margins and lower travel costs as a result of the ongoing impact of the COVID-19 pandemic, as well as operating leverage in the first quarter of 2021 compared to the first quarter of 2020.

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

We calculate AOI as net income, excluding (i) stock-based compensation expense, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring expenses, (vi) interest (income) expense, and (vii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Financial Statements” above.

The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2020 and 2021:

	Three months ended March 31,
	2020	2021
	(dollars in millions)
Net income	$85.7	$91.3
Foreign exchange (gains) losses, net	(14.5)	(3.3)
Interest (income) expense, net	11.7	12.3
Income tax expense	24.9	29.0
Stock-based compensation expense	17.5	17.4
Amortization and impairment of acquired intangible assets	10.5	16.0
Adjusted income from operations	$135.7	$162.7

The following table sets forth our AOI by segment for the three months ended March 31, 2020 and 2021:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
BCMI	35.6	32.4	(9.1)%
CGRLH	$40.7	$57.8	42.2%
HMS	55.1	67.6	22.8%
Others	4.4	4.9	11.3%

AOI of our BCMI segment decreased to $32.4 million in the first quarter of 2021 from $35.6 million in the first quarter of 2020, primarily driven by the restructuring of a contract with a large client in our banking and capital markets vertical, which was partially offset by higher utilization of transformation services resources and lower discretionary spending in the first quarter of 2021 compared to the first quarter of 2020. AOI of our CGRLH segment increased to $57.8 million in the first quarter of 2021 from $40.7 million in the first quarter of 2020, primarily due to higher revenues, more efficient utilization of transformation services resources and lower discretionary spending, partially offset by higher investments in digital assets in the first quarter of 2021 compared to the first quarter of 2020. AOI of our HMS segment increased to $67.6 million in the first quarter of 2021 from $55.1 million in the first quarter of 2020, primarily due to higher revenues and more efficient utilization of transformation resources in the first quarter of 2021 compared to the first quarter of 2020. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations and over-absorption of overhead in the first quarter of 2021, as well as the impact of foreign exchange fluctuations, adjustment of allowance for credit losses and over-absorption of overhead in the first quarter of 2020, none of which are allocated to any individual segment for management’s internal reporting purposes. See Note 19—“Segment reporting” to our consolidated financial statements under Part I, Item 1— “Financial Statements” above.

Liquidity and Capital Resources

Overview

Information about our financial position as of December 31, 2020 and March 31, 2021 is presented below:

	As of December 31,2020	As of March 31,2021	Percentage Change Increase/(Decrease)
	(dollars in millions)		2021 vs. 2020
Cash and cash equivalents	$680.4	$644.0	(5.4)%
Short-term borrowings	250.0	-	(100)%
Long-term debt due within one year	33.5	33.5	- %
Long-term debt other than the current portion	1,307.4	1,646.2	25.9%
Genpact Limited total shareholders’ equity	$1,834.2	$1,749.6	(4.6)%

Financial Condition

We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.

On February 6, 2020, our board of directors approved a 15% increase in our quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing an annual dividend of $0.39 per common share, up from $0.34 per common share in 2019, payable to holders of our common shares. On March 18, 2020, we paid a dividend of $0.0975 per share, amounting to $18,543 in the aggregate, to shareholders of record as of March 9, 2020.

On February 9, 2021, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing a planned annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of our common shares. On March 19, 2021, we paid a dividend of $0.1075 per share, amounting to $20,115 in the aggregate, to shareholders of record as of March 10, 2021.

As of March 31, 2021, $639.5 million of our $644.0 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $37.7 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $16.4 million of retained earnings. $601.8 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,750.0 million, including an additional $500.0 million approved during the first quarter of 2021, of which $502.8 million remained available as of March 31, 2021. Since our share repurchase program was initially authorized in 2015, we have repurchased 44,107,481 of our common shares at an average price of $28.30 per share, for an aggregate purchase price of approximately $1,247.2 million.

During the three months ended March 31, 2020 and 2021, we repurchased 1,042,188 and 3,297,966 of our common shares, respectively, on the open market at a weighted average price of $43.18 and $40.68 per share, respectively, for an aggregate cash amount of $45.0 million and $134.2 million, respectively. All repurchased shares have been retired. For additional information, see Note 17—“Capital stock” under Part I, Item 1—“Financial Statements” above.

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

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

			Percentage Change
	Three months ended March 31,		Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
Net cash (used for)/ provided by:
Operating activities	$(18.6)	$77.2	513.7%
Investing activities	(23.9)	(18.5)	(22.4)%
Financing activities	(1.8)	(89.9)	4,868.9%
Net increase in cash and cash equivalents	$(44.3)	$(31.3)	(29.5)%

Cash flows from operating activities. Net cash provided by operating activities was $77.2 million in the three months ended March 31, 2021, compared to net cash used for operating activities of $18.6 million in the three months ended March 31, 2020. This increase in cash inflow is primarily due to (i) a $5.6 million increase in net income in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, (ii) a $12.7 million increase in non-cash expenses, primarily due to higher depreciation and amortization and lower unrealized gains on the revaluation of foreign currency assets/liabilities, partially offset by lower allowances for credit losses in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, and (iii) a $77.5 million increase in operating assets and liabilities driven by better days sales outstanding (DSO), lower tax payments in the three months ended March 31, 2021 compared to the three months ended March 30, 2020, including a one-time tax payment made under protest to the Indian government in the three months ended March 31 2020, and higher bonus accruals, partially offset by increased investment in accounts receivable and the timing of certain employee-related payments in the three months ended March 31, 2021 compared to three months ended March 31, 2020.

Cash flows used for investing activities. Our net cash used for investing activities was $18.5 million in the three months ended March 31, 2021, compared to $23.9 million in the three months ended March 31, 2020. The reduction in cash used for investing activities is primarily due to lower payments towards purchases of property, plant and equipment and internally generated intangible assets in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This was partially offset by payments of $5.3 million relating to business acquisitions in the three months ended March 31, 2021 for which there were no corresponding payments in the three months ended March 31, 2020.

Cash flows used for financing activities. Our net cash used for financing activities was $89.9 million in the three months ended March 31, 2021 compared to $1.8 million in the three months ended March 31, 2020. We raised $350.0 million from the issuance of 1.75% senior notes in the three months ended March 31, 2021 compared to no corresponding funds raised in the three months ended March 31, 2020. We repaid short-term borrowings (net of proceeds) of $250.0 million in the three months ended March 31, 2021, compared to proceeds from short-term borrowings (net of repayment) of $95.0 million in the three months ended March 31, 2020. Payments for share repurchases (including expenses related to repurchases) were $134.2 million in the three months ended March 31, 2021 compared to $45.0 million in the three months ended March 31, 2020. Dividend payments were $20.1 million in the three months ended March 31, 2021 compared to $18.5 million in the three months ended March 31, 2020.

Financing Arrangements

As of December 31, 2020 and March 31, 2021, our outstanding term loan, net of debt amortization expense of $1.2 million and $1.0 million, respectively, was $593.9 million and $585.5 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2020 and March 31, 2021, the limits available under such facilities were $14.3 million and $14.3 million, respectively, of which $7.8 million and $7.2 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2020 and March 31, 2021, a total of $252.3 million and $2.3 million, respectively, of our revolving credit facility was utilized, of which $250 million and $0, respectively, constituted funded drawdown and $2.3 million and $2.3 million, respectively, constituted non-funded drawdown.

Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”), a wholly-owned subsidiary of the Company, issued $350 million aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”) and $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2017 Senior Notes and 2019 Senior Notes are fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.6 million and $2.9 million incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the respective lives of the notes as additional interest expense. As of December 31, 2020 and March 31, 2021, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $0.7 million and $0.5 million, respectively, was $349.3 million and $349.5 million, respectively, which is payable on April 1, 2022. As of December 31, 2020 and March 31, 2021, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2.3 million and $2.1 million, was $397.7 million and $397.9 million, respectively, which is payable on December 1, 2024.

Genpact Luxembourg and Genpact USA, Inc, both wholly-owned subsidiaries of the Company, co-issued $350 million aggregate principal amount of 1.75% senior notes in March 2021 (the “2021 Senior Notes”), resulting in cash proceeds of approximately $348.1 million, net of an underwriting commission of $1.4 million and a discount of $0.5 million. Other debt issuance costs incurred in connection with the offering of the 2021 Senior Notes amounted to $1.1 million. The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offerings is being amortized over the lives of the notes as additional interest expense. As of March 31, 2021, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $3.0 million, was $347.0 million.

We pay interest on (i) the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, (ii) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (iii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of April 1, 2022, December 1, 2024 and April 10, 2026, respectively.

For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Financial Statements” above.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—“Risk Factors”—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 7 in Part I, Item 1—“Financial Statements” above.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Financial Statements” above, Genpact Luxembourg, a wholly-owned subsidiary of the Company, issued the 2017 Senior Notes and the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA, Inc. (“Genpact USA”), a wholly-owned subsidiary of the Company, co-issued the 2021 Senior Notes.  As of March 31, 2021, the outstanding balance for each of the 2017 Senior Notes, the 2019 Senior Notes and the 2021 Senior Notes was $349.5 million, $397.9 million and $347.0 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2017 Senior Notes and the 2019 Senior Notes

are also fully and unconditionally guaranteed by Genpact USA.  The other subsidiaries of the Company do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

The Company (with respect to all series of Senior Notes) and Genpact USA (with respect to the 2017 Senior Notes and the 2019 Senior Notes) have fully and unconditionally guaranteed (i) that the payment of the principal, premium, if any, and interest on the Senior Notes shall be promptly paid in full when due, whether at stated maturity of the Senior Notes, by acceleration, redemption or otherwise, and that the payment of interest on the overdue principal and interest on the Senior Notes, if any, if lawful, and all other obligations of the applicable issuer or issuers of the Senior Notes, respectively, to the holders of the Senior Notes or the trustee under the Senior Notes shall be promptly paid in full or performed, and (ii) in case of any extension of time of payment or renewal of any Senior Notes or any of such other obligations, that the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. With respect to the 2017 Senior Notes and the 2019 Senior Notes, failing payment by Genpact Luxembourg when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Company and Genpact USA shall be obligated to pay the same immediately. With respect to the 2021 Senior Notes, failing payment by Genpact Luxembourg or Genpact USA when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Company shall be obligated to pay the same immediately. The Company and Genpact USA have agreed that the guarantees described above are guarantees of payment of the Senior Notes and not guarantees of collection.

The following tables present summarized financial information for Genpact Luxembourg, Genpact USA and the Company (collectively, the “Debt Issuers and Guarantors”) on a combined basis after elimination of (i) intercompany transactions and balances among the Debt Issuers and Guarantors and (ii) equity in earnings from and investments in the non-Guarantors.

Summarized Statements of Income	Year ended December 31, 2020	Three months ended March 31,2021
	(dollars in millions)
Net revenues	$206.5	$51.2
Gross profit	206.5	51.2
Net income	762.7	21.4

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31,2020	Three months ended March 31, 2021
	(dollars in millions)
Royalty income	$69.5	$2.2
Revenue from services	137.o	49.0
Interest income (expense), net	46.7	9.4
Other cost, net	11.2	5.7
Gain on sale of intellectual property	650.0	—

Summarized Balance Sheets	As of December 31, 2020	As of March 31, 2021
	(dollars in millions)
Assets
Current assets	$2,073.7	$2,211.8
Non-current assets	711.7	673.2

Liabilities and equity
Current liabilities	$3,491.9	$3,394.9
Non-current liabilities	1,825.3	2,160.6

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31,2020	As of March 31 2021
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$280.8	$226.1
Loans receivable	1,324.5	1,435.2
Others	396.5	358.3

Non-current assets
Investment in debentures/bonds	$501.2	$499.2
Loans receivable	—	—
Others	64.2	30.9

Liabilities
Current liabilities
Loans payable	$2,357.9	$2,475.7
Others	823.4	852.0

Non-Current liabilities
Loans payable	$500.0	$500.0

The Senior Notes and the related guarantees rank pari passu in right of payment with all senior and unsecured debt of the Debt Issuers and Guarantors and rank senior in right of payment to all of the Debt Issuers’ and Guarantors’ future subordinated debt. The Senior Notes are effectively subordinated to all of the Debt Issuers’ and Guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all of the existing and future debt and other liabilities of the non-Guarantors, including the liabilities of certain subsidiaries pursuant to our senior credit facility. The non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Senior Notes or to make the funds available to pay those amounts, whether by dividend, distribution, loan or other payment. Any right that the Debt Issuers and Guarantors have, to receive any assets of any of the non-Guarantors upon the insolvency, liquidation, reorganization, dissolution or other winding-up of any non-Guarantor, all of that non-Guarantor’s creditors (including trade creditors) would be entitled to payment in full out of that non-Guarantor’s assets before the holders of the Senior Notes would be entitled to any payment. Claims of holders of the Senior Notes are structurally subordinated to the liabilities of certain non-Guarantors pursuant to their liabilities under our senior credit facility.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 2(n)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently issued accounting pronouncements

For a description of recently issued accounting pronouncements, see Note 2(n)—“Recently issued accounting pronouncements” under Item 1—“Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our term loan and revolving credit facility and the Senior Notes. Borrowings under our term loan and revolving credit facility bear interest at floating rates based on LIBOR, but in no event less than the floor rate of 0.0% plus an applicable margin. The interest rate on our Senior Notes is subject to adjustment based on the ratings assigned to our debt by Moody’s and Investors Service, Inc. and Standard & Poor’s Rating Services, Inc. from time to time. A decline in such ratings could result in an increase of up to 2% in the rate of interest on the notes. Accordingly, fluctuations in market interest rates or a decline in ratings may increase or decrease our interest expense which would, in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of March 31, 2021, we were party to interest rate swaps covering a total notional amount of $481 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.

In March 2021, we executed a treasury lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes issued in March 2021, and our entry into this agreement was designated as a cash flow hedge. The treasury lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury lock agreement as of March 31, 2021 was $0.8 million.

For a discussion of our market risk associated with foreign currency risk, interest rate risk and credit risk, see Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, the risk factors set forth below and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

The following supplemental information relating to COVID-19 supplements the Risk Factor titled “Our business and results of operations have been adversely impacted and may in the future be adversely impacted by the COVID-19 pandemic” and should be read in conjunction with that risk factor and the other risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The developments described below with respect to the COVID-19 pandemic have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our Annual Report on Form 10-K, and such risk factors are further qualified by the information related to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the additional information provided below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K.

Supplemental Information:

A devastating second wave of COVID-19 has been spreading across India since March 2021, leaving millions of people infected and putting an enormous strain on the country’s health care system. We are experiencing higher than normal levels of employee absenteeism due to illness or employees caring for family members who are sick.  Although this humanitarian crisis has not yet had a material impact on our ability to deliver services to our clients, if there is any further deterioration of the situation in India or if the current situation continues for an extended period it could have a material adverse effect on our business, financial condition, results of operations and/or share price.

Tax matters may have an adverse effect on our business, results of operations, effective tax rate and financial condition.

We are subject to income taxes in the United States and in numerous foreign jurisdictions, notably in India where we have substantial operations. Our provision for income taxes, actual tax expense and tax liability could be adversely affected by a variety of factors including, but not limited to, lower income before taxes generated in countries with lower tax rates; higher income generated in countries with higher tax rates; changes in tax laws and regulations or interpretations thereof; changes in applicable income tax treaties; changes in accounting principles or interpretations thereof or in the valuation of deferred tax assets and liabilities; the elimination or expiration of certain tax concessions, exemptions or holidays that had reduced our tax liability; and adverse outcomes of tax examinations or tax-related litigation, including a determination by any tax authority that our transfer prices are not appropriate.  Additionally, changes in tax laws proposed by the Biden administration, if enacted, could negatively impact our effective tax rate. Any of these factors could have a material adverse effect on our business, results of operations, effective tax rate and financial condition.

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

In addition, the Government of India issued assessment orders to us in 2014, 2016 and 2019 seeking to assess tax on certain transactions that occurred in 2009, 2013 and 2015.  We have received demands for potential tax claims related to these orders in an aggregate amount of $151 million, including interest through the date of the orders. We do not believe that the transactions should be subject to tax in India under applicable law and have accordingly not provided a reserve for such exposure and have filed the necessary appeals. We have received favorable orders from appellate authorities relating to demands of $136 million and are pursuing refunds of $55 million we previously paid toward these demands. The tax authorities may appeal these orders in a higher court. In the event we do not prevail in these matters, the total amounts owed in connection with these demands would be subject to additional interest accrued over the period since the demands were made, and the amount of this additional interest could be material. There is no assurance that we will prevail in these matters or similar transactions, and a final determination of tax in the amounts claimed could have a material adverse effect on our business, results of operations, effective tax rate and financial condition. See Note 28—“Commitments and contingencies” to our consolidated financial statements under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information relating to these matters.

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

Effective July 1, 2017, a Goods and Services Tax (“GST”) was introduced in India, replacing an existing service tax regime and multiple similar indirect taxes. The implementation of the GST continues to evolve, with the Government of India introducing regular amendments and issuing clarifications. In the second quarter of 2020, Indian tax authorities began challenging certain of our GST and service tax refunds in certain Indian states. We had requested these refunds pursuant to the tax exemption available for exports under service tax and GST regimes in respect of services performed by us in India for affiliates and clients outside of India. The Indian tax authorities have also initiated proceedings to examine the availability of the tax exemption claimed in respect of export of services and related refunds under the service tax regime that preceded the current GST regime. In denying the refunds and initiating these proceedings, the taxing authorities have taken the position that the services we provided are local services, which interpretation, if correct, would make the service tax and GST exemptions we have claimed on exports unavailable to us in respect of such services. We believe that the denial of the service tax and GST exemptions is incorrect, and we are pursuing appeals before relevant appellate authorities.  The Government of India may issue further clarifications on the matter. However, there is no assurance that we will prevail in this matter.  Further, if it is finally determined that we do not qualify for the service tax and GST exemptions on the services we provide in India for clients located outside of India, we could be subject to additional tax on all of such services at a rate of 18%.  The imposition of this additional tax on a significant percentage of the services we perform or have performed in India would likely have a material adverse effect on our profitability and cash flows and could also have a material adverse effect on our business, financial condition and results of operations.

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

In addition, in December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law in the U.S., bringing about far-ranging changes to the existing corporate tax system. The Tax Act requires complex computations not previously required and requires us to make assumptions and judgments in the interpretation of the law where sufficient guidance is not available. As regulations and guidance evolve with respect to the Tax Act, our results may differ from previous estimates and our tax liabilities may materially increase.  See “Future legislation or executive action in the United States and other jurisdictions could significantly affect the ability or willingness of our clients and prospective clients to utilize our services” in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended March 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
January 1 – January 31, 2021	601,496	40.92	601,496	112,386,688
February 1 – February 28, 2021	1,710,659	40.41	1,710,659	543,256,663
March 1 – March 31, 2021	985,811	40.99	985,811	502,846,218
Total	3,297,966	40.68	3,297,966

Since February 2017, our Board of Directors has authorized repurchases of up to $1.75 billion under our existing share repurchase program, including an increase of $500 million approved in the first quarter of 2021. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been retired. For additional information, see Note 17—“Capital Stock” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

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

4.1

Indenture, dated as of March 26, 2021, by and among the Registrant, Genpact Luxembourg S.à.r.l., Genpact USA, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

4.2

First Supplemental Indenture, dated as of March 26, 2021, by and among the Registrant, Genpact Luxembourg S.à.r.l., Genpact USA, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

4.3

Form of 1.750% Senior Note due 2026 (included as Exhibit A in Exhibit 4.2)(incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

4.4

Third Supplemental Indenture, dated as of March 26, 2021, by and among the Registrant, Genpact Luxembourg S.à.r.l., Genpact USA, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on March 26, 2021).

10.1†*	Form of Share Option Agreement under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

10.2†*	Form of Performance Share Award Agreement under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

22.1*	List of Issuers and Guarantor Subsidiaries.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished with this Quarterly Report on Form 10-Q.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2021

GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer