Form 10-Q
period 2021-06-30
Genpact LTD
filed 2021-08-09
CIK 1398659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2021
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from              to
Commission file number: 001-33626

GENPACT LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0533350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Canon's Court
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
Yes ☐ No ☒
As of August 2, 2021, there were 187,737,180 common shares, par value $0.01 per share, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data and share count)

	Notes	As of December 31, 2020	As of June 30, 2021
Assets
Current assets
Cash and cash equivalents	4	$680,440	$752,580
Accounts receivable, net of allowance for credit losses of $27,707 and $29,458 as of December 31, 2020 and June 30, 2021, respectively	5	881,020	916,366
Prepaid expenses and other current assets	8	187,408	213,163
Total current assets		$1,748,868	$1,882,109

Property, plant and equipment, net	9	231,122	205,361
Operating lease right-of-use assets		304,714	290,770
Deferred tax assets	23	106,674	107,529
Intangible assets, net	10	236,732	196,099
Goodwill	10	1,695,688	1,687,363
Contract cost assets	20	225,897	242,306
Other assets, net of allowance for credit losses of $3,134 and $2,593 as of December 31, 2020 and June 30, 2021, respectively		323,818	287,054
Total assets		$4,873,513	$4,898,591

Liabilities and equity
Current liabilities
Short-term borrowings	11	$250,000	$—
Current portion of long-term debt	12	33,537	383,154
Accounts payable		13,910	25,194
Income taxes payable	23	41,941	85,525
Accrued expenses and other current liabilities	13	806,769	688,502
Operating leases liability		56,479	58,337
Total current liabilities		$1,202,636	$1,240,712

Long-term debt, less current portion	12	1,307,371	1,288,663
Operating leases liability		289,363	273,581
Deferred tax liabilities	23	1,516	1,349
Other liabilities	14	238,398	255,317
Total liabilities		$3,039,284	$3,059,622

Shareholders' equity
Preferred shares, $0.01 par value, 250,000,000 authorized, none issued		—	—
Common shares, $0.01 par value, 500,000,000 authorized, 189,045,661 and 187,350,298 issued and outstanding as of December 31, 2020 and June 30, 2021, respectively		1,885	1,869
Additional paid-in capital		1,636,026	1,657,756
Retained earnings		741,658	748,199
Accumulated other comprehensive income (loss)		(545,340)	(568,855)
Total equity		$1,834,229	$1,838,969
Commitments and contingencies	25
Total liabilities and equity		$4,873,513	$4,898,591
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data and share count)

		Three months ended June 30,		Six months ended June 30,
	Notes	2020	2021	2020	2021
Net revenues	20	$900,094	$988,126	$1,823,286	$1,934,197
Cost of revenue		593,892	632,982	1,198,663	1,233,910
Gross profit		$306,202	$355,144	$624,623	$700,287
Operating expenses:
Selling, general and administrative expenses		186,312	204,168	383,654	404,900
Amortization of acquired intangible assets	10	10,697	14,550	21,438	30,726
Other operating (income) expense, net	21	18,829	(477)	18,509	(124)
Income from operations		$90,364	$136,903	$201,022	$264,785
Foreign exchange gains (losses), net		(518)	5,503	14,013	8,796
Interest income (expense), net	22	(13,619)	(13,091)	(25,315)	(25,433)
Other income (expense), net	24	2,920	6,094	(14)	7,486
Income before income tax expense		$79,147	$135,409	$189,706	$255,634
Income tax expense	23	16,986	32,705	41,847	61,657
Net income		$62,161	$102,704	$147,859	$193,977
Earnings per common share	18
Basic		$0.33	$0.55	$0.78	$1.03
Diluted		$0.32	$0.53	$0.76	$1.01
Weighted average number of common shares used in computing earnings per common share	18
Basic		190,541,148	187,329,564	190,583,953	187,989,838
Diluted		195,112,549	192,282,570	195,822,531	192,747,914

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Net income	$62,161	$102,704	$147,859	$193,977
Other comprehensive income:
Currency translation adjustments	5,236	(9,034)	(73,065)	(27,678)
Net income (loss) on cash flow hedging derivatives, net of taxes (Note 7)	14,356	451	(38,749)	2,532
Retirement benefits, net of taxes	546	1,047	2,082	1,631
Other comprehensive income (loss)	20,138	(7,536)	(109,732)	(23,515)
Comprehensive income (loss)	$82,299	$95,168	$38,127	$170,462

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2020
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2020	190,201,079	$1,898	$1,566,191	$666,816	$(661,826)	$1,573,079
Issuance of common shares on exercise of options (Note 16)	251,800	2	5,344	—	—	5,346
Issuance of common shares under the employee stock purchase plan (Note 16)	93,025	1	3,009	—	—	3,010
Net settlement on vesting of restricted share units (Note 16)	175,039	2	(3,371)	—	—	(3,369)
Net settlement on vesting of performance units (Note 16)	430	—	—	—	—	—
Stock repurchased and retired (Note 17)	—	—	—	—	—	—
Expenses related to stock repurchase (Note 17)	—	—	—	—	—	—
Stock-based compensation expense (Note 16)	—	—	18,844	—	—	18,844
Comprehensive income (loss):
Net income (loss)	—	—	—	62,161	—	62,161
Other comprehensive income (loss)	—	—	—	—	20,138	20,138
Dividend ($0.0975 per common share, Note 17)	—	—	—	(18,595)	—	(18,595)
Balance as of June 30, 2020	190,721,373	$1,903	$1,590,017	$710,382	$(641,688)	$1,660,614

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2020
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2020	190,118,181	$1,896	$1,570,575	$648,656	$(531,956)	$1,689,171
Transition period adjustment pursuant to ASC 326, net of tax	—	—	—	(3,984)	—	(3,984)
Adjusted balance as of January 1, 2020	190,118,181	1,896	1,570,575	644,672	(531,956)	1,685,187
Issuance of common shares on exercise of options (Note 16)	339,328	4	6,592	—	—	6,596
Issuance of common shares under the employee stock purchase plan (Note 16)	174,314	2	5,822	—	—	5,824
Net settlement on vesting of restricted share units (Note 16)	229,206	2	(3,467)	—	—	(3,465)
Net settlement on vesting of performance units (Note 16)	902,532	9	(25,836)	—	—	(25,827)
Stock repurchased and retired (Note 17)	(1,042,188)	(10)	—	(44,990)	—	(45,000)
Expenses related to stock purchase (Note 17)	—	—	—	(21)	—	(21)
Stock-based compensation expense (Note 16)	—	—	36,331	—	—	36,331
Comprehensive income (loss):
Net income (loss)	—	—	—	147,859	—	147,859
Other comprehensive income (loss)	—	—	—	—	(109,732)	(109,732)
Dividend ($0.1950 per common share, Note 17)	—	—	—	(37,138)	—	(37,138)
Balance as of June 30, 2020	190,721,373	$1,903	$1,590,017	$710,382	$(641,688)	$1,660,614

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the three months ended June 30, 2021
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of April 1, 2021	187,176,339	$1,867	$1,630,445	$678,631	$(561,319)	$1,749,624
Issuance of common shares on exercise of options (Note 16)	350,312	4	5,384	—	—	5,388
Issuance of common shares under the employee stock purchase plan (Note 16)	78,839	1	3,245	—	—	3,246
Net settlement on vesting of restricted share units (Note 16)	39,251	—	(1,007)	—	—	(1,007)
Net settlement on vesting of performance units (Note 16)	—	—	—	—	—	—
Stock repurchased and retired (Note 17)	(294,443)	(3)	—	(12,997)	—	(13,000)
Expenses related to stock purchase (Note 17)	—	—	—	(6)	—	(6)
Stock-based compensation expense (Note 16)	—	—	19,689	—	—	19,689
Comprehensive income (loss):
Net income (loss)	—	—	—	102,704	—	102,704
Other comprehensive income (loss)	—	—	—	—	(7,536)	(7,536)
Dividend ($0.1075 per common share, Note 17)	—	—	—	(20,133)	—	(20,133)
Balance as of June 30, 2021	187,350,298	$1,869	$1,657,756	$748,199	$(568,855)	$1,838,969

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Equity
For the six months ended June 30, 2021
(Unaudited)
(In thousands, except share count)

	Common shares				Accumulated Other Comprehensive Income (Loss)
	No. of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Equity
Balance as of January 1, 2021	189,045,661	$1,885	$1,636,026	$741,658	$(545,340)	$1,834,229
Issuance of common shares on exercise of options (Note 16)	508,312	6	9,170	—	—	9,176
Issuance of common shares under the employee stock purchase plan (Note 16)	156,004	2	6,052	—	—	6,054
Net settlement on vesting of restricted share units (Note 16)	130,290	1	(2,310)	—	—	(2,309)
Net settlement on vesting of performance units (Note 16)	1,102,440	11	(28,301)	—	—	(28,290)
Stock repurchased and retired (Note 17)	(3,592,409)	(36)	—	(147,116)	—	(147,152)
Expense related to stock purchase (Note 17)	—	—	—	(72)	—	(72)
Stock-based compensation expense (Note 16)	—	—	37,119	—	—	37,119
Comprehensive income (loss):
Net income (loss)	—	—	—	193,977	—	193,977
Other comprehensive income (loss)	—	—	—	—	(23,515)	(23,515)
Dividend ($0.2150 per common share, Note 17)	—	—	—	(40,248)	—	(40,248)
Balance as of June 30, 2021	187,350,298	$1,869	$1,657,756	$748,199	$(568,855)	$1,838,969

See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2020	2021
Operating activities
Net income	$147,859	$193,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,165	55,824
Amortization of debt issuance costs	1,121	1,260
Amortization of acquired intangible assets	21,438	30,726
Write-down of intangible assets and property, plant and equipment	9,973	915
Allowance for credit losses	1,055	2,208
Unrealized loss (gain) on revaluation of foreign currency asset/liability	4,085	(5,614)
Stock-based compensation expense	36,331	37,119
Deferred tax benefit	(3,416)	(2,792)
Write-down of operating lease right-of-use assets and other assets	10,244	—
Others, net	(1,297)	346
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	38,783	(40,746)
(Increase) decrease in prepaid expenses, other current assets, contract cost assets, operating lease right-of-use assets and other assets	(137,605)	11,055
Increase (decrease) in accounts payable	(4,418)	11,365
(Decrease) in accrued expenses, other current liabilities, operating lease liabilities and other liabilities	(32,371)	(102,273)
Increase in income taxes payable	23,112	44,395
Net cash provided by operating activities	$173,059	$237,765
Investing activities
Purchase of property, plant and equipment	(33,127)	(19,305)
Payment for internally generated intangible assets (including intangibles under development)	(6,449)	(3,775)
Proceeds from sale of property, plant and equipment	388	690
Payment for business acquisitions, net of cash acquired	—	(6,613)
Net cash (used for) investing activities	$(39,188)	$(29,003)
Financing activities
Repayment of finance lease obligations	(4,065)	(5,739)
Payment of debt issuance costs	(620)	(2,053)
Proceeds from long-term debt	—	350,000
Repayment of long-term debt	(17,000)	(17,000)
Proceeds from short-term borrowings	455,000	—
Repayment of short-term borrowings	(30,000)	(250,000)
Proceeds from issuance of common shares under stock-based compensation plans	12,420	14,757
Payment for net settlement of stock-based awards	(29,414)	(30,401)
Payment of earn-out consideration	—	(2,556)
Dividend paid	(37,138)	(40,248)
Payment for stock repurchased and retired (including expenses related to stock repurchase)	(45,021)	(147,224)
Net cash provided by (used for) financing activities	$304,162	$(130,464)
Effect of exchange rate changes	(37,766)	(6,158)
Net increase in cash and cash equivalents	438,033	78,298
Cash and cash equivalents at the beginning of the period	467,096	680,440
Cash and cash equivalents at the end of the period	$867,363	$752,580
Supplementary information
Cash paid during the period for interest	$24,397	$21,522
Cash paid during the period for income taxes, net of refund	$95,834	$40,643
 See accompanying notes to the Consolidated Financial Statements.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

1. Organization

The Company is a global professional services firm that drives digitally-led innovation and runs digitally-enabled intelligent operations for its clients, guided by its experience running thousands of processes for hundreds of Fortune Global 500 clients.  The Company has over 104,000 employees serving clients in key industry verticals from more than 30 countries.

2. Summary of significant accounting policies

(a) Basis of preparation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.
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

Intangible assets acquired individually or with a group of other assets or in a business combination and developed internally are carried at cost less accumulated amortization and accumulated impairment loss based on their estimated useful lives as follows:

Customer-related intangible assets	1	-	11 years
Marketing-related intangible assets	1	-	10 years
Technology-related intangible assets	2	-	8 years

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
(Unaudited)
(In thousands, except per share data and share count)
2. Summary of significant accounting policies (Continued)

(d) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, derivative financial instruments and accounts receivable. The Company places its cash and cash equivalents and derivative financial instruments with corporations and banks with high investment grade ratings, limits the amount of credit exposure with any one corporation or bank and conducts ongoing evaluations of the creditworthiness of the corporations and banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its customers. The General Electric Company (“GE”) accounted for 16% and 15% of the Company’s receivables as of December 31, 2020 and June 30, 2021, respectively. GE accounted for 13% of the Company’s revenues for the three and six months ended June 30, 2020 and 10% of the Company’s revenues for the three and six months ended June 30, 2021.

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

(i) Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses consist of expenses relating to salaries and benefits (including stock-based compensation) as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions such as human resources, finance, legal, marketing, sales and sales support, and other support personnel. The operational costs component of SG&A expenses also includes travel and living costs for such personnel. SG&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting and other advisors), investment in research and development, digital technology, advanced automation and robotics, and an allowance for credit losses. It also includes depreciation of property, plant and equipment, and amortization of intangibles and ROU assets other than those included in cost of revenue.

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

A financial asset is written off when it is deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. Expected recoveries of amounts previously written off, not to exceed the aggregate amounts previously written off, are included in determining the allowance at each reporting period.

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

In October 2020, the FASB issued ASU No. 2020-09, “Codification Improvements to Topic 470, Debt— Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762.” The SEC in its Release No. 33-10762 in March 2020 has adopted new rules on financial disclosure requirements for guarantors and issuers of guaranteed securities and affiliates whose securities collateralize issuers’ securities. This ASU revises certain SEC paragraphs of the FASB’s Accounting Standards Codification (ASC) to reflect, as appropriate, the amended financial statement disclosure requirements in SEC Release 33-10762. The amended rules are effective January 4, 2021 but early compliance is permitted. The Company adopted the amended rules issued by the SEC in its Release No. 33-10762 in the first quarter of 2020. Accordingly, the Company has already adopted the amendments under this ASU, and the disclosures related to guarantor financial information have been omitted from the Notes to the Consolidated Financial Statements and included under Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

3. Business acquisitions

(a) Enquero Inc

On December 31, 2020, the Company acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148,797. This amount represents cash consideration of $137,166, net of cash acquired of $11,631. The total purchase consideration paid by the Company to the sellers on the closing date was $141,938. No portion of the purchase consideration is outstanding as of June 30, 2021. The Company is evaluating adjustments related to certain income and other taxes, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date. The measurement period will not exceed one year from the acquisition date. This acquisition increases the scale and depth of the Company’s data and analytics capabilities and enhances the Company’s ability to accelerate the digital transformation journeys of its clients through cloud technologies and advanced data analytics.

In connection with this acquisition, the Company recorded $49,000 in customer-related intangibles, $9,500 in marketing-related intangibles and $1,400 in technology-related intangibles, which have a weighted average amortization period of four years. Goodwill arising from the acquisition amounting to $86,561 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the Banking, Capital Markets and Insurance (“BCMI”) segment in the amount of $2,556, to the Consumer Goods, Retail, Life Sciences and Healthcare (“CGRLH”) segment in the amount of $22,211 and to the High Tech, Manufacturing and Services (“HMS”) segment in the amount of $61,794.

The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with the Company’s existing operations.

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

The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with those of the Company’s existing operations.

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

(c) Rightpoint Consulting, LLC

On November 12, 2019, the Company acquired 100% of the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270,669. This amount includes cash consideration of $268,170, net of cash acquired of $2,499. The total purchase consideration paid by the Company to the sellers on the closing date was $248,470 resulting in a payable of $22,199. $5,166 of the total purchase consideration remains payable as of June 30, 2021. This acquisition has expanded the Company’s capabilities in improving customer experience.

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

In connection with this acquisition, the Company recorded $46,000 in customer-related intangibles and $29,000 in marketing-related intangibles which have a weighted average amortization period of five years. Goodwill arising from the acquisition amounting to $177,181 has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the BCMI segment in the amount of $16,983, to the CGRLH segment in the amount of $42,993 and to the HMS segment in the amount of $117,205. Of the total goodwill arising from this acquisition, $91,929 is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with those of the Company.

Acquisition-related costs of $7,385 have been included in selling, general and administrative expenses as incurred. In connection with the transaction, the Company also acquired certain assets with a value of $39,140, assumed certain liabilities amounting to $22,295 and recognized a net deferred tax liability of $1,643. The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition.

4. Cash and cash equivalents

	As of December 31, 2020	As of June 30, 2021
Cash and other bank balances	680,440	752,580
Total	$680,440	$752,580

5. Accounts receivable, net of allowance for credit losses

Accounts receivable were $908,727 and $945,824, allowance for credit losses were $27,707 and $29,458, resulting in net accounts receivable balances of $881,020 and $916,366 as of December 31, 2020 and June 30, 2021, respectively.
The following table provides details of the Company’s allowance for credit losses:

	Year ended December 31, 2020	Six months ended June 30, 2021
Opening balance as of January 1	$29,969	$27,707
Transition period adjustment on accounts receivables (through retained earnings) pursuant to adoption of ASC 326	4,185	—
Adjusted balance as of January 1	$34,154	$27,707
Additions due to acquisitions	200	—
Additions charged/reversal released to cost and expense	3,307	2,749
Deductions/effect of exchange rate fluctuations	(9,954)	(998)
Closing balance	$27,707	$29,458

In addition, deferred billings were $28,491 and $13,200 and allowances for credit losses were $3,134 and $2,593, resulting in net deferred billings balances of $25,357 and $10,607 as of December 31, 2020 and June 30, 2021, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
5. Accounts receivable, net of allowance for credit losses (Continued)

Total credit losses of $3,134 as of December 31, 2020 includes $734 as a transition date adjustment through retained earnings pursuant to the adoption of ASC 326 and $2,400 as a current period charge for the year ended December 31, 2020. During the six months ended June 30, 2021, the Company recorded a release of $541 to cost and expense on account of credit losses on deferred billings. Deferred billings, net of related allowance for credit losses, are included under “other assets” in the Company's consolidated balance sheet as of December 31, 2020 and June 30, 2021.

6. Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of December 31, 2020 and June 30, 2021:

	As of December 31, 2020
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$27,709	$—	$27,709	$—
Deferred compensation plan assets (Note a, e)	26,832	—	—	26,832
Total	$54,541	$—	$27,709	$26,832
Liabilities
Earn out Consideration (Note b, d)	$8,272	$—	$—	$8,272
Derivative instruments (Note b, c)	40,981	—	40,981	—
Deferred compensation plan liability (Note b, f)	26,390	—	—	26,390
Total	$75,643	$—	$40,981	$34,662

	As of June 30, 2021
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments (Note a, c)	$17,299	$—	$17,299	$—
Deferred compensation plan assets (Note a, e)	35,533	—	—	35,533
Total	$52,832	$—	$17,299	$35,533
Liabilities
Earn out consideration (Note b, d)	$5,716	$—	$—	$5,716
Derivative instruments (Note b, c)	29,728	—	29,728	—
Deferred compensation plan liability (Note b, f)	35,034	—	—	35,034
Total	$70,478	$—	$29,728	$40,750

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
6. Fair value measurements (Continued)

(a)Included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.

(b)Included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

(c)The Company values its derivative instruments based on market observable inputs, including both forward and spot prices for the relevant currencies and interest rate indices for relevant interest rates. The quotes are taken from an independent market database.

(d)The fair value of earn-out consideration, calculated as the present value of expected future payments to be made to the sellers of acquired businesses, was derived by estimating the future financial performance of the acquired businesses using the earn-out formula and performance targets specified in each purchase agreement and adjusting the result to reflect the Company’s estimate of the likelihood of achievement of such targets. Given the significance of the unobservable inputs, the valuations are classified in level 3 of the fair value hierarchy.

(e)Deferred compensation plan assets consist of life insurance policies held under a Rabbi Trust. Assets held in the Rabbi Trust are valued based on the cash surrender value of the insurance contract, which is determined based on the fair value of the underlying assets included in the insurance portfolio and are therefore classified within level 3 of the fair value hierarchy.

(f)The fair value of the deferred compensation plan liability is derived based on the fair value of the underlying assets in the insurance policies and is therefore classified within level 3 of the fair value hierarchy.

The following table provides a roll-forward of the fair value of earn-out consideration categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2020 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Opening balance	$22,409	$8,272	$22,184	$8,272
Payments made on earn-out consideration (Note a)	—	(2,556)	—	(2,556)
Change in fair value of earn out consideration (Note b)	(679)	—	(679)	—
Others (Note c)	205	—	430	—
Closing balance	$21,935	$5,716	$21,935	$5,716

(a)Includes an interest payment on earn-out consideration in excess of the acquisition date fair value, which is included in “cash flows from operating activities” amounting to zero for the three and six months ended June 30, 2020 and 2021, respectively.

(b)Changes in the fair value of earn-out consideration are reported in “other operating (income) expense, net” in the consolidated statements of income.

(c)“Others” is comprised of interest expense included in “interest income (expense), net” and the impact of changes in foreign exchange reported in “foreign exchange gains (losses), net” in the consolidated statements of income. This also includes a cumulative translation adjustment reported as a component of “other comprehensive income (loss).”

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
6. Fair value measurements (Continued)

The following table provides a roll-forward of the fair value of deferred compensation plan assets categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2020 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Opening balance	$10,635	$32,707	$11,208	$26,832
Additions (net of redemption)	8,876	945	9,861	5,959
Change in fair value of deferred compensation plan assets (Note a)	2,326	1,881	768	2,742
Closing balance	$21,837	$35,533	$21,837	$35,533

(a)Changes in the fair value of plan assets are reported in “other income (expense), net” in the consolidated statements of income.

The following table provides a roll-forward of the fair value of deferred compensation liabilities categorized as level 3 in the fair value hierarchy for the three and six months ended June 30, 2020 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Opening balance	$17,583	$32,207	$10,943	$26,390
Additions (net of redemption)	1,388	945	9,575	5,959
Change in fair value of deferred compensation plan liabilities (Note a)	2,404	1,882	857	2,685
Closing balance	$21,375	$35,034	$21,375	$35,034

(a)Changes in the fair value of deferred compensation plan liabilities are reported in “selling, general and administrative expenses” in the consolidated statements of income.

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
(Unaudited)
(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The following table presents the aggregate notional principal amounts of outstanding derivative financial instruments together with the related balance sheet exposure:

	Notional principal amounts (note a)		Balance sheet exposure asset (liability) (note b)
	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021
Foreign exchange forward contracts denominated in:
United States Dollars (sell) Indian Rupees (buy)	$1,150,000	$1,030,000	$15,207	$4,168
United States Dollars (sell) Mexican Peso (buy)	17,500	12,700	716	664
United States Dollars (sell) Philippines Peso (buy)	67,200	72,900	1,332	19
Euro (sell) United States Dollars (buy)	96,651	81,715	(5,659)	(1,265)
Singapore Dollars (buy) United States Dollars (sell)	10,153	10,153	66	(115)
Euro (sell) Romanian Leu (buy)	29,489	21,411	(22)	(43)
Japanese Yen (sell) Chinese Renminbi (buy)	19,230	8,971	473	1,074
United States Dollars (sell) Hungarian Font (buy)	30,000	15,800	904	341
Hungarian Font (Sell) Euro (buy)	10,444	10,111	61	(319)
Australian Dollars (sell) Indian Rupees (buy)	140,525	94,689	(7,670)	(3,147)
Interest rate swaps (floating to fixed)	488,022	474,078	(18,680)	(13,806)
			$(13,272)	$(12,429)

(a)Notional amounts are key elements of derivative financial instrument agreements but do not represent the amount exchanged by counterparties and do not measure the Company’s exposure to credit, foreign exchange, interest rate or market risks. However, the amounts exchanged are based on the notional amounts and other provisions of the underlying derivative financial instrument agreements. Notional amounts are denominated in U.S. dollars.

(b)Balance sheet exposure is denominated in U.S. dollars and denotes the mark-to-market impact of the derivative financial instruments on the reporting date.

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

The fair value of the Company’s derivative instruments and their location in the Company’s financial statements are summarized in the table below:

	Cash flow hedges		Non-designated
	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021
Assets
Prepaid expenses and other current assets	$16,188	$10,828	$5,357	$1,067
Other assets	$6,164	$5,387	$—	$17

Liabilities
Accrued expenses and other current liabilities	$16,387	$13,610	$3,785	$3,692
Other liabilities	$16,886	$11,262	$3,923	$1,164

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

The Company executed a treasury lock agreement for $350,000 in connection with future interest payments to be made on its senior notes issued by Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”) and Genpact USA, Inc. (“Genpact USA”), both wholly-owned subsidiaries of the Company, in March 2021 (the “2021 Senior Notes”), and the treasury lock was designated as a cash flow hedge. The treasury lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income and is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury lock agreement as of June 30, 2021 was $774.

In connection with cash flow hedges, the gains (losses) recorded as a component of other comprehensive income (loss) (“OCI”), and the related tax effects are summarized below:

	Three months ended June 30,
	2020			2021
	Before tax Amount	Tax (Expense) or Benefit*	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit*	Net of tax Amount
Opening balance	$(70,866)	$12,169	$(58,697)	$(8,073)	$1,094	$(6,979)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(4,653)	654	(3,999)	1,844	(471)	1,373
Changes in fair value of effective portion of outstanding derivatives, net	11,878	(1,521)	10,357	2,034	(210)	1,824
Gain/(loss) on cash flow hedging derivatives, net	16,531	(2,175)	14,356	190	261	451
Closing balance	$(54,335)	$9,994	$(44,341)	$(7,883)	$1,355	$(6,528)

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

	Six months ended June 30,
	2020			2021
	Before tax Amount	Tax (Expense) or Benefit*	Net of tax Amount	Before tax Amount	Tax (Expense) or Benefit*	Net of tax Amount
Opening balance	$(4,126)	$(1,466)	$(5,592)	$(10,921)	$1,861	$(9,060)
Net gains (losses) reclassified into statement of income on completion of hedged transactions	(913)	(307)	(1,220)	3,918	(937)	2,981
Changes in fair value of effective portion of outstanding derivatives, net	(51,122)	11,153	(39,969)	6,956	(1,443)	5,513
Gain/(loss) on cash flow hedging derivatives, net	(50,209)	11,460	(38,749)	3,038	(506)	2,532
Closing balance	$(54,335)	$9,994	$(44,341)	$(7,883)	$1,355	$(6,528)

*The tax (expense) benefit includes the effect of novating certain hedging instruments as part of an intercompany transfer.

The gains or losses recognized in other comprehensive income (loss) and their effects on financial performance are summarized below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) reclassified from OCI into Statement of Income (Effective Portion)
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021		2020	2021	2020	2021
Forward foreign exchange contracts	$14,580	$2,199	$(31,127)	$5,282	Revenue	$1,879	$244	$3,911	$99
Interest rate swaps	(2,702)	(165)	(19,995)	858	Cost of revenue	(4,288)	2,816	(3,262)	6,128
Treasury rate lock	—	—	—	816	Selling, general and administrative expenses	(1,193)	763	(870)	1,664
					Interest expense	(1,051)	(1,979)	(692)	(3,973)
	$11,878	$2,034	$(51,122)	$6,956		$(4,653)	$1,844	$(913)	$3,918

There were no gains (losses) recognized in income on the ineffective portion of derivatives and excluded from effectiveness testing for the three and six months ended June 30, 2020 and 2021, respectively.

Non-designated Hedges

		Amount of Gain (Loss) recognized in Statement of Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) recognized in Statement of Income on Derivatives	2020	2021	2020	2021
Forward foreign exchange contracts (Note a)	Foreign exchange gains (losses), net	$925	$3,226	$(13,834)	$4,837
Forward foreign exchange contracts (Note b)	Foreign exchange gains (losses), net	—	—	3,963	—
		$925	$3,226	$(9,871)	$4,837

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

7. Derivative financial instruments (Continued)

(a)These forward foreign exchange contracts were entered into to hedge fluctuations in foreign exchange rates for recognized balance sheet items such as receivables and intercompany borrowings, and were not originally designated as hedges under FASB guidance on derivatives and hedging. Realized gains (losses) and changes in the fair value of these derivatives are recorded in foreign exchange gains (losses), net in the consolidated statements of income.

(b)These forward foreign exchange contracts were initially designated as cash flow hedges under ASC guidance on derivatives and hedging. These contracts were terminated because certain forecasted transactions were no longer expected to occur and therefore hedge accounting was no longer applied. Subsequently the realized gains (losses) are recorded in foreign exchange gains (losses) net in the consolidated statements of income.

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
8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31, 2020	As of June 30, 2021
Advance income and non-income taxes	$73,008	$106,563
Contract asset (Note 20)	9,035	11,849
Prepaid expenses	32,375	45,955
Derivative instruments	21,545	11,895
Employee advances	2,636	4,293
Deposits	8,774	3,915
Advances to suppliers	2,716	1,074
Others	37,319	27,619
	$187,408	$213,163

9. Property, plant and equipment, net

The following table provides the gross and net amount of property, plant and equipment:

	As of December 31, 2020	As of June 30, 2021
Property, plant and equipment, gross	$792,463	$794,057
Less: Accumulated depreciation, amortization and impairment	(561,341)	(588,696)
Property, plant and equipment, net	$231,122	$205,361

Depreciation expense on property, plant and equipment for the six months ended June 30, 2020 and 2021 was $33,606 and $32,174, respectively, and for the three months ended June 30, 2020 and 2021 was $17,890 and $15,046, respectively. Computer software amortization for the six months ended June 30, 2020 and 2021 was $5,510 and $3,008, respectively, and for the three months ended June 30, 2020 and 2021 was $2,503 and $1,548, respectively.The Company recorded a write-down to certain property, plant and equipment during the three and six months ended June 30, 2020 and 2021, as described in Note 10.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets

The following table presents the changes in goodwill for the year ended December 31, 2020 and six months ended June 30, 2021:

	For the year ended December 31, 2020	For the six months ended June 30, 2021
Opening balance	1,574,466	1,695,688
Goodwill relating to acquisitions consummated during the period	123,595	—
Impact of measurement period adjustments	(5,653)	(108)
Effect of exchange rate fluctuations	3,280	(8,217)
Closing balance	1,695,688	1,687,363

The following table presents the changes in goodwill by reporting unit for the year ended December 31, 2020:

	BCMI	CGRLH	HMS	Total
Opening balance	417,213	555,130	602,123	1,574,466
Goodwill relating to acquisitions consummated during the period	2,559	52,612	68,424	123,595
Impact of measurement period adjustments	(542)	(1,372)	(3,739)	(5,653)
Effect of exchange rate fluctuations	942	1,204	1,134	3,280
Closing balance	420,172	607,574	667,942	1,695,688

The following table presents the changes in goodwill by reporting unit for the six months ended June 30, 2021:

	BCMI	CGRLH	HMS	Total
Opening balance	420,172	607,574	667,942	1,695,688
Goodwill relating to acquisitions consummated during the period	—	—	—	—
Impact of measurement period adjustments	(3)	(28)	(77)	(108)
Effect of exchange rate fluctuations	(2,600)	(3,119)	(2,498)	(8,217)
Closing balance	417,569	604,427	665,367	1,687,363

The total amount of goodwill deductible for tax purposes was $296,046 and $283,601 as of December 31, 2020 and June 30, 2021, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

10. Goodwill and intangible assets (Continued)

The Company’s intangible assets are as follows:

	As of December 31, 2020			As of June 30, 2021
	Gross carrying amount	Accumulated amortization & Impairment	Net	Gross carrying amount	Accumulated amortization & Impairment	Net
Customer-related intangible assets	$478,189	$359,652	$118,537	$475,401	$377,133	$98,268
Marketing-related intangible assets	96,561	61,154	35,407	96,432	69,592	26,840
Technology-related intangible assets	152,293	90,866	61,427	150,401	104,546	45,855
Intangible assets under development	23,864	2,503	21,361	25,136	—	25,136
	$750,907	$514,175	$236,732	$747,370	$551,271	$196,099

Amortization expenses for intangible assets acquired as a part of business combination and disclosed in the consolidated statements of income under amortization of acquired intangible assets for the six months ended June 30, 2020 and 2021 were $21,438 and $30,726, respectively, and for the three months ended June 30, 2020 and 2021 were $10,697 and $14,550, respectively.

Amortization expenses for internally-developed and other intangible assets disclosed in the consolidated statements of income under cost of revenue and selling, general and administrative expenses for the six months ended June 30, 2020 and 2021 were $14,036 and $11,922, respectively, and for the three months ended June 30, 2020 and 2021 were $7,130 and $5,878, respectively.

During the three and six months ended June 30, 2020 and 2021, the Company tested for recoverability certain customer-related and technology-related intangible assets, including those under development, and certain property, plant and equipment, as a result of changes in market trends and the Company’s investment strategy, including the Company's decisions to cease certain service offerings. Based on the results of this testing, the Company determined that the carrying values of the assets tested were not recoverable, and the Company recorded complete write-downs of the carrying values of these assets amounting to $9,973 and $915 for the six months ended June 30, 2020 and 2021, respectively, and $9,973 and $78 for the three months ended June 30, 2020 and 2021, respectively. These write-downs have been recorded in “other operating (income) expense, net” in the consolidated statement of income.

 The summary below represents the impairment charge recorded for various categories of assets during the three and six months ended June 30, 2020 and June 30, 2021:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Technology related intangibles	$4,531	$—	$4,531	$205
Customer related intangibles	1,239	—	1,239	—
Total Intangibles	$5,770	$—	$5,770	$205
Property, plant and equipment	$4,203	$78	$4,203	$710
Total Property, plant and equipment	$4,203	$78	$4203	$710
Grand Total	$9,973	$78	$9,973	$915

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

11. Short-term borrowings
The Company has the following borrowing facilities:

a.Fund-based and non-fund-based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2020 and June 30, 2021, the limits available were $14,311 and $20,176, respectively, of which $7,809 and $6,953, respectively, was utilized, constituting non-funded drawdown.

b.A fund-based and non-fund based revolving credit facility of $500,000, which the Company obtained through an amendment of its existing credit agreement on August 9, 2018, as described in Note 12.  Prior to the amendment, the Company’s revolving credit facility was $350,000. The amended credit facility expires on August 8, 2023. The funded drawdown amount under the Company’s revolving facilities bore interest at a rate equal to LIBOR plus a margin of 1.375% as of December 31, 2020 and June 30, 2021. The unutilized amount on the revolving facilities bore a commitment fee of 0.20% as of December 31, 2020 and June 30, 2021. As of December 31, 2020 and June 30, 2021, a total of $252,347 and $2,017, respectively, was utilized, of which $250,000 and $0, respectively, constituted funded drawdown and $2,347 and $2,017, respectively, constituted non-funded drawdown. The Company’s amended credit agreement contains certain customary covenants, including a maximum leverage covenant and a minimum interest coverage ratio. During the period ended December 31, 2020 and June 30, 2021, the Company was in compliance with the financial covenants of the credit agreement.

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

Borrowings under the amended credit facility bear interest at a rate equal to, at the election of the Company, either LIBOR plus an applicable margin equal to 1.375% per annum, compared to a margin of 1.50% under the 2015 Facility, or a base rate plus an applicable margin equal to 0.375% per annum, compared to a margin of 0.50% under the 2015 Facility, in each case subject to adjustment based on the Company’s debt ratings provided by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. Based on the Company’s election and current credit rating, the applicable interest rate is equal to LIBOR plus 1.375% per annum. The amended credit agreement restricts certain payments, including dividend payments, if there is an event of default under the credit agreement or if the Company is not, or after making the payment would not be, in compliance with certain financial covenants contained in the amended credit agreement. These covenants require the Company to maintain a net debt to EBITDA leverage ratio of below 3x and an interest coverage ratio of more than 3x. During the period ended June 30, 2021, the Company was in compliance with the terms of the credit agreement, including all of the financial covenants therein. The Company’s retained earnings are not subject to any restrictions on availability to make dividend payments to shareholders, subject to compliance with the financial covenants described above that are contained in the amended credit agreement.

As of December 31, 2020 and June 30, 2021, the amount outstanding under the term loan, net of debt amortization expense of $1,150 and $917, was $593,850 and $577,083, respectively. As of December 31, 2020 and June 30, 2021, the term loan bore interest at a rate equal to LIBOR plus a margin of 1.375% per annum.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
12. Long-term debt (Continued)

Indebtedness under the amended credit facility is unsecured. The amount outstanding on the term loan as of June 30, 2021 requires quarterly payments of $8,500, and the balance of the loan is due and payable upon the maturity of the term loan on August 8, 2023.

The maturity profile of the term loan outstanding as of June 30, 2021, net of debt amortization expense, is as follows:

Year ended	Amount
2021	$16,770
2022	33,564
2023	526,749
Total	$577,083

Genpact Luxembourg S.à r.l., a wholly-owned subsidiary of the Company, issued $350,000 aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”), and $400,000 aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2017 Senior Notes and 2019 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $2,642 and $2,937 incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the lives of the respective notes as an additional interest expense. As of December 31, 2020 and June 30, 2021, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $658 and $397, respectively, was $349,342 and $349,603, respectively, which is payable on April 1, 2022. As of December 31, 2020 and June 30, 2021, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2,284 and $1,995, was $397,716 and $398,005, respectively, which is payable on December 1, 2024.

In March 2021, Genpact Luxembourg S.à r.l. and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued $350,000 aggregate principal amount of 1.750% senior notes due 2026 (the “2021 Senior Notes,” and together with the 2017 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3,032 incurred in connection with the 2021 Senior Notes is being amortized over the life of the 2021 Senior Notes as additional interest expense. As of June 30, 2021, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2,874, was $347,126, which is payable on April 10, 2026.

The Company pays interest on (i) the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, (ii) the 2019 Senior Notes semi-annually in arrears on June 1 and December 1 of each year, and (iii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of April 1, 2022, December 1, 2024 and April 10, 2026, respectively. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to (i) 100% of the principal amount of the notes redeemed, together with accrued and unpaid interest on the redeemed amount, and (ii) if the notes are redeemed prior to, in the case of the 2017 Senior Notes, March 1, 2022, in the case of the 2019 Senior Notes, November 1, 2024, and in the case of the 2021 Senior Notes, March 10, 2026, a specified “make-whole” premium. The Senior Notes are subject to certain customary covenants, including limitations on the ability of the Company and certain of its subsidiaries to incur debt secured by liens, engage in certain sale and leaseback transactions and consolidate, merge, convey or transfer their assets substantially as an entirety. During the period ended June 30, 2021, the Company and its applicable subsidiaries were in compliance with the covenants. Upon certain change of control transactions, the applicable issuer or issuers will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest. The interest rate payable on the Senior Notes is subject to adjustment if the credit rating of the Senior Notes is downgraded, up to a maximum increase of 2.0%.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
12. Long-term debt (Continued)

A summary of the company’s long-term debt is as follows:

	As of December 31, 2020	As of June 30, 2021
Credit facility, net of amortization expenses	$593,850	$577,083
3.70% 2017 Senior Notes, net of debt amortization expenses	349,342	349,603
3.375% 2019 Senior Notes, net of debt amortization expenses	397,716	398,005
1.750% 2021 Senior Notes, net of debt amortization expenses	$—	347,126
Total	$1,340,908	$1,671,817
Current portion	33,537	383,154
Non-current portion	1,307,371	1,288,663
Total	$1,340,908	$1,671,817

13. Accrued expenses and other current liabilities
 Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2020	As of June 30, 2021
Accrued expenses	$150,390	$143,465
Accrued employee cost	286,399	195,066
Earn-out consideration	2,651	3,051
Statutory liabilities	104,768	84,354
Retirement benefits	1,967	1,345
Compensated absences	28,635	31,757
Derivative instruments	20,172	17,302
Contract liabilities (Note 20)	154,717	157,414
Finance lease liability	18,066	19,888
Other liabilities	39,004	34,860
	$806,769	$688,502

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
14. Other liabilities

Other liabilities consist of the following:

	As of December 31, 2020	As of June 30, 2021
Accrued employee cost	$19,797	$23,483
Earn-out consideration	5,621	2,665
Retirement benefits	11,947	12,703
Compensated absences	47,656	49,293
Derivative instruments	20,809	12,426
Contract liabilities (Note 20)	68,760	88,469
Finance lease liability	30,958	22,442
Others	32,850	43,836
	$238,398	$255,317

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

Net defined benefit plan costs for the three and six months ended June 30, 2020 and 2021 include the following components:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Service costs	$2,742	$3,493	$5,669	$7,074
Interest costs	1,274	1,378	2,631	2,772
Amortization of actuarial loss	617	553	1,268	1,146
Expected return on plan assets	(1,117)	(1,487)	(2,298)	(3,071)
Net defined benefit plan costs	$3,516	$3,937	$7,270	$7,921

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
15. Employee benefit plans (Continued)

Defined contribution plans
 During the three and six months ended June 30, 2020 and 2021, the Company contributed the following amounts to defined contribution plans in various jurisdictions:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
India	$6,872	$9,204	$15,073	$17,808
U.S.	4,858	5,064	9,281	10,488
U.K.	4,572	4,504	9,430	9,318
China	3,079	6,003	6,740	12,071
Other regions	2,122	3,252	4,237	6,161
Total	$21,503	$28,027	$44,761	$55,846

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

The Plan also provides an option for participants to elect to receive deferred compensation and earnings thereon on either fixed date(s) no earlier than 2 years following the applicable Plan year (or end of the applicable performance period for performance-based bonus compensation) or following a separation from service, in each case either in a lump sum or in annual installments over a term of up to 15 years. Participants can elect to change or re-defer their rights to receive the deferred compensation until the 10th anniversary following their separation from service, subject to fulfillment of certain conditions. Each Plan participant’s compensation deferrals are credited or debited with notional investment gains and losses equal to the performance of selected hypothetical investment funds offered under the Plan and elected by the participant.

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

 The liability for the deferred compensation plan was $26,390 and $35,034 as of December 31, 2020 and June 30, 2021, respectively, and is included in “accrued expenses and other current liabilities” and “other liabilities” in the consolidated balance sheets.

In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain employees. The cash surrender value of these policies was $26,832 and $35,533 as of December 31, 2020 and June 30, 2021, respectively. The cash surrender value of these insurance policies is included in “other assets” in the consolidated balance sheets.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
15. Employee benefit plans (Continued)

During the six months ended June 30, 2020 and 2021, the change in the fair value of Plan assets was $768 and $2,742, respectively, and for the three months ended June 30, 2020 and 2021 was $2,326 and $1,881, respectively, which is included in “other income (expense), net,” in the consolidated statements of income. During the six months ended June 30, 2020 and 2021, the change in the fair value of deferred compensation liabilities was $857 and $2,685, respectively, and for the three months ended June 30, 2020 and 2021 was $2,404 and $1,882, respectively, which is included in “selling, general and administrative expenses.”

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
Stock-based compensation costs relating to the foregoing plans during the six months ended June 30, 2020 and June 30, 2021 were $35,655 and $36,404, respectively, and for the three months ended June 30, 2020 and June 30, 2021 were $18,520 and $19,320, respectively.  These costs have been allocated to “cost of revenue” and “selling, general and administrative expenses.”

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
The following table shows the significant assumptions used in determining the fair value of options granted in the six months ended June 30, 2020 and June 30, 2021. The Company granted options covering 431,924 shares in the six months ended June 30, 2020.

	Six months ended June 30,2020	Six months ended June 30,2021
Dividend yield	0.89%	0.96	-	1.08%
Expected life (in months)	84			84
Risk-free rate of interest	1.50%	1.21	-	1.37%
Volatility	20.96%	26.05	-	26.07%

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

A summary of stock option activity during the six months ended June 30, 2021 is set out below:

	Six Months Ended June 30, 2021
	Shares arising out of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2021	7,347,241	26.41	5.7	—
Granted	1,532,316	42.60	—	—
Forfeited	(25,000)	31.50	—	—
Expired	—	—	—	—
Exercised	(508,312)	18.05	—	13,505
Outstanding as of June 30, 2021	8,346,245	29.88	6.3	129,784
Vested as of June 30, 2021 and expected to vest thereafter (Note a)	7,802,603	29.18	6.3	126,796
Vested and exercisable as of June 30, 2021	3,754,146	23.80	4.0	81,207
Weighted average grant date fair value of grants during the period	10.95

(a)Options expected to vest reflect an estimated forfeiture rate.
As of June 30, 2021, the total remaining unrecognized stock-based compensation cost for options expected to vest amounted to $26,365, which will be recognized over the weighted average remaining requisite vesting period of 3.4 years.

Restricted share units

The Company has granted restricted share units (“RSUs”) under the 2007 and 2017 Omnibus Plans. Each RSU represents the right to receive one common share. The fair value of each RSU is the market price of one common share of the Company on the date of the grant. The RSUs granted to date have graded vesting schedules of three months to four years. The compensation expense is recognized on a straight-line basis over the vesting term. A summary of RSU activity during the six months ended June 30, 2021 is set out below:

	Six Months Ended June 30, 2021
	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	860,308	36.44
Granted	427,533	43.36
Vested (Note a)	(159,134)	32.35
Forfeited	(44,518)	36.36
Outstanding as of June 30, 2021	1,084,189	39.77
Expected to vest (Note b)	948,910

(a)159,134 RSUs that vested during the period were net settled upon vesting by issuing 96,198 shares (net of minimum statutory tax withholding) during the quarter ended June 30, 2021 and 10,499 shares (net of minimum statutory tax withholding) in July 2021.
(b)The number of RSUs expected to vest reflects the application of an estimated forfeiture rate.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

16. Stock-based compensation (Continued)

34,092 RSUs that vested in the year ended December 31, 2019 were issued during the six months ended June 30, 2021 .
As of June 30, 2021, the total remaining unrecognized stock-based compensation cost related to RSUs amounted to $23,633, which will be recognized over the weighted average remaining requisite vesting period of 2.6 years.

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

A summary of PU activity during the six months ended June 30, 2021 is set out below:

	As of June 30, 2021
	Number of Performance Units	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
Outstanding as of January 1, 2021	4,876,196	34.56	4,876,196
Granted	1,314,352	43.93	2,628,704
Vested (Note a)	(1,784,140)	30.66	(1,784,140)
Forfeited	(120,219)	38.96	(129,186)
Adjustment upon final determination of level of performance goal achievement (Note b)	9,625	42.48	9,625
Outstanding as of June 30, 2021	4,295,814	38.95	5,601,199
Expected to vest (Note c)	4,005,473

(a)1,784,140 PSUs that vested during the period were net settled upon vesting by issuing 1,102,440 shares (net of minimum statutory tax withholding).
(b)Represents an adjustment made in March 2021 to the number of shares subject to the PUs granted in 2020 upon certification of the level of achievement of the performance targets underlying such awards.
(c)The number of PUs expected to vest reflects the application of an estimated forfeiture rate.

As of June 30, 2021, the total remaining unrecognized stock-based compensation cost related to PUs amounted to $79,298, which will be recognized over the weighted average remaining requisite vesting period of 2.0 years.

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

During the six months ended June 30, 2020 and 2021, 174,314 and 156,004 common shares, respectively, were issued under the ESPP.

The ESPP is considered compensatory under the FASB guidance on Compensation-Stock Compensation.

The compensation expense for the ESPP is recognized in accordance with the FASB guidance on Compensation-Stock Compensation. The compensation expense for the ESPP during the six months ended June 30, 2020 and 2021 was $676 and $715, respectively, and for the three months ended June 30, 2020 and 2021 was $324 and $369, respectively, and has been allocated to cost of revenue and selling, general and administrative expense.

17. Capital stock
Share repurchases
 The Board of Directors of the Company (the “Board”) has authorized repurchases of up to $1,750,000 under the Company’s existing share repurchase program. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be purchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the six months ended June 30, 2020 and 2021, the Company repurchased 1,042,188 and 3,592,409 of its common shares, respectively, on the open market at a weighted average price of $43.18 and $40.96 per share, respectively, for an aggregate cash amount of $45,000 and $147,152, respectively. All repurchased shares have been retired.

The Company records repurchases of its common shares on the settlement date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from retained earnings for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. For the six months ended June 30, 2020 and 2021, retained earnings were reduced by the direct costs related to share repurchases of $21 and $72, respectively.

$489,846 remained available for share repurchases under the Company’s existing share repurchase program as of June 30, 2021. This repurchase program does not obligate the Company to acquire any specific number of shares and does not specify an expiration date.
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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
17. Capital stock (Continued)
On February 9, 2021, the Company announced that its Board had approved a 10% increase in its quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing a planned annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of the Company’s common shares. On March 19, 2021, and June 23, 2021, the Company paid a dividend of $0.1075 per share, amounting to $20,115, and $20,133 in the aggregate, to shareholders of record as of March 10, 2021 and June 11, 2021, respectively.

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

The number of shares subject to stock awards outstanding but not included in the computation of diluted earnings per common share because their effect was anti-dilutive is 1,811,576 and 1,769,767 for the six months ended June 30, 2020 and 2021, respectively, and 3,319,081 and 1,964,240 for the three months ended June 30, 2020 and 2021, respectively.

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Net income	$62,161	$102,704	$147,859	$193,977
Weighted average number of common shares used in computing basic earnings per common share	190,541,148	187,329,564	190,583,953	187,989,838
Dilutive effect of stock-based awards	4,571,401	4,953,006	5,238,578	4,758,076
Weighted average number of common shares used in computing dilutive earnings per common share	195,112,549	192,282,570	195,822,531	192,747,914
Earnings per common share
Basic	$0.33	$0.55	$0.78	$1.03
Diluted	$0.32	$0.53	$0.76	$1.01

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
19. Segment reporting (Continued)
The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews operating segment revenue, which is a GAAP measure, and operating segment adjusted income from operations, which is a non-GAAP measure. The Company does not allocate and therefore the CODM does not evaluate stock based compensation expenses, amortization and impairment of acquired intangible assets, foreign exchange gain/(losses), interest income/(expense), restructuring expenses, acquisition related expenses, other income/(expense), or income taxes by segment.
The Company’s operating assets and liabilities pertain to multiple segments. The Company manages assets and liabilities on a total company basis, not by operating segment, and therefore asset and liabilities information and capital expenditures by operating segment are not presented to the CODM and are not reviewed by the CODM.
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others#	Total
Revenues, net	253,244	306,692	352,694	912,630	(12,536)	900,094
Adjusted income from operations	14,492	46,178	62,678	123,348	22,147	145,495
Stock-based compensation						(18,844)
Amortization and impairment of acquired intangible assets (other than included above)						(11,709)
Foreign exchange gains (losses), net						(518)
Interest income (expense), net						(13,619)
Restructuring expenses (refer to note (a) below and note 26)						(21,658)
Income tax expense						(16,986)
Net income						62,161

(a) We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are included in our segment reporting as “unallocated costs.”

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
19. Segment reporting (Continued)
Revenues and adjusted income from operations for each of the Company’s segments for the three months ended June 30, 2021 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others*	Total
Revenues, net	249,756	373,078	358,099	980,933	7,193	988,126
Adjusted income from operations	34,091	63,150	68,034	165,275	11,748	177,023
Stock-based compensation						(19,689)
Amortization and impairment of acquired intangible assets (other than included above)						(14,337)
Foreign exchange gains (losses), net						5,503
Interest income (expense), net						(13,091)
Income tax expense						(32,705)
Net income						102,704

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
Revenues and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2020 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others##	Total
Revenues, net	522,001	611,913	706,912	1,840,826	(17,540)	1,823,286
Adjusted income from operations	50,117	86,844	117,751	254,712	26,508	281,220
Stock-based compensation						(36,331)
Amortization and impairment of acquired intangible assets (other than included above)						(22,223)
Foreign exchange gains (losses), net						14,013
Interest income (expense), net						(25,315)
Restructuring expenses (refer to note (b) below and note 26)						(21,658)
Income tax expense						(41,847)
Net income						147,859

(b) We do not allocate these charges to individual segments in internal management reports used by the CODM. Accordingly, such expenses are included in our segment reporting as “unallocated costs.”

##Revenues, net for “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to the Company’s segments for management’s internal reporting purposes. Adjusted income from operations for “Others” primarily represents the impact of over-absorption of overhead, unallocated allowances for credit losses and foreign exchange fluctuations, which are not allocated to the Company’s segments for management’s internal reporting purposes.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
19. Segment reporting (Continued)

Revenues and adjusted income from operations for each of the Company’s segments for the six months ended June 30, 2021 were as follows:

	Reportable segments
	BCMI	CGRLH	HMS	Total Reportable segment	Others**	Total
Revenues, net	492,068	713,113	715,026	1,920,207	13,990	1,934,197
Adjusted income from 0perations	66,458	120,966	135,652	323,076	16,603	339,679
Stock-based compensation						(37,119)
Amortization and impairment of acquired intangible assets (other than included above)						(30,289)
Foreign exchange gains (losses), net						8,796
Interest income (expense), net						(25,433)
Income tax expense						(61,657)
Net income						193,977

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

20. Net revenues
Disaggregation of revenue

In the following table, the Company’s revenue is disaggregated by customer classification:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
GE	$116,757	$94,775	$238,414	$187,789
Global clients	783,337	893,351	1,584,872	1,746,408
Total net revenues	$900,094	$988,126	$1,823,286	$1,934,197
All revenue from GE is included in revenue from the HMS segment, and the remainder of revenue from the HMS segment consists of revenue from Global Clients. All of the segment revenue from both the BCMI and CGRLH segments consists of revenue from Global Clients. Refer to Note 19 for details on net revenues attributable to each of the Company’s segments.
The Company has evaluated the impact of the COVID-19 pandemic on the Company’s net revenues for the three and six months ended June 30, 2020 and 2021, respectively, to ensure that revenue is recognized after considering all impacts to the extent currently known. Impacts observed include constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or significant travel restrictions, penalties relating to breaches of service level agreements, and contract terminations or contract performance delays initiated by clients. The Company’s net revenues for the three and six months ended June 30, 2020 were lower than expected before the onset of the pandemic, primarily due to delays in obtaining client approvals to shift to a virtual, work-from-home operating environment, whether as a result of regulatory constraints or due to privacy or security concerns. The COVID-19 pandemic did not have a significant impact on the Company’s net revenues for the three and six months ended June 30, 2021. Due to the nature of the pandemic, the Company will continue to monitor developments to identify significant uncertainties relating to revenue in future periods.

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

The following table shows the details of the Company’s contract balances:

	As of December 31, 2020	As of June 30, 2021
Contract assets (Notes a)	$15,805	$19,378
Contract liabilities (Note b)
Deferred transition revenue	$130,804	$156,627
Advance from customers	$92,673	$89,256

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

Changes in the Company’s contract asset and liability balances during the three and six months ended June 30, 2020 and 2021 were a result of normal business activity and not materially impacted by any other factors.

Revenue recognized during the three months ended June 30, 2020 and 2021 that was included in the Company's contract liabilities balance at the beginning of the period was $52,408 and $62,060, respectively.

Revenue recognized during the six months ended June 30, 2020 and 2021 that was included in the Company's contract liabilities balance at the beginning of the period was $65,891 and $104,942, respectively.

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)
20. Net revenues (Continued)

The following table includes estimated revenue expected to be recognized in the future related to remaining performance obligations as of June 30, 2021:

Particulars	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Transaction price allocated to remaining performance obligations	$245,883	$157,414	$70,422	$15,283	$2,764

The following table provides details of the Company’s contract cost assets:

	Three months ended June 30,				Six months ended June 30,
	2020		2021		2020		2021
Particulars	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities	Sales incentive programs	Transition activities
Opening balance	$34,417	$176,649	$30,813	$202,191	$35,366	$170,132	$33,390	$192,507
Closing balance	32,182	178,570	31,559	210,747	32,182	178,570	31,559	210,747
Amortization	4,538	18,929	4,739	18,471	8,235	32,462	9,535	35,616

21. Other operating (income) expense, net

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Write-down of intangible assets and property, plant and equipment*	$9,973	$78	$9,973	$915
Write-down of operating right-of-use assets and other assets*	10,244	—	10,244	—
Other operating (income) expense	(1,388)	(555)	(1,708)	(1,039)
Other operating (income) expense, net	$18,829	$(477)	$18,509	$(124)

*See note 26 for additional information about other operating (income) expense, net for the three and six months ended June 30, 2021.
22. Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Interest income	$1,127	$1,305	$3,401	$2,476
Interest expense	(14,746)	(14,396)	(28,716)	(27,909)
Interest income (expense), net	$(13,619)	$(13,091)	$(25,315)	$(25,433)

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

GENPACT LIMITED AND ITS SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data and share count)

23. Income taxes (Continued)

The Company’s effective tax rate (“ETR”) was 24.1% for the six months ended June 30, 2021, up from 22.1% for the six months ended June 3o, 2020. The increase in the Company’s ETR is primarily due to the expiration of certain tax benefits in 2021 and a decrease in discrete benefits recorded in the first half of 2021 compared to the first half of 2020.

As of December 31, 2020, the Company had unrecognized tax benefits amounting to $34,300, which, if recognized, would impact the Company’s ETR.

The following table summarizes activities related to the Company’s unrecognized tax benefits for uncertain tax positions for the six months ended June 30, 2021:

Six months ended June 30, 2021
Opening balance at January 1	$34,300
Decrease related to settlements with tax authorities	(5,667)
Effect of exchange rate changes	(676)
Closing balance at June 30	$27,957

The Company’s unrecognized tax benefits as of June 30, 2021 amounted to $27,957, which, if recognized, would impact the Company’s ETR.

As of December 31, 2020 and June 30, 2021, the Company had accrued approximately $6,369 and $2,799, respectively, in interest and $900 and $722, respectively, for penalties relating to unrecognized tax benefits.

During the year ended December 31, 2020 and the six months ended June 30, 2021, the Company recognized approximately $662 and $(3,515), respectively, in interest on unrecognized tax benefits.

24. Other income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Other income (expense)	$2,920	$6,094	$(14)	$7,486
Other income (expense), net	$2,920	$6,094	$(14)	$7,486

25. Commitments and contingencies

 Capital commitments

As of December 31, 2020 and June 30, 2021, the Company has committed to spend $5,128 and $11,582, respectively, under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.

Bank guarantees

The Company has outstanding bank guarantees and letters of credit amounting to $10,156 and $8,970 as of December 31, 2020 and June 30, 2021, respectively. Bank guarantees are generally provided to government agencies and excise and customs authorities for the purpose of maintaining a bonded warehouse.

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

The Indian taxing authorities (“ITA”) have initiated proceedings to examine the availability of the tax exemption claimed in respect of exports of services and related refunds under the Indian Goods and Services (“GST”) tax regime and the previous service tax regime. In the second quarter of 2020, the ITA began to challenge or reject the Company’s Indian GST and service tax refunds in certain Indian states. In total, refunds of $18,665 have been denied or challenged by the ITA and additional refunds may be denied. The Company is pursuing appeals of the denied refunds before relevant appellate authorities.

The Company had requested these refunds pursuant to the tax exemption available for exports under the previous service tax regime as well as the current GST regime in respect of services performed by the Company in India for affiliates and clients outside of India. In denying the refunds, the ITA have taken the position that the services provided are local services, which interpretation, if correct, would make the service tax and GST exemption on exports unavailable to the Company in respect of such services. Additional potentially material challenges and assessments may result from ongoing proceedings related to service tax recovery. The Company believes that the denial of the refunds claimed pursuant to the service tax and GST exemption is incorrect and that the risk that the liability will materialize is remote. Accordingly, no reserve has been provided as of June 30, 2021.

An affiliate of the Company in India received an assessment order in 2016 seeking to assess tax amounting to $110,338 (including interest to the date of the order) on certain transactions that occurred in 2013. This amount excludes penalty or interest accrued since the date of the order. The Company filed an appeal against this assessment order with the Commissioner Income Tax (Appeals), the first tax appellant authority in India, which ruled against the Company. Subsequently, the Company filed an appeal with the Income Tax Appellate Tribunal of India (the “Tribunal”). The Tribunal has accepted the legal arguments raised by the Company and the assessment order has been cancelled. The taxes paid under protest amounting to $26,884 are yet to be refunded to the Company. The Indian tax authorities may appeal the order of the Tribunal before higher appellate authorities. Based on its evaluation of the facts underlying the transaction and legal advice received, the Company believes that it is more likely than not that this transaction would not be subject to tax liability in India. Accordingly, no reserve has been provided as of June 30, 2021.
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

Of the total recorded restructuring charges of $26,547, $11,152 was a non-cash charge (including $908 related to writing down certain property, plant and equipment) recorded as other operating expense, which pertains to the abandonment of various leased office premises as a result of the Company’s consolidation of underutilized office premises due to lower demand or shifting to a work-from-home model. The Company made efforts to sublease certain office premises instead of abandoning them, but due to the COVID-19 pandemic and the related widespread adoption of work-from-home practices by many businesses worldwide, the Company has been unable to sublease such premises to date and the Company believes it is unlikely that it will be able to sublease such premises in the foreseeable future. The Company also recorded a severance charge of $15,395 in personnel expense as a result of a focused reduction in its workforce, which has been subsequently settled. No further restructuring costs were incurred related to this restructuring plan subsequent to third quarter of 2020.

27. Subsequent Events
Dividend
On July 29, 2021, the Company announced that its Board of Directors has declared a dividend for the third quarter of 2021 of $0.1075 per common share, which is payable on September 24, 2021 to shareholders of record as of the close of business on September 10, 2021. The declaration of any future dividends will be at the discretion of the Board of Directors and subject to Bermuda and other applicable laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to historical information, this discussion includes forward-looking statements and information that involves risks, uncertainties and assumptions, including but not limited to those listed below and under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and in our Annual Report on Form 10-K for the year ended December 31, 2020.
Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) in, among other sections, Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” “shall,” “will,” “would” and variations of such words and similar expressions, or the negative of such words or similar expressions. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. For a discussion of risks of which we are aware in relation to the COVID-19 pandemic, see “Our business and results of operations have been adversely impacted and may in the future be adversely impacted by the COVID-19 pandemic" under Part I, Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and the supplemental information included under Part II, Item 1A—"Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Many of the risks, uncertainties and other factors identified below are, and will be, amplified by the COVID-19 pandemic.
    Forward-looking statements we may make include, but are not limited to, statements relating to:
•our ability to retain existing clients and contracts;
•our ability to win new clients and engagements;
•the expected value of the statements of work under our master service agreements;
•our beliefs about future trends in our market;
•political, economic or business conditions in countries where we have operations or where our clients operate, including the uncertainty related to the withdrawal of the United Kingdom from the European Union, commonly known as Brexit, and heightened economic and political uncertainty within and among other European Union member states;
•expected spending on business process outsourcing and information technology services by clients;
•foreign currency exchange rates;
•our ability to convert bookings to revenue;
•our rate of employee attrition;
•our effective tax rate; and
•competition in our industry.

Factors that may cause actual results to differ from expected results include, among others:
•the impact of the COVID-19 pandemic and related response measures on our business, results of operations and financial condition;
•our ability to develop and successfully execute our business strategies;
•our ability to grow our business and effectively manage growth and international operations while maintaining effective internal controls;
•our ability to comply with data protection laws and regulations and to maintain the security and confidentiality of personal and other sensitive data of our clients, employees or others;
•telecommunications or technology disruptions or breaches, natural or other disasters, or medical epidemics or pandemics, including the COVID-19 pandemic;
•our dependence on favorable policies and tax laws that may be changed or amended in a manner adverse to us or be unavailable to us in the future, including as a result of tax policy changes in India, and our ability to effectively execute our tax planning strategies;
•our dependence on revenues derived from clients in the United States and Europe and clients that operate in certain industries, such as the financial services industry;
•our ability to successfully consummate or integrate strategic acquisitions;
•our ability to maintain pricing and employee utilization rates;
•our ability to maintain pricing and asset utilization rates;
•our ability to hire and retain enough qualified employees to support our operations;
•increases in wages in locations in which we have operations;
•our ability to service our defined contribution and benefit plans payment obligations;
•clarification as to the possible retrospective application of a judicial pronouncement in India regarding our defined contribution and benefit plans payment obligations;
•our relative dependence on the General Electric Company (GE) and our ability to maintain our relationships with divested GE businesses;
•financing terms, including, but not limited to, changes in the London Interbank Offered rate, or LIBOR, including the pending global phase-out of LIBOR, the development of alternative rates, including the Secured Overnight Financing Rate, and changes to our credit ratings;
•our ability to meet our corporate funding needs, pay dividends and service debt, including our ability to comply with the restrictions that apply to our indebtedness that may limit our business activities and investment opportunities;
•restrictions on visas for our employees traveling to North America and Europe;
•fluctuations in currency exchange rates between the currencies in which we transact business;
•our ability to retain senior management;
•the selling cycle for our client relationships;
•our ability to attract and retain clients and our ability to develop and maintain client relationships on attractive terms;

•legislation in the United States or elsewhere that adversely affects the performance of business process outsourcing and information technology services offshore;
•increasing competition in our industry;
•our ability to protect our intellectual property and the intellectual property of others;
•deterioration in the global economic environment and its impact on our clients, including the bankruptcy of our clients;
•regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;
•the international nature of our business;
•technological innovation;
•our ability to derive revenues from new service offerings and acquisitions; and
•unionization of any of our employees.
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

Continued impact of COVID-19 on our business and results of operations

The COVID-19 pandemic continues to impact the global economy and the markets in which we operate. Actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic across the globe, including travel bans, quarantines and “stay-at-home” orders, and similar mandates continue to restrict daily activities and have had an impact on our business, financial condition and results of operations. This section provides a brief overview of how we are responding to known and anticipated impacts of the COVID-19 pandemic on our business, financial condition and results of operations.

The remote work arrangements that we implemented in 2020 remain in place in most locations. Our work-from-home delivery capability steadily improved throughout 2020 and continued to improve during the first half of 2021. For the limited number of employees who have returned to our offices, we have implemented new safety, cleaning and medical screening procedures to help protect them from COVID-19. We have also worked and continue to work with national, state, and local authorities to comply with applicable rules and regulations related to the COVID-19 pandemic.

In the first half of 2021, parts of the world experienced increased availability and administration of COVID-19 vaccines, as well as an easing of restrictions on social activity, workplaces, businesses and travel. In India, where we have substantial operations, as a result of increased administration of COVID-19 vaccines and a decline in the number of COVID-19 cases related to the recent second wave of the virus, many lockdown and associated restrictions have been lifted by the Indian government. Notwithstanding improving conditions during the first half of 2021, the COVID-19 pandemic continues, with temporary shutdowns of our offices requested or mandated by governmental authorities. Due to the associated uncertainties of the COVID-19 pandemic, we continue to evaluate the nature and scope of the impact to our business and may take further strategic actions in order to manage our business operations, costs and liquidity in response to the ongoing impacts and changing market conditions resulting from the pandemic.

In addition to complying with applicable government measures, we have taken a series of actions in response to the COVID-19 pandemic to help our employees through this crisis. In the geographies most affected by the recent COVID-19 variants, these actions included providing healthcare support, such as securing and administering vaccines for our employees, facilitating our employees’ access to medical equipment, providing online medical consultations, extending medical insurance to our employees’ family members and enhancing the dollar value of such coverage. Other actions we have taken include disseminating guidance and information to our employees, facilitating remote work arrangements for our employees, providing increased executive-level communications, developing various employee wellness programs and providing enhanced leave for employees affected by COVID-19. We have also taken a number of steps to protect against a perceived increase in certain risks as a result of our increased remote work environment, including educating our employees on information security best practices and adopting updated cyber security and data privacy policies, among others.

Our Global Leadership Council continues to coordinate and oversee our actions in response to the COVID-19 pandemic, including business continuity planning, revenue and profitability, transformation service offerings to address new and developing client needs, as well as human resource policies. We believe this coordinated effort will maximize our flexibility and allow us to quickly implement any necessary protocols for devising solutions to the problems we or our clients are facing or may face in the future in relation to the pandemic.

As the COVID-19 pandemic evolves, we will continue to assess its impact on the Company and respond accordingly, including taking further actions that alter our business operations as may be required by regulatory authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. The ultimate impact of COVID-19 on our business and the industry in which we operate remains unknown and unpredictable. Our past results may not be indicative of our future performance, and our financial results in future periods, including but not limited to net revenues, income from operations, income from operations margin, net income and earnings per share, may differ materially from historical trends. The extent of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including but not limited to the duration and severity of the pandemic; rates of vaccination; the macroeconomic impact of the spread of the virus; and related government stimulus measures. We are currently unable to predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the related macroeconomic impacts. For example, to the extent the pandemic continues to disrupt economic activity globally, we, like other businesses, will not be immune from its effects, and our business, results of operations and financial condition may be adversely affected, possibly materially, by prolonged decreases in spending on the types of services we provide, deterioration of our clients’ credit, or reduced economic activities. In addition, some of our expenses are less variable in nature and do not closely correlate with revenues, which may lead to a decrease in our profitability.

For additional information about the risks we face in relation to the COVID-19 pandemic, see Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A—“Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
Overview
We are a global professional services firm that makes business transformation real.  We drive digital-led innovation and run digitally-enabled intelligent operations for our clients, guided by our experience running thousands of processes for hundreds of Fortune Global 500 clients. We have over 104,000 employees serving clients in key industry verticals from more than 30 countries. Our registered office is located at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

In the quarter ended June 30, 2021, we recorded net revenues of $988.1 million, of which $893.4 million, or 90.4%, was from clients other than General Electric (“GE”), which we refer to as Global Clients, with the remaining $94.8 million, or 9.6%, from GE.
Certain Acquisitions

On December 31, 2020, we acquired 100% of the outstanding equity interests in Enquero Inc, a California corporation, and certain affiliated entities in India, the Netherlands and Canada (collectively referred to as “Enquero”) for total purchase consideration of $148.8 million. This amount represents cash consideration of $137.2 million, net of cash acquired of $11.6 million. This acquisition increases the scale and depth of our data and analytics capabilities, enhancing our ability to accelerate the digital transformation journeys of our clients through cloud technologies and advanced data analytics. Goodwill arising from the acquisition amounting to $86.6 million has been allocated among our three reporting units as follows: Banking, Capital Markets and Insurance (“BCMI”) in the amount of $2.6 million, Consumer Goods, Retail, Life Sciences and Healthcare (“CGRLH”) in the amount of $22.2 million and High Tech, Manufacturing and Services (“HMS”) in the amount of $61.8 million, using a relative fair value allocation method. The goodwill arising from this acquisition is not deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

On October 5, 2020, we acquired 100% of the outstanding equity/limited liability company interests in SomethingDigital.Com LLC, a New York limited liability company, for total purchase consideration of $57.5 million. This amount represents cash consideration of $56.1 million, net of cash acquired of $1.4 million. This acquisition supports our strategy to integrate experience and process innovation to help clients on their digital transformation journeys and expands on our existing experience capabilities to support end-to-end digital commerce solutions, both business-to-business and business-to-consumer. Additionally, this acquisition expands our capabilities into Magento Commerce, which powers Adobe Commerce Cloud, and Shopify Plus, a cloud-based-ecommerce platform for high-volume merchants. Goodwill arising from the acquisition amounting to $36.9 million has been allocated among two of our reporting units as follows: CGRLH in the amount of $30.4 million and HMS in the amount of $6.5 million, using a relative fair value allocation method. Of the total goodwill arising from this acquisition, $35.1 million is deductible for income tax purposes. The goodwill represents primarily the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

On November 12, 2019, we acquired the outstanding equity/limited liability company interests in Rightpoint Consulting, LLC, an Illinois limited liability company, and certain affiliated entities in the United States and India (collectively referred to as “Rightpoint”) for total purchase consideration of $270.7 million. This amount includes cash consideration of $268.2 million, net of cash acquired of $2.5 million. This acquisition expands our capabilities in improving customer experience and strengthens our reputation as a thought leader in this space. The securities purchase agreement provided certain of the selling equity holders the option to elect to either (a) receive 100% consideration in cash at the closing date for their limited liability company interests and vested options or (b) “roll over” and retain 25% of their Rightpoint limited liability company interests and vested options and receive consideration in cash at closing for the remaining 75% of their Rightpoint limited liability company interests and vested options. Certain selling equity holders elected to receive deferred, variable earnout consideration with an estimated value of $21.5 million over the three-year rollover period, which is included in the purchase consideration. The amount of deferred consideration ultimately payable to the rollover sellers will be based on the future revenue multiple of the acquired business. Goodwill arising from the acquisition amounting to $177.2 million has been allocated among our three reporting units as follows: BCMI in the amount of $17.0 million, CGRLH in the amount of $43.0 million and HMS in the amount of $117.2 million, using a relative fair value allocation method. Of the total goodwill arising from this acquisition, $91.9 million is deductible for income tax purposes. The goodwill primarily represents the acquired capabilities and other benefits expected to result from combining the acquired operations with our existing operations.

Critical Accounting Policies and Estimates
For a description of our critical accounting policies, see Note 2—“Summary of significant accounting policies” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, as well as Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2—“Summary of significant accounting policies” under Part IV, Item 15—“Exhibits and Financial Statement Schedules” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Results of Operations
The following table sets forth certain data from our consolidated statements of income for the three and six months ended June 30, 2020 and 2021.

					Percentage Change Increase/(Decrease)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2020	2021	2020	2021	2021 vs. 2020	2021 vs. 2020
	(dollars in millions)
Net revenues—Global Clients	$ 783.3	$ 893.4	$ 1,584.9	$ 1,746.4	14.0%	10.2%
Net revenues—GE	116.8	94.8	238.4	187.8	(18.8)%	(21.2)%
Total net revenues	900.1	988.1	1,823.3	1,934.2	9.8%	6.1%
Cost of revenue	593.9	633.0	1,198.7	1,233.9	6.6%	2.9%
Gross profit	306.2	355.1	624.6	700.3	16.0%	12.1%
Gross profit margin	34.0%	35.9%	34.3%	36.2%
Operating expenses
Selling, general and administrative expenses	186.3	204.2	383.7	404.9	9.6%	5.5%
Amortization of acquired intangible assets	10.7	14.6	21.4	30.7	36.0%	43.3%
Other operating (income) expense, net	18.8	(0.5)	18.5	(0.1)	(102.5)%	(100.7)%
Income from operations	90.4	136.9	201.0	264.8	51.5%	31.7%
Income from operations as a percentage of net revenues	10.0%	13.9%	11.0%	13.7%
Foreign exchange gains (losses), net	(0.5)	5.5	14.0	8.8	NM *	(37.2)%
Interest income (expense), net	(13.6)	(13.1)	(25.3)	(25.4)	(3.9)%	0.5%
Other income (expense), net	2.9	6.1	0.0	7.5	108.7%	NM *
Income before income tax expense	79.1	135.4	189.7	255.6	71.1%	34.8%
Income tax expense	17.0	32.7	41.8	61.7	92.5%	47.3%
Net income	$ 62.2	$ 102.7	$ 147.9	$ 194.0	65.2%	31.2%
Net income as a percentage of net revenues	6.9%	10.4%	8.1%	10.0%
*N0t Meaningful
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net revenues. Our net revenues were $988.1 million in the second quarter of 2021, up $88.0 million, or 9.8%, from $900.1 million in the second quarter of 2020. The growth in our net revenues was from Global Clients and derived from both our transformation services and intelligent operations, primarily in our CGRLH segment, insurance clients within our BCMI segment and high tech and manufacturing clients within our HMS segment. Our net revenues from GE declined in the second quarter of 2021 compared to the second quarter of 2020, largely due to contractual commitments to reduce the number of employees providing services and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment, as well as GE’s divestitures of certain businesses that as of January 1, 2021 are included in our Global Client portfolio.
Adjusted for foreign exchange, primarily the impact of changes in the value of the Australian dollar, the euro and U.K. pound sterling against the U.S. dollar, our net revenues grew 7.2% in the second quarter of 2021 compared to the second quarter of 2020 on a constant currency1 basis. Revenue growth on a constant currency basis1 is a non-GAAP measure. We provide information about our revenue growth on a constant currency1 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency1 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
1 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Our average headcount increased by 5.1% to approximately 102,100 in the second quarter of 2021 from approximately 96,900 in the second quarter of 2020.

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
Net revenues – Global Clients	$783.3	$893.4	14.0%
Net revenues – GE	$116.8	$94.8	(18.8)%
Total net revenues	$900.1	$988.1	9.8%

Net revenues from Global Clients in the second quarter of 2021 were $893.4 million, up $110.0 million, or 14.0%, from $783.3 million in the second quarter of 2020. This increase was primarily driven by growth in our CGRLH segment, high tech and manufacturing clients within our HMS segment and insurance clients within our BCMI segment, all led by transformation services, partially offset by a restructured relationship with one of our banking and capital market clients. As a percentage of total net revenues, net revenues from Global Clients increased from 87.0% in the second quarter of 2020 to 90.4% in the second quarter of 2021.
Net revenues from GE in the second quarter of 2021 declined 18.8% compared to the second quarter of 2020, largely due to contractual commitments to reduce the number of employees providing services and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment, as well as the inclusion of $10.4 million in revenues from certain GE-divested businesses as Global Client revenue in the second quarter of 2021 following their divestiture by GE.
Revenues by segment were as follows:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
BCMI	$253.2	$249.8	(1.4)%
CGRLH	306.7	373.1	21.6%
HMS	352.7	358.1	1.5%
Others	(12.5)	7.2	157.4%
Total net revenues	$900.1	$988.1	9.8%

Net revenues from our BCMI segment decreased by 1.4% in the second quarter of 2021 compared to the second quarter of 2020, as a result of the impact of restructuring of a contract with a large client in our banking and capital markets vertical during the fourth quarter of 2020, partially offset by higher revenues from clients in our insurance vertical and an increase in transformation services delivered to banking and capital markets clients. Net revenues from our CGRLH segment increased by 21.6% in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by increases in both transformation services and intelligent operations, as well as revenue from our recent acquisitions of Enquero and SomethingDigital.Com LLC in the fourth quarter of 2020. Net revenues from our HMS segment increased by 1.5% in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by an increase in revenues from Global Clients in our high tech and manufacturing verticals within our HMS segment, which also included revenue from our recent acquisition of Enquero in the fourth quarter of 2020, partially offset by lower revenues from GE in our manufacturing and services vertical due to contractual commitments to reduce the number of employees providing services as well as a reduction in GE's discretionary expenditures resulting from the macroeconomic environment. Net revenues from Others primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $633.0 million in the second quarter of 2021, up $39.1 million, or 6.6%, from the second quarter of 2020. The increase in our cost of revenue in the second quarter of 2021 compared to the second quarter of 2020 was primarily due to (i) an increase in our operational headcount supporting revenue growth, including in the number of onshore personnel, related to large deals and transformation services delivery as well as from the acquisitions of SomethingDigital.Com LLC and Enquero in the fourth quarter of 2020, (ii) wage inflation, and (iii) higher expenses associated with medical costs related to the impact of COVID-19 on our employees. This increase was partially offset by (i) improved utilization of transformation services resources and (ii) a decrease in depreciation expense in the second quarter of 2021 compared to the second quarter of 2020. We also recorded a non-recurring restructuring charge related to employee severance in the second quarter of 2020 while no corresponding charge was recorded in the second quarter of 2021. For additional information, see Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Gross margin. Our gross margin increased from 34.0% in the second quarter of 2020 to 35.9% in the second quarter of 2021, driven primarily by an increase in transformation services delivered to our clients as well as a higher utilization rate, partially offset by higher expenses associated with medical costs related to the impact of COVID-19 on our employees, in the second quarter of 2021 compared to the second quarter of 2020. We also recorded a non-recurring restructuring charge related to employee severance in the second quarter of 2020, while there was no corresponding expense recorded in the second quarter of 2021.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues were flat at 20.7% in the second quarter of 2020 and 2021. SG&A expenses were $204.2 million in the second quarter of 2021, up $17.9 million, or 9.6%, from the second quarter of 2020. This increase in expense was primarily due to higher staffing to support increased revenues, higher medical costs related to the impact of COVID-19 on our employees, higher marketing expenses, and wage inflation in the second quarter of 2021 compared to the second quarter of 2020, partially offset by improved operating leverage.
Amortization of acquired intangibles. Amortization of acquired intangibles were $14.6 million in the second quarter of 2021, up $3.9 million, or 36.0%, from the second quarter of 2020. This increase is primarily due to higher amortization expense related to intangibles pertaining to the acquisitions of Enquero and SomethingDigital.Com LLC in the fourth quarter of 2020.
Other operating (income) expense, net. Other operating income (net of expense) was $0.5 million in the second quarter of 2021 compared to operating expense (net of income) of $18.8 million in the second quarter of 2020. This change was due to a non-recurring charge of $10.2 million related to the abandonment of various office premises as part of our 2020 restructuring and an impairment charge of $10.0 million related to tangible and intangible assets, primarily technology- and customer-related, in the second quarter of 2020, while no such charge was recorded in the second quarter of 2021. For additional information, see Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 10.0% in the second quarter of 2020 to 13.9% in the second quarter of 2021. Income from operations increased by $46.5 million from $90.4 million in the second quarter of 2020 to $136.9 million in the second quarter of 2021, driven by higher revenues and associated operating income margins.
Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $5.5 million in the second quarter of 2021, compared to a net foreign exchange loss of $0.5 million in the second quarter of 2020. The gain in the second quarter of 2021 was due to the depreciation of the Indian rupee against the U.S. dollar, and the loss in the second quarter of 2020 resulted primarily from the appreciation of the Mexican peso against the U.S. dollar.
Interest income (expense), net.  Our interest expense (net of interest income) was $13.1 million in the second quarter of 2021, down $0.5 million, or 3.9%, from the second quarter of 2020, primarily due to a $0.3 million decrease in interest expense and a $0.2 million increase in interest income. The decrease in interest expense was primarily due to lower outstanding total debt in the second quarter of 2021 compared to the second quarter of 2020, including a lower revolving credit facility balance and a lower average London Interbank Offered Rate ("LIBOR")-based rate on our revolving credit facility and term loan, partially offset by higher losses on interest rate swaps in the second quarter of 2021 compared to the second quarter of 2020 as well as by higher interest expense related to our $350.0 million aggregate principal amount of 1.750% senior notes issued in March 2021 (“2021 Senior Notes”), which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, increased from 2.8% in the second quarter of 2020 to 2.9% in the second quarter of 2021.

Other income (expense), net. Our other income (net of expense) was $6.1 million in the second quarter of 2021 compared to $2.9 million in the second quarter of 2020. The increase in other income in the second quarter of 2021 was largely attributable to the settlement of certain pre-GE divestiture related tax liabilities for which we were indemnified by GE.

Income tax expense. Our income tax expense was $32.7 million in the second quarter of 2021, up from $17.0 million in the second quarter of 2020, representing an effective tax rate (“ETR”) of 24.2%, up from 21.5% in the second quarter of 2020. The increase in our ETR is primarily due to a more favorable jurisdictional mix of income in 2020 and the expiration of certain tax benefits in 2021, partially offset by certain discrete benefits recorded in the second quarter of 2021.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.4% in the second quarter of 2021, up from 6.9% in the second quarter of 2020. Net income increased from $62.2 million in the second quarter of 2020 to $102.7 million in the second quarter of 2021.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $31.5 million from $145.5 million in the second quarter of 2020 to $177.0 million in the second quarter of 2021. Our AOI margin increased from 16.2% in the second quarter of 2020 to 17.9% in the second quarter of 2021 primarily due to higher revenues, gross margins expansion as well as operating leverage.
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
We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring expenses, (vi) interest (income) expense, and (vii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the second quarter of 2020, as a result of COVID-19 pandemic, we undertook restructuring measures that amounted to $21.7 million. This restructuring charge was excluded from AOI in the second quarter of 2020, and no such charge was recorded in the second quarter of 2021. For additional information, see Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure, for the three months ended June 30, 2020 and 2021:

	Three months ended June 30,
	2020	2021
	(dollars in millions)
Net income	$62.2	$102.7
Foreign exchange (gains) losses, net	0.5	(5.5)
Interest (income) expense, net	13.6	13.1
Income tax expense	17.0	32.7
Stock-based compensation	18.8	19.7
Amortization and impairment of acquired intangible assets	11.7	14.3
Restructuring expenses	21.7	—
Adjusted income from operations	$145.5	$177.0

The following table sets forth our AOI by segment for the three months ended June 30, 2020 and 2021:

	Three months ended June 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
BCMI	$14.5	$34.1	135.2%
CGRLH	46.2	63.1	36.8%
HMS	62.7	68.0	8.5%
Others	22.1	11.7	(47.0)%

AOI of our BCMI segment increased to $34.1 million in the second quarter of 2021 from $14.5 million in the second quarter of 2020, primarily driven by higher utilization of transformation resources and lower discretionary spending in the second quarter of 2021 compared to the second quarter of 2020, lower revenues in the second quarter of 2020 due to delayed approvals from clients in our BCMI segment related to shifting to a virtual operating environment, coupled with charges related to a write-down of certain technology-related assets in the second quarter of 2020, while no such charge was recorded in the second quarter of 2021. AOI of our CGRLH segment increased to $63.1 million in the second quarter of 2021 from $46.2 million in the second quarter of 2020, primarily due to revenue growth, higher utilization of transformation resources and lower discretionary spending. AOI of our HMS segment increased to $68.0 million in the second quarter of 2021 from $62.7 million in the second quarter of 2020, primarily due to higher utilization of transformation resources and lower discretionary spending in the second quarter of 2021 compared to the second quarter of 2020. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, adjustment of allowances for credit losses and over or under-absorption of overheads, none of which is allocated to any individual segment for management's internal reporting purposes. See Note 19—“Segment reporting” to our consolidated financial statements under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

Six months ended June 30,2021 Compared to the Six months ended June 30, 2020
Net revenues. Our net revenues were $1,934.2 million in the first half of 2021, up $110.9 million, or 6.1%, from $1,823.3 million in the first half of 2020. The growth in our net revenues was from Global Clients and derived from both our transformation services and intelligent operations, primarily in our CGRLH segment, insurance clients within our BCMI segment and high tech and manufacturing clients within our HMS segment. Revenue from GE declined in the first half of 2021 compared to the first half of 2020, largely due to contractual commitments to reduce the number of employees providing services and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment, as well as GE’s divestitures of certain businesses that as of January 1, 2021 are reflected in our Global Client portfolio.
Adjusted for foreign exchange, primarily the impact of changes in the value of the euro, Australian dollar and U.K. pound sterling against the U.S. dollar, our net revenues grew 4.2% in the first half of 2021 compared to the first half of 2020 on a constant currency2 basis. Revenue growth on a constant currency2 basis is a non-GAAP measure. We provide information about our revenue growth on a constant currency2 basis so that our revenue may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of our business performance. Total net revenues on a constant currency2 basis are calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates and adjusted for hedging gains/losses.
Our average headcount increased by 2.5% to approximately 99,600 in the first half of 2021 from approximately 97,100 in the first half of 2020.

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
Net revenues – Global Clients	$1,584.9	$1,746.4	10.2%
Net revenues – GE	$238.4	$187.8	(21.2)%
Total net revenues	$1,823.3	$1,934.2	6.1%

Net revenues from Global Clients in the first half of 2021 were $1,746.4 million, up $161.5 million, or 10.2%, from $1,584.9 million in the first half of 2020. This increase was primarily driven by growth in our CGRLH and HMS segments, led by transformation services. As a percentage of total net revenues, net revenues from Global Clients increased from 86.9% in the first half of 2020 to 90.3% in the first half of 2021.

Net revenues from GE in the first half of 2021 were $187.8 million, down $50.6 million, or 21.2%, from $238.4 million in the first half of 2020. The decrease in revenue from GE in the first half of 2021 was driven by contractual commitments to reduce the number of employees providing services and a reduction in GE’s discretionary expenditures resulting from the macroeconomic environment, as well as the inclusion of $19.6 million in revenue from certain GE-divested businesses as Global Client revenue in 2021 following their divestiture by GE.
2 Revenue growth on a constant currency basis is a non-GAAP measure and is calculated by restating current-period activity using the prior fiscal period’s foreign currency exchange rates adjusted for hedging gains/losses in such period.

Revenues by segment were as follows:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs.2020
	(dollars in millions)
BCMI	$522.0	$492.1	(5.7)%
CGRLH	611.9	713.1	16.5%
HMS	706.9	715.0	1.1%
Others	(17.5)	14.0	179.8%
Total net revenues	$1,823.3	$1,934.2	6.1%
Net revenues from our BCMI segment decreased 5.7% in the first half of 2021 compared to the first half of 2020, largely as a result of the impact of restructuring of a contract with a large client in our banking and capital markets vertical within our BCMI segment during the fourth quarter of 2020, partially offset by higher revenues in our insurance vertical and an increase in transformation services delivered to banking and capital markets clients. Net revenues from our CGRLH segment increased by 16.5% in the first half of 2021 compared to the first half of 2020, primarily driven by an increase in both our transformation services and intelligent operations, including revenue from our recent acquisitions of Enquero and SomethingDigital.Com LLC in the fourth quarter of 2020. Net revenues from our HMS segment increased by 1.1% in the first half of 2021 compared to the first half of 2020, primarily driven by an increase in transformation services, including revenue from our recent acquisition of Enquero, partially offset by lower revenue from GE, driven by contractual commitments to reduce the number of employees providing services and a reduction in GE's discretionary expenditures resulting from the macroeconomic environment. Net revenues from “Others” primarily represents the impact of foreign exchange fluctuations, which is not allocated to our segments for management’s internal reporting purposes. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Cost of revenue. Cost of revenue was $1,233.9 million in the first half of 2021, up $35.2 million, or 2.9%, from the first half of 2020. The increase in our cost of revenue in the first half of 2021 compared to the first half of 2020 was primarily due to (i) an increase in our operational headcount supporting revenue growth, including in the number of onshore personnel, related to large deals and transformation services delivery as well as from the acquisition of SomethingDigital.Com LLC and Enquero in the fourth quarter of 2020, (ii) wage inflation, and (iii) higher expenses associated with medical costs related to the impact of COVID-19 on our employees. This increase was partially offset by (i) improved utilization of transformation services resources and (ii) a decrease in travel costs as a result of the impact of the COVID-19 pandemic in the first half of 2021 compared to the first half of 2020. We also recorded a non-recurring charge related to retirement fund assets in India and a restructuring charge related to employee severance in the first half of 2020 while no corresponding charge was recorded in the first half of 2021. For additional information, see Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Gross margin. Our gross margin increased from 34.3% in the first half of 2020 to 36.2% in the first half of 2021, primarily driven by improved transformation services utilization and higher analytics revenues as well as lower travel costs as a result of the impact of the COVID-19 pandemic in the first half of 2021 compared to the first half of 2020, partially offset by higher expenses associated with medical costs primarily related to the impact of COVID-19 on our employees. We recorded a non-recurring charge related to retirement fund assets in India and a restructuring charge related to employee severance in the first half of 2020 while no such charge was recorded in the first half of 2021.

Selling, general and administrative expenses (SG&A). SG&A expenses as a percentage of total net revenues decreased from 21.0% in the first half of 2020 to 20.9% in the first half of 2021. SG&A expenses were $404.9 million in the first half of 2021, up $21.2 million compared to the first half of 2020. This increase in expense was primarily due to higher staffing to support increased revenues, higher medical costs related to the impact of COVID-19 on our employees, higher marketing expenses, and wage inflation in the first half of 2021 compared to the first half of 2020, partially offset by improved operating leverage.

Amortization of acquired intangibles. Amortization of acquired intangibles was $30.7 million in the first half of 2021, up $9.3 million, or 43.3%, from the first half of 2020. This increase is primarily due to higher amortization expense related to intangibles pertaining to the acquisitions of Enquero and SomethingDigitial.Com LLC in the fourth quarter of 2020.
Other operating (income) expense, net. Other operating income (net of expense) was $0.1 million in the first half of 2021 compared to other operating expense (net of income) of 18.5 million in the first half of 2020. The decrease in other operating expense was primarily due to a non-recurring impairment charge of $10.2 million related to the abandonment of various office premises as part of our 2020 restructuring and an impairment charge of $10.0 million related to tangible and intangible assets, primarily technology- and customer-related in the first half of 2020, while no such charge was recorded in the first half of 2021. For additional information, see Note 10—“Goodwill and intangible assets” and Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Income from operations. As a result of the foregoing factors, income from operations as a percentage of total net revenues increased from 11.0% in the first half of 2020 to 13.7% in the first half of 2021. Income from operations increased by $63.8 million to $264.8 million in the first half of 2021 from $201.0 million in the first half of 2020 driven by higher revenues and associated operating income margins.
Foreign exchange gains (losses), net. We recorded a net foreign exchange gain of $8.8 million in the first half of 2021, compared to a net foreign exchange gain of $14.0 million in the first half of 2020. The gain in the first half of 2021 resulted primarily from the depreciation of the Indian rupee against the U.S. dollar, while the gain in the first half of 2020 resulted primarily from the depreciation of the Indian rupee and Australian dollar against the U.S. dollar.
Interest income (expense), net. Our interest expense (net of interest income) was $25.4 million in the first half of 2021, up $0.1 million, or 0.5%, from the first half of 2020. The increase in interest expense (net of interest income) was primarily due to interest expense on our $350.0 million aggregate principal amount of the 2021 Senior Notes. This increase was partially offset by a decrease in interest expense due to lower drawdown of our revolving credit facility, including a lower average LIBOR-based rate on our revolving credit facility and term loan, partially offset by higher losses on interest rate swaps in the first half of 2021 compared to the first half of 2020, which we discuss in the section titled “Liquidity and Capital Resources—Financial Condition” below. Our interest income decreased by $0.9 million in the first half of 2021 compared to the first half of 2020, primarily due to lower interest income in India. The weighted average rate of interest on our debt, including the net impact of interest rate swaps, was 3.0%, unchanged from the first half of 2020 to 2021.

Other income (expense), net. Our other income (net of expense) was $7.5 million in the first half of 2021 compared to other income (net of expense) of $0.0 million in the first half of 2020. The increase in other income in the first half of 2021 was largely attributable to changes in the fair value of assets in our deferred compensation plan, and the settlement of certain pre-GE divestiture related tax liabilities, for which we were indemnified by GE.
Income tax expense. Our income tax expense was $61.7 million in the first half of 2021, up from $41.8 million in the first half of 2020, representing an ETR of 24.1%, up from 22.1% in the first half of 2020. The increase in our ETR is primarily due to the expiration of certain tax benefits in 2021 and higher discrete benefits recorded in the first half of 2020 compared to the first half of 2021.
Net income. As a result of the foregoing factors, net income as a percentage of total net revenues was 10.0% in the first half of 2021, up from 8.1% in the first half of 2020. Net income increased by $46.1 million from $147.9 million in the first half of 2020 to $194.0 million in the first half of 2021.
Adjusted income from operations. Adjusted income from operations (“AOI”) increased by $58.5 million from 281.2 million in the first half of 2020 to 339.7 million in the first half of 2021. Our AOI margin increased from 15.4% in the first half of 2020 to 17.6% in the first half of 2021. This increase was due to higher revenues, gross margin expansion, lower travel costs as a result of the impact of the COVID-19 pandemic, as well as operating leverage in the first half of 2021 compared to the first half of 2020.
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

We calculate AOI as net income, excluding (i) stock-based compensation, (ii) amortization and impairment of acquired intangible assets, (iii) acquisition-related expenses excluded in the period in which an acquisition is consummated, (iv) foreign exchange (gain)/loss, (v) restructuring expenses, (vi) interest (income) expense, and (vii) income tax expense, as we believe that our results after taking into account these adjustments more accurately reflect our ongoing operations. For additional information, see Note 19—“Segment reporting” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
During the first half of 2020, as a result of COVID-19 pandemic, we undertook restructuring measures that amounted to $21.7 million. This restructuring charge was excluded from AOI in the first half of 2020, and no corresponding charge was recorded in the first half of 2021. For additional information, see Note 26—“Restructuring” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
The following table shows the reconciliation of AOI to net income, the most directly comparable GAAP measure for the six months ended June 30, 2020 and 2021:

	Six months ended June 30,
	2020	2021
	(dollars in millions)
Net income	$147.9	$194.0
Foreign exchange (gains) losses, net	(14.0)	(8.8)
Interest (income) expense, net	25.3	25.4
Income tax expense	41.8	61.7
Stock-based compensation	36.3	37.1
Amortization and impairment of acquired intangible assets	22.2	30.3
Restructuring expenses	21.7	—
Adjusted income from operations	$281.2	$339.7

The following table sets forth our AOI by segment for the six months ended June 30, 2020 and 2021:

	Six months ended June 30,		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs.2020
	(dollars in millions)
BCMI	$50.1	$66.5	32.7%
CGRLH	86.8	121.0	39.3%
HMS	117.8	135.7	15.2%
Others	26.5	16.6	(37.4)%

AOI of our BCMI segment increased to $66.5 million in the first half of 2021 from $50.1 million in the first half of 2020, primarily driven by higher utilization of transformation resources and lower discretionary spending in the first half of 2021 compared to the first half of 2020, as well as lower revenues in the first half of 2020 due to delayed work-from-home approvals from certain clients and charges related to a write-down of certain technology assets in the first half of 2020 while no corresponding charge was recorded in the first half of 2021. AOI of our CGRLH segment increased to $121.0 million in the first half of 2021 from $86.8 million in the first half of 2020, primarily due to revenue growth, higher utilization of transformation resources and lower discretionary spending. AOI of our HMS segment increased to $135.7 million in the first half of 2021 from $117.8 million in the first half of 2020, primarily due to higher utilization of transformation resources and lower discretionary spending. AOI for “Others” in the table above primarily represents the impact of foreign exchange fluctuations, an adjustment to allowances for credit losses and over or under-absorption of overheads, none of which are allocated to any individual segment for management’s internal reporting purposes. See Note 19—“Segment reporting” to our consolidated financial statements under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Liquidity and Capital Resources
Overview
Information about our financial position as of December 31, 2020 and June 30, 2021 is presented below:

	As of December 31, 2020	As of June 30, 2021	Percentage Change Increase/(Decrease)
	(dollars in millions)		2021 vs. 2020
Cash and cash equivalents	$680.4	$752.6	10.6%
Short-term borrowings	250.0	—	(100)%
Long-term debt due within one year	33.5	383.2	1,042%
Long-term debt other than the current portion	1,307.4	1,288.7	(1.4)%
Genpact Limited total shareholders’ equity	$1,834.2	$1,839.0	0.3%

Financial Condition
We have historically financed our operations and our expansion, including acquisitions, with cash from operations and borrowing facilities.
On February 6, 2020, our board of directors approved a 15% increase in our quarterly cash dividend to $0.0975 per share, up from $0.085 per share in 2019, representing an annual dividend of $0.39 per common share, up from $0.34 per common share in 2019, payable to holders of our common shares. On March 18, 2020 and June 26, 2020, we paid dividends of $0.0975 per share, amounting to $18.5 million and $18.6 million in the aggregate, to shareholders of record as of March 9, 2020 and June 11, 2020, respectively.
On February 9, 2021, our board of directors approved a 10% increase in our quarterly cash dividend to $0.1075 per share, up from $0.0975 per share in 2020, representing a planned annual dividend of $0.43 per common share, up from $0.39 per share in 2020, payable to holders of our common shares. On March 19, 2021, and June 23, 2021, we paid dividends of $0.1075 per share, amounting to $20.1 million, and $20.1 million in the aggregate, to shareholders of record as of March 10, 2021 and June 11, 2021, respectively.

As of June 30, 2021, $741.9 million of our $752.6 million in cash and cash equivalents was held by our foreign (non-Bermuda) subsidiaries. $17.6 million of this cash is held by foreign subsidiaries for which we expect to incur and have accrued a deferred tax liability on the repatriation of $1.3 million of retained earnings. $724.3 million of the cash and cash equivalents is held by foreign subsidiaries in jurisdictions where no tax is expected to be imposed upon repatriation of retained earnings or is being indefinitely reinvested.

The total authorization under our existing share repurchase program is $1,750.0 million, of which $489.8 million remained available as of June 30, 2021. Since our share repurchase program was initially authorized in 2015, we have repurchased 44,401,924 of our common shares at an average price of $28.38 per share, for an aggregate purchase price of $1,260.2 million.
During the six months ended June 30, 2021, we repurchased 3,592,409 of our common shares on the open market at a weighted average price of $40.96 per share for an aggregate cash amount of $147.2 million. During the six months ended June 30, 2020, we repurchased 1,042,188 of our common shares on the open market at a weighted average price of $43.18 per share for an aggregate cash amount of $45.0 million. All repurchased shares have been retired. For additional information, see Note 17—“Capital stock” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
We expect that in the future our cash from operations, cash reserves and debt capacity will be sufficient to finance our operations, our growth and expansion plans, dividend payments and additional share repurchases we may make under our share repurchase program. However, there is no assurance that the impacts of the COVID-19 pandemic we have experienced to date, and any future impact we may experience, will not have an adverse effect on our cash flows. In addition, we may raise additional funds through public or private debt or equity financings. Our working capital needs are primarily to finance our payroll and other administrative and information technology expenses in advance of the receipt of accounts receivable. Our primary capital requirements include opening new delivery centers, expanding existing operations to support our growth, financing acquisitions and enhancing capabilities, including building certain digital solutions.

Cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30, 2021		Percentage Change Increase/(Decrease)
	2020	2021	2021 vs. 2020
	(dollars in millions)
Net cash provided by/ (used for):
Operating activities	$173.1	$237.8	37.4%
Investing activities	(39.2)	(29.0)	26.0%
Financing activities	304.2	(130.5)	(142.9)%
Net increase in cash and cash equivalents	$438.0	$78.3	(82.1)%

Cash flows provided by operating activities.  Net cash provided by operating activities was $237.8 million in the first half of 2021, up from $173.1 million in the first half of 2020. This increase is primarily due to (i) a $46.1 million increase in net income in the first half of 2021 compared to the first half of 2020 and (ii) a $36.3 million decrease in net operating assets driven by better days sales outstanding (DSO) and lower tax payments in the first half of 2021 compared to the first half of 2020, offset by a $17.7 million decrease in non-cash expenses, primarily due to higher unrealized gains on the revaluation of foreign currency assets/liabilities and lower write-down of operating right-of-use assets and intangible assets in the first half of 2021 compared to the first half of 2020.

Cash flows used for investing activities. Our net cash used for investing activities was $29.0 million in the first half of 2021, compared to $39.2 million in the first half of 2020. The reduction in cash used for investing activities is primarily due to a reduction in payments for acquired/internally generated intangible assets and purchases of property, plant and equipment (net of sales proceeds), which were $16.8 million lower in the first half of 2021 than in the first half of 2020. This was partially offset by payments of $6.6 million in the first half of 2021 related to business acquisitions consummated in the fourth quarter of 2020, while there were no corresponding payments in the first half of 2020.

Cash flows used for financing activities. Our net cash used for financing activities was $130.5 million in the first half of 2021, compared to net cash generated from financing activities of $304.2 million in the first half of 2020. This change was primarily due to proceeds from short-term borrowings (net of repayment) of $425.0 million in the first half of 2020 compared to the repayment of short-term borrowings (net of proceeds) of $250.0 million in the first half of 2021. We raised $350.0 million from the issuance of the 2021 Senior Notes in the first half of 2021. Payments for share repurchases (including expenses related to repurchases) were $147.2 million in the first half of 2021, compared to $45.0 million in the first half of 2020.

Financing Arrangements
As of December 31, 2020 and June 30, 2021, our outstanding term loan, net of debt amortization expense of $1.2 million and $0.9 million, respectively, was $593.9 million and $577.1 million, respectively. We also have fund-based and non-fund based credit facilities with banks, which are available for operational requirements in the form of overdrafts, letters of credit, guarantees and short-term loans. As of December 31, 2020 and June 30, 2021, the limits available under such facilities were $14.3 million and $20.2 million, respectively, of which $7.8 million and $7.0 million, respectively, was utilized, constituting non-funded drawdown. As of December 31, 2020 and June 30, 2021, a total of $252.3 million and $2.0 million, respectively, of our revolving credit facility was utilized, of which $250.0 and Nil, respectively, constituted funded drawdown and $2.3 million and $2.0 million, respectively, constituted non-funded drawdown.
Genpact Luxembourg S.à r.l. (“Genpact Luxembourg”), a wholly-owned subsidiary of the Company, issued $350 million aggregate principal amount of 3.70% senior notes in March 2017 (the “2017 Senior Notes”) and $400 million aggregate principal amount of 3.375% senior notes in November 2019 (the “2019 Senior Notes”). The 2017 Senior Notes and the 2019 Senior Notes are fully guaranteed by the Company and Genpact USA, Inc. The total debt issuance cost of $2.6 million and $2.9 million incurred in connection with the 2017 Senior Notes and 2019 Senior Notes offerings, respectively, are being amortized over the respective lives of the notes as additional interest expense. As of December 31,

2020 and June 30, 2021, the amount outstanding under the 2017 Senior Notes, net of debt amortization expense of $0.7 million and $0.4 million, respectively, was $349.3 million and $349.6 million, respectively, which is payable on April 1, 2022. As of December 31, 2020 and June 30, 2021, the amount outstanding under the 2019 Senior Notes, net of debt amortization expense of $2.3 million and $2.0 million, was $397.7 million and $398.0 million, respectively, which is payable on December 1, 2024.
In March 2021, Genpact Luxembourg and Genpact USA, Inc., both wholly-owned subsidiaries of the Company, co-issued the 2021 Senior Notes, resulting in cash proceeds of approximately $348.1 million, net of an underwriting commission of $1.4 million and a discount of $0.5 million. Other debt issuance costs incurred in connection with the offering of the 2021 Senior Notes amounted to $1.1 million. The 2021 Senior Notes are fully guaranteed by the Company. The total debt issuance cost of $3.0 million incurred in connection with the 2021 Senior Notes offerings is being amortized over the lives of the notes as additional interest expense. As of June 30, 2021, the amount outstanding under the 2021 Senior Notes, net of debt amortization expense of $2.9 million, was $347.1 million, which is payable on April 10, 2026.
We pay interest on (i) the 2017 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, (ii) the 2019 Senior Notes semiannually in arrears on June 1 and December 1 of each year, and (iii) the 2021 Senior Notes semi-annually in arrears on April 10 and October 10 of each year, ending on the maturity dates of April 1, 2022, December 1, 2024 and April 10, 2026, respectively.
For additional information, see Notes 11 and 12—“Short-term borrowings” and “Long-term debt” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of foreign exchange contracts. For additional information, see Part I, Item 1A—“Risk Factors”—“Currency exchange rate fluctuations in various currencies in which we do business, especially the Indian rupee, the euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 7 in Part I, Item 1—“Unaudited Consolidated Financial Statements” above.

Supplemental Guarantor Financial Information

As discussed in Note 12, “Long-term debt,” under Part I, Item 1—“Unaudited Consolidated Financial Statements” above, Genpact Luxembourg, a wholly-owned subsidiary of the Company, issued the 2017 Senior Notes and the 2019 Senior Notes, and Genpact Luxembourg and Genpact USA, Inc. (“Genpact USA”), a wholly-owned subsidiary of the Company, co-issued the 2021 Senior Notes. As of June 30, 2021, the outstanding balance for each of the 2017 Senior Notes, the 2019 Senior Notes and the 2021 Senior Notes was $349.6 million, $398.0 million and $347.1 million, respectively. Each series of Senior Notes is fully and unconditionally guaranteed by the Company. The 2017 Senior Notes and the 2019 Senior Notes are also fully and unconditionally guaranteed by Genpact USA. Our other subsidiaries do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-Guarantors”).

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

Summarized Statements of Income	Year ended December 31, 2020	Six months ended June 30, 2021
	(dollars in millions)
Net revenues	$206.5	$97.1
Gross profit	206.5	97.1
Net income	762.7	38.1

Below is a summary of transactions with non-Guarantors included in the summarized statement of income above:

	Year ended December 31, 2020	Six months ended June 30, 2021
	(dollars in millions)
Royalty income	$69.5	$2.6
Revenue from services	137.0	94.5
Interest income (expense), net	46.7	17.5
Other cost, net	11.2	8.0
Gain on sale of intellectual property	650.0	—

Summarized Balance Sheets	As of December 31, 2020	As of June 30, 2021
	(dollars in millions)
Assets
Current assets	$2,073.7	$2,219.4
Non-current assets	711.7	589.6

Liabilities and equity
Current liabilities	$3,491.9	$3,673.8
Non-current liabilities	1,825.3	1,798.5

Below is a summary of the balances with non-Guarantors included in the summarized balance sheets above:

	As of December 31, 2020	As of June 30, 2021
	(dollars in millions)
Assets
Current assets
Accounts receivable, net	$280.8	$271.6
Loans receivable	1,324.5	1,458.0
Others	396.5	377.9

Non-current assets
Investment in debentures/bonds	$501.2	$414.1
Loans receivable	—	—
Others	64.2	33.6

Liabilities
Current liabilities
Loans payable	$2,357.9	$2,417.3
Others	823.4	847.6

Non-Current liabilities
Loans payable	$500.0	$500.0

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

Recent Accounting Pronouncements
Recently adopted accounting pronouncements
For a description of recently adopted accounting pronouncements, see Note 2(m)—“Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently issued accounting pronouncements
For a description of recently issued accounting pronouncements, see Note 2(m)—“Recently issued accounting pronouncements” under Item 1—“Unaudited Consolidated Financial Statements” above and Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
We manage a portion of our interest rate risk related to floating rate indebtedness by entering into interest rate swaps under which we receive floating rate payments based on the greater of LIBOR and the floor rate under our term loan and make payments based on a fixed rate. As of June 30, 2021, we were party to interest rate swaps covering a total notional amount of $474 million. Under these swap agreements, the rate that we pay to banks in exchange for LIBOR ranges between 0.38% and 2.65%.
In March 2021, we executed a treasury lock agreement covering $350 million in connection with future interest payments to be made on our 2021 Senior Notes issued in March 2021, and our entry into this agreement was designated as a cash flow hedge. The treasury lock agreement was terminated on March 23, 2021 and a deferred gain was recorded in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2021 Senior Notes. The remaining gain to be amortized related to the treasury lock agreement as of June 30, 2021 was $0.8 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no legal proceedings pending against us that we believe are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors
Except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 the risk factors that materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and the other information that appears elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended June 30, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program ($)
April 1 – April 30, 2021	—	—	—	—
May 1-May 31, 2021	294,443	44.15	294,443	489,846,383
June 1 - June 30, 2021	—	—	—	—
Total	294,443	44.15	294,443	489,846,383

Since February 2017, our Board of Directors has authorized repurchases of up to $1.75 billion under our existing share repurchase program. This repurchase program does not obligate us to acquire any specific number of shares and does not specify an expiration date. All shares repurchased under the plan have been retired. For additional information, see Note 17—“Capital stock” under Part I, Item 1— “Unaudited Consolidated Financial Statements” above.

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

10.1†
Employment Agreement between the Registrant and Michael Weiner dated July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

10.2†
Form of 2021 Share Option Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

10.3†
Form of 2021 PSU Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

10.4†
Form of 2021 RSU Award Agreement for executive officers under the Genpact Limited 2017 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33626) filed with the SEC on July 22, 2021).

10.5†*	Form of RSU Award Agreement for non-employee directors under the Genpact Limited 2017 Omnibus Incentive Compensation Plan.

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33626) filed with the SEC on May 10, 2021).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 9, 2021
GENPACT LIMITED

By:	/s/ N.V. TYAGARAJAN
N.V. Tyagarajan
Chief Executive Officer

By:	/s/ EDWARD J. FITZPATRICK
Edward J. Fitzpatrick
Chief Financial Officer

Exhibit 31.1
CHIEF EXECUTIVE OFFICER CERTIFICATION
I, N.V. Tyagarajan, certify that:
1.I have reviewed this Quarterly Report on Form 10-Q of Genpact Limited for the period ended June 30, 2021, as filed with the Securities and Exchange Commission on the date hereof;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal     control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 9, 2021

/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

Exhibit 31.2
CHIEF FINANCIAL OFFICER CERTIFICATION
I, Edward J. Fitzpatrick, certify that:
1.I have reviewed this Quarterly Report on Form 10-Q of Genpact Limited for the period ended June 30, 2021, as filed with the Securities and Exchange Commission on the date hereof;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 9, 2021

/s/ Edward J. Fitzpatrick
Edward J. Fitzpatrick
Chief Financial Officer

Exhibit 32.1
Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Genpact Limited (the “Company”) on Form 10-Q for the period ended June 30, 2021 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, N.V. Tyagarajan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: August 9, 2021

/s/ N.V. Tyagarajan
N.V. Tyagarajan
Chief Executive Officer

Exhibit 32.2
Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Genpact Limited (the “Company”) on Form 10-Q for the period ended June 30, 2021 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward J. Fitzpatrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: August 9, 2021

/s/ Edward J. Fitzpatrick
Edward J. Fitzpatrick
Chief Financial Officer